Form 10-Q
period 1999-05-28
GOLDMAN SACHS GROUP INC
filed 1999-07-09
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 28, 1999

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.
For the transition period to

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4019460 (I.R.S. Employer Identification No.)

85 Broad Street, New York, NY (Address of principal executive offices)	10004 (Zip Code)

(212) 902-1000

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [   ] Yes     [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  [   ] Yes     [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 28, 1999, there were 467,271,909 shares of the registrant’s common stock outstanding, including 30,025,946 shares of common stock underlying the restricted stock units awarded to employees in connection with the registrant’s initial public offering for which future service is not required as a condition to the delivery of the underlying shares of common stock. In addition, there were 7,440,362 shares of the registrant’s nonvoting common stock outstanding as of May 28, 1999.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months Ended May		Six Months Ended May

	1999	1998	1999	1998

	(in millions, except share and per share amounts)

Revenues:

Investment banking	$1,002	$954	$1,904	$1,587

Trading and principal investments	1,719	1,311	3,117	2,426

Asset management and securities services	616	469	1,159	981

Interest income	3,018	3,829	6,031	7,472

Total revenues	6,355	6,563	12,211	12,466

Interest expense, principally on short-term funding	2,886	3,574	5,747	7,005

Revenues, net of interest expense	3,469	2,989	6,464	5,461

Operating expenses:

Compensation and benefits, excluding employee initial public offering awards	1,953	1,489	3,228	2,589

Non-recurring employee initial public offering awards(1)	2,257	—	2,257	—

Amortization of employee initial public offering awards	39	—	39	—

Brokerage, clearing and exchange fees	109	101	220	194

Market development	78	80	155	134

Communications and technology	71	63	149	121

Depreciation and amortization	61	62	158	104

Occupancy	67	49	145	93

Professional services and other	121	108	212	167

Charitable contribution	200	—	200	—

Total operating expenses	4,956	1,952	6,763	3,402

Pre-tax (loss)/earnings	(1,487)	1,037	(299)	2,059

(Benefit)/provision for taxes	(1,827)	190	(1,646)	328

Net earnings	$340	$847	$1,347	$1,731

Earnings per share:

Basic	$0.72		$2.84

Diluted	0.71		2.81

Average common shares outstanding:

Basic	474,712,271		474,712,271

Diluted	479,908,301		479,908,301

(1)	Includes expense of $666 million related to the initial irrevocable contribution of shares of common stock to a defined contribution plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	As of

	May 1999	November 1998

	(in millions, except share
	and per share amounts)

Assets:

Cash and cash equivalents	$3,542	$2,836

Cash and securities segregated in compliance with U.S. federal and other regulations (principally U.S. government obligations)	7,710	7,887

Receivables from brokers, dealers and clearing organizations	4,004	4,321

Receivables from customers and counterparties	22,730	14,953

Securities borrowed	79,198	69,158

Securities purchased under agreements to resell	44,088	37,484

Right to receive securities	7,171	7,564

Financial instruments owned, at fair value:

Commercial paper, certificates of deposit and time deposits	1,882	1,382

U.S. government, federal agency and sovereign obligations	25,190	24,789

Corporate debt	9,850	10,744

Equities and convertible debentures	11,208	11,066

State, municipal and provincial obligations	1,030	918

Derivative contracts	21,652	21,299

Physical commodities	701	481

Other assets	4,676	2,498

	$244,632	$217,380

Liabilities and Equity:

Short-term borrowings, including commercial paper	$31,601	$27,430

Payables to brokers, dealers and clearing organizations	1,033	730

Payables to customers and counterparties	34,062	36,179

Securities loaned	24,384	21,117

Securities sold under agreements to repurchase	41,092	36,257

Obligation to return securities	10,610	9,783

Financial instruments sold, but not yet purchased, at fair value:

U.S. government, federal agency and sovereign obligations	32,395	22,360

Corporate debt	2,015	1,441

Equities and convertible debentures	8,944	6,406

Derivative contracts	23,180	24,722

Physical commodities	778	966

Other liabilities and accrued expenses	4,831	3,699

Long-term borrowings	21,851	19,906

	236,776	210,996
Commitments and contingencies

Partners’ capital allocated for income taxes and potential withdrawals	—	74

Partners’ capital	—	6,310
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 437,245,963 shares issued and outstanding	4	—

Restricted stock units; 63,318,815 units issued and outstanding	3,356	—

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, 7,440,362 shares issued and outstanding	—	—

Additional paid-in capital	7,205	—

Accumulated deficit	(917)	—

Unearned compensation	(1,726)	—

Accumulated other comprehensive loss	(66)	—

	7,856	6,310

	$244,632	$217,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Period Ended

	May 1999		November 1998

	(in millions, except per
	share amounts)
Partners’ capital

Balance, beginning of period	$6,310		$6,107

Transfer of beginning partners’ capital allocated for income taxes and potential withdrawals	74		—

Net earnings	2,264	(1)	2,428

Capital contributions	48		9

Returns on capital and certain distributions to partners	(306)		(619)

Termination of Profit Participation Plans	—		(368)

Transfers to partners’ capital allocated for income taxes and potential withdrawals, net	—		(1,247)

Distributions of remaining partners’ capital	(4,520	)(2)	—

Exchange of partnership interests for shares of common stock	(3,901)		—

Transfer to accumulated other comprehensive income	31		—

Balance, end of period	—		6,310

Common stock, par value $0.01

Balance, beginning of period	—		—

Common stock issued	4		—

Balance, end of period	4		—

Restricted stock units

Balance, beginning of period	—		—

Restricted stock units granted	3,356		—

Balance, end of period	3,356		—

Nonvoting common stock, par value $0.01

Balance, beginning of period	—		—

Nonvoting common stock issued	—		—

Balance, end of period	—		—

Additional paid-in capital

Balance, beginning of period	—		—

Exchange of partnership interests for shares of common stock	3,901		—

Initial public offering of common stock	2,638		—

Issuance of common stock contributed to a defined contribution plan	666		—

Balance, end of period	7,205		—

Accumulated deficit

Balance, beginning of period	—		—

Net loss	(917	)(3)	—

Balance, end of period	(917)		—

Unearned compensation

Balance, beginning of period	—		—

Restricted stock units granted	(1,765)		—

Amortization of restricted stock units	39		—

Balance, end of period	(1,726)		—

Accumulated other comprehensive loss

Balance, beginning of period	—		—

Transfer from partners’ capital	(31)		—

Currency translation adjustment	(35)		—

Balance, end of period	(66)		—

	$7,856		$6,310

(1)	Represents net earnings of the partnership from November 28, 1998 through May 6, 1999.

(2)	Represents the retired limited partners’ exchanges of partnership interests for cash and junior subordinated debentures, the redemption of senior limited partnership interests for cash and other distributions of partners’ capital in accordance with the partnership agreement.

(3)	Represents net loss of the corporation from May 7, 1999 through May 28, 1999.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended

	May 1999	May 1998

	(in millions)

Cash flows from operating activities:

Net earnings	$1,347	$1,731

Non-cash items included in net earnings:

Depreciation and amortization	158	104

Deferred income taxes	(2,139)	24

Employee initial public offering awards	2,296	—

Changes in operating assets and liabilities:

Cash and securities segregated in compliance with U.S. federal and other regulations	177	(1,140)

Net receivables from brokers, dealers and clearing organizations	619	52

Net payables to customers and counterparties	(9,894)	3,083

Securities borrowed, net	(6,773)	(11,837)

Financial instruments owned, at fair value	(1,212)	(14,897)

Financial instruments sold, but not yet purchased, at fair value	12,873	5,243

Other, net	1,062	383

Net cash used for operating activities	(1,486)	(17,254)

Cash flows from investing activities:

Property, leasehold improvements and equipment	(196)	(197)

Financial instruments owned, at fair value	143	(159)

Net cash used for investing activities	(53)	(356)

Cash flows from financing activities:

Short-term borrowings, net	(955)	(863)

Securities sold under agreements to repurchase, net	(1,768)	12,234

Issuance of long-term borrowings	7,000	9,210

Repayment of long-term borrowings	(301)	(1,025)

Capital contributions	48	6

Returns on capital and certain distributions to partners	(306)	(311)

Proceeds from issuance of common stock	2,639	—

Partners’ capital distributions, net	(4,112)	—

Partners’ capital allocated for income taxes and potential withdrawals	—	(759)

Net cash provided by financing activities	2,245	18,492

Net increase in cash and cash equivalents	706	882

Cash and cash equivalents, beginning of period	2,836	1,328

Cash and cash equivalents, end of period	$3,542	$2,210

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented. Payments of income taxes were not material.

The junior subordinated debentures of $371 million that were issued to the retired limited partners in exchange for their partnership interests were excluded from the consolidated statement of cash flows as they represented non-cash items.

Employee initial public offering awards include $666 million related to the initial irrevocable contribution of shares of common stock to a defined contribution plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Description of Business

      The Goldman Sachs Group, Inc. (“Group Inc.”), a Delaware corporation, together with its consolidated subsidiaries (collectively, the “Firm”), is a global investment banking and securities firm that provides a wide range of financial services worldwide to a substantial and diversified client base.

      The Firm’s activities are divided into three principal business lines:

•	Investment Banking, which includes financial advisory services and underwriting;

•	Trading and Principal Investments, which includes fixed income, currency and commodities (“FICC”), equities and principal investments (principal investments reflect primarily the Firm’s investments in its merchant banking funds); and

•	Asset Management and Securities Services, which includes asset management, securities services and commissions.

Note 2. Initial Public Offering

      On May 7, 1999, the Firm converted from a partnership to a corporation and completed its initial public offering. In that offering, the Firm sold 51,000,000 shares of common stock and received net proceeds of $2.64 billion.

Note 3. Significant Accounting Policies

  Basis of Presentation

      The consolidated financial statements include the accounts of the parent company, Group Inc., and its U.S. and international subsidiaries including Goldman, Sachs & Co. (“GS&Co.”) and J. Aron & Company in New York, Goldman Sachs International (“GSI”) in London and Goldman Sachs (Japan) Ltd. (“GSJL”) in Tokyo. These consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Prospectus, dated May 3, 1999, of Group Inc., filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933. The condensed consolidated financial information as of and for the period ended November 27, 1998 and for the period ended May 29, 1998 has been derived from audited consolidated financial statements not included herein.

      These consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make estimates and assumptions regarding trading inventory valuations, the outcome of pending litigation and other matters that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on judgment and available information and, consequently, actual results could be materially different from these estimates.

      These unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the operating results in the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year.

      Unless otherwise stated herein, all references to May 1999 and May 1998 refer to either the Firm’s three-month fiscal period ended or its six-month fiscal period ended, or the date, as the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

context requires, May 28, 1999 and May 29, 1998, respectively. All references to 1998 refer to the Firm’s fiscal year ended, or the date, as the context requires, November 27, 1998.

  Stock-Based Compensation

      The Firm has elected to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. Compensation expense is recognized immediately for restricted stock units for which future service is not required as a condition to the delivery of the underlying shares of common stock. For restricted stock units with future service requirements, compensation expense is recognized over the relevant vesting period using an accelerated amortization methodology.

  Income Taxes

      The Firm accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. As a partnership, the Firm was primarily subject to unincorporated business taxes and taxes in foreign jurisdictions on certain of its operations. As a corporation, the earnings of the Firm are subject to U.S. federal, foreign, state and local taxes. As a result of its conversion to corporate form, the Firm recognized the tax effect of the change in its income tax rate on both its deferred tax assets and liabilities and the earnings attributable to the three-week period from May 7, 1999 to the end of its second quarter. The Firm’s tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses”, respectively, on the consolidated statements of financial condition.

  Comprehensive Income

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. This Statement is effective for fiscal years beginning after December 15, 1997 and was adopted by the Firm in the first quarter of 1999. The components of comprehensive income are set forth below:

	Three Months		Six Months
	Ended May		Ended May

	1999	1998	1999	1998

	(in millions)

Net earnings	$340	$847	$1,347	$1,731

Currency translation adjustment	(29)	(54)	(35)	(59)

Total comprehensive income	$311	$793	$1,312	$1,672

      As a partnership, the Firm’s cumulative translation adjustment was reported as a component of “Partners’ capital allocated for income taxes and potential withdrawals” on the consolidated statement of financial condition. It was not reported as a separate component of equity because it was not material. In connection with the conversion to corporate form, the cumulative

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

translation adjustment is reported as a component of “Accumulated other comprehensive loss” in stockholders’ equity on the consolidated statement of financial condition.

Note 4. Financial Instruments

      Gains and losses on financial instruments and commission income and related expenses are recorded on a trade date basis in the consolidated statements of earnings. For purposes of the consolidated statements of financial condition only, purchases and sales of financial instruments, including agency transactions, are generally recorded on a settlement date basis. Recording such transactions on a trade date basis would not result in a material adjustment to the consolidated statements of financial condition.

      Substantially all financial instruments used in the Firm’s trading and non-trading activities are carried at fair value or amounts that approximate fair value and unrealized gains and losses are recognized in earnings. Fair value is based generally on listed market prices or broker or dealer price quotations. To the extent that prices are not readily available, fair value is based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. Certain over-the-counter derivative instruments are valued using pricing models that consider, among other factors, current and contractual market prices, time value, and yield curve and/or volatility factors of the underlying positions.

      The Firm’s Trading and Principal Investments business facilitates customer transactions and takes proprietary positions through market-making in and trading of fixed income and equity products, currencies, commodities and swaps and other derivatives. Derivative financial instruments are often used to hedge cash instruments or other derivative financial instruments as an integral part of the Firm’s strategies. As a result, it is necessary to view the results of any activity on a fully-integrated basis, including cash positions, the effect of related derivatives and the financing of the underlying positions.

      Net revenues represent total revenues less allocations of interest expense to specific securities, commodities and other positions in relation to the level of financing incurred by each. The following table sets forth the net revenues of the Firm’s Trading and Principal Investments business:

	Three Months		Six Months
	Ended May		Ended May

	1999	1998	1999	1998

	(in millions)

FICC	$911	$934	$1,787	$1,675

Equities	618	294	1,073	659

Principal investments	189	168	215	244

Total Trading and Principal Investments	$1,718	$1,396	$3,075	$2,578

  Derivative Activities

      Most of the Firm’s derivative transactions are entered into for trading purposes. The Firm uses derivatives in its trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. The Firm also enters into non-trading derivative contracts to manage the interest rate and currency exposure on its long-term borrowings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Derivative contracts are financial instruments, such as futures, forwards, swaps or option contracts, that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivatives may involve future commitments to purchase or sell financial instruments or commodities, or to exchange currency or interest payment streams. The amounts exchanged are based on the specific terms of each contract with reference to specified rates, securities, commodities or indices.

      Derivative contracts exclude certain cash instruments, such as mortgage-backed securities, interest-only and principal-only obligations and indexed debt instruments, that derive their values or contractually required cash flows from the price of some other security or index. Derivatives also exclude option features that are embedded in cash instruments, such as the conversion features and call provisions embedded in bonds. The Firm has elected to include commodity-related contracts in its derivative disclosures, although not required to do so, as these contracts may be settled in cash or are readily convertible into cash.

      Derivatives used for trading purposes are reported at fair value and are included in “Derivative contracts” on the consolidated statements of financial condition. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” on the consolidated statements of earnings.

      The Firm utilizes replacement cost as its measure of derivative credit risk. Replacement cost, as reported in financial instruments owned, at fair value on the consolidated statements of financial condition, represents amounts receivable from various counterparties, net of any unrealized losses owed where management believes a legal right of setoff exists under an enforceable master netting agreement. Replacement cost for purchased option contracts is the market value of the contract. The Firm controls its credit risk through an established credit approval process, by monitoring counterparty limits, obtaining collateral where appropriate and, in some cases, using legally enforceable master netting agreements.

      The fair value of derivative financial instruments used for trading purposes, computed in accordance with the Firm’s netting policy, is set forth below:

	As of May 1999		As of November 1998

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Forward settlement contracts	$3,770	$3,429	$4,061	$4,201

Swap agreements	9,301	10,345	10,000	11,475

Option contracts	8,542	9,397	7,140	9,038

Total	$21,613	$23,171	$21,201	$24,714

      Derivatives used for non-trading purposes include interest rate futures contracts and interest rate and currency swap agreements, which are primarily utilized to convert a substantial portion of the Firm’s fixed rate debt into U.S. dollar-based floating rate obligations. Gains and losses on these transactions are generally deferred and recognized as adjustments to interest expense over the life of the derivative contract. Gains and losses resulting from the early termination of derivatives used for non-trading purposes are generally deferred and recognized over the remaining life of the underlying debt. If the underlying debt is terminated prior to its stated maturity, gains and losses on these transactions, including the associated hedges, are

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

recognized in earnings immediately. The fair value and carrying value of derivatives used for non-trading purposes are set forth below:

	As of May 1999		As of November 1998

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Fair value	$78	$8	$519	$7

Carrying value	39	9	98	8

Note 5. Short-Term Borrowings

      The Firm obtains secured short-term financing principally through the use of repurchase agreements and securities lending agreements, collateralized mainly by U.S. government, federal agency, investment grade foreign sovereign obligations and equity securities. The Firm obtains unsecured short-term borrowings through issuance of commercial paper, promissory notes and bank loans. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

      Short-term borrowings are set forth below:

	As of

	May 1999	November 1998

	(in millions)

Commercial paper	$8,015	$10,008

Promissory notes	12,083	10,763

Bank loans and other(1)	11,503	6,659

Total	$31,601	$27,430

(1)	As of May 1999 and November 1998, short-term borrowings included $5,448 million and $2,955 million, respectively, of long-term borrowings maturing within one year.

     The Firm maintains unencumbered securities with a market value in excess of all uncollateralized short-term borrowings.

Note 6. Earnings Per Share

      Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is calculated by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The computations of basic and diluted EPS are set forth below:

	Three Months	Six Months
	Ended	Ended
	May 1999	May 1999

	(in millions, except for share and per
	share amounts)

Numerator for basic and diluted earnings per share — earnings available to common stockholders	$340	$1,347

Denominator for basic earnings per share — weighted- average number of common shares (1)	474,712,271	474,712,271

Effect of dilutive securities:

Restricted stock units	2,432,037	2,432,037

Stock options	2,763,993	2,763,993

Dilutive potential common shares	5,196,030	5,196,030

Denominator for diluted earnings per share — weighted- average number of common shares and dilutive potential common shares	479,908,301	479,908,301

Basic earnings per share	$0.72	$2.84

Diluted earnings per share	0.71	2.81

(1)	Includes common stock, nonvoting common stock and the restricted stock units awarded to employees for which future service is not required as a condition to the delivery of the underlying shares of common stock.

Note 7. Employee Incentive Plans

  Stock Incentive Plan

      The Firm sponsors a stock incentive plan which provides for grants of incentive stock options, nonqualifed stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards. The stock incentive plan also permits the making of loans to purchase shares of common stock.

      The total number of shares of common stock that may be issued under the stock incentive plan through fiscal 2002 may not exceed 300,000,000 shares and, in each fiscal year thereafter, may not exceed five percent of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous fiscal years but not covered by awards granted in such years.

      On May 7, 1999, the Firm granted the following awards under the stock incentive plan to its employees other than managing directors who were profit participating limited partners.

  Formula Restricted Stock Units

      Formula-based restricted stock units (“Formula RSUs”) granted to employees on May 7, 1999 and outstanding as of the end of the period were 30,025,946. The common stock underlying these Formula RSUs will generally be deliverable in equal installments on or about the first, second and third anniversaries of the date of grant. While no additional service is required to obtain delivery of the underlying common stock, delivery of the common stock is conditioned on the grantee’s satisfying certain requirements. For purposes of calculating basic earnings per share and book value per share, the shares of common stock underlying the Formula RSUs are

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

included in common shares outstanding. During the period ended May 1999, the Firm recorded $1.59 billion in compensation expense related to these Formula RSUs.

  Discretionary Restricted Stock Units

      Discretionary restricted stock units (“Discretionary RSUs”) granted to employees on May 7, 1999 and outstanding as of the end of the period were 33,292,869. Discretionary RSUs will vest, and the underlying common stock will be delivered, in equal installments on or about the third, fourth and fifth anniversaries of the date of grant if the grantee has satisfied certain conditions and the grantee’s employment with the Firm has not been terminated, with certain exceptions for terminations of employment due to death, retirement, extended absence or a change in control. For purposes of calculating basic earnings per share and book value per share, the shares of common stock underlying these restricted stock units are excluded from common shares outstanding since future service is required as a condition to the delivery of the underlying shares of common stock. The dilutive effect of these restricted stock units is, however, included in diluted common shares outstanding under the treasury stock method. The Firm will record non-cash expense of approximately $1.76 billion (before giving effect to forfeitures) related to these awards over the related service period.

  Discretionary Options

      Discretionary options granted to employees on May 7, 1999 and outstanding as of the end of the period were 40,127,592. These options generally will become exercisable in equal installments commencing on or about the third, fourth and fifth anniversaries of the date of grant if the grantee has satisfied certain conditions and the grantee’s employment with the Firm has not been terminated, with certain exceptions for terminations of employment due to death, retirement, extended absence or a change in control. Due to vesting requirements, there were no options exercisable as of May 1999. Once vested, these options will generally remain exercisable, subject to satisfaction of certain conditions, until the tenth anniversary of the date of grant. Pursuant to APB No. 25, no compensation expense was recognized on the date of grant since these options had no intrinsic value. The dilutive effect of these options is included in diluted common shares outstanding under the treasury stock method. As of May 1999, the outstanding options had a weighted-average exercise price of $53 and a weighted-average remaining life of approximately 10 years.

      The weighted-average fair value of options granted through May 1999 was $16.02 per option. Fair value is estimated as of the grant date based on a binomial option pricing model using the following weighted-average assumptions:

As of May 1999

Risk-free interest rate	6.1%

Expected life	7 years

Expected volatility	30.0%

Dividend yield	1.0%

     Pro Forma Effect of SFAS No. 123

      In accordance with APB No. 25, compensation expense was not recognized on the grant of discretionary options since these options had no intrinsic value on the date of grant. If the Firm were to recognize compensation expense under the fair value-based method of SFAS No. 123,

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

net earnings would have decreased by $8 million, resulting in pro forma net earnings and earnings per share as follows:

	Three Months Ended	Six Months Ended
	May 1999	May 1999

	(in millions, except for share and per
	share amounts)

Net earnings, as reported	$340	$1,347

Pro forma net earnings	332	1,339

EPS, as reported:

Basic	$0.72	$2.84

Diluted	0.71	2.81

Pro forma EPS:

Basic	$0.70	$2.82

Diluted	0.69	2.79

Basic common shares outstanding	474,712,271	474,712,271

Diluted common shares outstanding	479,908,301	479,908,301

      In the table above, pro forma compensation expense associated with option grants is recognized over the relevant vesting period. The effect of applying SFAS No. 123 in the pro forma disclosure above is not representative of the potential pro forma effect on net earnings in future periods.

  Defined Contribution Plan

      In addition to the stock incentive plan, the Firm has established a non-qualified defined contribution plan (the "Plan”) for certain senior employees. Shares of common stock contributed to and outstanding in the Plan as of May 1999 were 12,555,866. The initial irrevocable contribution of shares of common stock to the Plan in connection with the initial public offering will vest and be distributable to the participant in equal installments on or about the third, fourth and fifth anniversaries of the date of grant if the participant satisfies certain conditions, and the participant’s employment with the Firm has not been terminated, with certain exceptions for terminations of employment due to death or a change in control. Dividends on the underlying shares of common stock are paid currently to the participants. Forfeited shares remain in the Plan and will be reallocated to the remaining participants. The Firm’s expense for the Plan was $666 million through May 1999, resulting from the immediate recognition of expense related to contributions made in connection with the initial public offering.

Note 8. Income Taxes

      Prior to its conversion to corporate form, the Firm operated as a partnership and generally was not subject to U.S. federal and state income taxes. The earnings of the Firm, however, were subject to local unincorporated business taxes. In addition, certain of the non-U.S. subsidiaries were subject to income taxes in their local jurisdictions. The partners of the Firm’s predecessor partnership were taxed on their proportionate share of the partnership’s taxable income or loss. Effective with the conversion from a partnership to a corporation on May 7, 1999, the Firm became subject to U.S. federal, state and local corporate income taxes. The components of pre-

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

tax losses and income tax benefits reflected on the consolidated statements of earnings are set forth below:

	Three Months Ended	Six Months Ended
	May 1999	May 1999

	(in millions)

Pre-tax loss:

U.S.	$(1,041)	$(298)

Non-U.S.	(446)	(1)

Total pre-tax loss	$(1,487)	$(299)

Current taxes:

U.S. federal	$129	$132

State and local	31	54

Non-U.S.	156	307

Total current tax expense	316	493

Deferred taxes:

U.S. federal	(1,461)	(1,461)

State and local	(451)	(449)

Non-U.S.	(231)	(229)

Total deferred tax benefit	(2,143)	(2,139)

Total tax benefit	$(1,827)	$(1,646)

      Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. In connection with the conversion from a partnership to a corporation, the Firm recognized a deferred tax benefit of $825 million primarily related to the revaluation of net deferred tax assets recorded in accordance with the provisions of SFAS No. 109. Significant components of the Firm’s net deferred tax assets as of May 1999 are set forth below:

As of May 1999

(in millions)

Deferred tax assets:

Compensation and benefits	$1,832

Unrealized gains/losses	82

Depreciation and amortization	51

Other, net	325

Total net deferred tax assets before valuation allowance	2,290

Less: valuation allowance(1)	(113)

Total net deferred tax assets	$2,177

(1)	Relates primarily to the ability to recognize tax benefits associated with foreign operations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

     A reconciliation of the statutory U.S. federal income tax rate of 35% to the Firm’s effective income tax rate is set forth below:

	Tax Benefit

	Three Months Ended	Six Months Ended
	May 1999	May 1999

U.S. statutory tax rate	35.0%	35.0%

Increase related to:

State and local taxes, net of U.S. income tax effects	5.7	5.7

Other	0.3	0.3

Rate before one-time events	41.0	41.0

Revaluation of deferred tax assets upon the change in tax status	55.5	275.9

Rate benefit for partnership period	30.0	251.5

Other	(3.6)	(17.9)

Total tax benefit	122.9%	550.5%

      The deferred tax assets recognized upon the change in tax status of the Firm primarily reflect the revaluation of the Firm’s deferred tax assets and liabilities at the Firm’s corporate income tax rate. The Firm’s effective tax rate includes a rate benefit attributable to the fact that the Firm generally was not subject to corporate taxes on its earnings prior to its conversion to corporate form.

Note 9. Commitments and Contingencies

      The Firm is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Firm’s financial condition, but might be material to the Firm’s operating results for any particular period, depending, in part, upon the operating results for such period.

Note 10. Regulated Subsidiaries

      GS&Co., a registered U.S. broker-dealer and subsidiary of Group Inc., is subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule”, and has elected to compute its net capital in accordance with the “Alternative Net Capital Requirement” of that rule. As of May 1999, GS&Co. had regulatory net capital, as defined, of $2.90 billion, which exceeded the amount required by $2.36 billion.

      GSI, a registered U.K. broker-dealer and subsidiary of Group Inc., is subject to the capital requirements of the Securities and Futures Authority Limited and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and the Financial Supervisory Agency. As of May 1999, GSI and GSJL were in compliance with their local capital adequacy requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Certain other subsidiaries of the Firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of May 1999, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 11. Subsequent Event

      On June 23, 1999, the Board of Directors of Group Inc. declared a dividend of $0.12 per share to be paid on August 27, 1999 to voting and nonvoting common stockholders of record on August 12, 1999.

Review Report of Independent Accountants

To the Directors and Shareholders,

The Goldman Sachs Group, Inc.:

      We have reviewed the condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the “Company”) as of May 28, 1999, and the condensed consolidated statements of earnings for the three and six months ended May 28, 1999 and the three months ended May 29, 1998, and the condensed consolidated statements of cash flows and changes in stockholders’ equity and partners’ capital for the six months ended May 28, 1999. These financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated statements of financial condition of The Goldman Sachs Group, L.P. and Subsidiaries as of May 29, 1998 and November 27, 1998, and the related consolidated statements of earnings, changes in partners’ capital and cash flows for the six months ended May 29, 1998 and the year ended November 27, 1998 (not presented herein); and in our reports dated August 3, 1998 and January 22, 1999, respectively, we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 27, 1998, the condensed consolidated statement of earnings for the six months ended May 29, 1998, the condensed consolidated statement of changes in partners’ capital for the year ended November 27, 1998 and the condensed consolidated statement of cash flows for the six months ended May 29, 1998, is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

July 8, 1999.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Goldman Sachs is a global investment banking and securities firm that provides a wide range of financial services worldwide to a substantial and diversified client base.

      Our activities are divided into three principal business lines:

•	Investment Banking, which includes financial advisory services and underwriting;

•	Trading and Principal Investments, which includes fixed income, currency and commodities (“FICC”), equities and principal investments (principal investments reflect primarily our investments in our merchant banking funds); and

•	Asset Management and Securities Services, which includes asset management, securities services and commissions.

      All references to May 1999 and May 1998 refer to either our three-month fiscal period ended or our six-month fiscal period ended, or the date, as the context requires, May 28, 1999 and May 29, 1998, respectively. All references to 1998 refer to our fiscal year ended, or the date, as the context requires, November 27, 1998.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean, prior to our conversion to corporate form, The Goldman Sachs Group, L.P., a Delaware limited partnership, and its consolidated subsidiaries and, after our conversion to corporate form, The Goldman Sachs Group, Inc. (“Group Inc.”), a Delaware corporation, and its consolidated subsidiaries.

Initial Public Offering

      On May 7, 1999, we converted from a partnership to a corporation and completed our initial public offering. In that offering, we sold 51,000,000 shares of common stock and received net proceeds of $2.64 billion.

Business Environment

      During the second quarter of 1999, global markets continued to be strong as a result of a favorable macroeconomic environment, which benefited our key businesses. The U.S. economy continued its strong growth rate amidst low unemployment and favorable inflation and interest rate conditions, leading to record highs in the major U.S. equity market indices. The financial markets declined towards the end of the fiscal quarter as inflation concerns arose and interest rates trended upwards in the United States. European financial markets posted positive gains following interest rate cuts and renewed signs of economic expansion, while financial markets in Asia and Latin America continued to improve as the economies of Japan and Brazil stabilized.

Results of Operations

      The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. In addition, Goldman Sachs’ conversion from a partnership to a corporation and related transactions have affected, and will continue to affect, our operating results in several significant ways:

      1. Former Partner Compensation. As a corporation, payments for services rendered by managing directors who were profit participating limited partners are included in compensation and benefits expense. These payments were previously accounted for as distributions of partners’ capital rather than as compensation and benefits expense.

      2. Ongoing Stock-Based Compensation. Our current compensation plans provide that, in lieu of a portion of ongoing cash compensation, compensation will be awarded to employees in the form of restricted stock units. Of the total restricted stock units that we currently anticipate granting in lieu of ongoing cash compensation, 50% will require future service as a condition to the delivery of the underlying shares of common stock. In accordance with Accounting Principles Board Opinion (“APB”) No. 25, these restricted stock units will be recorded as compensation expense over the four-year service period following the date of grant. We expect to record this expense over the service period as follows: 52%, 28%, 14%, and 6% in years one, two, three and four, respectively.

      3. Amortization of Employee Initial Public Offering Awards. We have recorded, and will continue to record over the five-year vesting period following the date of grant, non-cash expense related to the amortization of the discretionary restricted stock units awarded to employees in connection with our initial public offering. We expect to record non-cash expense of approximately $115 million related to these awards in each of the third and fourth quarters of 1999.

      4. Income Taxes. As a corporation, our operating results have been, and will continue to be, subject to a higher tax rate than we incurred as a partnership. Our effective tax rate for the period from May 7, 1999 to the end of the second quarter, excluding the effect of non-recurring items, was 41%.

      For a further discussion of the effect of these items on our actual and pro forma operating results, see “— Operating Expenses” and “— Pro Forma Operating Results” below. As a result of these and other factors, period-to-period comparisons may not be meaningful and interim period operating results may not be indicative of the operating results for a full year.

Overview

      The following table sets forth our net revenues, pre-tax (loss)/earnings, net earnings and diluted earnings per share:

Financial Overview

(in millions, except per share amounts)

	Three Months		Six Months
	Ended May		Ended May

	1999(1)	1998	1999(1)	1998

Net revenues	$3,469	$2,989	$6,464	$5,461

Pre-tax (loss)/earnings	(1,487)	1,037	(299)	2,059

Net earnings	340	847	1,347	1,731

Diluted earnings per share	0.71	—	2.81	—

(1)	Includes three weeks as a corporation.

     Our net earnings of $340 million, or $0.71 per diluted share, in the three-month period ended May 1999 were reduced by $672 million, or $1.40 per diluted share, due to non-recurring items, associated with Goldman Sachs’ conversion to corporate form and related transactions. For a further discussion of the non-recurring charges and benefits affecting our operating results in the second quarter of 1999, see “— Operating Expenses” and “— Provision for Taxes” below.

      Our net revenues were $3.47 billion in the three-month period ended May 1999, an increase of 16% compared to the same period in 1998. Net revenues in Investment Banking increased 5% due to higher financial advisory fees, particularly in mergers and acquisitions. Net revenues in Trading and Principal Investments increased 23% primarily due to a strong performance in equities. Net revenues in Asset Management and Securities Services increased 17% due to higher asset management fees and increased equity commissions.

      Our net revenues were $6.46 billion in the six-month period ended May 1999, an increase of 18% compared to the same period in 1998. Net revenues in Investment Banking increased 20% due to higher levels of mergers and acquisitions and equity underwriting activity. Trading and Principal Investments increased 19% primarily due to strong net revenue growth in equities. Net revenues in Asset Management and Securities Services increased 15% principally due to growth in asset management fees.

      The following table sets forth the net revenues of our principal business lines:

Net Revenues by Principal Business Line

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	1999	1998	1999	1998

Investment Banking	$1,002	$954	$1,904	$1,587

Trading and Principal Investments	1,718	1,396	3,075	2,578

Asset Management and Securities Services	749	639	1,485	1,296

Total net revenues	$3,469	$2,989	$6,464	$5,461

      Net revenues in our principal business lines represent total revenues less allocations of interest expense to specific securities, commodities and other positions in relation to the level of financing incurred by each position. Interest expense is allocated to Trading and Principal Investments and the securities services component of Asset Management and Securities Services. Net revenues may not be indicative of the relative profitability of any principal business line.

Investment Banking

      Goldman Sachs provides a broad range of financial advisory and underwriting services to a diverse group of corporations, financial institutions, governments and individuals. The following table sets forth the net revenues of our Investment Banking business:

Investment Banking Net Revenues

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	1999	1998	1999	1998

Financial advisory	$510	$436	$1,032	$799

Underwriting	492	518	872	788

Total Investment Banking	$1,002	$954	$1,904	$1,587

      Investment Banking generated net revenues of $1 billion in the three-month period ended May 1999, an increase of 5% compared to the same period in 1998. Our mergers and acquisitions and equity new issues businesses were strong, reflecting active markets resulting from, among other factors, the continuing trend toward consolidation and globalization in many industries. Revenue growth in the second quarter of 1999 was especially strong in the technology, energy and power, healthcare, and communications, media and entertainment industry groups. Revenues from debt underwriting benefited from the favorable interest rate environment although they declined from a particularly strong period in the prior year.

      Investment Banking generated net revenues of $1.90 billion in the six-month period ended May 1999, an increase of 20% compared to the same period in 1998. Revenue growth was strong in our mergers and acquisitions and equity new issues businesses. For the calendar year through May, we ranked number one in announced and completed worldwide and U.S. mergers and acquisitions.(1) We also maintained our strong market position in equity underwriting, ranking first in worldwide initial public offerings and second in worldwide public common stock offerings over the same period.(2) The debt underwriting business continued to benefit from the favorable interest rate environment, generating net revenues that were comparable to the strong prior year period.

(1)	Securities Data Company — January 1 to May 31, 1999. Mergers and acquisitions statistics are based on the dollar value of transactions for the period indicated, taken as a whole, with full credit to both target and acquiring companies’ advisors.

(2)	Securities Data Company — January 1 to May 31, 1999. Underwriting statistics are based on the dollar value of total proceeds raised (exclusive of any option to purchase additional shares) with full credit to each bookrunner for the period indicated, taken as a whole.

Trading and Principal Investments

      Our Trading and Principal Investments business facilitates customer transactions and takes proprietary positions through market-making in and trading of fixed income and equity products, currencies, commodities, and swaps and other derivatives. Net revenues from principal investments do not include management fees and the increased share of the income and gains from our merchant banking funds to which Goldman Sachs is entitled when the return on investments exceeds certain threshold returns to fund investors. These management fees and increased shares of income and gains are included in the net revenues of Asset Management and Securities Services. The following table sets forth the net revenues of our Trading and Principal Investments business:

Trading and Principal Investments Net Revenues

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	1999	1998	1999	1998

FICC	$911	$934	$1,787	$1,675

Equities	618	294	1,073	659

Principal investments	189	168	215	244

Total Trading and Principal Investments	$1,718	$1,396	$3,075	$2,578

      The Trading and Principal Investments business achieved net revenues of $1.72 billion in the three-month period ended May 1999, an increase of 23% compared to the same period in 1998. Net revenues in FICC declined modestly compared to a particularly strong period in 1998 as lower net revenues in currencies were partially offset by a strong performance in commodities. Our credit-sensitive fixed income businesses continued to benefit from the recovery in the fixed income markets that began in the latter part of 1998. Net revenues in equities increased 110%

primarily due to increased customer demand in equity derivatives and in our shares businesses in the United States and Europe and a strong performance in equity arbitrage, due in part to increased activity in the mergers and acquisitions market. Principal investments net revenues increased 13% due to higher mark-to-market gains on certain investments in our merchant banking funds partially offset by lower gains on the disposition of investments.

      The Trading and Principal Investments business achieved net revenues of $3.07 billion in the six-month period ended May 1999, an increase of 19% compared to the same period in 1998. Net revenues in FICC increased 7% as higher net revenues in mortgages, commodities and emerging market debt were partially offset by lower net revenues in fixed income derivatives and currencies. Net revenues in equities increased 63% primarily due to strong customer demand in equity derivatives and in our shares businesses in the United States and Europe and higher net revenues in equity arbitrage. Net revenues from principal investments decreased 12% due to lower gains on the disposition of investments compared to the prior year, partially offset by higher net revenues related to mark-to-market gains on certain investments in our merchant banking funds.

Asset Management and Securities Services

      Our Asset Management and Securities Services business is comprised of asset management, securities services and commissions. Securities services includes prime brokerage, financing services and securities lending and our matched book businesses. Revenues from the increased share of the income and gains derived from our merchant banking funds are included in commissions. The following table sets forth the net revenues of our Asset Management and Securities Services business:

Asset Management and Securities Services Net Revenues

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	1999	1998	1999	1998

Asset management	$214	$145	$416	$284

Securities services	174	174	381	344

Commissions	361	320	688	668

Total Asset Management and Securities Services	$749	$639	$1,485	$1,296

      Goldman Sachs’ assets under supervision are comprised of assets under management, on which we typically generate fees based on a percentage of their value, and other client assets, on which we earn commissions. The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of May		As of November

	1999	1998	1998	1997

Assets under management	$206,553	$165,226	$194,821	$135,929

Other client assets	176,369	125,419	142,018	102,033

Total assets under supervision	$382,922	$290,645	$336,839	$237,962

      The Asset Management and Securities Services business achieved net revenues of $749 million in the three-month period ended May 1999, an increase of 17% compared to the same period in 1998. Performance was strong in asset management and commissions while net revenues in securities services were comparable to the prior year period. Asset management revenues increased 48%, primarily reflecting a 29% increase in average assets under management as well as changes in the composition of assets managed. Net revenues from securities services were comparable to the prior year across all components of the business, including securities lending, financing services and our fixed income matched book. Commission revenues increased 13% as generally strong and volatile equity markets resulted in increased transaction volumes in listed equity securities.

      The Asset Management and Securities Services business achieved net revenues of $1.49 billion in the six-month period ended May 1999, an increase of 15% compared to the same period in 1998. Asset management revenues increased 46% compared to the same period in 1998, primarily reflecting a 35% increase in average assets under management as well as changes in the composition of assets managed. Net revenues from securities services increased 11% primarily due to growth in securities lending and financing services. Commission revenues increased 3% compared to a particularly strong period in the prior year as generally strong and volatile equity markets resulted in continued healthy transaction volumes in listed equity securities.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months		Six Months
	Ended May		Ended May

	1999	1998	1999	1998

Compensation and benefits, excluding employee initial public offering awards	$1,953	$1,489	$3,228	$2,589

Non-recurring employee initial public offering awards	2,257	—	2,257	—

Amortization of employee initial public offering awards	39	—	39	—

Brokerage, clearing and exchange fees	109	101	220	194

Market development	78	80	155	134

Communications and technology	71	63	149	121

Depreciation and amortization	61	62	158	104

Occupancy	67	49	145	93

Professional services and other	121	108	212	167

Charitable contribution	200	—	200	—

Total operating expenses	$4,956	$1,952	$6,763	$3,402

Employees at period end(1)	13,454	11,440

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services. In addition, as of May 1999, we had approximately 3,800 temporary staff and consultants.

     Operating expenses were $4.96 billion in the three-month period ended May 1999, an increase of 154% compared to the same period in 1998 primarily due to non-recurring charges associated with Goldman Sachs’ conversion to corporate form and related transactions. These non-recurring charges included $2.26 billion for employee initial public offering awards and $200 million for a contribution to the Goldman Sachs Fund, a charitable foundation.

      Compensation and benefits, excluding employee initial public offering awards, increased 31% in the second quarter of 1999 compared to the same period in 1998. This increase was due to additional compensation expense recorded in the second quarter of 1999 equal to 50% of the estimated annual compensation and benefits of the managing directors who were profit participating limited partners in 1999 based on the annualized results for the first half of 1999, offset in part by the effect of issuing restricted stock units to employees, in lieu of a portion of ongoing cash compensation, for which future service will be required as a condition to the delivery of the underlying shares of common stock. In accordance with APB No. 25, these restricted stock units will be recorded as compensation expense over the four-year vesting period following the date of grant.

      In addition, operating expenses in the second quarter of 1999 reflect non-cash expense of $39 million attributable to the one-month period following Goldman Sachs’ conversion to corporate form. As discussed above in “Results of Operations — 3. Amortization of Employee Initial Public Offering Awards”, this non-cash expense relates to the amortization of the discretionary restricted stock units awarded to employees in connection with our initial public offering. We will record non-cash expense related to these restricted stock units over the five-year vesting period following the date of grant. The future expense related to these restricted stock units is not dependent on our operating results in any given period.

      Brokerage, clearing and exchange fees increased 8% during the quarter primarily due to higher transaction volumes in commodities, fixed income derivatives and futures contracts. Communications and technology expenses increased 13% reflecting higher telecommunications and market data costs associated with higher employment levels and additional spending on technology initiatives. Occupancy expenses increased 37% reflecting additional office space needed to accommodate growth in employment levels. Professional services and other expenses increased 12% due to higher levels of business activity.

      Operating expenses were $6.76 billion in the six-month period ended May 1999, an increase of 99% over the same period in 1998 primarily due to the non-recurring charges described above. Compensation and benefits, excluding employee initial public offering awards, was 50% of net revenues during the six-month period ended May 1999.

      Brokerage, clearing and exchange fees increased 13% in the six-month period ended May 1999 primarily due to higher transaction volumes in fixed income derivatives, futures contracts and commodities. Market development expenses increased 16% primarily due to higher levels of advertising and business activity. Communications and technology expenses increased 23% reflecting higher telecommunications and market data costs associated with growth in employment levels and additional spending on technology initiatives. Depreciation and amortization increased 52% due to certain fixed asset write-offs and to capital expenditures on leasehold improvements and technology-related and telecommunications equipment in support of Goldman Sachs’ increased worldwide activities. Occupancy expenses increased 56% reflecting additional office space needed to accommodate growth in employment levels. Professional services and other expenses increased 27% due to higher levels of business activity.

Provision for Taxes

      The provision for taxes in the second quarter of 1999 reflected a net benefit of $1.83 billion primarily due to non-recurring items. These non-recurring items included a net benefit of $825 million related to our conversion to corporate form, a benefit of $880 million related to the granting of employee initial public offering awards and a benefit of $80 million related to the contribution to the Goldman Sachs Fund. Goldman Sachs’ effective tax rate for the period from May 7, 1999 to the end of the second quarter, excluding the effect of these non-recurring items, was 41%.

Pro Forma Operating Results

      The following table sets forth our pro forma condensed consolidated statement of earnings for the six-month period ended May 1999:

Pro Forma Condensed Consolidated Statement of Earnings

($ in millions, except share and per share amounts)

	Six Months Ended May 1999

			Pro Forma
	Actual		Adjustments		Pro Forma

Total revenues	$12,211		$—		$12,211

Interest expense, principally on short-term funding	5,747		7	(a)	5,754

Revenues, net of interest expense	6,464		(7)		6,457

Compensation and benefits, excluding employee initial public offering awards	3,228		—		3,228

Non-recurring employee initial public offering awards	2,257		(2,257	)(b)	—

Amortization of employee initial public offering awards	39		192	(c)	231

Other operating expenses	1,239		(200	)(d)	1,039

Total operating expenses	6,763		(2,265)		4,498

Pre-tax (loss)/earnings	(299)		2,258		1,959

(Benefit)/provision for taxes	(1,646)		2,449	(e)	803

Net earnings	$1,347		$(191)		$1,156

Ratio of earnings to fixed charges	0.95	x			1.34	x

Average common shares outstanding:

Basic	474,712,271		3,698,113	(f)	478,410,384

Diluted	479,908,301		11,044,771	(g)	490,953,072

Earnings per share:

Basic	$2.84				$2.42

Diluted	2.81				2.35

      Basis of Presentation. The Pro Forma Condensed Consolidated Statement of Earnings was prepared as if our conversion to corporate form and related transactions had taken place at the beginning of fiscal 1998. If the Pro Forma Condensed Consolidated Statement of Earnings had been prepared as if our conversion to corporate form and related transactions had taken place at the beginning of fiscal 1999, diluted earnings per share would have been increased by $0.07 to $2.42 in the six-month period ended May 1999.

      For purposes of calculating the ratio of earnings to fixed charges, “earnings” represent pre-tax earnings plus fixed charges and “fixed charges” represent interest expense plus that portion of rent expense that, in our opinion, approximates the interest factor included in rent expense.

     Notes to Pro Forma Adjustments.

      (a) Adjustment to reflect the interest expense on junior subordinated debentures issued to the retired limited partners in exchange for their interests in The Goldman Sachs Group, L.P. and certain affiliates.

      (b) Adjustment to eliminate the non-recurring effect of the expense related to 30,025,946 restricted stock units awarded to employees based on a formula, for which future service is not required as a condition to the delivery of the underlying shares of common stock, and the initial irrevocable contribution of 12,555,866 shares of common stock to our defined contribution plan.

      (c) Adjustment to reflect additional amortization related to 33,292,869 restricted stock units awarded to employees on a discretionary basis, which vest in equal installments in years three, four and five following the date of grant (May 7, 1999). These restricted stock units had a value of $1.76 billion on date of grant, approximately 26% of which will be amortized as a non-cash expense in the twelve months following the date of grant. The remaining 74% of the value of these restricted stock units will be amortized over the next four years as follows: 26%, 26%, 15% and 7% in years two, three, four and five, respectively.

      (d) Adjustment to eliminate the non-recurring expense related to the charitable contribution to the Goldman Sachs Fund.

      (e) Adjustment to reflect a pro forma provision for income taxes for Goldman Sachs in corporate form at an effective tax rate of 41%.

      (f) Adjustment to basic average common shares outstanding to reflect the shares of common stock underlying the restricted stock units that were assumed to be awarded in lieu of ongoing cash compensation in fiscal 1998 for which future service would not have been required as a condition to the delivery of the underlying shares of common stock.

      (g) Adjustment to diluted average common shares outstanding to reflect the additional dilutive effect of the common stock deliverable pursuant to the restricted stock units and stock options awarded to employees on a discretionary basis for which future service is required as a condition to the delivery of the underlying shares of common stock. Adjustment also reflects the dilutive effect of the shares of common stock underlying the restricted stock units that were assumed to be awarded in lieu of ongoing cash compensation in fiscal 1998 for which future service would have been required as a condition to the delivery of the underlying shares of common stock. For purposes of calculating pro forma diluted average common shares outstanding, we used the initial public offering price of $53 per share from the beginning of fiscal 1998 until May 4, 1999, the day trading in our common stock commenced. Thereafter, we used actual daily closing prices.

Liquidity

Management Oversight of Liquidity

      Management believes that one of the most important issues for a company in the financial services sector is access to liquidity. Accordingly, Goldman Sachs has established a comprehensive structure to oversee its liquidity and funding policies.

      The Finance Committee has responsibility for establishing and assuring compliance with our asset and liability management policies and has oversight responsibility for managing liquidity risk, the size and composition of our balance sheet and our credit ratings. The Finance

Committee meets monthly, and more often when necessary, to evaluate our liquidity position and funding requirements.

      Our Treasury Department manages the capital structure, funding, liquidity and relationships with creditors and rating agencies globally. The Treasury Department works jointly with our global funding desk in managing our borrowings. The global funding desk is primarily responsible for our transactional short-term funding activity.

Liquidity Policies

      In order to maintain an appropriate level of liquidity, management has implemented several liquidity policies as outlined below.

      Diversification of Funding Sources and Liquidity Planning. Goldman Sachs maintains diversified funding sources with both banks and non-bank lenders globally. Management believes that Goldman Sachs’ relationships with its lenders are critical to its liquidity. We maintain close contact with our primary lenders to keep them advised of significant developments that affect us.

      We access liquidity in a variety of markets in the United States as well as in Europe and Asia. In addition, we make extensive use of the repurchase agreement market and have raised debt publicly as well as in the private placement, the Securities and Exchange Commission’s Rule 144A and the commercial paper markets, and through Eurobonds, money broker loans, commodity-based financings, letters of credit and promissory notes. We seek to structure our liabilities to avoid significant amounts of debt coming due on any one day or during any single week or year. In addition, we maintain and update annually a liquidity crisis plan that provides guidance in the event of a liquidity crisis. The annual update of this plan is reviewed and approved by our Finance Committee.

      Asset Liquidity. Goldman Sachs maintains a highly liquid balance sheet. Many of our assets are readily funded in the repurchase agreement markets, which generally have proven to be a consistent source of funding, even in periods of market stress. Substantially all of our inventory turns over rapidly and is marked-to-market daily. We maintain long-term borrowings and equity capital substantially in excess of our less liquid assets.

      Dynamic Liquidity Management. Goldman Sachs seeks to manage the composition of its asset base and the maturity profile of its funding to ensure that it can liquidate its assets prior to its liabilities coming due, even in times of liquidity stress. We have traditionally been able to fund our liquidity needs through collateralized funding, such as repurchase transactions and securities lending, as well as short-term and long-term borrowings and equity capital. To further evaluate the adequacy of our liquidity management policies and guidelines, we perform weekly “stress funding” simulations of disruptions in our access to unsecured credit.

      Excess Liquidity. In addition to maintaining a highly liquid balance sheet and a significant portion of longer-term liabilities to assure liquidity even during adverse conditions, we seek to maintain a liquidity cushion that consists principally of unencumbered U.S. government and agency obligations to ensure the availability of immediate liquidity. This pool of highly liquid assets averaged $14.17 billion during 1998.

      Liquidity Ratio Maintenance. It is Goldman Sachs’ policy to further manage its liquidity by maintaining a “liquidity ratio” of at least 100%. This ratio measures the relationship between the loan value of our unencumbered assets and our short-term unsecured liabilities. The maintenance of this liquidity ratio is intended to ensure that we could fund our positions on a fully secured basis in the event that we were unable to replace our unsecured debt maturing within one year. Under this policy, we seek to maintain unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the coming year.

      Intercompany Funding. Most of the liquidity of Goldman Sachs is raised by Group Inc., which then lends the necessary funds to its subsidiaries and affiliates. We carefully manage our intercompany exposure by generally requiring intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of Group Inc. This policy ensures that the subsidiaries’ obligations to Group Inc. will generally mature in advance of Group Inc.’s third-party long-term borrowings. In addition, many of the advances made to Group Inc.’s subsidiaries and affiliates are secured by marketable securities or other liquid collateral. We generally fund our equity investments in subsidiaries with equity capital.

The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	May 1999		February 1999(5)		November 1998

	($ in billions, except per share amounts)

Total assets	$245		$231		$217

Adjusted assets(1)	158		152		145

Leverage ratio(2)	31.1	x	34.9	x	34.5	x

Adjusted leverage ratio(3)	20.1	x	23.1	x	23.0	x

Book value per share(4)	$16.55		—		—

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 125 that were deferred by SFAS No. 127.

(2)	Leverage ratio equals total assets divided by equity capital.

(3)	Adjusted leverage ratio equals adjusted assets divided by equity capital.

(4)	Book value per share as of May 1999 was based on common shares outstanding, including the shares of common stock deliverable pursuant to the formula-based restricted stock units, of 474,712,271.

(5)	As of February 26, 1999.

     As of May 1999 and November 1998, we held approximately $1.10 billion and $1.04 billion, respectively, in high-yield debt securities and $1.66 billion and $1.49 billion, respectively, in bank loans, all of which are valued on a mark-to-market basis. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

      As of May 1999 and November 1998, we held approximately $1.03 billion and $1.17 billion, respectively, of emerging market debt securities, and $21 million and $109 million, respectively, in emerging market loans, all of which are valued on a mark-to-market basis. Of the $1.05 billion and $1.28 billion in emerging market debt securities and loans, as of May 1999 and November 1998, respectively, approximately $674 million and $968 million were sovereign obligations, many of which are collateralized as to principal at stated maturity.

Credit Ratings

      Goldman Sachs relies upon the debt capital markets to fund a significant portion of its day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important to us when competing in certain markets and when seeking to engage in longer-term transactions, including over-the-counter derivatives. A reduction in our credit ratings could increase our borrowing costs and limit our access to the capital markets. This, in turn, could reduce our earnings and adversely affect our liquidity.

      The following table sets forth our credit ratings as of May 1999:

	Short-term debt	Long-term debt

Moody’s Investors Service, Inc.	P-1	A1

Standard & Poor’s Ratings Services	A-1+	A+

Fitch IBCA, Inc.	F1+	AA-

CBRS Inc.	A-1 (High)	A+

Long-Term Debt

      As of May 1999, our consolidated long-term borrowings were $21.85 billion. Substantially all of these borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2024. The weighted average maturity of our long-term borrowings as of May 1999 was approximately five years. Substantially all of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rates and foreign exchange movements.

Year 2000 Readiness Disclosure

      With the year 2000 approaching, many institutions around the world are reviewing and modifying their computer systems to ensure that they are Year 2000 compliant. The issue, in general terms, is that many existing computer systems and microprocessors (including those in non-information technology equipment and systems) use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always “19”. Consequently, on January 1, 2000, computers that are not Year 2000 compliant may read the year as 1900. Systems that calculate, compare or sort using the incorrect date may malfunction.

      Goldman Sachs has determined that it will be required to modify or replace portions of its information technology systems, both hardware and software, and its non-information technology systems so that they will properly recognize and utilize dates beyond December 31, 1999. We currently believe that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in our own systems worldwide. However, if such modifications and conversions are not made or are not completed on a timely basis, the Year 2000 issue could have a material adverse effect on Goldman Sachs. Moreover, even if these changes are successful, failure of third parties to which we are financially or operationally linked to address their own Year 2000 problems could also have a material adverse effect on Goldman Sachs.

      By the end of June 1999, we had completed the remediation, testing and implementation phases for all of our systems, except for the implementation of three applications that are scheduled for July and early August 1999. In March 1999, we completed the first cycle of our internal integration testing with respect to critical U.S. securities and transaction flows. The remaining cycle, which related primarily to non-U.S. products, was completed in June 1999. This integration testing was intended to validate that our systems can successfully perform critical business functions beginning in January 2000 and was completed successfully with no material problems. By the end of June 1999, we also had completed testing and implementation of vendor-supplied technology products that we consider mission-critical, although with respect to products that run in multiple locations, implementation at some locations is expected to continue through September 1999.

      We are also addressing Year 2000 issues that may exist outside our own technology activities, including our facilities, external service providers and other third parties with which Goldman Sachs interfaces. We have inventoried and ranked our customers, business and trading partners, utilities, exchanges, depositories, clearing and custodial banks and other third parties with which Goldman Sachs has important financial and operational relationships. We are continuing to assess the Year 2000 preparedness of these parties.

      By the end of June 1999, Goldman Sachs had participated in approximately 150 “external”, i.e., industry-wide or point-to-point, tests with exchanges, clearing houses and other industry utilities, as well as the “Streetwide” test sponsored by the Securities Industry Association for its U.S. members and completed in April 1999. Goldman Sachs successfully completed all of these tests with no material problems. By the end of October 1999, we expect to have participated in approximately 20 additional external tests, including major industry tests in those global markets where Goldman Sachs conducts significant business.

      Acknowledging that a Year 2000 failure, whether internal or external, could have an adverse effect on our ability to conduct day-to-day business, we are employing a comprehensive and global approach to contingency planning. By the end of June 1999, contingency plans for our core business units were substantially completed. We expect that contingency plans for the rest of our business will be completed by the end of September 1999.

      We have incurred, and expect to continue to incur, expenses allocable to internal staff, as well as costs for outside consultants, to complete the remediation and testing of internally developed systems and the replacement and testing of third-party products and services, including non-technology products and services, in order to achieve Year 2000 compliance and in connection with contingency planning for the date change and related activities. We currently estimate that these costs will total approximately $170 million, a substantial majority of which has been spent to date. These estimates include the cost of technology personnel but do not include the cost of most non-technology personnel involved in our Year 2000 effort. We expect to incur the remaining cost of our Year 2000 program during the remainder of 1999 and early 2000.

      If third parties with whom we interact have Year 2000 problems that are not remedied, we could be adversely affected in various ways. We describe these and other risks associated with the Year 2000 problem in our Prospectus, dated May 18, 1999, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 in connection with our medium-term note program. That Prospectus also describes our contingency planning regarding the Year 2000 problem. The information that appears in that Prospectus under the following captions, as updated by the information that appears in this quarterly report, is incorporated by reference into and made a part of this quarterly report:

•	“Risk Factors — Our Computer Systems and Those of Third Parties May Not Achieve Year 2000 Readiness — Year 2000 Readiness Disclosure”

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Operational and Year 2000 Risks — Year 2000 Readiness Disclosure”

This incorporated information has also been filed as an exhibit to this quarterly report.

      The costs of our Year 2000 program and the date on which we plan to complete the Year 2000 modifications are based on current estimates, which reflect numerous assumptions about future events, including the continued availability of resources, the timing and effectiveness of third-party remediation plans and other factors. We can give no assurance that these estimates will be achieved, and actual results could differ materially from our plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct relevant computer source codes and embedded chip technology, the results of internal and external testing and the timeliness and effectiveness of remediation efforts of third parties.

Accounting Developments

      In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133”, which deferred for one year the effective date of the accounting and reporting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. We intend to adopt the provisions of SFAS No. 133 deferred by SFAS No. 137 in fiscal 2001 and are currently assessing its effect.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk are included under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk” and “— Non-Trading Risk” in the Prospectus, dated May 3, 1999 (the “Prospectus”), of The Goldman Sachs Group, Inc., filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following developments have occurred with respect to certain matters previously reported under the caption “Business — Legal Matters” in the Prospectus.

  Antitrust Matters Relating to Underwritings

      On May 7, 1999, the defendants moved to dismiss the amended complaint in the action alleging a conspiracy to discourage or restrict the resale of securities for a period after public offerings. In addition, on March 15, 1999, the plaintiffs filed a consolidated amended complaint in the actions alleging a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings, and the defendants moved to dismiss that consolidated amended complaint on April 29, 1999.

  Reichhold Chemicals Litigation

      The order staying the U.K. Commercial Court litigation against Goldman Sachs International was upheld by an appellate court on June 28, 1999. Plaintiffs have indicated their intention to seek a further review by the House of Lords.

  AMF Securities Litigation

      Several additional purported class action lawsuits were filed in connection with the underwriting of AMF Bowling, Inc., and on July 1, 1999, the U.S. District Court for the Southern District of New York ordered that the plaintiffs file a consolidated amended class action complaint by August 2, 1999.

  Iridium Securities Litigation

      Goldman, Sachs & Co. has been named as a defendant in two purported class action lawsuits commenced beginning on May 26, 1999 in the U.S. District Court for the District of Columbia. These lawsuits were brought on behalf of purchasers of Class A common stock of Iridium World Communications, Ltd. in a January 1999 underwritten secondary offering of

7,500,000 shares of Class A common stock at a price of $33.40 per share, as well as in the secondary market. The defendants in the actions include Iridium, certain of its officers and directors, Motorola, Inc. (an investor in Iridium) and the lead underwriters in the offering, including Goldman, Sachs & Co.

      The complaints in both actions allege violations of the disclosure requirements of the federal securities laws and seek compensatory and/ or rescissory damages. Goldman, Sachs & Co. underwrote 996,500 shares of common stock and Goldman Sachs International underwrote 320,625 shares of common stock, for a total offering price of approximately $44 million.

Item 2: Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

      In connection with its conversion to corporate form, Group Inc. issued on May 7, 1999: (i) 265,019,073 shares of Group Inc.’s common stock, par value $0.01 per share (“Common Stock”), to certain managing directors who were profit participating limited partners of The Goldman Sachs Group, L.P. in exchange for all of these managing directors’ interests in The Goldman Sachs Group, L.P. and certain other affiliates; (ii) 47,270,551 shares of Common Stock and $295 million principal amount of 12% junior subordinated debentures of the Group Inc. (the “Debentures”) to certain retired limited partners of The Goldman Sachs Group, L.P. in exchange for all of such limited partners’ interests in The Goldman Sachs Group, L.P. and certain other affiliates; (iii) 30,425,052 shares of Common Stock and 7,440,362 shares of Group Inc.’s nonvoting common stock, par value $0.01 per share (“Nonvoting Common Stock”), to Sumitomo Bank Capital Markets, Inc. (“SBCM”) in exchange for its interests in The Goldman Sachs Group, L.P. and Goldman, Sachs & Co.; and (iv) 30,975,421 shares of Common Stock to Kamehameha Activities Association (“KAA”) in exchange for its interests in The Goldman Sachs Group, L.P. Also, simultaneously with its conversion to corporate form on May 7, 1999, Group Inc. made awards of restricted stock units and/or stock options to substantially all of its employees and made an irrevocable contribution of shares of Common Stock to a nonqualified defined contribution plan.

      The offering and sale of the shares of Common Stock, Debentures and Nonvoting Common Stock to the managing directors who were profit participating limited partners, retired limited partners, SBCM and KAA were not registered under the Securities Act of 1933 because the offering and sale (i) were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering (with the recipients representing their intentions to acquire the securities for their own accounts and not with a view to the distribution thereof and acknowledging that the securities were issued in a transaction not registered under the Securities Act of 1933) or (ii) were made outside the United States pursuant to Regulation S under the Securities Act of 1933 to persons who were not citizens or residents of the United States. The foregoing employee awards and contribution of Common Stock were not registered under the Securities Act of 1933 because the awards and contribution either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the awards were made to a relatively broad class of employees who provided no consideration in exchange for their awards, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

      On April 13, 1999, Group Inc. entered into an arrangement with a group of 10 employees pursuant to which a portion of a performance-based bonus that is payable to such employees in 2002 will be paid in shares of Common Stock of Group Inc. valued at $53.00 per share. Under this arrangement, up to 386,500 shares of Common Stock may be issued. The offering and sale of these 386,500 shares of Common Stock were made pursuant to Rule 701 under the Securities Act of 1933.

Use of Proceeds

      The effective date of Group Inc.’s first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-74449) relating to Group Inc.’s initial public offering of Common Stock, was April 30, 1999. A total of 69,000,000 shares of Group Inc.’s Common Stock were sold. Of this amount, 55,200,000 shares were offered in the United States and Canada (the “U.S. Offering”), 9,200,000 shares were offered outside the United States, Canada and the Asia/ Pacific region (the “International Offering”) and 4,600,000 shares were offered in the Asia/ Pacific region (the “Asia/ Pacific Offering”, and together with the U.S. Offering and the International Offering, the “offerings”). The managing underwriters for the U.S. Offering were Goldman, Sachs & Co., Bear, Stearns & Co. Inc., Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated, PaineWebber Incorporated, Prudential Securities Incorporated, Salomon Smith Barney Inc., Sanford C. Bernstein & Co., Inc. and Schroder & Co. Inc. The managing underwriters for the International Offering were Goldman Sachs International, ABN AMRO Rothschild, Banque Nationale de Paris, BAYERISCHE HYPO- und VEREINSBANK Aktiengesellschaft, Cazenove & Co., Commerzbank Aktiengesellschaft, Deutsche Bank AG London, ING Barings Limited as Agent for ING Bank N.V., London Branch, Kleinwort Benson Limited, MEDIOBANCA — Banca di Credito Finanziaro S.p.A., Paribas and UBS AG, acting through its division Warburg Dillon Read. The managing underwriters for the Asia/ Pacific Offering were Goldman Sachs (Asia) L.L.C., BOCI Asia Limited, China Development Industrial Bank Inc., China International Capital Corporation Limited, Daiwa Securities (H.K.) Limited, The Development Bank of Singapore Ltd, HSBC Investment Bank Asia Limited, Jardine Fleming Securities Limited, KOKUSAI Securities (Hong Kong) Limited, Kotak Mahindra (International) Limited, The Nikko Merchant Bank (Singapore) Limited, Nomura International plc, Samsung Securities Co., Ltd., Standard Chartered Asia Limited and Were Stockbroking Limited.

      The offerings commenced on May 3, 1999 and were completed on May 7, 1999. Of the 69,000,000 shares of Common Stock registered, 51,000,000 shares were offered and sold by Group Inc., and 9,000,000 shares were offered and sold by each of SBCM and KAA. The aggregate offering price was $2.7 billion with respect to the shares offered and sold by Group Inc. and $477 million with respect to the shares offered and sold by each of SBCM and KAA. The underwriting discount was $155,250,000, $73 million of which was paid to affiliates of Group Inc. Group Inc. incurred approximately $9 million of other expenses in connection with the offerings. The net proceeds to Group Inc. totaled $2.6 billion.

From the time of receipt through May 28, 1999, the proceeds were all applied towards working capital.

Item 5: Other Information

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

      We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, the following:

•	a decline in general economic conditions or the global financial markets;

•	losses caused by financial or other problems experienced by third parties;

•	losses due to unidentified or unanticipated risks;

•	a lack of liquidity, i.e., ready access to funds, for use in our businesses;

•	problems brought about by computers that cannot properly distinguish between the years “1900” and “2000”; and

•	competitive pressure.

      Additional information regarding these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained under the caption “Risk Factors” in the Prospectus. We hereby incorporate by reference those risk factors (other than those contained under the captions “Our Computer Systems and Those of Third Parties May Not Achieve Year 2000 Readiness — Year 2000 Readiness Disclosure”, “Our Common Stock May Trade at Prices Below the Initial Public Offering Price”, “The Liquidity of Our Common Stock May Be Adversely Affected by an Inability of Goldman, Sachs & Co. to Act as a Market-Maker in the Common Stock”, and “We Expect to Record a Substantial Pre-Tax Loss in the Second Quarter of Fiscal 1999”) into this Form 10-Q.

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibits:

2.1	Plan of Incorporation (incorporated herein by reference to Exhibit 2.1 to Group Inc.’s registration statement on Form S-1 (No. 333-74449)).
2.2	Agreement and Plan of Merger of The Goldman Sachs Corporation into The Goldman Sachs Group, Inc. (incorporated herein by reference to Exhibit 2.2 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
2.3	Agreement and Plan of Merger of The Goldman Sachs Group, L.P. into The Goldman Sachs Group, Inc. (incorporated herein by reference to Exhibit 2.3 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
3.1	Amended and Restated Certificate of Incorporation of The Goldman Sachs Group, Inc. (incorporated herein by reference to Exhibit 3.1 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc. (incorporated herein by reference to Exhibit 3.2 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 6 to Group Inc.’s registration statement on Form 8-A (No. 001-14965)).
10.1	The Goldman Sachs 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.15 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.2	The Goldman Sachs Defined Contribution Plan (incorporated herein by reference to Exhibit 10.16 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.3	Letter Agreement with Mr. Weinberg (incorporated herein by reference to Exhibit 10.17 to Group Inc.’s registration statement on Form S-1 (No. 333-74449)).
10.4	The Goldman Sachs Partner Compensation Plan (incorporated herein by reference to Exhibit 10.18 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.5	Form of Employment Agreement (incorporated herein by reference to Exhibit 10.19 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.6	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated herein by reference to Exhibit 10.20 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.7	Form of Pledge Agreement (incorporated herein by reference to Exhibit 10.21 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.8	Form of Award Agreement (Formula RSUs) (incorporated herein by reference to Exhibit 10.22 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).

10.9	Form of Award Agreement (Discretionary RSUs) (incorporated herein by reference to Exhibit 10.23 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.10	Form of Option Agreement (Discretionary Options) (incorporated herein by reference to Exhibit 10.24 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.11	Tax Indemnification Agreement, dated as of May 7, 1999, among The Goldman Sachs Group, Inc. and various parties (incorporated herein by reference to Exhibit 10.25 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.12	Form of Shareholders’ Agreement among The Goldman Sachs Group, Inc. and various parties (incorporated herein by reference to Exhibit 10.26 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.13	Instrument of Indemnification (incorporated herein by reference to Exhibit 10.27 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.14	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.28 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.15	Letter Agreement, dated March 15, 1999, among Kamehameha Activities Association and The Goldman Sachs Group, L.P. (the “Kamehameha Letter Agreement”) (incorporated herein by reference to Exhibit 10.31 to Group Inc.’s registration statement on Form S-1 (No. 333-74449)).
10.16	Letter Agreement, dated March 15, 1999, among The Sumitomo Bank, Limited, Sumitomo Bank Capital Markets, Inc. and The Goldman Sachs Group, L.P. (the “Sumitomo Letter Agreement”) (incorporated herein by reference to Exhibit 10.33 to Group Inc.’s registration statement on Form S-1 (No. 333-74449)).
10.17	Amendment to Kamehameha Letter Agreement (filed as Exhibit 10.15 hereof), dated April 30, 1999, among Kamehameha Activities Association, the Trustees of the Estate of Bernice Pauahi Bishop, The Goldman Sachs Group, L.P. and The Goldman Sachs Group, Inc. (incorporated herein by reference to Exhibit 10.35 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.18	Amendment to Sumitomo Letter Agreement (filed as Exhibit 10.16 hereof), dated April 30, 1999, among The Sumitomo Bank, Limited, Sumitomo Bank Capital Markets, Inc., The Goldman Sachs Group, L.P., The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. (incorporated herein by reference to Exhibit 10.36 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.19	Voting Agreement, dated as of April 30, 1999, by and among The Goldman Sachs Group, Inc., on the one hand, and The Trustees of the Estate of Bernice Pauahi Bishop and Kamehameha Activities Association, on the other hand (incorporated herein by reference to Exhibit 10.37 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
10.20	Voting Agreement, dated as of April 30, 1999, by and among The Goldman Sachs Group, Inc., on the one hand, and The Sumitomo Bank, Limited, and Sumitomo Bank Capital Markets, Inc., on the other hand (incorporated herein by reference to Exhibit 10.38 to Group Inc.’s registration statement on Form S-1 (No. 333-75213)).
11.1	Statement re computation of per share earnings.
12.1	Statement re computation of ratios of earnings to fixed charges.
15.1	Letter re Unaudited Interim Financial Information.
19.1	Information incorporated by reference into Part I of Form 10-Q.
27.1	Financial Data Schedule.
99.1	Information incorporated by reference into Part II of Form 10-Q.

(b)	Reports on Form 8-K:

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ SARAH G. SMITH

Name: Sarah G. Smith

Title:	Principal Accounting Officer

Date: July 9, 1999