Form 10-Q
period 1999-08-27
GOLDMAN SACHS GROUP INC
filed 1999-10-07
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 27, 1999

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period                to

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

85 Broad Street, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

(212) 902-1000

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  Yes  [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of September 24, 1999, there were 441,270,600 shares of the registrant’s common stock outstanding. In addition, there were 7,440,362 shares of the registrant’s nonvoting common stock outstanding as of September 24, 1999.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended August		Nine Months Ended August

	1999	1998	1999	1998

	(in millions, except share and per share amounts)

Revenues:

Investment banking	$1,150	$960	$3,054	$2,547

Trading and principal investments	1,423	293	4,540	2,719

Asset management and securities services	629	550	1,788	1,531

Interest income	3,238	3,932	9,269	11,404

Total revenues	6,440	5,735	18,651	18,201

Interest expense, principally on short-term funding	3,032	3,591	8,779	10,596

Revenues, net of interest expense	3,408	2,144	9,872	7,605

Operating expenses:

Compensation and benefits, excluding employee initial public offering awards	1,704	977	4,932	3,566

Non-recurring employee initial public offering awards(1)	—	—	2,257	—

Amortization of employee initial public offering awards	115	—	154	—

Brokerage, clearing and exchange fees	108	107	328	301

Market development	92	67	247	201

Communications and technology	75	68	224	189

Depreciation and amortization	71	54	229	158

Occupancy	76	54	221	147

Professional services and other	85	62	297	229

Charitable contribution	—	—	200	—

Total operating expenses	2,326	1,389	9,089	4,791

Pre-tax earnings	1,082	755	783	2,814

Provision/ (benefit) for taxes	444	102	(1,202)	430

Net earnings	$638	$653	$1,985	$2,384

Earnings per share:

Basic	$1.34		$4.18

Diluted	1.32		4.11

Average common shares outstanding:

Basic	474,694,245		474,698,130

Diluted	483,892,677		483,146,111

(1)	Includes expense of $666 million related to the initial irrevocable contribution of shares of common stock to a defined contribution plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	August 1999	November 1998

	(in millions, except share and
	per share amounts)

Assets:

Cash and cash equivalents	$1,900	$2,836

Cash and securities segregated in compliance with U.S. federal and other regulations (principally U.S. government obligations)	8,945	7,887

Receivables from brokers, dealers and clearing organizations	4,236	4,321

Receivables from customers and counterparties	25,183	14,953

Securities borrowed	78,662	69,158

Securities purchased under agreements to resell	36,702	37,484

Right to receive securities	2,010	7,564

Financial instruments owned, at fair value:

Commercial paper, certificates of deposit and time deposits	1,699	1,382

U.S. government, federal agency and sovereign obligations	23,997	24,789

Corporate debt	9,918	10,744

Equities and convertible debentures	13,358	11,066

State, municipal and provincial obligations	584	918

Derivative contracts	23,883	21,299

Physical commodities	671	481

Other assets	4,525	2,498

	$236,273	$217,380

Liabilities and Equity:

Short-term borrowings, including commercial paper	$36,612	$27,430

Payables to brokers, dealers and clearing organizations	762	730

Payables to customers and counterparties	37,862	36,179

Securities loaned	26,331	21,117

Securities sold under agreements to repurchase	32,634	36,257

Obligation to return securities	4,728	9,783

Financial instruments sold, but not yet purchased, at fair value:

U.S. government, federal agency and sovereign obligations	25,039	22,360

Corporate debt	2,405	1,441

Equities and convertible debentures	9,084	6,406

Derivative contracts	25,798	24,722

Physical commodities	673	966

Other liabilities and accrued expenses	5,408	3,699

Long-term borrowings	20,340	19,906

	227,676	210,996
Commitments and contingencies

Partners’ capital allocated for income taxes and potential withdrawals	—	74

Partners’ capital	—	6,310

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 437,245,963 shares issued and outstanding	4	—

Restricted stock units; 63,252,726 units issued and outstanding	3,356	—

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, 7,440,362 shares issued and outstanding	—	—

Additional paid-in capital	7,152	—

Accumulated deficit	(279)	—

Unearned compensation	(1,617)	—

Accumulated other comprehensive loss	(19)	—

	8,597	6,310

	$236,273	$217,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Period Ended

	August 1999		November 1998

	(in millions, except
	per share amounts)
Partners’ capital

Balance, beginning of period	$6,310		$6,107

Transfer of beginning partners’ capital allocated for income taxes and potential withdrawals	74		—

Net earnings	2,264	(1)	2,428

Capital contributions	48		9

Returns on capital and certain distributions to partners	(306)		(619)

Termination of Profit Participation Plans	—		(368)

Transfers to partners’ capital allocated for income taxes and potential withdrawals, net	—		(1,247)

Distributions of remaining partners’ capital	(4,520	)(2)	—

Exchange of partnership interests for shares of common stock	(3,901)		—

Transfer to accumulated other comprehensive income	31		—

Balance, end of period	—		6,310
Common stock, par value $0.01

Balance, beginning of period	—		—

Common stock issued	4		—

Balance, end of period	4		—
Restricted stock units

Balance, beginning of period	—		—

Restricted stock units granted, net of forfeitures of $23 million	3,356		—

Balance, end of period	3,356		—
Nonvoting common stock, par value $0.01

Balance, beginning of period	—		—

Nonvoting common stock issued	—		—

Balance, end of period	—		—
Additional paid-in capital

Balance, beginning of period	—		—

Exchange of partnership interests for shares of common stock	3,901		—

Initial public offering of common stock	2,638		—

Issuance of common stock contributed to a defined contribution plan	666		—

Dividends paid	(53)		—

Balance, end of period	7,152		—
Accumulated deficit

Balance, beginning of period	—		—

Net loss	(279	)(3)	—

Balance, end of period	(279)		—
Unearned compensation

Balance, beginning of period	—		—

Restricted stock units granted, net of forfeitures of $16 million	(1,771)		—

Amortization of restricted stock units	154		—

Balance, end of period	(1,617)		—
Accumulated other comprehensive loss

Balance, beginning of period	—		—

Transfer from partners’ capital	(31)		—

Currency translation adjustment	12		—

Balance, end of period	(19)		—

	$8,597		$6,310

(1)	Represents net earnings of the partnership from November 28, 1998 through May 6, 1999.

(2)	Represents the retired limited partners’ exchanges of partnership interests for cash and junior subordinated debentures, the redemption of senior limited partnership interests for cash and other distributions of partners’ capital in accordance with the partnership agreement.

(3)	Represents net loss of the corporation from May 7, 1999 through August 27, 1999.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended

	August 1999	August 1998

	(in millions)

Cash flows from operating activities:

Net earnings	$1,985	$2,384

Non-cash items included in net earnings:

Depreciation and amortization	229	158

Deferred income taxes	(1,388)	7

Stock-based compensation	2,405	—

Changes in operating assets and liabilities:

Cash and securities segregated in compliance with U.S. federal and other regulations	(1,058)	(2,875)

Net receivables from brokers, dealers and clearing organizations	116	(307)

Net payables to customers and counterparties	(8,547)	6,330

Securities borrowed, net	(4,290)	(21,077)

Financial instruments owned, at fair value	(5,983)	(19,688)

Financial instruments sold, but not yet purchased, at fair value	10,012	15,210

Other, net	1,212	706

Net cash used for operating activities	(5,307)	(19,152)

Cash flows from investing activities:

Property, leasehold improvements and equipment	(368)	(345)

Financial instruments owned, at fair value	119	(202)

Net cash used for investing activities	(249)	(547)

Cash flows from financing activities:

Short-term borrowings, net	720	5,623

Securities sold under agreements to repurchase, net	(2,842)	8,119

Issuance of long-term borrowings	9,098	9,736

Repayment of long-term borrowings	(572)	(1,219)

Capital contributions	48	6

Dividends paid	(53)	—

Returns on capital and certain distributions to partners	(306)	(463)

Proceeds from issuance of common stock	2,639	—

Partners’ capital distributions, net	(4,112)	—

Partners’ capital allocated for income taxes and potential withdrawals	—	(1,235)

Net cash provided by financing activities	4,620	20,567

Net (decrease)/increase in cash and cash equivalents	(936)	868

Cash and cash equivalents, beginning of period	2,836	1,328

Cash and cash equivalents, end of period	$1,900	$2,196

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented. Payments of income taxes were $236 million for the period ended August 27, 1999 and were immaterial for the period ended August 28, 1998.

The junior subordinated debentures of $371 million that were issued to the retired limited partners in exchange for their partnership interests were excluded from the consolidated statement of cash flows as they represented non-cash items.

Stock-based compensation includes $666 million related to the initial irrevocable contribution of shares of common stock to a defined contribution plan.

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

      The Firm’s activities are divided into three principal business lines:

•	Investment Banking, which includes financial advisory services and underwriting;

•	Trading and Principal Investments, which includes fixed income, currency and commodities (“FICC”), equities and principal investments (principal investments reflect primarily the Firm’s merchant banking investments); and

•	Asset Management and Securities Services, which includes asset management, securities services and commissions.

Note 2.  Significant Accounting Policies

  Basis of Presentation

      The condensed consolidated financial statements include the accounts of the parent company, Group Inc., and its U.S. and international subsidiaries including Goldman, Sachs & Co. (“GS&Co.”) and J. Aron & Company in New York, Goldman Sachs International (“GSI”) in London and Goldman Sachs (Japan) Ltd. (“GSJL”) in Tokyo. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Prospectus, dated May 3, 1999, of Group Inc., filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933. The condensed consolidated financial information as of and for the period ended November 27, 1998 has been derived from audited consolidated financial statements not included herein.

      These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make estimates and assumptions regarding trading inventory valuations, the outcome of pending litigation and other matters that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on judgment and available information and, consequently, actual results could be materially different from these estimates.

      These unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the operating results in the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year.

      Unless otherwise stated herein, all references to August 1999 and August 1998 refer to the Firm’s fiscal period ended, or the date, as the context requires, August 27, 1999 and August 28, 1998, respectively. All references to 1998 refer to the Firm’s fiscal year ended, or the date, as the context requires, November 27, 1998.

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

  Income Taxes

      The Firm accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. As a partnership, the Firm was primarily subject to unincorporated business taxes and taxes in foreign jurisdictions on certain of its operations. As a corporation, the earnings of the Firm are subject to U.S. federal, foreign, state and local taxes. As a result of its conversion to corporate form, the Firm recognized the tax effect of the change in its income tax rate on both its deferred tax assets and liabilities and the earnings attributable to the period from May 7, 1999 to the end of its third quarter. The Firm’s tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses”, respectively, on the consolidated statements of financial condition.

  Comprehensive Income

      In June 1997, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. This Statement is effective for fiscal years beginning after December 15, 1997 and was adopted by the Firm in the first quarter of 1999. The components of comprehensive income are set forth below:

	Three Months		Nine Months
	Ended August		Ended August

	1999	1998	1999	1998

	(in millions)

Net earnings	$638	$653	$1,985	$2,384

Currency translation adjustment	47	6	12	(53)

Total comprehensive income	$685	$659	$1,997	$2,331

      As a partnership, the Firm’s cumulative translation adjustment was reported as a component of “Partners’ capital allocated for income taxes and potential withdrawals” on the consolidated statement of financial condition. It was not reported as a separate component of equity because it was not material. In connection with the conversion to corporate form, the cumulative translation adjustment is reported as a component of “Accumulated other comprehensive loss” in stockholders’ equity on the consolidated statement of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

  Accounting Developments

      In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133”, which deferred for one year the effective date of the accounting and reporting requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The Firm intends to adopt the provisions of SFAS No. 133 deferred by SFAS No. 137 in fiscal 2001 and is currently assessing its effect.

Note 3.  Financial Instruments

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

The following table sets forth the net revenues of the Firm’s Trading and Principal Investments business:

	Three Months		Nine Months
	Ended August		Ended August

	1999	1998	1999	1998

	(in millions)

FICC	$661	$434	$2,448	$2,109

Equities	458	0	1,531	659

Principal investments	328	30	543	274

Total Trading and Principal Investments	$1,447	$464	$4,522	$3,042

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

      Derivatives used for trading purposes are reported at fair value and are included in “Derivative contracts” on the consolidated statements of financial condition. Substantially all of the gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” on the consolidated statements of earnings.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The fair value of derivative financial instruments used for trading purposes, computed in accordance with the Firm’s netting policy, is set forth below:

	As of August 1999		As of November 1998

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Forward settlement contracts	$4,152	$3,751	$4,061	$4,201

Swap agreements	10,749	11,567	10,000	11,475

Option contracts	8,938	10,471	7,140	9,038

Total	$23,839	$25,789	$21,201	$24,714

      Derivatives used for non-trading purposes include interest rate futures contracts and interest rate and currency swap agreements, which are primarily utilized to convert a substantial portion of the Firm’s fixed rate debt into U.S. dollar-based floating rate obligations. Gains and losses on these transactions are generally deferred and recognized as adjustments to interest expense over the life of the derivative contract. Gains and losses resulting from the early termination of derivatives used for non-trading purposes are generally deferred and recognized over the remaining life of the underlying debt. If the underlying debt is terminated prior to its stated maturity, gains and losses on these transactions, including the associated hedges, are recognized in earnings immediately. The fair value and carrying value of derivatives used for non-trading purposes are set forth below:

	As of August 1999		As of November 1998

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Fair value	$16	$153	$519	$7

Carrying value	44	9	98	8

Note 4.  Short-Term Borrowings

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

      Short-term borrowings are set forth below:

	As of

	August 1999	November 1998

	(in millions)

Commercial paper	$11,822	$10,008

Promissory notes	9,989	10,763

Bank loans and other(1)	14,801	6,659

Total	$36,612	$27,430

(1)	As of August 1999 and November 1998, short-term borrowings included $8,419 million and $2,955 million, respectively, of long-term borrowings maturing within one year.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

     The Firm maintains unencumbered securities with a market value in excess of all uncollateralized short-term borrowings.

Note 5.  Earnings Per Share

      Earnings per share (“EPS”) is computed in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is calculated by dividing net earnings by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

      The computations of basic and diluted EPS are set forth below:

	Three Months Ended	Nine Months Ended
	August 1999	August 1999

	(in millions, except for share and
	per share amounts)

Numerator for basic and diluted earnings per share — earnings available to common stockholders	$638	$1,985

Denominator for basic earnings per share — weighted-average number of common shares(1)	474,694,245	474,698,130

Effect of dilutive securities:

Restricted stock units	4,987,721	4,508,530

Stock options	4,210,711	3,939,451

Dilutive potential common shares	9,198,432	8,447,981

Denominator for diluted earnings per share — weighted-average number of common shares and dilutive potential common shares	483,892,677	483,146,111

Basic earnings per share	$1.34	$4.18

Diluted earnings per share	1.32	4.11

(1)	Includes common stock, nonvoting common stock and restricted stock units awarded to employees for which future service is not required as a condition to the delivery of the underlying common stock.

Note 6.  Employee Incentive Plans

  Stock Incentive Plan

      The Firm sponsors a stock incentive plan which provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards. The stock incentive plan also permits the making of loans to purchase shares of common stock.

      The total number of shares of common stock that may be issued under the stock incentive plan through fiscal 2002 may not exceed 300,000,000 shares and, in each fiscal year thereafter, may not exceed five percent of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous fiscal years but not covered by awards granted in such years. As

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

of August 1999, 196,984,072 shares were available for grant under the stock incentive plan, after giving effect to stock-based awards granted by the Firm during fiscal 1999.

      During fiscal 1999, the Firm granted the following awards under the stock incentive plan to its employees (other than managing directors who were profit participating limited partners) and to its outside directors.

  Restricted Stock Units

      Restricted stock units granted to employees during fiscal 1999 and outstanding as of the end of the period, for which no additional service is required to obtain delivery of the underlying common stock, were 29,906,160, net of forfeitures of 127,855. The common stock underlying these restricted stock units will generally be deliverable in equal installments on or about the first, second and third anniversaries of the date of grant. While no additional service is required to obtain delivery of the underlying common stock, delivery of the common stock is conditioned on the grantee’s satisfying certain requirements. For purposes of calculating basic earnings per share and book value per share, the shares of common stock underlying the restricted stock units are included in common shares outstanding. During the nine-month period ended August 1999, the Firm recorded $1.59 billion in non-cash compensation expense related to these restricted stock units.

      Restricted stock units granted to employees during fiscal 1999 and outstanding as of the end of the period, for which additional service is required to obtain delivery of the underlying common stock, were 33,340,566, net of forfeitures of 304,471. Substantially all of these restricted stock units will vest, and the underlying common stock will be delivered, in equal installments on or about the third, fourth and fifth anniversaries of the date of grant if the grantee has satisfied certain conditions and the grantee’s employment with the Firm has not been terminated, with certain exceptions for terminations of employment due to death, retirement, extended absence or a change in control. For purposes of calculating basic earnings per share and book value per share, the shares of common stock underlying these restricted stock units are excluded from common shares outstanding since future service is required as a condition to the delivery of the underlying common stock. The dilutive effect of these restricted stock units is, however, included in diluted common shares outstanding under the treasury stock method. The Firm has recorded non-cash expense of $154 million related to these awards in fiscal 1999 and will record $1.62 billion over the remaining related service period.

  Outside Director Awards

      Restricted stock units granted to outside directors during fiscal 1999 and outstanding as of the end of the period, for which no additional service is required to obtain delivery of the underlying common stock, were 6,000. The common stock underlying these restricted stock units will be deliverable the year after the grantee retires. For purposes of calculating basic earnings per share and book value per share, the shares of common stock underlying these restricted stock units are included in common shares outstanding.

  Stock Options

      Stock options granted to employees during fiscal 1999 and outstanding as of the end of the period were 39,763,202, net of forfeitures of 364,390. These options generally will become exercisable in equal installments commencing on or about the third, fourth and fifth anniversaries of the date of grant if the grantee has satisfied certain conditions and the grantee’s employment

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

with the Firm has not been terminated, with certain exceptions for terminations of employment due to death, retirement, extended absence or a change in control. Once vested, these options will generally remain exercisable, subject to satisfaction of certain conditions, until the tenth anniversary of the date of grant. The dilutive effect of these options is included in diluted common shares outstanding under the treasury stock method. As of August 1999, the outstanding options had a weighted-average exercise price of $53 and a weighted-average remaining life of approximately 10 years.

      The weighted-average fair value of options granted was $16.02 per option. Fair value is estimated as of the grant date based on a binomial option pricing model using the following weighted-average assumptions:

Risk-free interest rate	6.1%

Expected life	7 years

Expected volatility	30.0%

Dividend yield	1.0%

     Pro Forma Effect of SFAS No. 123

      In accordance with APB No. 25, compensation expense will not be recognized since these options had no intrinsic value on the date of grant. If the Firm were to recognize compensation expense under the fair value-based method of SFAS No. 123, net earnings would have decreased resulting in pro forma net earnings and earnings per share as set forth below:

	Three Months Ended	Nine Months Ended
	August 1999	August 1999

	(in millions, except for share and
	per share amounts)

Net earnings, as reported	$638	$1,985

Pro forma net earnings	614	1,953

EPS, as reported:

Basic	$1.34	$4.18

Diluted	1.32	4.11

Pro forma EPS:

Basic	$1.29	$4.11

Diluted	1.27	4.04

Basic common shares outstanding	474,694,245	474,698,130

Diluted common shares outstanding	483,892,677	483,146,111

      In the table above, pro forma compensation expense associated with option grants is recognized over the relevant vesting period. The effect of applying SFAS No. 123 in the pro forma disclosure above is not representative of the potential pro forma effect on net earnings in future periods.

  Defined Contribution Plan

      In addition to the stock incentive plan, the Firm has established a non-qualified defined contribution plan (the “Plan”) for certain senior employees. Shares of common stock contributed to and outstanding in the Plan as of August 1999 were 12,555,866. The initial irrevocable contribution of common stock to the Plan in connection with the initial public offering will vest and be distributable to each participant in equal installments on or about the third, fourth

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

and fifth anniversaries of the date of grant if the participant satisfies certain conditions, and the participant’s employment with the Firm has not been terminated, with certain exceptions for terminations of employment due to death or a change in control. Dividends on the underlying shares of common stock are paid currently to the participants. Forfeited shares remain in the Plan and will be reallocated to the remaining participants. The Firm’s expense for the Plan was $666 million through August 1999, resulting from the immediate recognition of expense related to contributions made in connection with the initial public offering in the second quarter.

Note 7.  Income Taxes

      Prior to its conversion to corporate form, the Firm operated as a partnership and generally was not subject to U.S. federal and state income taxes. The earnings of the Firm, however, were subject to local unincorporated business taxes. In addition, certain of the Firm’s non-U.S. subsidiaries were subject to income taxes in their local jurisdictions. The partners of the Firm’s predecessor partnership were taxed on their proportionate share of the partnership’s taxable income or loss. Effective with the conversion from a partnership to a corporation on May 7, 1999, the Firm became subject to U.S. federal, foreign, state and local corporate income taxes. The components of pre-tax earnings and income tax expense and benefits reflected on the consolidated statements of earnings are set forth below:

	Three Months Ended	Nine Months Ended
	August 1999	August 1999

	(in millions)

Pre-tax earnings:

U.S.	$418	$120

Non-U.S.	664	663

Total pre-tax earnings	$1,082	$783

Current taxes:

U.S. federal	$(329)	$(197)

State and local	(70)	(16)

Non-U.S.	92	399

Total current tax (benefit)/expense	(307)	186

Deferred taxes:

U.S. federal	560	(901)

State and local	164	(285)

Non-U.S.	27	(202)

Total deferred tax expense/(benefit)	751	(1,388)

Total tax expense/(benefit)	$444	$(1,202)

      Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. In connection with the conversion from a partnership to a corporation, the Firm recognized a deferred tax benefit of $825 million primarily related to the revaluation of net deferred tax assets recorded in

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

accordance with the provisions of SFAS No. 109. Significant components of the Firm’s net deferred tax assets as of August 1999 are set forth below:

As of August
1999

(in millions)

Deferred tax assets:

Compensation and benefits	$1,273

Depreciation and amortization	51

Other, net	320

Less: valuation allowance(1)	(113)

Total deferred tax assets	1,531

Deferred tax liabilities:

Unrealized income	72

Total deferred tax liabilities	72

Net deferred tax assets	$1,459

(1)	Relates primarily to the ability to recognize tax benefits associated with foreign operations.

     A reconciliation of the statutory U.S. federal income tax rate of 35% to the Firm’s effective income tax rate is set forth below:

	Tax Expense/(Benefit)

	Three Months Ended	Nine Months Ended
	August 1999	August 1999

U.S. statutory tax rate	35.0%	35.0%

Increase related to:

State and local taxes, net of U.S. income tax effects	5.7	5.7

Other	0.3	0.3

Rate before one-time events	41.0	41.0

Revaluation of deferred tax assets upon the change in tax status	—	(105.3)

Rate benefit for partnership period	—	(96.0)

Other	—	6.8

Total tax expense/(benefit)	41.0%	(153.5%)

      The deferred tax assets recognized upon the change in tax status of the Firm primarily reflect the revaluation of the Firm’s deferred tax assets and liabilities at the Firm’s corporate income tax rate. The Firm’s effective tax rate in the nine-month period ended August 1999 includes a rate benefit attributable to the fact that the Firm generally was not subject to corporate taxes on its earnings prior to its conversion to corporate form.

Note 8. Commitments and Contingencies

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

Note 9. Regulated Subsidiaries

      GS&Co., a registered U.S. broker-dealer and subsidiary of Group Inc., is subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule” and has elected to compute its net capital in accordance with the “Alternative Net Capital Requirement” of that rule. As of August 1999, GS&Co. had regulatory net capital, as defined, of $3.16 billion, which exceeded the amount required by $2.61 billion.

      GSI, a registered U.K. broker-dealer and subsidiary of Group Inc., is subject to the capital requirements of the Securities and Futures Authority Limited, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and the Financial Supervisory Agency. As of August 1999, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the Firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of August 1999, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 10. Subsequent Event

      On September 20, 1999, the Board of Directors of Group, Inc. declared a dividend of $0.12 per share to be paid on November 22, 1999 to voting and nonvoting common stockholders of record on October 25, 1999.

Review Report of Independent Accountants

To the Directors and Shareholders,

The Goldman Sachs Group, Inc.:

      We have reviewed the condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the “Company”) as of August 27, 1999, and the condensed consolidated statements of earnings for the three and nine months ended August 27, 1999 and August 28, 1998, the condensed consolidated statements of cash flows for the nine months ended August 27, 1999 and August 28, 1998 and the condensed consolidated statement of changes in stockholders’ equity and partners’ capital for the nine months ended August 27, 1999. These financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of The Goldman Sachs Group, L.P. and Subsidiaries as of November 27, 1998, and the related consolidated statements of earnings, changes in partners’ capital and cash flows for the year ended November 27, 1998 (not presented herein); and in our report dated January 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 27, 1998 and the condensed consolidated statement of changes in partners’ capital for the year ended November 27, 1998 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

October 5, 1999.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Goldman Sachs is a global investment banking and securities firm that provides a wide range of financial services worldwide to a substantial and diversified client base.

      Our activities are divided into three principal business lines:

•	Investment Banking, which includes financial advisory services and underwriting;

•	Trading and Principal Investments, which includes fixed income, currency and commodities (“FICC”), equities and principal investments (principal investments reflect primarily our merchant banking investments); and

•	Asset Management and Securities Services, which includes asset management, securities services and commissions.

      All references to August 1999 and August 1998 refer to our fiscal period ended, or the date, as the context requires, August 27, 1999 and August 28, 1998, respectively. All references to 1998 refer to our fiscal year ended, or the date, as the context requires, November 27, 1998.

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

Business Environment

      The Federal Reserve raised overnight interest rates twice during the third quarter of fiscal 1999, as inflation concerns were fueled by continued U.S. economic growth and a rally in commodity prices. Although major U.S. equity market indices achieved record highs during the quarter, the uncertainty regarding the direction of interest rates led to market volatility and wider credit spreads. European equity markets posted new highs following further signs of economic growth and a favorable interest rate environment. Asian economies benefited from the continued recovery in Japan, as economic growth resulted in an appreciation of the yen versus the U.S. dollar and led Japanese equity markets to twelve-month highs.

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

      2.  Ongoing Stock-Based Compensation. Our current compensation plans provide that, in lieu of a portion of ongoing cash compensation, compensation will be awarded to employees in the form of restricted stock units. Of the total restricted stock units that we currently anticipate granting in lieu of ongoing cash compensation, 50% will require future service as a condition to the delivery of the underlying common stock. In accordance with Accounting Principles Board Opinion (“APB”) No. 25, these restricted stock units will be recorded as compensation expense over the four-year service period following the date of grant. We expect to record this expense over the service period as follows: 52%, 28%, 14%, and 6% in years one, two, three and four, respectively.

      3.  Amortization of Employee Initial Public Offering Awards. We have recorded, and will continue to record over the five-year vesting period following the date of grant, non-cash expense related to the amortization of the discretionary restricted stock units awarded to employees in connection with our initial public offering.

      4.  Income Taxes. As a corporation, our operating results have been, and will continue to be, subject to a higher tax rate than we incurred as a partnership. Our effective tax rate for the period from May 7, 1999 to the end of the third quarter, excluding the effect of non-recurring items, was 41%.

      For a further discussion of the effect of these items on our actual and pro forma operating results, see “— Operating Expenses” and “— Pro Forma Operating Results” below. As a result of these and other factors, period-to-period comparisons may not be meaningful and interim period operating results may not be indicative of the operating results for a full year.

Overview

      The following table sets forth our net revenues, pre-tax earnings, net earnings and diluted earnings per share:

Financial Overview

(in millions, except per share amounts)

	Three Months		Nine Months
	Ended August		Ended August

	1999	1998	1999(1)	1998

Net revenues	$3,408	$2,144	$9,872	$7,605

Pre-tax earnings	1,082	755	783	2,814

Net earnings	638	653	1,985	2,384

Diluted earnings per share	1.32	—	4.11	—

(1)	Includes 16 weeks as a corporation.

     Our net earnings were $638 million, or $1.32 per diluted share, in the three-month period ended August 1999. Our net earnings of $1.99 billion, or $4.11 per diluted share, in the nine-month period ended August 1999 were reduced by $672 million due to non-recurring items, recognized in the second quarter, associated with Goldman Sachs’ conversion to corporate form and related transactions. For a further discussion of the non-recurring charges and benefits affecting our operating results in 1999, see “— Operating Expenses” and “— Provision for Taxes” below.

      Our net revenues were $3.41 billion in the three-month period ended August 1999, an increase of 59% compared to the same period in 1998. Net revenues in Investment Banking increased 20% due to higher levels of underwriting and mergers and acquisitions activity. Net revenues in Trading and Principal Investments increased substantially as all major components of the business exhibited strong growth compared to a difficult period in the prior year. Net revenues in Asset Management and Securities Services increased 13% primarily due to increased equity commissions and higher asset management fees.

      Our net revenues were $9.87 billion in the nine-month period ended August 1999, an increase of 30% compared to the same period in 1998. Net revenues in Investment Banking increased 20% primarily due to higher financial advisory fees in mergers and acquisitions and increased equity underwriting fees. Net revenues in Trading and Principal Investments increased substantially due to increased contributions from all components of the business. Net revenues in Asset Management and Securities Services increased 14% principally due to growth in asset management fees.

      The following table sets forth the net revenues of our principal business lines:

Net Revenues by Principal Business Line

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	1999	1998	1999	1998

Investment Banking	$1,150	$960	$3,054	$2,547

Trading and Principal Investments	1,447	464	4,522	3,042

Asset Management and Securities Services	811	720	2,296	2,016

Total net revenues	$3,408	$2,144	$9,872	$7,605

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

Investment Banking

      Goldman Sachs provides a broad range of financial advisory and underwriting services to a diverse group of corporations, financial institutions, governments and individuals. The following table sets forth the net revenues of our Investment Banking business:

Investment Banking Net Revenues

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	1999	1998	1999	1998

Financial advisory	$616	$561	$1,648	$1,360

Underwriting	534	399	1,406	1,187

Total Investment Banking	$1,150	$960	$3,054	$2,547

      Investment Banking generated net revenues of $1.15 billion in the three-month period ended August 1999, an increase of 20% compared to the same period in 1998. Our worldwide advisory and financing businesses continued to perform strongly as global corporate consolidation fueled healthy deal flow in financial advisory, and the new issue markets remained active. Net revenue growth was particularly strong in the technology, energy and power, and retail sectors. Investment Banking also benefited from strong markets in both Europe and Asia.

      Investment Banking generated net revenues of $3.05 billion in the nine-month period ended August 1999, an increase of 20% compared to the same period in 1998. Revenue growth was strong in our worldwide advisory and financing businesses. For the calendar year through August, we ranked number one in announced and completed worldwide and U.S. mergers and acquisitions.(1) We also maintained our strong market position in equity underwriting, ranking first in both worldwide initial public offerings and worldwide public common stock offerings over the same period.(2) The debt underwriting business generated net revenues that exceeded those in the strong prior year period due to a favorable financing environment.

(1)	Securities Data Company — January 1 to August 31, 1999. Mergers and acquisitions statistics are based on the dollar value of transactions for the period indicated, taken as a whole, with full credit to both target and acquiring companies’ advisors.

(2)	Securities Data Company — January 1 to August 31, 1999. Underwriting statistics are based on the dollar value of total proceeds raised (exclusive of any option to purchase additional shares) with full credit to each bookrunner for the period indicated, taken as a whole.

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

Trading and Principal Investments Net Revenues

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	1999	1998	1999	1998

FICC	$661	$434	$2,448	$2,109

Equities	458	0	1,531	659

Principal investments	328	30	543	274

Total Trading and Principal Investments	$1,447	$464	$4,522	$3,042

      The Trading and Principal Investments business achieved net revenues of $1.45 billion in the three-month period ended August 1999, a substantial increase compared to the same period in 1998. FICC net revenues increased 52% primarily due to improved performance in our trading and credit-sensitive businesses, which were negatively affected by a dramatic widening of credit spreads in 1998. In addition, strong results in our commodities and high yield businesses were partially offset by lower net revenues in currencies. Net revenues in equities increased substantially primarily due to strength in equity arbitrage, higher transaction volumes in the U.S. and Asian shares businesses and strong customer flow in equity derivatives. Net revenues in principal investments increased significantly over the prior year due to mark-to-market gains on certain of our merchant banking investments.

      The Trading and Principal Investments business achieved net revenues of $4.52 billion in the nine-month period ended August 1999, an increase of 49% compared to the same period in 1998. Net revenues in FICC increased 16% as growth in our credit-sensitive businesses and commodities was partially offset by lower net revenues in currencies and fixed income derivatives. Net revenues in equities increased substantially primarily due to strength in equity arbitrage and increased customer flow in our global shares businesses and equity derivatives. Net revenues from principal investments increased 98% due to higher net revenues related to mark-to-market gains on certain investments in our merchant banking funds, partially offset by lower gains on the disposition of investments compared to the prior year.

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

Asset Management and Securities Services Net Revenues

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	1999	1998	1999	1998

Asset management	$221	$199	$637	$483

Securities services	195	184	576	528

Commissions	395	337	1,083	1,005

Total Asset Management and Securities Services	$811	$720	$2,296	$2,016

      Goldman Sachs’ assets under supervision are comprised of assets under management, on which we typically generate fees based on a percentage of their value, and other client assets, on which we earn commissions. The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of August		As of November

	1999	1998	1998	1997

Assets under management	$220,522	$173,991	$194,821	$135,929

Other client assets	192,034	119,005	142,018	102,033

Total assets under supervision	$412,556	$292,996	$336,839	$237,962

      The Asset Management and Securities Services business achieved net revenues of $811 million in the three-month period ended August 1999, an increase of 13% compared to the same period in 1998. Asset management revenues increased 11% reflecting growth in assets under management. Securities services net revenues were up 6% primarily due to increased customer balances in our securities lending and margin lending businesses. Commissions rose by 17% due to higher transaction volumes worldwide in listed equity securities.

      The Asset Management and Securities Services business achieved net revenues of $2.30 billion in the nine-month period ended August 1999, an increase of 14% compared to the same period in 1998. Asset management revenues increased 32%, primarily reflecting a 33% increase in average assets under management. Net revenues from securities services increased 9% primarily due to growth in our securities lending and margin lending businesses. Commissions increased 8% as fees earned on higher transaction volumes worldwide in listed equity securities were partially offset by a reduction in our increased share of income and gains from our merchant banking funds.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months		Nine Months
	Ended August		Ended August

	1999	1998	1999	1998

Operating expenses:

Compensation and benefits, excluding employee initial public offering awards	$1,704	$977	$4,932	$3,566

Non-recurring employee initial public offering awards	—	—	2,257	—

Amortization of employee initial public offering awards	115	—	154	—

Brokerage, clearing and exchange fees	108	107	328	301

Market development	92	67	247	201

Communications and technology	75	68	224	189

Depreciation and amortization	71	54	229	158

Occupancy	76	54	221	147

Professional services and other	85	62	297	229

Charitable contribution	—	—	200	—

Total operating expenses	$2,326	$1,389	$9,089	$4,791

Employees at period end(1)	14,454	12,675

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services. In addition, as of August 1999, we had approximately 3,900 temporary staff and consultants.

     Operating expenses were $2.33 billion in the three-month period ended August 1999, an increase of 67% compared to the same period in 1998. Compensation and benefits, excluding employee initial public offering awards, increased 74% in the third quarter of 1999 due to compensation for the managing directors who were profit participating limited partners and higher levels of compensation commensurate with higher net revenues. Compensation and benefits, excluding employee initial public offering awards, was 50% of net revenues for the three-month period ended August 1999.

      In addition, operating expenses in the third quarter of 1999 reflect non-cash expense of $115 million attributable to the amortization of employee initial public offering awards as discussed above in “Results of Operations — 3. Amortization of Employee Initial Public Offering Awards”. The future expense related to these restricted stock units is not dependent on our operating results in any given period.

      Brokerage, clearing and exchange fees increased 1% during the quarter primarily due to higher transaction volumes in commodities, equity derivatives and Asian shares. Communications and technology expenses increased 10% reflecting higher telecommunications and market data costs associated with higher employment levels and additional spending on technology initiatives. Occupancy expenses increased 41% reflecting additional office space needed to accommodate growth in employment levels. Professional services and other expenses increased 37% due to higher levels of business activity.

      Operating expenses were $9.09 billion in the nine-month period ended August 1999, an increase of 90% over the same period in 1998 primarily due to the non-recurring charges associated with Goldman Sachs’ conversion to corporate form and related transactions, compensation for the managing directors who were profit participating limited partners, and higher levels of compensation commensurate with higher net revenues. The non-recurring charges included $2.26 billion for employee initial public offering awards and $200 million for a contribution to the Goldman Sachs Fund, a charitable foundation. Compensation and benefits, excluding employee initial public offering awards, was 50% of net revenues for the nine-month period ended August 1999.

      Brokerage, clearing and exchange fees increased 9% in the nine-month period ended August 1999 primarily due to higher transaction volumes in commodities and fixed income and equity derivatives. Market development expenses increased 23% primarily due to higher levels of advertising and business activity. Communications and technology expenses increased 19% reflecting higher telecommunications and market data costs associated with growth in employment levels and additional spending on technology initiatives. Depreciation and amortization increased 45% due to capital expenditures on leasehold improvements and technology-related and telecommunications equipment in support of Goldman Sachs’ increased worldwide activities. Occupancy expenses increased 50% reflecting additional office space needed to accommodate growth in employment levels. Professional services and other expenses increased 30% due to higher levels of business activity.

Provision for Taxes

      The provision for taxes in 1999 reflected a net benefit of $1.83 billion primarily due to non-recurring items recognized during the second quarter. These non-recurring items included a net benefit of $825 million related to our conversion to corporate form, a benefit of $880 million related to the granting of employee initial public offering awards and a benefit of $80 million related to the contribution to the Goldman Sachs Fund. Goldman Sachs’ effective tax rate for the period from May 7, 1999 to the end of the third quarter, excluding the effect of these non-recurring items, was 41%.

Pro Forma Operating Results

      The following table sets forth our pro forma condensed consolidated statement of earnings for the nine-month period ended August 1999:

Pro Forma Condensed Consolidated Statement of Earnings

($ in millions, except share and per share amounts)

	Nine Months Ended August 1999

			Pro Forma
	Actual		Adjustments		Pro Forma

Total revenues	$18,651		$—		$18,651

Interest expense, principally on short-term funding	8,779		7	(a)	8,786

Revenues, net of interest expense	9,872		(7)		9,865

Compensation and benefits, excluding employee initial public offering awards	4,932		—		4,932

Non-recurring employee initial public offering awards	2,257		(2,257	)(b)	—

Amortization of employee initial public offering awards	154		192	(c)	346

Other operating expenses	1,746		(200	)(d)	1,546

Total operating expenses	9,089		(2,265)		6,824

Pre-tax earnings	783		2,258		3,041

(Benefit)/provision for taxes	(1,202)		2,449	(e)	1,247

Net earnings	$1,985		$(191)		$1,794

Ratio of earnings to fixed charges	1.09	x			1.34	x

Average common shares outstanding:

Basic	474,698,130		3,706,245	(f)	478,404,375

Diluted	483,146,111		10,529,619	(g)	493,675,730

Earnings per share:

Basic	$4.18				$3.75

Diluted	4.11				3.63

      Basis of Presentation. The Pro Forma Condensed Consolidated Statement of Earnings was prepared as if our conversion to corporate form and related transactions had taken place at the beginning of fiscal 1998. If the Pro Forma Condensed Consolidated Statement of Earnings had been prepared as if our conversion to corporate form and related transactions had taken place at the beginning of fiscal 1999, diluted earnings per share would have been increased by $0.10 to $3.73 in the nine-month period ended August 1999.

      For purposes of calculating the ratio of earnings to fixed charges, “earnings” represent pre-tax earnings plus fixed charges and “fixed charges” represent interest expense plus that portion of rent expense that, in our opinion, approximates the interest factor included in rent expense.

     Notes to Pro Forma Adjustments.

      (a)  Adjustment to reflect the additional interest expense on junior subordinated debentures issued to the retired limited partners in exchange for their interests in The Goldman Sachs Group, L.P. and certain affiliates.

      (b)  Adjustment to eliminate the non-recurring effect of the expense related to 30,025,946 restricted stock units awarded to employees based on a formula, for which future service is not required as a condition to the delivery of the underlying common stock, and the initial irrevocable contribution of 12,555,866 shares of common stock to our defined contribution plan.

      (c)  Adjustment to reflect additional amortization related to 33,292,869 restricted stock units awarded to employees on a discretionary basis, which vest in equal installments in years three, four and five following the date of grant (May 7, 1999). These restricted stock units had a value of $1.76 billion, approximately 26% of which will be amortized as a non-cash expense, after giving effect to forfeitures, in the twelve months following the date of grant. The remaining 74% of the value of these restricted stock units will be amortized over the next four years as follows: 26%, 26%, 15% and 7% in years two, three, four and five, respectively.

      (d)  Adjustment to eliminate the non-recurring expense related to the charitable contribution to the Goldman Sachs Fund.

      (e)  Adjustment to reflect a pro forma provision for income taxes for Goldman Sachs in corporate form at an effective tax rate of 41%.

      (f)  Adjustment to basic average common shares outstanding to reflect the shares of common stock underlying the restricted stock units that were assumed to be awarded in lieu of ongoing cash compensation in fiscal 1998 for which future service would not have been required as a condition to the delivery of the underlying common stock.

      (g)  Adjustment to diluted average common shares outstanding to reflect the additional dilutive effect of the common stock deliverable pursuant to the restricted stock units and stock options awarded to employees on a discretionary basis for which future service is required as a condition to the delivery of the underlying common stock. Adjustment also reflects the dilutive effect of the shares of common stock underlying the restricted stock units that were assumed to be awarded in lieu of ongoing cash compensation in fiscal 1998 for which future service would have been required as a condition to the delivery of the underlying common stock. For purposes of calculating pro forma diluted average common shares outstanding, we used the initial public offering price of $53 per share from the beginning of fiscal 1998 until May 4, 1999, the day trading in our common stock commenced. Thereafter, we used actual daily closing prices.

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

The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	August 1999		November 1998

	($ in billions, except per share
	amounts)

Total assets	$236		$217

Adjusted assets(1)	167		145

Leverage ratio(2)	27.5	x	34.5	x

Adjusted leverage ratio(3)	19.5	x	23.0	x

Book value per share(4)	$18.11		—

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 125 that were deferred by SFAS No. 127.

(2)	Leverage ratio equals total assets divided by equity capital.

(3)	Adjusted leverage ratio equals adjusted assets divided by equity capital.

(4)	Book value per share as of August 1999 was based on common shares outstanding of 474,598,485, including the restricted stock units for which no additional service is required to obtain delivery of the underlying common stock.

     As of August 1999 and November 1998, we held approximately $1.20 billion and $1.04 billion, respectively, in high-yield debt securities and $1.79 billion and $1.49 billion, respectively, in bank loans, all of which are valued on a mark-to-market basis. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

      As of August 1999 and November 1998, we held approximately $1.04 billion and $1.17 billion, respectively, of emerging market debt securities, and $54 million and $109 million, respectively, in emerging market loans, all of which are valued on a mark-to-market basis. Of the $1.09 billion and $1.28 billion in emerging market debt securities and loans, as of August 1999 and November 1998, respectively, approximately $657 million and $968 million were sovereign obligations, many of which are collateralized as to principal at stated maturity.

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

      The following table sets forth our credit ratings as of August 1999:

	Short-term debt	Long-term debt

Moody’s Investors Service, Inc.	P-1	A1

Standard & Poor’s Ratings Services	A-1+	A+

Fitch IBCA, Inc.	F1+	AA-

CBRS Inc.	A-1 (High)	A+

Long-Term Debt

      As of August 1999, our consolidated long-term borrowings were $20.34 billion. Substantially all of these borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2024. The weighted average maturity of our long-term borrowings as of August 1999 was approximately five years. Substantially all of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rates and foreign exchange movements.

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

      Goldman Sachs has determined that it would be required to modify or replace portions of its information technology systems, both hardware and software, and its non-information technology systems so that they will properly recognize and utilize dates beyond December 31, 1999. We currently believe that with modifications to existing software, conversions to new software and replacement of some hardware, the Year 2000 issue will be satisfactorily resolved in our own systems worldwide. However, if such modifications and conversions are not made or are not completed on a timely basis, the Year 2000 issue could have a material adverse effect on Goldman Sachs. Moreover, even if these changes are successful, failure of third parties to which we are financially or operationally linked to address their own Year 2000 problems could also have a material adverse effect on Goldman Sachs.

      We have completed the remediation, testing and implementation phases for all of our systems and our mission-critical technology infrastructure that support critical business functions. We completed our internal integration testing which was intended to validate that our systems can successfully perform critical business functions beginning in January 2000 with no material problems.

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

      By the end of September 1999, we had participated in 165 “external”, i.e., industry-wide or point-to-point, tests with exchanges, clearing houses and other industry utilities, including the “Streetwide” test sponsored by the Securities Industry Association for its U.S. members and completed in April 1999. We successfully completed all of these tests with no material problems. By the end of October 1999, we expect to participate in approximately six additional industry tests in global markets.

      Acknowledging that a Year 2000 failure, whether internal or external, could have an adverse effect on our ability to conduct day-to-day business, we are also engaged in contingency planning. Contingency plans for our businesses are substantially complete. We are also finalizing our event management program, which includes the processes that will allow senior management to closely monitor and respond to events as they occur around the date change.

      We have incurred, and expect to continue to incur, expenses allocable to internal staff, as well as costs for outside consultants to achieve Year 2000 compliance and in connection with contingency planning for the date change and related activities. We currently estimate that these costs will total approximately $173 million, of which $147 million has been spent to date. These estimates include the cost of technology personnel but do not include the cost of all non-technology personnel involved in our Year 2000 effort. We expect to incur the remaining cost of our Year 2000 program during the remainder of 1999 and early 2000.

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

Risk

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk are included under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Market Risk” and “— Non-Trading Risk” in the Prospectus, dated May 3, 1999 (the “Common Stock Prospectus”), of The Goldman Sachs Group, Inc., filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

      The following developments have occurred with respect to certain matters previously reported under the caption “Business — Legal Matters” in the Common Stock Prospectus, as updated by our Quarterly Report on Form 10-Q for the quarter ended May 28, 1999.

MobileMedia Securities Litigation

      The parties have agreed in principle to settle the litigation, subject to executing a definitive settlement agreement and court approval.

Rockefeller Center Properties, Inc. Litigation

      On July 19, 1999, the U.S. Court of Appeals for the Third Circuit rendered its decision affirming in part and vacating in part the lower court’s entry of summary judgment dismissing the action. With respect to the claim as to which summary judgment was vacated, the appellate court held that the district court had committed a procedural error in converting defendants’ motion to dismiss into a motion for summary judgment and remanded for the district court to reconsider that claim under appropriate standards applicable to motions to dismiss. Plaintiffs have since sought leave to amend the complaint as to the remanded claim, which defendants are opposing.

Matters Relating to Municipal Securities

      On September 15, 1999, the plaintiff in the Florida federal court action filed an amended complaint substantially reasserting its previous claims, but also alleging that the defendants violated the federal antitrust laws in connection with the prices at which escrow securities were sold to municipal issuers. The complaint seeks to treble the alleged damages with respect to the antitrust claim.

AMF Securities Litigation

      The plaintiffs filed a consolidated amended complaint on August 2, 1999, but have since indicated their intention to further amend that complaint.

Iridium Securities Litigation

      On August 13, 1999, Iridium World Communications, Ltd. filed for protection under the U.S. bankruptcy laws.

HUD Litigation

      In September 1999, Goldman, Sachs & Co. was notified by the civil division of the United States Attorney’s Office for the District of Columbia that it is a named defendant, along with other unidentified entities, in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the qui tam provisions of the federal False Claims Act in connection with certain auctions of competitive loans on behalf of the U.S. Department of Housing and

Urban Development (“HUD”). Goldman, Sachs & Co. has not been provided with the complaint, which has been filed under seal, but has been informed that the complaint alleges, among other things, that (i) Goldman, Sachs & Co. and its bidding partners were improperly directed approximately $4.7 billion of government owned notes for prices below that which would have been obtained in full and fair competition, (ii) the HUD’s financial advisor in connection with such auctions provided Goldman, Sachs & Co. and its bidding partners with information not available to competing bidders relating to the details of competing bids, the value of the assets being sold, and the structure of the sales, and (iii) in one instance, Goldman, Sachs & Co. and its bidding partners were awarded assets despite not being the highest bidder. Pursuant to the False Claims Act, the complaint remains under seal pending the government’s investigation and consideration as to whether to intervene in the action. The complaint does not state a monetary amount of damages. Under the False Claims Act, any damage award could be trebled.

Item 5:  Other Information

     Hull Transaction

      On September 24, 1999, Goldman Sachs completed its acquisition of The Hull Group, a leading global market maker in exchange-traded equity derivatives and an active market maker in equity securities worldwide.

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

      Additional information regarding these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained under the caption “Risk Factors” in the Common Stock Prospectus. We hereby incorporate by reference those risk factors (other than those contained under the captions “Our Computer Systems and Those of Third Parties May Not Achieve Year 2000 Readiness — Year 2000 Readiness Disclosure”, “Our Common Stock May Trade at Prices Below the Initial Public Offering Price”, “The Liquidity of Our Common Stock May Be Adversely Affected by an Inability of Goldman, Sachs & Co. to Act as a Market-Maker in the Common Stock”, and “We Expect to Record a Substantial Pre-Tax Loss in the Second Quarter of Fiscal 1999”) into this Form 10-Q.

Item 6:  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

10.1	Letter agreement, dated August 18, 1999, between The Goldman Sachs Group, Inc. and Mr. James A. Johnson.

10.2	Letter agreement, dated August 18, 1999, between The Goldman Sachs Group, Inc. and Sir John Browne.

11.1	Statement re computation of per share earnings.

12.1	Statement re computation of ratios of earnings to fixed charges.

15.1	Letter re Unaudited Interim Financial Information.

19.1	Information incorporated by reference into Part I of Form 10-Q.

27.1	Financial Data Schedule.

99.1	Information incorporated by reference into Part II of Form 10-Q.

(b)	Reports on Form 8-K:

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH G. SMITH

Name: Sarah G. Smith
Title: Principal Accounting Officer

Date: October 7, 1999

EXHIBIT INDEX

Exhibit No.                                            Description

10.1	Letter agreement, dated August 18, 1999, between The Goldman Sachs Group, Inc. and Mr. James A. Johnson.

10.2	Letter agreement, dated August 18, 1999, between The Goldman Sachs Group, Inc. and Sir John Browne.

11.1	Statement re computation of per share earnings.

12.1	Statement re computation of ratios of earnings to fixed charges.

15.1	Letter re Unaudited Interim Financial Information.

19.1	Information incorporated by reference into Part I of Form 10-Q.

27.1	Financial Data Schedule.

99.1	Information incorporated by reference into Part II of Form 10-Q.