Form 10-K
period 1999-11-26
GOLDMAN SACHS GROUP INC
filed 2000-02-14
CIK 886982

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 1999	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 85 Broad Street New York, N.Y. (Address of principal executive offices)	13-4019460 (I.R.S. employer identification no.) 10004 (Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share, and attached Shareholder Protection Rights	New York Stock Exchange

Index-Linked Notes due 2002 (Linked to the Nikkei 225 Index)	American Stock Exchange

Medium-Term Notes, Series B, 2.00% Exchangeable Notes due 2006 (Exchangeable for Common Stock of Wells Fargo & Company); 7.35% Notes due 2009	New York Stock Exchange

Medium-Term Notes, Series B, Callable Index-Linked Notes due 2003 (Linked to the GSTI™ Internet Index)	Chicago Board Options Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]  No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  [   ]

     As of January 21, 2000, there were 441,429,384 shares of the registrant’s common stock outstanding and 7,440,362 shares of the registrant’s nonvoting common stock outstanding.

     As of January 21, 2000, the aggregate market value of the common stock and nonvoting common stock of the registrant held by non-affiliates of the registrant was approximately $33.6 billion.

     Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s 1999 Annual Report to Shareholders are incorporated by reference in this Form 10-K in response to Part II, Items 5, 7, 7A and 8, and Part IV, Item 14. Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2000 Annual Meeting of Shareholders, dated February 14, 2000, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.

The Goldman Sachs Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended November 26, 1999

PART I

Item 1.  Business

Overview

      Goldman Sachs is a leading global investment banking and securities firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As of November 26, 1999, we operated offices in over 20 countries and 37% of our 15,361 employees were based outside the United States.

      Goldman Sachs is the successor to a commercial paper business founded in 1869 by Marcus Goldman. Since then, we have expanded our business as a participant and intermediary in securities and other financial activities to become one of the leading firms in the industry.

      In 1989, The Goldman Sachs Group, L.P. was formed to serve as the parent company of the Goldman Sachs organization. On May 7, 1999, The Goldman Sachs Group, Inc. succeeded to the business of The Goldman Sachs Group, L.P. and completed an initial public offering of its common stock.

      All references to 1999, 1998 and 1997 refer to our fiscal year ended, or the date, as the context requires, November 26, 1999, November 27, 1998 and November 28, 1997, respectively.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean, prior to our conversion to corporate form, The Goldman Sachs Group, L.P., a Delaware limited partnership, and its consolidated subsidiaries and, after our conversion to corporate form, The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

      Financial information concerning our business segments and geographic regions for each of 1999, 1998 and 1997 is set forth in the consolidated financial statements and the notes thereto in our 1999 Annual Report to Shareholders, which are incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K.

Business Segments

      Our activities are divided into two segments:

•	Global Capital Markets; and

•	Asset Management and Securities Services.

      These segments consist of various product and service offerings that are set forth in the following chart:

Primary Products and Activities by Business Segment

Asset Management and
Global Capital Markets		Securities Services

Trading and Principal
Investment Banking	Investments

— Equity and debt underwriting — Financial restructuring advisory services — Mergers and acquisitions advisory services — Real estate advisory services	— Bank loans — Commodities — Currencies — Equity and fixed income derivatives — Equity and fixed income securities — Principal investments — Proprietary arbitrage	— Commissions
— Institutional and high-net- worth asset
     management
— Margin lending
— Matched book
—  Merchant banking fees
— Increased share of merchant banking
     fund income and gains
— Mutual funds
— Prime brokerage
— Securities lending

Global Capital Markets

      The Global Capital Markets segment, which represented 76% of 1999 net revenues, consists of the following:

•	Investment Banking. Investment Banking consists of our Financial Advisory and Underwriting businesses; and

•	Trading and Principal Investments. Trading and Principal Investments consists of our Fixed Income, Currency and Commodities (“FICC”), Equities and Principal Investments businesses.

  Investment Banking

      Investment Banking represented 33% of 1999 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.

      Our current structure, which is organized along regional, product and industry groups, seeks to combine client-focused investment bankers with execution and industry expertise. Because our businesses are global, we have adapted our organization to meet the demands of our clients in each geographic region. Through our commitment to teamwork, we believe that we provide services in an integrated fashion for the benefit of our clients.

      Our investment banking activities are divided into two categories:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs; and

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt securities.

      Financial Advisory. Goldman Sachs is a leading investment bank in worldwide mergers and acquisitions. Our mergers and acquisitions capabilities are evidenced by our significant share of assignments in large, complex transactions for which we provide multiple services, including “one-stop” acquisition financing, currency hedging and cross-border structuring expertise.

      Underwriting. We underwrite a wide range of securities and other instruments, including common and preferred stock, convertible securities, investment-grade debt, high-yield debt, sovereign and emerging markets debt, municipal debt, bank loans, asset-backed securities and real estate-related securities, such as mortgage-backed securities and the securities of real estate investment trusts.

      Equity Underwriting. Equity underwriting has been a long-term core strength of Goldman Sachs. As with mergers and acquisitions, we have been particularly successful in winning mandates for large, complex equity underwritings. We believe our leadership in large initial public offerings reflects our expertise in complex transactions, research strengths, track record and distribution capabilities. We have also acted as lead manager on many of the largest initial public offerings in the international arena.

      We believe that a key factor in our equity underwriting success is the close working relationship among the investment bankers, research analysts and sales force as coordinated by our Equity Capital Markets group. With institutional sales professionals and high-net-worth relationship managers located in every major market around the world, Goldman Sachs has relationships with a large and diverse group of investors.

      Debt Underwriting. We engage in the underwriting and origination of various types of debt instruments that we broadly categorize as follows:

•	investment-grade debt for corporations, governments, municipalities and agencies;

•	leveraged finance, which includes high-yield debt and bank loans for non-investment-grade issuers;

•	emerging market debt, which includes corporate and sovereign issues; and

•	asset-backed securities.

      We have employed a focused approach in debt underwriting, emphasizing high value-added areas in servicing our clients.

  Trading and Principal Investments

      Trading and Principal Investments represented 43% of 1999 net revenues. Our Trading and Principal Investments business facilitates transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in and trading of fixed income and equity products, currencies, commodities, and swaps and other derivatives. In order to meet the needs of our clients, our Trading and Principal Investments business is diversified across a wide range of products. For example, we make markets in traditional investment-grade debt securities, structure complex derivatives and securitize mortgages and insurance risk. We believe our willingness and ability to take risk distinguishes us and substantially enhances our client relationships.

      Trading and Principal Investments is divided into three categories:

•	Fixed Income, Currency and Commodities. Goldman Sachs makes markets in and trades fixed income products, currencies and commodities, structures and enters into a wide variety of derivative transactions, and engages in proprietary trading and arbitrage activities;

•	Equities. Goldman Sachs makes markets in and trades equities and equity-related products, structures and enters into equity derivative transactions, and engages in proprietary trading and equity arbitrage; and

•	Principal Investments. Principal Investments primarily represents net revenues from our merchant banking investments.

      Fixed Income, Currency and Commodities. FICC is a large and diversified operation through which we engage in a variety of customer-driven market-making and proprietary trading and arbitrage activities. FICC’s principal products are:

•	Bank loans

•	Commodities

•	Currencies

•	Derivatives

•	Emerging market debt

•	Global government securities

•	High-yield securities

•	Investment-grade corporate securities

•	Money market instruments

•	Mortgage securities and loans

•	Municipal securities

      We generate trading net revenues from our customer-driven business in three ways. First, in large, highly liquid markets, we undertake a high volume of transactions for modest spreads. Second, by capitalizing on our strong market relationships and capital position, we also undertake transactions in less liquid markets where spreads are generally larger. Finally, we generate net revenues from structuring and executing transactions that address complex client needs.

      In our proprietary activities, we assume a variety of risks and devote substantial resources to identify, analyze and benefit from these exposures. We leverage our strong research capabilities and capitalize on our proprietary analytical models to analyze information and make informed trading judgments. We seek to benefit from perceived disparities in the value of assets in the trading markets and from macroeconomic and company-specific trends.

      FICC uses a three-part approach to deliver high quality service to its clients. First, we offer broad market making, research and market knowledge to our clients on a global basis. Second, we create innovative solutions to complex client problems by drawing upon our structuring and trading expertise. Third, we use our expertise to take positions in markets when we believe the return is at least commensurate with the risk.

      A core activity in FICC is market making in a broad array of securities and products. For example, we are a primary dealer in many of the largest government bond markets around the world, including the United States, Japan, the United Kingdom and Canada. We are a member of the major futures exchanges, and also have interbank dealer status in the currency markets in New York, London, Tokyo and Hong Kong. Our willingness to make markets in a broad range of fixed income, currency and commodity products and their derivatives is crucial both to our client relationships and to support our underwriting business by providing secondary market liquidity. Our research capabilities include quantitative and qualitative analyses of global economic, currency and financial market trends, as well as credit analyses of corporate and sovereign fixed income securities.

      Equities. Goldman Sachs engages in a variety of market-making, proprietary trading and arbitrage activities in equity securities and equity-related products (such as convertible securities and equity derivative instruments) on a global basis. Goldman Sachs makes markets and positions blocks of stock to facilitate customers’ transactions and to provide liquidity in the marketplace. Goldman Sachs is a member of most of the major stock exchanges, including New York, London, Frankfurt, Tokyo and Hong Kong.

      As agent, we execute brokerage transactions in equity securities for institutional and individual customers that generate commission revenues. Commissions earned on agency transactions are recorded in Asset Management and Securities Services.

      In equity trading, as in FICC, we generate net revenues from our customer-driven business in three ways. First, in large, highly liquid principal markets, such as the over-the-counter market for equity securities, we undertake a high volume of transactions for modest spreads. Second, by capitalizing on our strong market relationships and capital position, we also undertake large transactions, such as block trades and positions in securities, in which we benefit from spreads that are generally larger. Finally, we also benefit from structuring complex transactions.

      Goldman Sachs was a pioneer and is currently active in the execution of large block trades (trades of 50,000 or more shares) in the United States and abroad. We have been able to capitalize on our expertise in block trading, our global distribution network and our willingness to commit capital to effect increasingly large and complex customer transactions. We expect corporate consolidation and restructuring and increased demand for certainty and speed of execution by sellers and issuers of securities to increase both the frequency and size of sales of large blocks of equity securities. Block transactions, however, expose us to increased risks, including those arising from holding large and concentrated positions, and decreasing spreads.

      We are active in the listed options and futures markets, and we structure, distribute and execute over-the-counter derivatives on market indices, industry groups and individual company stocks to facilitate customer transactions and our proprietary activities. We develop quantitative strategies and render advice with respect to portfolio hedging and restructuring and asset allocation transactions. We also create specially tailored instruments to enable sophisticated investors to undertake hedging strategies and establish or liquidate investment positions. We are one of the leading participants in the trading and development of equity derivative instruments. We are an active participant in the trading of futures and options on most of the major exchanges in the United States, Europe and Asia.

      We remain committed to being at the forefront of technological innovation in the global capital markets. To pursue our strategy of expanding our electronic market-making capabilities, on September 24, 1999, Goldman Sachs completed its acquisition of The Hull Group, a leading global electronic market maker in exchange-traded equity derivatives and an active market maker in equity securities worldwide.

      In addition, equity arbitrage has long been an important part of our equity franchise. Our strategy is based on making investments on a global basis through a diversified portfolio across different markets and event categories. This business focuses on event-oriented special situations where we are not acting as an advisor and on relative value trades. These special situations include mergers and acquisitions, corporate restructurings, recapitalizations and legal and regulatory events.

      Trading Risk Management. We believe that our trading and market-making capabilities are key ingredients to our success. While these businesses have generally earned attractive returns, we have in the past incurred significant trading losses in periods of market turbulence, such as in 1994 and the second half of 1998.

      Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. Risk management includes input from all levels of Goldman Sachs, from the trading desks to the Firmwide Risk Committee. For a further discussion of our risk management policies and procedures, see “Management’s Discussion and

Analysis — Risk Management” in the 1999 Annual Report to Shareholders, which is incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K.

      Principal Investments. In connection with our merchant banking activities, we invest by making principal investments directly and through funds that we raise and manage. As of November 1999, we had committed $3.06 billion, of which $2.33 billion had been funded, of the $17.27 billion total equity capital committed for our merchant banking funds. The funds’ investments generate capital appreciation or depreciation and, upon disposition, realized gains or losses. See “— Asset Management and Securities Services — Merchant Banking” for a discussion of our merchant banking funds. As of November 1999, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $2.88 billion, which consisted of corporate principal investments with an aggregate carrying value of approximately $1.95 billion and real estate investments with an aggregate carrying value of approximately $928 million.

Asset Management and Securities Services

      The components of the Asset Management and Securities Services segment, which represented 24% of 1999 net revenues, are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenue primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions includes agency transactions for clients on major stock and futures exchanges and revenues from the increased share of the income and gains derived from our merchant banking funds.

  Asset Management

      Goldman Sachs is seeking to build a premier global asset management business. We offer a broad array of investment strategies and advice across all major asset classes: global equity; fixed income, including money markets; currency; and alternative investment products (i.e., investment vehicles with non-traditional investment objectives and/or strategies). Assets under supervision consist of assets under management and other client assets. Assets under management typically generate fees based on a percentage of their value and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. Other client assets consist of assets in brokerage accounts of primarily high-net-worth individuals, on which we earn commissions.

      Our growth in assets under supervision is set forth in the graph below:

Assets Under Supervision

(in billions)

[BAR CHART: ASSETS UNDER SUPERVISION]

Year	Assets Under Management	Other Client Assets	Total

1995	$52	$58	$110

1996	94	77	$171

1997	136	102	$238

1998	195	142	$337

1999	258	227	$485

      As of November 1999, equities and alternative investments represented 59% of our total assets under management. Since 1996, these two asset classes have been the primary drivers of our growth in assets under management.

      The following table sets forth the amount of assets under management by asset class:

Assets Under Management by Asset Class

(in billions)

	As of November

	1999	1998	1997

Asset Class

Equity	$98	$69	$52

Fixed income and currency	58	50	36

Money markets	48	46	31

Alternative investment(1)	54	30	17

Total	$258	$195	$136

(1)	Includes private equity, real estate, quantitative asset allocation and other funds that we manage.

      Since the beginning of 1996, we have increased the resources devoted to our Asset Management business, including the addition of over 1,000 employees. In addition, Goldman Sachs has made three asset management acquisitions in order to expand its geographic reach and broaden its global equity and alternative investment portfolio management capabilities.

      Clients. Our primary clients are institutions, high-net-worth individuals and retail investors. We access clients through both direct and third-party channels. Our institutional clients include corporations, insurance companies, pension funds, foundations and endowments. In the third-party distribution channel, we distribute our mutual funds on a worldwide basis through banks, brokerage firms, insurance companies and other financial intermediaries.

      The table below sets forth the amount of assets under supervision by distribution channel and client category as of November 1999:

Assets Under Supervision by Distribution Channel

(in billions)

	Assets Under
	Supervision(1)	Primary Investment Vehicles

• Directly distributed

— Institutional	$151	Separate managed accounts

— High-net-worth individuals	262	Commingled vehicles
		Brokerage accounts
		Limited partnerships
		Separate managed accounts
• Third-party distributed

— Institutional and retail	56	Mutual funds

Total	$469

(1)	Excludes $16 billion in our merchant banking funds.

  Merchant Banking

      Goldman Sachs has established a successful record in the corporate and real estate merchant banking business, with $17.27 billion of committed capital as of November 1999, of which $13.03 billion has been funded. We have committed $3.06 billion and funded $2.33 billion of these amounts. Our clients, including pension plans, endowments, charitable institutions and high-net-worth individuals, have provided the remainder.

      Our strategy with respect to each merchant banking fund is to invest opportunistically to build a portfolio of investments that is diversified by industry, product type, geographic region and transaction structure and type. Some of these investment funds pursue, on a global basis, long-term investments in equity and debt securities in privately negotiated transactions, leveraged buyouts and acquisitions. As of November 1999, our corporate merchant banking funds had total committed capital of $9.50 billion. Other funds, with total committed capital of $7.77 billion as of November 1999, invest in real estate operating companies and debt and equity interests in real estate assets.

      Merchant banking activities generate three revenue streams. First, we receive a management fee that is generally a percentage of a fund’s committed capital, invested capital, total gross acquisition cost or asset value. These annual management fees are included in our Asset Management revenues. Second, after that fund has achieved a minimum return for fund investors, we receive an increased share of the fund’s income and gains that is a percentage, typically 20%, of the capital appreciation and gains from the fund’s investments. Revenues from the increased share of the funds’ income and gains are included in Commissions. Finally, Goldman Sachs, as a substantial investor in these funds, is allocated its proportionate share of the funds’ unrealized appreciation or depreciation arising from changes in fair value as well as gains and losses upon realization. These items are included in the Trading and Principal Investments component of Global Capital Markets.

  Securities Services

      Securities Services consists predominantly of Global Securities Services, which provides prime brokerage, financing services and securities lending to a diversified U.S. and international customer base, including hedge funds, pension funds and high-net-worth individuals. Securities Services also includes our matched book businesses.

      We offer prime brokerage services to our clients, allowing them the flexibility to trade with most brokers while maintaining a single source for financing and portfolio reports. Our prime brokerage activities provide multi-product clearing and custody in 50 markets, consolidated multi-currency accounting and reporting and offshore fund administration and also provide servicing for our most active clients. Additionally, we provide financing to our clients through margin loans collateralized by securities held in the client’s account.

      Securities lending activities principally involve the borrowing and lending of equity securities to cover customer and Goldman Sachs’ short sales and to finance Goldman Sachs’ long positions. In addition, we are an active participant in the securities lending broker-to-broker business and the third-party agency lending business.

  Commissions

      Goldman Sachs generates commissions by executing agency transactions on major stock and futures exchanges worldwide. We effect agency transactions for clients located throughout the world. In recent years, aggregate commissions have increased as a result of growth in transaction volume on the major exchanges. As discussed above, Commissions also includes the increased share of income and gains from merchant banking funds as well as commissions earned from brokerage transactions. For a discussion regarding our increased share of the income and gains from our merchant banking funds, see “— Merchant Banking” above.

      In anticipation of continued growth in electronic connectivity and on-line trading, Goldman Sachs has made strategic investments in alternative trading systems to gain experience and participate in the development of this market. See “— Internet Strategy” below for a further discussion of these investments.

Global Investment Research

      Our Global Investment Research Department provides fundamental research on economies, debt and equity markets, commodities markets, industries and companies on a worldwide basis. For over two decades, we have committed resources on a global scale to develop a leading position in the industry for our investment research products.

      Global Investment Research employs a team approach that as of November 1999 provided research coverage of approximately 2,400 companies worldwide, 52 economies and 26 stock markets. This is accomplished by four groups:

•	the Commodities Research group, which provides research on the global commodity markets;

•	the Company/Industry group, which provides fundamental analysis, forecasts and investment recommendations for companies and industries worldwide. Equity research analysts are organized regionally by sector and globally into more than 20 industry teams, which allows for extensive collaboration and knowledge sharing on important investment themes;

•	the Economic Research group, which formulates macroeconomic forecasts for economic activity, foreign exchange and interest rates based on the globally coordinated views of its regional economists; and

•	the Portfolio Strategy group, which forecasts equity market returns and provides recommendations on both asset allocation and industry representation.

Internet Strategy

      We believe that Internet technology and electronic commerce will, over time, change the ways that securities and other financial products are traded and distributed, creating both opportunities and challenges for our businesses. In response, we have established a program of internal development and external investment.

      Internally, we are extending our global electronic trading and information distribution capabilities to our clients via the Internet. These capabilities cover many of our fixed income, currency, commodity, equities and mutual fund products in markets around the world. We are also using the Internet to improve the ease and quality of communication with our institutional and high-net-worth clients. For example, investors have on-line access to our investment research, mutual fund data and valuation models. In addition, our high-net-worth clients are increasingly accessing their portfolio information over the Internet. We have also recently established GS-OnlineSM, which, in conjunction with Goldman, Sachs & Co., acts as an underwriter of securities offerings via the Internet and other electronic means. GS-OnlineSM will deal initially only with other underwriters and syndicate members and not with members of the public.

      Recently, we established an internal working group to focus primarily on utilizing the Internet to enhance and support our wealth management business. Externally, we have invested in electronic commerce concerns such as Bridge Information Systems, Inc., TradeWeb LLC, Archipelago, L.L.C., The BRASS Utility, L.L.C., OptiMark Technologies, Inc. and Wit Capital Group, Inc. Through these investments, we gain an increased understanding of business developments and opportunities in this emerging sector.

Information Technology

      Technology is fundamental to our overall business strategy. Goldman Sachs is committed to the ongoing development, maintenance and use of technology throughout the organization. We have developed significant software and systems over the past several years. Our technology initiatives can be broadly categorized into three efforts:

•	enhancing client service through increased connectivity and the provision of high value-added, tailored services;

•	risk management; and

•	overall efficiency and control.

      We have tailored our services to our clients by providing them with electronic access to our products and services. For example, we developed the GS Financial WorkbenchSM, an Internet Web site that clients and employees can use to download research reports, access earnings and valuation models, submit trades, monitor accounts, build and view presentations, calculate derivative prices and view market data. First made available in 1995, the GS Financial WorkbenchSM represents a joint effort among all of our business areas to create one comprehensive site for clients and employees to access our products and services.

      We have also developed software that enables us to monitor and analyze our market and credit risks. This risk management software not only analyzes market risk on firmwide, divisional and trading desk levels, but also breaks down our risk into its underlying exposures, permitting management to evaluate exposures on the basis of specific interest rate, currency rate, equity price or commodity price changes. To assist further in the management of our credit exposures, data from many sources are aggregated daily into credit management systems that give senior management and professionals in the Credit and Controllers departments the ability to receive timely information with respect to credit exposures worldwide, including netting information, and the ability to analyze complex risk situations effectively. Our software accesses this data, allows for quick analysis at the level of individual trades and interacts with other Goldman Sachs systems.

      Technology has also been a significant factor in improving the overall efficiency of many areas of Goldman Sachs. By automating many trading procedures and operational and accounting processes, we have substantially increased our efficiency and accuracy.

Employees

      Management believes that one of the strengths and principal reasons for the success of Goldman Sachs is the quality and dedication of its people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees worldwide.

      Instilling the Goldman Sachs culture in all employees is a continuous process, in which training plays an important part. All employees are offered the opportunity to participate in education and periodic seminars that we sponsor at various locations throughout the world. Another important part of instilling the Goldman Sachs culture is our employee review process. Employees are reviewed by supervisors, co-workers and employees they supervise in a 360-degree review process that is integral to our team approach.

      As of November 1999, we had 15,361 employees, which excludes employees of Goldman Sachs’ two property management subsidiaries. Substantially all of the costs of these property management employees are reimbursed to Goldman Sachs by the real estate investment funds to which these subsidiaries provide property management services.

Competition

      The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. Our competitors are other brokers and dealers, investment banking firms, insurance companies, investment advisors, mutual funds, hedge funds, commercial banks and merchant banks. We compete with some of our competitors globally and with others on a regional, product or niche basis. Our competition is based on a number of factors, including transaction execution, our products and services, innovation, reputation and price.

      We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

      In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses.

      Recently enacted federal financial modernization legislation significantly expands the activities permissible for firms affiliated with a U.S. bank. The legislation, among other things, enables U.S. banks and insurance firms to affiliate, facilitates affiliations between U.S. banks and securities firms, and expands the permissible principal investing activities of U.S. banking organizations. This legislation may further accelerate consolidation and increase competition in the financial services industry and will enable banking organizations to compete more effectively across a broad range of activities.

      The trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions.

      We believe that some of our most significant challenges and opportunities will arise outside the United States. In order to take advantage of these opportunities, we will have to compete successfully with financial institutions based in important non-U.S. markets, particularly in Europe. Some of these institutions are larger and better capitalized, and have a stronger local presence and a longer operating history in these markets.

      We have experienced intense price competition in some of our businesses in recent years. For example, equity and debt underwriting discounts have been under pressure for a number of years and the ability to execute trades electronically, through the Internet and through other alternative trading systems may increase the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue and probably accelerate. Similarly, underwriting spreads in certain privatizations have been subject to considerable pressure. We believe that we may experience pricing pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices.

Regulation

      Goldman Sachs, as a participant in the securities and commodity futures and options industries, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. They are not, however, charged with protecting the interests of Goldman Sachs’ shareholders or creditors. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Goldman, Sachs & Co. is registered as a broker-dealer and as an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as the Chicago Board of Trade, the NYSE and the NASD, adopt rules and examine broker-dealers such as Goldman, Sachs & Co. In addition, state securities and other regulators also have regulatory or oversight authority over Goldman, Sachs & Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices.

      Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the mode of operation and profitability of Goldman Sachs.

      The U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, our subsidiaries have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities, none of which has had a material adverse effect on us or our businesses.

      The commodity futures and options industry in the United States is subject to regulation under the Commodity Exchange Act, as amended. The Commodity Futures Trading Commission is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. Goldman, Sachs & Co. is registered with the Commodity Futures Trading Commission as a futures commission merchant, commodity pool operator and commodity trading advisor.

      As a registered broker-dealer and member of various self-regulatory organizations, Goldman, Sachs & Co. is subject to the SEC’s uniform net capital rule, Rule 15c3-1. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that part of its assets be kept in relatively liquid form. Goldman, Sachs & Co. is also subject to the net capital requirements of the Commodity Futures Trading Commission and various securities and commodity exchanges. See Note 12 to the consolidated financial statements incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K.

      The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

      In January 1999, the SEC adopted revisions to its uniform net capital rule and related regulations that permit the registration of over-the-counter derivatives dealers as broker-dealers. An over-the-counter derivatives dealer can, upon adoption of a risk management framework in accordance with the new rules, utilize a capital requirement based upon proprietary models for estimating market risk exposures. We have established Goldman Sachs Financial Markets, L.P. and registered this company with the SEC as an over-the-counter derivatives dealer to conduct in a more capital-efficient manner certain over-the-counter derivative businesses previously conducted in other affiliates.

      Goldman Sachs is an active participant in the international fixed income and equity markets. Many of our affiliates that participate in those markets are subject to comprehensive regulations that include some form of capital adequacy rule and other customer protection rules. Goldman Sachs provides investment services in and from the United Kingdom under a regulatory regime that is undergoing comprehensive restructuring aimed at implementing the Financial Services Authority as the United Kingdom’s unified financial services regulator. The relevant Goldman Sachs entities in London are at present regulated by the Securities and Futures Authority Limited in respect of their investment banking, individual asset management, brokerage and principal trading activities, and the Investment Management Regulatory Organization in respect of their institutional asset management and fund management activities. Some of these Goldman Sachs entities are also regulated by the London Stock Exchange and other U.K. securities and commodities exchanges of which they are members. It is expected, however, that during 2000, the responsibilities of the Securities and Futures Authority Limited and Investment Management Regulatory Organization will be taken over by the Financial Services Authority. The investment services that are subject to oversight by U.K. regulators are regulated in accordance with European Union directives requiring, among other things, compliance with certain capital adequacy standards, customer protection requirements and conduct of business rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the European Union and are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and Commodity Futures Trading Commission rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such directives and these local requirements can result in certain competitive disadvantages to Goldman Sachs. In addition, the Japanese Ministry of Finance, the Financial Supervisory Agency, the Tokyo Stock Exchange, the Tokyo International Financial Futures Exchange and the Japan Securities Dealers Association in Japan, the Securities and Futures Commission in Hong Kong,

the Bundesbank in Germany, as well as French and Swiss banking authorities, among others, regulate various of our subsidiaries and also have capital standards and other requirements comparable to the rules of the SEC.

      Compliance with net capital requirements of these and other regulators could limit those operations of our subsidiaries that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to repay debt or pay dividends on our common stock.

Certain Factors That May Affect Our Business

      As an investment banking and securities firm, our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. The financial markets in the United States and elsewhere have achieved record or near record levels, and the favorable business environment in which we operate will not continue indefinitely. In the event of a change in market conditions, our businesses could be adversely affected in many ways, including the following:

•	We generally maintain large trading and investment positions, including merchant banking investments, in the fixed income, currency, commodity and equity markets, and in real estate and other assets, and we may incur significant losses if market fluctuations or volatility adversely affect the value of these positions.

•	Unfavorable financial or economic conditions would likely reduce the number and size of transactions in which we provide underwriting, mergers and acquisitions advisory, and other services, and could thereby adversely affect our results of operations.

•	A market downturn would likely lead to a decline in the volume of transactions that we execute for our customers and, therefore, to a decline in the revenues we receive from commissions and spreads. A market downturn could also result in a decline in the fees we earn for managing assets. Moreover, even in the absence of a market downturn, below-market performance by our mutual funds could result in a decline in assets under management and therefore in the fees we receive.

•	Concentration of risk in the past has increased the losses that we have incurred in our arbitrage, market-making, block trading, underwriting and lending businesses and may continue to do so in the future. In particular, in the case of block trading, we expect the trend toward an increase in the number and size of trades we execute to continue.

•	A prolonged market downturn could impair our operating results for a long period of time. In such a downturn, our revenues may decline and, if we were unable to reduce expenses at the same pace, our profit margins would erode.

      If any of the variety of instruments and strategies we utilize to hedge or otherwise manage our exposure to various types of risk are not effective, we may incur losses. Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated. Some of our methods of managing risk are based upon our use of observed historical market behavior. As a result, these methods may not predict future risk exposures, which could be significantly greater than the historical measures indicate. Other risk management methods depend upon evaluation of information regarding markets, clients or other matters. This information may not in all cases be accurate, complete, up-to-date or properly evaluated.

      The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation and price. We believe that we may experience pricing pressures in the future as some of our competitors seek to obtain market share by reducing prices. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. Recent financial services legislation, which significantly expands the activities permissible for firms affiliated with a U.S. bank, may accelerate this consolidation and further increase competition. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions.

      Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. Our continued ability to compete effectively in our businesses depends on our ability to attract new employees and to retain and motivate our existing employees. The steps we have taken to encourage the continued service of our employees since our conversion to corporate form may not be effective.

      Liquidity, i.e., ready access to funds, is essential to our businesses. Our liquidity could be impaired by an inability to access the long-term or short-term debt capital markets, an inability to access the repurchase and securities lending markets, or an impairment of our ability to sell assets. Our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. In addition, a reduction in our credit ratings could adversely affect our liquidity and competitive position and increase our borrowing costs.

      We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. The amount and duration of our credit exposures have been increasing over the past several years. In addition, we have also experienced, due to competitive factors, pressure to extend credit against less liquid collateral and price more aggressively the credit risks that we take. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

      Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

      Substantial legal liability or a significant regulatory action against Goldman Sachs could have a material adverse financial effect or cause significant reputational harm to Goldman Sachs, which in turn could seriously harm our business prospects. We face significant legal risks in our businesses and the volume and amount of damages claimed in litigation against financial intermediaries are increasing. In addition, we would expect legal claims by customers and clients to increase in a market downturn.

      Goldman Sachs, as a participant in the financial services industry, is subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business. Among other things, we could be fined or prohibited from engaging in some of our business activities. New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may also adversely affect our businesses.

      There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

      We believe that some of our most significant challenges and opportunities will arise outside the United States. In order to take advantage of these opportunities, we will have to compete successfully with financial institutions based in important non-U.S. markets, particularly in Europe. Some of these institutions are larger and better capitalized, and have a stronger local presence and a longer operating history in these markets.

      In conducting our businesses in major markets around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in other countries, including risks of possible nationalization, expropriation, price controls, exchange controls and other restrictive governmental actions. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the risk that transactions we structure might not be legally enforceable in all cases.

      In the last several years, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies and low or negative growth rates in their economies. The possible effects of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally. As we expand our businesses in emerging and other markets, our exposure to these risks will increase.

      Securities and futures transactions are now being conducted through the Internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. A dramatic increase in computer-based or other electronic trading may adversely affect our commission and trading revenues, reduce our participation in the trading markets and associated access to market information and lead to the creation of new and stronger competitors.

Item 2.  Properties

      Our principal executive offices are located at 85 Broad Street, New York, New York, and comprise approximately 969,000 square feet of leased space, pursuant to a lease agreement expiring in June 2008 (with an option to renew for up to 20 additional years). We also occupy over 500,000 square feet at each of 1 New York Plaza and 10 Hanover Square in New York, New York, pursuant to lease agreements expiring in September 2004 (with an option to renew for ten years) and June 2018, respectively. Additionally, we have a 15-year lease for approximately 605,000 square feet at 180 Maiden Lane in New York, New York, that expires in March 2014. In total, we lease over 3.6 million square feet in the New York area. We have additional offices in the United States and elsewhere in the Americas. Together, these offices comprise approximately 680,000 square feet of leased space.

      In the first quarter of 2000, we executed a contract to purchase approximately six acres of unimproved land in Jersey City, New Jersey. We expect to develop this land to complement our offices in lower Manhattan. The initial phase of development is expected to include approximately 1.4 million usable square feet of office space, with occupancy planned for early 2003.

      We also have offices in Europe, Asia, Africa and Australia. In Europe, we have offices that totaled approximately 788,000 square feet as of the end of January 2000. Our largest presence in Europe is in London, where we leased approximately 609,000 square feet through various leases as of the end of January 2000, with the principal one for Peterborough Court expiring in 2016. An additional 453,000 square feet of leased space in London is expected to be occupied during 2000 and 2001.

      In Asia, we have offices that total approximately 563,000 square feet. Our largest offices in this region are in Tokyo and Hong Kong. In Tokyo, we currently lease approximately 234,000 square feet under renewable leases with current terms extending, in some cases, to June 2005. In Hong Kong, we currently lease approximately 222,000 square feet under a lease that expires in 2012. There are significant expansion efforts underway in Tokyo and Singapore.

      Our space requirements have increased significantly over the last several years. Currently, Goldman Sachs is at or near capacity at most of its locations. As a result, we have been actively leasing additional space to support our anticipated growth. Based on our progress to date, we believe that we will be able to acquire additional space to meet our anticipated needs.

Item 3.  Legal Proceedings

      We are involved in a number of judicial, regulatory and arbitration proceedings (including those described below) concerning matters arising in connection with the conduct of our businesses. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

  MobileMedia Securities Litigation

      Goldman, Sachs & Co. has been named as a defendant in a purported class action lawsuit commenced on December 6, 1996 and pending in the U.S. District Court for the District of New Jersey. This lawsuit was brought on behalf of purchasers of common stock of MobileMedia Corporation in an underwritten offering in 1995 and purchasers of senior subordinated notes of MobileMedia Communications Inc. in a concurrent underwritten offering. Defendants are MobileMedia Corporation, certain of its officers and directors, and the lead underwriters, including Goldman, Sachs & Co. MobileMedia Corporation is currently reorganizing in bankruptcy.

      Goldman, Sachs & Co. underwrote 2,242,500 shares of common stock, for a total price of approximately $53 million, and Goldman Sachs International underwrote 718,750 shares, for a total price of approximately $17 million. Goldman, Sachs & Co. underwrote approximately $38 million in principal amount of the senior subordinated notes.

      The consolidated class action complaint alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory and/or rescissory damages. In light of MobileMedia Corporation’s bankruptcy, the action against it has been stayed. Defendants’ motion to dismiss was denied in October 1998.

      The parties have entered into a stipulation of settlement, which was approved by the court on February 7, 2000, but the time to appeal has yet to expire.

  Antitrust Matters

      Goldman, Sachs & Co. is one of numerous financial services companies that have been named as defendants in certain purported class actions brought in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in conspiracies in violation of federal antitrust laws in connection with these offerings. The plaintiffs in each instance seek treble damages as well as injunctive relief. One of the actions, which was commenced on August 21, 1998, alleges that the defendants have conspired to discourage or restrict the resale of securities for a period after the offerings, including by imposing “penalty bids”. Defendants moved to dismiss the complaint in November 1998. The plaintiffs amended their complaint in February 1999, modifying their claims in various ways, including limiting the proposed class to retail purchasers of public offerings. On May 7, 1999, the defendants moved to dismiss the amended complaint.

      Several other actions were commenced, beginning on November 3, 1998, that allege that the defendants, many of whom are also named in the other action discussed above, have conspired to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings. On March 15, 1999, the plaintiffs filed a consolidated amended complaint. The defendants moved to dismiss the consolidated amended complaint on April 29, 1999.

      Goldman, Sachs & Co. received a Civil Investigative Demand on April 29, 1999 from the U.S. Department of Justice requesting information with respect to its investigation of an alleged conspiracy among securities underwriters to fix underwriting fees.

      Hull Trading Co. L.L.C., an affiliate of The Goldman Sachs Group, Inc., is one of numerous market makers in listed equity options which have been named as defendants, together with five national securities exchanges, in a purported class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who purchased or sold listed equity options. The consolidated class action complaint, filed on October 4, 1999 (which consolidated certain previously pending actions and added Hull Trading Co. L.L.C. and other market makers as defendants), generally alleges that the defendants engaged in a conspiracy to preclude the multiple listing of certain equity options on the exchanges and seeks treble damages under the antitrust laws as well as injunctive relief. On January 28, 2000, the defendants moved to dismiss the consolidated class action complaint.

  Rockefeller Center Properties, Inc. Litigation

      Several former shareholders of Rockefeller Center Properties, Inc. brought purported class actions in the U.S. District Court for the District of Delaware and the Delaware Court of Chancery arising from the acquisition of Rockefeller Center Properties, Inc. by an investor group in July 1996. The defendants in the actions include, among others, Goldman, Sachs & Co., Whitehall Real Estate Partnership V, a fund advised by Goldman, Sachs & Co., a Goldman, Sachs & Co. managing director and other members of the investor group. The federal court actions, which have since been consolidated, were filed beginning on November 15, 1996, and the state court action was filed on May 29, 1998.

      The complaints generally allege that the proxy statement disseminated to former Rockefeller Center Properties, Inc. stockholders in connection with the transaction was deficient, in violation of the disclosure requirements of the federal securities laws. The plaintiffs are seeking, among other things, unspecified damages, rescission of the acquisition, and/or disgorgement.

      In a series of decisions, the federal district court granted summary judgment dismissing all the claims in the federal action. The plaintiffs appealed those rulings.

      On July 19, 1999, the U.S. Court of Appeals for the Third Circuit rendered its decision affirming in part and vacating in part the lower court’s entry of summary judgment dismissing the action. With respect to the claim as to which summary judgment was vacated, the appellate court held that the district court had committed a procedural error in converting the defendants’ motion to dismiss into a motion for summary judgment and remanded for the district court to reconsider that claim under appropriate standards applicable to motions to dismiss. Plaintiffs have since sought leave to amend the complaint as to the remanded claim. The defendants have moved to dismiss the remanded claim and are opposing the plaintiffs’ motion to amend it further.

      The state action has been stayed pending disposition of the federal action.

  Reichhold Chemicals Litigation

      Reichhold Chemicals, Inc. and Reichhold Norway ASA brought a claim on March 30, 1998 in the Commercial Court in London against Goldman Sachs International in relation to the plaintiffs’ 1997 purchase of the polymer division of one of Goldman Sachs International’s Norwegian clients, Jotun A/S. The plaintiffs claim that they overpaid by $40 million based upon misrepresentations concerning the financial performance of the polymer division.

      In November 1998, the Commercial Court granted Goldman Sachs International’s application for a stay of the action pending the outcome of arbitration proceedings between Reichhold Chemicals, Inc. and Reichhold Norway ASA, on the one hand, and Jotun A/S in Norway, on the other. That stay order was upheld by an appellate court on June 28, 1999.

  Matters Relating to Municipal Securities

      Goldman, Sachs & Co., together with a number of other firms active in the municipal securities area, has received requests beginning in June 1995 for information from the SEC and certain other federal and state agencies and authorities with respect to the pricing of escrow securities sold by Goldman, Sachs & Co. to certain municipal bond issuers in connection with the advanced refunding of municipal securities. Goldman, Sachs & Co. understands that certain municipal bond issuers to which Goldman, Sachs & Co. sold escrow securities have also received such inquiries.

      There have been published reports that an action under the Federal False Claims Act was filed in February 1995 alleging unlawful and undisclosed overcharges in certain advance refunding transactions by a private plaintiff on behalf of the United States and that Goldman, Sachs & Co., together with a number of other firms, is a named defendant in that action. The complaint was reportedly filed under seal while the government determines whether it will pursue the claims directly.

      Goldman, Sachs & Co. is also one of many municipal underwriting firms that have been named as defendants in a purported class action brought on November 24, 1998 in the U.S. District Court for the Middle District of Florida by the Clerk of Collier County, Florida on behalf of municipal issuers which purchased escrow securities since October 1986 in connection with advance refundings. The amended complaint alleges that the securities were excessively “marked up” in violation of the Investment Advisers Act and Florida law, and that the defendants violated the federal antitrust laws in connection with the prices at which escrow securities were sold to municipal issuers. The complaint seeks to recover the difference between the actual and alleged “fair” prices of the escrow securities and to treble the alleged damages with respect to the antitrust claim. On October 29, 1999, the defendants moved to dismiss the complaint.

  AMF Securities Litigation

      The Goldman Sachs Group, L.P., Goldman, Sachs & Co. and a Goldman, Sachs & Co. managing director have been named as defendants in several purported class action lawsuits beginning on April 27, 1999 in the U.S. District Court for the Southern District of New York. The lawsuits, which have been consolidated, were brought on behalf of purchasers of stock of AMF Bowling, Inc. in an underwritten initial public offering of 15,525,000 shares of common stock in November 1997 at a price of $19.50 per share. Defendants are AMF Bowling, Inc., certain officers and directors of AMF Bowling, Inc. (including the Goldman, Sachs & Co. managing director), and the lead underwriters of the offering (including Goldman, Sachs & Co.). The consolidated amended complaint alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages and/or rescission. The complaint asserts that The Goldman Sachs Group, L.P. and the Goldman, Sachs & Co. managing director are liable as controlling persons under the federal securities laws because certain funds managed by Goldman Sachs owned a majority of the outstanding common stock of AMF Bowling, Inc. and the managing director served as its chairman at the time of the offering. On December 22, 1999, the defendants moved to dismiss the complaint.

  Iridium Securities Litigation

      Goldman, Sachs & Co. has been named as a defendant in two purported class action lawsuits commenced, beginning on May 26, 1999, in the U.S. District Court for the District of Columbia. These lawsuits were brought on behalf of purchasers of Class A common stock of Iridium World Communications, Ltd. in a January 1999 underwritten secondary offering of 7,500,000 shares of Class A common stock at a price of $33.40 per share, as well as in the secondary market. The defendants in the actions include Iridium, certain of its officers and directors, Motorola, Inc. (an investor in Iridium) and the lead underwriters in the offering, including Goldman, Sachs & Co.

      The complaints in both actions allege violations of the disclosure requirements of the federal securities laws and seek compensatory and/or rescissory damages. Goldman, Sachs & Co. underwrote 996,500 shares of common stock and Goldman Sachs International underwrote 320,625 shares of common stock for a total offering price of approximately $44 million.

      On August 13, 1999, Iridium World Communications, Ltd. filed for protection under the U.S. bankruptcy laws.

  HUD Litigation

      In September 1999, Goldman, Sachs & Co. was notified by the civil division of the United States Attorney’s Office for the District of Columbia that it is a named defendant, along with other unidentified entities, in a civil action brought by a private party in the U.S. District Court for the District of Columbia under the qui tam provisions of the federal False Claims Act in connection with certain auctions of competitive loans on behalf of the U.S. Department of Housing and Urban Development. Goldman, Sachs & Co. has not been provided with the complaint, which has been filed under seal, but has been informed that the complaint alleges, among other things, that (i) Goldman, Sachs & Co. and its bidding partners improperly directed approximately $4.7 billion of government-owned notes for prices below that which would have been obtained in full and fair competition, (ii) the U.S. Department of Housing and Urban Development’s financial advisor in connection with such auctions provided Goldman, Sachs & Co. and its bidding partners with information not available to competing bidders relating to the details of competing bids, the value of the assets being sold and the structure of the sales, and (iii) in one instance, Goldman, Sachs & Co. and its bidding partners were awarded assets despite not being the highest bidder. Pursuant to the False Claims Act, the complaint remains under seal pending the government’s investigation and consideration as to whether to intervene in the action. The complaint does not state a monetary amount of damages. Under the False Claims Act, any damage award could be trebled.

Item 4.  Matters Submitted to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 26, 1999.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.

      Set forth below are the name, age, present title, principal occupation, and certain biographical information for the past five years for our executive officers, all of whom have been appointed by and serve at the pleasure of our board of directors.

     Henry M. Paulson, Jr., 53

      Mr. Paulson has been a director of The Goldman Sachs Group, Inc. since August 1998, and has been its Chairman and Chief Executive Officer since May 1999. He was Co-Chairman and Chief Executive Officer or Co-Chief Executive Officer of The Goldman Sachs Group, L.P. from June 1998 to May 1999 and served as Chief Operating Officer from December 1994 to June 1998. From December 1990 to November 1994, he was Co-Head of Investment Banking. Mr. Paulson is a member of the Board of Directors of the New York Stock Exchange. He is also Chairman of the Board of Directors of the Peregrine Fund, Inc. and Co-Chairman of the Asia/Pacific Council of The Nature Conservancy. Mr. Paulson also serves on the Advisory Board of the J.L. Kellogg Graduate School of Management at Northwestern University, is a member of the Board of Directors of the Associates of Harvard Business School and is Chairman of the Advisory Board of the Tsinghua University School of Economics and Management.

     Robert J. Hurst, 54

      Mr. Hurst has been a director of The Goldman Sachs Group, Inc. since August 1998, and has been its Vice Chairman since May 1999. He was Vice Chairman of The Goldman Sachs Group, L.P. from February 1997 to May 1999 and served as Head or Co-Head of Investment Banking from December 1990 to November 1999. He is also a director of VF Corporation and IDB Holding Corporation Ltd. Mr. Hurst is a member of the Board of Overseers of the Wharton School. He is also a member of the Council on Foreign Relations and a member of the Committee for Economic Development. He is Chairman of the Board of the Jewish Museum and a Trustee and Vice President of the Whitney Museum of American Art.

     John A. Thain, 44

      Mr. Thain has been a director of The Goldman Sachs Group, Inc. since August 1998, and has been its President and Co-Chief Operating Officer since May 1999. He was President of The Goldman Sachs Group, L.P. from March 1999 to May 1999 and Co-Chief Operating Officer from January 1999 to May 1999. From December 1994 to March 1999, he served as Chief Financial Officer and Head of Operations, Technology and Finance, the predecessor to the current Operations, Finance & Resources and Information Technology divisions. From July 1995 to September 1997, he was also Co-Chief Executive Officer for European Operations. In 1990, Mr. Thain transferred from the Fixed Income Division, where he established and served as Co-Head of the Mortgage Securities Department, to Operations, Technology and Finance to assume responsibility for Controllers and Treasury. Mr. Thain is also a member of the Federal Reserve Bank of New York’s International Capital Markets Advisory Committee, a member of the INSEAD — U.S. National Advisory Board, and a member of the Dean’s Advisory Council — MIT/Sloan School of Management.

     John L. Thornton, 46

      Mr. Thornton has been a director of The Goldman Sachs Group, Inc. since August 1998, and has been its President and Co-Chief Operating Officer since May 1999. He was President of The Goldman Sachs Group, L.P. from March 1999 to May 1999 and Co-Chief Operating Officer from January 1999 to May 1999. From August 1998 until January 1999, he had oversight responsibility for International Operations. From September 1996 until August 1998, he was Chairman, Goldman Sachs — Asia, in addition to his senior strategic responsibilities in Europe. From July 1995 to September 1997, he was Co-Chief Executive Officer for European Operations. From 1994 to 1995, he was Co-Head of Investment Banking in Europe and from 1992 to 1994 was

Head of European Investment Banking Services. Mr. Thornton is also a director of the Ford Motor Company, BSkyB PLC, Laura Ashley Holdings PLC and the Pacific Century Group, Inc. In addition, he is a member of the Council on Foreign Relations, the Hotchkiss School Board of Trustees, the Asia Society Board of Trustees, the Yale University Investment Committee and the Advisory Board of the Yale School of Management.

     Robert J. Katz, 52

      Mr. Katz has been General Counsel, Secretary to the Board of Directors and an Executive Vice President of The Goldman Sachs Group, Inc. since May 1999. He was General Counsel of The Goldman Sachs Group, L.P. or its predecessor from 1988 to May 1999. From 1980 to 1988, Mr. Katz was a partner in Sullivan & Cromwell. Mr. Katz is Chairman-elect of the Board of Trustees of Horace Mann School, a member of the University Council and of the College of Arts and Sciences, Advisory Council of Cornell University, a Trustee of Prep for Prep, a Trustee emeritus of the Allen-Stevenson School and a member of the National Campaign Board of the Shoah Foundation.

     Gregory K. Palm, 51

      Mr. Palm has been General Counsel and an Executive Vice President of The Goldman Sachs Group, Inc. since May 1999. He was General Counsel of The Goldman Sachs Group, L.P. from 1992 to May 1999. He has senior oversight responsibility for Legal, Compliance and Management Controls, and is Co-Chairman of the Global Compliance and Control Committee. Mr. Palm also is a member of the American Law Institute and the Legal Advisory Committee of the New York Stock Exchange. From 1982 to 1992, Mr. Palm was a partner in Sullivan & Cromwell.

     Leslie C. Tortora, 43

      Ms. Tortora has been Chief Information Officer and an Executive Vice President of The Goldman Sachs Group, Inc. since May 1999 and has been Head of Information Technology since March 1999. She was Chief Information Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. She headed Goldman Sachs’ global technology efforts from 1994 to March 1999. Prior to joining Goldman Sachs in 1994, she was a director of Technical Services at General Electric Company.

     David A. Viniar, 44

      Mr. Viniar has been Chief Financial Officer and an Executive Vice President of The Goldman Sachs Group, Inc. since May 1999 and has been Co-Head of Operations, Finance and Resources since March 1999. He was Chief Financial Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. From July 1998 until March 1999, he was Deputy Chief Financial Officer and from 1994 until July 1998, he was Head of Finance, with responsibility for Controllers and Treasury. From 1992 to 1994, Mr. Viniar was Head of Treasury and immediately prior to then was in the Structured Finance Department of Investment Banking. Mr. Viniar is a member of the Board of Trustees of Children’s Aid and Family Services, and serves on the Board of Trustees of Union College.

     Barry L. Zubrow, 46

      Mr. Zubrow has been Chief Administrative Officer and an Executive Vice President of The Goldman Sachs Group, Inc. since May 1999 and has been Co-Head of Operations, Finance and Resources since March 1999. He was Chief Administrative Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. From 1994 until then, he was chief credit officer and Head of the Credit Department. From 1992 to 1994, Mr. Zubrow was Head of the Midwest Group in the Corporate Finance Department of Investment Banking. Mr. Zubrow is a Vice-Chairman of the Board of Managers of Haverford College. He is also a member of the Board of Directors of the Juvenile Law Center and a member of the Visiting Committee of The Law School of the University of Chicago.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Information relating to the principal market in which our common stock is traded and the high and low sales prices per share for each full quarterly period since the common stock commenced trading on the New York Stock Exchange on May 4, 1999 is set forth under the caption “Stock Price Range” on page 74 of the 1999 Annual Report to Shareholders, which is incorporated by reference in Item 8 of this Annual Report on Form 10-K. As of January 17, 2000, there were approximately 591 holders of record of our common stock. There is no established public trading market for our nonvoting common stock.

      During fiscal 1999, dividends of $0.12 per share of common stock and nonvoting common stock were declared on June 23, 1999 and September 20, 1999. The holders of our common stock and nonvoting common stock share proportionately on a per share basis in all dividends and other distributions declared by our board of directors.

      The declaration of dividends by Goldman Sachs is subject to the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our board of directors may deem relevant. See “Business — Regulation” in Item 1 of this Annual Report on Form 10-K for a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries.

      On September 24, 1999, we issued 4,024,637 shares of common stock in connection with our acquisition of The Hull Group. These shares were issued in a transaction not involving a public offering in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering (with the recipients representing their intentions to acquire the shares for their own accounts and not with a view to the distribution thereof and acknowledging that the shares were issued in a transaction not registered under the Securities Act of 1933).

Item 6.  Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto on pages 47 to 73 of the 1999 Annual Report to Shareholders.

SELECTED CONSOLIDATED FINANCIAL DATA

	As of or for Year Ended November

	1999		1998	1997	1996	1995

	($ and share amounts in millions, except per share amounts)

Income Statement Data

Total revenues	$25,363		$22,478	$20,433	$17,289	$14,324

Interest expense	12,018		13,958	12,986	11,160	9,841

Net revenues	13,345		8,520	7,447	6,129	4,483

Compensation and benefits(1)	6,459		3,838	3,097	2,421	2,005

Other operating expenses	4,894	(6)	1,761	1,336	1,102	1,110

Pre-tax earnings(1)	$1,992	(6)	$2,921	$3,014	$2,606	$1,368

Balance Sheet Data

Total assets(2)	$250,491		$217,380	$178,401	$152,046	$100,066

Long-term borrowings	20,952		19,906	15,667	12,376	13,358

Total liabilities(2)	240,346		210,996	171,864	145,753	94,686

Partners’ capital	—		6,310	6,107	5,309	4,905

Stockholders’ equity	10,145		—	—	—	—

Common Share Data
Earnings per share

Basic	$5.69		—	—	—	—

Diluted	5.57		—	—	—	—
Average common shares outstanding

Basic	476

Diluted	486		—	—	—	—

Dividends per share (paid)(3)	$0.24

Book value per share	20.94		—	—	—	—

Pro Forma Data (unaudited)(4)

Pro forma net earnings	$2,550		—	—	—	—

Pro forma diluted earnings per share	5.27		—	—	—	—

Pro forma diluted shares	484		—	—	—	—

Selected Data (unaudited)
Employees

United States	9,746		8,349	6,879	5,818	5,356

International	5,615		4,684	3,743	3,159	2,803

Total employees(5)	15,361		13,033	10,622	8,977	8,159

Assets under supervision

Assets under management	$258,045		$194,821	$135,929	$94,599	$52,358

Other client assets	227,424		142,018	102,033	76,892	57,716

Total assets under supervision	$485,469		$336,839	$237,962	$171,491	$110,074

(1)	Our pre-tax earnings in 1999 reflect payments for services rendered by managing directors who, prior to our conversion to corporate form, were profit participating limited partners. In prior years, these payments were accounted for as distributions of partners’ capital rather than as compensation and benefits expense. As a result, these payments are not reflected in operating expenses in 1998, 1997, 1996 or 1995 and, therefore, the pre-tax earnings in these years are not comparable to 1999.

(2)	Total assets and liabilities were increased as of November 1999 and November 1998 as a result of certain provisions of Statement of Financial Accounting Standards No. 125.

(3)	Represents two quarterly dividends of $0.12 per common share each.

(4)	Reflects such adjustments as are necessary, in the opinion of management, for a fair presentation of the results of operations and average diluted common shares outstanding of Goldman Sachs on a pro forma basis. For more detailed information concerning these adjustments, see “Management’s Discussion and Analysis — Results of Operations — Pro Forma Operating Results” in the 1999 Annual Report to Shareholders, which is incorporated by reference in Item 7 of this Annual Report on Form 10-K.

(5)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these subsidiaries provide property management services.

(6)	Reflects nonrecurring expenses of $2.26 billion associated with our conversion to corporate form and the charitable contribution to The Goldman Sachs Foundation of $200 million made at the time of our initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Management’s Discussion and Analysis” on pages 24 to 45 of the 1999 Annual Report to Shareholders and is incorporated herein by reference. All of such information should be read in conjunction with the consolidated financial statements and the notes thereto, which are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      Quantitative and qualitative disclosure about market risk is set forth on pages 39 to 45 of the 1999 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis — Risk Management” and on pages 55 to 58 of such Annual Report in Note 3 to the consolidated financial statements, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The consolidated financial statements of the Registrant and its subsidiaries, together with the notes thereto and the Report of Independent Accountants thereon, are contained in the 1999 Annual Report to Shareholders on pages 46 to 73, and are incorporated herein by reference. In addition, the information on page 74 of the 1999 Annual Report to Shareholders under the caption “Supplemental Financial Information — Quarterly Results” is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information relating to directors of the Registrant is set forth under the caption “Election of Directors” on pages 4 to 6 of the Registrant’s Proxy Statement for its 2000 Annual Meeting of Shareholders (the “2000 Proxy Statement”) and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” on page 18 of the 2000 Proxy Statement.

Item 11.  Executive Compensation

      Information relating to the Registrant’s executive officer and director compensation is set forth under the captions “Election of Directors — Employment Contracts and Change of Control Arrangements”, “— Director Compensation” and “— Executive Compensation” on pages 6 to 9 of the 2000 Proxy Statement and all such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information relating to security ownership of certain beneficial owners of the Registrant’s common stock is set forth under the caption “Beneficial Owners of More Than Five Percent” on page 16 of the 2000 Proxy Statement and information relating to the security ownership of the Registrant’s management is set forth under the caption “Beneficial Ownership of Directors and Executive Officers” on pages 15 to 16 of the 2000 Proxy Statement and all such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” on page 17 of the 2000 Proxy Statement and such information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a)  Documents filed as part of this Report:

      1.  Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof and incorporated herein by reference to the corresponding page number in the 1999 Annual Report to Shareholders.

      2.  Financial Statement Schedule

The financial statement schedule required in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-3 through F-6 hereof.

      3.  Exhibits

2.1	Plan of Incorporation.*
2.2	Agreement and Plan of Merger of The Goldman Sachs Corporation into The Goldman Sachs Group, Inc.**
2.3	Agreement and Plan of Merger of The Goldman Sachs Group, L.P. into The Goldman Sachs Group, Inc.**

3.1	Amended and Restated Certificate of Incorporation of The Goldman Sachs Group, Inc.**
3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc.**
4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
10.1	Lease, dated June 11, 1985, between Metropolitan Life Insurance Company and Goldman, Sachs & Co.*
10.2	Lease, dated April 5, 1994, between The Chase Manhattan Bank (National Association) and The Goldman Sachs Group, L.P., as amended.*
10.3	Lease, dated as of August 22, 1997, between Ten Hanover LLC and The Goldman Sachs Group, L.P.*
10.4	Lease, dated as of July 16, 1998, between TCC Acquisition Corp. and The Goldman Sachs Group, L.P.*
10.5	Agreement for Lease, dated April 2, 1998, among (i) JC No. 3 (UK) Limited and Fleet Street Square Management Limited trading as Fleet Street Partnership, (ii) Goldman Sachs International, (iii) Restamove Limited, (iv) The Goldman Sachs Group, L.P. and (v) Itochu Corporation.*
10.6	Annexure 1 to Agreement for Lease, dated April 2, 1998, among (i) JC No. 3 (UK) Limited and Fleet Street Square Management Limited trading as Fleet Street Partnership, (ii) Goldman Sachs International, (iii) Restamove Limited, (iv) The Goldman Sachs Group, L.P. and (v) Itochu Corporation (Form of Occupational Lease among (i) JC No. 3 (UK) Limited and Fleet Street Square Management Limited trading as Fleet Street Partnership, (ii) Goldman Sachs International and (iii) The Goldman Sachs Group, L.P.).*
10.7	Agreement relating to Developer’s Fit Out Works to be carried out at 120 Fleet Street, London, dated April 2, 1998, among (i) JC No. 3 (UK) Limited and Fleet Street Square Management Limited, (ii) Goldman Sachs Property Management, (iii) Itochu Corporation and (iv) The Goldman Sachs Group, L.P.*
10.8	Agreement relating to One Carter Lane, London EC4, dated March 25, 1998, among Britel Fund Trustees Limited, Goldman Sachs International, The Goldman Sachs Group, L.P., English Property Corporation plc and MEPC plc.*
10.9	Fit Out Works Agreement relating to One Carter Lane, London EC4, dated March 25, 1998, among Britel Fund Trustees Limited, Goldman Sachs International, Goldman Sachs Property Management, The Goldman Sachs Group, L.P., English Property Corporation plc and MEPC plc.*
10.10	Underlease of premises known as One Carter Lane, London EC4, dated September 9, 1998, among Britel Fund Trustees Limited, Goldman Sachs International and The Goldman Sachs Group, L.P.*
10.11	Lease, dated March 5, 1994, among Shine Hill Development Limited, Shine Belt Limited, Fair Page Limited, Panhy Limited, Maple Court Limited and Goldman Sachs (Asia) Finance, as amended.*
10.12	Guarantee, dated November 17, 1993, between Shine Hill Development Limited and The Goldman Sachs Group, L.P.*
10.13	Agreement for Lease, dated November 29, 1998, between Turbo Top Limited and Goldman Sachs (Asia) Finance.*
10.14	Summary of Tokyo Leases.*
10.15	The Goldman Sachs 1999 Stock Incentive Plan.**+
10.16	The Goldman Sachs Defined Contribution Plan.**
10.17	Letter Agreement with Mr. John L. Weinberg.*+

10.18	The Goldman Sachs Partner Compensation Plan.**+
10.19	Form of Employment Agreement.**+
10.20	Form of Agreement Relating to Noncompetition and Other Covenants.**+
10.21	Form of Pledge Agreement.**+
10.22	Form of Award Agreement (Formula RSUs).**
10.23	Form of Award Agreement (Discretionary RSUs).**
10.24	Form of Option Agreement (Discretionary Options).**+
10.25	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties.**
10.26	Form of Shareholders’ Agreement among The Goldman Sachs Group, Inc. and various parties.
10.27	Instrument of Indemnification.**
10.28	Form of Indemnification Agreement.
10.29	Subscription Agreement, dated as of April 24, 1992, among the Trustees of the Estate of Bernice Pauahi Bishop, Pauahi Holdings Corporation, Royal Hawaiian Shopping Center, Inc. and The Goldman Sachs Group, L.P.*
10.30	Subscription Agreement, dated as of November 21, 1994, among the Trustees of the Estate of Bernice Pauahi Bishop, Pauahi Holdings Corporation, Royal Hawaiian Shopping Center, Inc. and The Goldman Sachs Group, L.P.*
10.31	Letter Agreement, dated March 15, 1999, among Kamehameha Activities Association and The Goldman Sachs Group, L.P. (the “Kamehameha Letter Agreement”).*
10.32	Amended and Restated Subscription Agreement, dated March 28, 1989, among The Sumitomo Bank, Limited, Sumitomo Bank Capital Markets, Inc., Goldman, Sachs & Co. and The Goldman Sachs Group, L.P.*
10.33	Letter Agreement, dated March 15, 1999, among The Sumitomo Bank, Limited, Sumitomo Bank Capital Markets, Inc. and The Goldman Sachs Group, L.P. (the “Sumitomo Letter Agreement”).*
10.34	Lease, dated September 24, 1992, from LDT Partners to Goldman Sachs International.*
10.35	Amendment to Kamehameha Letter Agreement (filed as Exhibit 10.31), dated April 30, 1999, among Kamehameha Activities Association, the Trustees of the Estate of Bernice Pauahi Bishop, The Goldman Sachs Group, L.P. and The Goldman Sachs Group, Inc.**
10.36	Amendment to Sumitomo Letter Agreement (filed as Exhibit 10.33), dated April 30, 1999, among The Sumitomo Bank, Limited, Sumitomo Bank Capital Markets, Inc., The Goldman Sachs Group, L.P., The Goldman Sachs Group, Inc. and Goldman, Sachs & Co.**
10.37	Voting Agreement, dated as of April 30, 1999, by and among The Goldman Sachs Group, Inc., on the one hand, and The Trustees of the Estate of Bernice Pauahi Bishop and Kamehameha Activities Association, on the other hand.**+
10.38	Voting Agreement, dated as of April 30, 1999, by and among The Goldman Sachs Group, Inc., on the one hand, and The Sumitomo Bank, Limited and Sumitomo Bank Capital Markets, Inc., on the other hand.**+
10.39	Letter Agreement, dated August 18, 1999, between The Goldman Sachs Group, Inc. and Mr. James A. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 27, 1999).+
10.40	Letter Agreement, dated August 18, 1999, between The Goldman Sachs Group, Inc. and Sir John Browne (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 27, 1999).+

10.41	Letter Agreement, dated November 9, 1999, between The Goldman Sachs Group, Inc. and Mr. John H. Bryan (incorporated by reference to Exhibit 10.42 to the Registrant’s registration statement on Form S-1 (No. 333-90677)).+
10.42	Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit G to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock).
10.43	Supplemental Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit H to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock).
10.44	Form of Indemnification Agreement.
10.45	Letter Agreement, dated January 21, 2000, between The Goldman Sachs Group, Inc. and Dr. Ruth J. Simmons.
11.1	Statement re computation of per share earnings.
12.1	Statement re computation of ratios of earnings to fixed charges.
13	The following portions of the Registrant’s 1999 Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an exhibit:
13.1	“Management’s Discussion and Analysis” (pages 24 to 45).
13.2	Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Accountants thereon (pages 46 to 73).
13.3	“Supplemental Financial Information — Quarterly Results” and “— Stock Price Range” (page 74).
21.1	List of subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on signature page).
27.1	Financial Data Schedule.
99.1	Opinion of PricewaterhouseCoopers LLP with respect to the Selected Financial Data, which is included in Part II, Item 6 hereof.

*	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449).

**	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-75213).

***	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-90677).

+	This exhibit is a management contract or a compensatory plan or arrangement.

      (b)  Reports on Form 8-K:

A Current Report on Form 8-K, dated November 18, 1999, was filed with the Securities and Exchange Commission in connection with the establishment of the date of the Registrant’s 2000 Annual Meeting of Shareholders.

THE GOLDMAN SACHS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 14(a)(1) AND 14(a)(2)

	Page Reference

		1999 Annual
		Report to
	Form 10-K	Shareholders

Consolidated Financial Statements
Report of Independent Accountants		46
Consolidated Statements of Earnings		47
Consolidated Statements of Financial Condition		48
Consolidated Statements of Changes in Stockholders’ Equity and Partners’ Capital		49
Consolidated Statements of Cash Flows		50
Consolidated Statements of Comprehensive Income		51
Notes to Consolidated Financial Statements		52 to 73

Financial Statements Schedule
Schedule I — Condensed Financial Information of Registrant (Parent Company Only)	F-2 to F-6
Report of Independent Accountants	F-2
Condensed Statements of Earnings	F-3
Condensed Statements of Financial Condition	F-4
Condensed Statements of Cash Flows	F-5
Note to Condensed Financial Statements	F-6

      Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:

(i)	Management’s Discussion and Analysis;	24 to 45
(ii)	Supplemental Financial Information — Quarterly Results; and	74
(iii)	Supplemental Financial Information — Stock Price Range.	74

      Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and notes thereto in the 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders,

The Goldman Sachs Group, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated January 21, 2000 appearing in the 1999 Annual Report to Shareholders of The Goldman Sachs Group, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

January 21, 2000.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF EARNINGS (PARENT COMPANY ONLY)

	Year Ended November

	1999	1998	1997

	(in millions)
Revenues

Equity in earnings of subsidiaries	$1,231	$1,780	$2,378

Principal investments	1,139	540	339

Interest income, principally from affiliates	3,305	4,369	2,943

Total revenues	5,675	6,689	5,660

Interest expense	3,338	4,201	2,858

Revenues, net of interest expense	2,337	2,488	2,802

Operating Expenses

Compensation and benefits	251	9	12

Other	109	43	29

Charitable contribution	200	—	—

Total operating expenses	560	52	41

Pre-tax earnings	1,777	2,436	2,761

(Benefit)/provision for taxes	(931)	8	15

Net earnings	$2,708	$2,428	$2,746

The accompanying note is an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION (PARENT COMPANY ONLY)

	As of November

	1999	1998

	(in millions, except
	share and per share
	amounts)
Assets

Cash and cash equivalents	$1	$11

Financial instruments owned, at fair value	3,476	2,147

Receivables from affiliates	41,511	33,562

Subordinated loan receivables from affiliates	9,048	8,668

Investment in subsidiaries	7,526	5,077

Other assets	2,284	1,123

	$63,846	$50,588

Liabilities and Equity

Short-term borrowings, including commercial paper	$32,286	$23,364

Payables to affiliates	207	1,679

Other liabilities and accrued expenses	572	147
Long-term borrowings

With third parties	20,262	18,584

With affiliates	374	430

	53,701	44,204
Commitments and contingencies

Partners’ capital allocated for income taxes and potential withdrawals	—	74

Partners’ capital	—	6,310

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 441,421,899 shares issued and outstanding	4	—

Restricted stock units; 76,048,404 units issued and outstanding	4,339	—

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, 7,440,362 shares issued and outstanding	—	—

Additional paid-in capital	7,359	—

Retained earnings	444	—

Unearned compensation	(2,038)	—

Accumulated other comprehensive income	37	—

	10,145	6,310

	$63,846	$50,588

The accompanying note is an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended November

	1999	1998	1997

	(in millions)
Cash flows from operating activities

Net earnings	$2,708	$2,428	$2,746
Noncash items included in net earnings

Equity in earnings of subsidiaries	(1,231)	(1,780)	(2,378)

Depreciation and amortization	71	35	19

Deferred income taxes	(1,030)	—	—

Other, net	46	—	—
Changes in operating assets and liabilities

Financial instruments owned, at fair value	(1,575)	(8)	(395)

Other, net	553	(501)	(98)

Net cash (used for)/ provided by operating activities	(458)	174	(106)
Cash flows from investing activities

Financial instruments owned, at fair value	246	(243)	(331)

Receivables from affiliates, net	(6,416)	(8,235)	(4,320)

Subordinated loan receivables from affiliates	(380)	(1,779)	(1,528)

Investment in subsidiaries, net	(850)	1,362	2,147

Property, leasehold improvements and equipment	(292)	(145)	(4)

Acquisition	(196)	—	—

Net cash used for investing activities	(7,888)	(9,040)	(4,036)
Cash flows from financing activities

Short-term borrowings, net	12	2,586	39

Issuance of long-term borrowings	10,755	10,289	7,498

Repayment of long-term borrowings	(587)	(1,698)	(1,005)

Capital contributions	48	9	89

Dividends paid	(107)	—	—

Returns on capital and certain distributions to partners	(306)	(619)	(557)

Termination of the profit participation plan	—	(21)	—

Proceeds from issuance of common stock	2,633	—	—

Partners’ capital distributions, net	(4,112)	—	—

Partners’ capital allocated for income taxes and potential withdrawals	—	(1,673)	(2,034)

Net cash provided by financing activities	8,336	8,873	4,030

Net (decrease)/ increase in cash and cash equivalents	(10)	7	(112)

Cash and cash equivalents, beginning of year	11	4	116

Cash and cash equivalents, end of year	$1	$11	$4

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal years presented. Payments of income taxes were immaterial.

Noncash activities:

Receivables from affiliates includes $2.94 billion of stock-based compensation awards granted to employees of affiliated entities.

In connection with the firm’s conversion to corporate form, junior subordinated debentures of $371 million were issued to the retired limited partners in exchange for their partnership interests.

Common stock issued in connection with the acquisition was $245 million in 1999.

The accompanying note is an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

NOTE TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Note 1.  Significant Accounting Policies

  Basis of Presentation

      The condensed unconsolidated financial statements of The Goldman Sachs Group, Inc. should be read in conjunction with the consolidated financial statements of The Goldman Sachs Group, Inc. and subsidiaries and the notes thereto, which are incorporated by reference in this Form 10-K.

      Investments in subsidiaries are accounted for using the equity method.

      These condensed unconsolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make estimates and assumptions regarding investment valuations, the outcome of pending litigation, and other matters that affect the condensed unconsolidated financial statements and related disclosures. These estimates and assumptions are based on judgment and available information and, consequently, actual results could be materially different from these estimates.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

Date: February 11, 2000

II-1

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Thain, Robert J. Katz, Gregory K. Palm and David A. Viniar, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ HENRY M. PAULSON, JR. Henry M. Paulson, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 11, 2000

/s/ ROBERT J. HURST Robert J. Hurst	Director	February 11, 2000

/s/ JOHN A. THAIN John A. Thain	Director	February 11, 2000

/s/ JOHN L. THORNTON John L. Thornton	Director	February 11, 2000

/s/ SIR JOHN BROWNE Sir John Browne	Director	February 11, 2000

/s/ JOHN H. BRYAN John H. Bryan	Director	February 11, 2000

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 11, 2000

/s/ RUTH J. SIMMONS Ruth J. Simmons	Director	February 11, 2000

/s/ JOHN L. WEINBERG John L. Weinberg	Director	February 11, 2000

/s/ DAVID A. VINIAR David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 11, 2000

/s/ SARAH G. SMITH Sarah G. Smith	Principal Accounting Officer	February 11, 2000

II-2