Form 10-Q
period 2000-02-25
GOLDMAN SACHS GROUP INC
filed 2000-04-07
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended February 25, 2000

or

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

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [X]  Yes  [   ]  No

APPLICABLE ONLY TO CORPORATE ISSUERS

        As of March 24, 2000, there were 441,486,403 shares of the registrant’s common stock outstanding and 7,440,362 shares of the registrant’s nonvoting common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

		Page No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the periods ended February 25, 2000 and February 26, 1999	2

	Condensed Consolidated Statements of Financial Condition as of February 25, 2000 and November 26, 1999	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity and Partners’ Capital for the periods ended February 25, 2000 and November 26, 1999	4

	Condensed Consolidated Statements of Cash Flows for the periods ended February 25, 2000 and February 26, 1999	5

	Condensed Consolidated Statements of Comprehensive Income for the periods ended February 25, 2000 and February 26, 1999	6

	Notes to Condensed Consolidated Financial Statements	7

	Review Report of Independent Accountants	13

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	23

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	23

Item 2:	Changes in Securities and Use of Proceeds	24

Item 4:	Submission of Matters to a Vote of Security Holders	24

Item 5:	Other Information	24

Item 6:	Exhibits and Reports on Form 8-K	25

Signatures		26

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months
	Ended February

	2000	1999

	(in millions, except share and
	per share amounts)
Revenues
Global capital markets

Investment banking	$1,230	$902

Trading and principal investments	2,096	1,398

Asset management and securities services	944	543

Interest income	3,694	3,013

Total revenues	7,964	5,856

Interest expense	3,471	2,861

Revenues, net of interest expense	4,493	2,995

Operating expenses

Compensation and benefits, excluding employee initial public offering awards	2,247	1,275

Amortization of employee initial public offering awards	111	—

Brokerage, clearing and exchange fees	129	111

Market development	106	77

Communications and technology	93	78

Depreciation and amortization	101	97

Occupancy	95	78

Professional services and other	132	91

Total operating expenses	3,014	1,807

Pre-tax earnings	1,479	1,188

Provision for taxes	592	181

Net earnings	$887	$1,007

Earnings per share

Basic	$1.83	—

Diluted	1.76	—
Average common shares outstanding

Basic	484,576,498	—

Diluted	505,387,044	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	As of

	February 2000	November 1999

	(in millions, except share
	and per share amounts)
Assets

Cash and cash equivalents	$2,832	$3,055

Cash and securities segregated in compliance with U.S. federal and other regulations	9,709	9,135

Receivables from brokers, dealers and clearing organizations	6,774	4,490

Receivables from customers and counterparties	27,397	30,140

Securities borrowed	90,009	78,418

Securities purchased under agreements to resell	39,185	37,106

Right to receive securities	2,238	1,604
Financial instruments owned, at fair value

Commercial paper, certificates of deposit and time deposits	1,745	1,435

U.S. government, federal agency and sovereign obligations	26,138	22,193

Corporate debt	10,928	9,821

Equities and convertible debentures	19,216	16,381

State, municipal and provincial obligations	795	756

Derivative contracts	34,602	30,661

Physical commodities	660	562

Other assets	4,666	4,734

	$276,894	$250,491

Liabilities and Equity

Short-term borrowings, including commercial paper	$41,743	$37,756

Payables to brokers, dealers and clearing organizations	2,070	2,129

Payables to customers and counterparties	58,552	57,405

Securities loaned	14,495	9,169

Securities sold under agreements to repurchase	41,546	40,183

Obligation to return securities	2,263	1,595
Financial instruments sold, but not yet purchased, at fair value

U.S. government, federal agency and sovereign obligations	23,499	19,170

Corporate debt	2,984	2,642

Equities and convertible debentures	17,499	14,002

Derivative contracts	33,015	28,488

Physical commodities	650	586

Other liabilities and accrued expenses	4,812	6,269

Long-term borrowings	22,670	20,952

	265,798	240,346
Commitments and contingencies

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 441,486,551 and 441,421,899 shares issued and outstanding as of February 2000 and November 1999, respectively	4	4

Restricted stock units; 76,150,952 and 76,048,404 units issued and outstanding as of February 2000 and November 1999, respectively	4,359	4,339

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, 7,440,362 shares issued and outstanding as of February 2000 and November 1999	—	—

Additional paid-in capital	7,367	7,359

Retained earnings	1,277	444

Unearned compensation	(1,877)	(2,038)

Accumulated other comprehensive (loss)/ income	(34)	37

	11,096	10,145

	$276,894	$250,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Period Ended

	February 2000	November 1999

	(in millions, except
	per share amounts)
Partners’ capital

Balance, beginning of period	$—	$6,310

Transfer of beginning partners’ capital allocated for income taxes and potential withdrawals	—	74

Net earnings	—	2,264	(1)

Capital contributions	—	48

Return on capital and certain distributions to partners	—	(306)

Distributions of remaining partners’ capital	—	(4,520	)(2)

Exchange of partnership interests for shares of common stock	—	(3,901)

Transfer to accumulated other comprehensive income	—	31

Balance, end of period	—	—
Common stock, par value $0.01 per share

Balance, beginning of period	4	—

Common stock issued	—	4

Balance, end of period	4	4
Restricted stock units

Balance, beginning of period	4,339	—

Restricted stock units granted	38	4,381

Restricted stock units forfeited	(18)	(42)

Balance, end of period	4,359	4,339
Nonvoting common stock, par value $0.01 per share

Balance, beginning of period	—	—

Nonvoting common stock issued	—	—

Balance, end of period	—	—
Additional paid-in capital

Balance, beginning of period	7,359	—

Exchange of partnership interests for shares of common stock	—	3,901

Issuance of common stock	8	2,891

Issuance of common stock contributed to a defined contribution plan	—	674

Dividends paid	—	(107	)(3)

Balance, end of period	7,367	7,359
Retained earnings

Balance, beginning of period	444	—

Net earnings	887	444	(4)

Dividends paid	(54)	—

Balance, end of period	1,277	444
Unearned compensation

Balance, beginning of period	(2,038)	—

Restricted stock units granted	(38)	(2,334)

Restricted stock units forfeited	16	23

Amortization of restricted stock units	183	273

Balance, end of period	(1,877)	(2,038)
Accumulated other comprehensive (loss)/ income

Balance, beginning of period	37	—

Transfer from partners’ capital	—	(31)

Currency translation adjustment	(71)	68

Balance, end of period	(34)	37

	$11,096	$10,145

(1)	Represents net earnings of the partnership from November 28, 1998 through May 6, 1999.
(2)	Represents the retired limited partners’ exchanges of partnership interests for cash and junior subordinated debentures, the redemption of senior limited partnership interests for cash and other distributions of partners’ capital in accordance with the partnership agreement.
(3)	Represents two quarterly dividends of $0.12 per common share each.
(4)	Represents net earnings of the corporation from May 7, 1999 through November 26, 1999.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	February

	2000	1999

	(in millions)
Cash flows from operating activities

Net earnings	$887	$1,007
Noncash items included in net earnings

Depreciation and amortization	101	97

Stock-based compensation	183	—
Changes in operating assets and liabilities

Cash and securities segregated in compliance with U.S. federal and other regulations	(574)	526

Net receivables from brokers, dealers and clearing organizations	(2,343)	260

Net payables to customers and counterparties	3,890	(5,440)

Securities borrowed, net	(6,265)	(4,179)

Financial instruments owned, at fair value	(12,520)	(2,267)

Financial instruments sold, but not yet purchased, at fair value	12,988	8,205

Other, net	(1,264)	(612)

Net cash used for operating activities	(4,917)	(2,403)
Cash flows from investing activities

Property, leasehold improvements and equipment	(292)	(103)

Financial instruments owned, at fair value	51	58

Net cash used for investing activities	(241)	(45)
Cash flows from financing activities

Short-term borrowings, net	717	2,567

Securities sold under agreements to repurchase, net	(716)	(3,643)

Issuance of long-term borrowings	5,006	4,468

Repayment of long-term borrowings	(18)	(105)

Capital contributions	—	48

Dividends paid	(54)	—

Returns on capital and certain distributions to partners	—	(171)

Partners’ capital allocated for income taxes and potential withdrawals	—	(207)

Net cash provided by financing activities	4,935	2,957

Net (decrease)/ increase in cash and cash equivalents	(223)	509

Cash and cash equivalents, beginning of period	3,055	2,836

Cash and cash equivalents, end of period	$2,832	$3,345

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented. Payments of income taxes were $260 million for the period ended February 25, 2000 and were immaterial for the period ended February 26, 1999.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months
	Ended February

	2000	1999

	(in millions)

Net earnings	$887	$1,007

Currency translation adjustment, net of tax	(71)	(6)

Comprehensive income	$816	$1,001

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

      The firm’s activities are divided into two business segments:

•	Global Capital Markets. This segment comprises Investment Banking, which includes Financial Advisory and Underwriting, and Trading and Principal Investments, which includes Fixed Income, Currency and Commodities (“FICC”), Equities and Principal Investments (Principal Investments primarily represents net revenues from the firm’s merchant banking investments); and

•	Asset Management and Securities Services. This segment comprises Asset Management, Securities Services and Commissions.

Note 2.  Significant Accounting Policies

  Basis of Presentation

      The condensed consolidated financial statements include the accounts of Group Inc. and its U.S. and international subsidiaries including Goldman, Sachs & Co. (“GS&Co.”) and J. Aron & Company in New York, Goldman Sachs International (“GSI”) in London and Goldman Sachs (Japan) Ltd. (“GSJL”) in Tokyo. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K of Group Inc. for the fiscal year ended November 26, 1999. The condensed consolidated financial information as of and for the period ended November 26, 1999 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material intercompany transactions and balances have been eliminated.

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

      These unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results in the interim periods presented. Interim period operating results may not be indicative of the operating results for a full year.

      Unless otherwise stated herein, all references to February 2000 and February 1999 refer to the firm’s fiscal period ended, or the date, as the context requires, February 25, 2000 and February 26, 1999, respectively. All references to November 1999 refer to the firm’s fiscal year ended, or the date, as the context requires, November 26, 1999.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

  Accounting Developments

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires capitalization of certain internal use software costs. SOP No. 98-1 was adopted by the firm in the first quarter of fiscal 2000 and was not material to the firm’s financial condition or its results of operations for the period ended February 2000.

Note 3.  Financial Instruments

      Gains and losses on financial instruments and commission income and related expenses are recorded on a trade date basis in the condensed consolidated statements of earnings. The condensed consolidated statements of financial condition generally reflect purchases and sales of financial instruments, including agency transactions, on a trade date basis.

      Substantially all financial instruments used in the firm’s trading and nontrading activities are carried at fair value or amounts that approximate fair value, and unrealized gains and losses are recognized in earnings. Fair value is based generally on listed market prices or broker or dealer price quotations. To the extent that prices are not readily available, or if liquidating the firm’s position is reasonably expected to affect market prices, fair value is based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. Certain over-the-counter derivative instruments are valued using pricing models that consider, among other factors, current and contractual market prices, time value, and yield curve and/ or volatility factors of the underlying positions.

  Derivative Activities

      Most of the firm’s derivative transactions are entered into for trading purposes. The firm uses derivatives in its trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. The firm also enters into nontrading derivative contracts to manage the interest rate and currency exposure on its long-term borrowings.

      Derivative contracts are financial instruments, such as futures, forwards, swaps or option contracts, that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivatives may involve future commitments to purchase or sell financial instruments or commodities, or to exchange currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, securities, commodities or indices.

      Derivative contracts exclude certain cash instruments, such as mortgage-backed securities, interest-only and principal-only obligations, and indexed debt instruments, that derive their values or contractually required cash flows from the price of some other security or index. Derivatives also exclude option features that are embedded in cash instruments, such as the conversion features and call provisions embedded in bonds. The firm has elected to include commodity-related contracts in its derivative disclosure, although not required to do so, as these contracts may be settled in cash or are readily convertible into cash.

      The firm utilizes replacement cost as a measure of derivative credit risk. Replacement cost, as reported in “Financial instruments owned, at fair value” on the condensed consolidated statements of financial condition, represents amounts receivable from various counterparties, net

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

of any unrealized losses, where management believes a legal right of setoff exists under an enforceable netting agreement. Replacement cost for purchased option contracts is the market value of the contract. The firm controls its credit risk through an established credit approval process, by monitoring counterparty limits, obtaining collateral where appropriate and, in some cases, entering into enforceable netting agreements.

      The fair value of derivative financial instruments used for trading purposes, computed in accordance with the firm’s netting policy, is set forth below:

	As of February 2000		As of November 1999

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Forward settlement contracts	$5,270	$5,277	$4,555	$4,625

Swap agreements	14,532	14,124	12,052	11,587

Option contracts	14,740	13,605	14,018	12,274

Total	$34,542	$33,006	$30,625	$28,486

      Derivatives used for nontrading purposes include interest rate futures contracts and interest rate and currency swap agreements, which are primarily utilized to convert a substantial portion of the firm’s fixed rate debt into U.S. dollar-based floating rate obligations. Gains and losses on these derivatives are generally deferred and recognized as adjustments to interest expense over the life of the derivative contract. Gains and losses resulting from the early termination of derivatives used for nontrading purposes are generally deferred and recognized over the remaining life of the underlying debt. If the underlying debt is terminated prior to its stated maturity, gains and losses on these transactions, including the associated hedges, are recognized in earnings immediately.

      The fair value and carrying value of derivatives used for nontrading purposes are set forth below:

	As of February 2000		As of November 1999

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Fair value	$3	$571	$3	$159

Carrying value	60	9	36	2

Note 4.  Short-Term Borrowings

      The firm obtains secured short-term financing principally through the use of repurchase agreements and securities lending agreements, collateralized mainly by U.S. government, federal agency, investment-grade foreign sovereign obligations and equity securities. The firm obtains unsecured short-term borrowings through issuance of commercial paper, promissory notes and bank loans. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Short-term borrowings are set forth below:

	As of

	February 2000	November 1999

	(in millions)

Commercial paper	$15,184	$9,403

Promissory notes	12,813	11,061

Bank loans and other(1)	13,746	17,292

Total	$41,743	$37,756

(1)	As of February 2000 and November 1999, short-term borrowings included $9.38 billion and $10.82 billion, respectively, of long-term borrowings maturing within one year.

     The firm maintains unencumbered securities with a market value in excess of all uncollateralized short-term borrowings.

Note 5.  Earnings Per Share

      Earnings per share (“EPS”) is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

      The computations of basic and diluted EPS are set forth below:

Three Months Ended
February 2000

(in millions, except
share and per
share amounts)

Numerator for basic and diluted EPS — earnings available to common stockholders	$887

Denominator for basic EPS — weighted average number of common shares(1)	484,576,498
Effect of dilutive securities

Restricted stock units	11,964,215

Stock options	8,846,331

Dilutive potential common shares	20,810,546

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	505,387,044

Basic EPS	$1.83

Diluted EPS	1.76

(1)	Includes common stock and nonvoting common stock as well as restricted stock units awarded to employees for which no future service is required as a condition to the delivery of the underlying shares of common stock.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Note 6.  Commitments and Contingencies

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

Note 7.  Regulated Subsidiaries

      GS&Co. is a registered U.S. broker-dealer subsidiary, which is subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule,” and has elected to compute its net capital in accordance with the “Alternative Net Capital Requirement” of that rule. As of February 2000, GS&Co. had regulatory net capital, as defined, of $3.88 billion, which exceeded the amount required by $3.17 billion.

      GSI, a registered U.K. broker-dealer and subsidiary of Group Inc., is subject to the capital requirements of the Securities and Futures Authority Limited, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and the Financial Supervisory Agency. As of February 2000, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of February 2000, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 8.  Business Segments

      In reporting to management, the firm’s operating results are categorized into two principal segments: Global Capital Markets; and Asset Management and Securities Services. For a further discussion of the firm’s segments, see the firm’s Annual Report on Form 10-K for the fiscal year ended November 1999.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months Ended February

		2000		1999

		(in millions)

Global Capital Markets	Net revenues	$3,324		$2,259

	Operating expenses	2,140		1,284

	Pre-tax earnings(1)	$1,184		$975

	Segment assets	$157,657		$110,088

Asset Management	Net revenues	$1,169		$736

and Securities Services	Operating expenses	763		523

	Pre-tax earnings(1)	$406		$213

	Segment assets	$117,966		$120,159

Total	Net revenues	$4,493		$2,995

	Operating expenses	3,014	(3)	1,807

	Pre-tax earnings	$1,479		$1,188

	Total assets(2)	$276,894		$230,624

(1)	The pre-tax earnings of the firm’s segments in February 2000 reflect payments for services rendered by managing directors who, prior to the firm’s conversion to corporate form, were profit participating limited partners. Prior to the firm’s conversion to corporate form, these payments were accounted for as distributions of partners’ capital rather than as compensation and benefits expense. As a result, these payments are not reflected in the operating expenses of the firm’s segments in February 1999 and, therefore, the pre-tax earnings of the firm’s segments in February 1999 are not comparable with February 2000.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain other assets that management believes are not allocable to a particular segment.

(3)	Includes the ongoing amortization of employee initial public offering awards of $111 million that has not been allocated to the firm’s segments.

Note 9.  Subsequent Events

      On March 20, 2000, the Board of Directors of Group Inc. (the “Board”) declared a dividend of $0.12 per share to be paid on May 25, 2000 to voting and nonvoting common stockholders of record on April 24, 2000.

      On March 20, 2000, the Board approved a common stock repurchase program authorizing the repurchase of up to 15 million shares of the firm’s common stock. The repurchase program will be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions.

      On April 5, 2000, the firm announced that it is making a special one-time grant of approximately 2 million restricted stock units to the firm’s junior professionals.

Review Report of Independent Accountants

To the Directors and Shareholders,

The Goldman Sachs Group, Inc.

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the “Company”) as of February 25, 2000, and the related condensed consolidated statements of earnings for the three months ended February 25, 2000 and February 26, 1999, the condensed consolidated statement of changes in stockholders’ equity and partners’ capital for the three months ended February 25, 2000 and the condensed consolidated statements of cash flows and comprehensive income for the three months ended February 25, 2000 and February 26, 1999. These financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

      We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries as of November 26, 1999, and the related consolidated statements of earnings, changes in stockholders’ equity and partners’ capital, cash flows and comprehensive income for the year ended November 26, 1999 (not presented herein); and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 26, 1999, and the condensed consolidated statement of changes in stockholders’ equity and partners’ capital for the year ended November 26, 1999, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 5, 2000.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Goldman Sachs is a global investment banking and securities firm that provides a wide range of services worldwide to a substantial and diversified client base. On May 7, 1999, we converted from a partnership to a corporation and completed our initial public offering.

      Our activities are divided into two segments:

•	Global Capital Markets. This segment comprises Investment Banking, which includes Financial Advisory and Underwriting, and Trading and Principal Investments, which includes Fixed Income, Currency and Commodities (“FICC”), Equities and Principal Investments (Principal Investments primarily represents net revenues from our merchant banking investments); and

•	Asset Management and Securities Services. This segment comprises Asset Management, Securities Services and Commissions.

      All references to February 2000 and February 1999 refer to our fiscal period ended, or the date, as the context requires, February 25, 2000 and February 26, 1999, respectively. All references to November 1999 and November 1998 refer to our fiscal year ended, or the date, as the context requires, November 26, 1999 and November 27, 1998, respectively.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean, prior to our conversion to corporate form, The Goldman Sachs Group, L.P., a Delaware limited partnership, and its consolidated subsidiaries and, after our conversion to corporate form, The Goldman Sachs Group, Inc. (“Group Inc.”), a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      During the first quarter of fiscal 2000, the macroeconomic environment for output and inflation was favorable and continued to fuel appreciation in global equity markets, despite interest rate increases by central banks in the United States and Europe. Government bond markets also generally rallied, following the pronounced trend towards higher yields for much of last year.

      In the United States, economic expansion continued amid higher consumer and capital spending and increased productivity. The strong pace of economic growth, coupled with favorable financial conditions, low levels of unemployment and rising oil prices, prompted the Federal Reserve to raise overnight interest rates in early February, the fourth interest rate increase since June 1999. U.S. equity markets reached record highs during the quarter, despite inflationary concerns and uncertainty regarding future interest rate increases.

      Continued economic growth in Europe and increased corporate activity led European equity markets higher during the quarter. The European Central Bank and the Bank of England also raised short-term interest rates during the quarter in response to inflationary concerns.

      Although gross domestic product in Japan declined for a second successive quarter, equity markets continued to appreciate, in part due to government measures to reform and stimulate the economy. Other Asian economies maintained their strong economic recoveries, primarily due to increased domestic demand and stronger export levels. Increased investor confidence in these economies led equity markets higher during the quarter.

Results of Operations

      The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. As a result, period-to-period comparisons may not be meaningful. In addition, Goldman Sachs’ conversion to corporate form has affected, and will continue to affect, our operating results in several significant ways:

      1.  Former Partner Compensation. As a corporation, payments for services rendered by managing directors who, prior to our conversion to corporate form, were profit participating limited partners are included in compensation and benefits expense. Prior to our conversion to corporate form, these payments were accounted for as distributions of partners’ capital rather than as compensation and benefits expense. As a result, compensation and benefits expense for the quarter ended February 1999 understates the cost of doing business in corporate form.

      2.  Ongoing Stock-Based Compensation. As part of compensation, restricted stock units and other forms of stock-based compensation can be awarded to employees. Of the total restricted stock units that were granted at the end of November 1999, approximately 50% require future service as a condition to the delivery of the underlying shares of common stock. In accordance with Accounting Principles Board Opinion No. 25, these restricted stock units with future service requirements will generally be recorded as compensation expense over the four-year service period following the date of grant as follows: 52%, 28%, 14%, and 6% in years one, two, three and four, respectively.

      3.  Amortization of Employee Initial Public Offering Awards. We have recorded, and will continue to record over the five-year vesting period following the date of grant, noncash expense related to the amortization of certain restricted stock units awarded to employees in connection with our initial public offering. These restricted stock units had a value of $1.76 billion at date of grant, approximately 26% of which will be amortized as a noncash expense, after giving effect to forfeitures, in the 12 months following the date of grant. The remaining 74% of the value of these restricted stock units will be amortized over the next four years as follows: 26%, 26%, 15% and 7% in years two, three, four and five, respectively.

      4.  Income Taxes. As a corporation, our operating results have become, and will continue to be, subject to U.S. federal, state and local corporate income taxes, and, therefore, to a higher tax rate than we incurred as a partnership. Our effective tax rate for the three-month period ended February 2000 was 40%.

Overview

      The following table sets forth a summary of our financial results:

Financial Overview

(in millions, except per share amounts)

	Three Months Ended February

	Actual		Pro Forma

	2000	1999	1999

Net revenues	$4,493	$2,995	$2,988

Pre-tax earnings	1,479	1,188	901

Net earnings	887	1,007	532

Diluted earnings per share	1.76	—	1.12

      Pro forma net earnings reflect the results of Goldman Sachs as if our conversion to corporate form and related transactions had taken place at the beginning of 1999. Pro forma net earnings give effect to the following items:

•	interest expense on junior subordinated debentures issued to retired limited partners in exchange for their partnership interests;

•	compensation to managing directors who were profit participating limited partners for services rendered;

•	the effect of issuing restricted stock units to employees, in lieu of cash compensation, for which future service is required as a condition to the delivery of the underlying shares of common stock;

•	the amortization of the restricted stock units awarded to employees in connection with our initial public offering, for which future service is required as a condition to the delivery of the underlying shares of common stock; and

•	the provision for income taxes in corporate form.

For the purpose of calculating February 1999 pro forma diluted average common shares outstanding we used the initial public offering price of $53 per share for the entire quarter.

      Our net revenues were $4.49 billion in the three-month period ended February 2000, an increase of 50% compared to the same period in 1999. Net revenues in Global Capital Markets increased 47% primarily due to higher levels of underwriting and mergers and acquisitions activity and a substantial increase in Trading and Principal Investments as major components of the business exhibited strong growth due to increased market activity. Net revenues in Asset Management and Securities Services increased 59% primarily due to increased commissions, higher average assets under management and increased customer balances in our securities lending and margin lending businesses. Our net earnings were $887 million, or $1.76 per diluted share, in the three-month period ended February 2000.

      The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Results by Segment

(in millions)

		Three Months
		Ended February

		2000		1999

Global Capital Markets	Net revenues	$3,324		$2,259

	Operating expenses	2,140		1,284

	Pre-tax earnings(1)	$1,184		$975

Asset Management	Net revenues	$1,169		$736

and Securities Services	Operating expenses	763		523

	Pre-tax earnings(1)	$406		$213

Total	Net revenues	$4,493		$2,995

	Operating expenses	3,014	(2)	1,807

	Pre-tax earnings(1)	$1,479		$1,188

(1)	Our pre-tax earnings in February 2000 reflect payments for services rendered by managing directors who, prior to our conversion to corporate form, were profit participating limited partners. Prior to our conversion to corporate form, these payments were accounted for as distributions of partners’ capital rather than as compensation and benefits expense. As a result, these payments are not reflected in our operating expenses in February 1999 and, therefore, the pre-tax earnings in February 1999 are not comparable with February 2000.

(2)	Includes the ongoing amortization of employee initial public offering awards of $111 million that has not been allocated to our segments.

Global Capital Markets

      The components of the Global Capital Markets segment are set forth below:

      Investment Banking. Goldman Sachs provides a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals. Our investment banking activities are divided into two categories:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs; and

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt securities.

      Trading and Principal Investments. Our Trading and Principal Investments business facilitates transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in and trading of fixed income and equity products, currencies, commodities, and swaps and other derivatives. Trading and Principal Investments is divided into three categories:

•	FICC. We make markets in and trade fixed income products, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading and arbitrage activities;

•	Equities. We make markets in and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading and equity arbitrage; and

•	Principal Investments. Principal Investments primarily represents net revenues from our merchant banking investments.

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

      Substantially all of our inventory is marked-to-market daily and, therefore, its value and our net revenues are subject to fluctuations based on market movements. In addition, net revenues derived from our principal investments in privately held concerns and in real estate may fluctuate significantly depending on the revaluation or sale of these investments in any given period.

      The following table sets forth the net revenues of our Global Capital Markets segment:

Global Capital Markets Net Revenues

(in millions)

	Three Months
	Ended February

	2000	1999

Financial Advisory	$583	$522

Underwriting	653	380

Investment Banking	1,236	902

FICC	1,016	876

Equities	858	455

Principal Investments	214	26

Trading and Principal Investments	2,088	1,357

Total	$3,324	$2,259

      Net revenues in Global Capital Markets were $3.32 billion, an increase of 47% compared with the same 1999 period, reflecting substantial growth in major components of the business. Pre-tax earnings were $1.18 billion compared to $975 million in the same period in 1999. Operating expenses increased 67%, principally due to the inclusion of compensation expense related to services rendered by managing directors who, prior to our conversion to corporate form, were profit participating limited partners, higher levels of compensation commensurate with growth in net revenues, and increased costs associated with global expansion and higher levels of business activity.

      Investment Banking. Investment Banking generated net revenues of $1.24 billion, 37% above last year’s first quarter. Net revenues in the Financial Advisory business increased 12% over the same period in 1999, resulting from active global mergers and acquisitions markets and an increase in the number of large transactions. Underwriting revenues increased significantly over the same period in 1999 as strong investor demand in global equity markets continued to create a favorable environment for new issue activity. Net revenue growth in Investment Banking was particularly strong in the high technology and communications, media and entertainment sectors as compared with the first quarter of 1999. Net revenues increased in all major regions compared to the first quarter of 1999.

      Trading and Principal Investments. Net revenues in Trading and Principal Investments were $2.09 billion, 54% above last year’s first quarter, as all components of the business benefited from increased activity in worldwide financial markets.

      FICC net revenues increased 16% compared to the first quarter of 1999, primarily due to increased customer activity in fixed income derivatives, partially offset by a reduction in net revenues from our government bond business. Net revenues in Equities increased substantially over the same 1999 period, primarily due to favorable conditions in global equity markets that resulted in higher transaction volumes in our global shares businesses, particularly in Europe, and increased customer flow in equity derivatives. Net revenues in Principal Investments increased substantially over the same 1999 period, primarily due to mark-to-market gains on certain of our merchant banking investments in the high technology and telecommunications sectors.

Asset Management and Securities Services

      The components of the Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions include agency transactions for clients on major stock and futures exchanges and revenues from the increased share of the income and gains derived from our merchant banking funds.

      The following table sets forth the net revenues of our Asset Management and Securities Services segment:

Asset Management and Securities Services Net Revenues

(in millions)

	Three Months
	Ended February

	2000	1999

Asset Management	$306	$202

Securities Services	238	207

Commissions	625	327

Total	$1,169	$736

      Our assets under supervision consist of assets under management and other client assets. Assets under management typically generate fees based on a percentage of their value and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. Other client assets consist of assets in brokerage accounts of primarily high-net-worth individuals, on which we earn commissions.

      The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of February		As of November

	2000	1999	1999	1998

Assets under management	$279,617	$206,380	$258,045	$194,821

Other client assets	272,991	163,315	227,424	142,018

Total	$552,608	$369,695	$485,469	$336,839

      Net revenues in Asset Management and Securities Services were $1.17 billion, an increase of 59% above the same prior year period. All major components of the business contributed to this revenue growth. Pre-tax earnings were $406 million compared to $213 million in the same period in 1999. Operating expenses increased 46%, principally due to the inclusion of compensation expense related to services rendered by managing directors who were profit participating limited partners, higher levels of compensation commensurate with growth in net revenues, and increased costs associated with global expansion and higher levels of business activity.

      Asset Management revenues increased 51% over last year’s first quarter, primarily reflecting a 33% increase in average assets under management as well as favorable changes in the composition of assets managed. Securities Services net revenues were 15% higher than the same 1999 period, primarily due to increased customer balances in securities lending and margin lending and growth in our prime brokerage business. Commissions nearly doubled compared to the same prior year period as healthy global equity markets led worldwide transaction volumes to record levels. Revenues from the increased share of gains from our merchant banking funds also contributed to the growth in Commissions.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months
	Ended February

	2000	1999

Compensation and benefits, excluding employee initial public offering awards	$2,247	$1,275

Amortization of employee initial public offering awards	111	—

Brokerage, clearing and exchange fees	129	111

Market development	106	77

Communications and technology	93	78

Depreciation and amortization	101	97

Occupancy	95	78

Professional services and other	132	91

Total operating expenses	$3,014	$1,807

Employees at period end(1)	15,667	12,878

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services.

     Operating expenses were $3.01 billion in the three-month period ended February 2000, a significant increase compared to the same period in 1999, primarily due to the inclusion of compensation expense related to services rendered by managing directors who were profit participating limited partners, higher levels of compensation commensurate with higher net revenues and amortization of employee initial public offering awards.

      Compensation and benefits expense was $2.25 billion, an increase of 76% over the same 1999 period. The ratio of compensation and benefits to net revenues was 50% for the quarter ended February 2000. Employment levels increased 22% from February 1999, reflecting growth in our core businesses. Expenses associated with our temporary staff and consultants were $122 million for the first quarter of 2000, an increase of 24% compared with 1999, reflecting increased global expansion and consulting costs associated with technology initiatives.

      Brokerage, clearing and exchange fees increased 16% during the quarter primarily due to higher transaction volumes in European equities and equity derivatives. Market development expenses increased 38%, principally due to higher levels of business activity and global expansion. Communications and technology expenses increased 19%, reflecting higher telecom-

munications and market data costs associated with higher employment levels, and additional spending on technology initiatives. Occupancy expenses increased 22%, reflecting additional office space needed to accommodate growth in employment levels. Professional services and other expenses increased 45% due to higher levels of business activity.

Provision for Taxes

      The provision for taxes in the first quarter of 2000 was $592 million. Goldman Sachs’ effective tax rate for the first quarter was 40%.

Liquidity

      Management believes that one of the most important issues for a company in the financial services sector is access to liquidity. Accordingly, Goldman Sachs has established a comprehensive structure to oversee its liquidity and funding policies which are described below.

      Diversification of Funding Sources and Liquidity Planning. Goldman Sachs seeks to maintain broad and diversified funding sources with both banks and nonbank lenders globally. These diversified funding sources include banks, insurance companies, mutual funds, bank trust departments and other asset managers. Management believes that Goldman Sachs’ relationships with its lenders are critical to its liquidity.

      We access liquidity in a variety of markets in the United States as well as in Europe and Asia. We make extensive use of the repurchase agreement markets and have raised debt publicly as well as in the private placement and commercial paper markets, and through Eurobonds, money broker loans, commodity-based financings, letters of credit and promissory notes. We seek to structure our liabilities to avoid significant amounts of debt coming due on any one day or during any single week or year.

      Asset Liquidity. Goldman Sachs maintains a highly liquid balance sheet. Many of our assets are readily funded in the repurchase agreement markets, which generally have proven to be a consistent source of funding, even in periods of market stress. A substantial portion of our inventory turns over rapidly and is marked-to-market daily. We maintain long-term borrowings and stockholders’ equity substantially in excess of our less liquid assets.

      Dynamic Liquidity Management. Goldman Sachs seeks to manage the composition of its asset base and the maturity profile of its funding to ensure that it can liquidate its assets prior to its liabilities coming due, even in times of liquidity stress. We have traditionally been able to fund our liquidity needs through security-based and collateralized funding, such as repurchase transactions and securities lending, as well as short-term and long-term borrowings and equity capital. To further evaluate the adequacy of our liquidity management policies and guidelines, we perform weekly “stress funding” simulations of disruptions to our access to unsecured credit.

      Excess Liquidity. In addition to maintaining a highly liquid balance sheet and a significant amount of longer-term liabilities to assure liquidity even during adverse conditions, we seek to maintain a liquidity cushion that consists principally of unencumbered U.S. government and agency obligations to ensure the availability of immediate liquidity.

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

      Intercompany Funding. Most of the liquidity of Goldman Sachs is raised by the parent company, Group Inc. The parent company then lends the necessary funds to its subsidiaries and affiliates. We carefully manage our intercompany exposure by generally requiring intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. This policy ensures that the subsidiaries’ obligations to the parent company will generally mature in advance of the parent company’s third-party long-term borrowings. In addition, many of the advances made to our subsidiaries and affiliates are secured by marketable securities or other liquid collateral. We generally fund our equity investments in subsidiaries with equity capital.

The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	February		November
	2000		1999

	($ in billions, except
	per share amounts)

Total assets	$277		$250

Adjusted assets(1)	212		188

Leverage ratio(2)	25.0	x	24.7	x

Adjusted leverage ratio(3)	19.1	x	18.5	x

Book value per share(4)	$22.90		$20.94

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to certain provisions of Statement of Financial Accounting Standards No. 125.

(2)	Leverage ratio equals total assets divided by stockholders’ equity.

(3)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(4)	Book value per share was based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 484,613,335 as of February 2000 and 484,566,184 as of November 1999.

     As of February 2000, we held approximately $3.37 billion in high-yield debt and emerging market securities and $2.03 billion in bank loans. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

      As of February 2000, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was $3.61 billion, which consisted of corporate principal investments with an aggregate carrying value of $2.66 billion and real estate investments with an aggregate carrying value of $953 million.

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

      The following table sets forth our credit ratings as of February 2000:

	Short-Term Debt	Long-Term Debt

Moody’s Investors Service, Inc.	P-1	A1

Standard & Poor’s Ratings Services	A-1+	A+

Fitch IBCA, Inc.	F1+	AA-

CBRS Inc.	A-1 (High)	AA

Long-Term Debt

      As of February 2000, our consolidated long-term borrowings were $22.67 billion. Substantially all of these borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2024. The weighted average maturity of our long-term borrowings as of February 2000 was approximately five years. Substantially all of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rates and foreign exchange movements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

      For a description of our risk management policies and procedures, value-at-risk (VaR) model, including such model’s assumptions and limitations, and nontrading risk sensitivity analysis, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended November 26, 1999 and the information incorporated by reference therein.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

      The following developments have occurred with respect to certain matters previously reported under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 26, 1999.

  MobileMedia Securities Litigation

      On March 27, 2000, the time to appeal the district court’s approval of the settlement expired without any appeal having been filed.

  Matters Relating to Municipal Securities

      Goldman, Sachs & Co., together with a number of other firms active in the municipal securities area, received requests beginning in June 1995 for information from the SEC and certain other federal and state agencies and authorities with respect to the pricing of escrow securities sold to certain municipal bond issuers in connection with the advanced refunding of municipal securities. In addition, an action under the Federal False Claims Act, United States ex rel. Lissack v. Goldman, Sachs & Co. et al., 95 Civ. 1363 (S.D.N.Y.) (BSJ) (the “Lissack Action”), was filed under seal in February 1995 by a plaintiff on behalf of the United States against Goldman, Sachs & Co. and a number of other firms alleging unlawful and undisclosed overcharges in certain advance refunding transactions.

      After discussions with representatives of the SEC, Department of Justice, Internal Revenue Service and certain other federal and state agencies and authorities, as part of a settlement involving a number of firms, Goldman, Sachs & Co. entered into a settlement in the Lissack Action and consented to a settlement with the SEC. Those settlements were finalized on April 6, 2000. Goldman, Sachs & Co. neither admitted nor denied the findings contained in the SEC Order described below and made no admissions in connection with the settlement of the Lissack Action.

      Under the terms of the settlement, Goldman, Sachs & Co. consented to the issuance by the SEC of an Order finding that Goldman, Sachs & Co. violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 in connection with markups charged on escrow securities; requiring Goldman, Sachs & Co. to make payments totaling approximately $5.2 million; and directing Goldman, Sachs & Co. to cease and desist from violating Sections 17(a)(2) and 17(a)(3) of the Securities Act. As a result of the settlement, the Lissack Action will be dismissed with prejudice; and Goldman, Sachs & Co. will be released from liability under the Internal Revenue Code and the Federal False Claims Act.

Item 2:  Changes in Securities and Use of Proceeds

      In connection with its acquisition of The Hull Group, Inc., Group Inc. issued 57,167 shares of common stock on February 1, 2000. These shares were issued in transactions not involving a public offering in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering (with the recipients representing their intentions to acquire the shares for their own accounts and not with a view to the distribution thereof and acknowledging that the shares were issued in a transaction not registered under the Securities Act of 1933).

Item 4:  Submission of Matters to a Vote of Security Holders

      On March 17, 2000, Group Inc. held its Annual Meeting of Shareholders at which the election of three directors to our Board of Directors for three-year terms and the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2000 fiscal year were voted upon.

      Our shareholders elected all three nominees to three-year terms as members of our Board of Directors. Our shareholders also approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2000 fiscal year. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon is set forth below.

		Against/		Broker
	For	Withheld	Abstain	Non-votes

1. Election of Directors:
Ruth J. Simmons	404,246,685	596,732	*	*
John A. Thain	404,683,596	159,821	*	*
John L. Thornton	404,683,587	159,830	*	*

2. Ratification of Independent
Auditors	404,734,546	61,644	47,227	0

*	Not applicable

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

•	a decline in general economic conditions or the global financial markets;

•	losses due to unidentified or unanticipated risks;

•	competitive pressure, including for our employees;

•	a lack of liquidity, i.e., ready access to funds, for use in our business; and

•	losses caused by financial or other problems experienced by third parties.

      Additional information regarding these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained under the caption “Business — Certain Factors That May Affect Our Business” under Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended November 26, 1999.

Item  6:  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

11.1	Statement re computation of per share earnings.
12.1	Statement re computation of ratios of earnings to fixed charges.
15.1	Letter re Unaudited Interim Financial Information.
27.1	Financial Data Schedule.

      (b)  Reports on Form 8-K:

      On March 21, 2000 Group Inc. filed a Current Report on Form 8-K, reporting the firm’s net earnings for its fiscal first quarter ended February 25, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/SARAH G. SMITH

Name: Sarah G. Smith
Title: Principal Accounting Officer

Date: April 7, 2000