Form 10-Q
period 2000-05-26
GOLDMAN SACHS GROUP INC
filed 2000-07-05
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended May 26, 2000

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

        As of June 23, 2000, there were 447,171,965 shares of the registrant’s common stock outstanding and 7,440,362 shares of the registrant’s nonvoting common stock outstanding.

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
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Quantitative and Qualitative Disclosures About Market Risk
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
LETTER AGREEMENT
LEASE AGREEMENT
PARENT GUARANTY
CONSTRUCTION GUARANTY AGREEMENT
PARTICIPATION AGREEMENT
STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
STATEMENT RE COMPUTATION OF RATIOS OF EARNINGS
LETTER RE UNAUDITED INTERIM FINANCIAL INFO
FINANCIAL DATA SCHEDULE

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months Ended May		Six Months Ended May

	2000	1999	2000	1999

	(in millions, except share and per share amounts)
Revenues
Global capital markets

Investment banking	$1,585	$1,002	$2,815	$1,904

Trading and principal investments	1,335	1,719	3,431	3,117

Asset management and securities services	942	616	1,886	1,159

Interest income	4,334	3,018	8,028	6,031

Total revenues	8,196	6,355	16,160	12,211

Interest expense	4,041	2,886	7,512	5,747

Revenues, net of interest expense	4,155	3,469	8,648	6,464
Operating expenses

Compensation and benefits, excluding employee initial public offering awards	2,077	1,953	4,324	3,228

Nonrecurring employee initial public offering awards(1)	—	2,257	—	2,257

Amortization of employee initial public offering awards	101	39	212	39

Brokerage, clearing and exchange fees	154	109	283	220

Market development	111	78	217	155

Communications and technology	100	71	193	149

Depreciation and amortization	102	61	203	158

Occupancy	101	67	196	145

Professional services and other	151	121	283	212

Charitable contribution	—	200	—	200

Total operating expenses	2,897	4,956	5,911	6,763

Pre-tax earnings/(loss)	1,258	(1,487)	2,737	(299)

Provision/(benefit) for taxes	503	(1,827)	1,095	(1,646)

Net earnings	$755	$340	$1,642	$1,347

Earnings per share

Basic	$1.56	$0.72	$3.39	$2.84

Diluted	1.48	0.71	3.23	2.81
Average common shares outstanding

Basic	484,380,052	474,712,271	484,478,275	474,712,271

Diluted	510,262,727	479,908,301	507,824,885	479,908,301

(1)	Includes expense of $666 million related to the initial irrevocable contribution of shares of common stock to a defined contribution plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	As of

	May 2000	November 1999

	(in millions, except share
	and per share amounts)
Assets

Cash and cash equivalents	$3,982	$3,055

Cash and securities segregated in compliance with U.S. federal and other regulations	15,504	9,135

Receivables from brokers, dealers and clearing organizations	5,561	4,490

Receivables from customers and counterparties	25,014	30,140

Securities borrowed	92,699	78,418

Securities purchased under agreements to resell	31,606	37,106

Right to receive securities	1,101	1,604
Financial instruments owned, at fair value

Commercial paper, certificates of deposit and time deposits	1,944	1,435

U.S. government, federal agency and sovereign obligations	24,125	22,193

Corporate debt	13,043	9,821

Equities and convertible debentures	20,190	16,381

State, municipal and provincial obligations	903	756

Derivative contracts	37,082	30,661

Physical commodities	439	562

Other assets	5,126	4,734

	$278,319	$250,491

Liabilities and Equity

Short-term borrowings, including commercial paper	$44,801	$37,756

Payables to brokers, dealers and clearing organizations	3,600	2,129

Payables to customers and counterparties	61,329	57,405

Securities loaned	10,957	9,169

Securities sold under agreements to repurchase	35,114	40,183

Obligation to return securities	2,858	1,595
Financial instruments sold, but not yet purchased, at fair value

U.S. government, federal agency and sovereign obligations	23,733	19,170

Corporate debt	4,333	2,642

Equities and convertible debentures	11,619	14,002

Derivative contracts	36,695	28,488

Physical commodities	738	586

Other liabilities and accrued expenses	5,903	6,269

Long-term borrowings	24,734	20,952

	266,414	240,346
Commitments and contingencies

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 441,489,874 and 441,421,899 shares issued, 440,901,874 and 441,421,899 shares outstanding as of May 2000 and November 1999, respectively	4	4

Restricted stock units; 77,660,893 and 76,048,404 units issued and outstanding as of May 2000 and November 1999, respectively	4,574	4,339

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, 7,440,362 shares issued and outstanding as of May 2000 and November 1999	—	—

Additional paid-in capital	7,368	7,359

Retained earnings	1,978	444

Unearned compensation	(1,891)	(2,038)

Accumulated other comprehensive (loss)/income	(73)	37

Treasury stock, at cost, par value $0.01 per share; 588,000 shares	(55)	—

	11,905	10,145

	$278,319	$250,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Period Ended

	May 2000	November 1999

	(in millions, except
	per share amounts)
Partners’ capital

Balance, beginning of period	$—	$6,310

Transfer of beginning partners’ capital allocated for income taxes and potential withdrawals	—	74

Net earnings	—	2,264	(1)

Capital contributions	—	48

Return on capital and certain distributions to partners	—	(306)

Distributions of remaining partners’ capital	—	(4,520	)(2)

Exchange of partnership interests for shares of common stock	—	(3,901)

Transfer to accumulated other comprehensive income	—	31

Balance, end of period	—	—
Common stock, par value $0.01 per share

Balance, beginning of period	4	—

Common stock issued	—	4

Balance, end of period	4	4
Restricted stock units

Balance, beginning of period	4,339	—

Restricted stock units granted	307	4,381

Restricted stock units forfeited	(72)	(42)

Balance, end of period	4,574	4,339
Nonvoting common stock, par value $0.01 per share

Balance, beginning of period	—	—

Nonvoting common stock issued	—	—

Balance, end of period	—	—
Additional paid-in capital

Balance, beginning of period	7,359	—

Exchange of partnership interests for shares of common stock	—	3,901

Issuance of common stock	9	2,891

Issuance of common stock contributed to a defined contribution plan	—	674

Dividends paid	—	(107	)(3)

Balance, end of period	7,368	7,359
Retained earnings

Balance, beginning of period	444	—

Net earnings	1,642	444	(4)

Dividends paid	(108)	—

Balance, end of period	1,978	444
Unearned compensation

Balance, beginning of period	(2,038)	—

Restricted stock units granted	(307)	(2,334)

Restricted stock units forfeited	70	23

Amortization of restricted stock units	384	273

Balance, end of period	(1,891)	(2,038)
Accumulated other comprehensive (loss)/ income

Balance, beginning of period	37	—

Transfer from partners’ capital	—	(31)

Currency translation adjustment	(110)	68

Balance, end of period	(73)	37
Treasury stock, at cost

Balance, beginning of period	—	—

Shares repurchased	(55)	—

Balance, end of period	(55)	—

	$11,905	$10,145

(1)	Represents net earnings of the partnership from November 28, 1998 through May 6, 1999.
(2)	Represents the retired limited partners’ exchanges of partnership interests for cash and junior subordinated debentures, the redemption of senior limited partnership interests for cash and other distributions of partners’ capital in accordance with the partnership agreement.
(3)	Represents two quarterly dividends of $0.12 per common share each.
(4)	Represents net earnings of the corporation from May 7, 1999 through November 26, 1999.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended May

	2000	1999

	(in millions)
Cash flows from operating activities

Net earnings	$1,642	$1,347
Noncash items included in net earnings

Depreciation and amortization	203	158

Stock-based compensation	384	2,296
Changes in operating assets and liabilities

Cash and securities segregated in compliance with U.S. federal and other regulations	(6,369)	177

Net receivables from brokers, dealers and clearing organizations	400	619

Net payables to customers and counterparties	9,050	(7,563)

Securities borrowed, net	(12,493)	(9,104)

Financial instruments owned, at fair value	(15,315)	(1,212)

Financial instruments sold, but not yet purchased, at fair value	13,227	12,873

Other, net	(484)	(1,077)

Net cash used for operating activities	(9,755)	(1,486)
Cash flows from investing activities

Property, leasehold improvements and equipment	(583)	(196)

Financial instruments owned, at fair value	170	143

Net cash used for investing activities	(413)	(53)
Cash flows from financing activities

Short-term borrowings, net	2,964	(955)

Issuance of long-term borrowings	8,171	7,000

Repayment of long-term borrowings	(308)	(301)

Securities sold under agreements to repurchase, net	431	(1,768)

Common stock repurchased	(55)	—

Dividends paid	(108)	—

Capital contributions	—	48

Returns on capital and certain distributions to partners	—	(306)

Proceeds from issuance of common stock	—	2,639

Partners’ capital distributions, net	—	(4,112)

Net cash provided by financing activities	11,095	2,245

Net increase in cash and cash equivalents	927	706

Cash and cash equivalents, beginning of period	3,055	2,836

Cash and cash equivalents, end of period	$3,982	$3,542

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Payments of income taxes were $1.18 billion for the six months ended May 26, 2000 and were immaterial for the six months ended May 28, 1999.

Other, net for the six months ended May 1999 includes an increase in deferred tax assets of $1.78 billion associated with the firm’s conversion to corporate form and related transactions.

Noncash activities:

In connection with the firm’s conversion to corporate form, junior subordinated debentures of $371 million were issued to retired limited partners in exchange for their partnership interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May

	2000	1999	2000	1999

	(in millions)

Net earnings	$755	$340	$1,642	$1,347

Currency translation adjustment, net of tax	(39)	(29)	(110)	(35)

Comprehensive income	$716	$311	$1,532	$1,312

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

      Unless otherwise stated herein, all references to May 2000 and May 1999 refer to the firm’s fiscal period ended, or the date, as the context requires, May 26, 2000 and May 28, 1999, respectively. All references to November 1999 refer to the firm’s fiscal year ended, or the date, as the context requires, November 26, 1999.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

  Accounting Developments

      In June 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Statement is effective concurrently with SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133”, which deferred to fiscal years beginning after June 15, 2000 the effective date of the accounting and reporting requirements of SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as “derivatives”), and for hedging activities. These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The firm intends to adopt the provisions of SFAS No. 133 deferred by SFAS No. 137 and amended by SFAS No. 138 in fiscal 2001 and is currently assessing its effect.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP No. 98-1 requires capitalization of certain internal use software costs. SOP No. 98-1 was adopted by the firm in the first quarter of fiscal 2000 and was not material to the firm’s financial condition or its results of operations for the period ended May 2000.

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

      The firm utilizes replacement cost as a measure of derivative credit risk. Replacement cost, as reported in “Financial instruments owned, at fair value” on the condensed consolidated statements of financial condition, represents amounts receivable from various counterparties, net of any unrealized losses, where management believes a legal right of setoff exists under an enforceable netting agreement. Replacement cost for purchased option contracts is the market value of the contract. The firm controls its credit risk through an established credit approval process, by monitoring counterparty limits, obtaining collateral where appropriate and, in some cases, entering into enforceable netting agreements.

      The fair value of derivative financial instruments used for trading purposes, computed in accordance with the firm’s netting policy, is set forth below:

	As of May 2000		As of November 1999

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Forward settlement contracts	$6,650	$5,743	$4,555	$4,625

Swap agreements	18,064	16,864	12,052	11,587

Option contracts	12,366	14,047	14,018	12,274

Total	$37,080	$36,654	$30,625	$28,486

      Derivatives used for nontrading purposes generally include interest rate futures contracts and interest rate and currency swap agreements, which are primarily utilized to convert a substantial portion of the firm’s fixed rate debt into U.S. dollar-based floating rate obligations. Gains and losses on these derivatives are generally deferred and recognized as adjustments to interest expense over the life of the derivative contract. Gains and losses resulting from the early termination of derivatives used for nontrading purposes are generally deferred and recognized over the remaining life of the underlying debt. If the underlying debt is terminated prior to its stated maturity, gains and losses on these transactions, including the associated hedges, are recognized in earnings immediately.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The fair value and carrying value of derivatives used for nontrading purposes are set forth below:

	As of May 2000		As of November 1999

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Fair value	$15	$868	$3	$159

Carrying value	2	41	36	2

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

      Short-term borrowings are set forth below:

	As of

	May 2000	November 1999

	(in millions)

Commercial paper	$19,475	$9,403

Promissory notes	12,071	11,061

Bank loans and other(1)	13,255	17,292

Total	$44,801	$37,756

(1)	As of May 2000 and November 1999, short-term borrowings included $8.65 billion and $10.82 billion, respectively, of long-term borrowings maturing within one year.

     The firm maintains unencumbered securities with a market value in excess of all uncollateralized short-term borrowings.

Note 5.  Equity

      In March 2000, the Board of Directors of Group Inc. approved a common stock repurchase program authorizing the repurchase of up to 15 million shares of the firm’s common stock. During the quarter, the firm repurchased 588,000 shares of its common stock.

      On April 10, 2000, the firm granted 1,690,882 restricted stock units to certain employees. These restricted stock units will vest in equal installments on or about the first, second and third fiscal year end following the date of grant.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The computations of basic and diluted EPS are set forth below:

	Three Months Ended May		Six Months Ended May

	2000	1999	2000	1999

	(in millions, except share and per share amounts)

Numerator for basic and diluted EPS — earnings available to common stockholders	$755	$340	$1,642	$1,347

Denominator for basic EPS — weighted average number of common shares(1)	484,380,052	474,712,271	484,478,275	474,712,271

Effect of dilutive securities Restricted stock units	15,262,410	2,432,037	13,613,313	2,432,037

Stock options	10,620,265	2,763,993	9,733,297	2,763,993

Dilutive potential common shares	25,882,675	5,196,030	23,346,610	5,196,030

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	510,262,727	479,908,301	507,824,885	479,908,301

Basic EPS	$1.56	$0.72	$3.39	$2.84

Diluted EPS	1.48	0.71	3.23	2.81

(1)	Includes common stock and nonvoting common stock as well as restricted stock units awarded to employees for which no future service is required as a condition to the delivery of the underlying shares of common stock.

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

Note 8.  Regulated Subsidiaries

      GS&Co. is a registered U.S. broker-dealer subsidiary, which is subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule,” and has elected to compute its net capital in accordance with the “Alternative Net Capital Requirement” of that rule. As of May 2000, GS&Co. had regulatory net capital, as defined, of $4.60 billion, which exceeded the amount required by $3.91 billion.

      GSI, a registered U.K. broker-dealer and subsidiary of Group Inc., is subject to the capital requirements of the Securities and Futures Authority Limited, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Japanese Ministry of Finance and the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Financial Supervisory Agency. As of May 2000, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of May 2000, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 9.  Business Segments

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

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months Ended May			Six Months Ended May

		2000	1999		2000	1999

		(in millions)

Global Capital	Net revenues	$2,993	$2,720		$6,317	$4,979

Markets	Operating expenses	2,038	1,794		4,178	3,078

	Pre-tax earnings(1)	$955	$926		$2,139	$1,901

	Segment assets	$158,755	$117,087		$158,755	$117,087

Asset Management	Net revenues	$1,162	$749		$2,331	$1,485

and Securities	Operating expenses	758	666		1,521	1,189

Services	Pre-tax earnings(1)	$404	$83		$810	$296

	Segment assets	$118,360	$126,281		$118,360	$126,281

Total	Net revenues	$4,155	$3,469		$8,648	$6,464

	Operating expenses(2)	2,897	4,956	(4)	5,911	6,763	(4)

	Pre-tax earnings/ (loss)(1)	$1,258	$(1,487)		$2,737	$(299)

	Total assets(3)	$278,319	$244,632		$278,319	$244,632

(1)	Prior to the firm’s conversion to corporate form, payments for services rendered by managing directors who were profit participating limited partners were accounted for as distributions of partners’ capital rather than as compensation and benefits expense. Upon conversion to corporate form in the second quarter of 1999, additional compensation expense was recorded equal to 50% of the estimated annual compensation and benefits of the managing directors who were profit participating limited partners in 1999 based on the annualized results for the first half of 1999. Accordingly, the pre-tax results for the three months ended May 1999 are not comparable with the three months ended May 2000.

(2)	Includes the ongoing amortization of employee initial public offering awards that has not been allocated to the firm’s segments.

(3)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain other assets that are not allocable to a particular segment.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

(4)	Includes nonrecurring employee initial public offering awards of $2.26 billion and a charitable contribution to The Goldman Sachs Foundation of $200 million made at the time of the firm’s initial public offering that have not been allocated to the firm’s segments.

Note 10.  Subsequent Events

      The Board of Directors of Group Inc. declared a dividend of $0.12 per share to be paid on August 24, 2000 to voting and nonvoting common stockholders of record on July 24, 2000.

Review Report of Independent Accountants

To the Directors and Shareholders,

The Goldman Sachs Group, Inc.

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the “Company”) as of May 26, 2000, the related condensed consolidated statements of earnings for the three and six months ended May 26, 2000 and May 28, 1999, the condensed consolidated statement of changes in stockholders’ equity and partners’ capital for the six months ended May 26, 2000, the condensed consolidated statements of cash flows for the six months ended May 26, 2000 and May 28, 1999, and the condensed consolidated statements of comprehensive income for the three and six months ended May 26, 2000 and May 28, 1999. These condensed financial statements are the responsibility of the Company’s management.

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

June 30, 2000.

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

      Unless specifically stated otherwise, all references to May 2000 and May 1999 refer to our fiscal period ended, or the date, as the context requires, May 26, 2000 and May 28, 1999, respectively. All references to November 1999 and November 1998, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 26, 1999 and November 27, 1998, respectively.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean, prior to our conversion to corporate form, The Goldman Sachs Group, L.P., a Delaware limited partnership, and its consolidated subsidiaries and, after our conversion to corporate form, The Goldman Sachs Group, Inc. (“Group Inc.”), a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      The world economy strengthened during the quarter as output growth in many of the major economies was strong and many emerging market countries continued their recovery.

      The United States continued its longest period of economic expansion as growth was fueled by increased levels of consumer spending and low levels of unemployment. In an effort to slow the pace of economic growth and alleviate possible inflationary pressures, the Federal Reserve raised overnight interest rates by 75 basis points during the quarter. The U.S. equity markets were strong in the beginning of the quarter, but corrections in the technology and telecommunications sectors led to sharp declines in major equity markets, particularly the Nasdaq, which fell 30% during the quarter. Fixed income markets were also affected as rising interest rates, widening credit spreads and reduced new issues led to a decrease in secondary market activity.

      The European economy continued to grow during the quarter, fueled by a competitive exchange rate and expansion in domestic demand. Concerns about a potential rise in inflation, resulting from economic growth and rising oil prices, prompted the European Central Bank to raise short-term interest rates during the quarter.

      Japan generated economic growth during the quarter as consumption and investment increased. The recovery in Japan helped boost economic growth in the rest of Asia which continued its rebound after the recent recession.

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

      3.  Amortization of Employee Initial Public Offering Awards. We have recorded, and will continue to record over the five-year vesting period following the date of grant, noncash expense related to the amortization of certain restricted stock units awarded to employees in connection with our initial public offering. These restricted stock units had a value of $1.76 billion at date of grant, approximately 26% of which has been amortized as a noncash expense, after giving effect to forfeitures, in the 12 months following the date of grant. The remaining 74% of the value of these restricted stock units will be amortized over the next four years as follows: 26%, 26%, 15% and 7% in years two, three, four and five, respectively.

      4.  Income Taxes. As a corporation, our operating results have become, and will continue to be, subject to U.S. federal, state and local corporate income taxes, and, therefore, to a higher tax rate than we incurred as a partnership. Our effective tax rate for the six-month period ended May 2000 was 40%.

Overview

      The following table sets forth a summary of our financial results:

Financial Overview

(in millions, except per share amounts)

	Three Months Ended May			Six Months Ended May

	Actual		Pro Forma	Actual		Pro Forma

	2000	1999(1)	1999	2000	1999(1)	1999

Net revenues	$4,155	$3,469	$3,469	$8,648	$6,464	$6,457

Pre-tax earnings/ (loss)	1,258	(1,487)	1,058	2,737	(299)	1,959

Net earnings	755	340	624	1,642	1,347	1,156

Diluted earnings per share	1.48	0.71	1.30	3.23	2.81	2.42

(1)	Includes three weeks as a corporation.

     Pro forma net earnings reflect the results of Goldman Sachs as if our conversion to corporate form and related transactions had taken place at the beginning of 1999.

      Pro forma net earnings do not give effect to the following items due to their nonrecurring nature:

•	the employee initial public offering award of restricted stock units, for which future service is not required as a condition to the delivery of the underlying shares of common stock;

•	the initial irrevocable contribution of shares of common stock to the defined contribution plan;

•	the recognition of certain net tax assets; and

•	a contribution to The Goldman Sachs Foundation, a charitable foundation.

      Pro forma net earnings give effect to the following items:

•	interest expense on junior subordinated debentures issued to retired limited partners in exchange for their partnership interests;

•	compensation to managing directors who were profit participating limited partners for services rendered;

•	the effect of issuing restricted stock units to employees, in lieu of cash compensation, for which future service is required as a condition to the delivery of the underlying shares of common stock;

•	the amortization of the restricted stock units awarded to employees in connection with our initial public offering, for which future service is required as a condition to the delivery of the underlying shares of common stock; and

•	the provision for income taxes in corporate form.

For the purpose of calculating May 1999 pro forma diluted average common shares outstanding we used the initial public offering price of $53 per share from the beginning of fiscal 1999 until May 4, 1999, the day trading in our common stock commenced.

      Our net earnings of $340 million, or $0.71 per diluted share, in the three-month period ended May 1999 were reduced by $672 million, or $1.40 per diluted share, due to nonrecurring items associated with Goldman Sachs’ conversion to corporate form and related transactions. These nonrecurring items included (i) $2.26 billion for employee initial public offering awards, (ii) $200 million for a contribution to The Goldman Sachs Foundation, and (iii) a net tax benefit of $1.78 billion.

      The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Results by Segment

(in millions)

		Three Months			Six Months
		Ended May			Ended May

		2000	1999		2000	1999

Global Capital	Net revenues	$2,993	$2,720		$6,317	$4,979

Markets	Operating expenses	2,038	1,794		4,178	3,078

	Pre-tax earnings(1)	$955	$926		$2,139	$1,901

Asset Management	Net revenues	$1,162	$749		$2,331	$1,485

And Securities	Operating expenses	758	666		1,521	1,189

Services

	Pre-tax earnings(1)	$404	$83		$810	$296

Total	Net revenues	$4,155	$3,469		$8,648	$6,464

	Operating expenses(2)	2,897	4,956	(3)	5,911	6,763	(3)

	Pre-tax earnings/(loss)(1)	$1,258	$(1,487)		$2,737	$(299)

(1)	Prior to our conversion to corporate form, payments for services rendered by managing directors who were profit participating limited partners were accounted for as distributions of partners’ capital rather than as compensation and benefits expense. Upon conversion to corporate form in the second quarter of 1999, additional compensation expense was recorded equal to 50% of the estimated annual compensation and benefits of the managing directors who were profit participating limited partners in 1999 based on the annualized results for the first half of 1999. Accordingly, the pre-tax results for the three months ended May 1999 are not comparable with the three months ended May 2000.

(2)	Includes the ongoing amortization of employee initial public offering awards that has not been allocated to our segments.

(3)	Includes nonrecurring employee initial public offering awards of $2.26 billion and a charitable contribution to The Goldman Sachs Foundation of $200 million made at the time of our initial public offering that have not been allocated to our segments.

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

      The following table sets forth the net revenues of our Global Capital Markets segment:

Global Capital Markets Net Revenues

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	2000	1999	2000	1999

Financial Advisory	$712	$510	$1,295	$1,032

Underwriting	882	492	1,535	872

Investment Banking	1,594	1,002	2,830	1,904

FICC	634	911	1,650	1,787

Equities	1,086	618	1,944	1,073

Principal Investments	(321)	189	(107)	215

Trading and Principal Investments	1,399	1,718	3,487	3,075

Total	$2,993	$2,720	$6,317	$4,979

Three Months Ended May 2000 versus Three Months Ended May 1999.

      Net revenues in Global Capital Markets were $2.99 billion, an increase of 10% compared with the same 1999 period, reflecting a 59% growth in Investment Banking, partially offset by a 19% decrease in Trading and Principal Investments. Pre-tax earnings were $955 million compared to $926 million in the same period in 1999. Operating expenses increased 14%, principally due to higher levels of compensation commensurate with growth in net revenues, and increased costs associated with global expansion and higher levels of business activity.

      Net revenues in Investment Banking were $1.59 billion, 59% above last year’s second quarter. Net revenues in the Financial Advisory business increased 40% over the same period in 1999, primarily due to increased mergers and acquisitions activity in the high technology, financial institutions, and energy and power sectors. Underwriting net revenues increased 79% over the same period in 1999, as we capitalized on strong equity new issue activity in the communications, media and entertainment and high technology sectors. Net revenues increased in all major regions compared to the second quarter of 1999, particularly in Europe.

      Net revenues in Trading and Principal Investments were $1.40 billion, 19% below last year’s second quarter. FICC net revenues decreased 30% compared to a strong second quarter of

1999, as higher interest rates and widening credit spreads led to a slowdown in new issue transactions and general declines in secondary market activity across many fixed income products. Net revenues in Equities increased 76% over the same 1999 period, as increased customer flow and higher levels of market volatility led to growth in most components of the business. Net revenue growth was particularly strong in equity derivatives and Pan-European shares compared to the same prior year period. Principal Investments experienced negative net revenues of $321 million as significant market declines in technology and telecommunications stocks led to a partial reversal of unrealized gains recorded primarily in the prior two quarters.

Six Months Ended May 2000 versus Six Months Ended May 1999.

      Net revenues in Global Capital Markets were $6.32 billion, an increase of 27% compared with the same 1999 period, reflecting a 49% increase in Investment Banking and a 13% increase in Trading and Principal Investments. Pre-tax earnings were $2.14 billion compared to $1.90 billion in the same period in 1999. Operating expenses increased 36%, principally due to higher levels of compensation commensurate with growth in net revenues, and increased costs associated with global expansion and higher levels of business activity.

      Net revenues in Investment Banking were $2.83 billion, 49% above the same 1999 period. Net revenues in the Financial Advisory business increased 25% compared to the first half of 1999, principally due to active global mergers and acquisitions markets in the technology, communications, media and entertainment and financial institutions sectors, as well as an increase in the number of large transactions. Underwriting revenues increased 76% over the same period in 1999, primarily due to growth in the high technology and communications, media and entertainment sectors. Investment Banking net revenue growth was strong in all major regions compared to the first half of 1999.

      Net revenues in Trading and Principal Investments were $3.49 billion, 13% above the same 1999 period. FICC net revenues decreased 8% compared to a strong first half of 1999, as interest rate uncertainty and widening credit spreads led to reduced net revenues in corporate bonds, while reduced activity and liquidity in U.S. Treasury markets led to lower net revenues in government bonds. These decreases were partially offset by higher net revenues in our fixed income derivatives business, which benefited from increased customer activity. Net revenues in Equities increased 81% over the same 1999 period as higher transaction volumes and increased volatility led to growth across all components of the business, particularly in equity derivatives and global shares. Principal Investments experienced negative net revenues of $107 million, as significant market declines in technology and telecommunications stocks in the latter part of the period led to unrealized losses in our merchant banking portfolio. These losses were offset, in part, by increased gains on the disposition of investments compared with the prior year period.

Asset Management and Securities Services

      The components of the Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions include agency transactions for clients on major stock and futures exchanges and revenues from the increased share of the income and gains derived from our merchant banking funds.

      The following table sets forth the net revenues of our Asset Management and Securities Services segment:

Asset Management and Securities Services Net Revenues

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	2000	1999	2000	1999

Asset Management	$354	$214	$660	$416

Securities Services	252	174	490	381

Commissions	556	361	1,181	688

Total	$1,162	$749	$2,331	$1,485

      Our assets under supervision consist of assets under management and other client assets. Assets under management typically generate fees based on a percentage of their value and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. Other client assets consist of assets in brokerage accounts of primarily high-net-worth individuals, on which we earn commissions. Substantially all assets under supervision are valued as of calendar month-end.

      The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of May 31,		As of November 30,

	2000	1999	1999	1998

Assets under management	$276,610	$206,553	$258,045	$194,821

Other client assets	235,103	176,369	227,424	142,018

Total	$511,713	$382,922	$485,469	$336,839

Three Months Ended May 2000 versus Three Months Ended May 1999.

      Net revenues in Asset Management and Securities Services were $1.16 billion, an increase of 55% above the same prior year period as all major components of the business exhibited strong growth. Pre-tax earnings were $404 million compared to $83 million in the same period in 1999. Operating expenses increased 14%, principally due to higher levels of compensation commensurate with growth in net revenues, and increased costs associated with global expansion and higher levels of business activity.

      Net revenues in Asset Management increased 65% compared to last year’s second quarter, primarily reflecting a 34% increase in average assets under management as well as favorable changes in the composition of assets managed. Securities Services net revenues were 45% higher than the same 1999 period, primarily due to continued growth in our prime brokerage business and increased customer balances in securities lending and margin lending. Commissions increased 54% compared to the same period last year as transaction volumes in global equity markets rose to record levels.

Six Months Ended May 2000 versus Six Months Ended May 1999.

      Net revenues in Asset Management and Securities Services were $2.33 billion, an increase of 57% above the same prior year period due to increased contributions from all major components of the business. Pre-tax earnings were $810 million compared to $296 million in the same period in 1999. Operating expenses increased 28% due to higher levels of compensation commensurate with growth in net revenues, and increased costs associated with global expansion and higher levels of business activity.

      Net revenues in Asset Management increased 59% compared to the first half of 1999, primarily due to a 33% increase in average assets under management, as well as favorable changes in the composition of assets managed. Securities Services net revenues were 29% higher than the same 1999 period, reflecting growth in our prime brokerage business and substantial increases in average customer balances in our securities lending and margin lending businesses. These increases were partially offset by reduced spreads in our fixed income matched book. Commissions increased substantially compared to the same period last year as increased volatility in global equity markets led to record transaction volumes. Revenues from the increased share of income and gains from our merchant banking funds recognized in the first quarter of 2000 also contributed to the increase in Commissions.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months		Six Months
	Ended May		Ended May

	2000	1999	2000	1999

Compensation and benefits, excluding employee initial public offering awards	$2,077	$1,953	$4,324	$3,228

Nonrecurring employee initial public offering awards	—	2,257	—	2,257

Amortization of employee initial public offering awards	101	39	212	39

Brokerage, clearing and exchange fees	154	109	283	220

Market development	111	78	217	155

Communications and technology	100	71	193	149

Depreciation and amortization	102	61	203	158

Occupancy	101	67	196	145

Professional services and other	151	121	283	212

Charitable contribution	—	200	—	200

Total operating expenses	$2,897	$4,956	$5,911	$6,763

Employees at period end(1)	16,512	13,454

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services.

Three Months Ended May 2000 versus Three Months Ended May 1999.

      Operating expenses were $2.90 billion, a significant decrease compared to the same period in 1999, primarily due to the inclusion in May 1999 of nonrecurring charges associated with

Goldman Sachs’ conversion to corporate form and related transactions. These nonrecurring charges included $2.26 billion for employee initial public offering awards and $200 million for a contribution to The Goldman Sachs Foundation.

      Compensation and benefits expense was $2.08 billion, an increase of 6% over the same 1999 period. During the quarter ended May 1999, additional compensation expense was recorded equal to 50% of the estimated annual compensation and benefits of the managing directors who were profit participating limited partners in 1999 based on the annualized results for the first half of 1999. This was offset, in part, by the effect of issuing restricted stock units to employees with future service requirements, in lieu of a portion of ongoing cash compensation. As a result, compensation and benefits for the three months ended May 1999 is not comparable with the three months ended May 2000. The ratio of compensation and benefits to net revenues was 50% for the three months ended May 2000. Employment levels increased 23% from May 1999, reflecting growth in our businesses. Expenses associated with our temporary staff and consultants were $142 million, an increase of 64% compared with 1999, reflecting increased global expansion and consulting costs associated with technology initiatives.

      Brokerage, clearing and exchange fees increased 41% primarily due to higher transaction volumes in equity derivatives and Pan-European and U.S. shares. Market development expenses increased 42%, principally due to higher levels of business activity and global expansion. Communications and technology expenses increased 41%, reflecting higher telecommunications and market data costs associated with higher employment levels, and additional spending on technology initiatives. Occupancy expenses increased 51%, reflecting additional office space needed to accommodate growth in employment levels. Professional services and other expenses increased 25% due to higher levels of business activity.

Six Months Ended May 2000 versus Six Months Ended May 1999.

      Operating expenses were $5.91 billion, a 13% decrease compared to the same period in 1999, primarily due to the inclusion in May 1999 of nonrecurring charges of $2.46 billion associated with Goldman Sachs’ conversion to corporate form and related transactions. This decrease was partially offset by higher levels of compensation commensurate with higher net revenues and increased amortization of employee initial public offering awards.

      Compensation and benefits expense was $4.32 billion, an increase of 34% over the same 1999 period. The ratio of compensation and benefits to net revenues was 50%. Expenses associated with our temporary staff and consultants were $264 million, an increase of 43% compared with 1999, reflecting increased global expansion and consulting costs associated with technology initiatives.

      Brokerage, clearing and exchange fees increased 29% primarily due to higher transaction volumes in equity derivatives and European equities. Market development expenses increased 40%, principally due to higher levels of business activity and global expansion. Communications and technology expenses increased 30%, reflecting higher telecommunications and market data costs associated with higher employment levels, and additional spending on technology initiatives. Occupancy expenses increased 35%, reflecting additional office space needed to accommodate growth in employment levels. Professional services and other expenses increased 33% due to higher levels of business activity.

Provision for Taxes

      The provision for taxes for the six months ended May 2000 was $1.10 billion. Goldman Sachs’ effective tax rate year to date was 40%.

Liquidity

      Management believes that one of the most important issues for a company in the financial services sector is access to liquidity. Accordingly, Goldman Sachs has established a comprehensive structure to oversee its liquidity and funding policies, which are described below.

      Diversification of Funding Sources and Liquidity Planning. Goldman Sachs seeks to maintain broad and diversified funding sources with both banks and nonbank lenders globally. These diversified funding sources include insurance companies, mutual funds, banks, bank trust departments and other asset managers. Management believes that Goldman Sachs’ relationships with its lenders are critical to its liquidity.

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

      Asset Liquidity. Goldman Sachs maintains a highly liquid balance sheet. Many of our assets are readily funded in the repurchase agreement markets, which generally have proven to be a consistent source of funding even in periods of market stress. A substantial portion of our inventory turns over rapidly and is marked-to-market daily. We maintain long-term borrowings and stockholders’ equity substantially in excess of our less liquid assets.

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

The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	May		November
	2000		1999

	($ in billions, except
	per share amounts)

Total assets	$278		$250

Adjusted assets(1)	213		188

Leverage ratio(2)	23.4	x	24.7	x

Adjusted leverage ratio(3)	17.9	x	18.5	x

Book value per share(4)	$24.60		$20.94

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to certain provisions of Statement of Financial Accounting Standards No. 125.

(2)	Leverage ratio equals total assets divided by stockholders’ equity.

(3)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(4)	Book value per share was based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 483,995,863 as of May 2000 and 484,566,184 as of November 1999.

     As of May 2000, we held approximately $2.79 billion in high-yield debt and emerging market securities and $3.81 billion in bank loans. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

      As of May 2000, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was $3.31 billion, which consisted of corporate principal investments with an aggregate carrying value of $2.42 billion and real estate investments with an aggregate carrying value of $888 million.

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

      The following table sets forth our credit ratings as of May 2000:

	Short-Term Debt	Long-Term Debt

Moody’s Investors Service, Inc.	P-1	A1

Standard & Poor’s Ratings Services	A-1+	A+

Fitch IBCA, Inc.	F1+	AA-

CBRS Inc.	A-1 (High)	AA

Thomson Bankwatch	TBW-1	AA

Long-Term Debt

      As of May 2000, our consolidated long-term borrowings were $24.73 billion. Substantially all of these borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2024. The weighted average maturity of our long-term borrowings as of May 2000 was approximately five years. Substantially all of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rate and foreign exchange movements.

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

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

      The following developments have occurred with respect to certain matters previously reported under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 26, 1999, as updated by our Quarterly Report on Form 10-Q for the quarter ended February 25, 2000 and our Current Report on Form 8-K, filed May 4, 2000.

  HUD Litigation

      On April 17, 2000, the U.S. government served a notice of its election declining to intervene in the action.

Item 4:  Submission of Matters to a Vote of Security Holders

      On March 17, 2000, Group Inc. held its Annual Meeting of Shareholders. Further details concerning matters submitted to a vote of security holders can be found in our Quarterly Report on Form 10-Q for the quarter ended February 25, 2000.

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

      Additional information regarding these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained under the caption “Business — Certain Factors That May Affect Our Business” under Part I, Item 1 of our Annual Report on Form 10-K, for the fiscal year ended November 26, 1999.

Item 6:  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

10.1	Letter agreement, dated as of June 27, 2000, between The Goldman Sachs Group, Inc. and Mr. John L. Weinberg.
10.2	Lease Agreement, dated as of June 21, 2000, between 30 Hudson Street Lessor Urban Renewal L.L.C., 50 Hudson Street Lessor Urban Renewal L.L.C., GSJC 30 Hudson Urban Renewal L.L.C. and GSJC 50 Hudson Urban Renewal L.L.C.
10.3	Parent Guaranty, dated as of June 21, 2000, made by The Goldman Sachs Group, Inc. in favor of the Beneficiaries named therein.
10.4	Construction Agency Agreement, dated as of June 21, 2000, among 30 Hudson Street Lessor Urban Renewal L.L.C., 50 Hudson Street Lessor Urban Renewal L.L.C., GSJC 30 Hudson Urban Renewal L.L.C. and GSJC 50 Hudson Urban Renewal L.L.C.
10.5	Participation Agreement, dated as of June 21, 2000, among GSJC 30 Hudson Urban Renewal L.L.C., GSJC 50 Hudson Urban Renewal L.L.C., The Goldman Sachs Group, Inc., GSJC Land LLC, Hudson Street Lessor L.L.C., 30 Hudson Street Lessor Urban Renewal L.L.C., 50 Hudson Street Lessor Urban Renewal L.L.C., Various financial institutions named in Schedule II thereto, Hudson Street Lessor Investment Trust 2000-1, Wilmington Trust Company, Hudson Street Funding Corporation, Goldman, Sachs & Co., Hatteras Funding Corporation, Bank of America, National Association, Various Financial Institutions and The Chase Manhattan Bank.
11.1	Statement re computation of per share earnings.
12.1	Statement re computation of ratios of earnings to fixed charges.
15.1	Letter re Unaudited Interim Financial Information.
27.1	Financial Data Schedule.

      (b)  Reports on Form 8-K:

      On May 4, 2000, Group Inc. filed a Current Report on Form 8-K with respect to matters relating to the initial public offering of World Online.

      On May 10, 2000, Group Inc. filed a Current Report on Form 8-K (amended on May 12, 2000) attaching certain exhibits relating to its publicly registered debt securities.

      On June 20, 2000, Group Inc. filed a Current Report on Form 8-K reporting the firm’s net earnings for its fiscal second quarter ended May 26, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/SARAH G. SMITH

Name: Sarah G. Smith
Title: Principal Accounting Officer

Date: July 5, 2000