Form 10-Q
period 2000-08-25
GOLDMAN SACHS GROUP INC
filed 2000-10-10
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended August 25, 2000

or

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

        As of September 22, 2000, there were 454,235,989 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended August		Nine Months Ended August

	2000	1999	2000	1999

	(in millions, except share and per share amounts)
Revenues
Global capital markets

Investment banking	$1,316	$1,150	$4,131	$3,054

Trading and principal investments	2,112	1,423	5,543	4,540

Asset management and securities services	872	629	2,758	1,788

Interest income	4,551	3,238	12,579	9,269

Total revenues	8,851	6,440	25,011	18,651

Interest expense	4,324	3,032	11,836	8,779

Revenues, net of interest expense	4,527	3,408	13,175	9,872
Operating expenses

Compensation and benefits, excluding employee initial public offering awards	2,263	1,704	6,587	4,932

Nonrecurring employee initial public offering awards (1)	—	—	—	2,257

Amortization of employee initial public offering awards	102	115	314	154

Brokerage, clearing and exchange fees	136	108	419	328

Market development	126	92	343	247

Communications and technology	111	75	304	224

Depreciation and amortization	119	71	322	229

Occupancy	116	76	312	221

Professional services and other	181	85	464	297

Charitable contribution	—	—	—	200

Total operating expenses	3,154	2,326	9,065	9,089

Pre-tax earnings	1,373	1,082	4,110	783

Provision/(benefit) for taxes	549	444	1,644	(1,202)

Net earnings	$824	$638	$2,466	$1,985

Earnings per share

Basic	$1.71	$1.34	$5.10	$4.18

Diluted	1.62	1.32	4.85	4.11
Average common shares outstanding

Basic	481,252,647	474,694,245	483,403,066	474,698,130

Diluted	508,894,645	483,892,677	508,181,472	483,146,111

(1)	Includes expense of $666 million related to the initial irrevocable contribution of shares of common stock to a defined contribution plan.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	August 2000	November 1999

	(in millions, except share
	and per share amounts)
Assets

Cash and cash equivalents	$3,036	$3,055

Cash and securities segregated in compliance with U.S. federal and other regulations	14,370	9,135

Receivables from brokers, dealers and clearing organizations	5,167	4,490

Receivables from customers and counterparties	23,995	30,140

Securities borrowed	87,631	78,418

Securities purchased under agreements to resell	41,016	37,106

Right to receive securities	1,717	1,604
Financial instruments owned, at fair value

Commercial paper, certificates of deposit and time deposits	1,070	1,435

U.S. government, federal agency and sovereign obligations	24,056	22,193

Corporate debt	12,360	9,821

Equities and convertible debentures	20,902	16,381

State, municipal and provincial obligations	822	756

Derivative contracts	32,848	30,661

Physical commodities	444	562

Other assets	5,570	4,734

	$275,004	$250,491

Liabilities and Stockholders’ Equity

Short-term borrowings, including commercial paper	$37,917	$37,756

Payables to brokers, dealers and clearing organizations	3,420	2,129

Payables to customers and counterparties	57,879	57,405

Securities loaned	6,535	9,169

Securities sold under agreements to repurchase	42,697	40,183

Obligation to return securities	4,098	1,595
Financial instruments sold, but not yet purchased, at fair value

U.S. government, federal agency and sovereign obligations	23,062	19,170

Corporate debt	4,521	2,642

Equities and convertible debentures	13,019	14,002

Derivative contracts	32,786	28,488

Physical commodities	690	586

Other liabilities and accrued expenses	7,159	6,269

Long-term borrowings	28,528	20,952

	262,311	240,346
Commitments and contingencies
Stockholders’ Equity

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 455,226,134 and 441,421,899 shares issued, 454,535,989 and 441,421,899 shares outstanding as of August 2000 and November 1999, respectively	5	4

Restricted stock units; 67,361,270 and 76,048,404 units issued and outstanding as of August 2000 and November 1999, respectively	4,048	4,339

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, 7,440,362 shares issued and outstanding as of November 1999	—	—

Additional paid-in capital	7,728	7,359

Retained earnings	2,747	444

Unearned compensation	(1,681)	(2,038)

Accumulated other comprehensive (loss)/income	(89)	37

Treasury stock, at cost, par value $0.01 per share; 690,145 shares as of August 2000	(65)	—

Total stockholders’ equity	12,693	10,145

	$275,004	$250,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND PARTNERS’ CAPITAL
(UNAUDITED)

	Period Ended

	August 2000	November 1999

	(in millions, except
	per share amounts)
Partners’ capital

Balance, beginning of period	$—	$6,310

Transfer of beginning partners’ capital allocated for income taxes and potential withdrawals	—	74

Net earnings	—	2,264	(1)

Capital contributions	—	48

Return on capital and certain distributions to partners	—	(306)

Distributions of remaining partners’ capital	—	(4,520	)(2)

Exchange of partnership interests for shares of common stock	—	(3,901)

Transfer to accumulated other comprehensive income	—	31

Balance, end of period	—	—
Common stock, par value $0.01 per share

Balance, beginning of period	4	—

Issued	1	4

Balance, end of period	5	4
Restricted stock units

Balance, beginning of period	4,339	—

Granted	363	4,381

Delivered	(501)	—

Forfeited	(153)	(42)

Balance, end of period	4,048	4,339
Nonvoting common stock, par value $0.01 per share

Balance, beginning of period	—	—

Issued	—	—

Balance, end of period	—	—
Additional paid-in capital

Balance, beginning of period	7,359	—

Exchange of partnership interests for shares of common stock	—	3,901

Issuance of common stock	369	2,891

Issuance of common stock contributed to a defined contribution plan	—	674

Dividends paid	—	(107	)(3)

Balance, end of period	7,728	7,359
Retained earnings

Balance, beginning of period	444	—

Net earnings	2,466	444	(4)

Dividends paid	(163)	—

Balance, end of period	2,747	444
Unearned compensation

Balance, beginning of period	(2,038)	—

Restricted stock units granted	(363)	(2,334)

Restricted stock units forfeited	126	23

Amortization of restricted stock units	594	273

Balance, end of period	(1,681)	(2,038)
Accumulated other comprehensive (loss)/ income

Balance, beginning of period	37	—

Transfer from partners’ capital	—	(31)

Currency translation adjustment	(126)	68

Balance, end of period	(89)	37
Treasury stock, at cost, par value $0.01 per share

Balance, beginning of period	—	—

Shares repurchased	(65)	—

Balance, end of period	(65)	—

	$12,693	$10,145

(1)	Represents net earnings of the partnership from November 28, 1998 through May 6, 1999.
(2)	Represents the retired limited partners’ exchanges of partnership interests for cash and junior subordinated debentures, the redemption of senior limited partnership interests for cash and other distributions of partners’ capital in accordance with the partnership agreement.
(3)	Represents two quarterly dividends of $0.12 per common share each.
(4)	Represents net earnings of the corporation from May 7, 1999 through November 26, 1999.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended August

	2000	1999

	(in millions)
Cash flows from operating activities

Net earnings	$2,466	$1,985
Noncash items included in net earnings

Depreciation and amortization	322	229

Stock-based compensation	576	2,405
Changes in operating assets and liabilities

Cash and securities segregated in compliance with U.S. federal and other regulations	(5,235)	(1,058)

Net receivables from brokers, dealers and clearing organizations	614	116

Net payables to customers and counterparties	6,619	(3,812)

Securities borrowed, net	(11,847)	(9,025)

Financial instruments owned, at fair value	(9,187)	(5,983)

Financial instruments sold, but not yet purchased, at fair value	10,173	10,012

Other, net	474	(176)

Net cash used for operating activities	(5,025)	(5,307)
Cash flows from investing activities

Property, leasehold improvements and equipment	(990)	(368)

Financial instruments owned, at fair value	(118)	119

Net cash used for investing activities	(1,108)	(249)
Cash flows from financing activities

Short-term borrowings, net	(5,092)	720

Issuance of long-term borrowings	13,157	9,098

Repayment of long-term borrowings	(327)	(572)

Securities sold under agreements to repurchase, net	(1,396)	(2,842)

Common stock repurchased	(65)	—

Dividends paid	(163)	(53)

Capital contributions	—	48

Returns on capital and certain distributions to partners	—	(306)

Proceeds from issuance of common stock	—	2,639

Partners’ capital distributions, net	—	(4,112)

Net cash provided by financing activities	6,114	4,620

Net decrease in cash and cash equivalents	(19)	(936)

Cash and cash equivalents, beginning of period	3,055	2,836

Cash and cash equivalents, end of period	$3,036	$1,900

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Payments of income taxes were $1.59 billion and $236 million for the nine months ended August 25, 2000 and August 27, 1999, respectively.

Other, net for the nine months ended August 27, 1999 includes an increase in deferred tax assets of $1.78 billion associated with the firm’s conversion to corporate form and related transactions.

Noncash activities:

In connection with the firm’s conversion to corporate form, junior subordinated debentures of $371 million were issued to retired limited partners in exchange for their partnership interests.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August

	2000	1999	2000	1999

	(in millions)

Net earnings	$824	$638	$2,466	$1,985

Currency translation adjustment, net of tax	(16)	47	(126)	12

Comprehensive income	$808	$685	$2,340	$1,997

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

      The firm’s activities are divided into two segments:

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

      Unless otherwise stated herein, all references to August 2000 and August 1999 refer to the firm’s fiscal period ended, or the date, as the context requires, August 25, 2000 and August 27, 1999, respectively. All references to November 1999 refer to the firm’s fiscal year ended, or the date, as the context requires, November 26, 1999.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

  Accounting Developments

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The firm intends to adopt the provisions of SFAS No. 140 in 2001 and is currently assessing its effect.

      In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective concurrently with SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133”, which deferred to fiscal years beginning after June 15, 2000 the effective date of the accounting and reporting requirements of SFAS No. 133. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as “derivatives”), and for hedging activities. These statements require that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The firm intends to adopt the provisions of SFAS No. 133 deferred by SFAS No. 137 and amended by SFAS No. 138 in fiscal 2001 and is currently assessing its effect.

      In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP No. 98-1 requires capitalization of certain internal use software costs. SOP No. 98-1 was adopted by the firm in the first quarter of fiscal 2000 and was not material to the firm’s financial condition or its results of operations for the quarter and nine months ended August 2000.

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

      The fair value of derivative financial instruments used for trading purposes, computed in accordance with the firm’s netting policy, is set forth below:

	As of August 2000		As of November 1999

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Forward settlement contracts	$4,680	$4,419	$4,555	$4,625

Swap agreements	15,507	14,982	12,052	11,587

Option contracts	12,659	13,335	14,018	12,274

Total	$32,846	$32,736	$30,625	$28,486

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

      The fair value and carrying value of derivatives used for nontrading purposes are set forth below:

	As of August 2000		As of November 1999

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Fair value	$13	$595	$3	$159

Carrying value	2	50	36	2

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

      Short-term borrowings are set forth below:

	As of

	August 2000	November 1999

	(in millions)

Commercial paper	$15,201	$9,403

Promissory notes	13,330	11,061

Bank loans and other(1)	9,386	17,292

Total	$37,917	$37,756

(1)	As of August 2000 and November 1999, short-term borrowings included $5.95 billion and $10.82 billion, respectively, of long-term borrowings maturing within one year.

     The firm maintains unencumbered securities with a market value in excess of all uncollateralized short-term borrowings.

Note 5.  Equity

      In March 2000, the Board of Directors of Group Inc. approved a common stock repurchase program authorizing the repurchase of up to 15 million shares of the firm’s common stock. For the nine months ended August 2000, the firm repurchased 690,145 shares of its common stock.

      On August 21, 2000, Sumitomo Bank Capital Markets, Inc. exchanged all 7,440,362 shares of its nonvoting common stock, par value $0.01 per share, of Group Inc. for an equal number of shares of common stock.

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

      The computations of basic and diluted EPS are set forth below:

	Three Months Ended August		Nine Months Ended August

	2000	1999	2000	1999

	(in millions, except share and per share amounts)

Numerator for basic and diluted EPS — earnings available to common stockholders	$824	$638	$2,466	$1,985

Denominator for basic EPS — weighted average number of common shares(1)	481,252,647	474,694,245	483,403,066	474,698,130

Effect of dilutive securities Restricted stock units	17,101,019	4,987,721	14,775,882	4,508,530

Stock options	10,540,979	4,210,711	10,002,524	3,939,451

Dilutive potential common shares	27,641,998	9,198,432	24,778,406	8,447,981

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	508,894,645	483,892,677	508,181,472	483,146,111

Basic EPS	$1.71	$1.34	$5.10	$4.18

Diluted EPS	1.62	1.32	4.85	4.11

(1)	Includes common stock and nonvoting common stock as well as restricted stock units awarded to employees for which no future service is required as a condition to the delivery of the underlying shares of common stock.

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

Note 8.  Regulated Subsidiaries

      GS&Co. is a registered U.S. broker-dealer subsidiary, which is subject to the Securities and Exchange Commission’s “Uniform Net Capital Rule,” and has elected to compute its net capital in accordance with the “Alternative Net Capital Requirement” of that rule. As of August 2000, GS&Co. had regulatory net capital, as defined, of $4.31 billion, which exceeded the amount required by $3.63 billion.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      GSI, a registered U.K. broker-dealer and subsidiary of Group Inc., is subject to the capital requirements of the Securities and Futures Authority Limited, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of August 2000, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of August 2000, these subsidiaries were in compliance with their local capital adequacy requirements.

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

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months		Nine Months
		Ended August		Ended August

		2000	1999	2000	1999

		(in millions)

Global Capital	Net revenues	$3,436	$2,597	$9,753	$7,576

Markets	Operating expenses	2,211	1,623	6,389	4,701

	Pre-tax earnings	$1,225	$974	$3,364	$2,875

	Segment assets	$143,039	$116,680	$143,039	$116,680

Asset Management	Net revenues	$1,091	$811	$3,422	$2,296

and Securities	Operating expenses	841	588	2,362	1,777

Services	Pre-tax earnings	$250	$223	$1,060	$519

	Segment assets	$130,974	$118,283	$130,974	$118,283

Total	Net revenues	$4,527	$3,408	$13,175	$9,872

	Operating expenses(1)	3,154	2,326	9,065	9,089	(3)

	Pre-tax earnings	$1,373	$1,082	$4,110	$783

	Total assets(2)	$275,004	$236,273	$275,004	$236,273

(1)	Includes the ongoing amortization of employee initial public offering awards that has not been allocated to the firm’s segments.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain other assets that are not allocable to a particular segment.

(3)	Includes nonrecurring employee initial public offering awards of $2.26 billion and a charitable contribution to The Goldman Sachs Foundation of $200 million made at the time of the firm’s initial public offering that have not been allocated to the firm’s segments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Note 10.  Subsequent Events

      The Board of Directors of Group Inc. declared a dividend of $0.12 per share to be paid on November 20, 2000 to common stockholders of record on October 23, 2000.

      On September 11, 2000, the firm announced an agreement to combine with Spear, Leeds & Kellogg, L.P. (“SLK”), a leader in securities clearing and execution, floor-based market making and off-floor market making. As part of this agreement, the consideration will include approximately 34 million shares of Group Inc. common stock and approximately $2 billion in cash. In addition, the firm is establishing a $900 million retention pool in Group Inc. common stock for all SLK employees, which will have varying vesting and delivery provisions. The transaction is expected to close before year-end, and is subject to customary regulatory and other approvals.

Review Report of Independent Accountants

To the Directors and Shareholders,

The Goldman Sachs Group, Inc.

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the “Company”) as of August 25, 2000, the related condensed consolidated statements of earnings for the three and nine months ended August 25, 2000 and August 27, 1999, the condensed consolidated statement of changes in stockholders’ equity and partners’ capital for the nine months ended August 25, 2000, the condensed consolidated statements of cash flows for the nine months ended August 25, 2000 and August 27, 1999, and the condensed consolidated statements of comprehensive income for the three and nine months ended August 25, 2000 and August 27, 1999. These condensed financial statements are the responsibility of the Company’s management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries as of November 26, 1999, and the related consolidated statements of earnings, changes in stockholders’ equity and partners’ capital, cash flows and comprehensive income for the year ended November 26, 1999 (not presented herein); and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 26, 1999, and the condensed consolidated statement of changes in stockholders’ equity and partners’ capital for the year ended November 26, 1999, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

October 9, 2000.

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

      Unless specifically stated otherwise, all references to August 2000 and August 1999 refer to our fiscal period ended, or the date, as the context requires, August 25, 2000 and August 27, 1999, respectively. All references to November 1999 and November 1998, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 26, 1999 and November 27, 1998, respectively.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean, prior to our conversion to corporate form, The Goldman Sachs Group, L.P., a Delaware limited partnership, and its consolidated subsidiaries and, after our conversion to corporate form, The Goldman Sachs Group, Inc. (“Group Inc.”), a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      During the quarter, economic growth in the world economy continued to be strong, although the pace of growth slowed primarily as a result of earlier increases in interest rates, stabilization in asset prices and rising oil prices.

      Growth in the U.S. economy was driven by strong exports and corporate investment. Despite these factors, the rate of growth declined during the quarter as some elements of consumer spending slowed and residential investment fell. U.S. equity markets rebounded from the sharp declines at the end of the prior quarter, particularly the Nasdaq which gained 23% during the fiscal quarter. The fixed income markets generally benefited from narrowing credit spreads and steady short-term interest rates.

      The European economy continued to grow at a healthy rate, fueled by strong growth in foreign demand, consumer spending and corporate investment. During the quarter, the European Central Bank continued to raise short-term rates in response to inflation and the weakness of the euro.

      Economic growth in Japan slowed from the exceptional rates recorded earlier in the year. Despite this slowdown, deflationary pressures receded and growth in investment rose significantly amidst a rebound in corporate profitability. The Bank of Japan’s zero-rate policy was terminated and interest rates were raised for the first time in a decade. Growth fell back to more normal rates in several other Asian economies as exports slowed modestly, and corporate investment failed to rebound to earlier levels.

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

      2.  Ongoing Stock-Based Compensation. As part of compensation, restricted stock units and other forms of stock-based compensation can be awarded to employees. Of the total restricted stock units that were granted at the end of November 1999, approximately 50% require future service as a condition to the delivery of the underlying shares of common stock. In accordance with Accounting Principles Board Opinion No. 25, these restricted stock units with future service requirements will generally be recorded as compensation expense over the four-year service period following the date of grant as follows: 52%, 28%, 14% and 6% in years one, two, three and four, respectively.

      3.  Amortization of Employee Initial Public Offering Awards. We have recorded, and will continue to record over the five-year vesting period following the date of grant, noncash expense related to the amortization of certain restricted stock units awarded to employees in connection with our initial public offering. These restricted stock units had a value of $1.76 billion at date of grant, approximately 26% of which was amortized as a noncash expense, after giving effect to forfeitures, in the 12 months following the date of grant. The remaining 74% of the value of these restricted stock units is being amortized over the next four years as follows: 26%, 26%, 15% and 7% in years two, three, four and five, respectively.

      4.  Income Taxes. As a corporation, our operating results have become, and will continue to be, subject to U.S. federal, state and local corporate income taxes, and, therefore, to a higher tax rate than we incurred as a partnership. Our effective tax rate for the quarter and the nine-month period ended August 2000 was 40%.

Overview

      The following table sets forth a summary of our financial results:

Financial Overview

(in millions, except per share amounts)

	Three Months Ended August			Nine Months Ended August

	Actual		Pro Forma	Actual		Pro Forma

	2000	1999	1999	2000	1999(1)	1999

Net revenues	$4,527	$3,408	$3,408	$13,175	$9,872	$9,865

Pre-tax earnings	1,373	1,082	1,082	4,110	783	3,041

Net earnings	824	638	638	2,466	1,985	1,794

Diluted earnings per share	1.62	1.32	1.31	4.85	4.11	3.73

(1)	Includes 23 weeks as a partnership.

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

For the purpose of calculating pro forma diluted average common shares outstanding for the quarter and nine months ended August 1999 we used the initial public offering price of $53 per share from the beginning of fiscal 1999 until May 4, 1999, the day trading in our common stock commenced.

      The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Results by Segment

(in millions)

		Three Months		Nine Months
		Ended August		Ended August

		2000	1999	2000	1999

Global Capital	Net revenues	$3,436	$2,597	$9,753	$7,576

Markets	Operating expenses	2,211	1,623	6,389	4,701

	Pre-tax earnings	$1,225	$974	$3,364	$2,875

Asset Management	Net revenues	$1,091	$811	$3,422	$2,296

And Securities	Operating expenses	841	588	2,362	1,777

Services	Pre-tax earnings	$250	$223	$1,060	$519

Total	Net revenues	$4,527	$3,408	$13,175	$9,872

	Operating expenses(1)	3,154	2,326	9,065	9,089	(2)

	Pre-tax earnings	$1,373	$1,082	$4,110	$783

(1)	Includes the ongoing amortization of employee initial public offering awards that has not been allocated to our segments.

(2)	Includes nonrecurring employee initial public offering awards of $2.26 billion and a charitable contribution to The Goldman Sachs Foundation of $200 million made at the time of our initial public offering that have not been allocated to our segments.

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

      The following table sets forth the net revenues of our Global Capital Markets segment:

Global Capital Markets Net Revenues

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2000	1999	2000	1999

Financial Advisory	$673	$616	$1,968	$1,648

Underwriting	648	534	2,183	1,406

Investment Banking	1,321	1,150	4,151	3,054

FICC	872	661	2,522	2,448

Equities	763	458	2,707	1,531

Principal Investments	480	328	373	543

Trading and Principal Investments	2,115	1,447	5,602	4,522

Total	$3,436	$2,597	$9,753	$7,576

Three Months Ended August 2000 versus Three Months Ended August 1999

      Net revenues in Global Capital Markets increased 32% to $3.44 billion, reflecting strong revenue growth in Investment Banking and Trading and Principal Investments. Operating expenses increased 36%, principally due to higher levels of compensation commensurate with growth in net revenues, and increased costs associated with global expansion, higher employment levels and increased business activity. Pre-tax earnings were $1.23 billion compared to $974 million in 1999.

      Net revenues in Investment Banking increased 15% to $1.32 billion. Revenue growth was strong in all major regions. Financial Advisory net revenues increased 9% as we capitalized on increased mergers and acquisitions activity in the communications, media and entertainment and high technology sectors. Net revenues in Underwriting increased 21% as we benefited from increased new issue activity in global equity markets. Net revenue growth was largely driven by strong performances in the communications, media and entertainment and high technology sectors. Our investment banking transaction backlog as of August 2000 remained strong.

      Net revenues in Trading and Principal Investments increased 46% to $2.12 billion. FICC net revenues increased 32%, primarily due to increased customer flow in fixed income derivatives and improved performances in the Japanese and European government bond businesses, partially offset by lower net revenues from decreased customer activity in our commodities and high-yield businesses. Net revenues in Equities rose 67%, primarily resulting from strength in equity derivatives and higher transaction volumes in our U.S. and European shares businesses. Principal Investments net revenues increased 46% to $480 million. These net revenues included significant gains, balanced between realized and unrealized, on certain of our merchant banking investments in the high technology and telecommunications sectors.

Nine Months Ended August 2000 versus Nine Months Ended August 1999

      Net revenues in Global Capital Markets increased 29% to $9.75 billion, reflecting strong performances in both Investment Banking and Trading and Principal Investments. Operating expenses increased 36%, principally due to higher levels of compensation commensurate with growth in net revenues, and increased costs associated with global expansion and higher levels of business activity. Pre-tax earnings were $3.36 billion compared to $2.88 billion in 1999.

      Investment Banking net revenues increased 36% to $4.15 billion. Net revenues in Financial Advisory and Underwriting increased 19% and 55%, respectively, reflecting continued strength in our mergers and acquisitions and equity new issues businesses, particularly in the communications, media and entertainment and high technology sectors. Net revenue growth was strong in all major regions.

      Net revenues in Trading and Principal Investments increased 24% to $5.60 billion. FICC net revenues grew 3%, as increased customer flow in our fixed income derivatives business was partially offset by lower net revenues in our credit-sensitive (which includes high-yield debt, bank loans and investment-grade corporate debt), commodities and U.S. government bond businesses. Net revenues in Equities increased 77%, primarily due to strength in equity derivatives and higher transaction volumes in our U.S. and European shares businesses. Principal Investments decreased 31% primarily due to lower unrealized gains in technology and telecommunications stocks, partially offset by higher net revenues from the disposition of investments.

Asset Management and Securities Services

      The components of the Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions include agency transactions for clients on major stock and futures exchanges and revenues from the increased share of the income and gains derived from our merchant banking funds.

      The following table sets forth the net revenues of our Asset Management and Securities Services segment:

Asset Management and Securities Services Net Revenues

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2000	1999	2000	1999

Asset Management	$327	$221	$987	$637

Securities Services	234	195	724	576

Commissions	530	395	1,711	1,083

Total	$1,091	$811	$3,422	$2,296

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

      The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of August 31,		As of November 30,

	2000	1999	1999	1998

Assets under management	$307,851	$220,522	$258,045	$194,821

Other client assets	273,090	192,034	227,424	142,018

Total	$580,941	$412,556	$485,469	$336,839

Three Months Ended August 2000 versus Three Months Ended August 1999

      Net revenues in Asset Management and Securities Services increased 35% to $1.09 billion as all major components of the business exhibited strong growth. Operating expenses increased 43%, principally due to higher levels of compensation commensurate with growth in net revenues, and increased costs associated with global expansion, higher employment levels and increased business activity. Pre-tax earnings were $250 million compared to $223 million in 1999.

      Net revenues in Asset Management increased 48%, primarily reflecting a 37% increase in average assets under management as well as favorable changes in the composition of assets managed. Strong net inflows and market appreciation led to the growth in assets under management. Securities Services net revenues were 20% higher, primarily due to increased customer balances in securities lending and margin lending, partially offset by reduced spreads in the fixed income matched book. Commissions increased 34%, primarily due to higher transaction volumes in global equity markets. Revenues from the increased share of income and gains from our merchant banking funds also contributed to the increase in Commissions.

Nine Months Ended August 2000 versus Nine Months Ended August 1999

      Net revenues in Asset Management and Securities Services increased 49% to $3.42 billion, due to increased contributions from all major components of the business. Operating expenses increased 33% due to higher levels of compensation commensurate with growth in net revenues, and increased costs associated with global expansion and higher levels of business activity. Pre-tax earnings were $1.06 billion compared to $519 million in 1999.

      Net revenues in Asset Management increased 55%, primarily due to a 35% increase in average assets under management, as well as favorable changes in the composition of assets managed. Securities Services net revenues increased 26%, reflecting the impact of higher customer balances in our securities lending and margin lending businesses. This increase was partially offset by reduced spreads in our fixed income matched book. Commissions increased 58% due to increased worldwide transaction volumes and higher net revenues from the increased share of income and gains from our merchant banking funds.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2000	1999	2000	1999

Compensation and benefits, excluding employee initial public offering awards	$2,263	$1,704	$6,587	$4,932

Nonrecurring employee initial public offering awards	—	—	—	2,257

Amortization of employee initial public offering awards	102	115	314	154

Brokerage, clearing and exchange fees	136	108	419	328

Market development	126	92	343	247

Communications and technology	111	75	304	224

Depreciation and amortization	119	71	322	229

Occupancy	116	76	312	221

Professional services and other	181	85	464	297

Charitable contribution	—	—	—	200

Total operating expenses	$3,154	$2,326	$9,065	$9,089

Employees at period end (1)	18,666	14,454

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services.

Three Months Ended August 2000 versus Three Months Ended August 1999

      Operating expenses increased 36% to $3.15 billion, primarily reflecting increased compensation and benefits commensurate with higher net revenues levels.

      Compensation and benefits expense increased 33% to $2.26 billion. The ratio of compensation and benefits to net revenues was 50% for each of the quarters ended August 2000 and August 1999. Employment levels increased 29%, reflecting growth in our businesses. Expenses associated with our temporary staff and consultants were $183 million, an increase of 71%, reflecting increased global expansion and consulting costs associated with technology initiatives.

      Brokerage, clearing and exchange fees increased 26% primarily due to higher levels of trading volumes in equity derivatives and U.S. equities. Market development expenses increased 37%, principally due to higher levels of travel and entertainment costs associated with growth in employment levels and business activity. Communications and technology expenses increased 48%, reflecting higher telecommunications and market data costs associated with higher employment levels. Additional spending on technology initiatives also led to the increase in communications and technology expenses. Depreciation and amortization expenses increased 68% primarily due to additional technology-related equipment expenditures, leasehold improvements and telecommunications equipment needed for our continued global expansion. Occupancy expenses increased 53%, reflecting continued office expansion needed to accommodate growth in employment levels. Professional services and other expenses increased significantly due to increased business activity.

Nine Months Ended August 2000 versus Nine Months Ended August 1999

      Operating expenses of $9.07 billion remained at prior year levels. In 1999, operating expenses included nonrecurring charges associated with Goldman Sachs’ conversion to corporate form and related transactions. These nonrecurring charges included $2.26 billion for employee initial public offering awards and $200 million for a contribution to The Goldman Sachs Foundation. Excluding the effect of these nonrecurring charges, operating expenses increased 37%.

      Compensation and benefits expense increased 34% to $6.59 billion. The ratio of compensation and benefits to net revenues was 50% for each of the nine-month periods ended August 2000 and August 1999. Expenses associated with our temporary staff and consultants were $447 million, an increase of 53% compared with 1999, reflecting increased global expansion and consulting costs associated with technology initiatives.

      Brokerage, clearing and exchange fees increased 28% primarily due to higher transaction volumes in equity derivatives and U.S. and European equities. Market development expenses increased 39%, principally due to higher levels of travel and entertainment costs associated with growth in employment levels and business activity. Communications and technology expenses increased 36%, reflecting higher telecommunications and market data costs associated with higher employment levels, and additional spending on technology initiatives. Depreciation and amortization expenses increased 41% primarily due to leasehold improvements and technology-related and telecommunications equipment in support of our increased worldwide activities. Occupancy expenses increased 41%, reflecting global office expansion needed to accommodate increased employment levels. Professional services and other expenses increased 56% due to higher levels of business activity.

Provision for Taxes

      The provision for taxes for the quarter and nine months ended August 2000 was $549 million and $1.64 billion, respectively. Goldman Sachs’ effective tax rate for the quarter and year to date was 40%.

Liquidity

      Management believes that one of the most important issues for a company in the financial services sector is access to liquidity. Accordingly, Goldman Sachs has established a comprehensive structure to oversee its liquidity and funding policies, which are described below.

      Diversification of Funding Sources and Liquidity Planning. Goldman Sachs seeks to maintain broad and diversified funding sources globally. These diversified funding sources include insurance companies, mutual funds, banks, bank trust departments and other asset managers. Management believes that Goldman Sachs’ relationships with its lenders are critical to its liquidity.

      We access liquidity in a variety of markets in the United States, Europe and Asia. We make extensive use of the repurchase agreement markets and have raised debt publicly as well as in the private placement and commercial paper markets, and through Eurobonds, money broker loans, commodity-based financings, letters of credit and promissory notes. We seek to structure our liabilities to avoid significant amounts of debt coming due on any one day or during any single week or year.

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

The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	August		November
	2000		1999

	($ in billions, except
	per share amounts)

Total assets	$275		$250

Adjusted assets(1)	199		188

Leverage ratio(2)	21.7	x	24.7	x

Adjusted leverage ratio(3)	15.6	x	18.5	x

Book value per share(4)	$26.43		$20.94

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to certain provisions of Statement of Financial Accounting Standards No. 125.

(2)	Leverage ratio equals total assets divided by stockholders’ equity.

(3)	Adjusted leverage ratio equals adjusted assets divided by stockholders’ equity.

(4)	Book value per share was based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 480,263,530 as of August 2000 and 484,566,184 as of November 1999.

     As of August 2000, we held approximately $2.43 billion in high-yield debt and emerging market securities and $2.55 billion in bank loans. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

      As of August 2000, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was $3.54 billion, which consisted of corporate principal investments with an aggregate carrying value of $2.63 billion and real estate investments with an aggregate carrying value of $913 million.

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

      The following table sets forth our credit ratings as of August 2000:

	Short-Term Debt	Long-Term Debt

CBRS	A-1 (High)	AA

Fitch	F1+	AA-

Moody’s	P-1	A1

Standard & Poor’s	A-1+	A+

Thomson Financial BankWatch	TBW-1	AA

Long-Term Debt

      As of August 2000, our consolidated long-term borrowings were $28.53 billion. Substantially all of these borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2024. The weighted average maturity of our long-term borrowings as of August 2000 was approximately five years. Substantially all of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rate and foreign exchange movements.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 26, 1999, as updated by our Quarterly Reports on Form 10-Q for the quarters ended February 25, 2000 and May 26, 2000.

Antitrust Matters

      The Goldman Sachs Group, Inc. is a named defendant in a purported class action filed on August 17, 2000 in the U.S. District Court for the Southern District of Florida by an alleged issuer in a 1996 initial public offering. The action asserts substantively similar allegations to the New York action which alleges a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings. On October 2, 2000, defendants, most of which are named in the New York action, moved to transfer the action to the New York federal court.

      In the lawsuit alleging a conspiracy to preclude the multiple listing of equity options on the exchanges, certain defendants including Hull Trading Co. L.L.C. have entered into a settlement, subject to court approval, pursuant to which Hull will be required to pay an aggregate of $2.475 million.

Rockefeller Center Properties, Inc. Litigation

      On July 18, 2000, the federal district court granted plaintiffs’ motion for leave to file an amended complaint. Defendants have renewed their motion to dismiss with respect to the amended complaint.

Reichhold Chemicals Litigation

      The lawsuit brought by Reichhold Chemicals, Inc. and Reichhold Norway ASA was dismissed on August 29, 2000 pursuant to a settlement.

HUD Litigation

      The civil action under the qui tam provisions of the federal False Claims Act was voluntarily dismissed without prejudice on August 28, 2000.

Laidlaw Bondholders Litigation

      Goldman, Sachs & Co. has been named as a defendant in purported class actions filed on September 24, 2000 in the U.S. District Court for the Southern District of New York and on September 22, 2000 in the U.S. District Court for the District of South Carolina arising from certain offerings of debentures by Laidlaw, Inc. during 1997-1999. The defendants include Laidlaw, certain of its officers and directors, the lead underwriters for the offerings (including Goldman, Sachs & Co., which was lead manager in the offerings), and Laidlaw’s outside auditors. The offerings included a total of $1.125 billion principal amount of debentures, of which Goldman, Sachs & Co. underwrote $286.25 million.

      The lawsuits, brought by certain institutional holders of the debentures, allege that the prospectuses issued in connection with the offerings were false and misleading in violation of the disclosure requirements of the federal securities laws. The plaintiffs are seeking, among other things, unspecified damages.

World Online Litigation

      On September 11, 2000, several Dutch World Online shareholders as well as a Dutch entity purporting to represent the interests of certain World Online shareholders commenced a proceeding in Amsterdam District Court against “ABN AMRO Bank N.V., also acting under the name of ABN AMRO Rothschild”, alleging misrepresentations and omissions relating to the initial public offering of World Online in March 2000. The lawsuit seeks, among other things, the return of the purchase price of the shares purchased by the plaintiffs or unspecified damages. Neither Goldman, Sachs & Co. nor Goldman Sachs International has been named in the proceeding, but the firm and ABN AMRO Rothschild served as joint global co-ordinators of the offering.

Item 2: Changes in Securities and Use of Proceeds

      On August 21, 2000, Sumitomo Bank Capital Markets, Inc. exchanged all 7,440,362 shares of its nonvoting common stock, par value $.01 per share, of Group Inc. for an equal number of shares of common stock. The issuance of common stock upon exchange was not registered under the Securities Act of 1933 in reliance on Section 3(a)(9) thereof as involving exclusively the exchange of one security of Group Inc. for another security of Group Inc. where no commission or other remuneration was paid in connection with the exchange.

Item 5: Other Information

Cautionary Statement Pursuant to The Private Securities

Litigation Reform Act of 1995

      We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, the following:

•	a decline in general economic conditions or the global financial markets;

•	losses due to unidentified or unanticipated risks;

•	competitive pressure, including for our employees;

•	a lack of liquidity, i.e., ready access to funds, for use in our business;

•	losses caused by financial or other problems experienced by third parties; and

•	volatility or a downturn in the technology and communications sectors.

      Additional information regarding these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in our prospectus, dated August 1, 2000 (as filed with the SEC on August 2), under the caption “Risk Factors”.

      Forward-looking statements regarding the expected date of completion of the transaction with Spear, Leeds & Kellogg, L.P. are subject to the risk that the closing conditions will not be satisfied, including the risk that the necessary regulatory and other approvals will not be obtained.

      Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. Other important factors that could adversely affect our investment banking transactions are contained in our prospectus, dated August 1, 2000 (as filed with the SEC on August 2), under the caption “Risk Factors”.

Rule 144 Sales Program

      On September 22, 2000, our Board of Directors approved a program to permit the former profit participating limited partners of The Goldman Sachs Group, L.P. and the former owners of our Hull subsidiary to sell, in a coordinated manner, a portion of their shares of common stock in accordance with the volume and manner of sale limitations of Rule 144 under the Securities Act of 1933. Sales under the program commenced on September 25, 2000.

Item 6: Exhibits and Reports on Form 8-K

      (a)  Exhibits:

2.1	Agreement and Plan of Merger, dated as of September 10, 2000, by and between The Goldman Sachs Group, Inc. and SLK LLC.
10.1	Form of Indemnification Agreement, dated as of July 5, 2000.
10.2	Form of Amendment No. 1, dated as of July 10, 2000, to the Pledge Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit F to Amendment No. 4 to Schedule 13D, filed July 11, 2000 (No. 005-56295)).
10.3	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999.
11.1	Statement re computation of per share earnings.
12.1	Statement re computation of ratios of earnings to fixed charges.
15.1	Letter re Unaudited Interim Financial Information.
27.1	Financial Data Schedule.

      (b)  Reports on Form 8-K:

      On July 18, 2000, Group Inc. filed a Current Report on Form 8-K reporting the sale of $1,250,000,000 principal amount of its 7.625% Notes due 2005.

      On July 31, 2000, Group Inc. filed a Current Report on Form 8-K reporting the waiver of transfer restrictions to permit its former partners to pledge Group Inc. common stock to obtain loan commitments to invest in certain merchant banking funds sponsored by Group Inc.

      On September 11, 2000, Group Inc. filed a Current Report attaching its press release announcing the agreement to combine with Spear, Leeds & Kellogg, L.P.

      On September 19, 2000, Group Inc. filed a Current Report on Form 8-K reporting the firm’s net earnings for its fiscal third quarter ended August 25, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH G. SMITH

Name: Sarah G. Smith
Title: Principal Accounting Officer

Date: October 10, 2000