Form 10-K405
period 2000-11-24
GOLDMAN SACHS GROUP INC/
filed 2001-02-16
CIK 886982

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 24, 2000	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 85 Broad Street New York, N.Y. (Address of principal executive offices)	13-4019460 (I.R.S. employer identification no.) 10004 (Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share, and attached Shareholder Protection Rights	New York Stock Exchange

Medium-Term Notes, Series B, Index-Linked Notes due 2002 (Linked to the Nikkei 225); 0.25% Exchangeable Notes due 2007 (Exchangeable for Common Stock of EMC Corporation); Index-Linked Notes due 2004 (Linked to the Nasdaq-100 Index®); 1% Exchangeable Notes due 2007 (Exchangeable for Common Stock of Enron Corporation); 8% Reset YES Notes due 2002 (Yield-Enhanced Securities Subject to Mandatory Exchange for Common Stock of Brocade Communications Systems, Inc.); 0.50% Exchangeable Notes due 2007 (Exchangeable for Common Stock of Texas Instruments, Inc.); 0.75% Exchangeable Notes due 2005 (Exchangeable for Common Stock of American Express Company); 0.25% Exchangeable Index-Linked Notes due 2005 (Linked to the Nasdaq-100 Index®); 0.25% Exchangeable Index-Linked Notes due November 7, 2005 (Linked to the Nasdaq-100 Index®); and 1% Exchangeable Basket-Linked Notes due 2007 (Linked to a Basket of Three Stocks)
American Stock Exchange

Medium-Term Notes, Series B, 2.00% Exchangeable Notes due 2006 (Exchangeable for Common Stock of Wells Fargo & Company); 7.35% Notes due 2009; 7.50% Notes due 2005; and 7.80% Notes due 2010	New York Stock Exchange

Medium-Term Notes, Series B, Callable Index- Linked Notes due 2003 (Linked to the GSTITM Internet Index)	Chicago Board Options Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes    No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

    As of February 5, 2001, there were 481,577,437 shares of the registrant’s common stock outstanding.

    As of February 5, 2001, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $48.5 billion.

    Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s 2000 Annual Report to Shareholders are incorporated by reference in this Form 10-K in response to Part II, Items 5, 6, 7, 7A and 8, and Part IV, Item 14. Portions of The Goldman Sachs Group, Inc.’s Proxy Statement to be dated on or about February 22, 2001, for its 2001 Annual Meeting of Shareholders to be held on April 6, 2001, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE ITEMS 14(a)(1) AND 14(a)(2)
CONDENSED STATEMENTS OF EARNINGS (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF FINANCIAL CONDITION (PARENT COMPANY ONLY)
SIGNATURES
FORM OF NON-EMPLOYEE DIRECTOR OPTION AGREEMENT
FORM OF NON-EMPLOYEE DIRECTOR RSU AGREEMENT
AMENDMENT TO THE KAA LETTER AGREEMENT
AMENDMENT TO THE SUMITOMO LETTER AGREEMENT
AMENDMENT TO THE KAA LETTER AGREEMENT
AMENDMENT TO THE SUMITOMO LETTER AGREEMENT
LETTER TO DR. RUTH J. SIMMONS
LETTER TO MR. JOHN H. BRYAN
LETTER TO MR. JAMES A. JOHNSON
LETTER TO SIR JOHN BROWNE
STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
STATEMENT RE COMPUTATION OF RATIOS OF EARNINGS
MANAGEMENT'S DISCUSSION AND ANALYSIS
CONSOLIDATED FINANCIAL STATEMENS OF ANNUAL REPORT
SUPPLEMENTAL FINANCIAL INFORMATION
SELECTED FINANCIAL DATA OF ANNUAL REPORT
LIST OF SUBSIDIARIES OF THE GOLDMAN SACHS GROUP
CONSENT OF PRICEWATERHOUSECOOPERS LLP
OPINION OF PRICEWATERHOUSECOOPERS LLP

The Goldman Sachs Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended November 24, 2000

PART I

Item 1.  Business

Overview

      Goldman Sachs is a leading global investment banking and securities firm that provides a wide range of services worldwide to a substantial and diversified client base. As of November 24, 2000, we operated offices in over 20 countries and approximately 35% of our 22,627 employees were based outside the United States.

      Goldman Sachs is the successor to a commercial paper business founded in 1869 by Marcus Goldman. On May 7, 1999, we converted from a partnership to a corporation and completed an initial public offering of our common stock.

      All references to 2000, 1999 and 1998 refer to our fiscal year ended, or the date, as the context requires, November 24, 2000, November 26, 1999 and November 27, 1998, respectively.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean, after our conversion to corporate form, The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries and, prior to our conversion to corporate form, The Goldman Sachs Group, L.P., a Delaware limited partnership, and its consolidated subsidiaries.

      Financial information concerning our business segments and geographic regions for each of 2000, 1999 and 1998 is set forth in “Management’s Discussion and Analysis”, and the consolidated financial statements and the notes thereto, in our 2000 Annual Report to Shareholders, which are incorporated by reference in Part II, Items 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K.

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
— Commodities
— Currencies
— Equity and fixed income derivatives
— Equity and fixed income securities
— Principal investments
— Proprietary arbitrage
— Specialist in securities and options	— Commissions
— Institutional and
     high-net-worth asset
     management
— Margin lending
— Matched book
— Merchant banking fees
— Increased share of
     merchant banking fund
     income and gains
— Mutual funds
— Prime brokerage
— Securities lending
— Securities and options
clearing services

Global Capital Markets

      The Global Capital Markets segment, which represented 72% of 2000 net revenues, consists of the following:

•	Investment Banking. Investment Banking consists of our Financial Advisory and Underwriting businesses; and

•	Trading and Principal Investments. Trading and Principal Investments consists of our Fixed Income, Currency and Commodities (“FICC”), Equities and Principal Investments businesses.

  Investment Banking

      Investment Banking represented 32% of 2000 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.

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

      Equity Underwriting. Equity underwriting has been a long-term core strength of Goldman Sachs. As with mergers and acquisitions, we have been particularly successful in winning mandates for large, complex equity underwritings. We believe our leadership in large initial public offerings reflects our expertise in complex transactions, research strength, track record and distribution capabilities. We have also acted as lead manager on many of the largest initial public offerings in the international arena.

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

  Trading and Principal Investments

      Trading and Principal Investments represented 40% of 2000 net revenues. Our Trading and Principal Investments business facilitates transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in, and trading of, fixed income and equity products, currencies, commodities, and swaps and other derivatives. In addition, we engage in floor-based market making as a specialist on U.S. equities and options exchanges. In order to meet the needs of our clients, our Trading and Principal Investments business is diversified across a wide range of products. For example, we make markets in traditional investment-grade debt securities, structure complex derivatives and securitize mortgages and insurance risk. We believe our willingness and ability to take risk distinguishes us from our competitors and substantially enhances our client relationships.

      Trading and Principal Investments is divided into three categories:

•	Fixed Income, Currency and Commodities. We make markets in and trade fixed income products, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading and arbitrage activities;

•	Equities. We make markets in, act as a specialist for, and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading and equity arbitrage; and

•	Principal Investments. Principal Investments primarily represents net revenues from our merchant banking investments.

      Fixed Income, Currency and Commodities. FICC is a large and diversified operation through which we engage in a variety of customer-driven market making and proprietary trading and arbitrage activities. FICC’s principal products are:

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

      In its customer-driven business, FICC strives to deliver high-quality service by offering broad market-making, research and market knowledge to our clients on a global basis and by creating innovative solutions to complex client problems by drawing upon our structuring and trading expertise. In addition, we use our expertise to take positions in markets to facilitate customer transactions when we believe the return is at least commensurate with the risk.

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

      A core activity in FICC is market making in a broad array of securities and products. For example, we are a primary dealer in many of the largest government bond markets around the world, including the United States, Japan and the United Kingdom. We are a member of the major futures exchanges, and also have interbank dealer status in the currency markets in New York, London, Tokyo and Hong Kong. Our willingness to make markets in a broad range of fixed income, currency and commodity products and their derivatives is crucial both to our client relationships and to support our underwriting business by providing secondary market liquidity. Our research capabilities include quantitative and qualitative analyses of global economic, currency and financial market trends, as well as credit analyses of corporate and sovereign fixed income securities.

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

      Goldman Sachs is active in the execution of large block trades (trades of 50,000 or more shares). Block transactions, however, expose us to increased risks, including those arising from holding large and concentrated positions. We are also facing decreasing spreads for these trades.

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

      Our equity arbitrage trading businesses include risk arbitrage (which focuses on event-oriented special situations such as mergers and acquisitions, corporate restructurings, recapitalizations, and legal and regulatory events) and statistical arbitrage (which involves trading strategies based on analyses of historical price relationships among sectors of the equity markets).

      On October 31, 2000, we completed our combination with SLK LLC. The combination expanded our existing clearing, off-floor market making and options specialist businesses and resulted in our entering the floor-based securities specialist business.

      Trading Risk Management. We believe that our trading and market-making capabilities are key ingredients to our success. While these businesses have generally earned attractive returns, we have in the past incurred significant trading losses in periods of market turbulence, such as in 1994 and the second half of 1998.

      Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. Risk management includes input from all levels of Goldman Sachs, from the trading desks to the Firmwide Risk Committee. For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis — Risk Management” in the 2000 Annual Report to Shareholders, which is incorporated by reference in Part II, Items 7 and 7A of this Annual Report on Form 10-K.

      Principal Investments. In connection with our merchant banking activities, we invest by making principal investments directly and through funds that we raise and manage. As of November 2000, we managed merchant banking funds with total equity capital commitments from our clients and from Goldman Sachs of $30.85 billion, including funded amounts. Of that total, Goldman Sachs had outstanding commitments to invest up to $1.74 billion. The funds’ investments generate capital appreciation or depreciation and, upon disposition, realized gains or losses. See “— Asset Management and Securities Services — Asset Management — Merchant Banking” for a discussion of our merchant banking funds. As of November 2000, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $3.52 billion, which consisted of corporate principal investments with an aggregate carrying value of approximately $2.51 billion and real estate investments with an aggregate carrying value of approximately $1.01 billion.

Asset Management and Securities Services

      The components of the Asset Management and Securities Services segment, which represented 28% of 2000 net revenues, are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenue primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions includes clearing and agency transactions for clients on major stock, options and futures exchanges and revenues from the increased share of the income and gains derived from our merchant banking funds.

  Asset Management

      Goldman Sachs is seeking to build a premier global asset management business. We offer a broad array of investment strategies and advice across all major asset classes: global equity; fixed income, including money markets; currency; and alternative investment products (i.e., investment vehicles with non-traditional investment objectives and/or strategies). We have devoted, and continue to devote, significant resources to our asset management business.

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

      Our growth in assets under supervision is set forth in the graph below:

Assets Under Supervision

(in billions)

[BAR CHART: ASSETS UNDER SUPERVISION]

Year	Assets Under Management	Other Client Assets	Total

1996	$94	$77	$171
1997	$136	$102	$238
1998	$195	$142	$337
1999	$258	$227	$485
2000	$294	$198	$492

      As of November 30, 2000, equities and alternative investments represented 56% of our total assets under management. Since 1996, these two asset classes have been the primary drivers of our growth in assets under management.

      The following table sets forth the amount of assets under management by asset class:

Assets Under Management by Asset Class

(in billions)

	As of November

	2000	1999	1998

Asset Class

Equity	$107	$98	$69

Fixed income and currency	57	58	50

Money markets	72	48	46

Alternative investments(1)	58	54	30

Total	$294	$258	$195

(1)	Includes private equity, real estate, quantitative asset allocation and other similar funds that we manage.

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

      The table below sets forth the amount of assets under supervision by distribution channel and client category as of November 30, 2000:

Assets Under Supervision by Distribution Channel

(in billions)

	Assets Under
	Supervision(1)	Primary Investment Vehicles

• Directly distributed

— Institutional	$132	Separate managed accounts

— High-net-worth individuals	274	Commingled vehicles
		Brokerage accounts
		Limited partnerships
		Separate managed accounts

• Third-party distributed

— Institutional and retail	67	Mutual funds

Total	$473

(1)	Excludes $19 billion in our merchant banking funds.

  Merchant Banking. Goldman Sachs has also established a successful record in the corporate and real estate merchant banking business, sponsoring funds with $30.85 billion of committed capital as of November 2000, of which $19.27 billion has been funded. We have provided a portion of those amounts, as we describe above under “— Global Capital Markets — Trading and Principal Investments — Principal Investments.” Our clients, including pension plans, endowments, charitable institutions and high-net-worth individuals, have provided the remainder.

      Our strategy with respect to our merchant banking funds generally is to invest opportunistically to build a portfolio of investments that is diversified by industry, product type, geographic region and transaction structure and type. Some of these investment funds pursue, on a global basis, long-term investments in equity and debt securities in privately negotiated transactions, leveraged buyouts and acquisitions. As of November 2000, our corporate merchant banking funds had total committed capital of $21.23 billion. Other funds, with total committed capital of $9.62 billion as of November 2000, invest in real estate operating companies, debt and equity interests in real estate assets, and other real estate-related investments.

      Merchant banking activities generate three revenue streams. First, we receive a management fee that is generally a percentage of a fund’s committed capital, invested capital, total gross acquisition cost or asset value. These annual management fees are included in our Asset Management revenues. Second, Goldman Sachs, as a substantial investor in these funds, is allocated its proportionate share of the funds’ unrealized appreciation or depreciation arising from changes in fair value as well as gains and losses upon realization. These items are included in the Trading and Principal Investments component of Global Capital Markets. Finally, after the fund has achieved a minimum return for fund investors, we receive an increased share of the fund’s income and gains that is a percentage, typically 20%, of the income and gains from the fund’s investments. Revenues from the increased share of the funds’ income and gains are included in Commissions.

  Securities Services

      Securities Services consists predominantly of Global Securities Services, which provides prime brokerage, financing services and securities lending to a diversified U.S. and international customer base, including hedge funds, pension funds and high-net-worth individuals. Securities Services also includes our matched book businesses.

      We offer prime brokerage services to our clients, allowing them the flexibility to trade with most brokers while maintaining a single source for financing and portfolio reports. Our prime brokerage activities provide multi-product clearing and custody in 49 markets, consolidated multi-currency accounting and reporting and offshore fund administration and also provide servicing for our most active clients. Additionally, we provide financing to our clients through margin loans collateralized by securities held in the client’s account.

      Securities lending activities principally involve the borrowing and lending of equity securities to cover customer and Goldman Sachs’ short sales and to finance Goldman Sachs’ long positions. In addition, we are an active participant in the broker-to-broker securities lending business and the third-party agency lending business.

  Commissions

      Goldman Sachs generates commissions by executing clearing and agency transactions on major stock, options and futures exchanges worldwide. We effect agency transactions for clients located throughout the world. As discussed above, commissions also includes the increased share of income and gains from merchant banking funds as well as commissions earned from brokerage transactions. For a discussion regarding our increased share of the income and gains from our merchant banking funds, see “— Asset Management — Merchant Banking” above.

Global Investment Research

      Our Global Investment Research Department provides fundamental research on economies, debt and equity markets, commodities markets, industries and companies on a worldwide basis.

      Global Investment Research employs a team approach that as of November 2000 provided research coverage of approximately 2,400 companies worldwide, over 50 economies and 25 stock markets. This is accomplished by four groups:

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

Technology and Internet Strategy

      Technology, in general, and the Internet, in particular, are fundamental to our overall business strategy. Goldman Sachs is committed to the ongoing development, maintenance and use of technology throughout the organization. We have developed significant software and systems over the past several years. Our technology initiatives can be broadly categorized into three efforts:

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

      We have also developed software that enables us to monitor and analyze our market and credit risks. This risk management software not only analyzes market risk on firmwide, divisional and trading desk levels, but also breaks down our risk into its underlying exposures, permitting management to evaluate exposures on the basis of specific interest rate, currency rate, equity price or commodity price changes. To assist further in the management of our credit exposures, data from many sources are aggregated daily into credit management systems that give senior management and professionals in the Credit and Controllers departments the ability to receive timely information with respect to credit exposures worldwide, including netting information, and the ability to analyze complex risk situations effectively. Our software accesses this data, allows for quick analysis at the level of individual trades, and interacts with other Goldman Sachs systems.

      Technology has also been a significant factor in improving the overall efficiency of many areas of Goldman Sachs. By automating many trading procedures and operational and accounting processes, we have substantially increased our efficiency and accuracy.

      We remain committed to being at the forefront of technological innovation in the global capital markets. To pursue our strategy of expanding our electronic market-making capabilities, in 1999 we acquired The Hull Group, a leading global electronic market maker in exchange-traded equity derivatives and an active market maker in equity securities worldwide. In October 2000 we combined with SLK. The SLK transaction extended our leadership in the development and application of sophisticated trading, execution and clearing technology. For example, SLK is a leading handler of electronic order flow on the New York Stock Exchange and a leader in developing advanced trading technology, such as its proprietary suite of REDI® products. The REDI® products give clients real-time electronic access to equity and options markets.

      We believe that Internet technology and electronic commerce will, over time, change the ways that securities and other financial products are traded and distributed, which will create both opportunities and challenges for our businesses. In response, we have established a program of internal development and external investment.

      Internally, we are extending our global electronic trading and information distribution capabilities to our clients via the Internet. These capabilities cover many of our fixed income, currency, commodity, equity and mutual fund products around the world. We are also using the Internet to improve the ease and quality of communication with our institutional and high-net-worth clients. For example, investors have on-line access to our investment research, mutual fund data and valuation models. In addition, our high-net-worth clients are increasingly accessing their portfolio information over the Internet. We are developing a more advanced Internet platform to enhance the services we provide to our high-net-worth clients and in our wealth management business.

      Externally, we have invested in several electronic commerce concerns that provide new trading platforms and services. Through these investments, we gain an increased understanding of business developments and opportunities for increased automation and efficiency.

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

      As of November 2000, we had 22,627 employees, which includes employees of our SLK subsidiaries but excludes employees of Goldman Sachs’ two property management subsidiaries. Substantially all of the costs of these property management employees are reimbursed to Goldman Sachs by the real estate investment funds to which these subsidiaries provide property management services.

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

      In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks.

      U.S. federal financial modernization legislation has expanded the activities permissible for firms affiliated with a U.S. bank. The legislation, among other things, enables U.S. banks and insurance firms to affiliate, facilitates affiliations between U.S. banks and securities firms, and expands the permissible principal investing activities of U.S. banking organizations. This legislation may further accelerate consolidation and increase competition in the financial services industry and will enable banking organizations to compete more effectively across a broad range of activities.

      The trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. In order to take advantage of some of our most significant challenges and opportunities, we will have to compete successfully with financial institutions that are larger and better capitalized and that may have a stronger local presence and longer operating history outside the United States.

      We have experienced intense price competition in some of our businesses in recent years. For example, equity and debt underwriting discounts have been under pressure for a number of years and the ability to execute trades electronically, through the Internet and through other alternative trading systems, may increase the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue and probably accelerate. Similarly, underwriting spreads in certain privatizations have been subject to considerable pressure. We believe that we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices.

Regulation

      Goldman Sachs, as a participant in the securities and commodity futures and options industries, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. They are not, however, charged with protecting the interests of Goldman Sachs’ shareholders or creditors. In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Our principal broker-dealer in the United States is Goldman, Sachs & Co., which is registered as a broker-dealer and as an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as the NYSE and the NASD, adopt rules and examine broker-dealers such as Goldman, Sachs & Co. In addition, state securities and other regulators also have regulatory or oversight authority over Goldman, Sachs & Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. Spear, Leeds & Kellogg, L.P. and certain of its affiliates are registered U.S. broker-dealers and futures commission merchants, and are regulated by the SEC, the NYSE and the NASD.

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

      The U.S. and non-U.S. government agencies, regulatory bodies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders, or the suspension or expulsion of a broker-dealer or its directors, officers or employees. Occasionally, our subsidiaries have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities, none of which has had a material adverse effect on us or our businesses.

      The commodity futures and options industry in the United States is subject to regulation under the Commodity Exchange Act, as amended. The CFTC is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. Several of Goldman Sachs’ subsidiaries, including Goldman, Sachs & Co., are registered with the CFTC and act as futures commission merchants, commodity pool operators or commodity trading advisors. The rules and regulations of various self-regulatory organizations, such as the Chicago Board of

Trade, other futures exchanges and the National Futures Association, govern the futures and futures options businesses of these entities.

      As a registered broker-dealer and member of various self-regulatory organizations, Goldman, Sachs & Co. is subject to the SEC’s uniform net capital rule, Rule 15c3-1. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. Goldman, Sachs & Co. is also subject to the net capital requirements of the Commodity Futures Trading Commission and various securities and commodity exchanges. See Note 13 to the consolidated financial statements incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K.

      The SEC and various self-regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.

      Our specialist businesses are subject to extensive regulation by a number of securities exchanges. The rules of these exchanges generally require our specialists to maintain orderly markets in the securities in which they are specialists. These requirements, in turn, may require us to commit significant amounts of capital to our specialist businesses.

      Recently enacted commodities and futures legislation makes significant changes to the commodities and futures markets, as well as to the over-the-counter derivative markets. This legislation contemplates the development of new exchanges to trade commodity and futures products and removes a broad range of over-the-counter derivatives from SEC and CFTC regulation. This legislation, which increases legal certainty for over-the-counter derivative products and hybrid securities, may increase the types of products we offer and may also lead to an increase in competition with respect to some of these products.

      Goldman Sachs Financial Markets, L.P. is registered with the SEC as an over-the-counter derivatives dealer and conducts certain over-the-counter derivatives businesses previously conducted by other affiliates.

      Goldman Sachs is an active participant in the international fixed income and equity markets. Many of our affiliates that participate in those markets are subject to comprehensive regulations that include some form of capital adequacy rule and other customer protection rules. Goldman Sachs provides investment services in and from the United Kingdom under a regulatory regime that is undergoing comprehensive restructuring aimed at establishing the Financial Services Authority as the United Kingdom’s unified financial services regulator. The relevant Goldman Sachs entities in London are at present regulated by the Securities and Futures Authority Limited in respect of their investment banking, individual asset management, brokerage and principal trading activities, and the Investment Management Regulatory Organization in respect of their institutional asset management and fund management activities. Some of these Goldman Sachs entities are also regulated by the London Stock Exchange and other U.K. securities, derivatives and commodities exchanges of which they are members. It is expected, however, that during 2001, all the responsibilities of the Securities and Futures Authority Limited and Investment Management Regulatory Organization will be taken over by the Financial Services Authority. The investment services that are subject to oversight by U.K. regulators are regulated in accordance with European Union directives requiring, among other things, compliance with certain capital adequacy standards, customer protection requirements and conduct of business rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the European Union and are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and CFTC rules.

European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such directives and these local requirements can result in certain competitive disadvantages to Goldman Sachs. In addition, the Japanese Ministry of Finance, the Financial Services Agency, the Tokyo Stock Exchange, the Osaka Securities Exchange, the Nagoya Stock Exchange, the Tokyo International Financial Futures Exchange and the Japan Securities Dealers Association in Japan, the Securities and Futures Commission in Hong Kong, the Bundesbank and other regulatory authorities in Germany, as well as French and Swiss banking authorities, among others, regulate various of our subsidiaries and also have capital standards and other requirements comparable to the rules of the SEC.

      Compliance with net capital requirements of these and other regulators could limit those operations of our subsidiaries that require the intensive use of capital, such as underwriting and trading activities, specialist activities and the financing of customer account balances, and also could restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to repay debt or pay dividends on our common stock.

Certain Factors That May Affect Our Business

      As an investment banking and securities firm, our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Over the last year, the financial markets in the United States and elsewhere have exhibited increased volatility and a number of financial indices have declined substantially from their record levels. Also, it is unclear how much longer the U.S. economic expansion will continue.

      Uncertain or unfavorable economic and market conditions may adversely affect our businesses and profitability in many ways, including the following:

•	We generally maintain large trading, specialist and investment positions. Market fluctuations and volatility may adversely affect the value of our trading, specialist and investment positions, including our merchant banking and real estate investments, and our fixed income, currency, commodity and equity positions.

•	The number and size of transactions in which we provide underwriting, mergers and acquisitions advisory, and other services may decline. In particular, a decline in the investment banking services we provide to the technology and related sectors, including communications, media and entertainment, may adversely affect our results of operations.

•	The volume of transactions that we execute for our customers and as a specialist may decline, which would reduce the revenues we receive from commissions and spreads. We may also suffer a decline in the fees we earn for managing assets. Moreover, even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and therefore in the fees we receive.

•	Concentration of risk in the past has increased the losses that we have incurred in our arbitrage, market making, block trading, merchant banking, underwriting and lending businesses and may continue to do so in the future.

•	In our specialist businesses, we may be obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in our incurring trading losses and an increase in our need for liquidity.

•	A prolonged period of uncertain or unfavorable economic or market conditions could impair our operating results for a long period of time. In such a case, our revenues may decline and, if we were unable to reduce expenses at the same pace, our profit margins would erode.

      In addition to the foregoing, we face a number of other risks that may adversely affect our business, financial condition and results.

      For example, if any of the variety of instruments and strategies we utilize to hedge or otherwise manage our exposure to various types of risk are not effective, we may incur losses. Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including risks that are unidentified or unanticipated.

      Liquidity, i.e., ready access to funds, is essential to our businesses. Our liquidity could be impaired by an inability to access the long-term or short-term debt capital markets, an inability to access the repurchase and securities lending markets, or an impairment of our ability to sell assets. Our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time. In addition, a reduction in our credit ratings could adversely affect our liquidity and our competitive position and could increase our borrowing costs.

      We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. The amount and duration of our credit exposures have been increasing over the past several years. In addition, we have also experienced, due to competitive factors, pressure to extend credit against less liquid collateral and price more aggressively the credit risks we take. As a clearing member firm, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

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

      The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation and price. We believe that we may experience pricing pressures in the future as some of our competitors seek to increase market share by reducing prices. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. U.S. federal financial modernization legislation, which significantly expands the activities permissible for firms affiliated with a U.S. bank, may accelerate this consolidation and further increase competition. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions.

      Technology is fundamental to our overall business strategy. The rapid growth of the Internet and e-commerce, and the introduction of new technologies, is changing our business and presenting us with new challenges. Among other things:

•	We have made a significant commitment to providing investment banking advisory and underwriting services to the technology and related sectors and have made substantial investments in technology and related businesses through our merchant banking activities. Volatility or a downturn in any of these sectors has in the past affected adversely, and is likely in the future to affect adversely, our investment banking and advisory revenues and the value of our investments.

•	In addition, securities and futures transactions are now being conducted through the Internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our specialist businesses. A dramatic increase in computer-based or other electronic trading may adversely affect our commission and trading revenues, including our market-making revenues, reduce our participation in the trading markets and associated access to market information and lead to the creation of new and stronger competitors. These developments may also require us to make additional investments in technology or trading systems.

      Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. Our continued ability to compete effectively in our businesses depends on our ability to attract new employees and to retain and motivate our existing employees. The steps we have taken to encourage the continued service of employees may not be effective. In addition, growth in the number of our employees may lead to an increase in our compensation and non-compensation expenses that may exceed the growth in our revenues.

      We expect to achieve growth in our core businesses principally through internal expansion and also through acquisitions. To the extent we make acquisitions or enter into combinations, such as our combination with SLK LLC, we face numerous risks and uncertainties combining the businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. We may not be able to meet these operational and business challenges.

      Because The Goldman Sachs Group, Inc. is a holding company, it depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Many of our subsidiaries, including Goldman, Sachs & Co., our principal U.S. subsidiary, are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to The Goldman Sachs Group, Inc. Regulatory action of that kind could impede access to funds The Goldman Sachs Group, Inc. needs to make dividend payments or payments on obligations, including debt obligations.

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

      A significant amount of our outstanding shares of common stock are held by our former limited partners. While these shares are subject to restrictions on transfer, our board of directors and/or the shareholders’ committee under our shareholders’ agreement have in the past waived, and may in the future from time to time waive, these transfer restrictions. Future sales of substantial amounts of common stock, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock.

Item 2.  Properties

      Our principal executive offices are located at 85 Broad Street, New York, New York, and comprise approximately 969,000 square feet of leased space, pursuant to a lease agreement expiring in June 2008 (with options to renew for up to 20 additional years). We also occupy over 675,000 square feet at One New York Plaza, and over 520,000 square feet at 10 Hanover Square, in New York, New York, pursuant to lease agreements expiring in September 2004 (with options to renew for up to ten additional years) and June 2018, respectively. Additionally, we have a 15-year lease for approximately 768,000 square feet at 180 Maiden Lane in New York, New York, that expires in March 2014 (with options to renew for up to ten additional years). In total, we lease over 4.4 million square feet in the New York area. We have additional offices in the United States and elsewhere in the Americas. Together, these offices comprise approximately 1.5 million square feet of leased space.

      In the first quarter of 2000, we executed a contract to purchase approximately six acres of unimproved land in Jersey City, New Jersey. This project is being developed to complement our offices in lower Manhattan. The initial phase of development is expected to include approximately 1.4 million usable square feet of office space, with occupancy planned for early 2003.

      We also have offices in Europe, Asia, Africa and Australia. In Europe, we have offices that totaled approximately 1.7 million square feet as of the end of January 2001. Our largest presence in Europe is in London, where we leased approximately 1.4 million square feet through various leases as of January 2001, with the majority of the leased space at Peterborough Court, River Court and Christ Church Court. The Peterborough Court lease expires in 2016, and the River Court and Christ Church Court leases expire in 2025.

      In Asia, we have offices that total approximately 955,000 square feet. Our largest offices in this region are in Tokyo and Hong Kong. In Tokyo, we currently lease approximately 382,000 square feet under renewable leases with current terms extending, in some cases, to June 2005. In Hong Kong, we currently lease approximately 302,000 square feet under a lease, the majority of which expires in 2012.

      Our space requirements have increased significantly over the last several years. Currently, we have adequately met the significant demand for space in all of the regions where we have offices.

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

  Antitrust Matters

      Goldman, Sachs & Co. is one of numerous financial services companies that have been named as defendants in certain purported class actions brought in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in conspiracies in violation of federal antitrust laws in connection with these offerings. The plaintiffs in each instance seek treble damages as well as injunctive relief. One of the actions, which was commenced on August 21, 1998, alleges that the defendants have conspired to discourage or restrict the resale of securities for a period after the offerings, including by imposing “penalty bids”. Defendants moved to dismiss the complaint in November 1998. The plaintiffs amended their complaint in February 1999, modifying their claims in various ways, including limiting the proposed class to retail purchasers of public offerings. The defendants moved to dismiss the amended complaint on May 7, 1999, the motion was granted by a decision dated December 7, 2000, and the plaintiffs’ motion for reconsideration of that decision was denied by an order dated January 22, 2001.

      Several other actions were commenced, beginning on November 3, 1998 by purchasers of securities in public offerings as well as certain purported issuers of such offerings, that allege that the defendants, many of whom are also named in the other action discussed above, have conspired to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings. On March 15, 1999, the purchaser plaintiffs filed a consolidated amended complaint. The defendants moved to dismiss the consolidated amended complaint on April 29, 1999. On February 14, 2001, the Court granted with prejudice the defendants’ motion to dismiss the claims asserted by the purchasers of securities. Defendants have not yet responded to the claims asserted by the issuer plaintiffs.

      Goldman, Sachs & Co. received a Civil Investigative Demand on April 29, 1999 from the U.S. Department of Justice requesting information with respect to its investigation of an alleged conspiracy among securities underwriters to fix underwriting fees.

      Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P., affiliates of The Goldman Sachs Group, Inc., are among the numerous market makers in listed equity options which have been named as defendants, together with five national securities exchanges, in a purported class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who purchased or sold listed equity options. The consolidated class action complaint, filed on October 4, 1999 (which consolidated certain previously pending actions and added Hull Trading Co. L.L.C. and other market makers as defendants), generally alleges that the defendants engaged in a conspiracy to preclude the multiple listing of certain equity options on the exchanges and seeks treble damages under the antitrust laws as well as injunctive relief.

Certain of the parties, including Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P., have entered into a stipulation of settlement, subject to court approval, pursuant to which Hull Trading Co. L.L.C. will be required to pay an aggregate of $2.48 million and Spear, Leeds & Kellogg, L.P. an aggregate of $19.59 million. On February 14, 2001, the Court granted the motion of certain defendants for summary judgment.

  Rockefeller Center Properties, Inc. Litigation

      Several former shareholders of Rockefeller Center Properties, Inc. brought purported class actions in the U.S. District Court for the District of Delaware and the Delaware Court of Chancery arising from the acquisition of Rockefeller Center Properties, Inc. by an investor group in July 1996. The defendants in the actions include, among others, Goldman, Sachs & Co., Whitehall Real Estate Partnership V, a merchant banking fund advised by Goldman, Sachs & Co., a Goldman, Sachs & Co. managing director and other members of the investor group. The federal court actions, which have since been consolidated, were filed beginning on November 15, 1996, and the state court action was filed on May 29, 1998.

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

      On July 19, 1999, the U.S. Court of Appeals for the Third Circuit rendered its decision affirming in part and vacating in part the lower court’s entry of summary judgment dismissing the action. With respect to the claim as to which summary judgment was vacated, the appellate court held that the district court had committed a procedural error in converting the defendants’ motion to dismiss into a motion for summary judgment and remanded for the district court to reconsider that claim under appropriate standards applicable to motions to dismiss. Plaintiffs have since been granted leave to amend the complaint as to the remanded claim, and the defendants have renewed their motion to dismiss with respect to the amended complaint.

      The state action has been stayed pending disposition of the federal action.

  Matters Relating to Municipal Securities

      Goldman, Sachs & Co. is one of many municipal underwriting firms that have been named as defendants in a purported class action brought on November 24, 1998 in the U.S. District Court for the Middle District of Florida by the Clerk of Collier County, Florida on behalf of municipal issuers that purchased escrow securities since October 1986 in connection with advance refundings. The amended complaint alleges that the securities were excessively “marked up” in violation of the Investment Advisers Act and Florida law, and that the defendants violated the federal antitrust laws in connection with the prices at which escrow securities were sold to municipal issuers. The complaint seeks to recover the difference between the actual and alleged “fair” prices of the escrow securities and to treble the alleged damages with respect to the antitrust claim. On October 29, 1999, the defendants moved to dismiss the complaint.

  AMF Securities Litigation

      The Goldman Sachs Group, L.P., Goldman, Sachs & Co. and a Goldman, Sachs & Co. managing director have been named as defendants in several purported class action lawsuits beginning on April 27, 1999 in the U.S. District Court for the Southern District of New York. The lawsuits, which have been consolidated, were brought on behalf of purchasers of stock of AMF Bowling, Inc. in an underwritten initial public offering of 15,525,000 shares of common stock in

November 1997 at a price of $19.50 per share. Defendants are AMF Bowling, Inc., certain officers and directors of AMF Bowling, Inc. (including the Goldman, Sachs & Co. managing director), and the lead underwriters of the offering (including Goldman, Sachs & Co.). The consolidated amended complaint alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages and/or rescission. The complaint also asserts that The Goldman Sachs Group, L.P. and the Goldman, Sachs & Co. managing director are liable as controlling persons of AMF Bowling, Inc. under the federal securities laws because certain merchant banking funds managed by Goldman Sachs owned a majority of the outstanding common stock of AMF Bowling, Inc. and the managing director served as its chairman at the time of the offering. On December 22, 1999, the defendants moved to dismiss the complaint.

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

      On August 13, 1999, Iridium World Communications, Ltd. filed for protection under the U.S. bankruptcy laws.

  Laidlaw Bondholders Litigation

      Goldman, Sachs & Co. has been named as a defendant in purported class actions filed beginning on September 22, 2000 in the U.S. District Court for the Southern District of New York arising from certain offerings of debentures by Laidlaw, Inc. from 1997 to 1999. The defendants include Laidlaw, certain of its officers and directors, the lead underwriters for the offerings (including Goldman, Sachs & Co., which was lead manager in the offerings), and Laidlaw’s outside auditors. The offerings included a total of $1.125 billion principal amount of debentures, of which Goldman, Sachs & Co. underwrote $286.25 million.

      The lawsuits, brought by certain institutional purchasers of the debentures as well as purchasers and sellers of options exercisable for the debentures, allege that the prospectuses issued in connection with the offerings were false and misleading in violation of the disclosure requirements of the federal securities laws. The plaintiffs are seeking, among other things, unspecified damages.

  World Online Litigation

      Goldman Sachs has become aware that a Dutch shareholders’ association intends to initiate legal proceedings in the Netherlands courts based on alleged misstatements and omissions relating to the initial public offering of World Online in March 2000. Goldman Sachs and ABN AMRO Rothschild served as joint global coordinators of the offering, which raised approximately $2.9 billion. Goldman Sachs International underwrote 20,268,846 shares and Goldman, Sachs & Co. underwrote 6,756,282 shares for a total offering price of approximately E1.16 billion. Goldman Sachs has not been informed of the amount of damages that may be sought.

      On September 11, 2000, several Dutch World Online shareholders as well as a Dutch entity purporting to represent the interests of certain World Online shareholders commenced a proceeding in Amsterdam District Court against “ABN AMRO Bank N.V., also acting under the name of ABN AMRO Rothschild”, alleging misrepresentations and omissions relating to the initial public offering of World Online. The lawsuit seeks, among other things, the return of the purchase price of the shares purchased by the plaintiffs or unspecified damages. Neither Goldman, Sachs & Co. nor Goldman Sachs International has been named in the proceeding.

Item 4.  Matters Submitted to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 24, 2000.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.

      Set forth below are the name, age, present title, principal occupation, and certain biographical information for the past five years for our executive officers as of February 1, 2001, all of whom have been appointed by and serve at the pleasure of our board of directors.

     Henry M. Paulson, Jr., 54

      Mr. Paulson has been Chairman and Chief Executive Officer of The Goldman Sachs Group, Inc. since May 1999, and has been a director since August 1998. He was Co-Chairman and Chief Executive Officer or Co-Chief Executive Officer of The Goldman Sachs Group, L.P. from June 1998 to May 1999 and served as Chief Operating Officer from December 1994 to June 1998. Mr. Paulson is a member of the Board of Directors of the NYSE and a member of the Board of Directors of the Peregrine Fund, Inc. He is also Co-Chairman of the Asia/ Pacific Council of The Nature Conservancy. Mr. Paulson also serves on the Advisory Board of the J.L. Kellogg Graduate School of Management at Northwestern University, is a member of the Board of Directors of the Associates of Harvard Business School and is Chairman of the Advisory Board of the Tsinghua University School of Economics and Management.

     Robert J. Hurst, 55

      Mr. Hurst has been Vice Chairman of The Goldman Sachs Group, Inc. since May 1999, and has been a director since August 1998. He was Vice Chairman of The Goldman Sachs Group, L.P. from February 1997 to May 1999 and served as Head or Co-Head of Investment Banking from December 1990 to November 1999. He is also a director of VF Corporation, IDB Holding Corporation Ltd., Constellation Energy Group, Inc. and AirClic Inc. Mr. Hurst is a member of the Board of Overseers of the Wharton School. He is also a member of the Council on Foreign Relations and a member of the Committee for Economic Development. He is Chairman of the Board of the Jewish Museum, a trustee and vice president of the Whitney Museum of American Art, a member of the Trustees’ Council of the National Gallery of Art and a director of the National Foundation for Teaching Entrepreneurship.

     John A. Thain, 45

      Mr. Thain has been President and Co-Chief Operating Officer of The Goldman Sachs Group, Inc. since May 1999, and has been a director since August 1998. He was President of The Goldman Sachs Group, L.P. from March 1999 to May 1999 and Co-Chief Operating Officer from January 1999 to May 1999. From December 1994 to March 1999, he served as Chief Financial Officer and Head of Operations, Technology and Finance, the predecessor to the current Operations, Finance & Resources and Information Technology divisions. From July 1995 to September 1997, he was also Co-Chief Executive Officer for European Operations. Mr. Thain is also a member of MIT Corporation, the Dean’s Advisory Council — MIT/ Sloan School of Management, INSEAD — U.S. National Advisory Board, the James Madison Council of the Library of Congress, the Federal Reserve Bank of New York’s International Capital Markets Advisory Committee, the French-American Foundation and the Board of Trustees of the National Urban League, as well as a governor of the New York-Presbyterian Foundation, Inc. and a trustee of New York-Presbyterian Hospital.

     John L. Thornton, 47

      Mr. Thornton has been President and Co-Chief Operating Officer of The Goldman Sachs Group, Inc. since May 1999, and has been a director since August 1998. He was President of The Goldman Sachs Group, L.P. from March 1999 to May 1999 and Co-Chief Operating Officer from January 1999 to May 1999. From August 1998 until January 1999, he had oversight responsibility for International Operations. From September 1996 until August 1998, he was Chairman, Goldman Sachs — Asia, in addition to his senior strategic responsibilities in Europe. From July 1995 to September 1997, he was Co-Chief Executive Officer for European Operations. From 1994 to 1995, he was Co-Head of Investment Banking in Europe. Mr. Thornton is also a director of the Ford Motor Company, BSkyB PLC and the Pacific Century Group, Inc. In addition, he is a member of the Council on Foreign Relations and a director or trustee of several organizations, including the Asia Society, the Brookings Institution, The Goldman Sachs Foundation, the Hotchkiss School, Morehouse College, the Tsinghua University School of Economics and Management, the Yale University Investment Committee and the Yale School of Management.

     Gregory K. Palm, 52

      Mr. Palm has been General Counsel and an Executive Vice President of The Goldman Sachs Group, Inc., and Head or Co-Head of the Legal Department, since May 1999. He was General Counsel of The Goldman Sachs Group, L.P. and Co-Head of the Legal Department from 1992 to May 1999. He also has senior oversight responsibility for the firm’s Compliance, Management Controls and Tax Departments and is Co-Chairman of the Global Compliance and Control Committee. Mr. Palm is a member of the American Law Institute and the Legal Advisory Committee of the New York Stock Exchange. From 1982 to 1992, Mr. Palm was a partner in the law firm of Sullivan & Cromwell.

     Esta E. Stecher, 43

      Ms. Stecher has been General Counsel and an Executive Vice President of The Goldman Sachs Group, Inc., and Co-Head of the Legal Department, since December 2000, and has senior oversight responsibility for the firm’s Compliance, Management Controls and Tax Departments. She was head of the Tax Department of The Goldman Sachs Group, L.P. from July 1994 to May 1999 and of The Goldman Sachs Group, Inc. from May 1999 to December 2000. She is a member of the Board of Directors of The Goldman Sachs Foundation. From 1990 to 1994, Ms. Stecher was a partner in the law firm of Sullivan & Cromwell.

     Leslie C. Tortora, 44

      Ms. Tortora has been Chief Information Officer and an Executive Vice President of The Goldman Sachs Group, Inc. since May 1999 and has been Head of Information Technology since March 1999. She was Chief Information Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. She has headed Goldman Sachs’ global technology efforts since 1994. Ms. Tortora is also a member of the Board of Directors of the Institute for Student Achievement.

     David A. Viniar, 45

      Mr. Viniar has been Chief Financial Officer and an Executive Vice President of The Goldman Sachs Group, Inc. since May 1999 and has been Co-Head of Operations, Finance and Resources since March 1999. He was Chief Financial Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. From July 1998 until March 1999, he was Deputy Chief Financial Officer and from 1994 until July 1998, he was Head of Finance, with responsibility for Controllers and Treasury. From 1992 to 1994, Mr. Viniar was Head of Treasury and immediately prior to then was in the Structured Finance Department of Investment Banking. Mr. Viniar is a member of the Board of Trustees of Children’s Aid and Family Services and serves on the Board of Trustees of Union College.

     Barry L. Zubrow, 47

      Mr. Zubrow has been Chief Administrative Officer and an Executive Vice President of The Goldman Sachs Group, Inc. since May 1999 and has been Co-Head of Operations, Finance and Resources since March 1999. He was Chief Administrative Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. From 1994 until then he was chief credit officer and Head of the Credit Department. From 1992 to 1994, Mr. Zubrow was Head of the Midwest Group in the Corporate Finance Department of Investment Banking. Mr. Zubrow is Chairman of the Board of Managers of Haverford College, a member of the Board of Directors of the Juvenile Law Center and a member of the Board of Trustees of Liberty Science Center.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Information relating to the principal market in which our common stock is traded and the high and low sales prices per share for each full quarterly period since the common stock commenced trading on the New York Stock Exchange on May 4, 1999 is set forth under the caption “Supplemental Financial Information — Common Stock Price Range” on page 74 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference. As of February 5, 2001, there were 1,917 holders of record of our common stock.

      During fiscal 1999 and 2000, dividends of $0.12 per share of common stock (and nonvoting common stock with respect to dividends declared prior to August 2000, when the nonvoting stock was converted into voting common stock) were declared on June 23, 1999, September 20, 1999, December 20, 1999, March 20, 2000, June 19, 2000 and September 18, 2000. The holders of our common stock and, prior to August 2000, nonvoting common stock share proportionately on a per share basis in all dividends and other distributions declared by our board of directors.

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

      On March 20, 2000, our board of directors approved a common stock repurchase program authorizing the repurchase of up to 15 million shares of The Goldman Sachs Group, Inc.’s common stock. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. As of February 5, 2001, The Goldman Sachs Group, Inc. had repurchased 9.5 million shares pursuant to this program.

      On October 31, 2000, we issued 35.3 million shares of common stock in connection with our combination with SLK LLC. These shares were issued in a transaction not involving a public offering in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering (with the recipients representing their intentions to acquire the shares for their own accounts and not with a view to the distribution thereof and acknowledging that the shares were issued in a transaction not registered under the Securities Act of 1933).

Item 6.  Selected Financial Data

      The Selected Financial Data table is set forth on page 75 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Management’s Discussion and Analysis” on pages 26 to 45 of the 2000 Annual Report to Shareholders and is incorporated herein by reference. All of such information should be read in conjunction with the consolidated financial statements and the notes thereto, which are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      Quantitative and qualitative disclosure about market risk is set forth on pages 38 to 45 of the 2000 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis — Risk Management” and on pages 55 to 58 of such Annual Report in Note 4 to the consolidated financial statements, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The consolidated financial statements of the Registrant and its subsidiaries, together with the notes thereto and the Report of Independent Accountants thereon, are contained in the 2000 Annual Report to Shareholders on pages 46 to 72, and are incorporated herein by reference. In addition, the information on page 73 of the 2000 Annual Report to Shareholders under the caption “Supplemental Financial Information — Quarterly Results” is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      See Item 13 below.

Item 11.  Executive Compensation

      See Item 13 below.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      See Item 13 below.

Item 13.  Certain Relationships and Related Transactions

      Information related to Goldman Sachs’ executive officers is included on pages 23 to 25 of this Annual Report on Form 10-K. Pursuant to Instruction G(3) to Form 10-K, we incorporate by reference, to our definitive proxy statement for the annual meeting of stockholders to be held on April 6, 2001, the remainder of the information to be provided in response to Items 10, 11, 12 and 13 of Form 10-K (other than information pursuant to Items 306 and 402 (k) and (l) of Regulation S-K and Item 7(e)(3) of Schedule 14A). We will file our proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of November 24, 2000, the close of our 2000 fiscal year.

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a)  Documents filed as part of this Report:

      1.  Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof and incorporated herein by reference to the corresponding page number in the 2000 Annual Report to Shareholders.

      2.  Financial Statement Schedule

The financial statement schedule required in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-3 through F-6 hereof.

      3.  Exhibits

2.1	Plan of Incorporation.*
2.2	Agreement and Plan of Merger of The Goldman Sachs Corporation into The Goldman Sachs Group, Inc.**
2.3	Agreement and Plan of Merger of The Goldman Sachs Group, L.P. into The Goldman Sachs Group, Inc.**
2.4	Amended and Restated Agreement and Plan of Merger, dated as of September 10, 2000, and amended and restated as of October 31, 2000, among The Goldman Sachs Group, Inc., SLK LLC and SLK Acquisition L.L.C. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 15, 2000).
3.1	Amended and Restated Certificate of Incorporation of The Goldman Sachs Group, Inc.**
3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc.**
4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
10.1	Lease, dated June 11, 1985, between Metropolitan Life Insurance Company and Goldman, Sachs & Co.*
10.2	Lease, dated April 5, 1994, between The Chase Manhattan Bank (National Association) and The Goldman Sachs Group, L.P., as amended.*
10.3	Lease, dated as of August 22, 1997, between Ten Hanover LLC and The Goldman Sachs Group, L.P.*
10.4	Lease, dated as of July 16, 1998, between TCC Acquisition Corp. and The Goldman Sachs Group, L.P.*
10.5	Agreement for Lease, dated April 2, 1998, among (i) JC No. 3 (UK) Limited and Fleet Street Square Management Limited trading as Fleet Street Partnership, (ii) Goldman Sachs International, (iii) Restamove Limited, (iv) The Goldman Sachs Group, L.P. and (v) Itochu Corporation.*
10.6	Annexure 1 to Agreement for Lease, dated April 2, 1998, among (i) JC No. 3 (UK) Limited and Fleet Street Square Management Limited trading as Fleet Street Partnership, (ii) Goldman Sachs International, (iii) Restamove Limited, (iv) The Goldman Sachs Group, L.P. and (v) Itochu Corporation (Form of Occupational Lease among (i) JC No. 3 (UK) Limited and Fleet Street Square Management Limited trading as Fleet Street Partnership, (ii) Goldman Sachs International and (iii) The Goldman Sachs Group, L.P.).*

10.7	Agreement relating to Developer’s Fit Out Works to be carried out at 120 Fleet Street, London, dated April 2, 1998, among (i) JC No. 3 (UK) Limited and Fleet Street Square Management Limited, (ii) Goldman Sachs Property Management, (iii) Itochu Corporation and (iv) The Goldman Sachs Group, L.P.*
10.8	Agreement relating to One Carter Lane, London EC4, dated March 25, 1998, among Britel Fund Trustees Limited, Goldman Sachs International, The Goldman Sachs Group, L.P., English Property Corporation plc and MEPC plc.*
10.9	Fit Out Works Agreement relating to One Carter Lane, London EC4, dated March 25, 1998, among Britel Fund Trustees Limited, Goldman Sachs International, Goldman Sachs Property Management, The Goldman Sachs Group, L.P., English Property Corporation plc and MEPC plc.*
10.10	Underlease of premises known as One Carter Lane, London EC4, dated September 9, 1998, among Britel Fund Trustees Limited, Goldman Sachs International and The Goldman Sachs Group, L.P.*
10.11	Lease, dated March 5, 1994, among Shine Hill Development Limited, Shine Belt Limited, Fair Page Limited, Panhy Limited, Maple Court Limited and Goldman Sachs (Asia) Finance, as amended.*
10.12	Guarantee, dated November 17, 1993, between Shine Hill Development Limited and The Goldman Sachs Group, L.P.*
10.13	Agreement for Lease, dated November 29, 1998, between Turbo Top Limited and Goldman Sachs (Asia) Finance.*
10.14	Summary of Tokyo Leases.*
10.15	The Goldman Sachs 1999 Stock Incentive Plan.**+
10.16	The Goldman Sachs Defined Contribution Plan.**+
10.17	Letter Agreement with Mr. John L. Weinberg.*+
10.18	The Goldman Sachs Partner Compensation Plan.**+
10.19	Form of Employment Agreement.**+
10.20	Form of Agreement Relating to Noncompetition and Other Covenants.**+
10.21	Form of Pledge Agreement.**+
10.22	Form of Award Agreement (Formula RSUs).**
10.23	Form of Award Agreement (Discretionary RSUs).**
10.24	Form of Option Agreement (Discretionary Options).**+
10.25	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties.**
10.26	Form of Shareholders’ Agreement among The Goldman Sachs Group, Inc. and various parties.***
10.27	Instrument of Indemnification.**
10.28	Form of Indemnification Agreement.***
10.29	Subscription Agreement, dated as of April 24, 1992, among The Trustees of the Estate of Bernice Pauahi Bishop, Pauahi Holdings Corporation, Royal Hawaiian Shopping Center, Inc. and The Goldman Sachs Group, L.P.*
10.30	Subscription Agreement, dated as of November 21, 1994, among the Trustees of the Estate of Bernice Pauahi Bishop, Pauahi Holdings Corporation, Royal Hawaiian Shopping Center, Inc. and The Goldman Sachs Group, L.P.*
10.31	Letter Agreement, dated March 15, 1999, among Kamehameha Activities Association and The Goldman Sachs Group, L.P. (the “Kamehameha Letter Agreement”).*
10.32	Amended and Restated Subscription Agreement, dated March 28, 1989, among The Sumitomo Bank, Limited, Sumitomo Bank Capital Markets, Inc., Goldman, Sachs & Co. and The Goldman Sachs Group, L.P.*
10.33	Letter Agreement, dated March 15, 1999, among The Sumitomo Bank, Limited, Sumitomo Bank Capital Markets, Inc. and The Goldman Sachs Group, L.P. (the “Sumitomo Letter Agreement”).*
10.34	Lease, dated September 24, 1992, from LDT Partners to Goldman Sachs International.*

10.35	Amendment to the Kamehameha Letter Agreement, dated April 30, 1999, among Kamehameha Activities Association, the Trustees of the Estate of Bernice Pauahi Bishop, The Goldman Sachs Group, L.P. and The Goldman Sachs Group, Inc.**
10.36	Amendment to the Sumitomo Letter Agreement, dated April 30, 1999, among The Sumitomo Bank, Limited, Sumitomo Bank Capital Markets, Inc., The Goldman Sachs Group, L.P., The Goldman Sachs Group, Inc. and Goldman, Sachs & Co.**
10.37	Voting Agreement, dated as of April 30, 1999, by and among The Goldman Sachs Group, Inc., on the one hand, and The Trustees of the Estate of Bernice Pauahi Bishop and Kamehameha Activities Association, on the other hand.**
10.38	Voting Agreement, dated as of April 30, 1999, by and among The Goldman Sachs Group, Inc., on the one hand, and The Sumitomo Bank, Limited and Sumitomo Bank Capital Markets, Inc., on the other hand.**
10.39	Letter Agreement, dated August 18, 1999, between The Goldman Sachs Group, Inc. and Mr. James A. Johnson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 27, 1999).+
10.40	Letter Agreement, dated August 18, 1999, between The Goldman Sachs Group, Inc. and Sir John Browne (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 27, 1999).+
10.41	Letter Agreement, dated November 9, 1999, between The Goldman Sachs Group, Inc. and Mr. John H. Bryan (incorporated by reference to Exhibit 10.42 to the Registrant’s registration statement on Form S-1 (No. 333-90677)).+
10.42	Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit G to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock (No. 005-56295)).
10.43	Supplemental Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit H to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock).
10.44	Form of Indemnification Agreement.***
10.45	Letter Agreement, dated January 21, 2000, between The Goldman Sachs Group, Inc. and Dr. Ruth J. Simmons.***+
10.46	Letter Agreement, dated as of June 27, 2000, between The Goldman Sachs Group, Inc. and Mr. John L. Weinberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 26, 2000).+
10.47	Lease Agreement, dated as of June 21, 2000, between 30 Hudson Street Lessor Urban Renewal L.L.C., 50 Hudson Street Lessor Urban Renewal L.L.C., GSJC 30 Hudson Urban Renewal L.L.C. and GSJC 50 Hudson Urban Renewal L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 26, 2000).
10.48	Parent Guaranty, dated as of June 21, 2000, made by The Goldman Sachs Group, Inc., in favor of the Beneficiaries named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 26, 2000).
10.49	Construction Agency Agreement, dated as of June 21, 2000, among 30 Hudson Street Lessor Urban Renewal L.L.C., 50 Hudson Street Lessor Urban Renewal L.L.C., GSJC 30 Hudson Urban Renewal L.L.C. and GSJC 50 Hudson Urban Renewal L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 26, 2000).
10.50	Participation Agreement, dated as of June 21, 2000, among GSJC 30 Hudson Urban Renewal L.L.C., GSJC 50 Hudson Urban Renewal L.L.C., The Goldman Sachs Group, Inc., GSJC Land LLC, Hudson Street Lessor L.L.C., 30 Hudson Street Lessor Urban Renewal L.L.C., 50 Hudson Street Lessor Urban Renewal L.L.C., Various financial institutions named in Schedule II thereto, Hudson Street Lessor Investment Trust 2000-1, Wilmington Trust Company, Hudson Street Funding Corporation, Goldman, Sachs & Co., Hatteras Funding Corporation, Bank of America, National Association, Various Financial Institutions and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 26, 2000).

10.51	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.52	Pledge Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit F to Amendment No. 4 to Schedule 13D, filed July 11, 2000, relating to the Registrant’s common stock).
10.53	Form of Amendment No. 1, dated as of July 10, 2000, to the Pledge Agreement (filed as Exhibit 10.52) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.54	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.55	Form of Non-Employee Director Option Agreement.+
10.56	Form of Non-Employee Director RSU Agreement.+
10.57	Supplemental Registration Rights Instrument, dated as of July 31, 2000 (incorporated by reference to Exhibit S to Amendment No. 5 to Schedule 13D, filed August 2, 2000, relating to the Registrant’s common stock).
10.58	Supplemental Registration Rights Instrument, dated as of December 21, 2000 (incorporated by reference to Exhibit AA to Amendment No. 12 to Schedule 13D, filed January 23, 2001, relating to the Registrant’s common stock).
10.59	Amendment to the KAA Letter Agreement, dated August 1, 2000, among Kamehameha Activities Association, The Trustees of the Estate of Bernice Pauahi Bishop and The Goldman Sachs Group, Inc.
10.60	Amendment to the Sumitomo Letter Agreement, dated August 1, 2000, among The Sumitomo Bank, Limited, Sumitomo Bank Capital Markets, Inc., The Goldman Sachs Group, Inc. and Goldman, Sachs & Co.
10.61	Amendment to the KAA Letter Agreement, dated February 6, 2001, among Kamehameha Activities Association, The Trustees of the Estate of Bernice Pauahi Bishop, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co.
10.62	Amendment to the Sumitomo Letter Agreement, dated February 6, 2001, among The Sumitomo Bank, Limited, Sumitomo Bank Capital Markets, Inc. and The Goldman Sachs Group, Inc.
10.63	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Dr. Ruth J. Simmons.+
10.64	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan.+
10.65	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson.+
10.66	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Sir John Browne.+
11.1	Statement re computation of per share earnings.
12.1	Statement re computation of ratios of earnings to fixed charges.
13	The following portions of the Registrant’s 2000 Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an exhibit:
13.1	“Management’s Discussion and Analysis” (pages 26 to 45).
13.2	Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Accountants thereon (pages 46 to 72).
13.3	“Supplemental Financial Information — Quarterly Results” and “— Stock Price Range” (pages 73 and 74).
13.4	Selected Financial Data (page 75).
21.1	List of subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Powers of Attorney (included on signature page).
99.1	Opinion of PricewaterhouseCoopers LLP with respect to the Selected Financial Data, which is incorporated by reference in Part II, Item 6 hereof.

*	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449).

**	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-75213).

***	Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999.

+	This exhibit is a management contract or a compensatory plan or arrangement.

      (b)  Reports on Form 8-K:

On September 11, 2000, we filed a Current Report on Form 8-K attaching our press release announcing the agreement to combine with SLK LLC.

On September 19, 2000, we filed a Current Report on Form 8-K reporting our net earnings for our fiscal third quarter ended August 25, 2000.

On November 15, 2000, we filed a Current Report on Form 8-K reporting the closing of our combination with SLK LLC and on January 16, 2001, we amended the Form 8-K to include the pro forma and historical financial statements required by Form 8-K.

On December 19, 2000, we filed a Current Report on Form 8-K reporting our net earnings for our fiscal fourth quarter ending November 24, 2000.

THE GOLDMAN SACHS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 14(a)(1) AND 14(a)(2)

	Page Reference

		2000 Annual
		Report to
	Form 10-K	Shareholders

Consolidated Financial Statements
Report of Independent Accountants		46
Consolidated Statements of Earnings		47
Consolidated Statements of Financial Condition		48
Consolidated Statements of Changes in Shareholders’ Equity and Partners’ Capital		49
Consolidated Statements of Cash Flows		50
Consolidated Statements of Comprehensive Income		51
Notes to Consolidated Financial Statements		52 to 72

Financial Statement Schedule
Schedule I — Condensed Financial Information of Registrant (Parent Company Only)	F-2 to F-6
Report of Independent Accountants	F-2
Condensed Statements of Earnings	F-3
Condensed Statements of Financial Condition	F-4
Condensed Statements of Cash Flows	F-5
Notes to Condensed Financial Statements	F-6

      Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:

(i)	Management’s Discussion and Analysis;	26 to 45
(ii)	Supplemental Financial Information — Quarterly Results;	73
(iii)	Supplemental Financial Information — Common Stock Price Range; and	74
(iv)	Supplemental Financial Information — Selected Financial Data.	75

      Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and notes thereto in the 2000 Annual Report to Shareholders, which information is incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders,

The Goldman Sachs Group, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated January 19, 2001 appearing in the 2000 Annual Report to Shareholders of The Goldman Sachs Group, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

January 19, 2001.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF EARNINGS (PARENT COMPANY ONLY)

	Year Ended November

	2000	1999	1998

	(in millions)
Revenues

Equity in earnings of subsidiaries	$3,986	$1,231	$1,780

Principal investments	561	1,139	540

Interest income	4,577	3,305	4,369

Total revenues	9,124	5,675	6,689

Interest expense	4,806	3,338	4,201

Revenues, net of interest expense	4,318	2,337	2,488

Operating expenses

Compensation and benefits	186	251	9

Other	133	109	43

Charitable contribution	—	200	—

Total operating expenses	319	560	52

Pre-tax earnings	3,999	1,777	2,436

Provision/(benefit) for taxes	932	(931)	8

Net earnings	$3,067	$2,708	$2,428

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION (PARENT COMPANY ONLY)

	As of November

	2000	1999

	(in millions, except
	share and per share
	amounts)
Assets

Cash and cash equivalents	$—	$1

Financial instruments owned, at fair value	4,352	3,476

Receivables from affiliates	42,380	41,511

Subordinated loan receivables from affiliates	12,406	9,048

Investments in subsidiaries	14,670	7,526

Other assets	3,018	2,284

	$76,826	$63,846

Liabilities and Shareholders’ Equity

Short-term borrowings, including commercial paper	$28,585	$32,286

Payables to affiliates	134	207

Other liabilities and accrued expenses	1,102	572
Long-term borrowings

With third parties	30,166	20,262

With affiliates	309	374

	60,296	53,701
Commitments and contingencies
Shareholders’ Equity

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 489,964,838 and 441,421,899 shares issued, as of November 2000 and November 1999, respectively	5	4

Restricted stock units	4,760	4,339

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding as of November 2000; 7,440,362 shares issued and outstanding as of November 1999	—	—

Additional paid-in capital	11,127	7,359

Retained earnings	3,294	444

Unearned compensation	(1,878)	(2,038)

Accumulated other comprehensive (loss)/income	(130)	37

Treasury stock, at cost, par value $0.01 per share; 6,490,145 shares as of November 2000	(648)	—

Total shareholders’ equity	16,530	10,145

	$76,826	$63,846

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended November

	2000	1999	1998

	(in millions)
Cash flows from operating activities

Net earnings	$3,067	$2,708	$2,428
Noncash items included in net earnings

Equity in earnings of subsidiaries	(3,986)	(1,231)	(1,780)

Depreciation and amortization	108	71	35

Deferred income taxes	(240)	(1,030)	—

Stock-based compensation	1,345	2,990	—

Other, net	(10)	46	—
Changes in operating assets and liabilities

Financial instruments owned, at fair value	(711)	(1,575)	(8)

Other, net	(228)	553	(501)

Net cash (used for)/provided by operating activities	(655)	2,532	174
Cash flows from investing activities

Financial instruments owned, at fair value	(165)	246	(243)

Receivables from affiliates, net	(744)	(9,406)	(8,235)

Subordinated loan receivables from affiliates	(3,358)	(380)	(1,779)

Investment in subsidiaries, net	2,064	(850)	1,362

Property, leasehold improvements and equipment	(269)	(292)	(145)

Business combinations	(1,988)	(196)	—

Net cash used for investing activities	(4,460)	(10,878)	(9,040)
Cash flows from financing activities

Short-term borrowings, net	(9,399)	12	2,586

Issuance of long-term borrowings	15,704	10,755	10,289

Repayment of long-term borrowings	(327)	(587)	(1,698)

Common stock repurchased	(648)	—	—

Dividends paid	(217)	(107)	—

Proceeds from issuance of common stock	1	2,633	—

Capital contributions	—	48	9

Returns on capital and certain distribution to partners	—	(306)	(619)

Termination of the profit participation plans	—	—	(21)

Partners’ capital distributions, net	—	(4,112)	—

Partners’ capital allocated for income taxes and potential withdrawals	—	—	(1,673)

Net cash provided by financing activities	5,114	8,336	8,873

Net (decrease)/increase in cash and cash equivalents	(1)	(10)	7

Cash and cash equivalents, beginning of year	1	11	4

Cash and cash equivalents, end of year	$—	$1	$11

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal years presented.

Payments of income taxes were $1.23 billion for the year ended November 2000 and were immaterial for the years ended November 1999 and November 1998.

Noncash activities:

In connection with the firm’s conversion to corporate form in 1999, junior subordinated debentures of $371 million were issued to retired limited partners in exchange for their partnership interests.

Common stock issued in connection with business combinations was $3.41 billion and $245 million for the years ended November 2000 and November 1999, respectively.

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

NOTE TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Note 1.  Significant Accounting Policies

  Basis of Presentation

      The condensed unconsolidated financial statements of The Goldman Sachs Group, Inc. should be read in conjunction with the consolidated financial statements of The Goldman Sachs Group, Inc. and subsidiaries and notes thereto, which are incorporated by reference in this Form 10-K.

      Investments in subsidiaries are accounted for using the equity method.

      These condensed unconsolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make estimates and assumptions regarding investment valuations, the outcome of pending litigation and other matters that affect the condensed unconsolidated financial statements and related disclosures. These estimates and assumptions are based on judgment and available information and, consequently, actual results could be materially different from these estimates.

      Certain reclassifications have been made to prior years’ financial statements to conform with fiscal year 2000 presentation.

Note 2.  Restricted Stock Units

      Total restricted stock units outstanding as of November 2000 and November 1999 were as follows:

	No Future Service	Future Service
	Required	Required

November 1999	35,703,923	40,344,481

November 2000(1)	33,502,219	46,335,940

(1)	Includes restricted stock units granted to employees subsequent to November 2000 as part of year-end compensation for fiscal 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

Date: February 16, 2001

II-1

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Thain, Robert J. Katz, Gregory K. Palm, David A. Viniar and Esta E. Stecher, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ HENRY M. PAULSON, JR. Henry M. Paulson, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 16, 2001
/s/ ROBERT J. HURST Robert J. Hurst	Director	February 16, 2001
/s/ JOHN A. THAIN John A. Thain	Director	February 16, 2001
/s/ JOHN L. THORNTON John L. Thornton	Director	February 16, 2001
/s/ SIR JOHN BROWNE Sir John Browne	Director	February 16, 2001
/s/ JOHN H. BRYAN John H. Bryan	Director	February 16, 2001
/s/ JAMES A. JOHNSON James A. Johnson	Director	February 16, 2001
/s/ RUTH J. SIMMONS Ruth J. Simmons	Director	February 16, 2001
/s/ JOHN L. WEINBERG John L. Weinberg	Director	February 16, 2001
/s/ DAVID A. VINIAR David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 16, 2001
/s/ SARAH G. SMITH Sarah G. Smith	Principal Accounting Officer	February 16, 2001

II-2