Form 10-Q
period 2001-02-23
GOLDMAN SACHS GROUP INC/
filed 2001-04-06
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended February 23, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period                to

Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
85 Broad Street, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

(212) 902-1000

(Registrant’s Telephone Number, Including Area Code)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS

        As of March 30, 2001, there were 481,884,744 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months
	Ended February

	2001	2000

	(in millions, except
	per share amounts)
Revenues
Global capital markets

Investment banking	$1,131	$1,230

Trading and principal investments	2,066	2,096

Asset management and securities services	1,168	944

Interest income	5,137	3,694

Total revenues	9,502	7,964

Interest expense	4,769	3,471

Revenues, net of interest expense	4,733	4,493

Operating expenses

Compensation and benefits	2,367	2,247

Amortization of employee initial public offering and acquisition awards	131	111

Brokerage, clearing and exchange fees	195	129

Market development	124	106

Communications and technology	153	93

Depreciation and amortization	134	94

Amortization of goodwill and other intangible assets	62	7

Occupancy	160	95

Professional services and other	148	132

Total non-compensation expenses	976	656

Total operating expenses	3,474	3,014

Pre-tax earnings	1,259	1,479

Provision for taxes	491	592

Net earnings	$768	$887

Earnings per share

Basic	$1.49	$1.83

Diluted	1.40	1.76
Average common shares outstanding

Basic	515.4	484.6

Diluted	548.6	505.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	February 2001	November 2000

	(in millions, except share
	and per share amounts)
Assets

Cash and cash equivalents	$4,784	$3,870

Cash and securities segregated in compliance with U.S. federal and other regulations	19,781	17,132

Receivables from brokers, dealers and clearing organizations	7,057	6,226

Receivables from customers and counterparties	31,394	33,060

Securities borrowed	88,270	82,409

Securities purchased under agreements to resell	39,466	37,324

Right to receive securities	4,581	4,264

Financial instruments owned, at fair value	98,425	95,260

Other assets	11,054	10,215

	$304,812	$289,760

Liabilities and Shareholders’ Equity

Short-term borrowings, including commercial paper	$32,686	$33,471

Payables to brokers, dealers and clearing organizations	3,429	3,871

Payables to customers and counterparties	85,745	78,277

Securities loaned	12,093	9,215

Securities sold under agreements to repurchase	39,854	30,996

Obligation to return securities	7,246	3,355

Financial instruments sold, but not yet purchased, at fair value	70,232	74,889

Other liabilities and accrued expenses	5,305	7,761

Long-term borrowings	30,784	31,395

	287,374	273,230
Commitments and contingencies

Shareholders’ Equity

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 491,082,669 and 489,964,838 shares issued, as of February 2001 and November 2000, respectively	5	5

Restricted stock units	5,223	4,760

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding as of February 2001 and November 2000	—	—

Additional paid-in capital	11,258	11,127

Retained earnings	4,004	3,294

Unearned compensation	(1,916)	(1,878)

Accumulated other comprehensive loss	(115)	(130)

Treasury stock, at cost, par value $0.01 per share; 9,905,145 and 6,490,145 shares as of February 2001 and November 2000, respectively	(1,021)	(648)

Total shareholders’ equity	17,438	16,530

	$304,812	$289,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended February

	2001	2000

	(in millions)
Cash flows from operating activities

Net earnings	$768	$887
Noncash items included in net earnings

Depreciation and amortization	134	94

Amortization of goodwill and other intangible assets	62	7

Stock-based compensation	238	183
Changes in operating assets and liabilities

Cash and securities segregated in compliance with U.S. federal and other regulations	(2,649)	(574)

Net receivables from brokers, dealers and clearing organizations	(1,273)	(2,343)

Net payables to customers and counterparties	9,134	3,890

Securities borrowed, net	(2,983)	(6,265)

Financial instruments owned, at fair value	(1,980)	(12,520)

Financial instruments sold, but not yet purchased, at fair value	(2,266)	12,988

Other, net	(2,633)	(1,264)

Net cash used for operating activities	(3,448)	(4,917)

Cash flows from investing activities

Property, leasehold improvements and equipment	(498)	(292)

Other, net	(30)	51

Net cash used for investing activities	(528)	(241)

Cash flows from financing activities

Short-term borrowings, net	(2,892)	717

Issuance of long-term borrowings	1,497	5,006

Repayment of long-term borrowings	—	(18)

Securities sold under agreements to repurchase, net of agreements to resell	6,716	(716)

Common stock repurchased	(373)	—

Dividends paid	(58)	(54)

Net cash provided by financing activities	4,890	4,935

Net increase/(decrease) in cash and cash equivalents	914	(223)

Cash and cash equivalents, beginning of year	3,870	3,055

Cash and cash equivalents, end of period	$4,784	$2,832

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Payments of income taxes were $300 million and $260 million for the three months ended February 23, 2001 and February 25, 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months
	Ended February

	2001	2000

	(in millions)

Net earnings	$768	$887

Currency translation adjustment, net of tax	15	(71)

Comprehensive income	$783	$816

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

Note 2.  Significant Accounting Policies

  Basis of Presentation

      The condensed consolidated financial statements include the accounts of Group Inc. and its U.S. and international subsidiaries including Goldman, Sachs & Co. (“GS&Co.”), J. Aron & Company and Spear, Leeds & Kellogg, L.P. (“SLK”) in New York, Goldman Sachs International (“GSI”) in London and Goldman Sachs (Japan) Ltd. (“GSJL”) in Tokyo. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Group Inc. for the fiscal year ended November 24, 2000. The condensed consolidated financial information as of and for the period ended November 24, 2000 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material intercompany transactions and balances have been eliminated.

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

      Unless otherwise stated herein, all references to February 2001 and February 2000 refer to the firm’s fiscal periods ended, or the date, as the context requires, February 23, 2001 and February 25, 2000, respectively. All references to November 2000 refer to the firm’s fiscal year ended, or the date, as the context requires, November 24, 2000.

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

      The following table sets forth the firm’s financial instruments owned, at fair value:

	As of February 2001		As of November 2000

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Commercial paper, certificates of deposit and time deposits	$1,061	$—	$866	$—

U.S. government, federal agency and sovereign obligations	25,531	17,848	24,038	23,580

Corporate debt	12,966	4,730	13,317	3,988

Equities and convertible debentures	24,843	11,578	21,481	8,829

State, municipal and provincial obligations	559	—	499	—

Derivative contracts	32,917	35,453	34,627	37,815

Physical commodities	548	623	432	677

Total	$98,425	$70,232	$95,260	$74,889

  Derivative Activities

      On November 25, 2000, the firm adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The adoption of this statement did not have a material effect on the firm’s statements of financial condition or the results of operations. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as “derivatives”), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation.

      Most of the firm’s derivative transactions are entered into for trading purposes. The firm uses derivatives in its trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. Risk exposures are managed through diversification, by controlling position sizes and by establishing hedges in related securities or

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

derivatives. For example, the firm may hedge a portfolio of common stock by taking an offsetting position in a related equity-index futures contract. Gains and losses on derivatives used for trading purposes are generally included in “Trading and principal investments” on the consolidated statements of earnings.

      The firm also enters into derivative contracts, which are designated as fair-value hedges, to manage the interest rate and currency exposure on its long term borrowings. These derivatives generally include interest rate futures contracts and interest rate and currency swap agreements, which are primarily utilized to convert a substantial portion of the firm’s fixed rate debt into U.S. dollar-based floating rate obligations. The gains and losses associated with the ineffective portion of the fair value hedges were included in “Trading and principal investments” on the condensed consolidated statement of earnings and were immaterial for the three months ended February 2001.

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

      Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition where management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of February 2001		As of November 2000(1)

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Forward settlement contracts	$5,190	$4,783	$6,315	$6,748

Swap agreements	16,128	17,232	15,770	16,321

Option contracts	11,599	13,438	12,543	15,118

Total	$32,917	$35,453	$34,628	$38,187

(1)	Includes the fair value of nontrading derivative contracts previously accounted for under the accrual basis.

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

      Short-term borrowings are set forth below:

	As of

	February 2001	November 2000

	(in millions)

Commercial paper	$10,216	$10,721

Promissory notes	15,170	14,516

Bank loans and other(1)	7,300	8,234

Total	$32,686	$33,471

(1)	As of February 2001 and November 2000, short-term borrowings included $3.84 billion and $4.06 billion of long-term borrowings maturing within one year, respectively.

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

      The computations of basic and diluted EPS are set forth below:

	Three Months
	Ended February

	2001	2000

	(in millions, except
	per share amounts)

Numerator for basic and diluted EPS — earnings available to common shareholders	$768	$887

Denominator for basic EPS — weighted average number of common shares	515.4	484.6
Effect of dilutive securities

Restricted stock units	20.1	12.0

Stock options	13.1	8.8

Dilutive potential common shares	33.2	20.8

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	548.6	505.4

Basic EPS	$1.49	$1.83

Diluted EPS	1.40	1.76

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

Note 7.  Regulated Subsidiaries

      GS&Co. and SLK are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 under the Securities Exchange Act of 1934 and Rule 1.17 under the Commodity Exchange Act which specify uniform minimum net capital requirements, as defined, for their registrants. GS&Co. and SLK have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by
Rule 15c3-1. As of February 2001, GS&Co. had regulatory net capital, as defined, of $4.21 billion, which exceeded the amount required by $3.52 billion. As of February 2001, SLK had regulatory net capital, as defined, of $1.04 billion, which exceeded the amount required by $998 million.

      GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Securities and Futures Authority Limited, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of February 2001, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of February 2001, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 8.  Business Segments

      In reporting to management, the firm’s operating results are categorized into two principal segments: Global Capital Markets, and Asset Management and Securities Services. For a further discussion of the firm’s segments, see the firm’s Annual Report on Form 10-K for the fiscal year ended November 2000.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months
		Ended February

		2001	2000

		(in millions)

Global Capital	Net revenues	$3,306	$3,324

Markets	Operating expenses	2,406	2,140

	Pre-tax earnings	$900	$1,184

	Segment assets	$155,802	$157,657

Asset Management	Net revenues	$1,427	$1,169

and Securities	Operating expenses	963	763
Services

	Pre-tax earnings	$464	$406

	Segment assets	$148,173	$117,966

Total	Net revenues	$4,733	$4,493

	Operating expenses(1)	3,474	3,014

	Pre-tax earnings	$1,259	$1,479

	Total assets(2)	$304,812	$276,894

(1)	Includes the ongoing amortization of employee initial public offering awards that has not been allocated to the firm’s segments.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

Note 9.  Subsequent Events

      The Board of Directors of Group Inc. declared a dividend of $0.12 per share to be paid on May 24, 2001 to common shareholders of record on April 24, 2001.

      On March 19, 2001, the firm completed its acquisition of Benjamin Jacobson & Sons, LLC, a specialist firm on the floor of The New York Stock Exchange, for approximately $250 million in a combination of common stock and cash.

Review Report of Independent Accountants

To the Directors and Shareholders,

The Goldman Sachs Group, Inc.

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the “Company”) as of February 23, 2001, the related condensed consolidated statements of earnings for the three months ended February 23, 2001 and February 25, 2000, the condensed consolidated statements of cash flows for the three months ended February 23, 2001 and February 25, 2000, and the condensed consolidated statements of comprehensive income for the three months ended February 23, 2001 and February 25, 2000. These condensed financial statements are the responsibility of the Company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries as of November 24, 2000, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year ended November 24, 2000 (not presented herein); in our report dated January 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 24, 2000 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 5, 2001.

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

      Unless specifically stated otherwise, all references to February 2001 and February 2000 refer to our fiscal periods ended, or the date, as the context requires, February 23, 2001 and February 25, 2000, respectively. All references to November 2000, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 24, 2000.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      The slowdown in global economic growth experienced in the second half of fiscal 2000 accelerated during the first quarter of 2001. Economic uncertainty in the United States and Japan led to further declines in global equity valuations and significantly reduced levels of announced mergers and acquisitions and new issue offerings.

      In the United States, reductions in employment and consumer confidence levels as well as declines in technology capital spending resulted in slower economic growth. In addition, uncertainty regarding corporate earnings led to continued equity price reductions, particularly in the Nasdaq, which declined 24% during the quarter. In an attempt to stimulate economic growth, the Federal Reserve lowered overnight interest rates by 100 basis points to 5.50% in January 2001. Fixed income markets benefited from these interest rate reductions and narrowing credit spreads.

      Economic growth in Europe slowed as exports declined. However, low unemployment and reduced inflationary pressures minimized the pace of this slowdown. In Japan, lower levels of corporate investment and declines in export demand resulted in slower economic growth, which prompted the Bank of Japan to lower interest rates during the quarter. Other Asian economies experienced slowdowns reflecting lower demand for exports.

Results of Operations

      The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. As a result, period-to-period comparisons may not be meaningful. In particular, a continuing decline in the volume of equity underwritings and mergers and acquisitions activity may adversely affect the future results of our Underwriting and Financial Advisory businesses. For a further discussion of the impact that market volatility and a market downturn may have on our results of operations and financial condition, see Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the fiscal year ended November 24, 2000.

Overview

      The following table sets forth a summary of our financial results:

Financial Overview

(in millions, except per share amounts)

	Three Months
	Ended February

	2001	2000

Net revenues	$4,733	$4,493

Pre-tax earnings	1,259	1,479

Net earnings	768	887

Diluted earnings per share	1.40	1.76

      The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Results by Segment

(in millions)

		Three Months
		Ended February

		2001	2000

Global Capital	Net revenues	$3,306	$3,324

Markets	Operating expenses	2,406	2,140

	Pre-tax earnings	$900	$1,184

Asset Management	Net revenues	$1,427	$1,169

And Securities	Operating expenses	963	763

Services
	Pre-tax earnings	$464	$406

Total	Net revenues	$4,733	$4,493

	Operating expenses(1)	3,474	3,014

	Pre-tax earnings	$1,259	$1,479

(1)	Includes the ongoing amortization of employee initial public offering awards that has not been allocated to our segments.

     Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions. See Note 8 to the consolidated financial statements for further information regarding our segments.

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

      The following table sets forth the net revenues of our Global Capital Markets segment:

Global Capital Markets Net Revenues

(in millions)

	Three Months
	Ended February

	2001	2000

Financial Advisory	$730	$583

Underwriting	415	653

Investment Banking	1,145	1,236

FICC	1,125	1,016

Equities	1,176	858

Principal Investments	(140)	214

Trading and Principal Investments	2,161	2,088

Total	$3,306	$3,324

February 2001 versus February 2000

      Net revenues in Global Capital Markets decreased slightly. Operating expenses increased 12%, principally due to our acquisition of Spear, Leeds & Kellogg, L.P. (“SLK”). Pre-tax earnings were $900 million compared to $1.18 billion in 2000.

      Net revenues in Investment Banking decreased 7% to $1.15 billion. Net revenues in the Financial Advisory business increased 25%, principally due to the completion of mergers and acquisitions in the communications, media and entertainment, healthcare and high technology sectors. Net revenue growth was strong across all major regions. Underwriting net revenues decreased 36%, primarily due to a slowdown in equity new issue activity. Our backlog declined significantly during the quarter reflecting lower equity market valuations, reduced merger activity and general market uncertainty.

      Net revenues in Trading and Principal Investments increased 3% to $2.16 billion. Net revenues in FICC increased 11%, primarily due to increased customer flow and market volatility in commodities and currencies. These increases were offset by lower net revenues as a result of reduced customer flow in fixed income derivatives and mortgages. Equities net revenues increased 37% primarily due to the contribution from SLK and strength in equity arbitrage. These increases were partially offset by lower net revenues from decreased secondary market activity in our European shares business compared to an exceptionally strong first quarter of 2000. Principal Investments experienced negative net revenues, due to unrealized losses on our merchant banking investments in the high technology and telecommunications sectors, partially offset by real estate disposition gains.

Asset Management and Securities Services

      The components of the Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions include clearing and agency transactions for clients on major stock, options and futures exchanges and revenues from the increased share of the income and gains derived from our merchant banking funds.

      The following table sets forth the net revenues of our Asset Management and Securities Services segment:

Asset Management and Securities Services Net Revenues

(in millions)

	Three Months
	Ended February

	2001	2000

Asset Management	$368	$306

Securities Services	281	238

Commissions	778	625

Total	$1,427	$1,169

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

      The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of		As of

	February 28,	February 29,	November 30,	November 30,
	2001	2000	2000	1999

Assets under management	$300,340	$279,617	$293,842	$258,045

Other client assets	183,903	272,991	197,876	227,424

Total	$484,243	$552,608	$491,718	$485,469

February 2001 versus February 2000

      Net revenues in Asset Management and Securities Services increased 22% to $1.43 billion, reflecting growth across all businesses. Operating expenses increased 26%, principally due to the inclusion of SLK. Pre-tax earnings were $464 million compared to $406 million in 2000.

      Asset Management net revenues increased 20%, primarily reflecting a 12% increase in average assets under management. Strong net inflows were partially offset by declines in asset values due to depreciation in global equity markets. Securities Services net revenues increased 18%, primarily due to the inclusion of SLK’s securities and margin lending business, as well as increased spreads in our fixed income matched book. Commissions increased 24%, due to the contribution from SLK’s clearing and execution business and increased customer flow in equity derivatives. These increases were partially offset by decreased activity in our global shares businesses.

Operating Expenses

      In recent years, our operating expenses have increased as a result of numerous factors, including higher levels of employment and compensation, increased worldwide activities, greater levels of business complexity, and additional systems and consulting costs relating to various technology initiatives.

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months
	Ended February

	2001	2000

Compensation and benefits	$2,367	$2,247

Amortization of employee initial public offering and acquisition awards	131	111

Brokerage, clearing and exchange fees	195	129

Market development	124	106

Communications and technology	153	93

Depreciation and amortization	134	94

Amortization of goodwill and other intangible assets	62	7

Occupancy	160	95

Professional services and other	148	132

Total non-compensation expenses	976	656

Total operating expenses	$3,474	$3,014

Employees at period end(1)	23,050	15,667

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services.

February 2001 versus February 2000

      Operating expenses increased 15% to $3.47 billion, primarily due to the inclusion of SLK expenses, as well as incremental costs associated with our growth during fiscal 2000.

      Compensation and benefits expense increased 5% to $2.37 billion. The ratio of compensation and benefits to net revenues was 50% for each of the quarters ended February 2001 and February 2000. Employment levels increased 47%, reflecting growth in our businesses and the inclusion of SLK. Expenses associated with our temporary staff and consultants were $229 million, an increase of 88%, reflecting increased global expansion and consulting costs associated with technology initiatives.

      Brokerage, clearing and exchange fees increased 51%, primarily due to the inclusion of SLK. Market development expenses increased 17%, principally due to higher levels of travel and entertainment costs associated with growth in employment levels and business activity. Communications and technology expenses increased 65%, reflecting higher telecommunications and market data costs associated with higher employment levels and the inclusion of SLK. Depreciation and amortization expenses increased 43%, primarily due to additional technology-related equipment expenditures, leasehold improvements and telecommunications equipment needed for our continued global expansion. Amortization of goodwill and other intangibles increased significantly due to the acquisition of SLK. Occupancy expenses increased 68%, reflecting continued office expansion needed to accommodate growth in employment levels. Professional services and other expenses increased 12% reflecting higher professional fees related to technology initiatives and global expansion.

Provision for Taxes

      The provision for taxes for the quarter ended February 2001 was $491 million. Goldman Sachs’ effective tax rate for the quarter was 39%.

Liquidity

      Management believes that one of the most important issues for a company in the financial services sector is access to liquidity. Accordingly, Goldman Sachs has established a comprehensive structure to oversee its liquidity and funding policies. For a description of our liquidity policies, see our Annual Report on Form 10-K for the fiscal year ended November 24, 2000.

The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	February		November
	2001		2000

	($ in billions, except
	per share amounts)

Total assets	$305		$290

Adjusted assets(1)	224		217

Leverage ratio(2)	17.5	x	17.5	x

Adjusted leverage ratio(3)	12.8	x	13.1	x

Book value per share(4)	$33.93		$32.18

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to certain provisions of Statement of Financial Accounting Standards No. 125.

(2)	Leverage ratio equals total assets divided by shareholders’ equity.

(3)	Adjusted leverage ratio equals adjusted assets divided by shareholders’ equity.

(4)	Book value per share was based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 514.0 million as of February 2001 and 513.7 million as of November 2000.

     As of February 2001 and November 2000, we held approximately $3.04 billion and $2.74 billion, respectively, in high-yield debt and emerging market securities and $2.75 billion and $2.83 billion, respectively, in bank loans. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

      As of February 2001 and November 2000, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $3.45 billion and $3.52 billion, respectively. These carrying values were comprised of corporate principal investments with an aggregate carrying value of approximately $2.42 billion and $2.51 billion, respectively, and real estate investments with an aggregate carrying value of approximately $1.03 billion and $1.01 billion, respectively.

Credit Ratings

      The following table sets forth our credit ratings as of February 2001:

	Short-Term Debt	Long-Term Debt

Fitch	F1+	AA-

Moody’s Investors Service	P-1	A1

Standard & Poor’s	A-1+	A+

Long-Term Debt

      As of February 2001, our consolidated long-term borrowings were $30.78 billion. Substantially all of these borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2024. The weighted average maturity of our long-term borrowings as of February 2001 was approximately 4.50 years. A substantial portion of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rates and foreign exchange movements.

Accounting Developments

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. In addition, specific implementation guidelines have been established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. We intend to adopt the provisions of SFAS No. 140 during 2001, as required. The adoption of SFAS No. 140 will not materially impact our financial condition or our results of operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      For a description of our risk management policies and procedures, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended November 24, 2000 and the information incorporated by reference therein.

      VaR. VaR is the potential loss in value of Goldman Sachs’ trading positions due to adverse market movements over a defined time horizon with a specified confidence level.

      For the VaR numbers reported below, a one-day time horizon and a 95% confidence level were used. This means that there is a one in 20 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. Thus, shortfalls from expected trading net revenues on a single trading day greater than the reported VaR would be anticipated to occur, on average, about once a month. Shortfalls on a single day can exceed reported VaR by significant amounts. Shortfalls can also accumulate over a longer time horizon such as a number of consecutive trading days.

      The VaR numbers below are shown separately for interest rate, currency, equity and commodity products, as well as for our overall trading positions. These VaR numbers include the underlying product positions and related hedges, which may include positions in other product areas. For example, the hedge of a foreign exchange forward may include an interest rate futures position and the hedge of a long corporate bond position may include a short position in the related equity.

      The modeling of the risk characteristics of our trading positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/ or approximations could produce materially different VaR estimates.

      We use historical data to estimate our VaR and, to better reflect current asset volatilities, these historical data are weighted to give greater importance to more recent observations. Given its reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are no sudden fundamental changes or shifts in market conditions. An inherent limitation of VaR is that past changes in market risk factors, even when weighted toward more recent observations, may not produce accurate predictions of future market risk. VaR is calculated assuming a normal distribution and different distributional assumptions could produce a materially different VaR. Moreover, VaR calculated for a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or offset with hedges within one day.

      The following table sets forth the daily VaR for substantially all of our trading positions:

Daily VaR

(in millions)

	As of		Three Months Ended
			February 2001
	February	November
	2001	2000	Average	High	Low

Risk Categories

Interest rates	$13	$11	$13	$21	$10

Currency rates	14	11	15	27	9

Equity prices	22	17	20	22	16

Commodity prices	10	7	7	10	5

Diversification effect(1)	(26)	(21)	(22)	—	—

Firmwide	$33	$25	$33	46	25

(1)	Equals the difference between firmwide daily VaR and the sum of the daily VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

     The following chart presents the daily VaR for substantially all of our trading positions during the quarter ended February 2001:

Firmwide VaR

Trading Net Revenues Distribution

      Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of our daily trading net revenues for the quarter ended February 2001:

Daily Trading Net Revenues

      As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2001.

Nontrading Risk

      The market risk on our nontrading financial instruments, including our merchant banking investments, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the S&P 500. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in the S&P 500 and changes in the fair value of the individual nontrading financial instruments. Different assumptions could produce materially different risk estimates. As of February 2001, the sensitivity of our nontrading market risk to a 10% decline in the S&P 500 was $234 million.

Derivative Contracts

      We utilize replacement cost as a measure of derivative credit risk. Replacement cost, as reported in “Financial instruments owned, at fair value” on the condensed consolidated statements of financial condition, represents amounts receivable from various counterparties, net of any unrealized losses, where management believes a legal right of setoff exists under an enforceable netting agreement. Replacement cost for purchased option contracts is the market value of the contract. We control our credit risk through an established credit approval process, by monitoring counterparty limits, obtaining collateral where appropriate and, in some cases, entering into enforceable netting agreements.

      The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to over-the-counter derivatives as of February 2001, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure

($ in millions)

				Percentage
			Exposure	of Exposure
		Collateral	Net of	Net of
Credit Rating Equivalent	Exposure	Held (2)	Collateral	Collateral

AAA/ Aaa	$3,401	$125	$3,276	16%

AA/ Aa2	6,245	1,985	4,260	21

A/ A2	8,495	965	7,530	37

BBB/ Baa2	5,029	1,380	3,649	18

BB/ Ba2 or lower	2,417	691	1,726	8

Unrated(1)	957	898	59	0

	$26,544	$6,044	$20,500	100%

      Over-the-counter derivative credit exposure, net of collateral, by maturity is set forth below:

				5 Years	Exposure
	0 - 6	6 - 12	1 - 5	or	Net of
Credit Rating Equivalent	Months	Months	Years	Greater	Collateral

AAA/ Aaa	$144	$228	$505	$2,399	$3,276

AA/ Aa2	1,512	651	862	1,235	4,260

A/ A2	2,153	718	2,516	2,143	7,530

BBB/ Baa2	1,263	692	996	698	3,649

BB/ Ba2 or lower	638	363	468	257	1,726

Unrated(1)	16	21	15	7	59

	$5,726	$2,673	$5,362	$6,739	$20,500

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral consists predominantly of cash and U.S. government and agency securities and is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 24, 2000.

Antitrust Matters

      In the lawsuit alleging a conspiracy to discourage or restrict the resale of securities issued in public offerings, the plaintiffs have appealed from dismissal of their complaint.

      The Goldman Sachs Group, Inc. is one of numerous financial services firms that have been named as defendants in purported class actions filed on March 9, 2001 and March 21, 2001, respectively, in the U.S. District Courts for the Southern District of New York and the District of New Jersey by purchasers of securities in public offerings, who claim the defendants engaged in a conspiracy to “tie” allocations in offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket. The Goldman Sachs Group, Inc. has also, together with other underwriters in the offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of the alleged “tying” arrangements. In addition, The Goldman Sachs Group, Inc. has, together with other underwriters in the offerings, received subpoenas for documents and information from various governmental agencies in connection with an investigation relating to allocations in public offerings. Goldman Sachs is cooperating with the investigation.

      Goldman, Sachs & Co. has been informed that the U.S. Department of Justice has closed its investigation of an alleged conspiracy among securities underwriters to fix underwriting fees.

Rockefeller Center Properties, Inc. Litigation

      On March 12, 2001, the federal district court granted defendants’ motion to dismiss the amended complaint. Plaintiffs have filed a notice of appeal.

AMF Securities Litigation

      By a decision dated March 22, 2001, the federal district court denied defendants’ motion to dismiss the amended complaint.

World Online Litigation

      In March 2001, the Dutch shareholders association initiated legal proceedings in connection with the initial public offering of World Online. Goldman Sachs International is named as a defendant in the writ served on its Dutch attorneys on March 14. The amount of damages sought is not specified in the writ.

Item 2: Changes in Securities and Use of Proceeds

      On March 19, 2001, we issued approximately 1.45 million shares of common stock in connection with our acquisition of Benjamin Jacobson & Sons, LLC, a specialist firm on the floor of The New York Stock Exchange. These shares were issued in a transaction not involving a public offering in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering (with the recipients representing their intentions to acquire the shares for their own accounts and not with a view to the distribution thereof and acknowledging that the shares were issued in a transaction not registered under the Securities Act of 1933).

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

      Additional information regarding these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in our Form 10-K for our fiscal year ended November 24, 2000, under Item 1 “Business — Certain Factors That May Affect Our Business.”

      Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. Other important factors that could adversely affect our investment banking transactions are contained in our Form 10-K for our fiscal year ended November 24, 2000, under Item 1 “Business — Certain Factors That May Affect Our Business.”

Item 6: Exhibits and Reports on Form 8-K

      (a)  Exhibits:

12.1	Statement re computation of ratios of earnings to fixed charges.
15.1	Letter re Unaudited Interim Financial Information.

      (b)  Reports on Form 8-K:

      On February 16, 2001, Group Inc. filed an amended Current Report on Form 8-K to include additional pro forma and historical financial statements relating to its combination with SLK LLC.

      On March 20, 2001, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal first quarter ended February 23, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH G. SMITH

Name: Sarah G. Smith
Title: Principal Accounting Officer

Date: April 6, 2001