Form 10-Q
period 2001-05-25
GOLDMAN SACHS GROUP INC/
filed 2001-07-02
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended May 25, 2001

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

        As of June 22, 2001, there were 485,611,887 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May

	2001	2000	2001	2000

	(in millions, except per share amounts)
Revenues
Global capital markets

Investment banking	$784	$1,585	$1,915	$2,815

Trading and principal investments	1,795	1,335	3,861	3,431

Asset management and securities services	1,245	942	2,413	1,886

Interest income	4,334	4,334	9,471	8,028

Total revenues	8,158	8,196	17,660	16,160

Interest expense	4,168	4,041	8,937	7,512

Revenues, net of interest expense	3,990	4,155	8,723	8,648

Operating expenses

Compensation and benefits	1,907	2,077	4,274	4,324

Amortization of employee initial public offering and acquisition awards	128	101	259	212

Brokerage, clearing and exchange fees	206	154	401	283

Market development	102	111	226	217

Communications and technology	153	100	306	193

Depreciation and amortization	145	95	279	189

Amortization of goodwill and other intangible assets	64	7	126	14

Occupancy	151	101	311	196

Professional services and other	188	151	336	283

Total non-compensation expenses	1,009	719	1,985	1,375

Total operating expenses	3,044	2,897	6,518	5,911

Pre-tax earnings	946	1,258	2,205	2,737

Provision for taxes	369	503	860	1,095

Net earnings	$577	$755	$1,345	$1,642

Earnings per share

Basic	$1.12	$1.56	$2.61	$3.39

Diluted	1.06	1.48	2.46	3.23
Average common shares outstanding

Basic	513.8	484.4	514.6	484.5

Diluted	545.8	510.3	547.2	507.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	May 2001	November 2000

	(in millions, except share
	and per share amounts)
Assets

Cash and cash equivalents	$3,606	$3,870

Cash and securities segregated in compliance with U.S. federal and other regulations	19,145	17,132

Receivables from brokers, dealers and clearing organizations	4,947	6,226

Receivables from customers and counterparties	27,021	33,060

Securities borrowed	108,724	82,409

Securities purchased under agreements to resell	24,733	37,324

Right to receive securities	2,574	4,264

Financial instruments owned, at fair value	94,688	95,260

Other assets	11,600	10,215

	$297,038	$289,760

Liabilities and Shareholders’ Equity

Short-term borrowings, including commercial paper	$41,765	$33,471

Payables to brokers, dealers and clearing organizations	2,812	3,871

Payables to customers and counterparties	86,311	78,277

Securities loaned	15,748	9,215

Securities sold under agreements to repurchase	27,476	30,996

Obligation to return securities	1,995	3,355

Financial instruments sold, but not yet purchased, at fair value	66,612	74,889

Other liabilities and accrued expenses	5,767	7,761

Long-term borrowings	30,536	31,395

	279,022	273,230
Commitments and contingencies

Shareholders’ Equity

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 492,689,996 and 489,964,838 shares issued, as of May 2001 and November 2000, respectively	5	5

Restricted stock units	5,190	4,760

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding as of May 2001 and November 2000, respectively	—	—

Additional paid-in capital	11,428	11,127

Retained earnings	4,523	3,294

Unearned compensation	(1,680)	(1,878)

Accumulated other comprehensive loss	(168)	(130)

Treasury stock, at cost, par value $0.01 per share; 12,854,645 and 6,490,145 shares as of May 2001 and November 2000, respectively	(1,282)	(648)

Total shareholders’ equity	18,016	16,530

	$297,038	$289,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended May

	2001	2000

	(in millions)
Cash flows from operating activities

Net earnings	$1,345	$1,642
Noncash items included in net earnings

Depreciation and amortization	279	189

Amortization of goodwill and other intangible assets	126	14

Stock-based compensation	441	384
Changes in operating assets and liabilities

Cash and securities segregated in compliance with U.S. federal and other regulations	(2,013)	(6,369)

Net receivables from brokers, dealers and clearing organizations	236	400

Net payables to customers and counterparties	14,073	9,050

Securities borrowed, net of securities loaned	(19,773)	(12,493)

Financial instruments owned, at fair value	410	(15,315)

Financial instruments sold, but not yet purchased, at fair value	(7,735)	13,227

Other, net	(2,491)	(484)

Net cash used for operating activities	(15,102)	(9,755)

Cash flows from investing activities

Property, leasehold improvements and equipment	(845)	(583)

Business combinations, net of cash acquired	(84)	—

Other, net	11	170

Net cash used for investing activities	(918)	(413)

Cash flows from financing activities

Short-term borrowings, net	3,802	2,964

Issuance of long-term borrowings	3,633	8,171

Repayment of long-term borrowings	—	(308)

Securities sold under agreements to repurchase, net of agreements to resell	9,071	431

Common stock repurchased	(634)	(55)

Dividends paid	(116)	(108)

Net cash provided by financing activities	15,756	11,095

Net (decrease) / increase in cash and cash equivalents	(264)	927

Cash and cash equivalents, beginning of year	3,870	3,055

Cash and cash equivalents, end of period	$3,606	$3,982

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Payments of income taxes were $824 million and $1.18 billion for the six months ended May 2001 and May 2000, respectively.

Noncash activities:

The value of common stock issued in connection with business combinations was $223 million for the six months ended May 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May

	2001	2000	2001	2000

	(in millions)

Net earnings	$577	$755	$1,345	$1,642

Currency translation adjustment, net of tax	(53)	(39)	(38)	(110)

Comprehensive income	$524	$716	$1,307	$1,532

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

Note 2.  Significant Accounting Policies

  Basis of Presentation

      The condensed consolidated financial statements include the accounts of Group Inc. and its U.S. and international subsidiaries including Goldman, Sachs & Co. (“GS&Co.”), J. Aron & Company and Spear, Leeds & Kellogg, L.P. (“SLK”) in New York, Goldman Sachs International (“GSI”) in London and Goldman Sachs (Japan) Ltd. (“GSJL”) in Tokyo. These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Group Inc. for the fiscal year ended November 24, 2000. The condensed consolidated financial information as of November 24, 2000 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material intercompany transactions and balances have been eliminated.

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

      Unless otherwise stated herein, all references to May 2001 and May 2000 refer to the firm’s fiscal periods ended, or the date, as the context requires, May 25, 2001 and May 26, 2000, respectively. All references to November 2000 refer to the firm’s fiscal year ended, or the date, as the context requires, November 24, 2000.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

  Accounting Developments

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. In addition, specific implementation guidelines were established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. During the second quarter of 2001, the firm adopted the provisions of SFAS No. 140 relating to transfers of financial assets and securitizations, which became effective for transfers occurring after March 31, 2001. The provisions of SFAS No. 140 relating to the accounting for collateral are effective as of the end of the firm’s current fiscal year and are not expected to have a material effect on the firm’s financial condition or results of operations. Accordingly, the firm will continue to account for collateral under the provisions of SFAS No. 125 through the third quarter of 2001. Pursuant to the collateral provisions of SFAS No. 125, total assets and liabilities were increased by $3.43 billion and $5.35 billion as of May 2001 and November 2000, respectively.

Note 3.  Financial Instruments

  Fair Value of Financial Instruments

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The following table sets forth the firm’s financial instruments owned, at fair value:

	As of May 2001		As of November 2000

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Commercial paper, certificates of deposit and time deposits	$765	$—	$866	$—

U.S. government, federal agency and sovereign obligations	23,303	18,808	24,038	23,580

Corporate debt	13,322	4,060	13,317	3,988

Equities and convertible debentures	24,688	13,238	21,481	8,829

State, municipal and provincial obligations	610	—	499	—

Derivative contracts	31,621	29,954	34,627	37,815

Physical commodities	379	552	432	677

Total	$94,688	$66,612	$95,260	$74,889

  Derivative Activities

      On November 25, 2000, the firm adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The adoption of this statement did not have a material effect on the firm’s statements of financial condition or the results of operations. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as “derivatives”), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation.

      Most of the firm’s derivative transactions are entered into for trading purposes. The firm uses derivatives in its trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. Risk exposures are managed through diversification, by controlling position sizes and by establishing hedges in related securities or derivatives. For example, the firm may hedge a portfolio of common stock by taking an offsetting position in a related equity-index futures contract. Gains and losses on derivatives used for trading purposes are generally included in “Trading and principal investments” on the consolidated statements of earnings.

      The firm also enters into derivative contracts, which are designated as fair-value hedges, to manage the interest rate and currency exposure on its long-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements and currency swap agreements, which are primarily utilized to convert a substantial portion of the firm’s fixed rate debt into U.S. dollar-based floating rate obligations. The gains and losses associated with the ineffective portion of the fair value hedges were included in “Trading and principal investments” on the condensed consolidated statement of earnings and were immaterial for the three and six months ended May 2001.

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

      Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition where management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of May 2001		As of November 2000(1)

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Forward settlement contracts	$5,421	$5,237	$6,315	$6,748

Swap agreements	14,627	12,385	15,770	16,321

Option contracts	11,573	12,332	12,543	15,118

Total	$31,621	$29,954	$34,628	$38,187

(1)	Includes the fair value of nontrading derivative contracts previously accounted for under the accrual basis.

  Securitization Activities

      The firm securitizes commercial mortgages and residential mortgages and home equity loans, government and corporate bonds, lease and trade receivables, and other types of financial assets. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer. To ascertain fair value for retained interests, quoted market prices are used if readily available. When quoted market prices are not readily available, the firm generally estimates fair value using pricing models that consider, among other factors, credit risk, prepayment rates, forward yield curves, volatilities and discount rates commensurate with the risks involved. Retained interests in securitized assets were not material as of May 2001. During the six months ended May 2001, the firm securitized $18.7 billion of financial assets.

  Secured Borrowing and Lending Activities

      The firm enters into secured borrowing and lending transactions to obtain securities for settlement, to finance inventory positions and to meet customers’ needs. In these transactions, the firm either provides or receives collateral including U.S. government, federal agency and investment-grade non-U.S. sovereign obligations.

      The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of May 2001, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $266.4 billion, of which $216.0 billion was sold or repledged.

      The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of May 2001, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to creditors was $22.9 billion, including $12.9 billion loaned or pledged to counterparties that do not have the right to sell or repledge.

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

      Short-term borrowings are set forth below:

	As of

	May 2001	November 2000

	(in millions)

Commercial paper	$11,033	$10,721

Promissory notes	19,491	14,516

Bank loans and other(1)	11,241	8,234

Total	$41,765	$33,471

(1)	As of May 2001 and November 2000, short-term borrowings included $5.91 billion and $4.06 billion of long-term borrowings maturing within one year, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The computations of basic and diluted EPS are set forth below:

	Three Months			Six Months
	Ended May			Ended May

	2001		2000	2001	2000

	(in millions, except per share amounts)

Numerator for basic and diluted EPS — earnings available to common stockholders	$577		$755	$1,345	$1,642

Denominator for basic EPS — weighted average number of common shares	513.8		484.4	514.6	484.5
Effect of dilutive securities

Restricted stock units	21.2		15.3	20.7	13.6

Stock options	10.8		10.6	11.9	9.7

Dilutive potential common shares	32.0		25.9	32.6	23.3

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	545.8	(1)	510.3	547.2	507.8

Basic EPS	$1.12		$1.56	$2.61	$3.39

Diluted EPS	1.06		1.48	2.46	3.23

(1)	The exercise prices for approximately one million options exceeded the average market prices for the three months ended May 2001. Therefore, these options were considered to be antidilutive and were excluded from the diluted EPS computation.

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

Note 7.  Regulated Subsidiaries

      GS&Co. and SLK are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 under the Securities Exchange Act of 1934 and Rule 1.17 under the Commodity Exchange Act which specify uniform minimum net capital requirements, as defined, for their registrants. GS&Co. and SLK have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by
Rule 15c3-1. As of May 2001, GS&Co. had regulatory net capital, as defined, of $3.55 billion, which exceeded the amount required by $2.82 billion. As of May 2001, SLK had regulatory net capital, as defined, of $829 million, which exceeded the amount required by $792 million.

      GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Securities and Futures Authority Limited, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of May 2001, GSI and GSJL were in compliance with their local capital adequacy requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of May 2001, these subsidiaries were in compliance with their local capital adequacy requirements.

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

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months Ended May		Six Months Ended May

		2001	2000	2001	2000

		(in millions)

Global Capital	Net revenues	$2,484	$2,993	$5,790	$6,317

Markets	Operating expenses	2,066	2,038	4,472	4,178

	Pre-tax earnings	$418	$955	$1,318	$2,139

	Segment assets	$146,157	$158,755	$146,157	$158,755

Asset Management	Net revenues	$1,506	$1,162	$2,933	$2,331

and Securities	Operating expenses	872	758	1,835	1,521

Services

	Pre-tax earnings	$634	$404	$1,098	$810

	Segment assets	$149,821	$118,360	$149,821	$118,360

Total	Net revenues	$3,990	$4,155	$8,723	$8,648

	Operating expenses (1)	3,044	2,897	6,518	5,911

	Pre-tax earnings	$946	$1,258	$2,205	$2,737

	Total assets (2)	$297,038	$278,319	$297,038	$278,319

(1)	Includes the ongoing amortization of employee initial public offering awards that has not been allocated to the firm’s segments.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

Note 9.  Subsequent Events

      The Board of Directors of Group Inc. (the “Board”) declared a dividend of $0.12 per share to be paid on August 30, 2001, to common shareholders of record on July 31, 2001.

      On June 18, 2001, the Board authorized the repurchase of an additional 15 million shares of common stock pursuant to the firm’s existing share repurchase program. This new authorization increased the number of shares the firm can repurchase to 17 million.

Review Report of Independent Accountants

To the Directors and Shareholders,

The Goldman Sachs Group, Inc.

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the “Company”) as of May 25, 2001, the related condensed consolidated statements of earnings for the three and six months ended May 25, 2001 and May 26, 2000, the condensed consolidated statements of cash flows for the six months ended May 25, 2001 and May 26, 2000, and the condensed consolidated statements of comprehensive income for the three and six months ended May 25, 2001 and May 26, 2000. These condensed financial statements are the responsibility of the Company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries as of November 24, 2000, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year ended November 24, 2000 (not presented herein); in our report dated January 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 24, 2000, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

June 28, 2001.

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

      Unless specifically stated otherwise, all references to May 2001 and May 2000 refer to our fiscal periods ended, or the date, as the context requires, May 25, 2001 and May 26, 2000, respectively. All references to November 2000, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 24, 2000.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      The global economic slowdown that began in the second half of fiscal 2000 continued during the second quarter. Uncertainty about the extent of the economic downturn led to continued instability in global equity valuations, as well as significantly reduced activity levels in mergers and acquisitions and equity underwritings. In addition, transaction volumes and volatility in the secondary equity markets declined in the latter part of the quarter.

      In the United States, reductions in employment and consumer confidence levels as well as a decline in capital spending resulted in slower rates of economic growth, especially in the manufacturing sector. In addition, uncertainty regarding corporate earnings growth resulted in continued instability of equity valuations. In an attempt to alleviate recessionary pressures, the Federal Reserve lowered overnight interest rates three times during the quarter by a total of 150 basis points to 4.00%. Fixed income markets benefited from these interest rate reductions and narrowing credit spreads.

      Economic growth in Europe continued to slow as exports and domestic demand declined. In May 2001, the European Central Bank lowered the benchmark lending rate for the first time in two years by 25 basis points to 4.50%. In Japan, lower levels of corporate investment and declines in export demand resulted in negative economic growth. Other Asian economies experienced renewed slowdowns reflecting lower domestic demand and declining exports.

Results of Operations

      The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. As a result, period-to-period comparisons may not be meaningful. In particular, a continuing decline in the volume of equity underwritings and mergers and acquisitions activity may adversely affect the future results of our Underwriting and Financial Advisory businesses. In addition, our Trading and Principal Investments business may be adversely affected by a continuing decline in customer trading volume and market volatility, as well as the impact of decimalization. For a further discussion of the impact that market volatility and a market downturn may have on our results of operations and financial condition, see Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the fiscal year ended November 24, 2000.

  Overview

      The following table sets forth a summary of our financial results:

Financial Overview

(in millions, except per share amounts)

	Three Months		Six Months
	Ended May		Ended May

	2001	2000	2001	2000

Net revenues	$3,990	$4,155	$8,723	$8,648

Pre-tax earnings	946	1,258	2,205	2,737

Net earnings	577	755	1,345	1,642

Diluted earnings per share	1.06	1.48	2.46	3.23

      The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Results by Segment

(in millions)

		Three Months		Six Months
		Ended May		Ended May

		2001	2000	2001	2000

Global Capital	Net revenues	$2,484	$2,993	$5,790	$6,317

Markets	Operating expenses	2,066	2,038	4,472	4,178

	Pre-tax earnings	$418	$955	$1,318	$2,139

Asset Management	Net revenues	$1,506	$1,162	$2,933	$2,331

and Securities Services	Operating expenses	872	758	1,835	1,521

	Pre-tax earnings	$634	$404	$1,098	$810

Total	Net revenues	$3,990	$4,155	$8,723	$8,648

	Operating expenses(1)	3,044	2,897	6,518	5,911

	Pre-tax earnings	$946	$1,258	$2,205	$2,737

(1)	Includes the ongoing amortization of employee initial public offering awards that has not been allocated to our segments.

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

      The following table sets forth the net revenues of our Global Capital Markets segment:

Global Capital Markets Net Revenues

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	2001	2000	2001	2000

Financial Advisory	$321	$712	$1,051	$1,295

Underwriting	471	882	886	1,535

Investment Banking	792	1,594	1,937	2,830

FICC	948	634	2,073	1,650

Equities	739	1,086	1,915	1,944

Principal Investments	5	(321)	(135)	(107)

Trading and Principal Investments	1,692	1,399	3,853	3,487

Total	$2,484	$2,993	$5,790	$6,317

  Three Months Ended May 2001 versus May 2000

      Net revenues in Global Capital Markets decreased 17% to $2.48 billion. Operating expenses remained relatively unchanged as increased expenses due to the inclusion of Spear, Leeds & Kellogg, L.P. (“SLK”) as well as incremental non-compensation expenses associated with growth in employment levels during fiscal 2000 were offset by decreased compensation and benefits, commensurate with lower net revenue levels. Pre-tax earnings were $418 million compared to $955 million in 2000.

      Net revenues in Investment Banking decreased 50% to $792 million compared to $1.59 billion for the second quarter of 2000. The net revenue reduction was primarily due to declines in the high technology and communications, media and entertainment sectors. Net revenues in Financial Advisory were $321 million compared to $712 million for the same 2000 period, reflecting significantly reduced industry-wide activity in mergers and acquisitions. Net revenues in our Underwriting business were $471 million, down significantly from the same 2000 period, reflecting lower levels of activity in worldwide equity new issues. Our transaction backlog increased during the second quarter but remained significantly lower than it was at the beginning of fiscal 2001.

      Net revenues in Trading and Principal Investments increased 21% to $1.69 billion compared to $1.40 billion for the second quarter of 2000. FICC net revenues increased 50% over the same 2000 period, primarily due to increased liquidity and customer activity in our global corporate bond businesses and increased customer flow and market volatility in currencies and commodities. Net revenues in Equities of $739 million were down significantly from a strong second quarter of 2000, primarily due to reduced customer flow and lower volatility in our equity derivatives and European shares businesses. Net revenues were also adversely affected by decimalization. Net revenues from SLK, which were not included in the second quarter of 2000, partially offset these reductions. Net revenues in Principal Investments were $5 million as gains from real estate dispositions were offset by unrealized losses on our merchant banking investments in the high technology and telecommunications sectors.

  Six Months Ended May 2001 versus May 2000

      Net revenues in Global Capital Markets decreased 8% to $5.79 billion. Operating expenses increased 7% due to higher costs related to the inclusion of SLK as well as incremental non-compensation expenses associated with growth in employment levels, partially offset by decreases in compensation and benefits, commensurate with lower net revenue levels. Pre-tax earnings were $1.32 billion compared to $2.14 billion in 2000.

      Investment Banking net revenues decreased 32% to $1.94 billion. The net revenue reduction was primarily due to declines in the communications, media and entertainment and high technology sectors. Net revenues in Financial Advisory decreased 19%, principally due to decreased mergers and acquisitions activity. Net revenues in Underwriting decreased 42%, primarily due to a slowdown in equity new issue activity.

      Net revenues in Trading and Principal Investments increased 10% to $3.85 billion. FICC net revenues grew 26% to $2.07 billion, as increases in our currencies, commodities and global corporate bond businesses were partially offset by a reduction in fixed income derivatives. Net revenues in Equities of $1.92 billion were essentially unchanged as reduced customer flow in our global shares businesses and equity derivatives was offset by the contribution from SLK and increases in equity arbitrage. Principal Investments experienced negative net revenues of $135 million, as gains on real estate dispositions were more than offset by unrealized losses on our merchant banking investments in the high technology and telecommunications sectors.

  Asset Management and Securities Services

      The components of the Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions include clearing and agency transactions for clients on major stock, options and futures exchanges and revenues from the increased share of the income and gains derived from our merchant banking funds.

      The following table sets forth the net revenues of our Asset Management and Securities Services segment:

Asset Management and Securities Services Net Revenues

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	2001	2000	2001	2000

Asset Management	$357	$354	$725	$660

Securities Services	287	252	568	490

Commissions	862	556	1,640	1,181

Total	$1,506	$1,162	$2,933	$2,331

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

      The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of May 31,		As of November 30,

	2001	2000	2000	1999

Assets under management	$314,388	$276,610	$293,842	$258,045

Other client assets	171,420	235,103	197,876	227,424

Total	$485,808	$511,713	$491,718	$485,469

  Three Months Ended May 2001 versus May 2000

      Net revenues in Asset Management and Securities Services increased 30% to $1.51 billion. Operating expenses increased 15% primarily due to the inclusion of SLK. Pre-tax earnings were $634 million compared to $404 million in 2000.

      Asset Management net revenues of $357 million were essentially unchanged compared to last year’s second quarter, as fees earned on higher assets under management were offset by lower incentive and fund origination fees. Net inflows of $10 billion, primarily in money market products, and market appreciation in certain asset classes led to growth in assets under management during the second quarter of 2001. Securities Services net revenues of $287 million increased 14% over the same 2000 period, due to increased spreads in our fixed income matched book partially offset by lower levels of customer activity in securities lending and margin lending. Commissions increased 55% compared to the same period last year, reflecting the contribution from SLK’s clearing and execution business and the increased share of income and gains from our merchant banking funds.

  Six Months Ended May 2001 versus May 2000

      Net revenues in Asset Management and Securities Services increased 26% to $2.93 billion, due to the inclusion of SLK as well as growth in all businesses. Operating expenses increased 21% principally due to the inclusion of SLK. Pre-tax earnings were $1.10 billion compared to $810 million in 2000.

      Net revenues in Asset Management increased 10%, reflecting an 11% increase in average assets under management, partially offset by lower incentive and fund origination fees. Securities Services net revenues increased 16%, primarily due to the inclusion of SLK’s securities and margin lending business and increased spreads in our fixed income matched book. Commissions increased 39%, primarily due to the inclusion of SLK’s clearing and execution business. Revenues from the increased share of income and gains from our merchant banking funds also contributed to the increase in Commissions.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months		Six Months
	Ended May		Ended May

	2001	2000	2001	2000

Compensation and benefits	$1,907	$2,077	$4,274	$4,324

Amortization of employee initial public offering and acquisition awards	128	101	259	212

Brokerage, clearing and exchange fees	206	154	401	283

Market development	102	111	226	217

Communications and technology	153	100	306	193

Depreciation and amortization	145	95	279	189

Amortization of goodwill and other intangible assets	64	7	126	14

Occupancy	151	101	311	196

Professional services and other	188	151	336	283

Total non-compensation expenses	1,009	719	1,985	1,375

Total operating expenses	$3,044	$2,897	$6,518	$5,911

Employees at period end(1)	22,967	16,512

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services.

  Three Months Ended May 2001 versus May 2000

      Operating expenses increased 5% to $3.04 billion. Compensation and benefits expense decreased 8% to $1.91 billion. The ratio of compensation and benefits to net revenues was 48% in the second quarter of 2001 compared to 50% in the same prior year quarter. Employment levels increased 39%, reflecting growth in our businesses in 2000 and the inclusion of SLK. Expenses associated with our temporary staff and consultants were $176 million, an increase of 24%, reflecting global expansion and consulting costs associated with technology initiatives.

      Non-compensation-related expenses were $1.01 billion, 40% above the same prior year period. In addition to the inclusion of SLK, the growth in these expenses compared to last year was primarily due to growth in employment levels during 2000, partially offset by the effect of expense reduction initiatives implemented in 2001. Brokerage, clearing and exchange fees increased 34%, primarily due to the inclusion of SLK. Market development expenses decreased 8%, principally due to lower levels of travel and entertainment and advertising costs. Communications and technology expenses increased 53%, reflecting higher telecommunications and market data costs associated with higher employment levels and the inclusion of SLK. Depreciation and amortization expenses increased 53%, primarily due to additional technology and telecommunications equipment expenditures and leasehold improvements. Amortization of goodwill and other intangible assets increased significantly as a result of the acquisition of SLK. Occupancy expenses increased 50%, reflecting global office expansion to accommodate increased employment levels. Professional services and other expenses increased 25%, due to higher professional fees and the inclusion of SLK.

  Six Months Ended May 2001 versus May 2000

      Operating expenses were $6.52 billion. Compensation and benefits expense decreased 1% to $4.27 billion. The ratio of compensation and benefits to net revenues was 49% in May 2001 compared to 50% in the prior year. Expenses associated with our temporary staff and consultants were $405 million, an increase of 53%, reflecting increased global expansion and consulting costs associated with technology initiatives.

      Non-compensation-related expenses were $1.99 billion, 44% above the same prior year period. In addition to the inclusion of SLK, the growth in these expenses compared to last year was primarily due to growth in employment levels during 2000, partially offset by the effect of expense reduction initiatives implemented in 2001. Brokerage, clearing and exchange fees and market development expenses increased 42% and 4%, respectively, primarily due to the inclusion of SLK. Communications and technology expenses increased 59%, reflecting higher telecommunications and market data costs associated with higher employment levels and the inclusion of SLK. Depreciation and amortization expenses increased 48%, primarily due to additional technology equipment expenditures, leasehold improvements and telecommunications equipment. Amortization of goodwill and other intangible assets increased significantly as a result of the acquisition of SLK. Occupancy expenses increased 59%, reflecting global office expansion to accommodate increased employment levels. Professional services and other expenses increased 19%, due to higher professional fees and the inclusion of SLK.

  Provision for Taxes

      The provision for taxes for the quarter and six months ended May 2001 was $369 million and $860 million, respectively. The effective tax rate for the quarter and the six months ended May 2001 was 39%, in line with fiscal 2000.

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

  The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	May		November
	2001		2000

	($ in billions, except
	per share amounts)

Total assets	$297		$290

Adjusted assets(1)	231		217

Leverage ratio(2)	16.5	x	17.5	x

Adjusted leverage ratio(3)	12.8	x	13.1	x

Book value per share(4)	$35.11		$32.18

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 125 and SFAS No. 140.

(2)	Leverage ratio equals total assets divided by shareholders’ equity.

(3)	Adjusted leverage ratio equals adjusted assets divided by shareholders’ equity.

(4)	Book value per share was based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 513.2 million as of May 2001 and 513.7 million as of November 2000.

     As of May 2001 and November 2000, we held approximately $2.49 billion and $2.74 billion, respectively, in high-yield debt and emerging market securities and $3.25 billion and $2.83 billion, respectively, in bank loans. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

      As of May 2001 and November 2000, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $3.33 billion and $3.52 billion, respectively. These carrying values were comprised of corporate principal investments with an aggregate carrying value of approximately $2.27 billion and $2.51 billion, respectively, and real estate investments with an aggregate carrying value of approximately $1.06 billion and $1.01 billion, respectively.

  Credit Ratings

      The following table sets forth our credit ratings as of May 2001:

	Short-Term Debt	Long-Term Debt

Fitch	F1+	AA-

Moody’s Investors Service	P-1	A1

Standard & Poor’s	A-1+	A+

  Long-Term Debt

      As of May 2001, our consolidated long-term borrowings were $30.54 billion. Substantially all of these borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2024. The weighted average maturity of our long-term borrowings as of May 2001 was approximately 5 years. A substantial portion of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rates and foreign exchange movements.

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

      The modeling of the risk characteristics of our trading positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.

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

      The following table sets forth the daily VaR for substantially all of our trading positions:

Daily VaR

(in millions)

			Three Months Ended
	As of		May 2001

	May	February
Risk Categories	2001	2001	Average	High	Low

Interest rates	$17	$13	$18	$34	$10

Currency rates	12	14	16	27	8

Equity prices	20	22	21	30	15

Commodity prices	12	10	9	14	6

Diversification effect(1)	(24)	(26)	(24)

Firmwide	$37	$33	$40	56	29

(1)	Equals the difference between firmwide daily VaR and the sum of the daily VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

     The following chart presents the daily VaR for substantially all of our trading positions during the six months ended May 2001:

  Trading Net Revenues Distribution

      Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of our daily trading net revenues for the quarter ended May 2001:

      As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended May 2001.

  Nontrading Risk

      The market risk on our nontrading financial instruments, including our merchant banking investments, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the S&P 500. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in the fair value of the individual nontrading financial instruments. Different assumptions could produce materially different risk estimates. As of May 2001, the sensitivity of our nontrading market risk to a 10% decline in the S&P 500 was $221 million.

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

      The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to over-the-counter derivatives as of May 2001, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure

($ in millions)

				Percentage
			Exposure	of Exposure
		Collateral	Net of	Net of
Credit Rating Equivalent	Exposure	Held (2)	Collateral	Collateral

AAA/ Aaa	$2,874	$120	$2,754	13%

AA/ Aa2	7,155	1,450	5,705	28

A/ A2	7,564	501	7,063	34

BBB/ Baa2	3,884	700	3,184	16

BB/ Ba2 or lower	2,494	734	1,760	9

Unrated(1)	1,232	1,181	51	0

	$25,203	$4,686	$20,517	100%

      Over-the-counter derivative credit exposure, net of collateral, by maturity is set forth below:

				5 Years	Exposure
	0 - 6	6 - 12	1 - 5	or	Net of
Credit Rating Equivalent	Months	Months	Years	Greater	Collateral

AAA/ Aaa	$191	$250	$567	$1,746	$2,754

AA/ Aa2	2,026	625	1,085	1,969	5,705

A/ A2	1,899	876	2,565	1,723	7,063

BBB/ Baa2	1,155	468	980	581	3,184

BB/ Ba2 or lower	685	241	567	267	1,760

Unrated(1)	15	3	21	12	51

	$5,971	$2,463	$5,785	$6,298	$20,517

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 24, 2000, as updated by our Quarterly Report on Form 10-Q for the quarter ended February 23, 2001.

  Antitrust Matters

      In the lawsuit alleging a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings, the purchaser plaintiffs have appealed from the dismissal of their complaint.

      In the action brought against, among other defendants, Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P. alleging a conspiracy to preclude multiple listing of certain equity options on national securities exchanges, by a decision dated April 24, 2001, the district court ruled that in light of its order granting the motion of certain non-settling defendants for summary judgment, the court lacked jurisdiction to entertain the proposed settlement. Plaintiffs have appealed.

      The Goldman Sachs Group, Inc. and its Board of Directors have been named as defendants in a purported shareholder derivative action commenced in the U.S. District Court for the Southern District of New York on June 5, 2001. The action alleges that The Goldman Sachs Group, Inc. Board breached its fiduciary duties by causing and/or allowing the firm to engage in the purported conduct relating to public offering allocations described under Part II, Item 1 “Legal Proceedings — Antitrust Matters” in our Quarterly Report on Form 10-Q for the quarter ended February 23, 2001. The action seeks unspecified damages.

  Matters Relating to Municipal Securities

      On April 20, 2001, the parties to the Florida federal court action have entered into a definitive agreement to settle the litigation subject to, among other things, court approval. Pursuant to the settlement, Goldman, Sachs & Co. will contribute approximately $100,000 toward a settlement fund.

  Laidlaw Bondholders Litigation

      By an order of the Judicial Panel on Multi-District Litigation filed on April 19, 2001, the purported class action lawsuit arising from offerings of Laidlaw, Inc. debentures was transferred to the U.S. District Court for the District of South Carolina for purposes of consolidated or coordinated pretrial proceedings with related actions in that court pertaining to Safety Kleen Corporation and Laidlaw. A separate action brought in the U.S. District Court for the Southern District of New York on behalf of purchasers and sellers of options exercisable for the debentures was voluntarily dismissed pursuant to an order entered on June 18, 2001.

  Owens Corning, Inc. Bondholder Litigation

      Goldman, Sachs & Co. has been named as a defendant in a purported class action filed on April 27, 2001 in the U.S. District Court for the District of Massachusetts arising from a 1998 offering by Owens Corning, Inc. of two series of its notes. The defendants include certain of Owens Corning’s officers and directors and the underwriters for the offering (including Goldman, Sachs & Co., which was the lead manager in the offering). The offering included a total of $550 million principal amount of notes, of which Goldman, Sachs & Co. underwrote $275 million.

      The lawsuit, brought by certain institutional purchasers of the notes, alleges that the prospectus issued in connection with the offering was false and misleading in violation of the disclosure requirements of the federal securities laws. The plaintiffs are seeking, among other things, unspecified damages.

Item 4: Submission of Matters to a Vote of Security Holders

      On April 6, 2001, Group Inc. held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of two directors to our Board of Directors for three-year terms, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2001 fiscal year and (iii) a shareholder proposal regarding the annual election of all members of the Board of Directors.

      Our shareholders elected both nominees to three-year terms as members of our Board of Directors. Our shareholders also approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2001 fiscal year. Our shareholders did not approve the shareholder proposal regarding the annual election of all members of the Board of Directors. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

			Against/		Broker
		For	Withheld	Abstain	Non-Votes

1.	Election of Directors:
	Sir John Browne	431,402,890	276,004	*	*
	James A. Johnson	431,394,790	284,104	*	*

2.	Ratification of Independent	425,948,517	5,687,438	42,939	*
	Auditors

3.	Declassification of the	60,618,343	341,745,654	679,651	28,635,246
	Board of Directors

* Not applicable

Item 5: Other Information

Cautionary Statement Pursuant to The Private Securities

Litigation Reform Act of 1995

      We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, the following:

•	continuing softness or further declines in equity underwritings and mergers and acquisitions activities;

•	continuing softness or further declines in general economic conditions or the global financial markets;

•	continuing declines in equity trading volumes and in market volatility;

•	the impact of decimalization;

•	losses due to unidentified or unanticipated risks;

•	competitive pressure;

•	a lack of liquidity, i.e., ready access to funds, for use in our business; and

•	losses caused by financial or other problems experienced by third parties.

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

15.1          Letter re Unaudited Interim Financial Information.

      (b)  Reports on Form 8-K:

      On June 19, 2001, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal second quarter ended May 25, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH G. SMITH

Name: Sarah G. Smith
Title: Principal Accounting Officer

Date: June 29, 2001