Form 10-Q
period 2001-08-31
GOLDMAN SACHS GROUP INC/
filed 2001-10-10
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended August 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☒      Yes      ☐      No

APPLICABLE ONLY TO CORPORATE ISSUERS

           As of October 5, 2001, there were 478,515,305 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August

	2001	2000	2001	2000

	(in millions, except per share amounts)
Revenues
Global capital markets
Investment banking	$1,080	$1,316	$2,995	$4,131
Trading and principal investments	1,267	2,112	5,128	5,543
Asset management and securities services	1,049	872	3,462	2,758
Interest income	3,964	4,551	13,435	12,579

Total revenues	7,360	8,851	25,020	25,011
Interest expense	3,699	4,324	12,636	11,836

Revenues, net of interest expense	3,661	4,527	12,384	13,175

Operating expenses
Compensation and benefits	1,794	2,263	6,068	6,587
Amortization of employee initial public offering and acquisition awards	112	102	371	314

Brokerage, clearing and exchange fees	218	136	619	419
Market development	90	126	316	343
Communications and technology	145	111	451	304
Depreciation and amortization	160	112	439	301
Amortization of goodwill and other intangible assets	66	7	192	21
Occupancy	142	116	453	312
Professional services and other	167	181	503	464

Total non-compensation expenses	988	789	2,973	2,164

Total operating expenses	2,894	3,154	9,412	9,065

Pre-tax earnings	767	1,373	2,972	4,110
Provision for taxes	299	549	1,159	1,644

Net earnings	$468	$824	$1,813	$2,466

Earnings per share
Basic	$0.92	$1.71	$3.54	$5.10
Diluted	0.87	1.62	3.33	4.85

Dividends paid per common share	$0.12	$0.12	$0.36	$0.36

Average common shares outstanding
Basic	508.1	481.3	512.3	483.4
Diluted	539.7	508.9	544.6	508.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	August 2001	November 2000

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$4,631	$3,870
Cash and securities segregated in compliance with U.S. federal and other regulations	22,754	17,132
Receivables from brokers, dealers and clearing organizations	5,904	6,226
Receivables from customers and counterparties	26,832	33,060
Securities borrowed	92,784	82,409
Securities purchased under agreements to resell	37,907	37,324
Right to receive securities	1,884	4,264
Financial instruments owned, at fair value	97,560	95,260
Other assets	11,773	10,215

	$302,029	$289,760

Liabilities and Shareholders’ Equity
Short-term borrowings, including commercial paper	$38,230	$33,471
Payables to brokers, dealers and clearing organizations	1,739	3,871
Payables to customers and counterparties	89,932	78,277
Securities loaned	11,359	9,215
Securities sold under agreements to repurchase	36,784	30,996
Obligation to return securities	2,436	3,355
Financial instruments sold, but not yet purchased, at fair value	67,364	74,889
Other liabilities and accrued expenses	5,952	7,761
Long-term borrowings	30,275	31,395

	284,071	273,230
Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 498,913,303 and 489,964,838 shares issued, as of August 2001 and November 2000, respectively	5	5
Restricted stock units	4,642	4,760
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	11,781	11,127
Retained earnings	4,933	3,294
Unearned compensation	(1,465)	(1,878)
Accumulated other comprehensive loss	(138)	(130)
Treasury stock, at cost, par value $0.01 per share; 19,048,736 and 6,490,145 shares as of August 2001 and November 2000, respectively	(1,800)	(648)

Total shareholders’ equity	17,958	16,530

	$302,029	$289,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended August

	2001	2000

	(in millions)
Cash flows from operating activities
Net earnings	$1,813	$2,466
Noncash items included in net earnings
Depreciation and amortization	439	301
Amortization of goodwill and other intangible assets	192	21
Stock-based compensation	623	576
Changes in operating assets and liabilities
Cash and securities segregated in compliance with U.S. federal and other regulations	(5,622)	(5,235)
Net receivables from brokers, dealers and clearing organizations	(1,795)	614
Net payables to customers and counterparties	17,883	6,619
Securities borrowed, net of securities loaned	(8,221)	(11,847)
Financial instruments owned, at fair value	(2,309)	(9,187)
Financial instruments sold, but not yet purchased, at fair value	(5,732)	10,173
Other, net	(2,334)	474

Net cash used for operating activities	(5,063)	(5,025)

Cash flows from investing activities
Property, leasehold improvements and equipment	(1,136)	(990)
Business combinations, net of cash acquired	(271)	—
Other, net	(288)	(118)

Net cash used for investing activities	(1,695)	(1,108)

Cash flows from financing activities
Short-term borrowings, net	(1,110)	(5,092)
Issuance of long-term borrowings	4,894	13,157
Repayment of long-term borrowings	(144)	(327)
Securities sold under agreements to repurchase, net of agreements to resell	5,205	(1,396)
Common stock repurchased	(1,152)	(65)
Dividends paid	(174)	(163)

Net cash provided by financing activities	7,519	6,114

Net increase/(decrease) in cash and cash equivalents	761	(19)
Cash and cash equivalents, beginning of year	3,870	3,055

Cash and cash equivalents, end of period	$4,631	$3,036

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Payments of income taxes were $1.23 billion and $1.59 billion for the nine months ended August 2001 and August 2000, respectively.

Noncash activities:

The value of common stock issued in connection with business combinations was $223 million for the nine months ended August 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August

	2001	2000	2001	2000

	(in millions)
Net earnings	$468	$824	$1,813	$2,466
Currency translation adjustment, net of tax	30	(16)	(8)	(126)

Comprehensive income	$498	$808	$1,805	$2,340

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

      Unless otherwise stated herein, all references to August 2001 and August 2000 refer to the firm’s fiscal periods ended, or the date, as the context requires, August 31, 2001 and August 25, 2000, respectively. All references to November 2000 refer to the firm’s fiscal year ended, or the date, as the context requires, November 24, 2000.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

  Accounting Developments

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. In addition, specific implementation guidelines were established to further distinguish transfers of financial assets that are sales from transfers that are secured borrowings. During the second quarter of 2001, the firm adopted the provisions of SFAS No. 140 relating to transfers of financial assets and securitizations, which became effective for transfers occurring after March 31, 2001. The provisions of SFAS No. 140 relating to the accounting for collateral are effective as of the end of the firm’s current fiscal year and are not expected to have a material effect on the firm’s financial condition or results of operations. Accordingly, the firm accounted for collateral under the provisions of SFAS No. 125 through the third quarter of 2001. Pursuant to the collateral provisions of SFAS No. 125, total assets and liabilities were increased by $2.62 billion and $5.35 billion as of August 2001 and November 2000, respectively.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standards, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but, instead, will be tested at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives. The firm intends to adopt the new standards on accounting for goodwill and other intangible assets on December 1, 2001, the beginning of fiscal 2002. Application of the non-amortization provisions of SFAS No. 142 is currently expected to result in an increase in net earnings of approximately $95 million in 2002. Cash flows will not be affected. During 2002, the firm will perform the required impairment tests of goodwill and indefinite-lived intangible assets as of December 1, 2001. Management does not expect these tests to have a material effect on the firm’s financial condition or results of operations.

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

      The following table sets forth the firm’s financial instruments owned, at fair value:

	As of August 2001		As of November 2000

	Assets	Liabilities	Assets	Liabilities

	(in millions)
Commercial paper, certificates of deposit and time deposits	$1,045	$—	$866	$—
U.S. government, federal agency and sovereign obligations	25,351	16,966	24,038	23,580
Corporate debt	13,912	5,684	13,317	3,988
Equities and convertible debentures	21,458	11,187	21,481	8,829
State, municipal and provincial obligations	437	—	499	—
Derivative contracts	35,024	32,919	34,627	37,815
Physical commodities	333	608	432	677

Total	$97,560	$67,364	$95,260	$74,889

  Derivative Activities

      On November 25, 2000, the firm adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. The adoption of this statement did not have a material effect on the firm’s statements of financial condition or the results of operations. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, referred to as “derivatives”), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the statement of financial condition and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation.

      Most of the firm’s derivative transactions are entered into for trading purposes. The firm uses derivatives in its trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. Risk exposures are managed through diversification, by controlling position sizes and by establishing hedges in related securities or derivatives. For example, the firm may hedge a portfolio of common stock by taking an offsetting position in a related equity-index futures contract. Gains and losses on derivatives used for trading purposes are generally included in “Trading and principal investments” on the condensed consolidated statements of earnings.

      The firm also enters into derivative contracts, which are designated as fair-value hedges, to manage the interest rate and currency exposure on its long-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements and currency swap agreements, which are primarily utilized to convert a substantial portion of the firm’s fixed rate debt into U.S. dollar-based floating rate obligations. The gains and losses associated with the ineffective portion of the fair value hedges were included in “Trading and principal investments” on the condensed consolidated statement of earnings and were immaterial for the three and nine months ended August 2001.

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

      Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition where management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of August 2001		As of November 2000(1)

	Assets	Liabilities	Assets	Liabilities

	(in millions)
Forward settlement contracts	$5,318	$5,207	$6,315	$6,748
Swap agreements	18,510	14,592	15,770	16,321
Option contracts	11,196	13,120	12,543	15,118

Total	$35,024	$32,919	$34,628	$38,187

(1)	Includes the fair value of nontrading derivative contracts previously accounted for under the accrual basis.

  Securitization Activities

      The firm securitizes commercial mortgages and residential mortgages and home equity loans, government and corporate bonds, lease and trade receivables, and other types of financial assets. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer. To ascertain fair value for retained interests, quoted market prices are used if readily available. When quoted market prices are not readily available, the firm generally estimates fair value using pricing models that consider, among other factors, credit risk, prepayment rates, forward yield curves, volatilities and discount rates commensurate with the risks involved. Retained interests in securitized assets were not material as of August 2001. During the nine months ended August 2001, the firm securitized $29.9 billion of financial assets.

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

      The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of August 2001, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $258.1 billion, of which $213.7 billion was sold or repledged.

      The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of August 2001, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to creditors was $31.0 billion, including $16.7 billion loaned or pledged to counterparties that do not have the right to sell or repledge.

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

      Short-term borrowings are set forth below:

	As of

	August 2001	November 2000

	(in millions)
Commercial paper	$8,559	$10,721
Promissory notes	16,356	14,516
Bank loans and other(1)	13,315	8,234

Total	$38,230	$33,471

(1)	As of August 2001 and November 2000, short-term borrowings included $7.28 billion and $4.06 billion of long-term borrowings maturing within one year, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The computations of basic and diluted EPS are set forth below:

	Three Months			Nine Months
	Ended August			Ended August

	2001		2000	2001	2000

	(in millions, except per share amounts)
Numerator for basic and diluted EPS — earnings available to common stockholders	$468		$824	$1,813	$2,466

Denominator for basic EPS — weighted average number of common shares	508.1		481.3	512.3	483.4
Effect of dilutive securities
Restricted stock units	22.5		17.1	21.4	14.8
Stock options	9.1		10.5	10.9	10.0

Dilutive potential common shares	31.6		27.6	32.3	24.8

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	539.7	(1)	508.9	544.6	508.2

Basic EPS	$0.92		$1.71	$3.54	$5.10
Diluted EPS	0.87		1.62	3.33	4.85

(1)	The exercise prices for approximately one million options exceeded the average market prices for the three months ended August 2001. Therefore, these options were considered to be antidilutive and were excluded from the diluted EPS computation.

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

Note 7.  Regulated Subsidiaries

      GS&Co. and SLK are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 under the Securities Exchange Act of 1934 and Rule 1.17 under the Commodity Exchange Act which specify uniform minimum net capital requirements, as defined, for their registrants. GS&Co. and SLK have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of August 2001, GS&Co. had regulatory net capital, as defined, of $3.97 billion, which exceeded the amount required by $3.33 billion. As of August 2001, SLK had regulatory net capital, as defined, of $963 million, which exceeded the amount required by $934 million.

      GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Securities and Futures Authority Limited, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of August 2001, GSI and GSJL were in compliance with their local capital adequacy requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of August 2001, these subsidiaries were in compliance with their local capital adequacy requirements.

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

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months		Nine Months
		Ended August		Ended August

		2001	2000	2001	2000

		(in millions)
Global Capital	Net revenues	$2,337	$3,436	$8,127	$9,753
Markets	Operating expenses	1,960	2,211	6,432	6,389

	Pre-tax earnings	$377	$1,225	$1,695	$3,364

	Segment assets	$147,404	$143,039	$147,404	$143,039

Asset Management	Net revenues	$1,324	$1,091	$4,257	$3,422
and Securities Services	Operating expenses	849	841	2,684	2,362

	Pre-tax earnings	$475	$250	$1,573	$1,060

	Segment assets	$153,860	$130,974	$153,860	$130,974

Total	Net revenues	$3,661	$4,527	$12,384	$13,175
	Operating expenses(1)	2,894	3,154	9,412	9,065

	Pre-tax earnings	$767	$1,373	$2,972	$4,110

	Total assets(2)	$302,029	$275,004	$302,029	$275,004

(1)	Includes the amortization of employee initial public offering awards that has not been allocated to the firm’s segments.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

Note 9.  Subsequent Event

      The Board of Directors of Group Inc. declared a dividend of $0.12 per share to be paid on November 26, 2001, to common shareholders of record on October 29, 2001.

Review Report of Independent Accountants

To the Directors and Shareholders,

The Goldman Sachs Group, Inc.

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the “Company”) as of August 31, 2001, the related condensed consolidated statements of earnings for the three and nine months ended August 31, 2001 and August 25, 2000, the condensed consolidated statements of cash flows for the nine months ended August 31, 2001 and August 25, 2000, and the condensed consolidated statements of comprehensive income for the three and nine months ended August 31, 2001 and August 25, 2000. These condensed financial statements are the responsibility of the Company’s management.

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

October 9, 2001.

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

      Unless specifically stated otherwise, all references to August 2001 and August 2000 refer to our fiscal periods ended, or the date, as the context requires, August 31, 2001 and August 25, 2000, respectively. All references to November 2000, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 24, 2000.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      The slowdown in global economic growth experienced during the first half of fiscal 2001 continued during the third quarter. Uncertainty about the extent of the economic downturn led to continuing declines in global equity valuations, as well as reduced corporate activity. Mergers and acquisitions and equity underwriting activity in 2001 remained well below 2000 levels. In addition, transaction volumes and volatility in the secondary equity markets declined during the quarter.

      In the United States, reduced capital spending and lower employment levels resulted in significantly slower economic growth. In addition, declining corporate earnings led to lower equity valuations. In an attempt to stimulate economic growth, the Federal Reserve lowered overnight interest rates twice during the quarter by a total of 50 basis points to 3.50%. Fixed income markets benefited from these interest rate reductions.

      Economic growth in Europe continued to slow as domestic demand declined, prompting the European Central Bank to lower the benchmark lending rate by 25 basis points to 4.25% in August 2001. In Japan, lower levels of corporate investment and consumer spending, as well as declines in export demand, resulted in further negative economic growth. Other Asian economies continued to experience slowdowns reflecting lower domestic demand and declining exports.

Results of Operations

      The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. As a result, period-to-period comparisons may not be meaningful. In particular, a continuing decline in the volume of equity underwritings and mergers and acquisitions activity may adversely affect the future results of our Underwriting and Financial Advisory businesses. In addition, our Trading and Principal Investments business may be adversely affected by a continuing decline in customer trading volume and market volatility, as well as the continuing impact of decimalization. Moreover, the terrorist attacks of September 11, 2001 and related events may continue to negatively affect the business and economic environment. See “Subsequent Event” below. For a further discussion of the impact that market volatility and a market downturn may have on our results of operations and financial condition, see Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the fiscal year ended November 24, 2000.

  Overview

      The following table sets forth a summary of our financial results:

Financial Overview

(in millions, except per share amounts)

	Three Months		Nine Months
	Ended August		Ended August

	2001	2000	2001	2000

Net revenues	$3,661	$4,527	$12,384	$13,175
Pre-tax earnings	767	1,373	2,972	4,110
Net earnings	468	824	1,813	2,466
Diluted earnings per share	0.87	1.62	3.33	4.85

      The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Results by Segment

(in millions)

		Three Months		Nine Months
		Ended August		Ended August

		2001	2000	2001	2000

Global Capital	Net revenues	$2,337	$3,436	$8,127	$9,753
Markets	Operating expenses	1,960	2,211	6,432	6,389

	Pre-tax earnings	$377	$1,225	$1,695	$3,364

Asset Management	Net revenues	$1,324	$1,091	$4,257	$3,422
and Securities Services	Operating expenses	849	841	2,684	2,362

	Pre-tax earnings	$475	$250	$1,573	$1,060

Total	Net revenues	$3,661	$4,527	$12,384	$13,175
	Operating expenses(1)	2,894	3,154	9,412	9,065

	Pre-tax earnings	$767	$1,373	$2,972	$4,110

(1)	Includes the amortization of employee initial public offering awards that has not been allocated to our segments.

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

      The following table sets forth the net revenues of our Global Capital Markets segment:

Global Capital Markets Net Revenues

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2001	2000	2001	2000

Financial Advisory	$638	$673	$1,689	$1,968
Underwriting	464	648	1,350	2,183

Investment Banking	1,102	1,321	3,039	4,151

FICC	1,107	872	3,180	2,522
Equities	573	763	2,488	2,707
Principal Investments	(445)	480	(580)	373

Trading and Principal Investments	1,235	2,115	5,088	5,602

Total	$2,337	$3,436	$8,127	$9,753

  Three Months Ended August 2001 versus August 2000

      Net revenues in Global Capital Markets decreased 32% to $2.34 billion. Operating expenses decreased 11%, primarily due to decreased compensation and benefits commensurate with lower net revenue levels, partially offset by the inclusion of Spear, Leeds & Kellogg (“SLK”). Pre-tax earnings were $377 million compared to $1.23 billion in 2000.

      Net revenues in Investment Banking were $1.10 billion, 17% lower than the third quarter of 2000. Net revenues in Financial Advisory were $638 million compared to $673 million for the same 2000 period, reflecting lower levels of worldwide activity in mergers and acquisitions. Net revenues in our Underwriting business were $464 million, down from $648 million for the same 2000 period, primarily reflecting a slowdown in equity new issue activity. Our investment banking backlog declined significantly during the quarter reflecting lower equity market valuations, reduced merger activity and continued market uncertainty.

      Net revenues in Trading and Principal Investments were $1.24 billion compared to $2.12 billion for the third quarter of 2000. FICC net revenues of $1.11 billion were 27% higher than the same 2000 period due to strong performances across many of our businesses, particularly fixed income derivatives, leveraged finance and commodities. Net revenues in Equities of $573 million were down from $763 million for the third quarter of 2000, primarily due to reduced customer flow and market volatility, the impact of decimalization and lower net revenues in equity arbitrage. Net revenues from SLK, which were not included in the third quarter of 2000, partially offset these reductions. Principal Investments experienced negative net revenues of $445 million due to mark-to-market losses on both private and public investments, primarily in the high technology and telecommunications sectors.

  Nine Months Ended August 2001 versus August 2000

      Net revenues in Global Capital Markets decreased 17% to $8.13 billion. Operating expenses remained essentially unchanged as higher costs related to the inclusion of SLK as well as incremental non-compensation expenses associated with growth in employment levels during 2000 were offset by decreased compensation and benefits commensurate with lower net revenue levels. Pre-tax earnings were $1.70 billion compared to $3.36 billion in 2000.

      Investment Banking net revenues decreased 27% to $3.04 billion. The net revenue reduction was primarily due to declines in the communications, media and entertainment, high technology and industrial sectors, partially offset by gains in the natural resources sector. Net revenues in Financial Advisory decreased 14%, principally due to decreased mergers and acquisitions activity. Net revenues in Underwriting decreased 38%, reflecting lower levels of activity in worldwide equity offerings.

      Net revenues in Trading and Principal Investments decreased 9% to $5.09 billion. FICC net revenues grew 26% to $3.18 billion, primarily due to increases in our currencies, commodities and global corporate bond businesses. Net revenues in Equities decreased 8% to $2.49 billion primarily due to lower customer activity, reduced market volatility and the impact of decimalization, partially offset by the contribution from SLK. Principal Investments experienced negative net revenues of $580 million due to mark-to-market losses on both private and public investments, primarily in the high technology and telecommunications sectors, partially offset by gains from real estate dispositions.

  Asset Management and Securities Services

      The components of the Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions include clearing and agency transactions for clients on major stock, options and futures exchanges and revenues from the increased share of the income and gains derived from our merchant banking funds.

      The following table sets forth the net revenues of our Asset Management and Securities Services segment:

Asset Management and Securities Services Net Revenues

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2001	2000	2001	2000

Asset Management	$380	$327	$1,105	$987
Securities Services	295	234	863	724
Commissions	649	530	2,289	1,711

Total	$1,324	$1,091	$4,257	$3,422

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

      The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of August 31,		As of November 30,

	2001	2000	2000	1999

Assets under management	$324,909	$307,851	$293,842	$258,045
Other client assets	153,293	273,090	197,876	227,424

Total	$478,202	$580,941	$491,718	$485,469

  Three Months Ended August 2001 versus August 2000

      Net revenues in Asset Management and Securities Services increased 21% to $1.32 billion. Operating expenses remained essentially unchanged. Pre-tax earnings were $475 million compared to $250 million in 2000.

      Asset Management net revenues of $380 million increased 16% compared to last year’s third quarter, primarily reflecting a 9% increase in average assets under management. Strong net inflows of $16 billion during the quarter, primarily in money markets, were partially offset by declines in asset values due to depreciation in global equity markets. Securities Services net revenues of $295 million increased 26% over the same 2000 period, primarily due to the inclusion of SLK, increased spreads in our fixed income matched book and increased customer balances in securities lending. Commissions increased 22% compared to the same period last year to $649 million, reflecting the contribution from SLK’s clearing and execution business and increased customer flow in equity derivatives, partially offset by the effect of decreased activity in our global shares businesses.

  Nine Months Ended August 2001 versus August 2000

      Net revenues in Asset Management and Securities Services increased 24% to $4.26 billion, due to the inclusion of SLK as well as growth in all businesses. Operating expenses increased 14%, principally due to the inclusion of SLK. Pre-tax earnings were $1.57 billion compared to $1.06 billion in 2000.

      Net revenues in Asset Management increased 12%, primarily due to a 10% increase in average assets under management. Securities Services net revenues increased 19%, primarily due to the inclusion of SLK’s securities and margin lending business and increased spreads in our fixed income matched book. Commissions increased 34%, primarily due to the inclusion of SLK’s clearing and execution business and revenues from the increased share of income and gains from our merchant banking funds, partially offset by the effect of decreased activity in our global shares businesses.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2001	2000	2001	2000

Compensation and benefits	$1,794	$2,263	$6,068	$6,587
Amortization of employee initial public offering and acquisition awards	112	102	371	314

Brokerage, clearing and exchange fees	218	136	619	419
Market development	90	126	316	343
Communications and technology	145	111	451	304
Depreciation and amortization	160	112	439	301
Amortization of goodwill and other intangible assets	66	7	192	21
Occupancy	142	116	453	312
Professional services and other	167	181	503	464

Total non-compensation expenses	988	789	2,973	2,164

Total operating expenses	$2,894	$3,154	$9,412	$9,065

Employees at period end(1)	23,494	18,666

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services.

  Three Months Ended August 2001 versus August 2000

      Operating expenses decreased 8% to $2.89 billion. Compensation and benefits expense decreased 21% to $1.79 billion. The ratio of compensation and benefits to net revenues was 49% in the third quarter of 2001 compared to 50% in the same prior year quarter. Employment levels increased 26%, reflecting growth in our businesses in 2000 and the inclusion of SLK. Expenses associated with our temporary staff and consultants were $168 million, a decrease of 8%, reflecting expense reduction initiatives implemented in 2001.

      Non-compensation-related expenses were $988 million, 25% above the same prior year period. In addition to the inclusion of SLK, the growth in these expenses compared to last year was primarily due to growth in employment levels during 2000, partially offset by the effect of expense reduction initiatives implemented in 2001. Brokerage, clearing and exchange fees increased 60%, primarily due to the inclusion of SLK. Market development expenses decreased 29%, principally due to lower levels of travel and entertainment, and advertising costs. Communications and technology expenses increased 31% due to the inclusion of SLK and higher telecommunications and market data costs associated with higher employment levels. Depreciation and amortization expenses increased 43%, primarily due to additional technology and telecommunications equipment expenditures and leasehold improvements. Amortization of goodwill and other intangible assets increased significantly due to the acquisition of SLK. Occupancy expenses increased 22%, reflecting additional global office space to accommodate increased employment levels. Professional services and other expenses decreased 8% due to decreased professional fees partially offset by the inclusion of SLK.

  Nine Months Ended August 2001 versus August 2000

      Operating expenses were $9.41 billion. Compensation and benefits expense decreased 8% to $6.07 billion. The ratio of compensation and benefits to net revenues was 49% for the nine months ended August 2001 compared to 50% in the prior year. Expenses associated with our temporary staff and consultants were $573 million, an increase of 28%, reflecting global expansion in 2000.

      Non-compensation-related expenses were $2.97 billion, 37% above the same prior year period. In addition to the inclusion of SLK, the growth in these expenses compared to last year was primarily due to growth in employment levels during 2000, partially offset by the effect of expense reduction initiatives implemented in 2001. Brokerage, clearing and exchange fees increased 48%, primarily due to the inclusion of SLK. Market development expenses decreased 8%, primarily due to reduced travel and entertainment and advertising costs, partially offset by the inclusion of SLK. Communications and technology expenses increased 48%, reflecting higher telecommunications and market data costs associated with higher employment levels and the inclusion of SLK. Depreciation and amortization expenses increased 46%, primarily due to additional technology equipment expenditures, leasehold improvements and telecommunications equipment. Amortization of goodwill and other intangible assets increased significantly as a result of the acquisition of SLK. Occupancy expenses increased 45%, reflecting additional global office space to accommodate increased employment levels. Professional services and other expenses increased 8%, primarily due to the inclusion of SLK.

  Provision for Taxes

      The provision for taxes for the quarter and nine months ended August 2001 was $299 million and $1.16 billion, respectively. The effective tax rate for the quarter and the nine months ended August 2001 was 39%, in line with fiscal 2000.

Subsequent Event

      Goldman Sachs’ liquidity, facilities and overall financial condition were not materially affected by the terrorist attacks against the United States on September 11, 2001. Our primary operational, trade settlement and other information systems have been functioning throughout the crisis. The attacks have already caused, and may continue to cause, additional weakness in the business and economic environment. Management continues to evaluate the effect of these events on our fourth quarter results of operations.

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

  The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	August		November
	2001		2000

	($ in billions, except
	per share amounts)
Total assets	$302		$290
Adjusted assets(1)	223		217
Leverage ratio(2)	16.8	x	17.5	x
Adjusted leverage ratio(3)	12.4	x	13.1	x
Book value per share(4)	$35.67		$32.18

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 125 and SFAS No. 140.

(2)	Leverage ratio equals total assets divided by shareholders’ equity.

(3)	Adjusted leverage ratio equals adjusted assets divided by shareholders’ equity.

(4)	Book value per share was based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 503.5 million as of August 2001 and 513.7 million as of November 2000.

     As of August 2001 and November 2000, we held approximately $2.38 billion and $2.74 billion, respectively, in high-yield debt and emerging market securities. As of August 2001 and November 2000, we held approximately $2.83 billion in bank loans. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

      As of August 2001 and November 2000, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $2.76 billion and $3.52 billion, respectively. These carrying values were comprised of corporate principal investments with an aggregate carrying value of approximately $1.77 billion and $2.51 billion, respectively, and real estate investments with an aggregate carrying value of approximately $991 million and $1.01 billion, respectively.

  Credit Ratings

      The following table sets forth our credit ratings as of August 2001:

	Short-Term Debt	Long-Term Debt

Fitch	F1+	AA-
Moody’s Investors Service	P-1	A1
Standard & Poor’s(1)	A-1+	A+

(1)	On July 16, 2001, Standard & Poor’s affirmed Goldman Sachs’ credit ratings but revised its outlook from “stable” to “negative”.

  Long-Term Debt

      As of August 2001, our consolidated long-term borrowings were $30.28 billion. Substantially all of these borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2024. The weighted average maturity of our long-term borrowings as of August 2001 was approximately 5 years. A substantial portion of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rates and foreign exchange movements.

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

      The following table sets forth the daily VaR for substantially all of our trading positions:

Daily VaR

(in millions)

	As of		Three Months Ended
			August 2001
	August	May
	2001	2001	Average	High	Low

Risk Categories

Interest rates	$17	$17	$21	$29	$16
Currency rates	18	12	15	19	9
Equity prices	19	20	20	38	17
Commodity prices	9	12	10	13	6
Diversification effect(1)	(26)	(24)	(30)

Firmwide	$37	$37	$36	48	30

(1)	Equals the difference between firmwide daily VaR and the sum of the daily VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

     The following chart presents the daily VaR for substantially all of our trading positions during the nine months ended August 2001:

Firmwide VaR

  Trading Net Revenues Distribution

      Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of our daily trading net revenues for the quarter ended August 2001:

Daily Trading Net Revenues

      As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended August 2001.

  Nontrading Risk

      The market risk on our nontrading financial instruments, including our merchant banking investments, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the S&P 500. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in the fair value of the individual nontrading financial instruments. Different assumptions could produce materially different risk estimates. As of August 2001, the sensitivity of our nontrading market risk to a 10% decline in the S&P 500 was $155 million.

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

      The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to over-the-counter derivatives as of August 2001, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure

($ in millions)

				Percentage
			Exposure	of Exposure
		Collateral	Net of	Net of
Credit Rating Equivalent	Exposure	Held (2)	Collateral	Collateral

AAA / Aaa	$3,709	$97	$3,612	15%
AA / Aa2	7,499	1,454	6,045	25
A / A2	9,795	544	9,251	38
BBB / Baa2	4,004	576	3,428	14
BB / Ba2 or lower	2,311	701	1,610	7
Unrated(1)	812	694	118	1

	$28,130	$4,066	$24,064	100%

      Over-the-counter derivative credit exposure, net of collateral, by maturity is set forth below:

				5 Years	Exposure
	0 - 6	6 - 12	1 - 5	or	Net of
Credit Rating Equivalent	Months	Months	Years	Greater	Collateral

AAA / Aaa	$243	$97	$805	$2,467	$3,612
AA / Aa2	2,189	419	1,271	2,166	6,045
A / A2	1,710	914	2,109	4,518	9,251
BBB / Baa2	1,049	344	1,292	743	3,428
BB / Ba2 or lower	575	236	545	254	1,610
Unrated(1)	59	12	43	4	118

	$5,825	$2,022	$6,065	$10,152	$24,064

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 24, 2000, as updated by our Quarterly Reports on Form 10-Q for the quarters ended February 23, 2001 and May 25, 2001.

   Antitrust Matters

      On September 28, 2001, in the lawsuit alleging a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings, defendants moved to dismiss the complaints filed by the issuer plaintiffs.

   Matters Relating to Municipal Securities

      On September 26, 2001, the Florida federal court approved the settlement.

  AMF Securities Litigation

      On July 30, 2001, AMF Bowling, Inc. filed for protection under the U.S. bankruptcy laws.

   Research Independence Matters

      The Goldman Sachs Group, Inc. is among numerous financial services firms that have been named as defendants in a purported class action filed in the U.S. District Court for the Southern District of New York on August 2, 2001 on behalf of purchasers on and after August 1, 1998 of internet and information technology securities for which the defendants issued research reports. The complaint alleges that the defendants violated the federal securities anti-fraud laws by failing to disclose that (i) they caused their analysts to issue recommendations in order to obtain investment banking business, (ii) they and their analysts bought recommended shares at low prices before they were sold to the public, and (iii) they did not maintain proper compliance procedures. The complaint also contends that defendants’ alleged conduct constituted a breach of fiduciary duty to the class. The complaint seeks an unspecified amount of damages. The Goldman Sachs Group, Inc. and its affiliates have, together with other financial services firms, received requests for information from various governmental agencies in connection with their review of research independence issues. Goldman Sachs is cooperating with the requests.

Item 5: Other Information

Cautionary Statement Pursuant to The Private Securities

Litigation Reform Act of 1995

      We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, the following:

•	the continuing impact on the global economy of the September 11, 2001 terrorist attacks;

•	the impact of changes in international political conditions, including as a result of the September 11, 2001 terrorist attacks;

•	continuing softness or further declines in equity underwritings and mergers and acquisitions activities;

•	continuing softness or further declines in general economic conditions or the global financial markets;

•	continuing declines in equity trading volumes and in market volatility;

•	the impact of decimalization;

•	losses due to unidentified or unanticipated risks;

•	competitive pressure;

•	a lack of liquidity, i.e., ready access to funds, for use in our business; and

•	losses caused by financial or other problems experienced by third parties.

      Additional information regarding these and other important factors that could cause actual results to differ from those in our forward-looking statements is contained in our Form 10-K for our fiscal year ended November 24, 2000, under Item 1 “Business — Certain Factors That May Affect Our Business.” The September 11, 2001 terrorist attacks may increase the likelihood that one or more of these important factors may occur.

      Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. Many of these factors may be more likely to occur as a result of the September 11, 2001 terrorist attacks. Other important factors that could adversely affect our investment banking transactions are contained in our Form 10-K for our fiscal year ended November 24, 2000, under Item 1 “Business — Certain Factors That May Affect Our Business.”

Item 6: Exhibits and Reports on Form 8-K

      (a)  Exhibits:

12.1          Statement re computation of ratios of earnings to fixed charges.

15.1          Letter re Unaudited Interim Financial Information.

      (b)  Reports on Form 8-K:

      On September 26, 2001, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal third quarter ended August 31, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH G. SMITH

Name: Sarah G. Smith
Title: Principal Accounting Officer

Date: October 10, 2001