Form 10-K405
period 2001-11-30
GOLDMAN SACHS GROUP INC/
filed 2002-02-22
CIK 886982

________________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2001	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 85 Broad Street New York, N.Y. (Address of principal executive offices)	13-4019460 (I.R.S. employer identification no.) 10004 (Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share, and attached Shareholder Protection Rights	New York Stock Exchange

Medium-Term Notes, Series B, Index-Linked Notes due 2002; 0.25% Exchangeable Notes due 2007; Index-Linked Notes due 2004; 1% Exchangeable Notes due 2007; 8% Reset YES Notes due 2002; 0.75% Exchangeable Notes due 2005; 1% Exchangeable Basket-Linked Notes due 2007; 0.25% Exchangeable Equity-Linked Notes due November 1, 2005; 0.25% Exchangeable Equity-Linked Notes due November 7, 2005; and 0.50% Exchangeable Equity-Linked Notes due 2007
American Stock Exchange

Medium-Term Notes, Series B, 2.00% Exchangeable Notes due 2006; 7.35% Notes due 2009; 7.50% Notes due 2005; and 7.80% Notes due 2010	New York Stock Exchange

Medium-Term Notes, Series B, Callable Index- Linked Notes due November 23, 2003 and Callable Index-Linked Notes due December 2, 2003	Chicago Board Options Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

         As of February 4, 2002, there were 475,010,197 shares of the registrant’s common stock outstanding.

         As of February 4, 2002, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $35.94 billion.

         Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s 2001 Annual Report to Shareholders are incorporated by reference in this Form 10-K in response to Part II, Items 5, 6, 7, 7A and 8, and Part IV, Item 14. Portions of The Goldman Sachs Group, Inc.’s Proxy Statement dated February 21, 2002, for its 2002 Annual Meeting of Shareholders to be held on April 5, 2002, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12 and 13.

The Goldman Sachs Group, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended November 30, 2001

PART I

Item 1.  Business

Overview

      Goldman Sachs is a leading global investment banking and securities firm that provides a wide range of services worldwide to a substantial and diversified client base. As of November 30, 2001, we operated offices in over 20 countries and approximately 36% of our 22,677 employees were based outside the United States.

      Goldman Sachs is the successor to a commercial paper business founded in 1869 by Marcus Goldman. On May 7, 1999, we converted from a partnership to a corporation and completed an initial public offering of our common stock.

      All references to 2001, 2000 and 1999 refer to our fiscal year ended, or the date, as the context requires, November 30, 2001, November 24, 2000 and November 26, 1999, respectively.

      When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean, after our conversion to corporate form, The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries and, prior to our conversion to corporate form, The Goldman Sachs Group, L.P., a Delaware limited partnership, and its consolidated subsidiaries.

      Financial information concerning our business segments and geographic regions for each of 2001, 2000 and 1999 is set forth in “Management’s Discussion and Analysis,” and the consolidated financial statements and the notes thereto, in our 2001 Annual Report to Shareholders, which are incorporated by reference in Part II, Items 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K.

Business Segments

      Our activities are divided into two segments:

•	Global Capital Markets; and

•	Asset Management and Securities Services.

      These segments consist of various product and service offerings that are set forth in the following chart:

Primary Products and Activities by Business Segment

Asset Management and
Global Capital Markets		Securities Services

Trading and Principal
Investment Banking	Investments

— Equity and debt underwriting — Financial restructuring advisory services — Mergers and acquisitions advisory services	— Bank loans
— Commodities and commodity
      derivatives
— Currencies and currency derivatives
— Fixed income securities and derivatives
— Principal investments
— Proprietary arbitrage
— Specialist in securities and options
— Spreads received on, and proprietary
      positions in, equity securities and
derivatives	— Commissions received on equity
      securities and derivatives
— Increased share of merchant banking
      fund income and gains
— Institutional and high-net-
      worth asset management
— Margin lending
— Matched book
— Merchant banking fees
— Mutual funds
— Prime brokerage
— Securities lending
— Securities and options
clearing services

Global Capital Markets

      The Global Capital Markets segment, which represented 64% of 2001 net revenues, consists of the following:

•	Investment Banking. Investment Banking consists of our Financial Advisory and Underwriting businesses; and

•	Trading and Principal Investments. Trading and Principal Investments consists of our Fixed Income, Currency and Commodities (“FICC”), Equities and Principal Investments businesses.

     Investment Banking

      Investment Banking represented 24% of 2001 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.

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

      Underwriting. We underwrite a wide range of securities and other instruments, including common and preferred stock, convertible and exchangeable securities, investment-grade debt, high-yield debt, sovereign and emerging markets debt, municipal debt, bank loans, asset-backed securities and real estate-related securities, such as mortgage-backed securities and the securities of real estate investment trusts.

      Equity Underwriting. Equity underwriting has been a long-term core strength of Goldman Sachs. As with mergers and acquisitions, we have been particularly successful in winning mandates for large, complex equity underwritings. We believe our leadership in worldwide initial public offerings and worldwide public common stock offerings reflects our expertise in complex transactions, research strength, track record and distribution capabilities.

      We believe that a key factor in our equity underwriting success is the close working relationship among the investment bankers, sales force and others as coordinated by our Equity Capital Markets group. With institutional sales professionals and high-net-worth relationship managers located in every major market around the world, Goldman Sachs has relationships with a large and diverse group of investors.

      Debt Underwriting. We engage in the underwriting and origination of various types of debt instruments that we broadly categorize as follows:

•	investment-grade debt for corporations, governments, municipalities and agencies;

•	leveraged finance, which includes high-yield debt and bank loans for non-investment-grade issuers;

•	emerging market debt, which includes corporate and sovereign issues; and

•	asset-backed and mortgage-backed securities.

      We have employed a focused approach in debt underwriting, emphasizing high value-added areas in servicing our clients.

     Trading and Principal Investments

      Trading and Principal Investments represented 40% of 2001 net revenues. Our Trading and Principal Investments business facilitates transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in, and trading of, fixed income and equity products, currencies, commodities, and swaps and other derivatives. In addition, we engage in floor-based and electronic market making as a specialist on U.S. equities and options exchanges. In order to meet the needs of our clients, our Trading and Principal Investments business is diversified across a wide range of products. For example, we make markets in traditional investment-grade debt securities, structure complex derivatives and securitize financial assets. We believe our willingness and ability to take risk distinguishes us from our competitors and substantially enhances our client relationships.

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

      Fixed Income, Currency and Commodities. FICC is a large and diversified operation through which we engage in a variety of customer-driven market making and proprietary trading and arbitrage activities. FICC’s principal products are:

•	Bank loans

•	Commodities and commodity derivatives

•	Currencies and currency derivatives

•	Fixed income derivatives

•	Emerging market debt

•	Global government securities

•	High-yield securities

•	Investment-grade corporate securities

•	Money market instruments

•	Mortgage securities and loans

•	Municipal securities

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

      We execute transactions in equity securities and derivatives for institutional and individual customers that generate commission revenues. Commissions earned on these transactions are recorded in Asset Management and Securities Services.

      In equity trading, as in FICC, we generate net revenues from our customer-driven business in three ways. First, in large, highly liquid principal markets, we undertake a high volume of transactions for modest spreads. Second, by capitalizing on our strong market relationships and capital position, we also undertake large transactions, such as block trades and positions in securities, in which we benefit from spreads that are generally larger. Finally, we also benefit from structuring complex transactions.

      Goldman Sachs is active in the execution of large block trades (trades of 50,000 or more shares). Block transactions, however, expose us to significant risks, including those arising from holding large and concentrated positions. We are also facing continued pressures on spreads for these trades.

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

      Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. Risk management includes input from all levels of Goldman Sachs, from the trading desks to the Firmwide Risk Committee. For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis — Risk Management” in the 2001 Annual Report to Shareholders, which is incorporated by reference in Part II, Items 7 and 7A of this Annual Report on Form 10-K.

      Principal Investments. In connection with our merchant banking activities, we invest by making principal investments directly and through funds that we raise and manage. As of November 2001, we managed merchant banking funds with total equity capital commitments from our clients and from Goldman Sachs of $35.16 billion, including funded amounts. Goldman Sachs had outstanding commitments to invest up to $1.63 billion. The funds’ investments generate capital appreciation or depreciation and, upon disposition, realized gains or losses. See “— Asset Management and Securities Services — Asset Management — Merchant Banking” for a discussion of our merchant banking funds. As of November 2001, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $2.85 billion, which consisted of corporate principal investments with an aggregate carrying value of approximately $1.85 billion and real estate investments with an aggregate carrying value of approximately $1 billion.

Asset Management and Securities Services

      The components of the Asset Management and Securities Services segment, which represented 36% of 2001 net revenues, are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenue primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions include fees from executing and clearing client transactions on major stock, options and futures markets worldwide. Commissions also include revenues from the increased share of the income and gains derived from our merchant banking funds. For a discussion regarding our increased share of the income and gains from our merchant banking funds, see “— Asset Management — Merchant Banking” below.

In January 2002, we began to implement a new fee-based pricing structure in our Nasdaq trading business. Previously we did not charge explicit fees in this business but rather earned market-making revenues based generally on the difference between bid and ask prices. Such market-making net revenues are reported in our Equities trading results. As a result of the change to the fee-based pricing structure, a substantial portion of our Nasdaq net revenues will be reported in Commissions beginning in the first quarter of 2002.

     Asset Management

      We offer a broad array of investment strategies and advice across all major asset classes: global equity; fixed income, including money markets; currency; and alternative investment products (i.e., investment vehicles with non-traditional investment objectives and/or strategies). We have devoted, and continue to devote, significant resources to our asset management business.

      Assets under supervision consist of assets under management and other client assets. Assets under management typically generate fees based on a percentage of their value and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. Other client assets consist of assets in brokerage accounts of primarily high-net-worth individuals, for which we earn trading commissions. Substantially all assets under supervision are valued as of calendar month-end.

      Our growth in assets under supervision is set forth in the graph below:

Assets Under Supervision

(in billions)

      The following table sets forth the amount of assets under management by asset class:

Assets Under Management by Asset Class

(in billions)

	As of November

	2001	2000	1999

Asset Class
Equity	$96	$107	$98
Fixed income and currency	71	57	58
Money markets	122	72	48
Alternative investments (1)	62	58	54

Total	$351	$294	$258

(1)	Includes merchant banking, quantitative asset allocation and other similar funds that we manage.

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

      The table below sets forth the amount of assets under supervision by distribution channel and client category as of November 30, 2001:

Assets Under Supervision by Distribution Channel

(in billions)

		Assets Under
		Supervision (1)	Primary Investment Vehicles

•	Directly Distributed
	— Institutional	$159	Separate managed accounts

	— High-net-worth individuals	236	Commingled vehicles Brokerage accounts Private investment funds Separate managed accounts
•	Third-party distributed
	— Institutional and retail	86	Mutual funds

Total		$481

(1)	Excludes $22.12 billion in our merchant banking funds.

  Merchant Banking. Goldman Sachs has also established a successful record in the corporate and real estate merchant banking business, sponsoring private investment funds with $35.16 billion of committed capital as of November 2001, of which $22.38 billion has been funded. We have provided a portion of those amounts, as we describe above under “— Global Capital Markets — Trading and Principal Investments — Principal Investments.” Our clients, including pension plans, endowments, charitable institutions and high-net-worth individuals, have provided the remainder.

      Our strategy with respect to our merchant banking funds generally is to invest opportunistically to build a portfolio of investments that is diversified by industry, product type, geographic region and transaction structure and type. Some of these investment funds pursue, on a global basis, long-term investments in equity and debt securities in privately negotiated transactions, leveraged buyouts and acquisitions. As of November 2001, our corporate merchant banking funds had total committed capital of $23.26 billion. Other funds, with total committed capital of $11.90 billion as of November 2001, invest in real estate operating companies, debt and equity interests in real estate assets, and other real estate-related investments.

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

     Securities Services

      Securities Services activities include prime brokerage, financing services and securities lending. We provide these services to a diversified U.S. and international customer base,

including hedge funds, pension funds, mutual funds, foundations, endowments and high-net-worth individuals. Securities Services also includes our matched book businesses.

      We offer prime brokerage services to our clients, allowing them the flexibility to trade with most brokers while maintaining a single source for financing and consolidated portfolio reports. Our prime brokerage activities provide clearing and custody in 50 markets, consolidated multi-currency accounting and reporting and offshore fund administration. Additionally, we provide financing to our clients for their securities trading activities through margin and securities loans that are collateralized by securities, cash or other acceptable collateral held in the client’s account.

      Securities lending activities principally involve the borrowing and lending of equity securities to cover customer and Goldman Sachs’ short sales, to make deliveries into the market and to finance Goldman Sachs’ long positions. In addition, we are an active participant in the broker-to-broker securities lending business and the third-party agency lending business.

     Commissions

      Goldman Sachs generates commissions from executing and clearing client transactions on major stock, options and futures markets worldwide. As discussed above, commissions also include the increased share of the income and gains derived from our merchant banking funds.

Global Investment Research

      Our Global Investment Research Department provides fundamental research on economies, debt and equity markets, commodities markets, industries and companies on a worldwide basis.

      Global Investment Research employs a team approach that as of November 2001 provided research coverage of approximately 2,300 companies worldwide, over 50 economies and 25 stock markets. This is accomplished by four groups:

•	the Commodities Research group, which provides research on the global commodity markets;

•	the Company/ Industry group, which provides fundamental analysis, forecasts and investment recommendations for companies and industries worldwide. Equity research analysts are organized regionally by sector and globally into more than 25 industry teams, which allows for extensive collaboration and knowledge sharing on important investment themes;

•	the Economic Research group, which formulates macroeconomic forecasts for economic activity, foreign exchange and interest rates based on the globally coordinated views of its regional economists; and

•	the Portfolio Strategy group, which forecasts equity market returns and provides recommendations on both asset allocation and industry representation.

Technology and Internet Strategy

      Technology, in general, and the Internet, in particular, are fundamental to our overall business strategy. Goldman Sachs is committed to the ongoing development, maintenance and use of technology throughout the organization. We have developed significant software and systems over the past several years. Our technology initiatives can be broadly categorized into four efforts:

•	enhancing client service through increased connectivity and the provision of value-added, tailored services;

•	improving our trading, execution and clearing capabilities;

•	risk management; and

•	overall efficiency, productivity and control.

      We have tailored our services to our clients by providing them with electronic access to our products and services. In particular, we are extending our global electronic trading and information distribution capabilities to our clients via the Internet and other forms of electronic connectivity. These capabilities cover many of our fixed income, currency, commodity, equity and mutual fund products around the world. We are also using the Internet to improve the ease and quality of communication with our institutional and high-net-worth clients.

      We believe that Internet technology and electronic commerce will, over time, change the ways that securities and other financial products are traded, distributed and settled, which will create both opportunities and challenges for our businesses. We remain committed to being at the forefront of technological innovation in the global capital markets.

•	In October 2000, we combined with SLK. The SLK transaction has extended our leadership in the development and application of sophisticated trading, execution and clearing technology. For example, SLK is a leading handler of electronic order flow on the New York Stock Exchange and a leader in developing advanced trading technology, such as its proprietary suite of REDI® products. The REDI products give clients real-time electronic access to equity and options market centers.

•	We have developed Goldman Sachs PrimeAccess™, a proprietary service that delivers Goldman Sachs investment research, products and execution services to leading brokerage firms in Europe and North America. We commenced this service in Europe in September 2000 and North America in May 2001.

•	In July 2001, we acquired Epoch Partners, Inc. Through this acquisition, we obtained the exclusive right to distribute equity offerings, including initial public offerings, to Charles Schwab & Co., Inc.’s and TD Waterhouse Group, Inc.’s customers.

      We have also developed software that enables us to monitor and analyze our market and credit risks. This risk management software not only analyzes market risk on firmwide, divisional and trading desk levels, but also breaks down our risk into its underlying exposures, permitting management to evaluate exposures on the basis of specific interest rate, currency exchange rate, equity price or commodity price changes. To assist further in the management of our credit exposures, data from many sources are aggregated daily into credit management systems that give senior management and professionals in the Credit and Controllers departments the ability to receive timely information with respect to credit exposures worldwide, including netting information, and the ability to analyze complex risk situations effectively. Our software accesses this data, allows for quick analysis at the level of individual trades, and interacts with other Goldman Sachs systems.

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

      As of November 2001, we had 22,677 employees, which excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these property management employees are reimbursed to Goldman Sachs by the real estate investment funds to which these subsidiaries provide property management services.

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

      In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, due in part to U.S. federal financial modernization legislation which has expanded the activities permissible for firms affiliated with a U.S. bank. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks.

      The trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. In order to take advantage of some of our most significant challenges and opportunities, we will have to compete successfully with financial institutions that are larger and better-capitalized and that may have a stronger local presence and longer operating history outside the United States.

      We have experienced intense price competition in some of our businesses in recent years. For example, equity and debt underwriting discounts have been under pressure for a number of years and the ability to execute trades electronically, through the Internet and through other alternative trading systems, may increase the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue. Moreover, the introduction of decimalization has affected spreads in our market-making business. We believe that we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices.

      Recent federal legislation authorizes the trading of securities futures products, including futures on single stocks and narrow-based indices and provides additional legal certainty for over-the-counter derivatives. It is unclear what the exact impact of the introduction of single stock futures contracts will be on the businesses of Goldman Sachs. While commissions and clearing fees may increase, other aspects of our business may be adversely affected.

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

      In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Our principal broker-dealer in the United States is Goldman, Sachs & Co., which is registered as a broker-dealer and as an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as the NYSE and the NASD, adopt rules and examine broker-dealers such as Goldman, Sachs & Co. In addition, state securities and other regulators also have regulatory or oversight authority over Goldman, Sachs & Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. Spear, Leeds & Kellogg, L.P. and certain of its affiliates are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and the NASD. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an over-the-counter derivatives dealer and conducts certain over-the-counter derivatives businesses previously conducted by other affiliates.

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

      The commodity futures and commodity options industry in the United States is subject to regulation under the Commodity Exchange Act, as amended. The Commodity Futures Trading Commission is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. Several of Goldman Sachs’ subsidiaries, including Goldman, Sachs & Co. and Spear, Leeds & Kellogg, L.P., are registered with the CFTC and act as futures commission merchants, commodity pool operators or commodity trading advisors and are subject to the Commodity Exchange Act and the regulations thereunder. The rules and regulations of various self-regulatory organizations, such as the Chicago Board of Trade, other futures exchanges and the National Futures Association, also govern the commodity futures and commodity options businesses of these entities.

      As a registered broker-dealer and member of various self-regulatory organizations, Goldman, Sachs & Co. is subject to the SEC’s uniform net capital rule, Rule 15c3-1. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. Goldman, Sachs & Co. is also subject to the net capital requirements of the CFTC and various securities and commodity exchanges. See Note 13 to the consolidated financial statements incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K.

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

      Goldman Sachs has established The Goldman Sachs Trust Company, N.A., a national bank limited to fiduciary activities, in order to provide personal trust and estate administration and related services to its high-net-worth clients on a nationwide basis. GSTC maintains collective investment funds for eligible pension and profit sharing plan clients. As a national bank, GSTC is subject to regulation by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System. GSTC will not accept deposits or make loans and, as a result, it is not considered to be a bank for purposes of the Bank Holding Company Act. It also does not carry FDIC insurance and is not subject to the requirements of the Community Reinvestment Act. GSTC opened for business on October 1, 2001.

      Goldman Sachs is an active participant in the international fixed income and equity markets. Many of our affiliates that participate in those markets are subject to comprehensive regulations that include some form of capital adequacy rule and other customer protection rules. Goldman Sachs provides investment services in and from the United Kingdom under the regulation of The Financial Services Authority. Various Goldman Sachs entities operating in Europe are also regulated by, among others, the Bundesbank and other regulatory authorities in Germany, by French and Swiss banking authorities, by the London Stock Exchange and by other securities, derivatives and commodities exchanges of which they are members. The investment services that are subject to oversight by the FSA and other European regulators are regulated in accordance with European Union directives requiring, among other things, compliance with certain capital adequacy standards, customer protection requirements and conduct of business rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the European Union and are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and CFTC rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such directives and these local requirements can result in certain competitive disadvantages to Goldman Sachs.

      In addition, the Financial Services Agency, the Tokyo Stock Exchange, the Osaka Securities Exchange, the Tokyo International Financial Futures Exchange and the Japan Securities Dealers Association in Japan, the Securities and Futures Commission in Hong Kong, and the Monetary Authority of Singapore in Singapore, among others, regulate various of our subsidiaries in Asia and also have capital standards and other requirements comparable to the rules of the SEC.

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

Certain Factors That May Affect Our Business

      As an investment banking and securities firm, our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. In recent years, the financial markets in the United States and elsewhere have been volatile and a number of financial indices have declined substantially. The terrorist attack of September 11, 2001 and related developments have created further uncertainty in the financial markets and have negatively impacted the U.S. economy.

      Uncertain or unfavorable economic and market conditions may adversely affect our business and profitability in many ways, including the following:

•	We generally maintain large trading, specialist and investment positions. Market fluctuations and volatility may adversely affect the value of those positions, including our fixed income, currency, commodity and equity positions and our merchant banking investments.

•	The number and size of transactions in which we provide underwriting, mergers and acquisitions advisory, and other services may decline further. In particular, a continuation of industry-wide declines in the volume of equity underwritings and mergers and acquisitions is likely to have a continuing adverse effect on our results of operations.

•	The volume of transactions that we execute for our customers and as a specialist may decline, which would reduce the revenues we receive from commissions and spreads. We may also suffer a decline in the fees we earn for managing assets. Moreover, even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and therefore in the fees we receive.

•	Concentration of risk in the past has increased the losses that we have incurred in our arbitrage, market-making, block trading, merchant banking, underwriting and lending businesses and may continue to do so in the future.

•	In our specialist businesses, we may be obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in our incurring trading losses and an increase in our need for liquidity.

      In addition to the foregoing, we face a number of other risks that may adversely affect our business, financial condition and results.

      For example, if any of the variety of instruments and strategies we utilize to hedge or otherwise manage our exposure to various types of risk are not effective, we may incur losses. Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

      Liquidity, i.e., ready access to funds, is essential to our businesses. Our liquidity could be impaired by an inability to access the long-term or short-term debt markets, an inability to access the repurchase and securities lending markets, or an inability to sell assets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption, perceptions about our creditworthiness or an operational problem that affects third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

      Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs or trigger our obligations under certain bilateral provisions in some of our trading and collateralized financing contracts. Under such provisions, counterparties could be permitted to terminate such contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to make significant cash payments.

      We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. The amount and duration of our credit exposures have been increasing over the past several years. In addition, we have also experienced, due to competitive factors, pressure to extend credit against less liquid collateral and price more aggressively the credit risks we take. In particular, as a clearing member firm, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

      Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

      Our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by Goldman Sachs or third parties with which we conduct business. These disruptions may occur, for example, as a result of events that affect only the buildings of Goldman Sachs or such third parties, or as a result of events with a broader impact on the cities where those buildings are located. Nearly all of our employees in our primary locations, including New York, London, Frankfurt, Hong Kong and Tokyo, work in close proximity to each other, in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

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

      Technology is fundamental to our overall business strategy. The growth of the Internet and e-commerce, and the introduction of new technologies, is changing our business and presenting us with new challenges. Securities and futures transactions are now being conducted through the Internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our specialist businesses. A dramatic increase in electronic trading may adversely affect our commission and trading revenues, including our market-making revenues, reduce our participation in the trading markets and associated access to market information and lead to the creation of new and stronger competitors. These developments may also require us to make additional investments in technology or trading systems.

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

      We expect to achieve growth in our core businesses principally through internal expansion and also through acquisitions. To the extent we make acquisitions or enter into combinations, such as our combination with SLK, we face numerous risks and uncertainties combining the businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. We may not be able to meet these operational and business challenges.

      Because The Goldman Sachs Group, Inc. is a holding company, it depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Many of our subsidiaries, including Goldman, Sachs & Co., our principal U.S. subsidiary, are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to The Goldman Sachs Group, Inc. Regulatory action of that kind could impede access to funds that The Goldman Sachs Group, Inc. needs to make dividend payments or payments on obligations, including debt obligations.

      In conducting our businesses in major markets around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the risk that transactions we structure might not be legally enforceable in all cases.

      In the last several years, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, capital and currency exchange controls, and low or negative growth rates in their economies. The possible effects of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.

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

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

      We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K and statements about our investment banking transaction backlog incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “— Certain Factors That May Affect Our Business.”

      In the case of statements about our investment banking transaction backlog, such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval.

Item 2.     Properties

      Our principal executive offices are located at 85 Broad Street, New York, New York, and comprise approximately 969,000 square feet of leased space, pursuant to a lease agreement expiring in June 2008 (with options to renew for up to 20 additional years). We also occupy over 680,000 square feet at One New York Plaza under lease agreements expiring primarily in September 2004 (with options to renew for up to ten additional years), and we lease space at various other locations in the New York metropolitan area. In total, we lease over 5.1 million square feet in the New York metropolitan area. We have additional offices in the United States and elsewhere in the Americas. Together, these offices comprise approximately 1.7 million square feet of leased space.

      We own approximately four acres of land in Jersey City, New Jersey that we are using for the construction of an office complex. This project is being developed to complement our offices in lower Manhattan. The initial phase of development is expected to include approximately 2.1 million square feet of office space, with occupancy planned in phases beginning in 2004.

      We also have offices in Europe, Asia, Africa and Australia. In Europe, we have offices that total approximately 1.8 million square feet. Our European headquarters is located in London at Peterborough Court, pursuant to a lease which expires in 2016. In total, we lease approximately 1.4 million square feet in London through various leases, relating to various properties.

      In Asia and Australia, we have offices that total approximately 1 million square feet. Our headquarters in this region are in Tokyo, at the ARK Mori Building, and in Hong Kong, at the Cheung Kong Center. In Tokyo we currently lease approximately 380,000 square feet under renewable leases with current terms extending, in some cases, to June 2005. In Hong Kong, we currently lease approximately 300,000 square feet under lease agreements, the majority of which expire in fiscal 2012.

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

     IPO Process Matters

      Goldman, Sachs & Co. is one of numerous financial services companies that have been named as defendants in certain purported class actions brought in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in conspiracies in violation of federal antitrust laws in connection with these offerings. The plaintiffs in each instance seek treble damages as well as injunctive relief. One of the actions, which was commenced on August 21, 1998, alleges that the defendants have conspired to discourage or restrict the resale of securities for a period after the offerings, including by imposing “penalty bids”. Defendants moved to dismiss the complaint in November 1998. The plaintiffs amended their complaint in February 1999, modifying their claims in various ways, including limiting the proposed class to retail purchasers of public offerings. The defendants moved to dismiss the amended complaint on May 7, 1999, the motion was granted by a decision dated December 7, 2000, and the plaintiffs’ motion for reconsideration of that decision was denied by an order dated January 22, 2001. Plaintiffs have appealed to the U.S. Court of Appeals for the Second Circuit from the dismissal of their complaint.

      Several other actions were commenced, beginning on November 3, 1998 by purchasers of securities in public offerings as well as certain purported issuers of such offerings, that allege that the defendants, many of whom are also named in the other action discussed above, have conspired to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings. On March 15, 1999, the purchaser plaintiffs filed a consolidated amended complaint. The defendants moved to dismiss the consolidated amended complaint on April 29, 1999. On February 14, 2001, the federal district court granted with prejudice the defendants’ motion to dismiss the claims asserted by the purchasers of securities, and the plaintiffs in those actions have appealed to the U.S. Court of Appeals for the Second Circuit from the dismissal. On September 28, 2001, the defendants moved to dismiss the complaints filed by the issuer plaintiffs.

      The Goldman Sachs Group, Inc. is one of numerous financial services firms that have been named as defendants in purported class actions filed beginning on March 9, 2001 in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in a conspiracy to “tie” allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, in violation of federal antitrust laws. The plaintiffs filed a consolidated amended complaint on January 2, 2002. The Goldman Sachs Group, Inc. has also, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of the alleged “tying” arrangements. In addition, The Goldman Sachs Group, Inc. has, together with other underwriters in certain offerings, received subpoenas for documents and information from various governmental agencies in connection with an investigation relating to allocations in public offerings. Goldman Sachs is cooperating with the investigation.

     Stock Options Antitrust Litigation

      Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P., affiliates of The Goldman Sachs Group, Inc., are among the numerous market makers in listed equity options which have been named as defendants, together with five national securities exchanges, in a purported class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who purchased or sold listed equity options. The consolidated class action complaint, filed on October 4, 1999 (which consolidated certain previously pending actions and added Hull Trading Co. L.L.C. and other market makers as defendants), generally alleges that the defendants engaged in a conspiracy to preclude the multiple listing of certain equity options on the exchanges and seeks treble damages under the antitrust laws as well as injunctive relief. Certain of the parties, including Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P., have entered into a stipulation of settlement, subject to court approval, pursuant to which Hull Trading Co. L.L.C. will be required to pay an aggregate of $2.48 million and Spear, Leeds & Kellogg, L.P. an aggregate of $19.59 million. On February 14, 2001, the Court granted the motion of certain non-settling defendants for summary judgment. By a decision dated April 24, 2001, the district court ruled that in light of that order granting summary judgment, the court lacked jurisdiction to entertain the proposed settlement. Plaintiffs have appealed to the U.S. Court of Appeals for the Second Circuit.

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

      In a series of decisions, the federal district court granted summary judgment dismissing all the claims in the federal action. The plaintiffs appealed those rulings. On July 19, 1999, the U.S. Court of Appeals for the Third Circuit rendered its decision affirming in part and vacating in part the lower court’s entry of summary judgment dismissing the action. With respect to the claim as to which summary judgment was vacated, the appellate court held that the district court had committed a procedural error in converting the defendants’ motion to dismiss into a motion for summary judgment and remanded for the district court to reconsider that claim under appropriate standards applicable to motions to dismiss. Plaintiffs subsequently amended their complaint as to the remanded claim, defendants renewed their motion to dismiss with respect to the amended complaint, and the motion was granted by the federal district court on March 12, 2001. Plaintiffs have appealed to the U.S. Court of Appeals for the Third Circuit from the dismissal order.

      The state action has been stayed pending disposition of the federal action.

     AMF Securities Litigation

      The Goldman Sachs Group, L.P., Goldman, Sachs & Co. and a Goldman, Sachs & Co. managing director have been named as defendants in several purported class action lawsuits beginning on April 27, 1999 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of stock of AMF Bowling, Inc. in an underwritten initial public offering of 15,525,000 shares of common stock in November 1997 at a price of $19.50 per share. Defendants are AMF Bowling, Inc., certain officers and directors of AMF Bowling, Inc. (including the Goldman, Sachs & Co. managing director), and the lead underwriters of the offering (including Goldman, Sachs & Co.). The consolidated amended complaint alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages and/or rescission. The complaint also asserts that The Goldman Sachs Group, L.P. and the Goldman, Sachs & Co. managing director are liable as controlling persons of AMF Bowling, Inc. under the federal securities laws because certain merchant banking funds managed by Goldman Sachs owned a majority of the outstanding common stock of AMF Bowling, Inc. and the managing director served as its chairman at the time of the offering. On December 22, 1999, the defendants moved to dismiss the complaint. By a decision dated March 22, 2001, the federal district court denied the motion. On July 30, 2001, AMF Bowling, Inc. filed for protection under the U.S. bankruptcy laws.

     Iridium Securities Litigation

      Goldman, Sachs & Co. has been named as a defendant in two purported class action lawsuits commenced, beginning on May 26, 1999, in the U.S. District Court for the District of Columbia brought on behalf of purchasers of Class A common stock of Iridium World Communications, Ltd. in a January 1999 underwritten secondary offering of 7,500,000 shares of Class A common stock at a price of $33.40 per share, as well as in the secondary market. The defendants in the actions include Iridium, certain of its officers and directors, Motorola, Inc. (an investor in Iridium) and the lead underwriters in the offering, including Goldman, Sachs & Co.

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

      On August 13, 1999, Iridium World Communications, Ltd. filed for protection under the U.S. bankruptcy laws.

     Laidlaw Bondholders Litigation

      Goldman, Sachs & Co. has been named as a defendant in a purported class action filed on September 22, 2000 in the U.S. District Court for the Southern District of New York arising from certain offerings of debentures by Laidlaw, Inc. from 1997 to 1999. The defendants include Laidlaw, certain of its officers and directors, the lead underwriters for the offerings (including Goldman, Sachs & Co., which was lead manager in the offerings), and Laidlaw’s outside auditors. The offerings included a total of $1.125 billion principal amount of debentures, of which Goldman, Sachs & Co. underwrote $286.25 million. On June 28, 2001, Laidlaw, Inc. filed for bankruptcy protection.

      The lawsuit, brought by certain institutional purchasers of the debentures, alleges that the prospectuses issued in connection with the offerings were false and misleading in violation of the disclosure requirements of the federal securities laws. The plaintiffs are seeking, among other things, unspecified damages. By an order of the Judicial Panel on Multi-District Litigation filed on April 19, 2001, the lawsuit was transferred to the U.S. District Court for the District of South Carolina for purposes of consolidated or coordinated pretrial proceedings with related actions in that court pertaining to Safety Kleen Corporation and Laidlaw, Inc. On January 8, 2002, the parties entered into a Preliminary Memorandum of Understanding with respect to a settlement of the lawsuit pursuant to which Goldman, Sachs & Co. would contribute approximately $2.5 million toward a settlement fund. The settlement is subject to, among other things, the execution of a definitive settlement agreement, various court approvals and the confirmation of a satisfactory plan of reorganization of Laidlaw, Inc.

     World Online Litigation

      Several lawsuits have been commenced in the Netherlands courts based on alleged misstatements and omissions relating to the initial public offering of World Online in March 2000. Goldman Sachs and ABN AMRO Rothschild served as joint global coordinators of the offering, which raised approximately €2.9 billion. Goldman Sachs International underwrote 20,268,846 shares and Goldman, Sachs & Co. underwrote 6,756,282 shares for a total offering price of approximately €1.16 billion.

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

      In March 2001, a Dutch shareholders association initiated legal proceedings in Amsterdam District Court in connection with the World Online offering. Goldman Sachs International is named as a defendant in the writ served on its Dutch attorneys on March 14, 2001. The amount of damages sought is not specified in the writ. Goldman Sachs International filed its Statement of Defense on January 16, 2002.

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

      The lawsuit, brought by certain institutional purchasers of the notes, alleges that the prospectus issued in connection with the offering was false and misleading in violation of the disclosure requirements of the federal securities laws. The plaintiffs are seeking, among other things, unspecified damages. The underwriter defendants moved to dismiss the complaint on November 14, 2001.

     Research Independence Matters

      The Goldman Sachs Group, Inc. and its affiliates, together with other financial services firms, have received requests for information from various governmental agencies in connection with their review of research independence issues. Goldman Sachs is cooperating with their requests. The Goldman Sachs Group, Inc. is among several financial services firms that have been named as defendants in a purported class action filed in the U.S. District Court for the Southern District of New York on August 2, 2001 on behalf of purchasers on and after August 1, 1998 of securities of Internet and information technology companies for which the defendants issued research reports. The complaint alleges that the defendants violated the disclosure requirements of the federal securities laws by failing to disclose that (i) they caused their analysts to issue recommendations in order to obtain investment banking business, (ii) they and their employees bought recommended shares at low prices before they were sold to the public, and (iii) they purposely failed to maintain proper compliance procedures to prevent misleading research recommendations. The complaint also contends that defendants’ alleged conduct constituted a breach of fiduciary duty and violated unspecified state laws. The complaint seeks an unspecified amount of damages.

     Enron Exchangeable Notes Litigation

      Goldman, Sachs & Co. has been named as a defendant in a purported securities class action commenced on December 14, 2001 in the U.S. District Court for the Southern District of Texas brought on behalf of purchasers of $222,500,000 of Exchangeable Notes of Enron Corp. in August 1999. The notes are mandatorily exchangeable in 2002 into shares of Enron Oil & Gas Company held by Enron Corp. or their cash equivalent. The complaint names as defendants certain past and present officers and directors of Enron Corp., the company’s outside accounting firm, and the three underwriters of the August 1999 offering (including Goldman, Sachs & Co.). The complaint generally alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages. Goldman, Sachs & Co. underwrote $111,250,000 principal amount of the notes.

      Several funds which allegedly sustained investment losses of approximately $125 million in connection with secondary market purchases of the notes as well as Zero Coupon Convertible Notes of Enron Corp. commenced an action in the U.S. District Court for the Southern District of New York on January 16, 2002. The lawsuit names as defendants the underwriters of the August 1999 offering as well as the company’s outside accounting firm, and alleges violations of the disclosure requirements of the federal securities laws, fraud and misrepresentation.

      On December 2, 2001, Enron Corp. filed for protection under the U.S. bankruptcy laws.

Item 4.     Matters Submitted to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 30, 2001.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.

      Set forth below are the name, age, present title, principal occupation, and certain biographical information for the past five years for our executive officers as of February 1, 2002, all of whom have been appointed by and serve at the pleasure of our board of directors.

          Henry M. Paulson, Jr., 55

      Mr. Paulson has been Chairman and Chief Executive Officer of The Goldman Sachs Group, Inc. since May 1999, and has been a director since August 1998. He was Co-Chairman and Chief Executive Officer or Co-Chief Executive Officer of The Goldman Sachs Group, L.P. from June 1998 to May 1999 and served as Chief Operating Officer from December 1994 to June 1998. Mr. Paulson is a member of the Board of Directors of the NYSE, a director and a member of the Executive Committee of the New York City Investment Fund and a member of the Board of Directors of the Peregrine Fund, Inc. He is also Co-Chairman of the Asia/ Pacific Council of The Nature Conservancy. Mr. Paulson serves on the Advisory Board of the J.L. Kellogg Graduate School of Management at Northwestern University and on the Board of Directors of the Associates of Harvard Business School and is Chairman of the Advisory Board of the Tsinghua University School of Economics and Management. In addition, he is a member of the Governing Board of the Indian School of Business.

          Robert J. Hurst, 56

      Mr. Hurst has been Vice Chairman of The Goldman Sachs Group, Inc. since May 1999, and has been a director since August 1998. In December 2001, Mr. Hurst was appointed Chief Executive Officer of the 9/11 United Services Group, an umbrella group of leading non-profit organizations and human services agencies formed to coordinate and speed assistance to all those affected in New York City by the events of September 11, 2001. He was Vice Chairman of The Goldman Sachs Group, L.P. from February 1997 to May 1999 and served as Head or Co-Head of Investment Banking from December 1990 to November 1999. Mr. Hurst is a director of VF Corporation, IDB Holding Corporation Ltd. and AirClic Inc. and is on the Board of Overseers of the Wharton School. He is also a member of the Council on Foreign Relations, the Committee for Economic Development and the Manhattan Institute. He is Chairman of the Board of the Jewish Museum, a trustee and Vice Chairman of the Board of the Whitney Museum of American Art, a member of the Trustees’ Council of the National Gallery of Art and a director of the National Foundation for Teaching Entrepreneurship.

          John A. Thain, 46

      Mr. Thain has been President and Co-Chief Operating Officer of The Goldman Sachs Group, Inc. since May 1999, and has been a director since August 1998. He was President of The Goldman Sachs Group, L.P. from March 1999 to May 1999 and Co-Chief Operating Officer from January 1999 to May 1999. From December 1994 to March 1999, he served as Chief Financial Officer and Head of Operations, Technology and Finance. From July 1995 to September 1997, he was also Co-Chief Executive Officer for European Operations. Mr. Thain is a member of The MIT Corporation, the Dean’s Advisory Council — MIT/ Sloan School of Management, INSEAD — U.S. National Advisory Board, the James Madison Council of the Library of Congress and the Federal Reserve Bank of New York’s International Capital Markets Advisory Committee. He is also a member of the French-American Foundation, the Board of Trustees of the National Urban League and The Trilateral Commission, as well as a governor of the New York-Presbyterian Foundation, Inc., a trustee of New York-Presbyterian Hospital and a General Trustee of Howard University.

          John L. Thornton, 48

      Mr. Thornton has been President and Co-Chief Operating Officer of The Goldman Sachs Group, Inc. since May 1999, and has been a director since August 1998. He was President of The Goldman Sachs Group, L.P. from March 1999 to May 1999 and Co-Chief Operating Officer from January 1999 to May 1999. From August 1998 until January 1999, he had oversight responsibility for International Operations. From September 1996 until August 1998, he was Chairman, Goldman Sachs — Asia, in addition to his senior strategic responsibilities in Europe. From July 1995 to September 1997, he was Co-Chief Executive Officer for European Operations. Mr. Thornton is also a director of Ford Motor Company, BSkyB PLC, Laura Ashley Holdings plc and Pacific Century Group, Inc. In addition, he is a member of the Council on Foreign Relations and a director or trustee of several organizations, including the Asia Society, The Brookings Institution, The Goldman Sachs Foundation, the Hotchkiss School, Morehouse College, the Tsinghua University School of Economics and Management and the Yale School of Management.

          Kevin W. Kennedy, 53

      Mr. Kennedy has been Executive Vice President-Human Capital Management of The Goldman Sachs Group, Inc. since December 2001. From 1999 until his recent appointment, he served as a member of the Executive Office to strengthen the effort to develop the future leadership of Goldman Sachs. Mr. Kennedy served as Head of Corporate Finance from 1988 to 1994 and as Head of the Americas Group, a combination of Corporate Finance, Investment Banking Services and Structured Finance for the United States, Canada and Latin America, from 1994 to 1999. He is Chairman of the Board of Trustees of Hamilton College, a Managing Director of the Metropolitan Opera and a trustee of the Chewonki Foundation.

          Steven T. Mnuchin, 39

      Mr. Mnuchin has been Chief Information Officer of The Goldman Sachs Group, Inc. since December 2001, Executive Vice President since February 2001 and was Co-Chief Information Officer from February 2001 to December 2001. He was a member of the Executive Office and Co-Head of the firm’s Technology Operating Committee from December 1999 to February 2001. Mr. Mnuchin was responsible for overseeing Mortgages, U.S. Governments, Money Markets, and Municipals in the Fixed Income, Currency and Commodities Division from December 1998 to November 1999. From November 1994 to December 1998, he was Head of the Mortgage Securities Department. He is a member of the Yale Development Board, Riverdale Country School Board, Junior Achievement National Board and Hirshhorn Museum and Sculpture Garden Board.

          Gregory K. Palm, 53

      Mr. Palm has been General Counsel, an Executive Vice President and Head or Co-Head of the Legal Department of The Goldman Sachs Group, Inc., since May 1999. He was General Counsel of The Goldman Sachs Group, L.P. and Co-Head of the Legal Department from 1992 to May 1999. He also has senior oversight responsibility for the firm’s Compliance, Management Controls and Tax Departments and is Co-Chairman of the Global Compliance and Control Committee. Mr. Palm is a member of the American Law Institute and of the Board of Trustees of the Skowhegan School of Painting and Sculpture. From 1982 to 1992, Mr. Palm was a partner in the law firm of Sullivan & Cromwell.

          Esta E. Stecher, 44

      Ms. Stecher has been General Counsel, an Executive Vice President and Co-Head of the Legal Department of The Goldman Sachs Group, Inc. since December 2000. She also has senior oversight responsibility for the firm’s Compliance, Management Controls and Tax Departments. She was Head of the Tax Department of The Goldman Sachs Group, L.P. from July 1994 to May 1999 and of The Goldman Sachs Group, Inc. from May 1999 to December 2000. Ms. Stecher is also a trustee of The Goldman Sachs Foundation. From 1990 to 1994, Ms. Stecher was a partner in the law firm of Sullivan & Cromwell.

          David A. Viniar, 46

      Mr. Viniar has been Chief Financial Officer and an Executive Vice President of The Goldman Sachs Group, Inc. since May 1999. He has been Head of the Finance Division and Co-Head of Credit Risk Management and Advisory and Firmwide Risk since December 2001. He was Co-Head of Operations, Finance and Resources from March 1999 to December 2001. He was Chief Financial Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. From July 1998 until March 1999, he was Deputy Chief Financial Officer and from 1994 until July 1998, he was Head of Finance, with responsibility for Controllers and Treasury. From 1992 to 1994, Mr. Viniar was Head of Treasury and prior to that was in the Structured Finance Department of Investment Banking. Mr. Viniar is a member of the Board of Trustees of Children’s Aid and Family Services, serves on the Board of Trustees of Union College and is a member of the Board of Trustees of the Financial Accounting Foundation.

          Barry L. Zubrow, 48

      Mr. Zubrow has been Chief Administrative Officer and an Executive Vice President of The Goldman Sachs Group, Inc. since May 1999 and has been Head of the Operations and Administration Division since December 2001. He was Co-Head of Operations, Finance and Resources from March 1999 to December 2001. He was Chief Administrative Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. From 1994 until then, he was chief credit officer and Head of the Credit Department. From 1992 to 1994, Mr. Zubrow was Head of the Midwest Group in the Corporate Finance Department of Investment Banking. Mr. Zubrow is Chairman of the Board of Managers of Haverford College, a member of the Board of Directors of the Juvenile Law Center and a member of the Board of Trustees of Liberty Science Center.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Information relating to the principal market in which our common stock is traded and the high and low sales prices per share for each full quarterly period since the common stock commenced trading on the New York Stock Exchange on May 4, 1999 is set forth under the caption “Supplemental Financial Information — Common Stock Price Range” on page 74 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference. As of February 4, 2002, there were 3,432 holders of record of our common stock.

      During fiscal 2000 and 2001, dividends of $0.12 per share of common stock (and nonvoting common stock with respect to dividends declared prior to August 2000, when the nonvoting stock was converted into voting common stock) were declared on December 20, 1999, March 20, 2000, June 19, 2000, September 18, 2000, December 18, 2000, March 19, 2001, June 18, 2001 and September 25, 2001. The holders of our common stock and, prior to August 2000, nonvoting common stock share proportionately on a per share basis in all dividends and other distributions declared by our board of directors.

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

      On June 18, 2001, our board of directors authorized the repurchase of additional shares of The Goldman Sachs Group, Inc.’s common stock pursuant to our existing share repurchase program. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 4.6 million shares as of February 4, 2002.

Item 6.     Selected Financial Data

      The Selected Financial Data table is set forth on page 75 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Management’s Discussion and Analysis” on pages 26 to 45 of the 2001 Annual Report to Shareholders and is incorporated herein by reference. All of such information should be read in conjunction with the consolidated financial statements and the notes thereto, which are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      Quantitative and qualitative disclosure about market risk is set forth on pages 38 to 44 of the 2001 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis — Risk Management” and on pages 56 to 57 of such Annual Report in Note 4 to the consolidated financial statements, and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The consolidated financial statements of the Registrant and its subsidiaries, together with the notes thereto and the Report of Independent Accountants thereon, are contained in the 2001 Annual Report to Shareholders on pages 46 to 72, and are incorporated herein by reference. In addition, the information on page 73 of the 2001 Annual Report to Shareholders under the caption “Supplemental Financial Information — Quarterly Results” is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information relating to the Registrant’s executive officers is included on pages 24 to 26 of this Annual Report on Form 10-K. Information relating to directors of the Registrant is set forth under the caption “Election of Directors” on pages 4 to 6 of the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on April 5, 2002 (the “2002 Proxy Statement”) and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “Other Matters — 16(a) Beneficial Ownership Reporting Compliance” on page 25 of the 2002 Proxy Statement.

Item 11.  Executive Compensation

      Information relating to the Registrant’s executive officer and director compensation is set forth under the captions “Election of Directors — Employment Contracts and Change of Control Arrangements”, “— Director Compensation”, “— Executive Compensation”, “— Stock Options” and “— Fiscal Year-End Option Holdings” on pages 7 to 12 of the 2002 Proxy Statement and all such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information relating to security ownership of certain beneficial owners of the Registrant’s common stock is set forth under the caption “Beneficial Owners of More Than Five Percent” on page 22 of the 2002 Proxy Statement and information relating to the security ownership of the Registrant’s management is set forth under the caption “Beneficial Ownership of Directors and Executive Officers” on pages 20 to 21 of the 2002 Proxy Statement and all such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is set forth under the Caption “Certain Relationships and Related Transactions” on pages 22 to 23 of the 2002 Proxy Statement and all such information is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a) Documents filed as part of this Report:

      1. Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof and incorporated herein by reference to the corresponding page number in the 2001 Annual Report to Shareholders.

      2. Financial Statement Schedule

The financial statement schedule required in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-3 through F-7 hereof.

      3. Exhibits

2.1	Plan of Incorporation.*
3.1	Amended and Restated Certificate of Incorporation of The Goldman Sachs Group, Inc.**
3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc.**
4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
10.1	Lease, dated June 11, 1985, between Metropolitan Life Insurance Company and Goldman, Sachs & Co.*
10.2	Lease, dated April 5, 1994, between The Chase Manhattan Bank (National Association) and The Goldman Sachs Group, L.P., as amended.*
10.3	Lease, dated September 24, 1992, from LDT Partners to Goldman Sachs International (incorporated by reference to Exhibit 10.34 to the Registrant’s registration statement on Form S-1 (No. 333-74449)).
10.4	Agreement for Lease, dated November 29, 1998, between Turbo Top Limited and Goldman Sachs (Asia) Finance (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (No. 333-74449)).
10.5	Summary of Tokyo Leases (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 (No. 333-74449)).
10.6	The Goldman Sachs 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).+
10.7	The Goldman Sachs Defined Contribution Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).+
10.8	The Goldman Sachs Partner Compensation Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).+
10.9	Form of Employment Agreement (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).+
10.10	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).+

10.11	Form of Pledge Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).+
10.12	Form of Award Agreement (Discretionary RSUs) (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).+
10.13	Form of Option Agreement (Discretionary Options) (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).+
10.14	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.15	Form of Shareholders’ Agreement among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.16	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.18	Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit G to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock (No. 005-56295)).
10.19	Supplemental Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit H to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock).
10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.21	Letter Agreement, dated as of June 27, 2000, between The Goldman Sachs Group, Inc. and Mr. John L. Weinberg (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 26, 2000).+
10.22	Lease Agreement, dated as of June 21, 2000, between 30 Hudson Street Lessor Urban Renewal L.L.C., 50 Hudson Street Lessor Urban Renewal L.L.C., GSJC 30 Hudson Urban Renewal L.L.C. and GSJC 50 Hudson Urban Renewal L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 26, 2000).
10.23	Parent Guaranty, dated as of June 21, 2000, made by The Goldman Sachs Group, Inc., in favor of the Beneficiaries named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 26, 2000).
10.24	Construction Agency Agreement, dated as of June 21, 2000, among 30 Hudson Street Lessor Urban Renewal L.L.C., 50 Hudson Street Lessor Urban Renewal L.L.C., GSJC 30 Hudson Urban Renewal L.L.C. and GSJC 50 Hudson Urban Renewal L.L.C. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 26, 2000).

10.25	Participation Agreement, dated as of June 21, 2000, among GSJC 30 Hudson Urban Renewal L.L.C., GSJC 50 Hudson Urban Renewal L.L.C., The Goldman Sachs Group, Inc., GSJC Land LLC, Hudson Street Lessor L.L.C., 30 Hudson Street Lessor Urban Renewal L.L.C., 50 Hudson Street Lessor Urban Renewal L.L.C., various financial institutions named in Schedule II thereto, Hudson Street Lessor Investment Trust 2000-1, Wilmington Trust Company, Hudson Street Funding Corporation, Goldman, Sachs & Co., Hatteras Funding Corporation, Bank of America, National Association, various financial institutions and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 26, 2000).
10.26	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.27	Pledge Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit F to Amendment No. 4 to Schedule 13D, filed July 11, 2000, relating to the Registrant’s common stock).
10.28	Form of Amendment No. 1, dated as of July 10, 2000, to the Pledge Agreement (filed as Exhibit 10.52) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.29	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.30	Form of Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).+
10.31	Form of Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).+
10.32	Supplemental Registration Rights Instrument, dated as of December 21, 2000 (incorporated by reference to Exhibit AA to Amendment No. 12 to Schedule 13D, filed January 23, 2001, relating to the Registrant’s common stock).
10.33	Supplemental Registration Rights Instrument, dated as of December 21, 2001 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-74006)).
10.34	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Dr. Ruth J. Simmons (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).+
10.35	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).+
10.36	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).+
10.37	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Lord Browne of Madingley (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).+
10.38	Letter, dated September 24, 2001, from The Goldman Sachs Group, Inc. to Ms. Margaret C. Whitman.+
10.39	Letter, dated November 19, 2001, from The Goldman Sachs Group, Inc. to Dr. Morris Chang.+

12.1	Statement re computation of ratios of earnings to fixed charges.
13	The following portions of the Registrant’s 2001 Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an exhibit:
13.1	“Management’s Discussion and Analysis” (pages 26 to 45).
13.2	Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Accountants thereon (pages 46 to 72).
13.3	“Supplemental Financial Information — Quarterly Results” and “— Common Stock Price Range” (pages 73 and 74).
13.4	Selected Financial Data (page 75).
21.1	List of subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on signature page).
99.1	Opinion of PricewaterhouseCoopers LLP with respect to the Selected Financial Data, which is incorporated by reference in Part II, Item 6 hereof.

*	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449).

**	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-75213).

+	This exhibit is a management contract or a compensatory plan or arrangement.

      (b) Reports on Form 8-K:

On September 26, 2001, we filed a Current Report on Form 8-K reporting our earnings for our fiscal third quarter ended August 31, 2001.

On December 20, 2001, we filed a Current Report on Form 8-K reporting our earnings for our fiscal fourth quarter ended November 30, 2001.

THE GOLDMAN SACHS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

ITEMS 14(a)(1) AND 14(a)(2)

	Page Reference

		2001 Annual
		Report to
	Form 10-K	Shareholders

Consolidated Financial Statements
Report of Independent Accountants		46
Consolidated Statements of Earnings		47
Consolidated Statements of Financial Condition		48
Consolidated Statements of Changes in Shareholders’ Equity and Partners’ Capital		49
Consolidated Statements of Cash Flows		50
Consolidated Statements of Comprehensive Income		51
Notes to Consolidated Financial Statements		52 to 72

Financial Statement Schedule
Schedule I — Condensed Financial Information of Registrant (Parent Company Only)	F-3 to F-7
Report of Independent Accountants	F-2
Condensed Statements of Earnings	F-3
Condensed Statements of Financial Condition	F-4
Condensed Statements of Cash Flows	F-5
Notes to Condensed Financial Statements	F-6

      Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:

(i)	Management’s Discussion and Analysis;	26 to 45
(ii)	Supplemental Financial Information — Quarterly Results;	73
(iii)	Supplemental Financial Information — Common Stock Price Range; and	74
(iv)	Supplemental Financial Information — Selected Financial Data	75

      Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and notes thereto in the 2001 Annual Report to Shareholders, which information is incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of

The Goldman Sachs Group, Inc.:

      Our audits of the consolidated financial statements referred to in our report dated January 28, 2002 appearing in the 2001 Annual Report to Shareholders of The Goldman Sachs Group, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

January 28, 2002.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF EARNINGS (PARENT COMPANY ONLY)

	Year Ended November

	2001	2000	1999

	(in millions)
Revenues
Equity in earnings of subsidiaries	$3,820	$3,986	$1,231
Principal investments	(124)	561	1,139
Interest income	3,785	4,577	3,305

Total revenues	7,481	9,124	5,675
Interest expense	3,882	4,806	3,338

Revenues, net of interest expense	3,599	4,318	2,337
Operating expenses
Compensation and benefits	167	186	251
Other	120	133	109
Charitable contribution	—	—	200

Total operating expenses	287	319	560
Pre-tax earnings	3,312	3,999	1,777
Provision/(benefit) for taxes	1,002	932	(931)

Net earnings	$2,310	$3,067	$2,708

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION (PARENT COMPANY ONLY)

	As of November

	2001	2000

	(in millions, except
	share and per share
	amounts)
Assets
Cash and cash equivalents	$—	$—
Financial instruments owned, at fair value	4,862	4,352
Receivables from affiliates	49,184	42,380
Subordinated loan receivables from affiliates	12,112	12,406
Investments in subsidiaries	16,877	14,670
Other assets	2,659	3,018

Total assets	$85,694	$76,826

Liabilities and Shareholders’ Equity
Short-term borrowings, including commercial paper	$33,593	$28,585
Payables to affiliates	2,624	134
Other liabilities and accrued expenses	1,148	1,102
Long-term borrowings
With third parties	29,769	30,166
With affiliates	329	309

Total liabilities	67,463	60,296

Commitments and contingencies

Shareholders’ Equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 499,017,511 and 489,964,838 shares issued, as of November 2001 and November 2000, respectively, and 476,228,933 and 483,474,693 outstanding as of November 2001 and November 2000, respectively	5	5
Restricted stock units	4,542	4,760
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	11,785	11,127
Retained earnings	5,373	3,294
Unearned compensation	(1,220)	(1,878)
Accumulated other comprehensive loss	(168)	(130)
Treasury stock, at cost, par value $0.01 per share; 22,788,578 and 6,490,145 shares as of November 2001 and November 2000, respectively	(2,086)	(648)

Total shareholders’ equity	18,231	16,530

Total liabilities and shareholders’ equity	$85,694	$76,826

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended November

	2001	2000	1999

	(in millions)
Cash flows from operating activities
Net earnings	$2,310	$3,067	$2,708
Noncash items included in net earnings
Undistributed earnings of subsidiaries	(1,246)	(1,770)	331
Depreciation and amortization	90	108	71
Deferred income taxes	490	(240)	(1,030)
Stock-based compensation	23	49	52
Other, net	(9)	(10)	46
Changes in operating assets and liabilities
Financial instruments owned, at fair value	879	(711)	(1,575)
Other, net	39	(228)	553

Net cash provided by/(used for) operating activities	2,576	265	1,156

Cash flows from investing activities
Financial instruments owned, at fair value	(1,391)	(165)	246
Receivables from affiliates, net	(3,547)	552	(6,468)
Subordinated loan receivables from affiliates	294	(3,358)	(380)
Investment in subsidiaries, net	(456)	(152)	(2,412)
Property, leasehold improvements and equipment	(134)	(269)	(292)
Business combinations	(314)	(1,988)	(196)

Net cash used for investing activities	(5,548)	(5,380)	(9,502)

Cash flows from financing activities
Short-term borrowings, net	(1,530)	(9,399)	12
Issuance of long-term borrowings	6,315	15,704	10,755
Repayment of long-term borrowings	(144)	(327)	(587)
Common stock repurchased	(1,438)	(648)	—
Dividends paid	(231)	(217)	(107)
Proceeds from issuance of common stock	—	1	2,633
Capital contributions	—	—	48
Returns on capital and certain distribution to partners	—	—	(306)
Partners’ capital distributions, net	—	—	(4,112)

Net cash provided by financing activities	2,972	5,114	8,336

Net decrease in cash and cash equivalents	—	(1)	(10)
Cash and cash equivalents, beginning of year	—	1	11

Cash and cash equivalents, end of year	$—	$—	$1

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal years presented.

Payments of income taxes were $545 million and $1.23 billion for the years ended November 2001 and November 2000, respectively, and were immaterial for the year ended November 1999.

Noncash activities:

The value of common stock issued in connection with business combinations was $223 million, $3.41 billion and $245 million for the years ended November 2001, November 2000 and November 1999, respectively.

Stock-based compensation expense included in subsidiary net earnings was $766 million, $1.30 billion and $2.94 billion for the years ended November 2001, November 2000 and November 1999, respectively.

In connection with the firm’s conversion to corporate form in 1999, junior subordinated debentures of $371 million were issued to retired limited partners in exchange for their partnership interests.

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

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

      These condensed unconsolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America that require management to make estimates and assumptions regarding investment valuations, the outcome of pending litigation and other matters that affect the condensed unconsolidated financial statements and related disclosures. These estimates and assumptions are based on judgment and available information and, consequently, actual results could be materially different from these estimates.

      Certain reclassifications have been made to prior years’ financial statements to conform with the current year presentation.

     Financial Instruments

      Financial instruments owned, including principal investments, are carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the condensed statements of earnings. Fair value is based generally on listed market prices or broker or dealer price quotations. If prices are not readily determinable or if liquidating the position is reasonably expected to affect market prices, fair value is based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. Where fair value is not readily determinable, principal investments are initially recorded at cost. Downward adjustments are made if management determines that realizable value is less than carrying value.

     Affiliate Financings

      Most of the consolidated unsecured financing of Goldman Sachs is raised by the parent company, The Goldman Sachs Group, Inc. The parent company then lends the necessary funds to its subsidiaries and affiliates, as represented by “Receivables from affiliates” and “Subordinated loan receivables from affiliates” on the condensed statements of financial condition. Intercompany exposure is managed by generally requiring intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. This policy ensures that the subsidiaries’ obligations to the parent company will generally mature in advance of the parent company’s third-party long-term borrowings. In addition, many of the subsidiaries and affiliates pledge collateral to cover their intercompany borrowings. Equity investments in subsidiaries are generally funded with equity capital.

      Interest income is largely generated from loans made to affiliates.

     Income Taxes

      Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities. Tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively, on the condensed statements of financial condition.

Note 2. Restricted Stock Units

      Total restricted stock units outstanding for the years ended November 2001, November 2000 and November 1999 were as follows:

	No Future Service	Future Service
	Required	Required

November 1999	35,703,923	40,344,481
November 2000(1)	33,502,219	46,335,940
November 2001	25,629,933	41,669,062

(1)	Includes restricted stock units granted in connection with the combination with SLK and restricted stock units granted to employees, subsequent to year end, as part of year-end compensation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

Date: February 22, 2002

II-1

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Thain, Gregory K. Palm, David A. Viniar and Esta E. Stecher, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ HENRY M. PAULSON, JR. Henry M. Paulson, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2002

/s/ ROBERT J. HURST Robert J. Hurst	Director	February 22, 2002

/s/ JOHN A. THAIN John A. Thain	Director	February 22, 2002

/s/ JOHN L. THORNTON John L. Thornton	Director	February 22, 2002

/s/ LORD BROWNE OF MADINGLEY Lord Browne of Madingley	Director	February 22, 2002

/s/ JOHN H. BRYAN John H. Bryan	Director	February 22, 2002

/s/ MORRIS CHANG Morris Chang	Director	February 22, 2002

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 22, 2002

/s/ RUTH J. SIMMONS Ruth J. Simmons	Director	February 22, 2002

/s/ MARGARET C. WHITMAN Margaret C. Whitman	Director	February 22, 2002

/s/ DAVID A. VINIAR David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 22, 2002

/s/ SARAH E. SMITH Sarah E. Smith	Principal Accounting Officer	February 22, 2002

II-2