Form 10-Q
period 2002-02-22
GOLDMAN SACHS GROUP INC/
filed 2002-04-04
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended February 22, 2002

or

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

        As of March 28, 2002, there were 473,916,787 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months
	Ended February

	2002	2001

	(in millions, except
	per share amounts)
Revenues
Global capital markets

Investment banking	$825	$1,131

Trading and principal investments	1,203	2,066

Asset management and securities services	1,158	1,168

Interest income	2,514	5,137

Total revenues	5,700	9,502

Interest expense	2,102	4,769

Revenues, net of interest expense	3,598	4,733

Operating expenses

Compensation and benefits	1,799	2,367

Amortization of employee initial public offering and acquisition awards	125	131

Brokerage, clearing and exchange fees	196	195

Market development	70	124

Communications and technology	142	153

Depreciation and amortization	137	134

Amortization of goodwill and other intangible assets	31	62

Occupancy	141	160

Professional services and other	118	148

Total non-compensation expenses	835	976

Total operating expenses	2,759	3,474

Pre-tax earnings	839	1,259

Provision for taxes	315	491

Net earnings	$524	$768

Earnings per share

Basic	$1.05	$1.49

Diluted	0.98	1.40

Dividends declared per common share	0.12	0.12
Average common shares outstanding

Basic	500.2	515.4

Diluted	534.4	548.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	February 2002	November 2001

	(in millions, except share
	and per share amounts)
Assets

Cash and cash equivalents	$6,977	$6,909

Cash and securities segregated in compliance with U.S. federal and other regulations	20,174	22,134

Receivables from brokers, dealers and clearing organizations	6,237	5,453

Receivables from customers and counterparties	21,954	28,010

Securities borrowed	103,914	101,164

Securities purchased under agreements to resell	28,552	27,651

Financial instruments owned, at fair value	102,259	99,654

Financial instruments owned and pledged as collateral, at fair value	8,326	9,231

Total financial instruments owned, at fair value	110,585	108,885

Other assets	12,090	12,012

Total assets	$310,483	$312,218

Liabilities and shareholders’ equity

Short-term borrowings, including commercial paper	$40,034	$37,597

Payables to brokers, dealers and clearing organizations	7,777	4,014

Payables to customers and counterparties	87,399	93,283

Securities loaned	7,402	6,862

Securities sold under agreements to repurchase	38,607	39,369

Financial instruments sold, but not yet purchased, at fair value	71,160	74,717

Other liabilities and accrued expenses	5,035	7,129

Long-term borrowings	34,574	31,016

Total liabilities	291,988	293,987

Commitments and contingencies

Shareholders’ equity

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 500,579,509 and 499,017,511 shares issued as of February 2002 and November 2001, respectively, and 474,611,535 and 476,228,933 shares outstanding as of February 2002 and November 2001, respectively	5	5

Restricted stock units	4,346	4,542

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	11,939	11,785

Retained earnings	5,840	5,373

Unearned compensation	(1,047)	(1,220)

Accumulated other comprehensive loss	(219)	(168)

Treasury stock, at cost, par value $0.01 per share; 25,967,974 and 22,788,578 shares as of February 2002 and November 2001, respectively	(2,369)	(2,086)

Total shareholders’ equity	18,495	18,231

Total liabilities and shareholders’ equity	$310,483	$312,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended February

	2002	2001

	(in millions)
Cash flows from operating activities

Net earnings	$524	$768
Noncash items included in net earnings

Depreciation and amortization	137	134

Amortization of goodwill and other intangible assets	31	62

Stock-based compensation	207	238
Changes in operating assets and liabilities

Cash and securities segregated in compliance with U.S. federal and other regulations	1,960	(2,649)

Net receivables from brokers, dealers and clearing organizations	2,979	(1,273)

Net payables to customers and counterparties	172	9,134

Securities borrowed, net of securities loaned	(2,210)	(2,983)

Financial instruments owned, at fair value	(1,740)	(1,980)

Financial instruments sold, but not yet purchased, at fair value	(3,557)	(2,266)

Other, net	(2,244)	(2,633)

Net cash used for operating activities	(3,741)	(3,448)

Cash flows from investing activities

Property, leasehold improvements and equipment	(206)	(498)

Other, net	23	(30)

Net cash used for investing activities	(183)	(528)

Cash flows from financing activities

Short-term borrowings, net	856	(2,892)

Issuance of long-term borrowings	5,139	1,497

Securities sold under agreements to repurchase, net of agreements to resell	(1,663)	6,716

Common stock repurchased	(283)	(373)

Dividends paid	(57)	(58)

Net cash provided by financing activities	3,992	4,890

Net increase in cash and cash equivalents	68	914

Cash and cash equivalents, beginning of year	6,909	3,870

Cash and cash equivalents, end of period	$6,977	$4,784

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Cash payments of income taxes were $328 million and $300 million during the three months ended February 22, 2002 and February 23, 2001, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months
	Ended February

	2002	2001

	(in millions)

Net earnings	$524	$768

Currency translation adjustment, net of tax	(51)	15

Comprehensive income	$473	$783

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Description of Business

      The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals.

      The firm’s activities are divided into two segments:

•	Global Capital Markets. This segment comprises Investment Banking, which includes Financial Advisory and Underwriting, and Trading and Principal Investments, which includes Fixed Income, Currency and Commodities (FICC), Equities and Principal Investments (Principal Investments primarily represents net revenues from the firm’s merchant banking investments); and

•	Asset Management and Securities Services. This segment comprises Asset Management, Securities Services and Commissions.

Note 2. Significant Accounting Policies

     Basis of Presentation

      The condensed consolidated financial statements include the accounts of Group Inc., its wholly-owned subsidiaries and other entities in which the firm has a controlling financial interest. In determining whether to consolidate an entity, management considers, among other factors, the nature and extent of the firm’s ownership and financial interests and other attributes of control. The firm’s principal U.S. and international subsidiaries include Goldman, Sachs & Co. (GS&Co.), J. Aron & Company and Spear, Leeds & Kellogg, L.P. (SLK) in New York, Goldman Sachs International (GSI) in London and Goldman Sachs (Japan) Ltd. (GSJL) in Tokyo.

      These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Group Inc. for the fiscal year ended November 30, 2001. The condensed consolidated financial information as of November 30, 2001 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to prior-year amounts to conform to the current-year presentation. All material intercompany transactions and balances have been eliminated.

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

      Unless otherwise stated herein, all references to February 2002 and February 2001 refer to the firm’s fiscal periods ended, or the date, as the context requires, February 22, 2002 and

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

February 23, 2001, respectively. All references to November 2001, November 2000 and November 1999 refer to the firm’s fiscal years ended, or the date, as the context requires, November 30, 2001, November 24, 2000 and November 26, 1999, respectively.

     Property, Leasehold Improvements and Equipment

      Effective December 1, 2001, the firm changed to the straight-line method of depreciation for certain property, equipment and leasehold improvements placed in service after November 2001. Similar assets acquired prior to November 2001 continue to be depreciated generally using accelerated cost recovery methods. This change did not have a material effect on the firm’s results of operations for the three months ended February 2002.

Note 3. Financial Instruments

     Fair Value of Financial Instruments

      Gains and losses on financial instruments and commission income and related expenses are recorded on a trade date basis in the condensed consolidated statements of earnings. The condensed consolidated statements of financial condition generally reflect purchases and sales of financial instruments on a trade date basis.

      “Financial instruments owned” and “Financial instruments sold, but not yet purchased” on the condensed consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the condensed consolidated statements of earnings. Fair value is based generally on listed market prices or broker or dealer price quotations. If prices are not readily determinable or if liquidating the firm’s position is reasonably expected to affect market prices, fair value is based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. Certain financial instruments, including over-the-counter derivative instruments, are valued using pricing models that consider, among other factors, contractual and market prices, correlations, time value, credit, yield curve, volatility factors and/or prepayment rates of the underlying positions.

      The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value and financial instruments sold, but not yet purchased, at fair value:

	As of February 2002		As of November 2001

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Commercial paper, certificates of deposit and time deposits	$1,064	$—	$1,351	$—

U.S. government, federal agency and sovereign obligations	32,311	19,386	31,173	18,606

Corporate debt	19,714	6,703	16,697	6,453

Equities and convertible debentures	21,846	11,817	20,075	12,201

State, municipal and provincial obligations	873	—	771	—

Derivative contracts	34,355	33,254	38,521	36,660

Physical commodities	422	—	297	797

Total	$110,585	$71,160	$108,885	$74,717

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

     Derivative Activities

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

      Derivative contracts exclude certain cash instruments, such as mortgage-backed securities, interest-only and principal-only obligations, and indexed debt instruments, that derive their values or contractually required cash flows from the price of some other security or index. The firm has included commodity-related contracts in its derivative disclosure as substantially all of these contracts may be settled in cash or are readily convertible into cash.

      The firm accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Most of the firm’s derivative transactions are entered into for trading purposes. The firm uses derivatives in its trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. Risk exposures are managed through diversification, by controlling position sizes and by establishing hedges in related securities or derivatives. For example, the firm may hedge a portfolio of common stock by taking an offsetting position in a related equity-index futures contract. Gains and losses on derivatives used for trading purposes are generally included in “Trading and principal investments” on the condensed consolidated statements of earnings.

      The firm also enters into derivative contracts, which are designated as fair-value hedges, to manage the interest rate and currency exposure on its long-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements and currency swap agreements, which are primarily utilized to convert a substantial portion of the firm’s fixed rate debt into U.S. dollar-based floating rate obligations. The gains and losses associated with the ineffective portion of these fair-value hedges are included in “Trading and principal investments” on the condensed consolidated statements of earnings and are not material for the three months ended February 2002 and February 2001.

      Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition where management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of February 2002		As of November 2001

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Forward settlement contracts	$4,374	$4,144	$5,265	$4,491

Swap agreements	17,497	15,616	18,438	15,931

Option contracts	12,484	13,494	14,818	16,238

Total	$34,355	$33,254	$38,521	$36,660

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

     Securitization Activities

      The firm securitizes commercial and residential mortgages and home equity loans, government and corporate bonds, lease and trade receivables, and other types of financial assets. Gains or losses on securitizations are determined with reference to the carrying amount of the financial assets transferred, which is allocated to the assets sold and the retained interests, if any, based on their relative fair values at the date of transfer. During the three months ended February 2002, the firm securitized $35.0 billion of financial assets, including $29.7 billion of agency mortgage-backed securities. Retained interests in securitized assets were not material as of February 2002.

     Secured Borrowing and Lending Activities

      The firm enters into secured borrowing and lending transactions to obtain securities for settlement, to finance inventory positions and to meet customers’ needs. In these transactions, the firm either provides or receives collateral, including U.S. government, federal agency and investment-grade non-U.S. sovereign obligations.

      The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of February 2002, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $268.6 billion, of which $224.6 billion was sold or repledged.

      The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of February 2002, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to counterparties that did not have the right to sell or repledge was $22.1 billion.

Note 4. Short-Term Borrowings

      The firm obtains secured short-term financing principally through the use of repurchase agreements and securities lending agreements, collateralized mainly by U.S. government, federal agency, mortgage-backed, investment-grade foreign sovereign obligations and equity securities. The firm obtains unsecured short-term borrowings through issuance of commercial paper, promissory notes and bank loans. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Short-term borrowings are set forth below:

	As of

	February 2002	November 2001

	(in millions)

Commercial paper	$6,127	$8,353

Promissory notes	19,295	15,281

Bank loans and other(1)	14,612	13,963

Total(2)	$40,034	$37,597

(1)	As of February 2002 and November 2001, short-term borrowings included $6.25 billion and $7.20 billion of long-term borrowings maturing within one year, respectively.

(2)	As of February 2002 and November 2001, weighted average interest rates for short-term borrowings, including commercial paper, were 2.54% and 3.05%, respectively.

     The firm maintains unencumbered securities with a market value in excess of all uncollateralized short-term borrowings.

Note 5. Earnings Per Share

      Earnings per share (EPS) is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

      The computations of basic and diluted EPS are set forth below:

	Three Months
	Ended February

	2002		2001

	(in millions, except
	per share amounts)

Numerator for basic and diluted EPS — earnings available to common shareholders	$524		$768

Denominator for basic EPS — weighted average number of common shares	500.2		515.4
Effect of dilutive securities

Restricted stock units	24.3		20.1

Stock options	9.9		13.1

Dilutive potential common shares	34.2		33.2

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	534.4	(1)	548.6

Basic EPS	$1.05		$1.49

Diluted EPS	0.98		1.40

(1)	The exercise price for approximately 29 million options exceeded the average market price of the firm’s common stock for the three months ended February 2002. Accordingly, the diluted EPS computation does not include the antidilutive effect of these options.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Note 6. Goodwill and Identifiable Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142, which the firm adopted on December 1, 2001, addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized but, instead, is tested at least annually for impairment. Other intangible assets continue to be amortized over their useful lives. During the second quarter of 2002, the firm will perform the required impairment tests of goodwill. Management does not expect these tests to have a material effect on the firm’s financial condition or results of operations.

     Goodwill

      The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as goodwill. As of February 2002, goodwill of $2.85 billion was included in “Other assets” on the condensed consolidated statement of financial condition. Through November 2001, goodwill was amortized over periods of 15 to 20 years on a straight-line basis. The following table sets forth reported net earnings and EPS, as adjusted to exclude goodwill amortization expense:

	Year Ended			Three Months Ended
	November			February

	2001	2000	1999	2001

	(in millions, except per share amounts)

Net earnings, as reported	$2,310	$3,067	$2,708	$768

Net earnings, as adjusted	2,404	3,096	2,719	791

EPS, as reported:

Basic	$4.53	$6.33	$5.69	$1.49

Diluted	4.26	6.00	5.57	1.40

EPS, as adjusted:

Basic	$4.72	$6.39	$5.71	$1.53

Diluted	4.44	6.05	5.60	1.44

     Identifiable Intangible Assets

      The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

	As of

	February 2002	November 2001

	(in millions)

Gross carrying amount	$2,100	$2,092

Accumulated amortization	(163)	(132)

Net carrying amount	$1,937	$1,960

      Identifiable intangible assets consist primarily of specialist rights and customer lists and are amortized over a weighted average life of approximately 21 years.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Amortization expense associated with identifiable intangible assets was $31 million and $26 million for the three months ended February 2002 and February 2001, respectively and $115 million, $7 million and $0 for the fiscal years ended November 2001, November 2000 and November 1999, respectively. Estimated amortization expense for existing identifiable intangible assets is $124 million for each of the fiscal years ending November 2002 through November 2006.

Note 7. Equity Capital

      The Board of Directors of Group Inc. (the Board) declared a dividend of $0.12 per share to be paid on May 30, 2002, to common shareholders of record on April 30, 2002.

      As of February 2002, the remaining share authorization under the firm’s repurchase program was approximately 4 million shares. On March 18, 2002, the Board authorized the repurchase of an additional 15 million shares of common stock pursuant to the firm’s existing share repurchase program.

Note 8. Commitments and Contingencies

      The firm is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm’s financial condition, but may be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period.

Note 9. Regulated Subsidiaries

      GS&Co. and SLK are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the Securities and Exchange Commission and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of February 2002, GS&Co. had regulatory net capital, as defined, of $4.35 billion, which exceeded the amount required by $3.68 billion. As of February 2002, SLK had regulatory net capital, as defined, of $820 million, which exceeded the amount required by $776 million.

      GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of February 2002, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of February 2002, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 10. Business Segments

      In reporting to management, the firm’s operating results are categorized into the following two principal segments: Global Capital Markets, and Asset Management and Securities Services. For a further discussion of the firm’s segments, see the firm’s Annual Report on Form 10-K for the fiscal year ended November 2001.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months
		Ended February

		2002	2001(3)

		(in millions)

Global Capital	Net revenues	$2,223	$3,306

Markets	Operating expenses	1,788	2,406

	Pre-tax earnings	$435	$900

	Segment assets	$163,837	$155,860

Asset Management	Net revenues	$1,375	$1,427

and Securities	Operating expenses	864	963
Services

	Pre-tax earnings	$511	$464

	Segment assets	$145,763	$141,266

Total	Net revenues	$3,598	$4,733

	Operating expenses(1)	2,759	3,474

	Pre-tax earnings	$839	$1,259

	Total assets(2)	$310,483	$297,963

(1)	Includes the amortization of employee initial public offering awards of $107 million and $105 million for February 2002 and February 2001, respectively, that has not been allocated to the firm’s segments.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

(3)	In accordance with SFAS No. 140, segment assets and total assets as of February 2001 exclude collateral previously recognized under SFAS No. 125.

Review Report of Independent Accountants

To the Directors and Shareholders of

The Goldman Sachs Group, Inc.:

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the Company) as of February 22, 2002, the related condensed consolidated statements of earnings for the three months ended February 22, 2002 and February 23, 2001, the condensed consolidated statements of cash flows for the three months ended February 22, 2002 and February 23, 2001, and the condensed consolidated statements of comprehensive income for the three months ended February 22, 2002 and February 23, 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries as of November 30, 2001, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year ended November 30, 2001 (not presented herein); in our report dated January 28, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2001, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 2, 2002.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals.

      Our activities are divided into two segments:

•	Global Capital Markets. This segment comprises Investment Banking, which includes Financial Advisory and Underwriting, and Trading and Principal Investments, which includes Fixed Income, Currency and Commodities (FICC), Equities and Principal Investments (Principal Investments primarily represents net revenues from our merchant banking investments); and

•	Asset Management and Securities Services. This segment comprises Asset Management, Securities Services and Commissions.

      Unless specifically stated otherwise, all references to February 2002 and February 2001 refer to our fiscal periods ended, or the date, as the context requires, February 22, 2002 and February 23, 2001, respectively. All references to November 2001, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 30, 2001.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      The global economy began to show signs of a mild recovery during the first quarter of 2002. However, uncertainty regarding the extent of the worldwide economic recovery coupled with an erosion of corporate and investor confidence led equity prices and corporate activity to remain at subdued levels. Although industry-wide equity underwriting volume increased during the first quarter, overall levels remained low, and mergers and acquisitions activity declined from depressed fourth quarter levels. The fixed income markets, however, continued to benefit from a favorable interest rate environment.

      In the United States, the decline in inventory liquidation, increased consumer spending, and the stabilization of the labor market led to an increase in economic activity during the quarter. However, continued uncertainties regarding corporate earnings and the outlook for capital spending deterred growth in the equity markets, particularly in the Nasdaq, which declined 10% during the quarter.

      In Europe, initial signs of economic growth and the stabilization of business and consumer confidence led the European Central Bank and the Bank of England to leave interest rates unchanged during the quarter. In Japan, the rate of negative economic growth slowed due to increased export demand, however domestic demand and corporate investment continued to decline. Other Asian economies exhibited varied levels of economic improvement driven principally by increased domestic demand.

Results of Operations

      The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. In particular, industry-wide declines in the volume of equity underwritings and mergers and acquisitions activity may adversely affect the future results of our Underwriting and Financial Advisory businesses. In addition, our Trading and Principal Investments business may be adversely affected by a continuing decline in customer trading volume and market volatility. For a further discussion of the impact that market volatility and a continuing market downturn may have on our results of operations and financial condition, see Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

     Financial Overview

      The following table sets forth a summary of our financial results:

Financial Overview

($ in millions, except per share amounts)

	Three Months
	Ended February

	2002	2001

Net revenues	$3,598	$4,733

Pre-tax earnings	839	1,259

Net earnings	524	768

Diluted earnings per share	0.98	1.40

Annualized return on tangible shareholders’ equity(1)	15.4%	24.5%

(1)	Annualized return on tangible shareholders’ equity is computed by dividing annualized net earnings by average tangible shareholders’ equity. Tangible shareholders’ equity equals total shareholders’ equity less goodwill and other intangible assets.

     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Results by Segment

(in millions)

		Three Months
		Ended February

		2002	2001

Global Capital	Net revenues	$2,223	$3,306

Markets	Operating expenses	1,788	2,406

	Pre-tax earnings	$435	$900

Asset Management	Net revenues	$1,375	$1,427

and Securities	Operating expenses	864	963
Services

	Pre-tax earnings	$511	$464

Total	Net revenues	$3,598	$4,733

	Operating expenses(1)	2,759	3,474

	Pre-tax earnings	$839	$1,259

(1)	Includes the amortization of employee initial public offering awards of $107 million and $105 million for February 2002 and February 2001, respectively, that has not been allocated to our segments.

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

      In January 2002, we began to implement a new fee-based pricing structure in our Nasdaq trading business. Previously we did not charge explicit fees in this business but rather earned market-making revenues based generally on the difference between bid and ask prices. Such market-making net revenues are reported in our Equities trading results. As a result of the change to the fee-based pricing structure, a substantial portion of our Nasdaq net revenues are now reported in Commissions.

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

      The following table sets forth the operating results of our Global Capital Markets segment:

Global Capital Markets Operating Results

(in millions)

	Three Months
	Ended February

	2002	2001

	(in millions)

Financial Advisory	$457	$730

Underwriting	436	415

Investment Banking	893	1,145

FICC	1,222	1,125

Equities	105	1,176

Principal Investments	3	(140)

Trading and Principal Investments	1,330	2,161

Total net revenues	2,223	3,306

Operating expenses	1,788	2,406

Pre-tax earnings	$435	$900

     Three Months Ended February 2002 versus February 2001

      Net revenues in Global Capital Markets decreased 33% to $2.22 billion. Operating expenses decreased 26%, primarily due to decreased compensation and benefits commensurate with lower net revenue levels and the continued effect of expense reduction initiatives implemented in 2001. Pre-tax earnings were $435 million compared to $900 million in 2001.

      Net revenues in Investment Banking were $893 million, 22% lower than the first quarter of 2001. Net revenues in Financial Advisory decreased 37% from first quarter 2001 results to $457 million, reflecting significantly reduced industry-wide activity in mergers and acquisitions. Net revenues in our Underwriting business were $436 million compared to $415 million for the same 2001 period, as increased net revenues from equity underwriting were partially offset by lower net revenues from debt issuances. The reduction in Investment Banking net revenues was due to lower levels of activity across nearly all sectors, particularly communications, media and entertainment, high technology and healthcare. Our investment banking backlog declined slightly compared to the end of 2001.

      Net revenues in Trading and Principal Investments were $1.33 billion, 38% lower than the first quarter of 2001. FICC net revenues of $1.22 billion increased 9% compared to the same 2001 period, primarily reflecting higher net revenues across many of our businesses, particularly currencies, mortgages, fixed income derivatives and corporate bonds offset, in part, by decreased net revenues in leveraged finance. Net revenues in Equities were $105 million compared to $1.18 billion for the first quarter of 2001, primarily due to lower net revenues in our European and U.S. shares businesses, including the negative effect of a single block trade, as well as reduced market volatility and customer flow in equity derivatives and the continuing impact of decimalization. In addition, net revenues in equity arbitrage were lower than the same prior year period. Net revenues in Principal Investments were $3 million as realized gains, primarily from energy sector and real estate dispositions, were offset by mark-to-market losses on both private and public investments.

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

      The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results

(in millions)

	Three Months
	Ended February

	2002	2001

Asset Management	$423	$368

Securities Services	207	281

Commissions	745	778

Total net revenues	1,375	1,427

Operating expenses	864	963

Pre-tax earnings	$511	$464

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

      The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of February 28,		As of November 30,

	2002	2001	2001	2000

Assets under management	$343,648	$300,340	$350,718	$293,842

Other client assets	139,590	183,903	152,192	197,876

Total	$483,238	$484,243	$502,910	$491,718

Three Months Ended February 2002 versus February 2001

      Net revenues in Asset Management and Securities Services decreased 4% to $1.38 billion. Operating expenses decreased 10%, primarily due to decreased compensation and benefits commensurate with lower net revenue levels and the continued effect of expense reduction initiatives implemented in 2001. Pre-tax earnings were $511 million compared to $464 million in 2001.

      Asset Management net revenues of $423 million increased 15% compared to last year’s first quarter, primarily reflecting a 15% increase in average assets under management. Incentive fees also contributed to the increase in net revenues. Assets under management decreased during the quarter as outflows in money markets and market depreciation in equity funds were partially offset by inflows in fixed income funds. Securities Services net revenues were $207 million compared to $281 million for the same 2001 period, primarily due to decreased spreads in securities lending and margin lending, lower margin lending balances and lower net revenues in our fixed income matched book. Commissions were $745 million compared to $778 million for the first quarter of 2001 as lower merchant banking overrides (i.e., an increased share of a fund’s income and gains), reduced clearing and execution fees and lower equity commissions were partially offset by the inclusion of our Nasdaq fee-based business.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months
	Ended February

	2002	2001

Compensation and benefits	$1,799	$2,367

Amortization of employee initial public offering and acquisition awards	125	131

Non-compensation expenses	835	976

Total operating expenses	$2,759	$3,474

Employees at period end(1)	22,136	23,050

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services.

Three Months Ended February 2002 versus February 2001

      Operating expenses decreased 21% to $2.76 billion. Compensation and benefits expense decreased 24% to $1.80 billion commensurate with lower net revenue levels. The ratio of compensation and benefits to net revenues was 50% in the first quarter of 2002, consistent with the same prior year period. Employment levels decreased 4% to 22,136. Expenses associated with our temporary staff and consultants were $113 million, a decrease of 51%.

      Non-compensation-related expenses were $835 million for the quarter. Excluding amortization of goodwill and other intangible assets, these expenses declined 12% compared to the same period last year, primarily due to the continued effect of expense reduction initiatives implemented during 2001. Amortization of goodwill and other intangible assets was lower in the first quarter of 2002 reflecting the adoption of the goodwill non-amortization provisions of

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

      Over the remainder of the year, we expect to reduce employment levels modestly and to closely control our expenses.

     Provision for Taxes

      The provision for taxes for the quarter ended February 2002 was $315 million. The effective tax rate for the quarter was 37.5%, unchanged from fiscal 2001.

Liquidity

      Management believes that one of the most important issues for a company in the financial services sector is access to liquidity. Accordingly, Goldman Sachs has in place a comprehensive set of liquidity and funding policies as well as management and infrastructure to oversee them. We are focused on assuring liquidity even during adverse conditions and, to that end, one of our policies is to maintain a pool of pre-funded liquidity that we believe would represent a resilient form of funding during a crisis. Our liquidity cushion consists of unencumbered U.S. government, agency and highly liquid mortgage securities that may be sold or pledged to provide same-day liquidity, as well as cash. This pool of highly liquid assets averaged $27.25 billion during the first quarter of 2002 and $24.55 billion during 2001. We also maintain smaller pools of unencumbered securities in Europe and Japan in order to respond to local liquidity issues. For a description of all of our principal liquidity policies and of management oversight of liquidity, see our Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

     The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	February		November
	2002		2001

	($ in billions, except
	per share amounts)

Total assets	$310		$312

Adjusted assets(1)	238		240

Leverage ratio(2)	16.8	x	17.1	x

Adjusted leverage ratio(3)	12.9	x	13.2	x

Book value per share(4)	$37.11		$36.33

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to certain provisions of SFAS No. 140.

(2)	Leverage ratio equals total assets divided by shareholders’ equity.

(3)	Adjusted leverage ratio equals adjusted assets divided by shareholders’ equity.

(4)	Book value per share was based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 498.4 million as of February 2002 and 501.8 million as of November 2001.

     As of February 2002 and November 2001, we held approximately $3.26 billion and $3.10 billion, respectively, in high-yield debt and emerging market securities. As of February 2002 and

November 2001, we held approximately $3.36 billion and $3.45 billion, respectively, in bank loans. As of February 2002 and November 2001, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $2.41 billion and $2.85 billion, respectively. These carrying values were comprised of corporate principal investments with an aggregate carrying value of approximately $1.45 billion and $1.85 billion, respectively, and real estate investments with an aggregate carrying value of approximately $963 million and $1.00 billion, respectively. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

     Credit Ratings

      The following table sets forth our credit ratings as of February 2002:

	Short-Term Debt	Long-Term Debt

Fitch	F1+	AA-

Moody’s Investors Service	P-1	A1

Standard & Poor’s(1)	A-1+	A+

(1)	On July 16, 2001, Standard & Poor’s affirmed Goldman Sachs’ credit ratings but revised its outlook from “stable” to “negative”.

     As of February 2002, additional collateral that would have been callable in the event of a one level reduction in our long-term credit ratings, pursuant to bilateral agreements with certain counterparties, was not material.

     Contractual Obligations and Contingent Commitments

      Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

      The following table sets forth our contractual obligations as of February 2002:

Contractual Obligations

(in millions)

	Remaining	2003-	2005-	2007-
	2002	2004	2006	Thereafter	Total

Long-term borrowings by contract maturity	$—	$9,445	$10,020	$15,109	$34,574

Minimum rental commitments	236	711	584	2,099	3,630

      As of February 2002, our consolidated long-term borrowings were $34.57 billion. Substantially all of our long-term borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2032. The weighted average maturity of our long-term borrowings as of February 2002 was approximately 5.25 years. A substantial portion of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rates and foreign exchange movements.

      As of February 2002, our minimum rental commitments, net of minimum sublease rentals, under noncancelable leases was $3.63 billion. These lease commitments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

      Goldman Sachs also obtains unsecured short-term borrowings through issuance of commercial paper, promissory notes and bank loans. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

      The following table sets forth our short-term borrowings as of February 2002:

Short-Term Borrowings

(in millions)

Commercial paper	$6,127

Promissory notes	19,295

Bank loans and other	14,612

Total	$40,034

      Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding commercial paper and promissory notes have no obligation to purchase new instruments when the outstanding instruments mature.

      The following table sets forth our contingent commitments as of February 2002:

Contingent Commitments

(in millions)

	Amount of Commitment Expiration by Period

	Remaining	2003-	2005-	2007-
	2002	2004	2006	Thereafter	Total

Commitments to extend credit	$3,403	$7,517	$274	$380	$11,574

Commitments under letters of credit issued by banks to counterparties	10,553	107	10	1	10,671

Other commercial commitments(1)	816	362	837	756	2,771

Total	$14,772	$7,986	$1,121	$1,137	$25,016

(1)	Includes our merchant banking commitments and guarantees related to construction debt obligations and our fund management activities.

     As of February 2002, we had commitments to enter into repurchase and resale agreements of $48.64 billion.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      For a description of our risk management policies and procedures, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2001 and the information incorporated by reference therein.

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

      The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions. These VaR numbers include the underlying product positions and related hedges, which may include positions in other product areas. For example, the hedge of a foreign exchange forward may include an interest rate futures position, and the hedge of a long corporate bond position may include a short position in the related equity.

      The modeling of the risk characteristics of our trading positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no uniform industry methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.

      We use historical data to estimate our VaR and, to better reflect current asset volatilities, we generally weight historical data to give greater importance to more recent observations. Given its reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are no sudden fundamental changes or shifts in market conditions. An inherent limitation of VaR is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk. Different VaR methodologies and distributional assumptions could produce a materially different VaR. Moreover, VaR calculated for a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or offset with hedges within one day.

      The following table sets forth the daily VaR for substantially all of our trading positions:

Daily VaR

(in millions)

	As of		Three Months Ended
			February 2002
	February	November
Risk Categories	2002	2001	Average	High	Low

Interest rates	$39	$39	$35	$46	$26

Equity prices	19	21	25	47	17

Currency rates	13	13	15	23	5

Commodity prices	10	12	10	16	8

Diversification effect(1)	(32)	(33)	(37)

Firmwide	$49	$52	$48	59	37

(1)	Equals the difference between firmwide daily VaR and the sum of the daily VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

     The following chart presents the daily VaR for substantially all of our trading positions during the quarter ended February 2002:

Firmwide VaR

Trading Net Revenues Distribution

      Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of our daily trading net revenues for the quarter ended February 2002:

Daily Trading Net Revenues

($ in millions)

      As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on one occasion during the quarter ended February 2002.

Nontrading Risk

      The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in the stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of February 2002, the sensitivity of our nontrading portfolio to a 10% equity market decline was $137 million.

Derivatives

      Derivative contracts are reported on a net-by-counterparty basis on our condensed consolidated statements of financial condition where management believes a legal right of setoff exists under an enforceable netting agreement. For an over-the-counter (OTC) derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

      The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of February 2002, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure

($ in millions)

				Percentage
			Exposure	of Exposure
		Collateral	Net of	Net of
Credit Rating Equivalent	Exposure	Held(2)	Collateral	Collateral

AAA/Aaa	$3,531	$76	$3,455	14%

AA/Aa2	5,964	416	5,548	22

A/A2	9,931	509	9,422	37

BBB/Baa2	5,839	918	4,921	20

BB/Ba2 or lower	1,994	346	1,648	7

Unrated(1)	745	637	108	—

	$28,004	$2,902	$25,102	100%

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

     The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral

(in millions)

				5 Years
	0 - 6	6 - 12	1 - 5	or
Credit Rating Equivalent	Months	Months	Years	Greater	Total(2)

AAA/Aaa	$144	$282	$783	$2,246	$3,455

AA/Aa2	1,473	573	1,412	2,090	5,548

A/A2	1,847	886	2,078	4,611	9,422

BBB/Baa2	1,446	919	1,753	803	4,921

BB/Ba2 or lower	589	297	519	243	1,648

Unrated(1)	19	39	48	2	108

	$5,518	$2,996	$6,593	$9,995	$25,102

				5 Years
	0 - 6	6 - 12	1 - 5	or
Product	Months	Months	Years	Greater	Total(2)

Interest rate contracts	$512	$549	$4,137	$8,992	$14,190

Currency contracts	3,278	1,010	1,078	744	6,110

Commodity contracts	1,283	963	1,064	182	3,492

Equity contracts	445	474	314	77	1,310

	$5,518	$2,996	$6,593	$9,995	$25,102

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

AMF Securities Litigation

      By a decision dated March 25, 2002, the federal district court granted plaintiffs’ motion for class certification with respect to a class under Section 11 of the Securities Act of 1933, but denied the motion with respect to a subclass under Section 12 of the Securities Act.

Item 5: Other Information

Shares Eligible for Future Sale

      At the time of our initial public offering (IPO), former profit participating limited partners and former retired limited partners received shares of common stock in exchange for their interests in Goldman Sachs. We also issued shares in connection with our acquisitions of Hull, Spear, Leeds & Kellogg, L.P. (SLK) and Benjamin Jacobson & Sons. Shares issued in the IPO and in these acquisitions become transferable, in part, beginning on the third anniversary of the IPO, unless the transfer restrictions are waived before that time.

      Shares are also deliverable to employees beginning on or about the third anniversary of the IPO pursuant to restricted stock units, contributions made to our defined contribution plan and upon exercise of stock options.

      The following table shows the shares that will become eligible for sale (subject in the case of employees to compliance with employee sales and blackout procedures designed, in part, to facilitate orderly sales), and the stock options that will become exercisable on May 8, 2002 and June 21, 2002 (the day following the expected release of our second quarter earnings):

	May 8,	June 21,
	2002	2002

	(in millions)

Former profit participating limited partners	2.6	19.1

Former retired limited partners	15.2	0.5

Former owners of Hull, SLK and Benjamin Jacobson & Sons	2.7	7.8

Shares underlying employee restricted stock units and shares contributed to the defined contribution plan	—	16.0

Total shares eligible for sale	20.5	43.4

Employee stock options that become exercisable	—	11.7

Cautionary Statement Pursuant to The Private Securities

Litigation Reform Act of 1995

      We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our Form 10-K for our fiscal year ended November 30, 2001, under Item 1 “Business — Certain Factors That May Affect Our Business.”

      Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. Other important factors that could adversely affect our investment banking transactions are contained in our Form 10-K for our fiscal year ended November 30, 2001, under Item 1 “Business — Certain Factors That May Affect Our Business.”

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibits:

12.1	Statement re computation of ratios of earnings to fixed charges.
15.1	Letter re Unaudited Interim Financial Information.

      (b) Reports on Form 8-K:

      On March 19, 2002, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal first quarter ended February 22, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH E. SMITH

Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: April 3, 2002