Form 10-Q
period 2002-05-31
GOLDMAN SACHS GROUP INC/
filed 2002-07-10
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended May 31, 2002

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

        As of July 5, 2002 there were 481,559,608 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May

	2002	2001	2002	2001

	(in millions, except per share amounts)
Revenues

Investment banking	$705	$784	$1,530	$1,915

Trading and principal investments	1,074	1,795	2,277	3,861

Asset management and securities services	1,399	1,245	2,557	2,413

Interest income	3,056	4,334	5,570	9,471

Total revenues	6,234	8,158	11,934	17,660

Interest expense	2,383	4,168	4,485	8,937

Revenues, net of interest expense	3,851	3,990	7,449	8,723

Operating expenses

Compensation and benefits	1,926	1,907	3,725	4,274

Amortization of employee initial public offering and acquisition awards	83	128	208	259

Brokerage, clearing and exchange fees	221	206	417	401

Market development	86	102	156	226

Communications and technology	134	153	276	306

Depreciation and amortization	153	145	290	279

Amortization of goodwill and other intangible assets	32	64	63	126

Occupancy	144	151	285	311

Professional services and other	171	188	289	336

Total non-compensation expenses	941	1,009	1,776	1,985

Total operating expenses	2,950	3,044	5,709	6,518

Pre-tax earnings	901	946	1,740	2,205

Provision for taxes	338	369	653	860

Net earnings	$563	$577	$1,087	$1,345

Earnings per share

Basic	$1.13	$1.12	$2.18	$2.61

Diluted	1.06	1.06	2.04	2.46

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Average common shares outstanding

Basic	496.8	513.8	498.3	514.6

Diluted	531.0	545.8	532.5	547.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of

	May 2002	November 2001

	(in millions, except share
	and per share amounts)
Assets

Cash and cash equivalents	$6,302	$6,909

Cash and securities segregated in compliance with U.S. federal and other regulations	18,051	22,134

Receivables from brokers, dealers and clearing organizations	4,175	5,453

Receivables from customers and counterparties	23,813	28,010

Securities borrowed	114,632	101,164

Securities purchased under agreements to resell	36,748	27,651

Financial instruments owned, at fair value	102,462	99,654

Financial instruments owned and pledged as collateral, at fair value	9,035	9,231

Total financial instruments owned, at fair value	111,497	108,885

Other assets	12,020	12,012

Total assets	$327,238	$312,218

Liabilities and shareholders’ equity

Short-term borrowings, including the current portion of long-term borrowings	$38,812	$37,597

Payables to brokers, dealers and clearing organizations	2,736	4,014

Payables to customers and counterparties	85,406	93,283

Securities loaned	14,415	6,862

Securities sold under agreements to repurchase	47,155	39,369

Financial instruments sold, but not yet purchased, at fair value	79,976	74,717

Other liabilities and accrued expenses	5,383	7,129

Long-term borrowings	34,497	31,016

Total liabilities	308,380	293,987

Commitments and contingencies

Shareholders’ equity

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 500,978,696 and 499,017,511 shares issued as of May 2002 and November 2001, respectively, and 470,812,715 and 476,228,933 shares outstanding as of May 2002 and November 2001, respectively	5	5

Restricted stock units	4,211	4,542

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	11,978	11,785

Retained earnings	6,347	5,373

Unearned compensation	(816)	(1,220)

Accumulated other comprehensive loss	(149)	(168)

Treasury stock, at cost, par value $0.01 per share; 30,165,981 and 22,788,578 shares as of May 2002 and November 2001, respectively	(2,718)	(2,086)

Total shareholders’ equity	18,858	18,231

Total liabilities and shareholders’ equity	$327,238	$312,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended May

	2002	2001

	(in millions)
Cash flows from operating activities

Net earnings	$1,087	$1,345
Noncash items included in net earnings

Depreciation and amortization	290	279

Amortization of goodwill and other intangible assets	63	126

Stock-based compensation	363	441
Changes in operating assets and liabilities

Cash and securities segregated in compliance with U.S. federal and other regulations	4,083	(2,013)

Net receivables from brokers, dealers and clearing organizations	—	236

Net payables to customers and counterparties	(3,680)	14,073

Securities borrowed, net of securities loaned	(5,915)	(19,773)

Financial instruments owned, at fair value	(2,668)	410

Financial instruments sold, but not yet purchased, at fair value	5,259	(7,735)

Other, net	(1,769)	(2,491)

Net cash used for operating activities	(2,887)	(15,102)

Cash flows from investing activities

Property, leasehold improvements and equipment	(307)	(845)

Business combinations, net of cash acquired	—	(84)

Other, net	(53)	11

Net cash used for investing activities	(360)	(918)

Cash flows from financing activities

Short-term borrowings, net	(1,322)	3,802

Issuance of long-term borrowings	7,066	3,633

Repayment of long-term borrowings	(1,048)	—

Securities sold under agreements to repurchase, net of agreements to resell	(1,311)	9,071

Common stock repurchased	(632)	(634)

Dividends paid	(113)	(116)

Net cash provided by financing activities	2,640	15,756

Net decrease in cash and cash equivalents	(607)	(264)

Cash and cash equivalents, beginning of year	6,909	3,870

Cash and cash equivalents, end of period	$6,302	$3,606

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Cash payments of income taxes were $789 million and $824 million during the six months ended May 2002 and May 2001, respectively.

Noncash activities:

The value of common stock issued in connection with business combinations was $223 million for the six months ended May 2001.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May

	2002	2001	2002	2001

	(in millions)

Net earnings	$563	$577	$1,087	$1,345

Currency translation adjustment, net of tax	70	(53)	19	(38)

Comprehensive income	$633	$524	$1,106	$1,307

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

      The firm’s activities are divided into three segments:

•	Investment Banking. This segment comprises Financial Advisory and Underwriting;

•	Trading and Principal Investments. This segment comprises Fixed Income, Currency and Commodities (FICC), Equities and Principal Investments (Principal Investments primarily represents net revenues from the firm’s merchant banking investments); and

•	Asset Management and Securities Services. This segment comprises Asset Management, Securities Services and Commissions.

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

      These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Group Inc. for the fiscal year ended November 30, 2001. The condensed consolidated financial information as of November 30, 2001 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. All material intercompany transactions and balances have been eliminated.

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

      These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results in the interim periods presented. These adjustments are of a normal recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

      Unless otherwise stated herein, all references to May 2002 and May 2001 refer to the firm’s fiscal period ended, or the date, as the context requires, May 31, 2002 and May 25, 2001, respectively. All references to November 2001, November 2000 and November 1999 refer to the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

firm’s fiscal year ended, or the date, as the context requires, November 30, 2001, November 24, 2000 and November 26, 1999, respectively.

     Revenue Recognition

      Investment Banking. Underwriting revenues and fees from mergers and acquisitions and other corporate finance advisory assignments are recorded when the underlying transaction is completed under the terms of the engagement. Syndicate expenses associated with securities offerings in which the firm acts as an underwriter or agent are recorded as a reduction to net revenues when the related revenue is recognized. Expense reimbursements related to advisory activities are recorded as a reduction of related non-compensation expenses.

      Repurchase Agreements and Collateralized Financing Arrangements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade non-U.S. sovereign obligations, represent short-term collateralized financing transactions and are carried on the condensed consolidated statements of financial condition at their contractual amounts plus accrued interest. Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. Income or expense on repurchase agreements and collateralized financing arrangements is recognized as interest over the life of the transaction.

      Financial Instruments. Gains and losses on financial instruments and commission income and related expenses are recorded on a trade date basis in the condensed consolidated statements of earnings. The condensed consolidated statements of financial condition generally reflect purchases and sales of financial instruments on a trade date basis.

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

      Transfers of financial assets are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125.” In general, transfers are accounted for as sales under SFAS No. 140 when the firm has relinquished control over the transferred assets. For transfers accounted for as sales, any related gains or losses are recognized in net revenues. Transfers that are not accounted for as sales are accounted for as repurchase agreements and collateralized financing arrangements, with the related interest expense recognized in net revenues over the life of the transaction.

      Principal investments are carried at fair value, or amounts that approximate fair value. The carrying value of such investments is adjusted, with related unrealized gains or losses recognized in the condensed consolidated statements of earnings, when changes in the underlying fair values are readily determinable, generally as evidenced by listed market prices or transactions that directly affect the value of such investments. Where fair value is not readily determinable,

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

principal investments are initially recorded at cost. Downward adjustments are made if management determines that realizable value is less than the carrying value.

      Asset Management. Asset Management fees are generally recognized over the period that the related service is provided based upon average net asset values.

      Commissions. The firm generates commissions from executing and clearing client transactions on stock, options and futures markets worldwide. These commissions are recorded on a trade date basis in “Asset management and securities services” on the condensed consolidated statements of earnings.

      Merchant Banking Overrides. The firm is entitled to receive merchant banking overrides (i.e., the increased share of a fund’s income and gains) when the return on a fund’s investments exceeds specified threshold returns. Overrides are based on investment performance over the life of each merchant banking fund, and future investment underperformance may require amounts previously distributed to the firm to be returned to the funds. Accordingly, overrides are recognized in earnings only when management determines that the probability of return is remote. These overrides are recorded in “Asset management and securities services” on the condensed consolidated statements of earnings.

     Accounting Developments

      Property, Leasehold Improvements and Equipment. Effective December 1, 2001, the firm changed to the straight-line method of depreciation for certain property, equipment and leasehold improvements placed in service after November 2001. Similar assets acquired prior to November 2001 continue to be depreciated generally using accelerated cost recovery methods. This change did not have a material effect on the firm’s results of operations for the three and six months ended May 2002.

Note 3. Financial Instruments

     Fair Value of Financial Instruments

      The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value and financial instruments sold, but not yet purchased, at fair value:

	As of May 2002		As of November 2001

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Commercial paper, certificates of deposit and time deposits	$917	$—	$1,351	$—

U.S. government, federal agency and sovereign obligations	28,016	21,626	31,173	18,606

Corporate debt	21,009	7,006	16,697	6,453

Equities and convertible debentures	24,200	16,434	20,075	12,201

State, municipal and provincial obligations	678	—	771	—

Derivative contracts	36,170	34,428	38,521	36,660

Physical commodities	507	482	297	797

Total	$111,497	$79,976	$108,885	$74,717

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

      The firm also enters into derivative contracts, which are designated as fair-value hedges, to manage the interest rate and currency exposure on its long-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements and currency swap agreements, which are primarily utilized to convert a substantial portion of the firm’s fixed rate debt into U.S. dollar-based floating rate obligations. The gains or losses associated with the ineffective portion of these fair-value hedges are included in “Trading and principal investments” on the condensed consolidated statements of earnings and were not material for the three and six months ended May 2002 and May 2001.

      Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition where management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of May 2002		As of November 2001

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Forward settlement contracts	$5,675	$5,442	$5,265	$4,491

Swap agreements	17,656	14,828	18,438	15,931

Option contracts	12,839	14,158	14,818	16,238

Total	$36,170	$34,428	$38,521	$36,660

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

      During the six months ended May 2002, the firm securitized $74.8 billion of financial assets, including $54.7 billion of agency mortgage-backed securities. For the year ended November 2001, the firm securitized $94.2 billion of financial assets, including $50.3 billion of agency mortgage-backed securities. Retained interests in securitized assets were not material as of May 2002 and November 2001.

     Secured Borrowing and Lending Activities

      The firm enters into secured borrowing and lending transactions to obtain securities for settlement, to finance inventory positions and to meet customers’ needs. In these transactions, the firm either provides or receives collateral, including U.S. government, federal agency and investment-grade non-U.S. sovereign obligations.

      The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of May 2002 and November 2001, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $292.4 billion and $267.7 billion, respectively, of which $247.4 billion and $224.4 billion was sold or repledged, respectively.

      The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of May 2002 and November 2001, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to counterparties that did not have the right to sell or repledge was $26.7 billion and $22.3 billion, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Note 4. Short-Term Borrowings

      The firm obtains secured short-term financing principally through the use of repurchase agreements and securities lending agreements, collateralized mainly by U.S. government, federal agency, mortgage-backed, investment-grade foreign sovereign obligations and equity securities. The firm obtains unsecured short-term borrowings principally through issuance of commercial paper, promissory notes and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

      Short-term borrowings are set forth below:

	As of

	May 2002	November 2001

	(in millions)

Commercial paper	$9,221	$8,353

Promissory notes	19,519	15,281

Bank loans and other short-term borrowings	3,877	6,794

Current portion of long-term borrowings	6,195	7,169

Total(1)	$38,812	$37,597

(1)	As of May 2002 and November 2001, weighted average interest rates for short-term borrowings, including commercial paper, were 2.30% and 3.05%, respectively.

     The firm maintains unencumbered securities with a market value in excess of all unsecured short-term borrowings.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The computations of basic and diluted EPS are set forth below:

	Three Months		Six Months
	Ended May		Ended May

	2002	2001	2002	2001

	(in millions, except per share amounts)

Numerator for basic and diluted EPS — earnings available to common shareholders	$563	$577	$1,087	$1,345

Denominator for basic EPS — weighted average number of common shares	496.8	513.8	498.3	514.6

Effect of dilutive securities Restricted stock units	25.8	21.2	25.1	20.7

Stock options	8.4	10.8	9.1	11.9

Dilutive potential common shares	34.2	32.0	34.2	32.6

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares(1)	531.0	545.8	532.5	547.2

Basic EPS	$1.13	$1.12	$2.18	$2.61

Diluted EPS	1.06	1.06	2.04	2.46

(1)	The exercise prices for the following number of options exceeded the average market price of the firm’s common stock for the periods indicated. Accordingly, the diluted EPS computation does not include the antidilutive effect of these options.

	Three Months		Six Months
	Ended May		Ended May

	2002	2001	2002	2001

		(in millions)

Number of antidilutive options	28.6	0.8	28.6	0.8

Note 6. Goodwill and Identifiable Intangible Assets

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142, which the firm adopted on December 1, 2001, addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under the new standard, goodwill is no longer amortized but, instead, is tested at least annually for impairment. During the second quarter of 2002, the firm performed the required impairment tests of goodwill as of December 1, 2001 and determined that there was no impairment. Other intangible assets continue to be amortized over their useful lives.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

     Goodwill

      The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as goodwill. As of May 2002, goodwill of $2.86 billion was included in “Other assets” on the condensed consolidated statement of financial condition. Through November 2001, goodwill was amortized over periods of 15 to 20 years on a straight-line basis. The following table sets forth reported net earnings and EPS, as adjusted to exclude goodwill amortization expense:

				Three Months	Six Months
	Year Ended November			Ended May	Ended May

	2001	2000	1999	2001	2001

	(in millions, except per share amounts)

Net earnings, as reported	$2,310	$3,067	$2,708	$577	$1,345

Net earnings, as adjusted	2,404	3,096	2,719	601	1,392

EPS, as reported:

Basic	$4.53	$6.33	$5.69	$1.12	$2.61

Diluted	4.26	6.00	5.57	1.06	2.46

EPS, as adjusted:

Basic	$4.72	$6.39	$5.71	$1.17	$2.71

Diluted	4.44	6.05	5.60	1.10	2.54

     Identifiable Intangible Assets

      The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

	As of

	May 2002	November 2001

	(in millions)

Gross carrying amount	$2,175	$2,092

Accumulated amortization	(195)	(132)

Net carrying amount	$1,980	$1,960

      Identifiable intangible assets consist primarily of specialist rights and customer lists and are amortized over a weighted average life of approximately 21 years.

      Amortization expense associated with identifiable intangible assets was $32 million and $63 million for the three and six months ended May 2002, respectively, and $28 million and $54 million for the three and six months ended May 2001, respectively. Amortization expense associated with identifiable intangible assets was $115 million, $7 million and $0 for the fiscal years ended November 2001, November 2000 and November 1999, respectively. Estimated amortization expense for existing identifiable intangible assets is $126 million for each of the fiscal years ending November 2002 through November 2006.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Note 7. Equity Capital

      The Board of Directors of Group Inc. (the Board) declared a dividend of $0.12 per share to be paid on August 29, 2002, to common shareholders of record on July 30, 2002.

      On March 18, 2002, the Board authorized the repurchase of an additional 15 million shares of common stock pursuant to the firm’s existing share repurchase program. As of May 2002, the remaining share authorization under the firm’s repurchase program was approximately 15 million shares.

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

Note 9. Regulated Subsidiaries

      GS&Co. and SLK are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the Securities and Exchange Commission and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of May 2002, GS&Co. had regulatory net capital, as defined, of $3.83 billion, which exceeded the amount required by $3.17 billion. As of May 2002, SLK had regulatory net capital, as defined, of $821 million, which exceeded the amount required by $779 million.

      GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of May 2002, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of May 2002, these subsidiaries were in compliance with their local capital adequacy requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Note 10. Business Segments

      In reporting to management, the firm’s operating results are categorized into the following three segments: Investment Banking, Trading and Principal Investments and Asset Management and Securities Services. The Investment Banking and Trading and Principal Investments segments were previously aggregated into one reporting segment — Global Capital Markets.

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months		Six Months
		Ended May		Ended May

		2002	2001(3)	2002	2001(3)

		(in millions)

Investment	Net revenues	$762	$792	$1,655	$1,937

Banking	Operating expenses	733	725	1,409	1,731

	Pre-tax earnings	$29	$67	$246	$206

	Segment assets	$3,988	$2,429	$3,988	$2,429

Trading and	Net revenues	$1,436	$1,692	$2,766	$3,853

Principal Investments	Operating expenses	1,110	1,341	2,222	2,741

	Pre-tax earnings	$326	$351	$544	$1,112

	Segment assets	$162,145	$143,806	$162,145	$143,806

Asset Management	Net revenues	$1,653	$1,506	$3,028	$2,933

and Securities Services	Operating expenses	1,054	872	1,918	1,835

	Pre-tax earnings	$599	$634	$1,110	$1,098

	Segment assets	$159,881	$146,309	$159,881	$146,309

Total	Net revenues	$3,851	$3,990	$7,449	$8,723

	Operating expenses(1)	2,950	3,044	5,709	6,518

	Pre-tax earnings	$901	$946	$1,740	$2,205

	Total assets(2)	$327,238	$293,604	$327,238	$293,604

(1)	Includes the amortization of employee initial public offering awards of $53 million and $106 million for the three months ended May 2002 and May 2001, respectively, and $160 million and $211 million for the six months ended May 2002 and May 2001, respectively, that has not been allocated to the firm’s segments.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

(3)	In accordance with SFAS No. 140, segment assets and total assets as of May 2001 exclude collateral previously recognized under SFAS No. 125.

Review Report of Independent Accountants

To the Directors and Shareholders of

The Goldman Sachs Group, Inc.:

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the Company) as of May 31, 2002, the related condensed consolidated statements of earnings for the three and six months ended May 31, 2002 and May 25, 2001, the condensed consolidated statements of cash flows for the six months ended May 31, 2002 and May 25, 2001, and the condensed consolidated statements of comprehensive income for the three and six months ended May 31, 2002 and May 25, 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

July 9, 2002

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

      Our activities are divided into three segments:

•	Investment Banking. This segment comprises Financial Advisory and Underwriting;

•	Trading and Principal Investments. This segment comprises Fixed Income, Currency and Commodities (FICC), Equities and Principal Investments (Principal Investments primarily represents net revenues from our merchant banking investments); and

•	Asset Management and Securities Services. This segment comprises Asset Management, Securities Services and Commissions.

      Our Investment Banking and Trading and Principal Investments activities were previously aggregated into one reporting segment — Global Capital Markets.

      Unless specifically stated otherwise, all references to May 2002 and May 2001 refer to our fiscal periods ended, or the date, as the context requires, May 31, 2002 and May 25, 2001, respectively. All references to November 2001, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 30, 2001.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      The pace of global economic growth slowed during the second fiscal quarter from a relatively strong rate in our first fiscal quarter. Weakness in household and business confidence coupled with concerns regarding the strength of the economic recovery and international conflicts led to subdued equity prices and corporate activity. Although industry-wide equity underwriting volume and mergers and acquisitions activity increased during the second quarter, absolute levels of activity remained low. The fixed income markets, however, continued to benefit from a favorable interest rate environment.

      In the United States, the economy continued to grow, although at a slower rate than during the first quarter. Although the housing market continued to perform well, the labor market remained soft and growth in consumer spending slowed. In addition, continued weakness in capital spending and concerns about the growth in corporate earnings resulted in difficult market conditions. Against this background, the U.S. Federal Reserve left its federal funds rate target unchanged.

      In Europe, the economic recovery continued at a moderate pace, driven by a modest increase in export demand and signs of improvement in business confidence and, to a lesser degree, consumer confidence. In Japan, the economy remained weak as export demand declined significantly from stronger first quarter levels. Other Asian economies continued to exhibit signs of economic recovery driven principally by stronger export levels and increased domestic demand.

Results of Operations

      The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. Over the last two years, we have been operating in a challenging economic and business environment. Industry-wide declines in the volume of equity underwritings and mergers and acquisitions have adversely affected the results of our Underwriting and Financial Advisory businesses, and declines in customer trading volume and market volatility have adversely affected the results of certain of our Trading and Principal Investments businesses. For a further discussion of the impact these market conditions may have on our results of operations and financial condition, see Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

     Financial Overview

      The following table sets forth a summary of our financial results:

Financial Overview

($ in millions, except per share amounts)

	Three Months		Six Months
	Ended May		Ended May

	2002	2001	2002	2001

Net revenues	$3,851	$3,990	$7,449	$8,723

Pre-tax earnings	901	946	1,740	2,205

Net earnings	563	577	1,087	1,345

Diluted earnings per share	1.06	1.06	2.04	2.46

Annualized return on tangible shareholders’ equity(1)	16.3%	17.7%	15.8%	21.1%

(1)	Annualized return on tangible shareholders’ equity is computed by dividing annualized net earnings by average tangible shareholders’ equity. Tangible shareholders’ equity equals total shareholders’ equity less goodwill and other intangible assets.

     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Results by Segment

(in millions)

		Three Months		Six Months
		Ended May		Ended May

		2002	2001	2002	2001

Investment	Net revenues	$762	$792	$1,655	$1,937

Banking	Operating expenses	733	725	1,409	1,731

	Pre-tax earnings	$29	$67	$246	$206

Trading and	Net revenues	$1,436	$1,692	$2,766	$3,853

Principal Investments	Operating expenses	1,110	1,341	2,222	2,741

	Pre-tax earnings	$326	$351	$544	$1,112

Asset Management	Net revenues	$1,653	$1,506	$3,028	$2,933

and Securities Services	Operating expenses	1,054	872	1,918	1,835

	Pre-tax earnings	$599	$634	$1,110	$1,098

Total	Net revenues	$3,851	$3,990	$7,449	$8,723

	Operating expenses(1)	2,950	3,044	5,709	6,518

	Pre-tax earnings	$901	$946	$1,740	$2,205

(1)	Includes the amortization of employee initial public offering awards of $53 million and $106 million for the three months ended May 2002 and May 2001, respectively, and $160 million and $211 million for the six months ended May 2002 and May 2001, respectively, that has not been allocated to our segments.

     Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, the underlying positions.

      The cost structures of each of our segments are broadly similar to that of Goldman Sachs taken as a whole in that they are primarily influenced by performance-based compensation, headcount and levels of business activity. Our compensation and benefits expenses are generally targeted at 50% (plus or minus a few percentage points) of consolidated net revenues. A substantial portion of our compensation expense represents performance-based bonuses, which are determined at the end of our fiscal year. The segment allocation of these bonuses reflects, among other factors, the overall performance of Goldman Sachs as well as the performance of individual business units. The timing and magnitude of changes in our bonus accruals can have a significant effect on segment operating results in a given period.

     Investment Banking

      Goldman Sachs provides a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals. The activities of our Investment Banking segment are divided into two categories:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs; and

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt securities.

      The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	2002	2001	2002	2001

Financial Advisory	$428	$321	$885	$1,051

Underwriting	334	471	770	886

Total net revenues	762	792	1,655	1,937

Operating expenses	733	725	1,409	1,731

Pre-tax earnings	$29	$67	$246	$206

     Three Months Ended May 2002 versus May 2001

      Net revenues in Investment Banking decreased 4% to $762 million. Net revenues in Financial Advisory were $428 million, 33% higher than the second quarter of 2001, principally due to increased mergers and acquisitions in the financial institutions, real estate and consumer sectors. Net revenues in our Underwriting business were $334 million compared to $471 million for the same 2001 period, primarily reflecting lower equity issuance activity in the natural resources and communications, media and entertainment sectors and lower net revenues in debt underwriting. Our investment banking backlog declined slightly during the quarter. Operating expenses were essentially unchanged. Pre-tax earnings were $29 million compared to $67 million in 2001.

     Six Months Ended May 2002 versus May 2001

      Net revenues in Investment Banking decreased 15% to $1.66 billion. Net revenues in Financial Advisory decreased 16% to $885 million, reflecting significantly reduced industry-wide activity in mergers and acquisitions. Net revenues in our Underwriting business were $770 million compared to $886 million for the same 2001 period, reflecting lower net revenues from both equity and debt issuances. The reduction in Investment Banking net revenues was primarily due to lower levels of activity in the communications, media and entertainment, natural resources, healthcare and high technology sectors.

      Operating expenses decreased 19%, primarily due to decreased compensation and benefits expenses and lower market development, communications and technology and occupancy-related expenses resulting from both lower levels of business activity and the continued effect of expense reduction initiatives. For a further discussion of operating expenses and our expense reduction initiatives, see “— Operating Expenses” below. Pre-tax earnings were $246 million compared to $206 million in 2001.

     Trading and Principal Investments

      Our Trading and Principal Investments segment facilitates transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in and trading of fixed income and equity products, currencies, commodities, and swaps and other derivatives. In addition, we engage in floor-based and electronic market making as a specialist on U.S. equities and options exchanges. The activities of our Trading and Principal Investments segment are divided into three categories:

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

      In January 2002, we began to implement a new fee-based pricing structure in our Nasdaq trading business. Previously we did not charge explicit fees in this business but rather earned market-making revenues based generally on the difference between bid and ask prices. Such market-making net revenues are reported in our Equities trading results. As a result of the change to the fee-based pricing structure, a substantial portion of our Nasdaq net revenues is reported in Commissions below and in “Asset management and securities services” on the condensed consolidated statements of earnings.

      Net revenues from Principal Investments do not include management fees and the increased share of the income and gains from our merchant banking funds to which Goldman Sachs is entitled when the return on investments exceeds specified threshold returns to fund investors. These management fees and increased shares of income and gains are included in the net revenues of Asset Management and Securities Services.

      Substantially all of our inventory is marked-to-market daily and, therefore, its value and our net revenues are subject to fluctuations based on market movements. In addition, net revenues derived from our principal investments in privately held concerns and in real estate may fluctuate significantly depending on the revaluation or sale of these investments in a given period.

      The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	2002	2001	2002	2001

FICC	$1,143	$948	$2,365	$2,073

Equities	418	739	523	1,915

Principal Investments	(125)	5	(122)	(135)

Total net revenues	1,436	1,692	2,766	3,853

Operating expenses	1,110	1,341	2,222	2,741

Pre-tax earnings	$326	$351	$544	$1,112

     Three Months Ended May 2002 versus May 2001

      Net revenues in Trading and Principal Investments decreased 15% to $1.44 billion. FICC net revenues of $1.14 billion increased 21% compared to the same 2001 period, primarily reflecting strong performances in leveraged finance, currencies and fixed income derivatives, partially offset by decreased net revenues in commodities. Net revenues in Equities were $418 million compared to $739 million for the second quarter of 2001, primarily due to lower net revenues in our U.S. shares trading business, reflecting the continued weakness in the equity markets and the transfer of the Nasdaq fee-based business to Commissions, as well as lower net revenues in equity arbitrage. Principal Investments recorded negative net revenues of $125 million due to declines in the fair value of certain private investments, primarily in the high technology and telecommunications sectors.

      Operating expenses decreased 17%, primarily due to decreased compensation and benefits expenses, the transfer of the Nasdaq fee-based business to Commissions, the elimination of goodwill amortization and lower communications and technology, professional services, market development and occupancy-related expenses resulting from both lower levels of business activity and the continued effect of expense reduction initiatives. For a further discussion of operating expenses and our expense reduction initiatives, see “— Operating Expenses” below. Pre-tax earnings were $326 million compared to $351 million in 2001.

     Six Months Ended May 2002 versus May 2001

      Net revenues in Trading and Principal Investments decreased 28% to $2.77 billion. FICC net revenues increased 14% to $2.37 billion primarily reflecting higher net revenues in currencies, fixed income derivatives and mortgages, partially offset by lower net revenues in commodities. Net revenues in Equities were down significantly to $523 million due to lower net revenues in our global shares businesses, primarily due to the negative effect of a single block trade, the transfer of the Nasdaq fee-based business to Commissions, and the impact of decimalization. In addition, net revenues in equity derivatives and equity arbitrage were lower than the same prior year period. Principal Investments recorded negative net revenues of $122 million due to declines in the fair value of certain private investments, primarily in the high technology and telecommunications sectors.

      Operating expenses decreased 19%, primarily due to decreased compensation and benefits expenses, the transfer of the Nasdaq fee-based business to Commissions, the elimination of goodwill amortization and lower professional services, market development, communications and technology and occupancy-related expenses resulting from both lower levels of business activity and the continued effect of expense reduction initiatives, partially offset by increased brokerage, clearing and exchange fees. For a further discussion of operating expenses and our expense reduction initiatives, see “— Operating Expenses” below. Pre-tax earnings were $544 million compared to $1.11 billion in 2001.

     Asset Management and Securities Services

      The components of our Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions include fees from executing and clearing client transactions on major stock, options and futures markets worldwide. Commissions also include revenues from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds specified threshold returns (merchant banking overrides).

      The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	2002	2001	2002	2001

Asset Management	$443	$357	$866	$725

Securities Services	262	287	469	568

Commissions	948	862	1,693	1,640

Total net revenues	1,653	1,506	3,028	2,933

Operating expenses	1,054	872	1,918	1,835

Pre-tax earnings	$599	$634	$1,110	$1,098

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

      The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of May 31,		As of November 30,

	2002	2001	2001	2000

Assets under management	$349,876	$314,388	$350,718	$293,842

Other client assets	135,998	171,420	152,192	197,876

Total	$485,874	$485,808	$502,910	$491,718

     Three Months Ended May 2002 versus May 2001

      Net revenues in Asset Management and Securities Services increased 10% to $1.65 billion. Asset Management net revenues of $443 million increased 24% compared to last year’s second quarter, reflecting a 13% increase in average assets under management, higher incentive income and increased fund origination fees. Securities Services net revenues were $262 million compared to $287 million for the same 2001 period, primarily due to decreased spreads in our fixed income matched book. Net revenues from our securities and margin lending business were essentially unchanged compared to the same prior year period. Commissions were $948 million compared to $862 million for the same period last year due to higher net revenues in our global shares businesses, in part reflecting the transfer of the Nasdaq fee-based business into Commissions, partially offset by lower merchant banking overrides and reduced clearing and execution fees.

      Operating expenses increased 21% primarily reflecting higher compensation and benefits expenses and the transfer of the Nasdaq fee-based business to Commissions, partially offset by the elimination of goodwill amortization and lower market development and professional services expenses resulting from both lower levels of business activity and the continued effect of expense reduction initiatives. For a further discussion of operating expenses and our expense reduction initiatives, see “— Operating Expenses” below. Pre-tax earnings were $599 million compared to $634 million in 2001.

     Six Months Ended May 2002 versus May 2001

      Net revenues in Asset Management and Securities Services increased 3% to $3.03 billion. Asset Management net revenues of $866 million increased 19%, primarily reflecting a 14% increase in average assets under management and higher incentive income. Securities Services net revenues were $469 million compared to $568 million for the same 2001 period, primarily due to decreased spreads and customer balances in margin lending, and lower net revenues in our fixed income matched book. Commissions were $1.69 billion compared to $1.64 billion, primarily due to increased net revenues in our European and U.S. shares businesses, in part, reflecting the inclusion of our Nasdaq fee-based business in Commissions, partially offset by lower merchant banking overrides.

      Operating expenses increased 5%, primarily due to increased compensation and benefits expenses and the transfer of the Nasdaq fee-based business to Commissions, partially offset by the elimination of goodwill amortization and lower market development and professional services expenses resulting from both lower levels of business activity and the continued effect of expense reduction initiatives. For a further discussion of operating expenses and our expense reduction initiatives, see “— Operating Expenses” below. Pre-tax earnings were $1.11 billion compared to $1.10 billion in 2001.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months		Six Months
	Ended May		Ended May

	2002	2001	2002	2001

Compensation and benefits	$1,926	$1,907	$3,725	$4,274

Amortization of employee initial public offering and acquisition awards	83	128	208	259

Non-compensation expenses	941	1,009	1,776	1,985

Total operating expenses	$2,950	$3,044	$5,709	$6,518

Employees at period end(1)	21,145	22,967

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services.

     We implemented expense reduction initiatives in 2001 that were largely focused on reducing expenses in areas such as travel and entertainment, advertising, consulting, telecommunications and occupancy-related services. In addition, we canceled, deferred or scaled back some of our non-critical capital reinvestment plans in order to limit growth in our depreciation and amortization expense. Given the highly discretionary nature of the expenses impacted by our cost reduction initiatives, the effect of these initiatives on future operating results will be largely dependent upon the prevailing business environment.

     Three Months Ended May 2002 versus May 2001

      Operating expenses were $2.95 billion for the second quarter 2002, a decrease of 3% from the same prior year period. Compensation and benefits expenses increased 1% to $1.93 billion. The ratio of compensation and benefits to net revenues was 50% in the second quarter of 2002, compared to 48% in the same prior year period. Employment levels at the end of May 2002 were 21,145, a decrease of 8% from May 2001. Expenses associated with our temporary staff and consultants were $89 million, a decrease of 49%, due to reduced staffing levels and the impact of rate renegotiations.

      Non-compensation-related expenses were $941 million for the quarter. Excluding amortization of goodwill and other intangible assets, these expenses declined 4% compared to the same period last year, primarily due to lower communications and technology, professional services, market development and occupancy expenses resulting from both lower levels of business activity and the continued effect of expense reduction initiatives, partially offset by increased brokerage, clearing and exchange fees. Amortization of goodwill and other intangible assets was lower than in the second quarter of 2001 reflecting the adoption of the goodwill non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

     Six Months Ended May 2002 versus May 2001

      Operating expenses were $5.71 billion for the six months ended May 2002, a 12% decrease from the same prior year period. Compensation and benefits expenses decreased 13% to $3.73 billion, commensurate with lower net revenue levels. The ratio of compensation and benefits to net revenues was 50% for the six months ended May 2002 compared to 49% in the prior year period. Expenses associated with our temporary staff and consultants were $202 million, a decrease of 50%, due to reduced staffing levels and the impact of rate renegotiations.

      Non-compensation-related expenses were $1.78 billion, 11% below the same prior year period. Excluding amortization of goodwill and other intangible assets, these expenses declined 8% compared to the same period last year, primarily due to lower market development, professional services, communications and technology and occupancy expenses resulting from both lower levels of business activity and the continued effect of expense reduction initiatives. Amortization of goodwill and other intangible assets was lower than in the first half of fiscal 2001 reflecting the adoption of the goodwill non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     Provision for Taxes

      The provision for taxes for the quarter and six months ended May 2002 was $338 million and $653 million, respectively. The effective tax rate for the quarter and the six months ended May 2002 was 37.5%, unchanged from fiscal year 2001.

Cash Flows

      Our cash flows are primarily related to operating and financing activities undertaken in connection with our trading and market-making businesses.

      Six Months Ended May 2002 — Cash and cash equivalents decreased by $607 million to $6.30 billion as of May 2002. Cash of $2.89 billion was used for operating activities. Cash of $360 million was used for investing activities, primarily for leasehold improvements and the purchase of telecommunications and technology-related equipment. Financing activities provided cash of $2.64 billion, primarily reflecting proceeds from the net issuances of long-term borrowings, partially offset by decreases in net repurchase agreements and short-term borrowings as well as common stock repurchases.

      Six Months Ended May 2001 — Cash and cash equivalents decreased by $264 million to $3.61 billion as of May 2001. Cash of $15.10 billion was used for operating activities. Cash of $918 million was used for investing activities, primarily for leasehold improvements and the purchase of telecommunications and technology-related equipment. Financing activities provided cash of $15.76 billion, primarily reflecting increases in net repurchase agreements and short-term borrowings as well as proceeds from the net issuances of long-term borrowings, partially offset by common stock repurchases.

Liquidity

      Management believes that one of the most important issues for a company in the financial services sector is access to liquidity. Accordingly, Goldman Sachs has in place a comprehensive set of liquidity and funding policies as well as management and infrastructure to oversee them. We are focused on assuring liquidity even during adverse conditions and, to that end, one of our policies is to maintain a pool of pre-funded liquidity that we believe would represent a resilient form of funding during a crisis. Our liquidity cushion consists of unencumbered U.S. government, agency and highly liquid mortgage securities that may be sold or pledged to provide same-day liquidity, as well as cash. This pool of highly liquid assets averaged $26.80 billion during the second quarter of 2002 and $24.55 billion during 2001. We also maintain smaller pools of unencumbered securities in Europe and Japan in order to respond to local liquidity issues. For a description of all of our principal liquidity policies and of management oversight of liquidity, see our Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

     The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	May		November
	2002		2001

	($ in billions, except
	per share amounts)

Total assets	$327		$312

Adjusted assets(1)	246		240

Leverage ratio(2)	17.4	x	17.1	x

Adjusted leverage ratio(3)	13.0	x	13.2	x

Book value per share(4)	$38.13		$36.33

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to certain provisions of SFAS No. 140.

(2)	Leverage ratio equals total assets divided by shareholders’ equity.

(3)	Adjusted leverage ratio equals adjusted assets divided by shareholders’ equity.

(4)	Book value per share was based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 494.6 million as of May 2002 and 501.8 million as of November 2001.

     As of May 2002 and November 2001, we held approximately $2.88 billion and $3.10 billion, respectively, in high-yield debt and emerging market securities. As of May 2002 and

November 2001, we held approximately $3.52 billion and $3.45 billion, respectively, in bank loans. As of May 2002 and November 2001, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $2.15 billion and $2.85 billion, respectively. These carrying values were comprised of corporate principal investments with an aggregate carrying value of approximately $1.22 billion and $1.85 billion, respectively, and real estate investments with an aggregate carrying value of approximately $925 million and $1.00 billion, respectively. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

      Our balance sheet is lower at quarter end than would be observed on an average basis. We require our businesses to reduce balance sheet usage on a quarterly basis to demonstrate compliance with limits set by management, thereby providing a disincentive to committing our capital over longer periods of time. These balance sheet reductions are generally achieved during the last several weeks of each fiscal quarter through ordinary-course, open-market transactions in the most liquid portions of our balance sheet, principally U.S. government and agency securities, securities of foreign sovereigns, and mortgage and money market instruments, as well as through the roll-off of repurchase agreements and collateralized financing arrangements. Accordingly, over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 20% lower and 12% lower, respectively, than amounts that would have been observed, based on a weekly average, over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or excess liquidity position because they are generally in highly liquid, short-dated assets that are typically financed on a secured basis.

     Credit Ratings

      Goldman Sachs relies upon the short-term and long-term debt capital markets to fund a significant portion of its day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important to us when competing in certain markets and when seeking to engage in longer-term transactions including over-the-counter derivatives. We believe our credit ratings are determined primarily based on the credit rating agencies’ assessment of the external operating environment, our liquidity, market and credit risk management practices, the level and variability of our earnings base, our franchise, reputation and management and our capital base. An adverse change in any of these factors could result in a reduction in our credit ratings which, in turn, could increase our borrowing costs, limit our access to the capital markets or require us to post additional collateral or permit counterparties to terminate transactions, pursuant to our obligations under bilateral provisions in certain of our trading and collateralized financing contracts. This could reduce our earnings and adversely affect our liquidity.

      The following table sets forth our credit ratings as of May 2002:

	Short-Term Debt	Long-Term Debt

Fitch(1)	F1+	AA-

Moody’s Investors Service(2)	P-1	A1

Standard & Poor’s(3)	A-1+	A+

(1)	On May 17, 2002, Fitch affirmed Goldman Sachs’ credit ratings but revised its outlook for the long-term debt ratings from “stable” to “negative”.

(2)	On May 22, 2002, Moody’s Investors Service placed the long-term ratings of Goldman Sachs on review for possible upgrade and affirmed its short-term ratings.

(3)	On July 16, 2001, Standard & Poor’s affirmed Goldman Sachs’ credit ratings but revised its outlook from “stable” to “negative”.

     As of May 2002, additional collateral that would have been callable in the event of a one level reduction in our long-term credit ratings, pursuant to bilateral agreements with certain counterparties, was not material.

     Short-Term Borrowings

      Goldman Sachs obtains unsecured short-term borrowings principally through issuance of commercial paper, promissory notes and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year.

      The following table sets forth our short-term borrowings as of May 2002:

Short-Term Borrowings

(in millions)

Commercial paper	$9,221

Promissory notes	19,519

Bank loans and other short-term borrowings	3,877

Current portion of long-term borrowings	6,195

Total	$38,812

      Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding short-term borrowings have no obligation to purchase new instruments when the outstanding instruments mature.

     Contractual Obligations and Contingent Commitments

      Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

      The following table sets forth our contractual obligations as of May 2002:

Contractual Obligations

(in millions)

	Remaining	2003-	2005-	2007-
	2002	2004	2006	Thereafter	Total

Long-term borrowings by contract maturity	$—	$8,684	$10,404	$15,409	$34,497

Minimum rental commitments	173	710	599	2,093	3,575

      As of May 2002, our consolidated long-term borrowings were $34.50 billion. Substantially all of our long-term borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2032. The weighted average maturity of our long-term borrowings as of May 2002 was approximately 5 years. A substantial portion of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rates and foreign exchange movements.

      As of May 2002, our minimum rental commitments, net of minimum sublease rentals, under noncancelable leases was $3.58 billion. These lease commitments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

      The following table sets forth our contingent commitments as of May 2002:

Contingent Commitments

(in millions)

	Amount of Commitment Expiration by Period

	Remaining	2003-	2005-	2007-
	2002	2004	2006	Thereafter	Total

Commitments to extend credit	$2,721	$2,818	$294	$677	$6,510

Commitments under letters of credit issued by banks to counterparties	10,710	605	10	—	11,325

Other commercial commitments(1)	210	171	833	866	2,080

Total	$13,641	$3,594	$1,137	$1,543	$19,915

(1)	Includes our merchant banking commitments and guarantees related to construction debt obligations and our fund management activities.

     As of May 2002, we had commitments to enter into repurchase and resale agreements of $63.41 billion.

     Stock Repurchase Program

      We are currently authorized to repurchase up to approximately 15 million shares of common stock pursuant to our common stock repurchase program. The principal purpose of our stock repurchase program is to substantially offset the dilutive effect of employee equity-based compensation. The program has been effected through regular open-market purchases, the size of which has been and will be influenced by, among other factors, prevailing prices and market conditions.

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

      The following table sets forth the daily VaR for substantially all of our trading positions:

Daily VaR

(in millions)

	As of		Three Months Ended
			May 2002
	May	February
Risk Categories	2002	2002	Average	High	Low

Interest rates	$32	$39	$30	$44	$19

Equity prices	16	19	17	20	15

Currency rates	26	13	17	34	7

Commodity prices	11	10	12	17	9

Diversification effect(1)	(34)	(32)	(32)

Firmwide	$51	$49	$44	58	32

(1)	Equals the difference between firmwide daily VaR and the sum of the daily VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

     The following chart presents the daily VaR for substantially all of our trading positions during the six months ended May 2002:

Firmwide VaR

Trading Net Revenues Distribution

      Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of our daily trading net revenues for the quarter ended May 2002:

Daily Trading Net Revenues

($ in millions)

      As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended May 2002.

Nontrading Risk

      The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in the stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of May 2002, the sensitivity of our nontrading portfolio to a 10% equity market decline was $116 million.

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

      The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of May 2002, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure

($ in millions)

				Percentage
			Exposure	of Exposure
		Collateral	Net of	Net of
Credit Rating Equivalent	Exposure	Held(2)	Collateral	Collateral

AAA/Aaa	$3,764	$28	$3,736	14%

AA/Aa2	7,535	865	6,670	26

A/A2	10,472	758	9,714	37

BBB/Baa2	4,411	542	3,869	15

BB/Ba2 or lower	2,567	611	1,956	7

Unrated(1)	794	654	140	1

	$29,543	$3,458	$26,085	100%

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

     The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral

(in millions)

				5 Years
	0 - 6	6 - 12	1 - 5	or
Credit Rating Equivalent	Months	Months	Years	Greater	Total(2)

AAA/Aaa	$316	$134	$1,158	$2,128	$3,736

AA/Aa2	2,361	532	1,447	2,330	6,670

A/A2	2,073	798	2,194	4,649	9,714

BBB/Baa2	1,131	672	1,359	707	3,869

BB/Ba2 or lower	663	258	599	436	1,956

Unrated(1)	54	43	20	23	140

	$6,598	$2,437	$6,777	$10,273	$26,085

				5 Years
	0 - 6	6 - 12	1 - 5	or
Product	Months	Months	Years	Greater	Total(2)

Interest rate contracts	$505	$492	$4,335	$9,111	$14,443

Currency contracts	4,222	797	917	767	6,703

Commodity contracts	1,358	746	1,135	325	3,564

Equity contracts	513	402	390	70	1,375

	$6,598	$2,437	$6,777	$10,273	$26,085

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2001 as updated by our Quarterly Report on Form 10-Q for the quarter ended February 22, 2002.

IPO Process Matters

      On July 1, 2002, the underwriter defendants moved to dismiss the complaints in the various actions that allege, among other things, that the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of the alleged “tying” arrangements.

      Goldman, Sachs & Co. has been named as a defendant in two purported shareholder derivative actions commenced on May 3, 2002 in California Superior Court for Santa Clara County and San Mateo County alleging that the firm intentionally underpriced public offerings for certain issuers. Goldman, Sachs & Co. has removed the cases to the U.S. District Court for the Northern District of California. Goldman, Sachs & Co. has been named as a defendant in a similar underpricing action brought in New York Supreme Court, New York County on May 15, 2002 by an official committee of unsecured creditors on behalf of another issuer which is in bankruptcy. Each of the actions seeks, among other things, consequential damages resulting from the alleged lower amount of offering proceeds.

AMF Securities Litigation

      By a decision dated May 21, 2002, the federal district court reconsidered its March 25, 2002 decision with respect to plaintiffs’ motion for class certification and determined that the class includes persons who purchased AMF stock pursuant to the initial public offering prior to February 26, 1999.

Iridium Securities Litigation

      On May 13, 2002, plaintiffs filed a consolidated amended complaint alleging substantively identical claims as the original complaints.

Research Independence Matters

      The Goldman Sachs Group, Inc. and its subsidiaries have received additional subpoenas and/or requests for information from the New York State Attorney General, the Utah Attorney General, and the New York Stock Exchange (which has issued a joint inquiry together with the U.S. Securities and Exchange Commission and NASD Regulation). Goldman Sachs is continuing to cooperate with the investigations.

Enron Exchangeable Notes Litigation

      On March 20, 2002, Goldman, Sachs & Co. moved to dismiss the lawsuit brought by several funds that made secondary market purchases of the Exchangeable Notes. By an Order dated June 24, 2002, the Judicial Panel on Multidistrict Litigation entered an order transferring that action to the Texas federal court for purposes of coordinated or consolidated pretrial proceedings with other matters relating to Enron.

Item 4: Submission of Matters to a Vote of Security Holders

      On April 5, 2002, The Goldman Sachs Group, Inc. held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of three directors to our Board of Directors for three-year terms, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2002 fiscal year and (iii) a shareholder proposal regarding the annual election of all members of the Board of Directors.

      Our shareholders elected the three nominees to three-year terms as members of our Board of Directors. Our shareholders also approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2002 fiscal year. Our shareholders did not approve the shareholder proposal regarding the annual election of all members of the Board of Directors. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

		Against/		Broker
	For	Withheld	Abstain	Non-Votes

1. Election of Directors:

John H. Bryan	427,177,869	2,194,070	*	*

Robert J. Hurst	415,120,373	14,251,566	*	*

Henry M. Paulson, Jr.	406,184,704	23,187,235	*	*

2. Ratification of

Independent

Auditors	426,291,941	2,965,497	114,501	*

3. Declassification of the

Board of Directors	98,466,902	299,283,483	1,234,316	30,387,238

*	Not applicable

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

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.1	Letter, dated April 15, 2002, from The Goldman Sachs Group, Inc. (Group Inc.) to Mr. Stephen Friedman.
12.1	Statement re computation of ratios of earnings to fixed charges.
15.1	Letter re Unaudited Interim Financial Information.

      (b) Reports on Form 8-K:

      On June 20, 2002, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal second quarter ended May 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH E. SMITH

Name: Sarah E. Smith
Title: Chief Accounting Officer

Date: July 10, 2002