Form 10-Q
period 2002-08-30
GOLDMAN SACHS GROUP INC/
filed 2002-10-11
CIK 886982

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended August 30, 2002

or

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

        As of October 4, 2002 there were 477,460,342 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August

	2002	2001	2002	2001

	(in millions, except per share amounts)
Revenues

Investment banking	$593	$1,080	$2,123	$2,995

Trading and principal investments	1,107	1,267	3,384	5,128

Asset management and securities services	1,253	1,049	3,810	3,462

Interest income	2,919	3,964	8,489	13,435

Total revenues	5,872	7,360	17,806	25,020

Interest expense	2,223	3,699	6,708	12,636

Revenues, net of interest expense	3,649	3,661	11,098	12,384

Operating expenses

Compensation and benefits	1,824	1,794	5,549	6,068

Amortization of employee initial public offering and acquisition awards	57	112	265	371

Brokerage, clearing and exchange fees	236	218	653	619

Market development	75	90	231	316

Communications and technology	125	145	401	451

Depreciation and amortization	161	160	451	439

Amortization of goodwill and other intangible assets	31	66	94	192

Occupancy	172	142	457	453

Professional services and other	174	167	463	503

Total non-compensation expenses	974	988	2,750	2,973

Total operating expenses	2,855	2,894	8,564	9,412

Pre-tax earnings	794	767	2,534	2,972

Provision for taxes	272	299	925	1,159

Net earnings	$522	$468	$1,609	$1,813

Earnings per share

Basic	$1.05	$0.92	$3.24	$3.54

Diluted	1.00	0.87	3.04	3.33

Dividends declared per common share	$0.12	$0.12	$0.36	$0.36

Average common shares outstanding

Basic	494.9	508.1	497.2	512.3

Diluted	520.4	539.7	528.5	544.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	As of

	August 2002	November 2001

	(in millions, except share
	and per share amounts)
Assets

Cash and cash equivalents	$3,689	$6,909

Cash and securities segregated in compliance with U.S. federal and other regulations	21,802	22,134

Receivables from brokers, dealers and clearing organizations	5,786	5,453

Receivables from customers and counterparties	22,967	28,010

Securities borrowed	111,858	101,164

Securities purchased under agreements to resell	33,509	27,651

Financial instruments owned, at fair value	126,374	99,654

Financial instruments owned and pledged as collateral, at fair value	11,180	9,231

Total financial instruments owned, at fair value	137,554	108,885

Other assets	12,361	12,012

Total assets	$349,526	$312,218

Liabilities and shareholders’ equity

Short-term borrowings, including the current portion of long-term borrowings	$40,034	$37,597

Payables to brokers, dealers and clearing organizations	1,320	4,014

Payables to customers and counterparties	88,787	93,283

Securities loaned	12,535	6,862

Securities sold under agreements to repurchase	54,095	39,369

Financial instruments sold, but not yet purchased, at fair value	90,209	74,717

Other liabilities and accrued expenses	5,940	7,129

Long-term borrowings	37,762	31,016

Total liabilities	330,682	293,987

Commitments and contingencies

Shareholders’ equity

Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 514,533,005 and 499,017,511 shares issued as of August 2002 and November 2001, respectively, and 478,821,289 and 476,228,933 shares outstanding as of August 2002 and November 2001, respectively	5	5

Restricted stock units	3,195	4,542

Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—

Additional paid-in capital	12,739	11,785

Retained earnings	6,811	5,373

Unearned compensation	(702)	(1,220)

Accumulated other comprehensive loss	(86)	(168)

Treasury stock, at cost, par value $0.01 per share; 35,711,716 and 22,788,578 shares as of August 2002 and November 2001, respectively	(3,118)	(2,086)

Total shareholders’ equity	18,844	18,231

Total liabilities and shareholders’ equity	$349,526	$312,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended

	August 2002	November 2001

	(in millions, except
	per share amounts)
Common stock, par value $0.01 per share

Balance, beginning of year	$5	$5

Issued	—	—

Balance, end of period	5	5

Restricted stock units

Balance, beginning of year	4,542	4,760

Granted	92	648

Delivered	(1,280)	(600)

Forfeited	(159)	(266)

Balance, end of period	3,195	4,542

Nonvoting common stock, par value $0.01 per share

Balance, beginning of year	—	—

Exchanged	—	—

Balance, end of period	—	—

Additional paid-in capital

Balance, beginning of year	11,785	11,127

Issuance of common stock	833	535

Tax benefit related to delivery of equity-based awards	121	123

Balance, end of period	12,739	11,785

Retained earnings

Balance, beginning of year	5,373	3,294

Net earnings	1,609	2,310

Dividends declared	(171)	(231)

Balance, end of period	6,811	5,373

Unearned compensation

Balance, beginning of year	(1,220)	(1,878)

Restricted stock units granted	(81)	(375)

Restricted stock units forfeited	77	108

Amortization of restricted stock units	522	925

Balance, end of period	(702)	(1,220)

Accumulated other comprehensive (loss)/income

Balance, beginning of year	(168)	(130)

Currency translation adjustment	82	(38)

Balance, end of period	(86)	(168)

Treasury stock, at cost, par value $0.01 per share

Balance, beginning of year	(2,086)	(648)

Shares repurchased	(1,032)	(1,438)

Balance, end of period	(3,118)	(2,086)

	$18,844	$18,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended August

	2002	2001

	(in millions)
Cash flows from operating activities

Net earnings	$1,609	$1,813
Noncash items included in net earnings

Depreciation and amortization	451	439

Amortization of goodwill and other intangible assets	94	192

Stock-based compensation	465	623
Changes in operating assets and liabilities

Cash and securities segregated in compliance with U.S. federal and other regulations	332	(5,622)

Net receivables from brokers, dealers and clearing organizations	(3,003)	(1,795)

Net payables to customers and counterparties	547	17,883

Securities borrowed, net of securities loaned	(5,021)	(8,221)

Financial instruments owned, at fair value	(28,722)	(2,309)

Financial instruments sold, but not yet purchased, at fair value	15,492	(5,732)

Other, net	(1,368)	(2,334)

Net cash used for operating activities	(19,124)	(5,063)

Cash flows from investing activities

Property, leasehold improvements and equipment	(830)	(1,136)

Business combinations, net of cash acquired	(68)	(271)

Other, net	(46)	(288)

Net cash used for investing activities	(944)	(1,695)

Cash flows from financing activities

Short-term borrowings, net	341	(1,110)

Issuance of long-term borrowings	9,981	4,894

Repayment of long-term borrowings	(1,139)	(144)

Securities sold under agreements to repurchase, net of agreements to resell	8,868	5,205

Common stock repurchased	(1,032)	(1,152)

Dividends paid	(171)	(174)

Net cash provided by financing activities	16,848	7,519

Net (decrease)/increase in cash and cash equivalents	(3,220)	761

Cash and cash equivalents, beginning of year	6,909	3,870

Cash and cash equivalents, end of period	$3,689	$4,631

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Cash payments of income taxes were $1.01 billion and $1.23 billion during the nine months ended August 2002 and August 2001, respectively.

Noncash activities:

The value of common stock issued in connection with business combinations was $47 million and $223 million for the nine months ended August 2002 and August 2001, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August

	2002	2001	2002	2001

	(in millions)

Net earnings	$522	$468	$1,609	$1,813

Currency translation adjustment, net of tax	63	30	82	(8)

Comprehensive income	$585	$498	$1,691	$1,805

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

      Unless otherwise stated herein, all references to August 2002 and August 2001 refer to the firm’s fiscal period ended, or the date, as the context requires, August 30, 2002 and August 31, 2001, respectively. All references to November 2001, November 2000 and November 1999 refer

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

to the firm’s fiscal year ended, or the date, as the context requires, November 30, 2001, November 24, 2000 and November 26, 1999, respectively.

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

     Accounting Developments

      Property, Leasehold Improvements and Equipment. Effective December 1, 2001, the firm changed to the straight-line method of depreciation for certain property, equipment and leasehold improvements placed in service after November 2001. Similar assets acquired prior to November 2001 continue to be depreciated generally using accelerated cost recovery methods. This change did not have a material effect on the firm’s results of operations for the three and nine months ended August 2002.

Note 3. Financial Instruments

     Fair Value of Financial Instruments

      The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value and financial instruments sold, but not yet purchased, at fair value:

	As of August 2002		As of November 2001

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Commercial paper, certificates of deposit and time deposits	$1,291	$—	$1,351	$—

U.S. government, federal agency and sovereign obligations	39,702	21,677	31,173	18,606

Corporate debt	24,782	7,813	16,697	6,453

Equities and convertible debentures	23,388	15,827	20,075	12,201

State, municipal and provincial obligations	775	—	771	—

Derivative contracts	47,176	44,245	38,521	36,660

Physical commodities	440	647	297	797

Total	$137,554	$90,209	$108,885	$74,717

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

      The firm also enters into derivative contracts to manage the interest rate, currency, and equity-linked exposure on its long-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements, currency swap agreements and equity-linked contracts, which are primarily utilized to convert a substantial portion of the firm’s long-term debt into U.S. dollar-based floating rate obligations. Certain interest rate swap contracts are designated as fair-value hedges. The gains or losses associated with the ineffective portion of these fair-value hedges are included in “Trading and principal investments” on the condensed consolidated statements of earnings and were not material for the three and nine months ended August 2002 and August 2001.

      Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition where management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of August 2002		As of November 2001

	Assets	Liabilities	Assets	Liabilities

	(in millions)

Forward settlement contracts	$5,426	$5,241	$5,265	$4,491

Swap agreements	25,404	21,309	18,438	15,931

Option contracts	16,346	17,695	14,818	16,238

Total	$47,176	$44,245	$38,521	$36,660

     Securitization Activities

      The firm securitizes commercial and residential mortgages and home equity loans, government and corporate bonds and other types of financial assets. The firm acts as

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

underwriter of the beneficial interests that are sold to investors. The firm derecognizes financial assets transferred in securitizations provided it has relinquished control over such assets. Transferred assets are accounted for at fair value prior to securitization. Underwriting net revenues are recognized in connection with the sales of the underlying beneficial interests to investors.

      The firm may retain interests in securitized financial assets, which it generally attempts to sell as quickly as possible, subject to prevailing market conditions. Retained interests are accounted for at fair value and are included in “Total financial instruments owned, at fair value” on the condensed consolidated statements of financial condition.

      During the nine months ended August 2002 and August 2001, the firm securitized $101.3 billion and $45.2 billion of financial assets, respectively, including $65.3 billion and $15.3 billion of agency mortgage-backed securities, respectively. Cash flows received on retained interests and other securitization cash flows were approximately $261.4 million for the nine months ended August 2002. As of August 2002, the firm held $2.6 billion of retained interests, including $659 million of retained interests for which the fair value is based on quoted market prices.

      The following table sets forth the weighted average key economic assumptions used in measuring the fair value of retained interests for which quoted market prices are not available and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of August 2002

	Type of Retained Interests

		Other Asset-
	Mortgage	Backed(2)

	($ in millions)

Fair value of retained interests	$1,052	$930

Weighted average life (years)	3.8	4.9

Annual prepayment rate	27.7%	N/A

Impact of 10% adverse change	$(8)

Impact of 20% adverse change	$(19)

Annual credit losses(1)	1.7%	1.7%

Impact of 10% adverse change	$(1)	$(4)

Impact of 20% adverse change	$(2)	$(8)

Annual discount rate	14.5%	7.5%

Impact of 10% adverse change	$(20)	$(5)

Impact of 20% adverse change	$(41)	$(10)

(1)	The impact of adverse changes takes into account credit mitigants incorporated in the retained interests, including overcollateralization and subordination provisions.

(2)	Includes retained interests in government and corporate bonds and other types of financial assets that are not subject to prepayment risk.

     The preceding table does not give effect to the offsetting benefit of other financial instruments that are held to hedge risks inherent in these retained interests. Changes in fair value based on a 10% adverse variation in assumptions generally cannot be extrapolated

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the impact of a change in a particular assumption is calculated independently of changes in any other assumption. In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed above.

     Secured Borrowing and Lending Activities

      The firm enters into secured borrowing and lending transactions to obtain securities for settlement, to finance inventory positions and to meet customers’ needs. In these transactions, the firm either provides or receives collateral, including U.S. government, federal agency and investment-grade non-U.S. sovereign obligations.

      The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of August 2002 and November 2001, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $284.2 billion and $267.7 billion, respectively, of which $236.8 billion and $224.4 billion was sold or repledged, respectively.

      The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of August 2002 and November 2001, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to counterparties that did not have the right to sell or repledge was $33.5 billion and $22.3 billion, respectively.

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

      Short-term borrowings are set forth below:

	As of

	August 2002	November 2001

	(in millions)

Commercial paper	$9,036	$8,353

Promissory notes	21,965	15,281

Bank loans and other short-term borrowings	4,057	6,794

Current portion of long-term borrowings	4,976	7,169

Total(1)	$40,034	$37,597

(1)	As of August 2002 and November 2001, weighted average interest rates for short-term borrowings, including commercial paper, were 2.33% and 3.05%, respectively.

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

      The computations of basic and diluted EPS are set forth below:

	Three Months		Nine Months
	Ended August		Ended August

	2002	2001	2002	2001

	(in millions, except per share amounts)

Numerator for basic and diluted EPS — earnings available to common shareholders	$522	$468	$1,609	$1,813

Denominator for basic EPS — weighted average number of common shares	494.9	508.1	497.2	512.3
Effect of dilutive securities

Restricted stock units	19.3	22.5	23.2	21.4

Stock options	6.2	9.1	8.1	10.9

Dilutive potential common shares	25.5	31.6	31.3	32.3

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares(1)	520.4	539.7	528.5	544.6

Basic EPS	$1.05	$0.92	$3.24	$3.54

Diluted EPS	1.00	0.87	3.04	3.33

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months		Nine Months
	Ended August		Ended August

	2002	2001	2002	2001

	(in millions)

Number of antidilutive options	47.5	0.8	28.6	0.8

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Goodwill

      The cost of acquired companies in excess of the fair value of net assets at acquisition date is recorded as goodwill. As of August 2002, goodwill of $2.86 billion was included in “Other assets” on the condensed consolidated statement of financial condition. Through November 2001, goodwill was amortized over periods of 15 to 20 years on a straight-line basis. The following table sets forth reported net earnings and EPS, as adjusted to exclude goodwill amortization expense:

				Three Months	Nine Months
	Year Ended November			Ended August	Ended August

	2001	2000	1999	2001	2001

	(in millions, except per share amounts)

Net earnings, as reported	$2,310	$3,067	$2,708	$468	$1,813

Net earnings, as adjusted	2,404	3,096	2,719	492	1,884

EPS, as reported:

Basic	$4.53	$6.33	$5.69	$0.92	$3.54

Diluted	4.26	6.00	5.57	0.87	3.33

EPS, as adjusted:

Basic	$4.72	$6.39	$5.71	$0.97	$3.68

Diluted	4.44	6.05	5.60	0.91	3.46

Identifiable Intangible Assets

      The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

	As of

	August 2002	November 2001

	(in millions)

Gross carrying amount	$2,238	$2,092

Accumulated amortization	(226)	(132)

Net carrying amount	$2,012	$1,960

      Identifiable intangible assets consist primarily of specialist rights and customer lists and are amortized over a weighted average life of approximately 21 years.

      Amortization expense associated with identifiable intangible assets was $31 million and $94 million for the three and nine months ended August 2002, respectively, and $30 million and $84 million for the three and nine months ended August 2001, respectively. Amortization expense associated with identifiable intangible assets was $115 million, $7 million and $0 for the fiscal years ended November 2001, November 2000 and November 1999, respectively. Estimated amortization expense for existing identifiable intangible assets is $129 million for each of the fiscal years ending November 2002 through November 2006.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Note 7. Equity Capital

      The Board of Directors of Group Inc. (the Board) declared a dividend of $0.12 per share to be paid on November 25, 2002, to common shareholders of record on October 28, 2002.

      On March 18, 2002, the Board authorized the repurchase of an additional 15 million shares of common stock pursuant to the firm’s existing share repurchase program. As of August 2002, the remaining share authorization under the firm’s repurchase program was 10.8 million shares.

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

Note 9. Regulated Subsidiaries

      GS&Co. and SLK are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the Securities and Exchange Commission and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of August 2002, GS&Co. had regulatory net capital, as defined, of $3.31 billion, which exceeded the amount required by $2.70 billion. As of August 2002, SLK had regulatory net capital, as defined, of $1.22 billion, which exceeded the amount required by $1.18 billion.

      GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of August 2002, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of August 2002, these subsidiaries were in compliance with their local capital adequacy requirements.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The cost structures of each of the firm’s segments are broadly similar to that of the firm taken as a whole in that they are primarily influenced by performance-based compensation, headcount and levels of business activity. The firm’s compensation and benefits expenses are generally targeted at 50% (plus or minus a few percentage points) of consolidated net revenues. A substantial portion of the firm’s compensation expense represents performance-based bonuses, which are determined at the end of the fiscal year. The segment allocation of these bonuses reflects, among other factors, the overall performance of the firm as well as the performance of individual business units. The timing and magnitude of changes in the firm’s bonus accruals can have a significant effect on segment operating results in a given period.

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months		Nine Months
		Ended August		Ended August

		2002	2001(3)	2002	2001(3)

		(in millions)

Investment	Net revenues	$652	$1,102	$2,307	$3,039

Banking	Operating expenses	593	787	2,002	2,518

	Pre-tax earnings	$59	$315	$305	$521

	Segment assets	$4,703	$2,590	$4,703	$2,590

Trading and	Net revenues	$1,493	$1,235	$4,259	$5,088

Principal	Operating expenses	1,193	1,173	3,415	3,914
Investments
	Pre-tax earnings	$300	$62	$844	$1,174

	Segment assets	$189,826	$144,930	$189,826	$144,930

Asset Management	Net revenues	$1,504	$1,324	$4,532	$4,257

and Securities	Operating expenses	1,030	849	2,948	2,684
Services
	Pre-tax earnings	$474	$475	$1,584	$1,573

	Segment assets	$154,194	$151,121	$154,194	$151,121

Total	Net revenues	$3,649	$3,661	$11,098	$12,384

	Operating expenses(1)	2,855	2,894	8,564	9,412

	Pre-tax earnings	$794	$767	$2,534	$2,972

	Total assets(2)	$349,526	$299,404	$349,526	$299,404

(1)	Includes the amortization of employee initial public offering awards of $39 million and $85 million for the three months ended August 2002 and August 2001, respectively, and $199 million and $296 million for the nine months ended August 2002 and August 2001, respectively, that has not been allocated to the firm’s segments.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

(3)	In accordance with SFAS No. 140, segment assets and total assets as of August 2001 exclude collateral previously recognized under SFAS No. 125.

Review Report of Independent Accountants

To the Directors and Shareholders of

The Goldman Sachs Group, Inc.:

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries (the Company) as of August 30, 2002, the related condensed consolidated statements of earnings for the three and nine months ended August 30, 2002 and August 31, 2001, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended August 30, 2002, the condensed consolidated statements of cash flows for the nine months ended August 30, 2002 and August 31, 2001, and the condensed consolidated statements of comprehensive income for the three and nine months ended August 30, 2002 and August 31, 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Goldman Sachs Group, Inc. and Subsidiaries as of November 30, 2001, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year ended November 30, 2001 (not presented herein); in our report dated January 28, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2001, and the condensed consolidated statement of changes in shareholders’ equity for the year ended November 30, 2001, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

October 10, 2002

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

      Unless specifically stated otherwise, all references to August 2002 and August 2001 refer to our fiscal periods ended, or the date, as the context requires, August 30, 2002 and August 31, 2001, respectively. All references to November 2001, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 30, 2001.

      When we use the terms “Goldman Sachs”, “we” and “our”, we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      The pace of global economic growth remained slow during the third fiscal quarter. Weakness in investor and corporate confidence coupled with concerns regarding the strength of the economic recovery and global conflicts led to significantly lower equity prices and corporate activity. In particular, industry-wide equity underwriting volumes and completed and announced mergers and acquisitions declined significantly from second quarter levels. In addition, weaker conditions in the credit markets, as evidenced by wider credit spreads, led to a decline in industry-wide debt origination activity.

      In the United States, the economy grew considerably faster than in the second quarter, although the strength was largely due to a sharp rise in automobile sales. Although the housing market continued to perform well, the labor market remained soft and the recovery in manufacturing slowed. In addition, continued weakness in capital spending and concerns about the growth in corporate earnings resulted in difficult market conditions. Against this background, the U.S. Federal Reserve left its federal funds rate target unchanged but stated that risks to the economy were weighted towards conditions that may generate economic weakness.

      In Europe, the economic recovery continued at a slow pace, driven by a modest increase in export demand, a drop in imports and modest signs of improvement in consumer spending. However, concerns about the growth in industrial production coupled with weak confidence levels contributed to the declines in the European equity markets. In Japan, although export growth continued to provide some support to the economy, weak capital spending inhibited a stronger recovery. Other Asian economies continued to exhibit signs of economic recovery driven principally by stronger export levels and increased domestic demand.

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

     Financial Overview

      The following table sets forth a summary of our financial results:

Financial Overview

($ in millions, except per share amounts)

	Three Months		Nine Months
	Ended August		Ended August

	2002	2001	2002	2001

Net revenues	$3,649	$3,661	$11,098	$12,384

Pre-tax earnings	794	767	2,534	2,972

Net earnings	522	468	1,609	1,813

Diluted earnings per share	1.00	0.87	3.04	3.33

Annualized return on tangible shareholders’ equity(1)	15.1%	14.2%	15.6%	18.8%

(1)	Annualized return on tangible shareholders’ equity is computed by dividing annualized net earnings by average tangible shareholders’ equity. Tangible shareholders’ equity equals total shareholders’ equity less goodwill and other intangible assets.

     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Results by Segment

(in millions)

		Three Months		Nine Months
		Ended August		Ended August

		2002	2001	2002	2001

Investment	Net revenues	$652	$1,102	$2,307	$3,039

Banking	Operating expenses	593	787	2,002	2,518

	Pre-tax earnings	$59	$315	$305	$521

Trading and	Net revenues	$1,493	$1,235	$4,259	$5,088

Principal	Operating expenses	1,193	1,173	3,415	3,914
Investments
	Pre-tax earnings	$300	$62	$844	$1,174

Asset Management	Net revenues	$1,504	$1,324	$4,532	$4,257

and Securities	Operating expenses	1,030	849	2,948	2,684
Services
	Pre-tax earnings	$474	$475	$1,584	$1,573

Total	Net revenues	$3,649	$3,661	$11,098	$12,384

	Operating expenses(1)	2,855	2,894	8,564	9,412

	Pre-tax earnings	$794	$767	$2,534	$2,972

(1)	Includes the amortization of employee initial public offering awards of $39 million and $85 million for the three months ended August 2002 and August 2001, respectively, and $199 million and $296 million for the nine months ended August 2002 and August 2001, respectively, that has not been allocated to our segments.

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

     Investment Banking

      Goldman Sachs provides a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals. The activities of our Investment Banking segment are divided into two categories:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs; and

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt securities.

      The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2002	2001	2002	2001

Financial Advisory	$315	$638	$1,200	$1,689

Underwriting	337	464	1,107	1,350

Total net revenues	652	1,102	2,307	3,039

Operating expenses	593	787	2,002	2,518

Pre-tax earnings	$59	$315	$305	$521

     Three Months Ended August 2002 versus August 2001

      Net revenues in Investment Banking decreased 41% to $652 million. Net revenues in Financial Advisory were $315 million, compared to $638 million for the third quarter of 2001, reflecting significantly reduced industry-wide activity in mergers and acquisitions. Net revenues in our Underwriting business were $337 million compared to $464 million for the same 2001 period, primarily due to lower net revenues from debt new issuance activity. The reduction in Investment Banking net revenues compared to the same period last year was due to lower levels of activity across all sectors, particularly communications, media and entertainment and high technology. Our investment banking backlog declined significantly during the quarter. Our backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more probable than not.

      Operating expenses decreased 25%, primarily due to decreased compensation and benefits expenses. Pre-tax earnings were $59 million compared to $315 million in 2001.

     Nine Months Ended August 2002 versus August 2001

      Net revenues in Investment Banking decreased 24% to $2.31 billion. Net revenues in Financial Advisory decreased 29% to $1.20 billion, reflecting significantly lower levels of worldwide mergers and acquisitions activity. Net revenues in our Underwriting business were $1.11 billion compared to $1.35 billion for the same 2001 period, reflecting lower net revenues from both debt and equity issuances. The reduction in Investment Banking net revenues was primarily due to lower levels of activity in the communications, media and entertainment, natural resources and high technology sectors.

      Operating expenses decreased 20%, primarily due to decreased compensation and benefits expenses and lower communications and technology, market development and professional services and other expenses resulting from both lower levels of business activity and the continued effect of expense reduction initiatives. For a further discussion of operating expenses and our expense reduction initiatives, see “— Operating Expenses” below. Pre-tax earnings were $305 million compared to $521 million in 2001.

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

      The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2002	2001	2002	2001

FICC	$1,312	$1,107	$3,677	$3,180

Equities	281	573	804	2,488

Principal Investments	(100)	(445)	(222)	(580)

Total net revenues	1,493	1,235	4,259	5,088

Operating expenses	1,193	1,173	3,415	3,914

Pre-tax earnings	$300	$62	$844	$1,174

     Three Months Ended August 2002 versus August 2001

      Net revenues in Trading and Principal Investments increased 21% to $1.49 billion. FICC net revenues of $1.31 billion increased 19% compared to the same 2001 period, primarily reflecting strong performances in our fixed income derivatives, mortgages, currencies and investment-grade credit businesses, partially offset by decreased net revenues in leveraged finance and commodities. Net revenues in Equities were $281 million compared to $573 million for the third quarter of 2001, reflecting lower net revenues in our global shares businesses, which were affected by the continued weakness in the global equity markets and the transfer of the Nasdaq fee-based business to Commissions, as well as lower net revenues in equity arbitrage. Principal Investments recorded negative net revenues of $100 million, primarily due to declines in the fair value of certain investments in the high technology and telecommunications sectors, partially offset by real estate disposition gains.

      Operating expenses were essentially unchanged. Increased compensation and benefits expenses and brokerage, clearing and exchange fees were offset by the elimination of goodwill amortization, decreased professional services and other expenses resulting from the continued effect of expense reduction initiatives, and the transfer of the Nasdaq fee-based business to Commissions. For a further discussion of operating expenses and our expense reduction initiatives, see “— Operating Expenses” below. Pre-tax earnings were $300 million compared to $62 million in 2001.

     Nine Months Ended August 2002 versus August 2001

      Net revenues in Trading and Principal Investments decreased 16% to $4.26 billion. FICC net revenues increased 16% to $3.68 billion primarily reflecting higher net revenues in our fixed income derivatives, currencies and mortgages businesses, partially offset by decreased net revenues in commodities and leveraged finance. Net revenues in Equities were down significantly to $804 million primarily due to lower net revenues in our global shares businesses, which were affected by the continued weakness in the global equity markets, the transfer of the Nasdaq fee-based business to Commissions and the negative effect of a single block trade. In addition, net revenues in equity arbitrage and equity derivatives were lower than the same prior year period. Principal Investments recorded negative net revenues of $222 million due to declines in the fair value of certain private investments, primarily in the high technology and telecommunications sectors, partially offset by realized gains from real estate and energy sector dispositions.

      Operating expenses decreased 13%, primarily due to decreased compensation and benefits expenses, the elimination of goodwill amortization, lower professional services and other, market development and depreciation and amortization expenses resulting from both lower levels of business activity and the continued effect of expense reduction initiatives, as well as the transfer of the Nasdaq fee-based business to Commissions. For a further discussion of operating expenses and our expense reduction initiatives, see “— Operating Expenses” below. Pre-tax earnings were $844 million compared to $1.17 billion in 2001.

     Asset Management and Securities Services

      The components of our Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of fees or interest rate spreads; and

•	Commissions. Commissions include fees from executing and clearing client transactions on major stock, options and futures markets worldwide. Commissions also include revenues from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds specified threshold returns (merchant banking overrides).

      The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2002	2001	2002	2001

Asset Management	$400	$380	$1,266	$1,105

Securities Services	266	295	735	863

Commissions	838	649	2,531	2,289

Total net revenues	1,504	1,324	4,532	4,257

Operating expenses	1,030	849	2,948	2,684

Pre-tax earnings	$474	$475	$1,584	$1,573

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

      The following table sets forth our assets under supervision:

Assets Under Supervision

(in millions)

	As of August 31,		As of November 30,

	2002	2001	2001	2000

Assets under management	$335,859	$324,909	$350,718	$293,842

Other client assets	119,115	153,293	152,192	197,876

Total	$454,974	$478,202	$502,910	$491,718

     Three Months Ended August 2002 versus August 2001

      Net revenues in Asset Management and Securities Services increased 14% to $1.50 billion. Asset Management net revenues of $400 million increased 5% compared to last year’s third quarter, reflecting a 6% increase in average assets under management. Assets under management were $336 billion at the end of the quarter, 3% higher than a year ago. During the quarter, assets under management declined 4%, reflecting net asset outflows of $1.6 billion and market depreciation of $12.4 billion. Securities Services net revenues were $266 million compared to $295 million for the same 2001 period, primarily due to lower net revenues in our margin lending business and fixed income matched book. Commissions were $838 million compared to $649 million for the same period last year, primarily due to the transfer of the Nasdaq fee-based business to Commissions, as well as increased fees earned on higher transaction volumes in global equity markets.

      Operating expenses increased 21%, primarily due to increased compensation and benefits, professional services and other expenses, occupancy and the transfer of the Nasdaq fee-based business to Commissions, partially offset by the elimination of goodwill amortization. Pre-tax earnings were $474 million compared to $475 million in 2001.

     Nine Months Ended August 2002 versus August 2001

      Net revenues in Asset Management and Securities Services increased 6% to $4.53 billion. Asset Management net revenues of $1.27 billion increased 15%, primarily reflecting an 11% increase in average assets under management and higher incentive income. Securities Services net revenues were $735 million compared to $863 million for the same 2001 period, primarily due to decreased spreads and customer balances in margin lending and lower net revenues in our fixed income matched book. Commissions were $2.53 billion compared to $2.29 billion, primarily due to increased net revenues in our European and U.S. shares businesses, in part, reflecting the inclusion of our Nasdaq fee-based business in Commissions, partially offset by lower merchant banking overrides.

      Operating expenses increased 10%, primarily due to increased compensation and benefits, brokerage, clearing and exchange fees, depreciation and amortization, professional services and other expenses and the transfer of the Nasdaq fee-based business to Commissions, partially offset by the elimination of goodwill amortization. For a further discussion of operating expenses and our expense reduction initiatives, see “— Operating Expenses” below. Pre-tax earnings were $1.58 billion compared to $1.57 billion in 2001.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2002	2001	2002	2001

Compensation and benefits	$1,824	$1,794	$5,549	$6,068

Amortization of employee initial public offering and acquisition awards	57	112	265	371

Non-compensation expenses	974	988	2,750	2,973

Total operating expenses	$2,855	$2,894	$8,564	$9,412

Employees at period end(1)	20,647	23,494

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services.

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

     Three Months Ended August 2002 versus August 2001

      Operating expenses were $2.86 billion for the third quarter 2002, a decrease of 1% from the same prior year period. Compensation and benefits expenses increased 2% to $1.82 billion. The ratio of compensation and benefits to net revenues was 50% in the third quarter of 2002, compared to 49% in the same prior year period. Employment levels at the end of August 2002 were 20,647, a decrease of 12% from August 2001.

      Non-compensation-related expenses were $974 million for the quarter. Excluding amortization of goodwill and other intangible assets, these expenses increased 2% compared to the same period last year. The growth in non-compensation-related expenses reflects higher occupancy expenses, primarily due to one-time costs related to the postponement of construction plans for a smaller facility adjacent to our office building currently under construction in Jersey City, New Jersey, as well as increased brokerage, clearing and exchange fees. These increases were partially offset by decreased market development and communications and technology expenses, resulting from both lower levels of business activity and the continued effect of expense reduction initiatives implemented in 2001. Amortization of goodwill and other intangible assets was lower than in the third quarter of 2001 reflecting the adoption of the goodwill non-amortization provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

     Nine Months Ended August 2002 versus August 2001

      Operating expenses were $8.56 billion for the nine months ended August 2002, a 9% decrease from the same prior year period. Compensation and benefits expenses decreased 9%

to $5.55 billion, commensurate with lower net revenue levels. The ratio of compensation and benefits to net revenues was 50% for the nine months ended August 2002 compared to 49% in the prior year period.

      Non-compensation-related expenses were $2.75 billion, 8% below the same prior year period. Excluding amortization of goodwill and other intangible assets, these expenses declined 4% from the same period last year, primarily due to lower market development, communications and technology and professional services and other expenses resulting from both lower levels of business activity and the continued effect of expense reduction initiatives implemented in 2001, partially offset by increased brokerage, clearing and exchange fees and depreciation and amortization expenses. Amortization of goodwill and other intangible assets was lower than in the first nine months of 2001, reflecting the adoption of the goodwill non-amortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

     Provision for Taxes

      The provision for taxes for the quarter and nine months ended August 2002 was $272 million and $925 million, respectively. The effective income tax rate for the first nine months of 2002 was 36.5%, down from 37.5% for both the first half of 2002 and fiscal year 2001. This lower tax rate reflects a change in our geographic earnings mix combined with ongoing efforts to convert major operating subsidiaries around the world to corporate form. As compared to fiscal 2001, the tax rate also declined as a result of increased tax-exempt income and domestic tax credits.

Cash Flows

      Our cash flows are primarily related to operating and financing activities undertaken in connection with our trading and market-making businesses.

      Nine Months Ended August 2002 — Cash and cash equivalents decreased by $3.22 billion to $3.69 billion as of August 2002. Cash of $19.12 billion was used for operating activities. Cash of $944 million was used for investing activities, primarily for construction costs and other leasehold improvements. Financing activities provided cash of $16.85 billion, primarily reflecting increases in net repurchase agreements and proceeds from the net issuances of long-term borrowings, partially offset by common stock repurchases.

      Nine Months Ended August 2001 — Cash and cash equivalents increased by $761 million to $4.63 billion as of August 2001. Cash of $5.06 billion was used for operating activities. Cash of $1.70 billion was used for investing activities, primarily for leasehold improvements and the purchase of telecommunications and technology-related equipment. Financing activities provided cash of $7.52 billion, primarily reflecting increases in net repurchase agreements and proceeds from the net issuances of long-term borrowings, partially offset by common stock repurchases and a decrease in short-term borrowings.

Liquidity

      Management believes that one of the most important issues for a company in the financial services sector is access to liquidity. Accordingly, Goldman Sachs has in place a comprehensive set of liquidity and funding policies as well as management and infrastructure to oversee them. We are focused on assuring liquidity even during adverse conditions and, to that end, one of our policies is to maintain a pool of pre-funded liquidity that we believe would represent a resilient form of funding during a crisis. Our liquidity cushion consists of cash and unencumbered U.S. government, agency and highly liquid mortgage securities that may be sold or pledged to provide same-day liquidity. This pool of highly liquid assets averaged $30.15 billion during the third quarter of 2002 and $24.55 billion during 2001. We also maintain smaller pools of highly liquid unencumbered government securities in Europe and Japan in order to respond to local liquidity issues. Furthermore, we maintain a large pool of other unencumbered securities in the U.S., Europe and Asia. For a description of all of our principal liquidity policies and of management oversight of liquidity, see our Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

     The Balance Sheet

      Goldman Sachs maintains a highly liquid balance sheet that fluctuates significantly between financial statement dates. The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

	As of

	August		November
	2002		2001

	($ in billions, except
	per share amounts)

Total assets	$350		$312

Adjusted assets(1)	269		240

Leverage ratio(2)	18.5	x	17.1	x

Adjusted leverage ratio(3)	14.3	x	13.2	x

Book value per share(4)	$38.18		$36.33

(1)	Adjusted assets represent total assets less securities purchased under agreements to resell, certain securities borrowed transactions and the increase in total assets related to certain provisions of SFAS No. 140.

(2)	Leverage ratio equals total assets divided by shareholders’ equity.

(3)	Adjusted leverage ratio equals adjusted assets divided by shareholders’ equity.

(4)	Book value per share was based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 493.5 million as of August 2002 and 501.8 million as of November 2001.

     As of August 2002 and November 2001, we held approximately $2.66 billion and $3.10 billion, respectively, in high-yield debt and emerging market securities. As of August 2002 and November 2001, we held approximately $3.89 billion and $3.45 billion, respectively, in bank loans. As of August 2002 and November 2001, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $1.81 billion and $2.85 billion, respectively. These carrying values were comprised of corporate principal investments with an aggregate carrying value of approximately $1.01 billion and $1.85 billion, respectively, and real estate investments with an aggregate carrying value of approximately $797 million and $1.00 billion, respectively. These assets may be relatively illiquid during times of market stress. We seek to diversify our holdings of these assets by industry and by geographic location.

      Our balance sheet is lower at quarter end than would be observed on an average basis. We require our businesses to reduce balance sheet usage on a quarterly basis to demonstrate compliance with limits set by management, thereby providing a disincentive to committing our capital over longer periods of time. These balance sheet reductions are generally achieved during the last several weeks of each fiscal quarter through ordinary-course, open-market transactions in the most liquid portions of our balance sheet, principally U.S. government and agency securities, securities of foreign sovereigns, and mortgage and money market instruments, as well as through the roll-off of repurchase agreements and collateralized financing arrangements. Accordingly, over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 19% lower and 12% lower, respectively, than amounts that would have been observed, based on a weekly average, over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or excess liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.

     Credit Ratings

      Goldman Sachs relies upon the short-term and long-term debt capital markets to fund a significant portion of its day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are also important to us when competing in certain markets and when seeking to engage in longer-term transactions including over-the-counter derivatives. We believe our credit ratings are determined primarily based on the credit rating agencies’ assessment of the external operating environment, our liquidity, market and credit risk management practices, the level and variability of our earnings, our franchise, reputation and management and our capital base. An adverse change in any of these factors could result in a reduction in our credit ratings which, in turn, could increase our borrowing costs, limit our access to the capital markets or require us to post additional collateral or permit counterparties to terminate transactions, pursuant to our obligations under bilateral provisions in certain of our trading and collateralized financing contracts. This could reduce our earnings and adversely affect our liquidity.

      The following table sets forth our credit ratings as of August 2002:

	Short-Term Debt	Long-Term Debt

Fitch(1)	F1+	AA-

Moody’s Investors Service(2)	P-1	Aa3

Standard & Poor’s(3)	A-1+	A+

(1)	On May 17, 2002, Fitch affirmed Goldman Sachs’ credit ratings but revised its outlook for the long-term debt rating from “stable” to “negative”.

(2)	On August 9, 2002, Moody’s Investors Service upgraded Goldman Sachs’ long-term debt rating from A1 to Aa3.

(3)	On August 15, 2002, Standard & Poor’s placed Goldman Sachs’ short-term debt rating on CreditWatch with negative implications but affirmed our long-term debt rating. Standard & Poor’s indicated that any reduction in Goldman Sachs’ short-term credit rating likely would not exceed one rating level. On July 16, 2001, Standard & Poor’s revised its outlook for Goldman Sachs’ ratings from “stable” to “negative”.

     As of August 2002, additional collateral that would have been callable in the event of a one level reduction in our long-term credit ratings, pursuant to bilateral agreements with certain counterparties, was not material.

     Short-Term Borrowings

      Goldman Sachs obtains unsecured short-term borrowings principally through issuance of commercial paper, promissory notes and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year.

      The following table sets forth our short-term borrowings as of August 2002:

Short-Term Borrowings

(in millions)

Commercial paper	$9,036

Promissory notes	21,965

Bank loans and other short-term borrowings	4,057

Current portion of long-term borrowings	4,976

Total	$40,034

      Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding commercial paper and promissory notes have no obligation to purchase new instruments when the outstanding instruments mature. As part of our overall liquidity policies, we maintain unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the coming year.

     Contractual Obligations and Contingent Commitments

      Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

      The following table sets forth our contractual obligations as of August 2002:

Contractual Obligations

(in millions)

	Remaining	2003-	2005-	2007-
	2002	2004	2006	Thereafter	Total

Long-term borrowings by contract maturity	$—	$8,263	$11,501	$17,998	$37,762

Minimum rental commitments	90	699	534	1,980	3,303

      As of August 2002, our consolidated long-term borrowings were $37.76 billion. Substantially all of our long-term borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2032. The weighted average maturity of our long-term borrowings as of August 2002 was approximately 5 years. A substantial portion of our long-term borrowings are swapped into U.S. dollar obligations with short-term floating rates of interest in order to minimize our exposure to interest rates and foreign exchange movements.

      As of August 2002, our minimum rental commitments, net of minimum sublease rentals, under noncancelable leases was $3.30 billion. These lease commitments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

      The following table sets forth our contingent commitments as of August 2002:

Contingent Commitments

(in millions)

	Amount of Commitment Expiration by Period

	Remaining	2003-	2005-	2007-
	2002	2004	2006	Thereafter	Total

Commitments to extend credit	$911	$4,999	$191	$895	$6,996

Commitments under letters of credit issued by banks to counterparties	7,391	3,913	11	1	11,316

Other commercial commitments(1)	136	667	785	544	2,132

Total	$8,438	$9,579	$987	$1,440	$20,444

(1)	Includes our merchant banking and construction commitments and guarantees related to our fund management activities.

     As of August 2002, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $43.75 billion.

     Stock Repurchase Program

      As of August 2002, we were authorized to repurchase up to 10.8 million additional shares of common stock pursuant to our common stock repurchase program. During the quarter, we repurchased 5.5 million shares of our common stock. The principal purpose of our stock repurchase program is to substantially offset the dilutive effect of employee equity-based compensation. The program has been effected through regular open-market purchases, the size of which has been and will be influenced by, among other factors, prevailing prices and market conditions.

Accounting Developments

      Currently, we elect to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. Beginning in fiscal 2003, we intend to account for stock-based employee compensation issued with respect to fiscal 2003 and thereafter in accordance with the fair-value method prescribed by SFAS No. 123. Under this new method, compensation expense will be recognized over the related service period based on the fair-value of stock options on the date of grant. The amount of stock-based compensation to be recognized under SFAS No. 123 in future years is not currently determinable because the number and value of stock options and/or restricted stock units to be granted to employees in the future is not yet known, nor are any related future service provisions. Management expects to continue to target compensation and benefits expenses at 50% (plus or minus a few percentage points) of consolidated net revenues.

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

      The following table sets forth the daily VaR for substantially all of our trading positions:

Daily VaR

(in millions)

	As of		Three Months Ended
			August 2002
	August	May
Risk Categories	2002	2002	Average	High	Low

Interest rates	$34	$32	$35	$68	$24

Equity prices	23	16	21	33	15

Currency rates	11	26	19	35	5

Commodity prices	13	11	11	14	9

Diversification effect(1)	(38)	(34)	(39)

Firmwide	$43	$51	$47	77	37

(1)	Equals the difference between firmwide daily VaR and the sum of the daily VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

     The following chart presents the daily VaR for substantially all of our trading positions during the nine months ended August 2002:

Firmwide VaR

Trading Net Revenues Distribution

      Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of our daily trading net revenues for the quarter ended August 2002:

Daily Trading Net Revenues

($ in millions)

      As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on one occasion during the quarter ended August 2002.

Nontrading Risk

      The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in the stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of August 2002, the sensitivity of our nontrading portfolio to a 10% equity market decline was $86 million.

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

      The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of August 2002, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure

($ in millions)

				Percentage
			Exposure	of Exposure
		Collateral	Net of	Net of
Credit Rating Equivalent	Exposure	Held(2)	Collateral	Collateral

AAA/Aaa	$5,918	$54	$5,864	17%

AA/Aa2	8,371	1,147	7,224	21

A/A2	13,877	1,156	12,721	37

BBB/Baa2	6,812	663	6,149	18

BB/Ba2 or lower	2,716	709	2,007	6

Unrated(1)	752	598	154	1

	$38,446	$4,327	$34,119	100%

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

     The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral

(in millions)

				5 Years
	0 - 6	6 - 12	1 - 5	or
Credit Rating Equivalent	Months	Months	Years	Greater	Total(2)

AAA/Aaa	$291	$140	$1,917	$3,516	$5,864

AA/Aa2	1,830	516	1,825	3,053	7,224

A/A2	1,988	759	2,785	7,189	12,721

BBB/Baa2	2,023	673	2,024	1,429	6,149

BB/Ba2 or lower	735	178	667	427	2,007

Unrated(1)	68	20	38	28	154

	$6,935	$2,286	$9,256	$15,642	$34,119

				5 Years
	0 - 6	6 - 12	1 - 5	or
Product	Months	Months	Years	Greater	Total(2)

Interest rate contracts	$494	$403	$6,307	$14,564	$21,768

Currency contracts	3,805	767	1,035	774	6,381

Commodity contracts	1,633	523	1,373	258	3,787

Equity contracts	1,003	593	541	46	2,183

	$6,935	$2,286	$9,256	$15,642	$34,119

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

Item 4: Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Goldman Sachs’ management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2001, as updated by our Quarterly Reports on Form 10-Q for the quarters ended February 22, 2002 and May 31, 2002.

IPO Process Matters

      On September 25, 2002, in the consolidated action on behalf of issuer plaintiffs alleging a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain initial public offerings, the federal district court denied the underwriter defendants’ motion to dismiss on statute of limitations grounds.

      On August 5, 2002, Goldman, Sachs & Co. moved for judgment on the pleadings in the actions pending in the U.S. District Court for the Northern District of California alleging that the firm intentionally underpriced initial public offerings for certain issuers. On August 1, 2002, Goldman, Sachs & Co. moved to dismiss the underpricing action brought in New York Supreme Court, New York County by an official committee of unsecured creditors on behalf of another issuer which is in bankruptcy.

      On September 4, 2002, The Goldman Sachs Group, Inc. received a request for information relating to certain initial public offerings from the U.S. House of Representatives Committee on Financial Services. Goldman Sachs is cooperating with the request.

Owens Corning, Inc. Bondholder Litigation

      By a decision dated August 26, 2002, the federal district court denied the underwriter defendants’ motion to dismiss.

Research Independence Matters

      Goldman, Sachs & Co. is one of several investment firms that have been named as a defendant in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York on August 30, 2002 and September 12, 2002 alleging violations of the federal securities laws in connection with research coverage of Covad Communications Company and Allied Riser Communications Corp., respectively. The actions seek compensatory damages.

      The Goldman Sachs Group, Inc. has received additional subpoenas and/or requests for information from the New York State Attorney General, the Utah Attorney General, the New York Stock Exchange (which has issued a joint inquiry together with the U.S. Securities and Exchange Commission and the NASD Regulation), the U.S. Attorney’s Office for the Southern District of New York, and the U.S. House of Representatives Committee on Financial Services. Goldman Sachs is continuing to cooperate with the investigations.

Enron Exchangeable Notes Litigation

      In the Texas federal court litigation, a new purported securities class action was filed on August 9, 2002 on behalf of purchasers of the Exchangeable Notes asserting claims substantively identical to the claims relating to the notes in the original consolidated complaint. The complaint named as defendants certain past and present officers and directors of Enron Corp., the company’s outside accounting firm, and two of the managing underwriters of the August 1999 offering. The complaint generally alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages.

Exodus Securities Litigation

      By an amended complaint dated July 11, 2002, Goldman, Sachs & Co. and the other lead underwriters for the February 2001 offering of 13,000,000 shares of common stock and $575,000,000 of 5 1/4% convertible subordinated notes of Exodus Communications, Inc. were added as defendants in a purported class action pending in the U.S. District Court for the Northern District of California. The complaint, which also names as defendants certain officers and directors of Exodus Communications, alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages. Goldman, Sachs & Co. underwrote 5,200,000 shares of common stock for a total offering price of approximately $96,200,000, and $230,000,000 principal amount of the notes.

      On September 26, 2001, Exodus Communications filed for protection under the U.S. bankruptcy laws.

Montana Power Shareholders Litigation

      Goldman, Sachs & Co. has been named as a defendant in a purported class action commenced against it on October 1, 2001 in Montana District Court, Second Judicial District on behalf of shareholders of Montana Power Company. The complaint generally alleges that Montana Power Company violated Montana law by failing to procure shareholder approval of certain corporate strategies and transactions, that the company’s board breached its fiduciary duties in pursuing those strategies and transactions, and that Goldman, Sachs & Co. rendered negligent advice as well as aided and abetted the board’s breaches in its role as financial advisor to the company. The complaint seeks, among other things, compensatory damages. In addition to Goldman, Sachs & Co., the defendants include Montana Power Company, certain of its officers and directors, an outside law firm for the company, and certain companies that purchased assets from Montana Power Company. The court denied motions to dismiss by a decision dated August 1, 2002.

WorldCom Bondholders Litigation

      Goldman, Sachs & Co. and other underwriters of WorldCom, Inc. bonds have been named as defendants in certain lawsuits alleging that the offering materials were false and misleading. Two of the lawsuits are purported class actions filed in the U.S. District Court for the Southern District of New York on July 10, 2002 and the U.S. District Court for the District of Columbia on July 19, 2002, respectively, relating to a May 24, 2000 offering of $1,250,000,000 principal amount of 8% notes due 2006. The New York action purports to be brought on behalf of purchasers of the 8% notes issued in, or traceable to, the 2000 offering and generally alleges violations of the disclosure requirements of the federal securities laws. The District of Columbia action purports to be brought on behalf of persons who were participants in or beneficiaries of WorldCom’s 401(k) Salary Savings Plan and/or other WorldCom retirement and savings plans and generally alleges violations of the Employee Retirement Income Security Act as well as common law claims in connection with the purchase of the 8% notes as well as WorldCom common stock. Goldman, Sachs & Co. underwrote $18,750,000 principal amount of the 8% notes in the 2000 offering. A third lawsuit was filed by two individual institutions in the U.S. District Court for the Southern District of Mississippi on September 16, 2002 seeking damages relating to their purchase of approximately $110,000,000 principal amount of various WorldCom bonds, including several series as to which Goldman Sachs acted as an underwriter. In so far as the claims against Goldman, Sachs & Co. are concerned, the Mississippi action alleges violations of the disclosure requirements of the federal securities laws as well as common law claims. Among the defendants in these actions in addition to the underwriters are WorldCom, certain of WorldCom’s present or former officers and/or directors, and/or WorldCom’s outside accounting firm. Each of these actions seeks, among other things, compensatory damages. Requests to consolidate these and other pending litigation relating to WorldCom are pending before the Judicial Panel on Multidistrict Litigation.

      On July 21, 2002, WorldCom filed for protection under the U.S. bankruptcy laws.

Item 2: Changes in Securities and Use of Proceeds

      On June 26, 2002, we issued 591,736 shares of common stock in connection with our acquisition of Walter N. Frank & Co., LLC (Walter Frank). These shares were issued in exchange for membership interests in Walter Frank and were issued in a transaction not involving a public offering in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering (with the recipients representing their intentions to acquire the shares for their own accounts and not with a view to the distribution thereof and acknowledging that the shares were issued in a transaction not registered under the Securities Act of 1933).

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

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.1	Master Termination and Release of Certain Operative Documents, dated as of August 19, 2002, among GSJC 30 Hudson Urban Renewal L.L.C., GSJC 50 Hudson Urban Renewal L.L.C., The Goldman Sachs Group, Inc., GSJC Land L.L.C., Hudson Street Lessor L.L.C., 30 Hudson Street Lessor Urban Renewal L.L.C., 50 Hudson Street Lessor Urban Renewal L.L.C., Hudson Street Lessor Investment Trust 2000-1, Wilmington Trust Company, Hudson Street Funding Corporation, Goldman, Sachs & Co., Hatteras Funding Corporation, Bank of America, National Association, The Chase Manhattan Bank and Various Financial Institutions as Investors and Liquidity Purchasers.

12.1	Statement re computation of ratios of earnings to fixed charges.

15.1	Letter re Unaudited Interim Financial Information.

      (b) Reports on Form 8-K:

      On August 6, 2002, Group Inc. filed a Current Report on Form 8-K furnishing written statements of its principal executive officer and principal financial officer relating to certain of Group Inc.’s filings under the Securities Exchange Act of 1934.

      On September 24, 2002, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal third quarter ended August 30, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH E. SMITH

Name: Sarah E. Smith
Title: Chief Accounting Officer

Date: October 11, 2002

CERTIFICATION

I, Henry M. Paulson, Jr., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of The Goldman Sachs Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HENRY M. PAULSON, JR.

Name: Henry M. Paulson, Jr.
Title: Chief Executive Officer

Date: October 11, 2002

CERTIFICATION

I, David A. Viniar, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of The Goldman Sachs Group, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

Date: October 11, 2002