Form 10-K
period 2002-11-29
GOLDMAN SACHS GROUP INC/
filed 2003-02-27
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 29, 2002	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4019460 (I.R.S. employer identification no.)

85 Broad Street New York, N.Y. (Address of principal executive offices)	10004 (Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share, and attached Shareholder Protection Rights	New York Stock Exchange
Medium-Term Notes, Series B, 0.25% Exchangeable Notes due 2007; Index-Linked Notes due 2004; 1% Exchangeable Notes due 2007; 0.75% Exchangeable Notes due 2005; 1% Exchangeable Basket-Linked Notes due 2007; 0.25% Exchangeable Equity-Linked Notes due November 1, 2005; 0.25% Exchangeable Equity-Linked Notes due November 7, 2005; and 0.50% Exchangeable Equity-Linked Notes due 2007
American Stock Exchange
Medium-Term Notes, Series B, 2.00% Exchangeable Notes due 2006; 7.35% Notes due 2009; 7.50% Notes due 2005; 7.80% Notes due 2010; and Floating Rate Notes due 2005	New York Stock Exchange
Medium-Term Notes, Series B, Callable Index-Linked Notes due December 2, 2003	Chicago Board Options Exchange

Securities registered pursuant to Section 12(g) of the Act: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐

       As of May 31, 2002, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $32 billion.

       As of January 31, 2003, there were 471,946,312 shares of the registrant’s common stock outstanding.

       Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s 2002 Annual Report to Shareholders are incorporated by reference in this Form 10-K in response to Part II, Items 5, 6, 7, 7A and 8, and Part IV, Item 15. Portions of The Goldman Sachs Group, Inc.’s Proxy Statement dated February 27, 2003, for its 2003 Annual Meeting of Shareholders to be held on April 1, 2003, are incorporated by reference in this Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12 and 13.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 29, 2002

PART I

Item 1.     Business

Overview

       Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base. As of November 29, 2002, we operated offices in over 20 countries and approximately 37% of our 19,739 employees were based outside the United States.

       Goldman Sachs is the successor to a commercial paper business founded in 1869 by Marcus Goldman. On May 7, 1999, we converted from a partnership to a corporation and completed an initial public offering of our common stock.

       All references to 2002, 2001 and 2000 refer to our fiscal year ended, or the date, as the context requires, November 29, 2002, November 30, 2001 and November 24, 2000, respectively.

       When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

       Financial information concerning our business segments and geographic regions for each of 2002, 2001 and 2000 is set forth in “Management’s Discussion and Analysis,” and the consolidated financial statements and the notes thereto, in our 2002 Annual Report to Shareholders, which are incorporated by reference in Part II, Items 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K.

       Our Internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/investor  relations. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also posted on our web site are our charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, as well as Corporate Governance Guidelines and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our web site any amendment to such Code and any waiver applicable to our senior financial officers, as defined in the Code. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site.

Business Segments

       Our activities are divided into three segments:

•	Investment Banking;

•	Trading and Principal Investments; and

•	Asset Management and Securities Services.

       Our Investment Banking and Trading and Principal Investments activities were previously aggregated into one reporting segment — Global Capital Markets.

       The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Operating Results by Segment

(in millions)

	Year Ended November

	2002	2001	2000

Investment Banking
Net revenues	$2,830	$3,836	$5,371
Operating expenses	2,454	3,117	3,645

Pre-tax earnings	$376	$719	$1,726

Trading and Principal Investments
Net revenues	$5,249	$6,349	$6,627
Operating expenses	4,273	5,134	4,199

Pre-tax earnings	$976	$1,215	$2,428

Asset Management and Securities Services
Net revenues	$5,907	$5,626	$4,592
Operating expenses	3,794	3,501	3,008

Pre-tax earnings	$2,113	$2,125	$1,584

Total
Net revenues	$13,986	$15,811	$16,590
Operating expenses(1)	10,733	12,115	11,570

Pre-tax earnings	$3,253	$3,696	$5,020

(1)	Includes the following expenses that have not been allocated to our segments: (i) amortization of employee initial public offering awards of $212 million, $363 million and $428 million for the years ended November 2002, November 2001 and November 2000, respectively, and (ii) nonrecurring acquisition awards of $290 million related to our combination with Spear, Leeds & Kellogg for the year ended November 2000.

       These segments consist of various product and service offerings that are set forth in the following chart:

Primary Products and Activities by Business Segment

		Trading and Principal		Asset Management and
Investment Banking		Investments		Securities Services

—	Equity and debt	—	Commodities and	—	Commissions received on
	underwriting		commodity derivatives		equity securities and
—	Financial restructuring	—	Credit products, including		derivatives
	advisory services		investment-grade corporate	—	Increased share of
—	Mergers and acquisitions		securities, high-yield		merchant banking fund
	advisory services		securities, bank loans,		income and gains
			municipal securities, credit	—	Institutional and high-net-
			derivatives and emerging		worth asset management
			market debt	—	Margin lending
		—	Currencies and currency	—	Matched book
			derivatives	—	Merchant banking
		—	Interest rate products,		management fees
			including interest rate	—	Mutual funds
			derivatives and global	—	Prime brokerage
			government securities	—	Securities lending
		—	Money market instruments	—	Securities, futures and
		—	Mortgage-backed securities		options clearing services
and loans
		—	Principal investments
		—	Proprietary trading
		—	Specialist and market
maker in securities and
options
		—	Spreads received on, and
proprietary positions in,
equity securities and
derivatives

Investment Banking

       Investment Banking represented 20% of 2002 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.

       Our current structure, which is organized by regional, industry and product groups, seeks to combine client-focused investment bankers with execution and industry expertise. Because our businesses are global, we have adapted our organization to meet the demands of our clients in each geographic region. Through our commitment to teamwork, we believe that we provide services in an integrated fashion for the benefit of our clients.

       Our investment banking activities are divided into two categories:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs; and

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt securities.

Financial Advisory

       Goldman Sachs is a leading investment bank in worldwide mergers and acquisitions. Our mergers and acquisitions capabilities are evidenced by our significant share of assignments in large, complex transactions for which we provide multiple services, including “one-stop” acquisition financing and cross-border structuring expertise as well as services in other areas of the firm, such as currency hedging.

Underwriting

       We underwrite a wide range of securities and other instruments, including common and preferred stock, convertible and exchangeable securities, investment-grade debt, high-yield debt, sovereign and emerging market debt, municipal debt, bank loans, asset-backed securities and real estate-related securities, such as mortgage-backed securities and the securities of real estate investment trusts.

       Equity Underwriting. Equity underwriting has been a long-term core strength of Goldman Sachs. As with mergers and acquisitions, we have been particularly successful in winning mandates for large, complex equity underwritings. We believe our leadership in worldwide initial public offerings and worldwide public common stock offerings reflects our expertise in complex transactions, track record and distribution capabilities.

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

       Debt Underwriting. We engage in the underwriting and origination of various types of debt instruments including:

•	investment-grade debt;

•	high-yield debt and bank loans for non-investment-grade issuers;

•	emerging market debt, which includes corporate and sovereign issues; and

•	structured securities, including asset-backed and mortgage-backed securities and collateralized debt obligations.

       We have employed a focused approach in debt underwriting, emphasizing high value-added areas in servicing our clients.

Trading and Principal Investments

       Trading and Principal Investments represented 38% of 2002 net revenues. Our Trading and Principal Investments business facilitates customer transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in, and trading of, fixed income and equity products, currencies, commodities, and swaps and other derivatives. In addition, we engage in floor-based and electronic market making as a specialist on U.S. equities and options exchanges. In order to meet the needs of our clients, our Trading and Principal Investments business is diversified across a wide range of products. We believe our willingness and ability to take risk distinguishes us from many of our competitors and substantially enhances our client relationships.

       Trading and Principal Investments is divided into three categories:

•	Fixed Income, Currency and Commodities. We make markets in and trade interest rate and credit products, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading;

•	Equities. We make markets in, act as a specialist for, and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading; and

•	Principal Investments. Principal Investments primarily represents net revenues from our merchant banking investments.

      Fixed Income, Currency and Commodities

       FICC is a large and diversified operation through which we engage in a variety of customer-driven market making and proprietary trading activities. FICC’s principal product areas are:

       • Commodities and commodity derivatives;

•	Credit products, including investment-grade corporate securities, high-yield securities, bank loans, municipal securities, credit derivatives and emerging market debt;

•	Currencies and currency derivatives;

•	Interest rate products, including interest rate derivatives and global government securities;

•	Money market instruments; and

•	Mortgage-backed securities and loans.

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

       In its customer-driven business, FICC strives to deliver high-quality service by offering broad market-making, research and market knowledge to our clients on a global basis and by creating innovative solutions to complex client problems by drawing upon our structuring and trading expertise. In addition, we use our expertise to take positions in markets to facilitate customer transactions.

       In our proprietary activities, we assume a variety of risks and devote resources to identify, analyze and benefit from these exposures. We leverage our strong research capabilities and capitalize on our proprietary analytical models to analyze information and make informed trading judgments. We seek to benefit from perceived disparities in the value of assets in the trading markets and from macroeconomic and company-specific trends.

       A core activity in FICC is market making in a broad array of securities and products. For example, we are a primary dealer in many of the largest government bond markets around the world, including the United States, Japan and the United Kingdom. We are a member of the major futures exchanges, and also have interbank dealer status in the currency markets in New York, London, Tokyo and Hong Kong. Our willingness to make markets in a broad range of fixed income, currency and commodity products and their derivatives is crucial both to our client relationships and to support our underwriting business by providing secondary market liquidity. Our FICC research capabilities include quantitative and qualitative analyses of global economic, currency and financial market trends, as well as credit analyses of corporate and sovereign fixed income securities.

Equities

       Goldman Sachs trades equity securities and equity-related products (such as convertible securities, options, futures and over-the-counter (OTC) derivative instruments) on a global basis as an agent, a market maker and on a proprietary basis. As an agent and market maker we facilitate customer transactions, often by committing capital, to provide liquidity to clients with large blocks of stocks or options. In the U.S., we are one of the leading specialists on the New York Stock Exchange and in the listed options market and we are a designated market maker in over 5,000 stocks traded on the Nasdaq Stock Market. Goldman Sachs is a member of most of the world’s major stock, futures and options exchanges, including those located in New York, Chicago, London, Paris, Frankfurt, Tokyo and Hong Kong.

       We execute transactions in equity securities and derivatives as agents for institutional and individual customers that generate commission revenues. Commissions earned on these transactions are recorded in Asset Management and Securities Services.

       In equity trading, as in FICC, we generate net revenues from our customer-driven business in three ways. First, by capitalizing on our strong market relationships and capital position, we undertake large transactions in which we benefit from spreads that are generally larger than in higher volume transactions. For example, Goldman Sachs is active in the execution of large block trades (trades of 50,000 or more shares). Second, in large, highly liquid principal markets, we undertake a high volume of transactions for modest spreads. Finally, we also benefit from structuring complex transactions.

       In the listed options and futures markets, we structure, distribute and execute OTC derivatives on market indices, industry groups and individual company stocks to facilitate customer transactions and our proprietary activities. We develop quantitative strategies and render advice with respect to portfolio hedging and restructuring and asset allocation transactions. We also create specially tailored instruments to enable sophisticated investors to undertake hedging strategies and establish or liquidate investment positions. We are one of the leading participants in the trading and development of equity derivative instruments. We are an active participant in the trading of futures and options on most of the major exchanges in the United States, Europe and Asia.

       Our proprietary trading businesses utilize a variety of strategies to take advantage of market conditions and events in different regions and markets. These include, among others, relative value trading (which involves trading strategies to take advantage of perceived discrepancies in the relative value of financial instruments, including debt and equity instruments), risk arbitrage (which focuses on event-oriented special situations such as corporate restructurings, recapitalizations, mergers and acquisitions and legal and regulatory events) and statistical arbitrage (which involves trading strategies based on analyses of historical price relationships among sectors of the equities markets).

Trading Risk Management

       We believe that our trading and market-making capabilities are key ingredients to our success. While these businesses have generally earned attractive returns, we have in the past incurred significant trading losses in periods of market turbulence, such as in 1994 and the second half of 1998, and in connection with specific significant positions.

       Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. As part of this process, we analyze not only market risk but also credit and other financial risks. Risk management includes input from all levels of Goldman Sachs, from the trading desks to the Firmwide Risk Committee. For a further discussion of our risk management policies and procedures, see “Management’s Discussion and

Analysis — Risk Management” in the 2002 Annual Report to Shareholders, which is incorporated by reference in Part II, Items 7 and 7A of this Annual Report on Form 10-K.

       In both our customer-driven and proprietary activities in Equities and FICC, we manage our exposure to credit and other financial risks on a global basis across all our products.

      Principal Investments

       In connection with our merchant banking activities, we invest by making principal investments directly and through funds that we raise and manage. As of November 2002, we managed private investment funds with total equity capital commitments from our clients and from Goldman Sachs of $37.55 billion, including funded amounts; Goldman Sachs also had outstanding commitments to invest up to $1.46 billion. The funds’ investments generate capital appreciation or depreciation and, upon disposition, realized gains or losses. See “— Asset Management and Securities Services — Asset Management — Merchant Banking” for a discussion of our merchant banking funds. As of November 2002, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $1.78 billion, which consisted of corporate principal investments with an aggregate carrying value of approximately $1.04 billion and real estate investments with an aggregate carrying value of approximately $744 million.

Asset Management and Securities Services

       The components of the Asset Management and Securities Services segment, which represented 42% of 2002 net revenues, are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of interest rate spreads or fees; and

•	Commissions. Commissions includes fees from executing and clearing client transactions on major stock, options and futures markets worldwide. Commissions also includes revenues from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (typically referred to as an “override”). For a discussion regarding our increased share of the income and gains from our merchant banking funds, see “— Asset Management — Merchant Banking” below.

       In January 2002, we began to implement a new fee-based pricing structure in our Nasdaq trading business. Previously we did not charge explicit fees in this business but rather earned market-making revenues based generally on the difference between bid and ask prices. These market-making net revenues are reported in our Equities trading results. As a result of the change to the fee-based pricing structure, a substantial portion of our Nasdaq net revenues is reported in Commissions.

      Asset Management

       We offer a broad array of investment strategies and advice across all major asset classes: global equity, fixed income (including money markets), currency and alternative investment products (i.e., investment vehicles with non-traditional investment objectives and/or strategies).

       Assets under management typically generate fees based on a percentage of their value and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. We also earn trading commissions on assets in brokerage accounts of high-net-worth individuals, although the trend in our private wealth management business has been away from traditional brokerage accounts that generate commission revenue to accounts that pay fees based on the assets under management.

       The amount of assets under management is set forth in the graph below. In the following graph, as well as in the following tables, substantially all assets under management are valued as of calendar month-end.

Assets Under Management

($ in billions)

       The following table sets forth assets under management by asset class:

Assets Under Management by Asset Class

(in billions)

	As of November

	2002	2001	2000

Asset Class
Money markets	$108	$122	$72
Fixed income and currency	96	71	57
Equity	86	96	107
Alternative investments(1)	58	62	58

Total	$348	$351	$294

(1)	Includes merchant banking, quantitative asset allocation and other similar funds that we manage, as well as funds where we recommend one or more subadvisors for our clients.

       Clients. Our clients are institutions and high-net-worth individuals as well as retail investors. We access institutional and high-net-worth clients through both direct and third-party channels and retail clients through third-party channels. Our institutional clients include pension funds, governmental organizations, corporations, insurance companies, foundations and endowments. In the third-party distribution channel, we distribute our mutual funds on a worldwide basis through banks, brokerage firms, insurance companies and other financial intermediaries.

       The table below sets forth the amount of assets under management by distribution channel and client category as of November 2002:

Assets Under Management by Distribution Channel

(in billions)

	Assets Under
	Management(1)	Primary Investment Vehicles

• Directly Distributed
— Institutional	$120	Separate managed accounts
— High-net-worth individuals	92	Commingled vehicles
		Mutual funds
		Brokerage accounts
		Private investment funds
		Separate managed accounts
• Third-party distributed — Institutional and retail	117	Mutual funds

Total	$329

(1)	Excludes $19.26 billion in certain of our merchant banking funds.

       Merchant Banking. Goldman Sachs has established a successful record in the corporate and real estate merchant banking business, sponsoring private investment funds with $37.55 billion of committed capital as of November 2002, of which $24.95 billion has been funded. We have provided a portion of those amounts. See “— Trading and Principal Investments — Principal Investments” above. Our clients, including pension plans, endowments, charitable institutions and high-net-worth individuals, have provided the remainder.

       Our strategy with respect to our merchant banking funds generally is to invest opportunistically to build a portfolio of investments that is diversified by industry, product type, geographic region and transaction structure and type. Some of these investment funds pursue, on a global basis, long-term investments in equity and debt securities in privately negotiated transactions, leveraged buyouts and acquisitions. As of November 2002, our corporate merchant banking funds had total committed capital of $25.42 billion. Other funds, with total committed capital of $12.12 billion as of November 2002, invest in real estate operating companies, debt and equity interests in real estate assets, and other real estate-related investments.

       Merchant banking activities generate three revenue streams. First, we receive a management fee that is generally a percentage of a fund’s committed capital, invested capital, total gross acquisition cost or asset value. These annual management fees are included in our Asset Management revenues. Second, Goldman Sachs, as a substantial investor in these funds, is allocated its proportionate share of the funds’ unrealized appreciation or depreciation arising from changes in fair value as well as gains and losses upon realization. These items are included in our Trading and Principal Investments net revenues. Finally, after the fund has achieved a minimum return for fund investors, we receive an increased share of the fund’s income and gains that is a percentage of the income and gains from the fund’s investments. Revenues from the increased share of the funds’ income and gains are included in Commissions.

      Securities Services

       Securities Services activities include prime brokerage, financing services and securities lending. We provide these services to a diversified U.S. and international customer base,

including mutual funds, pension funds, hedge funds, foundations, endowments and high-net-worth individuals. Securities Services also includes our matched book businesses.

       We offer prime brokerage services to our clients, allowing them the flexibility to trade with most brokers while maintaining a single source for financing and consolidated portfolio reports. Our prime brokerage activities provide clearing and custody in 50 markets (with revenues from clearing and custody included in Commissions), consolidated multi-currency accounting and reporting and offshore fund administration. Additionally, we provide financing to our clients for their securities trading activities through margin and securities loans that are collateralized by securities, cash or other acceptable collateral held in the client’s account.

       Securities lending activities principally involve the borrowing and lending of equity securities to cover customer and Goldman Sachs’ short sales and otherwise to make deliveries into the market. In addition, we are an active participant in the broker-to-broker securities lending business and the third-party agency lending business.

      Commissions

       Goldman Sachs generates fees from executing and clearing client transactions on major stock, options and futures markets worldwide. As discussed above, Commissions also includes the increased share of the income and gains derived from our merchant banking funds.

Global Investment Research

       Our Global Investment Research Division provides fundamental research on industries and companies, macroeconomics, currencies, commodities and portfolio strategy on a worldwide basis.

       Global Investment Research employs a team approach that as of November 2002 provided research coverage of approximately 1,850 companies worldwide, over 50 economies and 25 stock markets. This is accomplished by four groups:

•	the Equity Analyst group, which consists of four regional departments, provides fundamental analysis, forecasts and investment opinions for companies and industries worldwide. Equity research analysts are organized regionally by industry team, which allows for extensive collaboration and knowledge sharing among analysts on important investment themes;

•	the Economic Research group, which consists of four regional departments, formulates macroeconomic forecasts for economic activity, foreign exchange and interest rates based on the globally coordinated views of its regional economists;

•	the Portfolio Strategy group, which consists of four regional departments, formulates equity market forecasts and provides opinions on both asset and industry sector allocation; and

•	the Commodities Research group, which consists of departments in London and New York, provides research on the global commodity markets.

       Further information regarding research at Goldman Sachs is provided under “— Regulation — Regulations applicable in and outside the United States,” “— Certain Factors That May Affect Our Business — Legal and Regulatory” and “Legal Proceedings — Research Independence Matters” in Item 3 of this Annual Report on Form 10-K.

Technology Strategy

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

       We have tailored our services to our clients by providing them with electronic access to our products and services. In particular, we have extended our global electronic trading and information distribution capabilities to our clients via the Internet and other forms of electronic connectivity. These capabilities cover many of our fixed income, currency, commodity, equity and mutual fund products around the world. We have also used the Internet to improve the ease and quality of communication with our institutional and high-net-worth clients.

       Internet technology and electronic commerce have changed and will continue to change the ways that securities and other financial products are traded, distributed and settled. This creates both opportunities and challenges for our businesses. We remain committed to being at the forefront of technological innovation in the global capital markets.

       We have developed software that enables us to monitor and analyze our market and credit risks. This risk management software not only analyzes market risk on firmwide, divisional and trading desk levels, but also breaks down our risk into its underlying exposures, permitting management to evaluate exposures on the basis of specific interest rate, currency exchange rate, equity price or commodity price changes. To assist further in the management of our credit exposures, data from many sources are aggregated daily into credit management systems that give senior management and professionals in the Credit and Controllers departments the ability to receive timely information with respect to credit exposures worldwide, including netting information, and the ability to analyze complex risk situations effectively. Our software accesses this data, allows for quick analysis at the level of individual trades, and interacts with other Goldman Sachs systems.

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

       As of November 2002, we had 19,739 employees, which excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these property management employees are reimbursed to Goldman Sachs by the real estate investment funds to which these subsidiaries provide property management services.

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

       In recent years, there has been substantial consolidation and convergence among companies in the financial services industry, due in part to U.S. federal legislation that has expanded the activities permissible for firms affiliated with a U.S. bank. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which could result in pricing pressure in our businesses. Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In particular, corporate clients sometimes seek to require such commitments from financial services firms in connection with investment banking assignments.

       The trend toward consolidation and convergence has significantly increased the capital base and geographic reach of some of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. In order to take advantage of some of our most significant challenges and opportunities, we will have to compete successfully with financial institutions that are larger and better-capitalized and that may have a stronger local presence and longer operating history outside the United States.

       We have experienced intense price competition in some of our businesses in recent years. For example, equity and debt underwriting discounts, as well as trading spreads, have been under pressure for a number of years and the ability to execute trades electronically, through the Internet and through other alternative trading systems, may increase the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue. Moreover, the introduction of decimalization has led to a reduction in the revenues of our specialist business and to the implementation of a new fee-based pricing structure in our Nasdaq trading business, as discussed above under “— Asset Management and Securities Services.” We believe that we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices.

       The trading of futures on single stocks commenced in November 2002. It is too early to tell what the exact impact of the introduction of single stock futures contracts will be on the businesses of Goldman Sachs. While commissions and clearing fees may increase, other aspects of our business, in particular, our OTC derivative business, may be adversely affected.

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

       Broker-dealers, in particular, are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the operation and profitability of Goldman Sachs.

      Regulation in the United States

       In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Our principal broker-dealer in the United States is Goldman, Sachs & Co., which is registered as a broker-dealer and as an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as the NYSE and the NASD, adopt rules that apply to, and examine, broker-dealers such as Goldman, Sachs & Co. In addition, state securities and other regulators also have regulatory or oversight authority over Goldman, Sachs & Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. Spear, Leeds & Kellogg, L.P. and certain of its affiliates are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and the NASD. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives businesses previously conducted by other affiliates.

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

       As a registered broker-dealer and member of various self-regulatory organizations, Goldman, Sachs & Co. is subject to the SEC’s uniform net capital rule, Rule 15c3-1. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. Goldman, Sachs & Co. is also subject to the net capital requirements of the CFTC and various securities and commodity exchanges. See Note 14 to the consolidated financial statements incorporated by reference in Part II, Item 8 of this Annual Report on Form 10-K.

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

       The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money-laundering laws outside of the U.S. contain some similar provisions. The increased obligations of financial institutions, including Goldman Sachs, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which will increase our costs and may subject us to liability.

      Regulation outside of the United States

       Goldman Sachs is an active participant in the international fixed income and equities markets. Many of our affiliates that participate in these markets are subject to comprehensive regulations that include some form of capital adequacy rules and other customer protection rules. Goldman Sachs provides investment services in and from the United Kingdom under the regulation of The Financial Services Authority. Various Goldman Sachs entities operating in Europe are also regulated by, among others, the Federal Financial Supervisory Authority (BaFin), the Bundesbank and other regulatory authorities in Germany, French and Swiss banking authorities, the London Stock Exchange and other securities, derivatives and commodities exchanges of which they are members. The investment services that are subject to oversight by the FSA and other European regulators are regulated in accordance with European Union directives requiring, among other things, compliance with certain capital adequacy standards, customer protection requirements and conduct of business rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the European Union and are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and CFTC rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such directives and these local requirements can result in certain competitive disadvantages to Goldman Sachs.

       In addition, the Financial Services Agency, the Tokyo Stock Exchange, the Osaka Securities Exchange, the Tokyo International Financial Futures Exchange and the Japan Securities Dealers Association in Japan, the Securities and Futures Commission in Hong Kong, and the Monetary Authority of Singapore, among others, regulate various of our subsidiaries in Asia and also have capital standards and other requirements comparable to the rules of the SEC.

       The European Financial Conglomerates Directive, adopted by the European Union on November 20, 2002, proposes certain changes to the way in which financial conglomerates and other financial services organizations are regulated. These changes may affect the regulation of our European subsidiaries, and potentially of our business globally, and Goldman Sachs entities that are currently unregulated may become subject to regulation. We continue to work with our regulators to understand the impact of these changes.

      Regulations applicable in and outside the United States

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

       Compliance with the net capital requirements of U.S. and non-U.S. regulators could limit those operations of our subsidiaries that require the intensive use of capital, such as underwriting and trading activities, specialist activities and the financing of customer account balances, and also could restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to repay debt or pay dividends on our common stock.

       Our specialist businesses are subject to extensive regulation by a number of securities exchanges. The rules of these exchanges generally require our specialists to maintain orderly markets in the securities in which they are specialists. These requirements, in turn, may require us to commit significant amounts of capital to our specialist businesses.

       The research departments of investment banks are the subject of increased regulatory scrutiny. In 2002, the SEC, the NYSE and the NASD adopted numerous rules affecting research analysts and their interaction with investment banking departments at member securities firms, as well as other companies. Also, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the NASD proposed additional heightened restrictions on the interaction between research analysts and investment banking departments at member securities firms. Various non-U.S. jurisdictions have also changed or proposed to change their requirements with respect to research. In addition, several major securities firms, including Goldman, Sachs & Co., have recently reached agreements in principle with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into the practices of their research departments. As part of this global settlement, restrictions will be imposed on the interaction between research and investment banking departments and these securities firms will be required to fund the provision of independent research to their customers. In connection with the agreements in principle, the firm also expects to be joining the other leading securities firms who are part of the proposed global settlement in an initiative that generally will prohibit the allocation of shares in initial public offerings to executives and directors of public companies. We do not know the practical effect that such restrictions or measures would have on our business, if adopted.

Certain Factors That May Affect Our Business

      Market Conditions

       As an investment banking, securities and investment management firm, our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. In the last year, we have been operating in a very challenging environment: the number and size of securities underwritings and mergers and acquisition transactions have declined significantly; the equities markets in the United States and elsewhere have been volatile and are at levels substantially below their record highs; investors have exhibited concerns over the integrity of the U.S. financial markets as a result of recent, highly-publicized financial scandals; and the attention of management of many clients has been diverted from capital-raising transactions and acquisitions and dispositions in part as a result of corporate governance regulations, such as the Sarbanes-Oxley Act of 2002, and related uncertainty in capital markets. It is unclear how long this environment will last, but so long as it does, our businesses will be adversely affected.

       These types of economic and market conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability in many ways, including the following:

•	We generally maintain large trading, specialist and investment positions. Market fluctuations and volatility may adversely affect the value of those positions, including our interest rate and credit products, currency, commodity and equity positions and our merchant banking investments, or may reduce our willingness to enter into some new transactions.

•	A continuation of the industry-wide declines in the volume of equity underwritings and mergers and acquisitions is likely to have a continuing adverse effect on our revenues and, because we may be unable to reduce expenses correspondingly, our profit margins. In particular, because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decrease in the number of large transactions due to uncertain or unfavorable market conditions may adversely affect our investment banking business.

•	Declines in the volume and number of investment banking transactions may continue to increase price competition.

•	Reductions in the level of the equities markets also tend to reduce the value of our clients’ portfolios, which in turn may reduce the fees we earn for managing assets. Even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and therefore in the fees we receive.

•	Concentration of risk in the past has increased the losses that we have incurred in our proprietary trading, market-making, block trading, merchant banking, underwriting and lending businesses and may continue to do so in the future.

•	The volume of transactions that we execute for our customers and as a specialist may decline, which would reduce the revenues we receive from commissions and spreads. In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in trading losses and an increased need for liquidity. Finally, further weakness in global equities markets could adversely impact our trading businesses and impair the value of our goodwill and identifiable intangible assets.

Risk Management, Liquidity and Credit

       If any of the variety of instruments and strategies we utilize to hedge or otherwise manage our exposure to various types of risk are not effective, we may incur losses. Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

       Liquidity (i.e., ready access to funds) is essential to our businesses. Our liquidity could be impaired by an inability to access the long-term or short-term debt markets, an inability to access the repurchase and securities lending markets, or an inability to sell assets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption, perceptions about our creditworthiness, or an operational problem that affects third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

       Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs or trigger our obligations under certain bilateral provisions in some of our trading and collateralized financing contracts. Under such provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements.

       The Goldman Sachs Group, Inc. is a holding company and, therefore, it depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Many of our subsidiaries, including Goldman, Sachs & Co., are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to The Goldman Sachs Group, Inc. Regulatory action of that kind could impede access to funds that The Goldman Sachs Group, Inc. needs to make payments on obligations, including debt obligations, or dividend payments.

       We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth of the entities to which we have such exposure. As a clearing member firm, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. In addition, we have experienced, due to competitive factors, pressure to extend credit and price more aggressively the credit risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking assignments. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

      Operations and Infrastructure

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

       We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.

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

      Legal and Regulatory

       Substantial legal liability or a significant regulatory action against Goldman Sachs could have a material adverse financial effect or cause significant reputational harm to Goldman Sachs, which in turn could seriously harm our business prospects. We face significant legal risks in our businesses, and the volume of claims and amount of damages claimed in litigation against financial intermediaries are increasing. Our experience has been that legal claims by customers and clients increase in a market downturn. In addition, employment related claims typically increase in periods when we have reduced the total number of employees.

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

       As discussed under “Regulation” above, the research departments of investment banks are the subject of increased regulatory scrutiny which have led to increased restrictions on the interaction between research analysts and investment banking departments at securities firms. Various non-U.S. jurisdictions have also changed or proposed changing their requirements with respect to research matters. In addition, several major securities firms, including Goldman Sachs, have recently reached agreements in principle with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into the practices of their research departments. Some of the proposals and restrictions could adversely impact our businesses, at least in the short term.

       There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

      Regulatory Impact on Capital Markets

       Recent financial scandals have led to insecurity and uncertainty in the financial markets and contributed to declines in capital markets during 2002. In response to these scandals, the Sarbanes-Oxley Act of 2002 and the rules and rule proposals (if adopted) of the SEC, the NYSE and Nasdaq necessitate significant changes to corporate governance and public disclosure. These provisions generally apply to companies with securities listed on U.S. securities exchanges, and some provisions apply to non-U.S. issuers with securities traded on U.S. securities exchanges. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected and our ability to successfully exit some of our merchant banking investments may be adversely affected. Similarly, it is possible that the imposition of those provisions on non-U.S. issuers may make these issuers less likely to list their securities in the United States or undertake merger or acquisition transactions that would result in their securities being listed in the United States. If these measures result in less activity by non-U.S. issuers in the United States, the U.S. capital markets and our investment banking business may be adversely affected.

       The provisions of Sarbanes-Oxley and the NYSE and Nasdaq corporate governance proposals, coupled with existing economic uncertainty, have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. It is unclear how long this uncertainty and diversion will last, but so long as it does, it will have a negative impact on our investment banking business. In addition, proposed accounting and disclosure changes, including those relating to off-balance-sheet entities, may have an adverse effect on our financial advisory and other revenues relating to structured finance transactions.

      Competition and Conflicts of Interest

       The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation and price. We believe that we may experience pricing pressures in the future as some of our competitors seek to increase market share by reducing prices. In recent years, there has been substantial consolidation and convergence among companies in the financial services industry. U.S. federal legislation, which significantly expanded the activities permissible for firms affiliated with a U.S. bank, may accelerate this consolidation and further increase competition. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions.

       Our reputation is one of our most important assets. As we have expanded the scope of our business and our client base, we increasingly have to address conflicts of interest. We have extensive procedures and controls that are designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest.

       Technology is fundamental to our overall business strategy. The growth of the Internet and electronic trading, and the introduction of new technologies, is changing our business and presenting us with new challenges. Securities, futures and options transactions are now being conducted through the Internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our specialist businesses. A dramatic increase in electronic trading may adversely affect our commission and trading revenues, including our market-making revenues, reduce our participation in the trading markets and associated access to market information and lead to the creation of new and stronger competitors. These developments may also require us to make additional investments in technology or trading systems.

      Recruiting and Employee Retention

       Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. In addition, competition with businesses outside the financial services industry for the most highly skilled individuals has become more intense as the economic downturn has lowered average compensation within the financial services industry significantly. Our continued ability to compete effectively in our businesses depends on our ability to attract new employees and to retain and motivate our existing employees. Changes in the business environment may cause us to move employees from one business to another or to reduce the number of employees in certain businesses; this may cause temporary disruptions as our employees adapt to new roles and may reduce our ability to take advantage of improvements in the business environment.

      Acquisitions

       We expect the growth of our core businesses to come principally through internal expansion and also through acquisitions. To the extent we make acquisitions or enter into combinations, such as our combination with Spear, Leeds & Kellogg in October 2000, we face numerous risks and uncertainties combining the businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. We may not be able to meet these operational and business challenges.

      International Operations

       In conducting our businesses and maintaining and supporting our operations around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the risk that transactions we structure might not be legally enforceable in all cases.

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

      Shares Available for Sale

       A significant amount of our outstanding shares of common stock are held by our former limited partners. While a significant number of these shares are subject to restrictions on transfer, our board of directors and/or the shareholders’ committee under our shareholders’ agreement have in the past waived, and may in the future from time to time waive, these transfer restrictions. Future sales of substantial amounts of common stock, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock.

Cautionary Statement Pursuant to The Private Securities

Litigation Reform Act of 1995

       We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies, and statements about our investment banking transaction backlog, incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “— Certain Factors That May Affect Our Business.”

       In the case of statements about our investment banking transaction backlog, such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval.

Item 2.     Properties

       Our principal executive offices are located at 85 Broad Street, New York, New York, and comprise approximately 969,000 square feet of leased space, pursuant to a lease agreement expiring in June 2008 (with options to renew for up to 20 additional years). We also occupy over 680,000 square feet at One New York Plaza under lease agreements expiring primarily in September 2004 (with options to renew for up to ten additional years), and we lease space at various other locations in the New York metropolitan area. In total, we lease over 5.2 million square feet in the New York metropolitan area. We have additional offices in the United States and elsewhere in the Americas. Together, these offices comprise approximately 1.7 million square feet of leased space.

       We own approximately four acres of land in Jersey City, New Jersey, a portion of which we are using for the construction of an office building. This project is being developed to complement our offices in lower Manhattan. The initial phase of development is expected to include approximately 1.4 million square feet of office space, with occupancy planned in phases beginning in 2004.

       We also have offices in Europe, Asia, Africa and Australia. In Europe, we have offices that total approximately 1.9 million square feet. Our European headquarters is located in London at Peterborough Court, pursuant to a lease which expires in 2016. In total, we lease approximately 1.4 million square feet in London through various leases, relating to various properties.

       In Asia and Australia, we have offices that total approximately 1 million square feet. Our headquarters in this region are in Tokyo, at the ARK Mori Building, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently lease approximately 400,000 square feet under renewable leases with current terms extending, in some cases, to June 2005. In Hong Kong, we currently lease approximately 300,000 square feet under lease agreements, the majority of which expire in fiscal 2012.

       Our occupancy expenses include costs associated with office space held in excess of our current requirements, primarily due to the impact of the levels of current business activity on our previously anticipated growth in headcount. This excess space is being held for potential future growth. We continually review our space requirements and may, from time to time, reduce capacity through the use of sublease contracts or early termination agreements. We may incur costs in connection with such reductions in our global office space. Where we have unoccupied space that we may occupy in the future, we will continue to charge the underlying operating costs to earnings as incurred.

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

      IPO Process Matters

       The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are among the numerous financial services companies that have been named as defendants in a variety of lawsuits alleging improprieties in the process by which those companies participated in the underwriting of public offerings in recent years.

       Certain purported class actions have been brought in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in conspiracies in violation of federal antitrust laws in connection with these offerings. The plaintiffs in each instance seek treble damages as well as injunctive relief. One of the actions, which was commenced on August 21, 1998, alleges that the defendants have conspired to discourage or restrict the resale of securities for a period after the offerings, including by imposing “penalty bids”. Defendants moved to dismiss the complaint in November 1998. The plaintiffs amended their complaint in February 1999, modifying their claims in various ways, including limiting the proposed class to retail purchasers of public offerings. The defendants moved to dismiss the amended complaint on May 7, 1999, the motion was granted by a decision dated December 7, 2000, and the plaintiffs’ motion for reconsideration of that decision was denied by an order dated January 22, 2001. Plaintiffs appealed, and by a decision dated December 20, 2002, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of their complaint.

       Several other actions were commenced, beginning on November 3, 1998 by purchasers of securities in public offerings as well as certain purported issuers of such offerings, that allege that the defendants, many of whom are also named in the other action discussed above, have conspired to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings. On March 15, 1999, the purchaser plaintiffs filed a consolidated amended complaint. The defendants moved to dismiss the consolidated amended complaint on April 29, 1999. On February 14, 2001, the federal district court granted with prejudice the defendants’ motion to dismiss the claims asserted by the purchasers of securities on the ground that they lacked antitrust standing. The plaintiffs in those actions appealed, and by a decision dated December 13, 2002, the U.S. Court of Appeals for the Second Circuit vacated the dismissal on the ground that the lower court had engaged in improper fact-finding on the motion and remanded for consideration of other potential bases for dismissal. On September 28, 2001, the defendants moved to dismiss the complaints filed by the issuer plaintiffs on statute of limitations grounds. On September 25, 2002, the federal district court denied the underwriter defendants’ motion to dismiss.

       Goldman, Sachs & Co. is one of numerous financial services firms that have been named as defendants in purported class actions filed beginning on March 9, 2001 in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in a conspiracy to “tie” allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, in violation of federal antitrust laws. The plaintiffs filed a consolidated amended complaint on January 2, 2002. The defendants moved to dismiss the consolidated amended complaint on May 24, 2002. Goldman, Sachs & Co. has also, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of the alleged “tying” arrangements. On July 1, 2002, the underwriter defendants moved to dismiss those complaints. By an opinion and order dated February 19, 2003, the federal district court denied the motion to dismiss in all material respects relating to the underwriter defendants.

       Goldman, Sachs & Co. has been named as a defendant in several actions alleging that the firm intentionally underpriced public offerings for certain issuers. Each of the actions seeks, among other things, consequential damages resulting from the alleged lower amount of offering proceeds. Two of the lawsuits are purported shareholder derivative actions commenced on May 3, 2002 in California Superior Court for Santa Clara County and San Mateo County which Goldman, Sachs & Co. has removed to the U.S. District Court for the Northern District of California. On August 5, 2002, Goldman, Sachs & Co. moved for judgment on the pleadings in those actions, the motions were granted by decisions dated October 31, 2002 and November 6, 2002, and plaintiffs in both cases have appealed. Goldman, Sachs & Co. has also been named as a defendant in a similar underpricing action brought in New York Supreme Court, New York County on May 15, 2002 by an official committee of unsecured creditors on behalf of an issuer which is in bankruptcy. On August 1, 2002, Goldman, Sachs & Co. moved to dismiss that complaint.

       The Goldman Sachs Group, Inc. has also been named as a defendant in a purported shareholder derivative action commenced in Delaware Court of Chancery on October 23, 2002 alleging that certain officers and directors of eBay, Inc. (who are also defendants), aided and abetted by The Goldman Sachs Group, Inc., breached their fiduciary duties and usurped corporate opportunities by receiving allocations of initial public offerings as customers of The Goldman Sachs Group, Inc. Defendants moved to dismiss the complaint on December 23, 2002.

       The Goldman Sachs Group, Inc. has, together with other underwriters in certain offerings, received subpoenas for documents and information from various governmental agencies and the U.S. House of Representatives Committee on Financial Services in connection with investigations relating to the public offering process. In particular, the Securities and Exchange Commission has been conducting an investigation of certain allocation practices employed by Goldman, Sachs & Co. Goldman Sachs is cooperating with the investigations.

      Stock Options Antitrust Litigation

       Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P., affiliates of The Goldman Sachs Group, Inc., are among the numerous market makers in listed equity options which have been named as defendants, together with five national securities exchanges, in a purported class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who purchased or sold listed equity options. The consolidated class action complaint, filed on October 4, 1999 (which consolidated certain previously pending actions and added Hull Trading Co. L.L.C. and other market makers as defendants), generally alleges that the defendants engaged in a conspiracy to preclude the multiple listing of certain equity options on the exchanges and seeks treble damages under the antitrust laws as well as injunctive relief. Certain of the parties, including Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P., have entered into a stipulation of settlement, subject to court approval, pursuant to which Hull Trading Co. L.L.C. will be required to pay an aggregate of $2.48 million and Spear, Leeds & Kellogg, L.P. an aggregate of $19.59 million. On February 14, 2001, the federal district court granted the motion of certain non-settling defendants for summary judgment. By a decision dated April 24, 2001, the district court ruled that in light of that order granting summary judgment, the court lacked jurisdiction to entertain the proposed settlement. Plaintiffs appealed, and by a decision dated January 9, 2003, the U.S. Court of Appeals for the Second Circuit affirmed the grant of summary judgment, but held that the decision did not divest the lower court of jurisdiction to entertain the proposed settlement, and remanded for further proceedings.

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

       In a series of decisions, the federal district court granted summary judgment dismissing all the claims in the federal action. The plaintiffs appealed those rulings. On July 19, 1999, the U.S. Court of Appeals for the Third Circuit rendered its decision affirming in part and vacating in part the lower court’s entry of summary judgment dismissing the action. With respect to the claim as to which summary judgment was vacated, the appellate court held that the district court had committed a procedural error in converting the defendants’ motion to dismiss into a motion for summary judgment and remanded for the district court to reconsider that claim under appropriate standards applicable to motions to dismiss. Plaintiffs subsequently amended their complaint as to the remanded claim, defendants renewed their motion to dismiss with respect to the amended complaint, and the motion was granted by the federal district court on March 12, 2001. Plaintiffs appealed, and by a decision dated November 8, 2002, the U.S. Court of Appeals for the Third Circuit affirmed the dismissal order, and by a decision dated December 11, 2002 denied rehearing.

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

      On July 30, 2001, AMF Bowling, Inc. filed for protection under the U.S. bankruptcy laws.

Iridium Securities Litigation

      Goldman, Sachs & Co. has been named as a defendant in two purported class action lawsuits commenced, beginning on May 26, 1999, in the U.S. District Court for the District of Columbia brought on behalf of purchasers of Class A common stock of Iridium World Communications, Ltd. in a January 1999 underwritten secondary offering of 7,500,000 shares of Class A common stock at a price of $33.40 per share, as well as in the secondary market. The defendants in the actions include Iridium, certain of its officers and directors, Motorola, Inc. (an investor in Iridium) and the lead underwriters in the offering, including Goldman, Sachs & Co. On May 13, 2002, plaintiffs filed a consolidated amended complaint alleging substantively identical claims as the original complaints. On July 15, 2002, the defendants moved to dismiss the consolidated amended complaint.

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

       On August 13, 1999, Iridium World Communications, Ltd. filed for protection under the U.S. bankruptcy laws.

Laidlaw Bondholders Litigation

       Goldman, Sachs & Co. has been named as a defendant in a purported class action filed on September 22, 2000 in the U.S. District Court for the Southern District of New York arising from certain offerings of debentures by Laidlaw, Inc. from 1997 to 1999. The defendants include Laidlaw, Inc., certain of its officers and directors, the lead underwriters for the offerings (including Goldman, Sachs & Co., which was lead manager in the offerings), and Laidlaw’s outside auditors. The offerings included a total of $1.125 billion principal amount of debentures, of which Goldman, Sachs & Co. underwrote $286.25 million.

       The lawsuit, brought by certain institutional purchasers of the debentures, alleges that the prospectuses issued in connection with the offerings were false and misleading in violation of the disclosure requirements of the federal securities laws. The plaintiffs are seeking, among other things, unspecified damages. By an order of the Judicial Panel on Multi-District Litigation filed on April 19, 2001, the lawsuit was transferred to the U.S. District Court for the District of South Carolina for purposes of consolidated or coordinated pretrial proceedings with related actions in that court pertaining to Safety Kleen Corporation and Laidlaw, Inc. On January 8, 2002, the parties entered into a Preliminary Memorandum of Understanding with respect to a settlement of the lawsuit pursuant to which Goldman, Sachs & Co. would contribute approximately $2.5 million toward a settlement fund. The settlement has been embodied in a settlement agreement, and by order dated December 19, 2002, the South Carolina Court approved the settlement. The settlement is still subject to, among other things, the confirmation of a satisfactory plan of reorganization of Laidlaw, Inc.

       On June 28, 2001, Laidlaw, Inc. filed for bankruptcy protection.

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

       In March 2001, a Dutch shareholders association initiated legal proceedings in Amsterdam District Court in connection with the World Online offering. Goldman Sachs International is named as a defendant in the writ served on its Dutch attorneys on March 14, 2001. The amount of damages sought is not specified in the writ. Goldman Sachs International filed its Statement of Defense on January 16, 2002 and a rejoinder on January 14, 2003.

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

       On October 5, 2000, Owens Corning, Inc. filed for protection under the U.S. bankruptcy laws.

          Research Independence Matters

       The Goldman Sachs Group, Inc. and its affiliates, together with other financial services firms, have received requests for information from various governmental agencies in connection with their review of research independence issues, including the New York State Attorney General, the Utah Attorney General, the NYSE (which has issued a joint inquiry together with the SEC and NASD), the U.S. Attorney’s Office for the Southern District of New York, and the U.S. House of Representatives Committee on Financial Services. Goldman Sachs is cooperating with their requests. On December 20, 2002, as part of a proposed global settlement involving the leading securities firms operating in the United States, agreements in principle were announced among Goldman, Sachs & Co. and the SEC, the NYSE, the NASD, the Utah Division of Securities, the New York State Attorney General and the North American Securities Administrators Association (in the case of Utah and NASAA, on behalf of state securities regulators) to resolve their investigations of Goldman Sachs relating to investment research analysts’ conflicts of interest. Pursuant to the agreements in principle, Goldman, Sachs & Co. has agreed, among other things, to (i) pay $50 million in retrospective relief, (ii) contribute $50 million over five years to provide independent third-party research to clients, (iii) contribute $10 million for investor education and (iv) adopt internal structural and other safeguards to further ensure the integrity of Goldman, Sachs & Co. investment research. In connection with the agreements, the firm also expects to be joining the other leading securities firms who are part of the proposed global settlement in an initiative that generally will prohibit the allocation of shares in initial public offerings to executives and directors of public companies.

       Goldman, Sachs & Co. is one of several investment firms that have been named as defendants in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York on August 30, 2002 and September 12, 2002 alleging violations of the federal securities laws in connection with research coverage of Covad Communications Company and Allied Riser Communications Corp., respectively. The actions seek compensatory damages. On December 26, 2002, defendants moved to dismiss the action relating to Covad Communications Company, and on February 6, 2003, the motion was granted with leave to replead.

          Enron Exchangeable Notes Litigation

       Goldman, Sachs & Co. and/or co-managing underwriters have been named as defendants in certain purported securities class and individual actions commenced beginning on December 14, 2001 in the U.S. District Court for the Southern District of Texas and California Superior Court brought by purchasers of $222,500,000 of Exchangeable Notes of Enron Corp. in August 1999. The notes were mandatorily exchangeable in 2002 into shares of Enron Oil & Gas Company held by Enron Corp. or their cash equivalent. The complaints also name as defendants certain past and present officers and directors of Enron Corp. and the company’s outside accounting firm. The complaints generally allege violations of the disclosure requirements of the federal securities laws and/or state law, and seek compensatory damages. Goldman, Sachs & Co. underwrote $111,250,000 principal amount of the notes.

       Several funds which allegedly sustained investment losses of approximately $125 million in connection with secondary market purchases of the notes as well as Zero Coupon Convertible Notes of Enron Corp. commenced an action in the U.S. District Court for the Southern District of New York on January 16, 2002. The lawsuit names as defendants the underwriters of the August 1999 offering as well as the company’s outside accounting firm, and alleges violations of the disclosure requirements of the federal securities laws, fraud and misrepresentation. On March 20, 2002, Goldman, Sachs & Co. moved to dismiss the complaint. By an Order dated June 24, 2002, the Judicial Panel on Multidistrict Litigation entered an order transferring that action to the Texas federal district court for purposes of coordinated or consolidated pretrial proceedings with other matters relating to Enron.

       On December 2, 2001, Enron Corp. filed for protection under the U.S. bankruptcy laws.

          Exodus Securities Litigation

       By an amended complaint dated July 11, 2002, Goldman, Sachs & Co. and the other lead underwriters for the February 2001 offering of 13,000,000 shares of common stock and $575,000,000 of 5 1/4% convertible subordinated notes of Exodus Communications, Inc. were added as defendants in a purported class action pending in the U.S. District Court for the Northern District of California. The complaint, which also names as defendants certain officers and directors of Exodus Communications, Inc., alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages. On October 23, 2002, the underwriter defendants moved to dismiss the complaint. Goldman, Sachs & Co. underwrote 5,200,000 shares of common stock for a total offering price of approximately $96,200,000, and $230,000,000 principal amount of the notes.

       On September 26, 2001, Exodus Communications, Inc. filed for protection under the U.S. bankruptcy laws.

          Montana Power Shareholders Litigation

       Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. have been named as defendants in a purported class action commenced against it on October 1, 2001 in Montana District Court, Second Judicial District on behalf of shareholders of Montana Power Company. The complaint generally alleges that Montana Power Company violated Montana law by failing to procure shareholder approval of certain corporate strategies and transactions, that the company’s board breached its fiduciary duties in pursuing those strategies and transactions, and that Goldman, Sachs & Co. rendered negligent advice as well as aided and abetted the board’s breaches in its role as financial advisor to the company. The complaint seeks, among other things, compensatory damages. In addition to Goldman, Sachs & Co. and The Goldman Sachs Group, Inc., the defendants include Montana Power Company, certain of its officers and directors, an outside law firm for the Montana Power Company, and certain companies that purchased assets from Montana Power Company. The Montana state court denied motions to dismiss by a decision dated August 1, 2002. On January 9, 2003, another defendant removed the action to the U.S. District Court for the District of Montana, and the plaintiffs moved to remand the action to state court on February 7, 2003.

          WorldCom Bondholders Litigation

       Goldman, Sachs & Co. and other underwriters of WorldCom, Inc. bonds have been named as defendants in certain purported securities class and individual actions commenced beginning on July 19, 2002 alleging that the offering materials issued in connection with certain securities offerings were false and misleading. Certain of the lawsuits (some of which were originally filed in various state courts and removed to federal court) have been transferred by order of the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Southern District of New York, and similar requests for transfer are pending in other actions. Goldman, Sachs & Co. underwrote $75,000,000 principal amount of 8% notes due 2006 in a May 24, 2000 offering out of a total principal amount of $1,250,000,000 of the notes. Among the defendants in these actions in addition to the underwriters are WorldCom, Inc., certain of WorldCom, Inc.’s present or former officers and/or directors, and/or WorldCom, Inc.’s outside accounting firm. Each of these actions seeks, among other things, compensatory damages.

       On July 21, 2002, WorldCom, Inc. filed for protection under the U.S. bankruptcy laws.

          Asia Global Crossing Securities Litigation

       Goldman, Sachs & Co. has been named as a defendant in several purported class action lawsuits commenced, beginning on November 8, 2002, in the U.S. District Court for the Southern District of New York and the Central District of California brought on behalf of purchasers of common stock of Asia Global Crossing Corp. in a October 2000 initial public offering of 68,000,000 shares of common stock at a price of $7 per share. The defendants in the actions include Asia Global Crossing Corp., certain of its officers and directors, and the lead underwriters in the offering, including Goldman, Sachs & Co. The complaints allege violations of the disclosure requirements of the federal securities laws and seek compensatory and/or rescissory damages. Goldman, Sachs & Co. underwrote 20,519,000 shares of common stock for a total offering price of approximately $145 million.

       On November 17, 2002, Asia Global Crossing Corp. filed for protection under the U.S. bankruptcy laws.

          Global Crossing Securities Litigation

       The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. have been added as defendants in a purported class action lawsuit in the U.S. District Court for the Southern District of New York relating to Global Crossing, Ltd. The consolidated amended complaint, filed on January 28, 2003, includes claims relating to Global Crossing, Ltd.’s concurrent April 2000 offerings of 43 million shares of common stock at $33 per share and 4 million shares of 6 3/4% cumulative preferred stock at $250 per share. Goldman, Sachs & Co. acted as a co-lead underwriter of both offerings, underwriting 12.9 million shares of common stock and 400,000 shares of convertible preferred stock. The defendants in the action as to such claims include certain officers and directors of Global Crossing, Ltd., the lead underwriters in the offerings, and the company’s former outside auditors. The complaint alleges violations of the disclosure requirements of the federal securities laws as to such offerings and seeks compensatory and/or rescissory damages.

       On January 28, 2002, Global Crossing, Ltd. filed for protection under the U.S. bankruptcy laws.

Item 4.     Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 29, 2002.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.

       Set forth below are the name, age, present title, principal occupation, and certain biographical information for the past five years for our executive officers as of February 1, 2003, all of whom have been appointed by and serve at the pleasure of our board of directors.

Henry M. Paulson, Jr., 56

       Mr. Paulson has been our Chairman and Chief Executive Officer since May 1999, and has been a director since August 1998. He was Co-Chairman and Chief Executive Officer or Co-Chief Executive Officer of The Goldman Sachs Group, L.P. from June 1998 to May 1999 and served as Chief Operating Officer from December 1994 to June 1998. Mr. Paulson is not on the board of any public companies other than Goldman Sachs. He is a member of the Board of Directors of the NYSE. In addition, Mr. Paulson is affiliated with certain non-profit organizations, including as a member of the Board of Directors of Catalyst. He also serves on the Advisory Board of the J.L. Kellogg Graduate School of Management at Northwestern University and is a member of the Board of the Dean’s Advisors of the Harvard Business School. He is a member of the Advisory Board of the Tsinghua University School of Economics and Management and a member of the Governing Board of the Indian School of Business. He is also a member of the Board of Governors of The Nature Conservancy, Co-Chairman of the Asia/ Pacific Council of The Nature Conservancy and a member of the Board of Directors of The Peregrine Fund, Inc.

John A. Thain, 47

       Mr. Thain has been our President and Co-Chief Operating Officer since May 1999, and has been a director since August 1998. He was President of The Goldman Sachs Group, L.P. from March 1999 to May 1999 and Co-Chief Operating Officer from January 1999 to May 1999. From December 1994 to March 1999, he served as Chief Financial Officer and Head of Operations, Technology and Finance. From July 1995 to September 1997, he was also Co-Chief Executive Officer for European Operations. Mr. Thain is not on the board of any public companies other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of The MIT Corporation, the Dean’s Advisory Council — MIT/ Sloan School of Management, INSEAD — U.S. National Advisory Board, the James Madison Council of the Library of Congress and the Federal Reserve Bank of New York’s International Capital Markets Advisory Committee. He is also a member of the French-American Foundation, the Board of Trustees of the National Urban League and The Trilateral Commission, as well as a governor of the New York-Presbyterian Foundation, Inc., a trustee of New York-Presbyterian Hospital, a General Trustee of Howard University and Chairman of the US-Japan Private Sector/ Government Commission.

John L. Thornton, 49

       Mr. Thornton has been our President and Co-Chief Operating Officer since May 1999, and has been a director since August 1998. He was President of The Goldman Sachs Group, L.P. from March 1999 to May 1999 and Co-Chief Operating Officer from January 1999 to May 1999. From August 1998 until January 1999, he had oversight responsibility for International Operations. From September 1996 until August 1998, he was Chairman, Goldman Sachs — Asia, in addition to his senior strategic responsibilities in Europe. From July 1995 to September 1997, he was Co-Chief Executive Officer for European Operations. Mr. Thornton is also on the board of the following public companies other than Goldman Sachs: Ford Motor Company, BskyB PLC, Laura Ashley Holdings plc and Pacific Century Group, Inc. In addition, Mr. Thornton is affiliated with certain non-profit organizations, including as a member of the Council on Foreign Relations and a director or trustee of the Asia Society, The Brookings Institution, The Goldman Sachs Foundation, The Hotchkiss School, Morehouse College, and the Tsinghua University School of Economics and Management, and as a member of the Advisory Board of the Yale School of Management.

Lloyd C. Blankfein, 48

       Mr. Blankfein has been our Vice Chairman since April 2002. Mr. Blankfein has management responsibility for the Fixed Income, Currency and Commodities Division (FICC) and the Equities Division. Prior to becoming Vice Chairman, he had been Co-Head of FICC since its formation in 1997. Previously, he headed the J. Aron Currency and Commodities Division since 1994. Mr. Blankfein has been nominated to serve as director of Goldman Sachs and is not on the board of any other public companies. He is affiliated with certain non-profit organizations, including as Co-Chair of the Harvard University Financial Aid Task Force and as a member of the Executive Committee of the Harvard University Committee on University Resources. Mr. Blankfein is also a former Director of the Futures Industry Association and a former member of the Foreign Exchange Committee of the Federal Reserve Bank of New York.

Robert S. Kaplan, 45

       Mr. Kaplan has been our Vice Chairman since April 2002. Mr. Kaplan has management responsibility for the Investment Banking and Investment Management Divisions. He served as global Co-Head of the Investment Banking Division from 1999 through 2001 and was Co-Chief Operating Officer of global Investment Banking from 1998 to 1999. Mr. Kaplan became Head of the Americas Corporate Finance Department in 1994. Previously, he had been Head of Asia-Pacific Investment Banking from 1990 through 1993. Mr. Kaplan is a director of Bed Bath & Beyond Inc., which is a public company. In addition, Mr. Kaplan is affiliated with certain non-profit organizations, including as Co-Chairman of the Board of The TEAK Fellowship, Co-Chairman of the Board of Project A.L.S. and a director of The Jewish Theological Seminary, Everybody Wins, Inc. and The Jewish Museum.

Kevin W. Kennedy, 54

       Mr. Kennedy has been our Executive Vice President — Human Capital Management since December 2001. From 1999 until 2001, he served as a member of the Executive Office. From 1994 to 1999, Mr. Kennedy served as Head of the Americas Group, a combination of Corporate Finance, Investment Banking Services and Structured Finance for the United States, Canada and Latin America, and, from 1988 to 1994, as Head of Corporate Finance. He is a life trustee and a former Chairman of the Board of Hamilton College, a Managing Director and Vice President of the Board of the Metropolitan Opera, a trustee of the New York Public Library and an honorary trustee of the Chewonki Foundation.

Gregory K. Palm, 54

       Mr. Palm has been our General Counsel and Executive Vice President and Head or Co-Head of the Legal Department since May 1999. He was General Counsel of The Goldman Sachs Group, L.P. and Co-Head of the Legal Department from 1992 to May 1999. He also has senior oversight responsibility for the firm’s Compliance, Management Controls and Tax Departments and is Co-Chairman of the Global Compliance and Control Committee. From 1982 to 1992, Mr. Palm was a partner in the law firm of Sullivan & Cromwell. Mr. Palm is a member of the American Law Institute, the MIT Corporation Department of Economics Visiting Committee and the Board of Trustees of the Skowhegan School of Painting and Sculpture.

Esta E. Stecher, 45

       Ms. Stecher has been our General Counsel and Executive Vice President and Co-Head of the Legal Department since December 2000. From 1994 to 2000, she was Head of the firm’s Tax Department. She also has senior oversight responsibility for the Compliance, Management Controls and Tax Departments. She is also a trustee of The Goldman Sachs Foundation. From 1990 to 1994, Ms. Stecher was a partner in the law firm of Sullivan & Cromwell.

Robert K. Steel, 51

       Mr. Steel has been our Vice Chairman since April 2002. Mr. Steel has management responsibility for FICC and the Equities Division. He served as Co-Head of the Equities Division from 1998 through 2001, then as sole Head until his appointment as a Vice Chairman of the firm. From 1994 to 1998, he was responsible for all institutional equities in the United States. From 1988 to 1994, Mr. Steel was responsible for the Equities Division in Europe. Mr. Steel is a member of the NYSE, where he has served on various committees, and is a member of the Board of Directors of the Securities Industry Association. He is also Vice Chairman of Duke University’s Board of Trustees and Chairman of the Duke University Management Co.

David A. Viniar, 47

       Mr. Viniar has been our Chief Financial Officer and Executive Vice President since May 1999. He has been the Head of the Operations, Technology and Finance Division since December 2002. He was Head of the Finance Division and Co-Head of Credit Risk Management and Advisory and Firmwide Risk from December 2001 to December 2002. He was Co-Head of Operations, Finance and Resources from March 1999 to December 2001. He was Chief Financial Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. From July 1998 until March 1999, he was Deputy Chief Financial Officer and from 1994 until July 1998, he was Head of Finance, with responsibility for Controllers and Treasury. From 1992 to 1994, Mr. Viniar was Head of Treasury and prior to that was in the Structured Finance Department of Investment Banking. Mr. Viniar is a member of the Board of Trustees of Children’s Aid and Family Services, serves on the Board of Trustees of Union College and is a member of the Board of Trustees of the Financial Accounting Foundation.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

       The principal market on which our common stock is traded is the New York Stock Exchange. Information relating to the high and low sales prices per share on the New York Stock Exchange for each full quarterly period during fiscal 2001 and 2002 is set forth under the caption “Supplemental Financial Information — Common Stock Price Range” on page 91 of the 2002 Annual Report to Shareholders, which is incorporated herein by reference. As of January 31, 2003, there were 5,530 holders of record of our common stock.

       During fiscal 2001 and 2002, dividends of $0.12 per share of common stock were declared on December 18, 2000, March 19, 2001, June 18, 2001, September 25, 2001, December 19, 2001, March 18, 2002, June 19, 2002 and September 23, 2002. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions declared by our board of directors.

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

       On November 20, 2002, our board of directors authorized the repurchase of additional shares of The Goldman Sachs Group, Inc.’s common stock pursuant to our existing share repurchase program. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 17.2 million shares as of January 31, 2003.

       Information relating to compensation plans under which equity securities of The Goldman Sachs Group, Inc. are authorized for issuance is set forth under “Equity Compensation Plan Information” on page 15 of the Proxy Statement for our 2003 Annual Meeting of Shareholders to be held on April 1, 2003 (the “2003 Proxy Statement”) and all such information is incorporated herein by reference.

Item 6.	Selected Financial Data

       The Selected Financial Data table is set forth on page 92 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Management’s Discussion and Analysis” on pages 30 to 59 of the 2002 Annual Report to Shareholders and is incorporated herein by reference. All of such information should be read in conjunction with the consolidated financial statements and the notes thereto, which are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

       Quantitative and qualitative disclosure about market risk is set forth on pages 46 to 53 of the 2002 Annual Report to Shareholders under the caption “Management’s Discussion and

Analysis — Risk Management” and on pages 71 to 74 of such Annual Report in Note 4 to the consolidated financial statements, and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

       The consolidated financial statements of the Registrant and its subsidiaries, together with the notes thereto and the Report of Independent Accountants thereon, are contained in the 2002 Annual Report to Shareholders on pages 60 to 89, and are incorporated herein by reference. In addition, the information on page 90 of the 2002 Annual Report to Shareholders under the caption “Supplemental Financial Information — Quarterly Results” is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

PART III

Item 10.	Directors and Executive Officers of the Registrant

       Information relating to the Registrant’s executive officers is included on pages 31 to 33 of this Annual Report on Form 10-K. Information relating to directors of the Registrant is set forth under the caption “Election of Directors” on pages 5 to 8 of the 2003 Proxy Statement and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” on page 34 of the 2003 Proxy Statement.

Item 11.	Executive Compensation

       Information relating to the Registrant’s executive officer and director compensation is set forth under the captions “Election of Directors — Employment Contracts and Change of Control Arrangements”, “— Director Compensation”, “— Executive Compensation”, “— Stock Options” and “— Fiscal Year-End Option Holdings” on pages 9 to 14 of the 2003 Proxy Statement and all such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information relating to security ownership of certain beneficial owners of the Registrant’s common stock is set forth under the caption “Beneficial Owners of More Than Five Percent” on page 24 of the 2003 Proxy Statement and information relating to the security ownership of the Registrant’s management is set forth under the caption “Beneficial Ownership of Directors and Executive Officers” on pages 23 to 24 of the 2003 Proxy Statement and all such information is incorporated herein by reference. Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under “Equity Compensation Plan Information” on page 15 of the 2003 Proxy Statement and all such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

       Information regarding certain relationships and related transactions is set forth under the Caption “Certain Relationships and Related Transactions” on page 25 of the 2003 Proxy Statement and all such information is incorporated herein by reference.

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof and incorporated herein by reference to the corresponding page number in the 2002 Annual Report to Shareholders.
2.	Financial Statement Schedules The financial statement schedule required in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-3 through F-7 hereof.
3.	Exhibits
	2.1	Plan of Incorporation.*
	3.1	Amended and Restated Certificate of Incorporation of The Goldman Sachs Group, Inc.**
	3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc.
	4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
	10.1	Lease, dated June 11, 1985, between Metropolitan Life Insurance Company and Goldman, Sachs & Co.*
	10.2	Lease, dated April 5, 1994, between The Chase Manhattan Bank (National Association) and The Goldman Sachs Group, L.P., as amended.*
	10.3	Lease, dated September 24, 1992, from LDT Partners to Goldman Sachs International (incorporated by reference to Exhibit 10.34 to the Registrant’s registration statement on Form S-1 (No. 333-74449)).
	10.4	Agreement for Lease, dated November 29, 1998, between Turbo Top Limited and Goldman Sachs (Asia) Finance (incorporated by reference to Exhibit 10.13 to the Registrant’s registration statement on Form S-1 (No. 333-74449)).

10.5	Summary of Tokyo Leases (incorporated by reference to Exhibit 10.14 to the Registrant’s registration statement on Form S-1 (No. 333-74449)).
10.6	The Goldman Sachs 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.7	The Goldman Sachs Defined Contribution Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.8	The Goldman Sachs Partner Compensation Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.9	Form of Employment Agreement (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.10	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.11	Form of Pledge Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.12	Form of Award Agreement (Discretionary RSUs) (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.13	Form of Option Agreement (Discretionary Options) (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.14	Form of 2002 Year-End Option Award Agreement.†
10.15	Form of 2002 Year-End RSU Award Agreement.†
10.16	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.17	Form of Shareholders’ Agreement among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.18	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.19	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.20	Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit G to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock (No. 005-56295)).
10.21	Supplemental Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit H to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock).

10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.23	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.24	Pledge Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit F to Amendment No. 4 to Schedule 13D, filed July 11, 2000, relating to the Registrant’s common stock).
10.25	Form of Amendment No. 1, dated as of July 10, 2000, to the Pledge Agreement (filed as Exhibit 10.52) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.26	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.27	Form of Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.28	Form of Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.29	Supplemental Registration Rights Instrument, dated as of December 21, 2000 (incorporated by reference to Exhibit AA to Amendment No. 12 to Schedule 13D, filed January 23, 2001, relating to the Registrant’s common stock).
10.30	Supplemental Registration Rights Instrument, dated as of December 21, 2001 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-74006)).
10.31	Supplemental Registration Rights Instrument, dated as of December 20, 2002 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-101093)).
10.32	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Dr. Ruth J. Simmons (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.33	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.34	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.35	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Lord Browne of Madingley (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†

10.36	Letter, dated September 24, 2001, from The Goldman Sachs Group, Inc. to Ms. Margaret C. Whitman (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001).†
10.37	Letter, dated November 19, 2001, from The Goldman Sachs Group, Inc. to Dr. Morris Chang (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001).†
10.38	Letter, dated April 15, 2002, from The Goldman Sachs Group, Inc. to Mr. Stephen Friedman (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 31, 2002).†
10.39	Letter, dated December 18, 2002, from The Goldman Sachs Group, Inc. to Mr. William W. George.†
10.40	Amendment to The Goldman Sachs 1999 Stock Incentive Plan.†
12.1	Statement re computation of ratios of earnings to fixed charges.
13	The following portions of the Registrant’s 2002 Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an exhibit:
13.1	“Management’s Discussion and Analysis” (pages 30 to 59).
13.2	Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Accountants thereon (pages 60 to 89).
13.3	“Supplemental Financial Information — Quarterly Results” and “— Common Stock Price Range” (pages 90 and 91).
13.4	Selected Financial Data (page 92).
21.1	List of subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on signature page).
99.1	Opinion of PricewaterhouseCoopers LLP with respect to the Selected Financial Data, which is incorporated by reference in Part II, Item 6 hereof.

*	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449).

**	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-75213).

†	This exhibit is a management contract or a compensatory plan or arrangement.

       (b) Reports on Form 8-K:

On September 24, 2002, we filed a Current Report on Form 8-K reporting our earnings for our fiscal third quarter ended August 30, 2002.

On December 19, 2002, we filed a Current Report on Form 8-K reporting our earnings for our fiscal fourth quarter ended November 29, 2002.

On December 23, 2002, we filed a Current Report on Form 8-K reporting a settlement of certain investigations into our investment research department.

On January 15, 2003, we filed a Current Report on Form 8-K reporting our purchase of convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. and other related transactions.

THE GOLDMAN SACHS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 14(a)(1) AND 14(a)(2)

	Page Reference

		2002 Annual
		Report to
	Form 10-K	Shareholders

Consolidated Financial Statements
Report of Independent Accountants		60
Consolidated Statements of Earnings		61
Consolidated Statements of Financial Condition		62
Consolidated Statements of Changes in Shareholders’ Equity		63
Consolidated Statements of Cash Flows		64
Consolidated Statements of Comprehensive Income		65
Notes to Consolidated Financial Statements		66

Financial Statement Schedule
Schedule I — Condensed Financial Information of Registrant (Parent Company Only)	F-3 to F-7
Report of Independent Accountants	F-2
Condensed Statements of Earnings	F-3
Condensed Statements of Financial Condition	F-4
Condensed Statements of Cash Flows	F-5
Notes to Condensed Financial Statements	F-6

       Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:

(i)	Management’s Discussion and Analysis;	30 to 59
(ii)	Supplemental Financial Information — Quarterly Results;	90
(iii)	Supplemental Financial Information — Common Stock Price Range; and	91
(iv)	Supplemental Financial Information — Selected Financial Data.	92

       Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and notes thereto in the 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of

The Goldman Sachs Group, Inc.:

       Our audits of the consolidated financial statements referred to in our report dated January 27, 2003 appearing in the 2002 Annual Report to Shareholders of The Goldman Sachs Group, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

January 27, 2003.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF EARNINGS (PARENT COMPANY ONLY)

	Year Ended November

	2002	2001	2000

	(in millions)
Revenues
Equity in earnings of subsidiaries	$2,754	$3,820	$3,986
Principal investments	2	(124)	561
Interest income	2,135	3,785	4,577

Total revenues	4,891	7,481	9,124
Interest expense	2,131	3,882	4,806

Revenues, net of interest expense	2,760	3,599	4,318
Operating expenses
Compensation and benefits	118	167	186
Other	115	120	133

Total operating expenses	233	287	319

Pre-tax earnings	2,527	3,312	3,999
Provision for taxes	413	1,002	932

Net earnings	$2,114	$2,310	$3,067

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION (PARENT COMPANY ONLY)

	As of November

	2002	2001

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$1	$—
Financial instruments owned, at fair value	5,089	4,862
Receivables from affiliates	56,026	49,184
Subordinated loan receivables from affiliates	13,312	12,112
Investments in subsidiaries	17,930	16,877
Other assets	2,875	2,659

Total assets	$95,233	$85,694

Liabilities and shareholders’ equity
Short-term borrowings, including the current portion of long-term borrowings	$35,001	$33,593
Payables to affiliates	2,294	2,624
Other liabilities and accrued expenses	968	1,148
Long-term borrowings
With third parties	35,123	29,769
With affiliates	2,844	329

Total liabilities	76,230	67,463
Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 515,084,810 and 499,017,511 shares issued as of November 2002 and November 2001, respectively, and 472,940,724 and 476,228,933 shares outstanding as of November 2002 and November 2001, respectively	5	5
Restricted stock units	3,494	4,542
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	12,773	11,785
Retained earnings	7,259	5,373
Unearned compensation	(845)	(1,220)
Accumulated other comprehensive loss	(122)	(168)
Treasury stock, at cost, par value $0.01 per share; 42,144,086 and 22,788,578 shares as of November 2002 and November 2001, respectively	(3,561)	(2,086)

Total shareholders’ equity	19,003	18,231

Total liabilities and shareholders’ equity	$95,233	$85,694

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended November

	2002	2001	2000

	(in millions)
Cash flows from operating activities
Net earnings	$2,114	$2,310	$3,067
Noncash items included in net earnings
Undistributed earnings of subsidiaries	(118)	(1,246)	(1,770)
Depreciation and amortization	97	90	108
Deferred income taxes	52	490	(240)
Stock-based compensation	31	23	49
Other, net	(14)	(9)	(10)
Changes in operating assets and liabilities
Financial instruments owned, at fair value	938	879	(711)
Other, net	(928)	34	(228)

Net cash provided by operating activities	2,172	2,571	265
Cash flows from investing activities
Financial instruments owned, at fair value	(1,165)	(1,391)	(165)
Receivables from affiliates, net	(6,568)	(3,547)	552
Subordinated loan receivables from affiliates	(1,200)	294	(3,358)
Investment in subsidiaries, net	(774)	(456)	(152)
Property, leasehold improvements and equipment	(44)	(134)	(269)
Business combinations, net of cash acquired	(68)	(314)	(1,988)

Net cash used for investing activities	(9,819)	(5,548)	(5,380)
Cash flows from financing activities
Short-term borrowings, net	4,332	3,957	(610)
Issuance of long-term borrowings	13,616	6,315	15,704
Repayment of long-term borrowings, including the current portion of long-term borrowings	(8,657)	(5,631)	(9,116)
Common stock repurchased	(1,475)	(1,438)	(648)
Dividends paid	(228)	(231)	(217)
Proceeds from issuance of common stock	60	5	1

Net cash provided by financing activities	7,648	2,977	5,114
Net increase/(decrease) in cash and cash equivalents	1	—	(1)
Cash and cash equivalents, beginning of year	—	—	1

Cash and cash equivalents, end of year	$1	$—	$—

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal years presented.

Payments of income taxes were $546 million, $545 million and $1.23 billion for the years ended November 2002, November 2001 and November 2000, respectively.

Noncash activities:

The value of common stock issued in connection with business combinations was $47 million, $223 million and $3.41 billion for the years ended November 2002, November 2001 and November 2000, respectively.

Stock-based compensation expense included in subsidiary net earnings was $609 million, $766 million and $1.30 billion for the years ended November 2002, November 2001 and November 2000, respectively.

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(PARENT COMPANY ONLY)

Note 1.     Significant Accounting Policies

Basis of Presentation

       The condensed unconsolidated financial statements of The Goldman Sachs Group, Inc. (the parent company) should be read in conjunction with the consolidated financial statements of The Goldman Sachs Group, Inc. and subsidiaries (the firm) and notes thereto, which are incorporated by reference in this Form 10-K.

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

       Certain reclassifications have been made to the prior years’ financial statements to conform with the current year presentation.

Financial Instruments Owned

       Financial instruments owned, including principal investments, are carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the condensed statements of earnings. Fair value is based generally on listed market prices or broker or dealer price quotations. If prices are not readily determinable or if liquidating the position is reasonably expected to affect market prices, fair value is based on either internal valuation models or management’s estimate of amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. The firm’s valuation models consider, among other inputs, contractual and market prices, yield curves, credits, volatility factors, prepayment rates and/or correlation of the underlying positions. Downward adjustments are made if management determines that realizable value is less than the carrying value.

Affiliate Financings

       Most of the consolidated unsecured liquidity of the firm is raised by the parent company. The parent company then lends the necessary funds to its subsidiaries and affiliates, as represented by “Receivables from affiliates” and “Subordinated loan receivables from affiliates” on the condensed statements of financial condition. Intercompany exposure is managed by generally requiring intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. This policy ensures that the subsidiaries’ obligations to the parent company will generally mature in advance of the parent company’s third-party long-term borrowings. In addition, many of the subsidiaries and affiliates pledge collateral to cover their intercompany borrowings. Equity investments in subsidiaries are generally funded with equity capital.

       The parent company guarantees certain obligations of its subsidiaries in the ordinary course of business.

THE GOLDMAN SACHS GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(PARENT COMPANY ONLY) — (Continued)

       Interest income is largely generated from loans made to affiliates.

Income Taxes

       Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of assets and liabilities. Tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively, in the condensed statements of financial condition.

       Included in “Other assets” are deferred tax assets totaling approximately $800 million and $900 million as of November 2002 and November 2001, respectively.

Note 2.     Restricted Stock Units

       Total restricted stock units outstanding for the years ended November 2002, November 2001 and November 2000 were as follows:

	No Future Service	Future Service
	Required	Required

November 2000(1)	33,502,219	46,335,940
November 2001	25,629,933	41,669,062
November 2002(2)	18,315,938	29,895,000

(1)	Includes restricted stock units granted in connection with the combination with SLK and restricted stock units granted to employees, subsequent to year-end, as part of year-end compensation.

(2)	Includes restricted stock units granted to employees subsequent to year-end as part of year-end compensation.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

BY:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

Date: February 27, 2003

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

Signatures	Capacity	Date

/s/ HENRY M. PAULSON, JR. Henry M. Paulson, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2003

/s/ ROBERT J. HURST Robert J. Hurst	Director	February 27, 2003

/s/ JOHN A. THAIN John A. Thain	Director	February 27, 2003

/s/ JOHN L. THORNTON John L. Thornton	Director	February 27, 2003

/s/ LORD BROWNE OF MADINGLEY Lord Browne of Madingley	Director	February 27, 2003

/s/ JOHN H. BRYAN John H. Bryan	Director	February 27, 2003

/s/ WILLIAM W. GEORGE William W. George	Director	February 27, 2003

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 27, 2003

/s/ RUTH J. SIMMONS Ruth J. Simmons	Director	February 27, 2003

/s/ DAVID A. VINIAR David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 27, 2003

/s/ SARAH E. SMITH Sarah E. Smith	Principal Accounting Officer	February 27, 2003

CERTIFICATIONS

I, Henry M. Paulson, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of The Goldman Sachs Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HENRY M. PAULSON, JR.

Name: Henry M. Paulson, Jr.
Title: Chief Executive Officer

Date: February 27, 2003

CERTIFICATIONS

I, David A. Viniar, certify that:

1. I have reviewed this annual report on Form 10-K of The Goldman Sachs Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

Date: February 27, 2003

II-4