Form 10-Q
period 2003-02-28
GOLDMAN SACHS GROUP INC/
filed 2003-04-10
CIK 886982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended February 28, 2003

or

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☒     Yes     ☐     No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).          ☒     Yes     ☐     No

APPLICABLE ONLY TO CORPORATE ISSUERS

        As of April 4, 2003 there were 469,585,628 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months
	Ended February

	2003	2002

	(in millions, except
	per share amounts)
Revenues
Investment banking	$626	$825
Trading and principal investments	1,773	1,203
Asset management and securities services	1,063	1,158
Interest income	2,632	2,514

Total revenues	6,094	5,700
Interest expense	1,907	2,102

Revenues, net of interest expense	4,187	3,598

Operating expenses
Compensation and benefits	2,094	1,799
Amortization of employee initial public offering and acquisition awards	49	125

Brokerage, clearing and exchange fees	190	196
Market development	55	70
Communications and technology	117	142
Depreciation and amortization	157	137
Amortization of identifiable intangible assets	32	31
Occupancy	223	141
Professional services and other	252	118

Total non-compensation expenses	1,026	835

Total operating expenses	3,169	2,759

Pre-tax earnings	1,018	839
Provision for taxes	356	315

Net earnings	$662	$524

Earnings per share
Basic	$1.35	$1.05
Diluted	1.29	0.98

Dividends declared per common share	$0.12	$0.12

Average common shares outstanding
Basic	489.3	500.2
Diluted	512.0	534.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	February 2003	November 2002

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$4,588	$4,822
Cash and securities segregated in compliance with U.S. federal and other regulations	23,239	20,389
Receivables from brokers, dealers and clearing organizations	6,188	5,779
Receivables from customers and counterparties	25,271	23,159
Securities borrowed	109,085	113,579
Securities purchased under agreements to resell	30,536	45,772

Financial instruments owned, at fair value	146,239	123,318
Financial instruments owned and pledged as collateral, at fair value	13,521	6,457

Total financial instruments owned, at fair value	159,760	129,775
Other assets	13,301	12,299

Total assets	$371,968	$355,574

Liabilities and shareholders’ equity
Short-term borrowings, including the current portion of long-term borrowings	$45,673	$40,638
Payables to brokers, dealers and clearing organizations	9,287	1,893
Payables to customers and counterparties	95,346	93,697
Securities loaned	12,223	12,238
Securities sold under agreements to repurchase	48,560	59,919
Financial instruments sold, but not yet purchased, at fair value	92,859	83,473
Other liabilities and accrued expenses	5,107	6,002
Long-term borrowings	43,399	38,711

Total liabilities	352,454	336,571

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 516,618,658 and 515,084,810 shares issued as of February 2003 and November 2002, respectively, and 470,555,356 and 472,940,724 shares outstanding as of February 2003 and November 2002, respectively	5	5
Restricted stock units	3,291	3,494
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	12,912	12,773
Retained earnings	7,864	7,259
Unearned compensation	(709)	(845)
Accumulated other comprehensive loss	(18)	(122)
Treasury stock, at cost, par value $0.01 per share; 46,063,302 and 42,144,086 shares as of February 2003 and November 2002, respectively	(3,831)	(3,561)

Total shareholders’ equity	19,514	19,003

Total liabilities and shareholders’ equity	$371,968	$355,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended

	February 2003	November 2002

	(in millions, except
	per share amounts)
Common stock, par value $0.01 per share
Balance, beginning of year	$5	$5
Issued	—	—

Balance, end of period	5	5

Restricted stock units
Balance, beginning of year	3,494	4,542
Granted	27	498
Delivered	(194)	(1,293)
Forfeited	(36)	(253)

Balance, end of period	3,291	3,494

Nonvoting common stock, par value $0.01 per share
Balance, beginning of year	—	—
Exchanged	—	—

Balance, end of period	—	—

Additional paid-in capital
Balance, beginning of year	12,773	11,785
Issuance of common stock	156	869
Net tax effects related to delivery of equity-based awards	(17)	119

Balance, end of period	12,912	12,773

Retained earnings
Balance, beginning of year	7,259	5,373
Net earnings	662	2,114
Dividends declared	(57)	(228)

Balance, end of period	7,864	7,259

Unearned compensation
Balance, beginning of year	(845)	(1,220)
Restricted stock units granted	(20)	(387)
Restricted stock units forfeited	13	95
Amortization of restricted stock units	143	667

Balance, end of period	(709)	(845)

Accumulated other comprehensive loss
Balance, beginning of year	(122)	(168)
Currency translation adjustment	104	46

Balance, end of period	(18)	(122)

Treasury stock, at cost, par value $0.01 per share
Balance, beginning of year	(3,561)	(2,086)
Shares repurchased	(270)	(1,475)

Balance, end of period	(3,831)	(3,561)

	$19,514	$19,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended February

	2003	2002

	(in millions)
Cash flows from operating activities
Net earnings	$662	$524
Noncash items included in net earnings
Depreciation and amortization	157	137
Amortization of identifiable intangible assets	32	31
Stock-based compensation	127	207
Changes in operating assets and liabilities
Cash and securities segregated in compliance with U.S. federal and other regulations	(2,850)	1,960
Net receivables from brokers, dealers and clearing organizations	6,985	2,979
Net payables to customers and counterparties	(463)	172
Securities borrowed, net of securities loaned	4,479	(2,210)
Securities sold under agreements to repurchase, net of agreements to resell	3,877	(1,663)
Financial instruments owned, at fair value	(29,515)	(1,740)
Financial instruments sold, but not yet purchased, at fair value	9,386	(3,557)
Other, net	(1,007)	(2,245)

Net cash used for operating activities	(8,130)	(5,405)

Cash flows from investing activities
Property, leasehold improvements and equipment	(113)	(206)
Other investments	(1,402)	23

Net cash used for investing activities	(1,515)	(183)

Cash flows from financing activities
Short-term borrowings, net	6,020	3,317
Issuance of long-term borrowings	6,053	5,139
Repayment of long-term borrowings, including the current portion of long-term borrowings	(2,350)	(2,461)
Common stock repurchased	(270)	(283)
Dividends paid	(57)	(57)
Proceeds from issuance of common stock	15	1

Net cash provided by financing activities	9,411	5,656

Net (decrease)/increase in cash and cash equivalents	(234)	68
Cash and cash equivalents, beginning of year	4,822	6,909

Cash and cash equivalents, end of period	$4,588	$6,977

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Cash payments of income taxes, net of refunds, were $146 million and $328 million during the three months ended February 2003 and February 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months
	Ended February

	2003	2002

	(in millions)
Net earnings	$662	$524
Currency translation adjustment, net of tax	104	(51)

Comprehensive income	$766	$473

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

      The firm’s activities are divided into three segments:

•	Investment Banking. This segment comprises Financial Advisory and Underwriting;

•	Trading and Principal Investments. This segment comprises Fixed Income, Currency and Commodities (FICC), Equities and Principal Investments (Principal Investments primarily represents net revenues from the firm’s merchant banking investments and the firm’s investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG)); and

•	Asset Management and Securities Services. This segment comprises Asset Management, Securities Services and Commissions.

Note 2. Significant Accounting Policies

     Basis of Presentation

      The condensed consolidated financial statements include the accounts of Group Inc. and all other entities in which the firm has a controlling financial interest. All material intercompany transactions and balances have been eliminated.

      The usual condition for a controlling financial interest in an entity is ownership of a majority of the voting interest. Accordingly, the firm consolidates entities in which it has all, or a majority of, the voting interest. A controlling financial interest can also exist in entities whose activities are predetermined or significantly limited, or whose independent equity investors do not hold an equity investment with substantive risks and rewards. These types of entities were commonly referred to as special-purpose entities (SPEs) prior to the issuance of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” and are now known as variable interest entities (VIEs).

      The firm consolidates all SPEs it controls and those in which it holds a majority of the SPE’s substantive risks and rewards. The firm also consolidates all SPEs to which it has transferred assets unless independent investors have made a substantive majority equity investment in legal form or the transferred assets are financial instruments and the SPE is a qualifying SPE (QSPE) as defined in Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The firm consolidates all VIEs created after January 31, 2003 where it is the primary beneficiary, generally defined as holding a majority of the expected losses or a majority of the expected residual returns. The firm’s financial interests in, and derivative transactions with, non-consolidated SPEs and VIEs are accounted for at fair value, in the same manner as other financial instruments. As of February 2003, the firm had no material additional financial commitments or guarantees in respect of these entities.

      When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

or economic interest of 20% to 50%), the firm accounts for its investment in accordance with the equity method of accounting as prescribed by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

      If the firm does not have a controlling financial interest in, or exert significant influence over, the entity, the firm accounts for its investment at fair value.

      The firm also has formed numerous non-consolidated private investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner and also holds limited partnership interests in the funds. The firm does not hold a majority of the residual interests in any of the funds. The firm’s investments in these funds are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition. As of December 31, 2002 (the latest investment fund reporting date), the funds’ total assets were approximately $11.93 billion.

      The firm’s principal U.S. and international subsidiaries include Goldman, Sachs & Co. (GS&Co.), J. Aron & Company and Spear, Leeds & Kellogg, L.P. (SLK) in New York, Goldman Sachs International (GSI) in London and Goldman Sachs (Japan) Ltd. (GSJL) in Tokyo.

      These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Group Inc. for the fiscal year ended November 29, 2002. The condensed consolidated financial information as of November 29, 2002 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

      Unless otherwise stated herein, all references to February 2003 and February 2002 refer to the firm’s fiscal period ended, or the date, as the context requires, February 28, 2003 and February 22, 2002, respectively. All references to November 2002 refer to the firm’s fiscal year ended, or the date, as the context requires, November 29, 2002.

     Revenue Recognition

      Investment Banking. Underwriting revenues and fees from mergers and acquisitions and other corporate finance advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Underwriting revenues are presented net of related expenses. Expenses

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

associated with advisory transactions are recorded as non-compensation expenses, net of client reimbursements.

      Repurchase Agreements and Collateralized Financing Arrangements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade foreign sovereign obligations, represent short-term collateralized financing transactions and are carried in the condensed consolidated statements of financial condition at their contractual amounts plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of FIN No. 41 are satisfied. The firm takes possession of securities purchased under agreements to resell, monitors the market value of these securities on a daily basis and obtains additional collateral as appropriate.

      Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. These transactions are generally collateralized by either cash, securities or letters of credit. The firm takes possession of securities borrowed, monitors the market value of securities loaned and delivers or obtains additional collateral as appropriate. Income or expense on repurchase agreements and collateralized financing arrangements is recognized as interest over the life of the transaction.

      Financial Instruments. Gains and losses on financial instruments are recorded on a trade-date basis in the condensed consolidated statements of earnings. The condensed consolidated statements of financial condition generally reflect purchases and sales of financial instruments on a trade-date basis.

      “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the firm’s results of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

      Quoted market prices in active markets are the best evidence of fair value and the firm uses them when available. If quoted market prices in active markets are not available, management’s estimate of fair value is based on, if available, quoted prices or recent transactions in less active markets and/or prices of similar instruments.

      If prices are not readily available either through quoted market prices in active markets or alternative pricing sources, or if liquidating a position is reasonably expected to affect market prices, fair value is based on valuation models or management’s estimate, using the best information available, of amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. The firm’s valuation models consider, among other inputs, contractual and market prices, yield curves, credit volatility factors, prepayment rates and/or correlations of the underlying positions.

      The inputs used in the firm’s valuation models are based on quoted market prices in active markets, if available, or, if not, from quoted market prices or recent transactions in less active markets, and prices of similar instruments. Where such data is not readily available, inputs are derived from other market data taking into account observable market movements that could reasonably be expected to affect the derived input. Different valuation models and assumptions could produce materially different estimates of fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      In general, transfers of financial assets are accounted for as sales under SFAS No. 140 when the firm has relinquished control over the transferred assets. For transfers accounted for as sales, any related gains or losses are recognized in net revenues. Transfers that are not accounted for as sales are accounted for as repurchase agreements and collateralized financing arrangements, with the related interest expense recognized in net revenues over the life of the transaction.

      Principal investments are initially carried at cost as an approximation of fair value. The carrying value of such investments is adjusted when changes in the underlying fair values are readily determinable. For public investments, values are determined using quoted market prices discounted for restrictions on sale. For private investments, adjustments to cost (above or below) are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made if management determines the expected realizable value of the investment is less than the carrying value. In reaching that determination, management considers many factors including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

      Principal Investments includes the firm’s investment in the convertible preferred stock of SMFG. The firm’s investment in SMFG is carried at fair value, which is derived from market data, such as SMFG’s common stock price and credit spreads, and which incorporates the impact of the transfer restrictions on the firm’s investment as well as downside protection on the conversion strike price.

      Asset Management. Asset management fees are generally recognized over the period that the related service is provided based upon average net asset values. In certain circumstances, the firm is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are not subject to adjustment once the measurement period ends. Accordingly, incentive fees are recognized in the condensed consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in “Asset management and securities services” in the condensed consolidated statements of earnings.

      Commissions. The firm generates commissions from executing and clearing client transactions on stock, options and futures markets worldwide. These commissions are recorded on a trade-date basis in “Asset management and securities services” in the condensed consolidated statements of earnings.

      Merchant Banking Overrides. The firm is entitled to receive merchant banking overrides (i.e., the increased share of a fund’s income and gains) when the return on the fund’s investments exceeds certain threshold returns. Overrides are based on investment performance over the life of each merchant banking fund, and future investment underperformance may require amounts previously distributed to the firm to be returned to the funds. Accordingly, overrides are recognized in the condensed consolidated statements of earnings only when all material contingencies have been resolved. Overrides are included in “Asset management and securities services” in the condensed consolidated statements of earnings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

     Earnings Per Share

      Basic earnings per share (EPS) is calculated by dividing net earnings by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

     Stock-Based Compensation

      Effective for fiscal 2003, the firm began to account for stock-based employee compensation in accordance with the fair-value method prescribed by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” using the prospective adoption method. Under this method of adoption, compensation expense is recognized over the relevant service period based on the fair value of stock options and restricted stock units granted for fiscal 2003 and future years.

      Stock-based employee compensation, including stock options, for the three months ended February 2002 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

      If the firm were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the year ended November 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and EPS as presented below:

	Three Months
	Ended February

	2003	2002

	(in millions, except
	per share amounts)
Net earnings, as reported	$662	$524
Add: Stock-based employee compensation expense, net of related tax benefits, included in reported net earnings	81	129
Deduct: Stock-based employee compensation expense, net of related tax effects, determined under fair-value method for all awards	(173)	(217)

Pro forma net earnings	$570	$436

EPS, as reported
Basic	$1.35	$1.05
Diluted	1.29	0.98
Pro forma EPS
Basic	$1.16	$0.87
Diluted	1.11	0.82

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

     Recent Accounting Developments

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees and is effective for exit and disposal activities initiated after December 31, 2002. Adoption of the statement did not have a material effect on the firm’s financial condition or results of operations.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a company to consolidate a VIE if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. As required, the firm adopted FIN No. 46 for VIEs created after January 31, 2003. The firm must apply FIN No. 46 to VIEs created before February 1, 2003 as of the beginning of the fourth quarter of fiscal 2003. Management does not expect adoption to have a material effect on the firm’s financial condition or results of operations.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The firm has adopted the provisions of EITF Issue No. 02-3 related to energy-trading contracts as of the beginning of the first quarter of fiscal 2003, and the effect of adoption was not material to the firm’s financial condition or results of operations. EITF Issue No. 02-3 also communicates the FASB staff’s view that the transaction price for a derivative contract is the best information available with which to estimate fair value at the inception of a contract when the estimate is not based on other observable market data. The application of the FASB staff’s view did not have a material effect on the firm’s financial condition as of February 2003 or its results of operations for the three months ended February 2003.

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

(UNAUDITED)

Note 3. Financial Instruments

     Fair Value of Financial Instruments

      The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value and financial instruments sold, but not yet purchased, at fair value:

	As of February 2003		As of November 2002

	Assets	Liabilities	Assets	Liabilities

	(in millions)
Commercial paper, certificates of deposit and time deposits	$882	$—	$1,092	$—
U.S. government, federal agency and sovereign obligations	47,501	22,386	36,053	22,272
Corporate debt	32,474	7,401	25,425	6,902
Equities and convertible debentures	23,785	15,702	23,624	14,398
State, municipal and provincial obligations	754	—	715	—
Derivative contracts	53,873	47,126	42,205	38,921
Physical commodities	491	244	661	980

Total	$159,760	$92,859	$129,775	$83,473

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

      Derivative contracts exclude certain cash instruments, such as mortgage-backed securities, interest-only and principal-only obligations, and indexed debt instruments, that derive their values or contractually required cash flows from the price of some other security or index. The firm includes certain commodity-related contracts in its derivative disclosure, although not required to do so, as these contracts may be settled in cash or are readily convertible into cash.

      Most of the firm’s derivative transactions are entered into for trading purposes. The firm uses derivatives in its trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. Risk exposures are managed through diversification, by controlling position sizes and by establishing hedges in related securities or derivatives. For example, the firm may hedge a portfolio of common stock by taking an offsetting position in a related equity-index futures contract. Gains and losses on derivatives used for trading purposes are generally included in “Trading and principal investments” in the condensed consolidated statements of earnings.

      The firm also enters into derivative contracts to manage the interest rate, currency, and equity-linked exposure on its long-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements, currency swap agreements and equity-linked contracts, which are primarily utilized to convert a substantial portion of the firm’s long-term debt into U.S. dollar-based floating rate obligations. Certain interest rate swap contracts are designated as fair-value hedges. The gains or losses associated with the ineffective portion of

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

these fair-value hedges are included in “Trading and principal investments” in the condensed consolidated statements of earnings and were not material for the three months ended February 2003 and February 2002.

      Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of February 2003		As of November 2002

	Assets	Liabilities	Assets	Liabilities

	(in millions)
Forward settlement contracts	$7,777	$7,354	$4,293	$4,602
Swap agreements	30,175	23,123	22,426	18,516
Option contracts	15,921	16,649	15,486	15,803

Total	$53,873	$47,126	$42,205	$38,921

     Securitization Activities

      The firm securitizes commercial and residential mortgages and home equity loans, government and corporate bonds, and other types of financial assets. The firm acts as underwriter of the beneficial interests that are sold to investors. The firm derecognizes financial assets transferred in securitizations provided it has relinquished control over such assets. Transferred assets are accounted for at fair value prior to securitization. Underwriting net revenues are recognized in connection with the sales of the underlying beneficial interests to investors.

      The firm may retain interests in securitized financial assets, which it generally attempts to sell as quickly as possible, subject to prevailing market conditions. Retained interests are accounted for at fair value and are included in “Total financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

      During the three months ended February 2003 and February 2002, the firm securitized $28.80 billion and $31.99 billion of financial assets, respectively, including $23.11 billion and $29.66 billion of agency mortgage-backed securities, respectively. Cash flows received on retained interests and other securitization cash flows were approximately $308 million for the three months ended February 2003. As of February 2003, the firm held $4.09 billion of retained interests, including $1.20 billion of retained interests for which the fair value is based on quoted market prices in active markets.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The following table sets forth the weighted average key economic assumptions used in measuring the fair value of retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of February 2003

	Type of Retained Interests

		Other Asset-
	Mortgage	Backed(2)

	($ in millions)
Fair value of retained interests	$1,869	$1,021
Weighted average life (years)	3.3	4.4

Annual prepayment rate	34.8%	N/A
Impact of 10% adverse change	$(8)	—
Impact of 20% adverse change	(15)	—

Annual credit losses(1)	3.9%	2.3%
Impact of 10% adverse change	$(2)	$(6)
Impact of 20% adverse change	(4)	(12)

Annual discount rate	9.5%	7.6%
Impact of 10% adverse change	$(25)	$(1)
Impact of 20% adverse change	(48)	(2)

(1)	The impact of adverse changes takes into account credit mitigants incorporated in the retained interests, including overcollateralization and subordination provisions.

(2)	Includes retained interests in government and corporate bonds and other types of financial assets that are not subject to prepayment risk.

     The preceding table does not give effect to the offsetting benefit of other financial instruments that are held to hedge risks inherent in these retained interests. Changes in fair value based on a 10% adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the impact of a change in a particular assumption is calculated independently of changes in any other assumption. In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed above.

Variable Interest Entities (VIEs)

      The firm, in the ordinary course of its business, utilizes VIEs such as trusts, limited partnerships and limited liability companies to securitize commercial and residential mortgages and home equity loans, government and corporate bonds, and other types of financial instruments. Prior to the issuance of FIN No. 46, VIEs were commonly referred to as SPEs. The firm holds variable interests in such entities in the form of senior and subordinated debt, preferred and common stock, interest rate, foreign currency and credit derivatives as well as

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

residual interests in asset-backed securitizations. The following table summarizes the firm’s maximum exposure to loss as a result of its significant variable interests in consolidated and non-consolidated VIEs and the total assets of such VIEs:

	As of February 2003		As of November 2002

	Variable Interest Entities(1)		Variable Interest Entities(1)

	Consolidated(2)	Non-Consolidated	Consolidated(2)	Non-Consolidated

	(in millions)
Maximum exposure to loss
Mortgages	$63	$247	$73	$265
Other asset-backed	144	468	197	630

Total maximum exposure to loss	$207	$715	$270	$895

VIE assets
Mortgages	$724	$4,379	$651	$5,176
Other asset-backed	1,221	1,950	1,095	3,540

Total VIE assets	$1,945	$6,329	$1,746	$8,716

(1)	Excludes QSPEs, in accordance with FIN No. 46.

(2)	Consolidated total VIE assets in excess of total maximum exposure to loss represents variable interests held by third parties that have no recourse to the general credit of the firm.

Secured Borrowing and Lending Activities

      The firm obtains secured short-term financing principally through the use of repurchase agreements and securities lending agreements to obtain securities for settlement, to finance inventory positions and to meet customers’ needs. In these transactions, the firm either provides or receives collateral, including U.S. government, federal agency, mortgage-backed, investment-grade foreign sovereign obligations and equity securities.

      The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of February 2003 and November 2002, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $311.03 billion and $316.31 billion, respectively, of which the firm sold or repledged $264.59 billion and $272.49 billion, respectively.

      The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of February 2003 and November 2002, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to counterparties that did not have the right to sell or repledge was $39.93 billion and $34.66 billion, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Note 4. Short-Term Borrowings

      The firm generally obtains unsecured short-term borrowings through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

      Short-term borrowings are set forth below:

	As of

	February 2003	November 2002

	(in millions)
Promissory notes	$25,889	$20,433
Commercial paper	8,326	9,463
Bank loans and other	6,233	4,948
Current portion of long-term borrowings	5,225	5,794

Total(1)	$45,673	$40,638

(1)	As of February 2003 and November 2002, weighted average interest rates for short-term borrowings, including commercial paper, were 1.72% and 2.09%, respectively.

Note 5. Earnings Per Share

      The computations of basic and diluted EPS are set forth below:

	Three Months
	Ended February

	2003	2002

	(in millions, except
	per share amounts)
Numerator for basic and diluted EPS — earnings available to common shareholders	$662	$524

Denominator for basic EPS — weighted average number of common shares	489.3	500.2
Effect of dilutive securities
Restricted stock units	17.5	24.3
Stock options	5.2	9.9

Dilutive potential common shares	22.7	34.2

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares(1)	512.0	534.4

Basic EPS	$1.35	$1.05
Diluted EPS	1.29	0.98

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months
	Ended February

	2003	2002

	(in millions)
Number of antidilutive options	61	29

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Note 6. Shareholders’ Equity

      The Board of Directors of Group Inc. declared a dividend of $0.12 per share to be paid on May 29, 2003, to common shareholders of record on April 29, 2003.

      During the first quarter of fiscal 2003, the firm repurchased 3.9 million shares of the firm’s common stock at an average price of $68.82 per share. As of February 2003, the firm was authorized to repurchase up to 15.7 million additional shares of common stock pursuant to the firm’s common stock repurchase program.

Note 7. Commitments, Contingencies and Guarantees

Commitments

      The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $32.88 billion as of February 2003.

      In connection with its lending activities, the firm had outstanding commitments of $10.30 billion as of February 2003. These commitments are agreements to lend to counterparties, have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements.

      The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $11.36 billion as of February 2003.

      The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately-negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $1.37 billion in corporate and real estate merchant banking investment funds as of February 2003.

      The firm had construction-related commitments of $189 million and other purchase commitments of $64 million as of February 2003.

      The firm has obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other items. Minimum rental commitments, net of minimum sublease rentals, under noncancelable leases for the remainder of 2003, the succeeding four years and thereafter are set forth below:

(in millions)
Minimum rental commitments
Remainder of 2003	$281
2004	349
2005	266
2006	260
2007	230
2008-thereafter	1,842

Total	$3,228

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

Guarantees

      In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 specifies the disclosures to be made about obligations under certain issued guarantees and requires a liability to be recognized for the fair value of a guarantee obligation. The recognition and measurement provisions of the interpretation apply prospectively to guarantees issued or modified after December 31, 2002.

      The firm enters into various derivative contracts that meet the definition of a guarantee under FIN No. 45. Such derivative contracts include credit default swaps, written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. FIN No. 45 does not require disclosures about derivative contracts if such contracts may be cash settled and the firm has no basis to conclude that it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. If these conditions have been met, the firm has not included such contracts in the table below.

      The firm, in its capacity as an agency lender, occasionally indemnifies securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. In relation to certain asset sales and securitization transactions, the firm guarantees the collection of contractual cash flows. In connection with fund management activities, the firm may issue loan guarantees to secure financing and to obtain preferential investment terms. In addition, the firm provides letters of credit and other guarantees, on a limited basis, to enable clients to enhance their credit standing and complete transactions.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of February 2003:

		Amount of Maximum Payout/Notional by Period of Expiration(3)

	Carrying	Remainder	2004-	2006-	2008-
	Value	of 2003	2005	2007	Thereafter	Total

	(in millions)
Derivatives(1)	$17,185	$177,948	$107,184	$90,924	$94,864	$470,920
Securities lending indemnifications(2)	—	5,956	—	—	—	5,956
Guarantees of the collection of contractual cash flows	17	—	52	185	—	237
Fund-related commitments	—	53	43	2	2	100
Letters of credit and other guarantees	—	23	17	1	—	41

(1)	For certain derivative contracts such as interest rate caps and written currency contracts, the maximum payout cannot be estimated because the rise in underlying interest rates and foreign exchange prices is theoretically unlimited. Consequently, the table above reflects the notional amount of such contracts. The notional amounts are representative of the volume of transactions and significantly exceed anticipated losses. The carrying value of $17.19 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held in connection with securities lending indemnifications was $6.24 billion as of February 2003.

(3)	Such amounts do not represent the anticipated losses in connection with these contracts.

     In the normal course of its business, the firm indemnifies certain service providers, such as clearing and custody agents, trustees and administrators against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet defaults of other members. In connection with its prime brokerage and clearing businesses, the firm may agree to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statement of financial condition as of February 2003.

      The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statement of financial condition as of February 2003.

Note 8. Regulated Subsidiaries

      GS&Co. and SLK are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the Securities and Exchange Commission and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of February 2003, GS&Co. had regulatory net capital, as defined, of $4.32 billion, which exceeded the amount required by $3.65 billion. As of February 2003, SLK had regulatory net capital, as defined, of $1.40 billion, which exceeded the amount required by $1.36 billion.

      GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of The Financial Services Agency. As of February 2003, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of February 2003, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 9. Business Segments

      In reporting to management, the firm’s operating results are categorized into the following three segments: Investment Banking, Trading and Principal Investments and Asset Management and Securities Services.

      In reporting segments, certain of the firm’s business lines have been aggregated where they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the services they provide, (ii) their methods of distribution, (iii) the types of clients they serve and (iv) the regulatory environments in which they operate.

      The cost structures of each of the firm’s segments are broadly similar to that of the firm taken as a whole in that they are primarily influenced by discretionary compensation, headcount and levels of business activity. The firm’s overall compensation and benefits expenses are generally targeted at 50% (plus or minus a few percentage points) of consolidated net revenues. A substantial portion of the firm’s compensation expense represents discretionary bonuses, which are determined at the end of the fiscal year. The segment allocation of these bonuses reflects, among other factors, the overall performance of the firm as well as the performance of individual business units. The timing and magnitude of changes in the firm’s bonus accruals can have a significant effect on segment operating results in a given period.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months
		Ended February

		2003		2002

		(in millions)
Investment	Net revenues	$718		$893
Banking	Operating expenses	588		676

	Pre-tax earnings	$130		$217

	Segment assets	$5,609		$2,073

Trading and	Net revenues	$2,151		$1,330
Principal	Operating expenses	1,437		1,112
Investments
	Pre-tax earnings	$714		$218

	Segment assets	$214,496		$161,107

Asset Management	Net revenues	$1,318		$1,375
and Securities	Operating expenses	1,005		864
Services
	Pre-tax earnings	$313		$511

	Segment assets	$151,106		$146,420

Total	Net revenues	$4,187		$3,598
	Operating expenses	3,169	(2)	2,759	(3)

	Pre-tax earnings	$1,018		$839

	Total assets(1)	$371,968		$310,483

(1)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

(2)	Includes the amortization of employee initial public offering awards of $39 million and a provision for a number of litigation and regulatory proceedings of $100 million that have not been allocated to the firm’s segments.

(3)	Includes the amortization of employee initial public offering awards of $107 million that has not been allocated to the firm’s segments.

Review Report of Independent Accountants

To the Directors and Shareholders of

The Goldman Sachs Group, Inc.:

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries (the Company) at February 28, 2003, the related condensed consolidated statements of earnings for the three months ended February 28, 2003 and February 22, 2002, the condensed consolidated statement of changes in shareholders’ equity for the three months ended February 28, 2003, the condensed consolidated statements of cash flows for the three months ended February 28, 2003 and February 22, 2002, and the condensed consolidated statements of comprehensive income for the three months ended February 28, 2003 and February 22, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

      We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries at November 29, 2002, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year ended November 29, 2002 (not presented herein); in our report dated January 27, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 29, 2002, and the condensed consolidated statement of changes in shareholders’ equity for the year ended November 29, 2002, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 9, 2003

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

      Our activities are divided into three segments:

•	Investment Banking. This segment comprises Financial Advisory and Underwriting;

•	Trading and Principal Investments. This segment comprises Fixed Income, Currency and Commodities (FICC), Equities and Principal Investments (Principal Investments primarily represents net revenues from our merchant banking investments and our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG)); and

•	Asset Management and Securities Services. This segment comprises Asset Management, Securities Services and Commissions.

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 29, 2002.

      Unless specifically stated otherwise, all references to February 2003 and February 2002 refer to our fiscal periods ended, or the date, as the context requires, February 28, 2003 and February 22, 2002, respectively. All references to November 2002, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 29, 2002.

      When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      The pace of global economic growth remained slow during the first fiscal quarter. Uncertainty regarding the sustainability of the economic recovery, against a background of rising geopolitical tensions, led to lower equity prices and reduced corporate activity. In particular, industry-wide equity underwriting volumes and completed mergers and acquisitions declined significantly from weak fourth quarter levels. The fixed income markets, however, continued to benefit from a favorable environment, as characterized by a steep yield curve, continued low interest rates, and a general tightening of credit spreads. Industry-wide debt origination activity and secondary fixed income trading volumes were strong in the first quarter.

      In the United States, the economy continued to grow at a modest pace, consistent with the subdued fourth quarter. Although there were some signs of a recovery in manufacturing, the labor market remained soft and weak consumer confidence dampened retail spending. In addition, continued weakness in capital spending and concerns about the growth in corporate earnings and the geopolitical situation resulted in difficult market conditions. Reflecting these conditions, the Dow Jones Industrial Average and the Nasdaq Composite Index declined 11% and 10%, respectively, during the quarter. Against this background, the U.S. Federal Reserve left its federal funds rate target unchanged as it stated that risks were balanced with respect to its long-run goals of price stability and sustainable economic growth.

      In Europe, economic growth continued at a very subdued pace, as consumer spending held up and business investment stabilized. However, weak business confidence and concerns about the strength of the economic recovery led the European Central Bank and the Bank of England to lower interest rates by 50 basis points and 25 basis points, respectively, during our first fiscal quarter. In Japan, the economy continued to be supported by private consumption and investment but remained vulnerable to weaker external demand. In the rest of Asia, China remained the strongest economy. Demand growth in China, based on many economic indicators, appeared to accelerate during the first quarter, providing a level of support to many other economies in the region. For these economies, Chinese import growth helped compensate for other influences, including reduced demand from elsewhere in the world.

Results of Operations

      The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. Over the last two years, we have been operating in a challenging economic and business environment. Industry-wide declines in the volume of equity underwritings and mergers and acquisitions have adversely affected the results of our Underwriting and Financial Advisory businesses, and continued weakness in global equities markets has adversely affected the results of certain of our Trading and Principal Investments businesses. For a further discussion of the impact these market conditions may have on our results of operations and financial condition, see Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2002.

Financial Overview

      The following table sets forth a summary of our financial results:

Financial Overview

($ in millions, except per share amounts)

	Three Months
	Ended February

	2003	2002

Net revenues	$4,187	$3,598
Pre-tax earnings	1,018	839
Net earnings	662	524
Diluted earnings per share	1.29	0.98
Annualized return on average shareholders’ equity(1)	13.7%	11.4%
Annualized return on average tangible shareholders’ equity(2)	18.3%	15.4%

(1)	Annualized return on average shareholders’ equity is computed by dividing annualized net earnings by average monthly shareholders’ equity.

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. We believe that annualized return on average tangible shareholders’ equity is a meaningful measure of our financial performance because it reflects the return on equity deployed in our businesses. Annualized return on average tangible shareholders’ equity is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity. The following table sets forth the reconciliation of average shareholders’ equity to average tangible shareholders’ equity:

	Three Months
	Ended February

	2003	2002

	(in millions)
Average shareholders’ equity	$19,283	$18,434
Less: Average goodwill and identifiable intangible assets	4,823	4,796

Average tangible shareholders’ equity	$14,460	$13,638

     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Operating Results by Segment

(in millions)

		Three Months
		Ended February

		2003		2002

Investment	Net revenues	$718		$893
Banking	Operating expenses	588		676

	Pre-tax earnings	$130		$217

Trading and	Net revenues	$2,151		$1,330
Principal	Operating expenses	1,437		1,112
Investments
	Pre-tax earnings	$714		$218

Asset Management	Net revenues	$1,318		$1,375
and Securities	Operating expenses	1,005		864
Services
	Pre-tax earnings	$313		$511

Total	Net revenues	$4,187		$3,598
	Operating expenses	3,169	(1)	2,759	(2)

	Pre-tax earnings	$1,018		$839

(1)	Includes the amortization of employee initial public offering awards of $39 million and a provision for a number of litigation and regulatory proceedings of $100 million that have not been allocated to our segments.

(2)	Includes the amortization of employee initial public offering awards of $107 million that has not been allocated to our segments.

     Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions.

      The cost structures of each of our segments are broadly similar to that of Goldman Sachs taken as a whole in that they are primarily influenced by discretionary compensation, headcount and levels of business activity. Our overall compensation and benefits expenses are generally targeted at 50% (plus or minus a few percentage points) of consolidated net revenues. A substantial portion of our compensation expense represents discretionary bonuses, which are determined at the end of our fiscal year. The segment allocation of these bonuses reflects, among other factors, the overall performance of Goldman Sachs as well as the performance of individual business units. The timing and magnitude of changes in our bonus accruals can have a significant effect on segment operating results in a given period.

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

      The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results

(in millions)

	Three Months
	Ended February

	2003	2002

Financial Advisory	$337	$457
Underwriting	381	436

Total net revenues	718	893
Operating expenses	588	676

Pre-tax earnings	$130	$217

Three Months Ended February 2003 versus February 2002

      Net revenues in Investment Banking were $718 million compared to $893 million for the first quarter of 2002. Net revenues in Financial Advisory were $337 million compared to $457 million for the first quarter of 2002, primarily reflecting a 20% decrease in industry-wide completed mergers and acquisitions.(1) Net revenues in our Underwriting business were $381 million compared to $436 million for the same 2002 period, primarily reflecting a 59% decline in industry-wide common stock offerings and a 78% decline in industry-wide initial public offerings,(1) partially offset by increased net revenues from convertible offerings and mortgage-backed securities new issuance activity. The reduction in Investment Banking net revenues compared to the same period last year was due to lower levels of activity across substantially all sectors. Our investment banking backlog declined during the quarter.(2)

      Operating expenses decreased 13% primarily due to decreased compensation and benefits expenses, reflecting both lower discretionary compensation and lower employment levels. This decrease was partially offset by higher occupancy and depreciation and amortization expenses, reflecting exit costs associated with reductions in our global office space. For a further discussion of operating expenses, see “— Operating Expenses” below. Pre-tax earnings were $130 million compared to $217 million in 2002.

(1)	Thomson Financial Securities Data — November 30, 2002 through February 28, 2003 and December 1, 2001 through February 22, 2002.

(2)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more probable than not.

Trading and Principal Investments

      Our Trading and Principal Investments business facilitates customer transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in, and trading of, fixed income and equity products, currencies, commodities, and swaps and other derivatives. In addition, we engage in floor-based and electronic market making as a specialist on U.S. equities and options exchanges. The activities of our Trading and Principal Investments segment are divided into three categories:

•	FICC. We make markets in and trade interest rate and credit products, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading;

•	Equities. We make markets in, act as a specialist for, and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading; and

•	Principal Investments. Principal Investments primarily represents net revenues from our merchant banking investments and our investment in the convertible preferred stock of SMFG.

      Substantially all of our inventory is marked-to-market daily and, therefore, its value and our net revenues are subject to fluctuations based on market movements. In addition, net revenues derived from our principal investments in privately held concerns and in real estate may fluctuate significantly depending on the revaluation or sale of these investments in any given period. We also regularly enter into large transactions as part of our trading businesses. The number and size of such transactions may affect our results of operations in a given period.

      Net revenues from Principal Investments do not include management fees and the increased share of the income and gains from our merchant banking funds (merchant banking overrides) to which we are entitled when the return on investments exceeds certain threshold returns to fund investors. These management fees and merchant banking overrides are included in the net revenues of the Asset Management and Securities Services segment.

      The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results

(in millions)

	Three Months
	Ended February

	2003	2002

FICC	$1,879	$1,222
Equities	349	105
Principal Investments	(77)	3

Total net revenues	2,151	1,330
Operating expenses	1,437	1,112

Pre-tax earnings	$714	$218

Three Months Ended February 2003 versus February 2002

      Net revenues in Trading and Principal Investments were $2.15 billion compared to $1.33 billion for the first quarter of 2002. FICC net revenues of $1.88 billion increased 54% compared to the same 2002 period, reflecting strong net revenues across nearly all businesses, as we operated in a favorable environment characterized by a steep yield curve, increased volatility in interest rates and commodities, favorable financing rates, and strong customer demand, particularly in mortgages. Higher net revenues in credit products, interest rate derivatives and mortgages were partially offset by decreased net revenues in currencies. In addition, net revenues in our commodities business were essentially unchanged from the first quarter of 2002. Net revenues in Equities increased to $349 million from $105 million for the first quarter of 2002, primarily due to the negative effect of a single block trade in the first quarter of 2002, as well as an improved performance in equity derivatives, partially offset by lower net revenues in our U.S. shares business. Principal Investments recorded negative net revenues of $77 million, primarily due to an unrealized loss of $44 million related to our convertible preferred stock investment in SMFG, as well as declines in the fair value of certain real estate investments.

      Operating expenses increased 29%, primarily due to increased compensation and benefits expenses, with higher discretionary compensation more than offsetting the impact of reduced employment levels, as well as higher occupancy and depreciation and amortization expenses, reflecting exit costs associated with reductions in our global office space. These increases were partially offset by the effect of the transfer of our Nasdaq fee-based business to Commissions, as well as lower communications and technology and market development expenses, reflecting the impact of reduced employment levels and lower levels of business activity. In January 2002, we began to implement a new fee-based pricing structure in our Nasdaq trading business. A substantial portion of our Nasdaq business is now reported in Commissions within our Asset Management and Securities Services segment. For a further discussion of operating expenses, see “— Operating Expenses” below. Pre-tax earnings increased to $714 million compared to $218 million in 2002.

Asset Management and Securities Services

      The components of our Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of interest rate spreads or fees; and

•	Commissions. Commissions includes fees from executing and clearing client transactions on major stock, options and futures markets worldwide. Commissions also includes revenues from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns.

      The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results

(in millions)

	Three Months
	Ended February

	2003	2002

Asset Management	$455	$423
Securities Services	251	207
Commissions	612	745

Total net revenues	1,318	1,375
Operating expenses	1,005	864

Pre-tax earnings	$313	$511

      Assets under management typically generate fees based on a percentage of their value and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. Substantially all assets under management are valued as of calendar month end.

      The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class

(in billions)

	As of		As of
	February 28,		November 30,

	2003	2002	2002	2001

Money markets	$108	$110	$108	$122
Fixed income and currency	102	80	96	71
Equity	79	94	86	96
Alternative investments(1)	57	60	58	62

Total	$346	$344	$348	$351

(1)	Includes merchant banking, quantitative asset allocation and other similar funds that we manage, as well as funds where we recommend one or more subadvisors for our clients.

     The following table sets forth a summary of the changes in our assets under management:

Assets Under Management

(in billions)

	Three Months
	Ended
	February 28,

	2003	2002

Balance, beginning of quarter	$348	$351
Net asset inflows/(outflows)	4	(3)
Net market depreciation	(6)	(4)

Balance, end of quarter	$346	$344

Three Months Ended February 2003 versus February 2002

      Net revenues in Asset Management and Securities Services were $1.32 billion, 4% lower than the first quarter of 2002. Asset Management net revenues of $455 million increased 8% compared to last year’s first quarter, primarily due to higher incentive income, as the return on assets under management of certain funds exceeded benchmark returns or other performance targets. During the quarter, assets under management declined by $2 billion, reflecting net asset inflows of $4 billion, primarily in equity and fixed income assets, more than offset by market depreciation of $6 billion. Securities Services net revenues were $251 million compared to $207 million for the same 2002 period, primarily reflecting increased spreads in our matched book business and higher customer balances in our securities lending and margin lending businesses. Commissions were $612 million compared to $745 million for the same period last year, primarily reflecting lower equity transaction volumes in U.S. shares, as well as lower merchant banking overrides.

      Operating expenses increased 16% primarily due to the effect of the transfer of our Nasdaq fee-based business to Commissions, as well as higher occupancy and depreciation and amortization expenses, reflecting exit costs associated with reductions in our global office space. For a further discussion of operating expenses, see “— Operating Expenses” below. Pre-tax earnings decreased to $313 million compared to $511 million in 2002.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months
	Ended February

	2003	2002

Compensation and benefits	$2,094	$1,799
Amortization of employee initial public offering and acquisition awards	49	125
Non-compensation expenses	1,026	835

Total operating expenses	$3,169	$2,759

Employees at period end(1)	19,035	22,136

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services.

Three Months Ended February 2003 versus February 2002

      Operating expenses were $3.17 billion, 15% higher than the first quarter of 2002. Compensation and benefits of $2.09 billion increased 16% compared to the same period last year, commensurate with higher net revenue levels. The ratio of compensation and benefits to net revenues was 50% for the quarter, consistent with last year’s first quarter. Employment levels decreased 4% during the quarter.

      Non-compensation-related expenses of $1.03 billion increased 23% compared to the same period last year, reflecting higher professional services and other expenses, primarily due to a provision of $100 million for a number of litigation and regulatory proceedings, as well as higher occupancy and depreciation and amortization expenses, reflecting exit costs of $97 million associated with reductions in our global office space, the largest single portion of which related to our exercise of an early termination option on our lease at 10 Hanover Square in New York. These increases were partially offset by lower communications and technology and market development expenses reflecting the impact of reduced employment levels and lower levels of business activity. Excluding the impact of the provision for litigation and regulatory proceedings and the global office space exit costs, non-compensation-related expenses were essentially unchanged from the same period last year.

Provision for Taxes

      The provision for taxes for the quarter ended February 2003 was $356 million. The effective tax rate for the quarter was 35.0%, unchanged from the fiscal year ended November 2002.

Cash Flows

      Our cash flows are primarily related to operating and financing activities undertaken in connection with our trading and market-making businesses.

      Three Months Ended February 2003 — Cash and cash equivalents decreased slightly during the quarter to $4.59 billion. Cash of $8.13 billion was used for operating activities. Cash of $1.52 billion was used for investing activities, primarily reflecting our investment in the convertible preferred stock of SMFG. Financing activities provided cash of $9.41 billion, reflecting proceeds from the issuances of long-term borrowings and net short-term borrowings, partially offset by repayments of long-term borrowings (including the current portion of long-term borrowings) and common stock repurchases.

      Three Months Ended February 2002 — Cash and cash equivalents of $6.98 billion were essentially unchanged compared to November 2001. Cash of $5.41 billion was used for operating activities. Cash of $183 million was used for investing activities, primarily for leasehold improvements and the purchase of telecommunications and technology-related equipment. Financing activities provided cash of $5.66 billion, reflecting proceeds from the issuances of long-term and net short-term borrowings, partially offset by repayments of long-term borrowings (including the current portion of long-term borrowings) and common stock repurchases.

Liquidity Risk Management

      Liquidity is of critical importance to companies in the financial services sector. Most failures of financial institutions have occurred in large part due to insufficient liquidity. Accordingly, Goldman Sachs has in place a comprehensive set of liquidity and funding policies that are intended to maintain significant flexibility to address both firm-specific and broader industry or market liquidity events. Our principal objective is to be able to fund Goldman Sachs and to enable our core businesses to continue to generate revenue and provide services to our clients, even under adverse circumstances.

      Our liquidity policies are focused on the maintenance of excess liquidity and conservative asset-liability management. For a description of our liquidity policies and our oversight of liquidity, see our Annual Report on Form 10-K for the fiscal year ended November 2002. Some of our principal liquidity policies are summarized below.

Excess Liquidity Policies

      Maintenance of a Pool of Highly Liquid Securities. Our most important liquidity policy is to maintain excess liquidity in the form of unencumbered, highly liquid securities. This liquidity is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets.

      Our primary liquidity cushion consists of cash and unencumbered U.S. government and agency securities and highly liquid mortgage securities that may be sold or pledged to provide same-day liquidity. This pool of highly liquid assets averaged $30.98 billion during the first quarter of 2003 and $30.06 billion during 2002. We also maintain smaller pools of unencumbered French, German, United Kingdom and Japanese government bonds that can be used in a similar fashion to address local market crises.

      Other Unencumbered Assets. In addition to the liquidity cushion described above, we maintain a significant amount of other unencumbered securities in the United States, Europe and Asia, including other government bonds, high-grade money market securities, corporate bonds and marginable equities.

      Maintenance of Liquidity Ratio. Our policy is to maintain total unencumbered assets, including our liquidity cushion and other unencumbered assets described above, in an amount that, if pledged or sold, is intended to provide the funds necessary to replace at least 100% of unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the coming year. This “liquidity ratio” of unencumbered assets at loan value divided by short-term unsecured liabilities is intended to ensure that we could fund our positions on a secured basis in the event we were unable to replace our unsecured debt maturing within one year. In calculating this ratio, we assume conservative loan values (the estimated amount of cash that would be advanced by counterparties against securities we own) that are based on stress-scenario borrowing capacity. The estimated loan value of the aggregate of our liquidity cushion and the other unencumbered assets averaged $71.73 billion during the first quarter of 2003 and $68.55 billion during 2002.

      Committed Bank Facilities. While we assume committed or advised bank facilities will be unavailable in the event of a liquidity crisis, Goldman Sachs maintains over $1 billion in undrawn bank facilities as an additional liquidity resource.

Asset-Liability Management Policies

      Maintenance of a Highly Liquid Balance Sheet. Goldman Sachs seeks to maintain a highly liquid balance sheet. Many of our assets are readily funded in the repurchase agreement and securities lending markets, which generally have proven to be a consistent source of funding, even in periods of market stress. Substantially all of our inventory is marked-to-market daily.

      Our balance sheet fluctuates significantly between financial statement dates and is lower at quarter end than would be observed on an average basis. We require our businesses to reduce balance sheet usage on a quarterly basis to demonstrate compliance with limits set by management, thereby providing a disincentive to committing our capital over longer periods of time. These balance sheet reductions are generally achieved during the last several weeks of each fiscal quarter through ordinary-course, open-market transactions in the most liquid portions of our balance sheet, principally U.S. government and agency securities, securities of foreign sovereigns, and mortgage and money market instruments, as well as through the roll-off of repurchase agreements and certain collateralized financing arrangements. Accordingly, over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 18% lower and 15% lower, respectively, than amounts that would have been observed, based on a weekly average, over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or excess liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.

      Funding of Assets With Longer Term Liabilities. While Goldman Sachs’ liquidity policies generally do not rely on sales of assets (other than the liquidity cushions) to maintain liquidity in a distressed environment, we recognize that orderly asset sales may be prudent, and could be necessary, in a persistent liquidity crisis. As a result, we seek to manage the composition of our asset base and the maturity profile of our funding such that we should be able to liquidate our assets prior to our liabilities coming due, even in times of prolonged or severe liquidity stress.

      We seek to maintain total capital (long-term borrowings plus shareholders’ equity) substantially in excess of our less liquid assets. Our total capital of $62.91 billion and $57.71 billion as of February 2003 and November 2002, respectively, exceeded the assets that we believe may be more difficult to fund or sell, particularly during times of market stress. Such assets include, but are not limited to, bank loans, high-yield debt securities, emerging market debt securities and principal investments.

      As of February 2003 and November 2002, we held $6.01 billion and $2.97 billion, respectively, in bank loans, $2.60 billion and $1.94 billion, respectively, in high-yield debt securities and $0.93 billion and $0.76 billion, respectively, in emerging market debt securities. As of February 2003 and November 2002, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was $3.03 billion and $1.78 billion, respectively. These carrying values were comprised of corporate principal investments with an aggregate carrying value of $1.05 billion and $1.04 billion, respectively, real estate investments with an aggregate carrying value of $0.75 billion and $0.74 billion, respectively, and our investment in SMFG convertible preferred stock with a carrying value as of February 2003 of $1.23 billion. In addition, we held other financial assets such as certain mortgage whole loans, certain mortgage-backed securities and other distressed assets that could be less liquid, particularly during times of market stress.

      In addition, we had illiquid non-financial assets of $13.30 billion and $12.30 billion as of February 2003 and November 2002, respectively. These assets, which are reported as “Other assets” in the condensed consolidated statements of financial condition, include goodwill and identifiable intangible assets, property, plant and equipment, deferred tax assets, prepaid assets and our equity method investments.

Capital and Funding

     Capital

      Our capital requirements are determined by factors such as subsidiary regulatory requirements, rating agency guidelines, our capital policies regarding asset composition, leverage and risk of loss, business opportunities, and capital availability and cost. Goldman Sachs’ total capital increased 9% to $62.91 billion as of February 2003 compared with $57.71 billion as of November 2002.

      The increase in total capital resulted primarily from an increase in long-term borrowings to $43.40 billion as of February 2003 from $38.71 billion as of November 2002. The weighted average maturity of our long-term borrowings as of February 2003 was approximately 6 years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

      Shareholders’ equity increased by 3% to $19.51 billion as of February 2003 from $19.00 billion as of November 2002. During the first quarter of 2003, we repurchased 3.9 million shares of our common stock at an average price of $68.82 per share. As of February 2003, we were authorized to repurchase up to 15.7 million additional shares of common stock pursuant to our common stock repurchase program. The principal purpose of our stock repurchase program is to substantially offset the dilutive effect of employee equity-based compensation. The repurchase program has been effected through regular open-market purchases, the sizes of which have been and will be influenced by, among other factors, prevailing prices and market conditions.

      The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per share:

	As of

	February		November
	2003		2002

	($ in millions, except
	per share amounts)
Total assets	$371,968		$355,574
Adjusted assets(1)	250,032		215,547
Shareholders’ equity	19,514		19,003
Tangible shareholders’ equity(2)	14,705		14,164
Leverage ratio(3)	19.1	x	18.7	x
Adjusted leverage ratio(4)	17.0	x	15.2	x
Book value per share(5)	$40.05		$38.69
Tangible book value per share(6)	30.18		28.84

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate in compliance with regulations and (iii) goodwill and identifiable intangible assets. The following table sets forth a reconciliation of total assets to adjusted assets:

		As of

		February	November
		2003	2002

		(in millions)
Total assets		$371,968	$355,574
Deduct:	Securities purchased under agreements to resell	(30,536)	(45,772)
	Securities borrowed	(109,085)	(113,579)
Add:	Financial instruments sold, but not purchased, at fair value (excluding derivatives)	45,733	44,552
Deduct:	Cash and securities segregated in compliance with U.S. federal and other regulations	(23,239)	(20,389)
Goodwill and identifiable intangible assets		(4,809)	(4,839)

Adjusted assets		$250,032	$215,547

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity:

	As of

	February	November
	2003	2002

	(in millions)
Shareholders’ equity	$19,514	$19,003
Deduct: Goodwill and identifiable intangible assets	(4,809)	(4,839)

Tangible shareholders’ equity	$14,705	$14,164

(3)	Leverage ratio equals total assets divided by shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity deployed in our businesses.

(5)	Book value per share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 487.3 million as of February 2003 and 491.2 million as of November 2002.

(6)	Tangible book value per share is computed by dividing tangible shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Short-Term Borrowings

      Goldman Sachs generally obtains unsecured short-term borrowings through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year.

      The following table sets forth our short-term borrowings:

Short-Term Borrowings

(in millions)

	As of

	February	November
	2003	2002

Promissory notes	$25,889	$20,433
Commercial paper	8,326	9,463
Bank loans and other	6,233	4,948
Current portion of long-term borrowings	5,225	5,794

Total	$45,673	$40,638

      Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature. As part of our overall liquidity policies, we maintain unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the coming year.

Credit Ratings

      Goldman Sachs relies upon the short-term and long-term debt capital markets to fund a significant portion of its day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are important when we are competing in certain markets and when we seek to engage in longer term transactions, including over-the-counter (OTC) derivatives. We believe our credit ratings are determined primarily based on the credit rating agencies’ assessment of the external operating environment, our liquidity, market and credit risk management practices, the level and variability of our earnings, our franchise, reputation and management and our capital base. An adverse change in any of these factors could result in a reduction in our credit ratings which, in turn, could increase our borrowing costs and limit our access to the capital markets or require us to post additional collateral and permit counterparties to terminate transactions, pursuant to our obligations under bilateral provisions in certain of our trading and collateralized financing contracts. This could reduce our earnings and adversely affect our liquidity.

      As of February 2003, additional collateral that would have been callable in the event of a one level reduction in our long-term credit ratings, pursuant to bilateral agreements with certain counterparties, was not material.

      The following table sets forth our credit ratings as of February 2003:

	Short-Term Debt	Long-Term Debt

Fitch	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Standard & Poor’s	A-1	A+

Contractual Obligations and Contingent Commitments

      Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

      The following table sets forth our contractual obligations as of February 2003:

Contractual Obligations

(in millions)

	Remainder	2004-	2006-	2008-
	of 2003	2005	2007	Thereafter	Total

Long-term borrowings by contract maturity	$—	$14,418	$5,501	$23,480	$43,399
Minimum rental commitments	281	615	490	1,842	3,228

      As of February 2003, our long-term borrowings were $43.40 billion. Substantially all of our long-term borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2032.

      As of February 2003, our minimum rental commitments, net of minimum sublease rentals, under noncancelable leases were $3.23 billion. These lease commitments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other items.

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

      The following table sets forth our contingent commitments as of February 2003:

Contingent Commitments

(in millions)

	Amount of Commitment by Period of Expiration

	Remainder	2004-	2006-	2008-
	of 2003	2005	2007	Thereafter	Total

Commitments to extend credit	$4,092	$4,156	$753	$1,296	$10,297
Commitments under letters of credit issued by banks to counterparties	11,270	74	12	1	11,357
Other commercial commitments(1)	266	778	—	579	1,623

Total	$15,628	$5,008	$765	$1,876	$23,277

(1)	Includes our merchant banking commitments, construction-related obligations and other purchase commitments.

     As of February 2003, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $32.88 billion.

Transactions with Sumitomo Mitsui Financial Group, Inc.

      On February 7, 2003, Goldman Sachs and SMFG entered into a series of related transactions with three primary components: (i) the purchase by Goldman Sachs of convertible preferred stock of SMFG having a liquidation preference equal to ¥150.3 billion ($1.25 billion); (ii) the provision by SMFG to Goldman Sachs’ affiliates of first loss credit protection up to an aggregate of $1 billion and additional second loss credit protection of up to $1.125 billion, in exchange for the underlying commitment fees, to mitigate in part the credit risk to Goldman Sachs associated with certain credit extensions to its investment-grade clients; and (iii) the enhancement and development of certain business cooperation understandings between SMFG and Goldman Sachs.

Critical Accounting Policies

      “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The determination of fair value is fundamental to our statements of financial condition and earnings and, in certain circumstances, it requires management to make complex judgments.

How We Determine Fair Value

      The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

      Quoted market prices in active markets are the best evidence of fair value and we use them when available. Such prices provide the best price transparency and we typically obtain them through electronic quotations or published prices. If quoted market prices in active markets are not available, our estimate of fair value is based on, if available, quoted prices or recent transactions in less active markets and/or prices of similar instruments. These alternative pricing sources provide some price transparency and we typically obtain this type of information through broker quotes or third-party pricing services.

      If prices are not readily available either through quoted market prices in active markets or alternative pricing sources, or if liquidating a position is reasonably expected to affect market prices, fair value is based on valuation models or management’s estimate, using the best information available, of amounts that could be realized under current market conditions, assuming an orderly liquidation over a reasonable period of time. Our valuation models consider, among other inputs, contractual and market prices, yield curves, credit, volatility factors, prepayment rates and/or correlations of the underlying positions. Examples of valuation models we use include the present value of estimated cash flows, option-pricing models, matrix pricing, option-adjusted spread models and fundamental analysis. The inputs to and the design of our valuation models incorporate assumptions that we believe other market participants would use in their estimates of fair values. However, different valuation models and assumptions could produce materially different estimates of fair value.

      In determining fair value, we separate our financial instruments into three categories, cash trading instruments (i.e., nonderivative trading instruments), derivative contracts and principal investments, as set forth in the following table as of February 2003:

Financial Instruments by Category

(in millions)

	Financial	Financial Instruments
	Instruments Owned,	Sold, But Not Yet
	At Fair Value	Purchased, At Fair Value

Cash trading instruments	$102,859	$45,733
Derivative contracts	53,873	47,126
Principal investments	3,028	—

Total	$159,760	$92,859

Cash Trading Instruments

      The fair values of cash trading instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with a reasonable level of price transparency. The types of instruments valued in this manner include U.S. government and agency securities, sovereign government obligations, liquid mortgage products, investment-grade corporate bonds, listed equities, money market securities, state, municipal and provincial obligations, and physical commodities. Certain cash trading instruments have little or no price transparency, including certain high-yield debt, corporate bank loans, whole loan mortgages and distressed debt.

      The following table sets forth the valuation of our cash trading instruments by level of price transparency as of February 2003:

Cash Trading Instruments by Price Transparency

(in millions)

	Financial	Financial Instruments
	Instruments Owned,	Sold, But Not Yet
	At Fair Value	Purchased, At Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$96,639	$45,519
Little or no price transparency	6,220	214

Total	$102,859	$45,733

      We generally do not adjust the valuation assumptions for cash trading instruments with little or no price transparency unless there is substantial evidence supporting a change in value (for example, comparable third-party transactions) or if management determines that expected realizable value is less than carrying value.

Derivative Contracts

      Derivative contracts consist of exchange-traded and OTC derivatives. The fair values of our exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models.

      The following table sets forth our exchange-traded and OTC derivative assets and liabilities as of February 2003:

Derivative Assets and Liabilities

(in millions)

	Assets	Liabilities

Exchange-traded derivatives	$6,181	$6,343
OTC derivatives	47,692	40,783

Total	$53,873	$47,126

      The fair values of our derivative assets and liabilities include cash we have paid and received (for example, option premiums) and will change significantly from period to period based on, among other factors, changes in our trading positions and market movements.

      The following tables set forth the fair values of our OTC derivative assets and liabilities as of February 2003 by product and by remaining contractual maturity:

OTC Derivatives

(in millions)

Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Product	Months	Months	Years	Years	or Greater	Total

Interest rate contracts	$1,086	$745	$7,123	$6,549	$11,721	$27,224
Currency contracts	4,502	1,125	1,420	752	293	8,092
Commodity contracts	6,008	1,825	1,123	263	32	9,251
Equity contracts	1,434	654	985	52	—	3,125

Total	$13,030	$4,349	$10,651	$7,616	$12,046	$47,692

Liabilities	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Product	Months	Months	Years	Years	or Greater	Total

Interest rate contracts	$1,121	$834	$7,575	$6,646	$3,283	$19,459
Currency contracts	4,486	1,486	1,509	895	634	9,010
Commodity contracts	5,766	1,245	812	28	35	7,886
Equity contracts	1,860	1,222	1,187	159	—	4,428

Total	$13,233	$4,787	$11,083	$7,728	$3,952	$40,783

      Price transparency for OTC derivative model inputs varies depending on, among other factors, product type, maturity and the complexity of the contract. In general, there is significant price transparency for simple interest rate contracts. Price transparency for currency contracts varies by the underlying currencies, with the currencies of the leading industrialized nations having the most price transparency. Price transparency for commodity contracts varies by type of underlying commodity. Price transparency for equity contracts varies by market, with the equity markets of the leading industrialized nations having the most price transparency. For more complex structures, price transparency is inherently more limited because they often combine one or more product types, requiring additional inputs such as correlations and volatilities.

      The inputs used in our valuation models are based on quoted market prices in active markets, if available, or, if not, quoted market prices or recent transactions in less active markets and/or prices of similar instruments. Where such data is not readily available, inputs are derived from other market data, taking into account observable market movements that could reasonably be expected to affect the derived input.

     Principal Investments

      In valuing our corporate and real estate principal investments, we separate our portfolio into three categories — public securities, private securities and our investment in the convertible preferred stock of SMFG. The following table sets forth the carrying value of our principal investments portfolio as of February 2003:

Principal Investments

(in millions)

	Corporate	Real Estate	Total

Private	$889	$739	$1,628
Public	158	9	167
SMFG convertible preferred stock(1)	1,233	—	1,233

Total	$2,280	$748	$3,028

(1)	The fair value of our Japanese yen denominated investment in SMFG convertible preferred stock includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar value of the related borrowing will also increase by an equal and offsetting amount.

     Our private principal investments, by their nature, have little to no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to cost (above or below) are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

      Our public principal investments, which tend to be large, concentrated holdings that resulted from initial public offerings or other corporate transactions, are valued using quoted market prices discounted for restrictions on sale.

      Our investment in SMFG convertible preferred stock is carried at fair value, which is derived from market data, such as SMFG’s common stock price and credit spreads, and which incorporates the impact of transfer restrictions on our investment as well as downside protection on the conversion strike price.

Controls Over Valuation of Financial Instruments

      Proper controls, independent of the trading and principal investing functions, are fundamental to ensuring that financial instruments are appropriately valued and the resulting fair value measurements are reliable, particularly where certain levels of price discovery may require additional analysis. These controls include independent review of valuation models and price verification by personnel with technical knowledge of relevant markets and products.

Recent Accounting Developments

      In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. As required, we adopted FIN No. 46 for VIEs created after January 31, 2003. We must apply FIN No. 46 to VIEs created before February 1, 2003 as of the beginning of the fourth quarter of fiscal 2003. We do not expect adoption to have a material effect on our financial condition or results of operations.

      In November 2002, the EITF reached a consensus on EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We have adopted the provisions of EITF Issue No. 02-3 related to energy-trading contracts as of the beginning of the first quarter of fiscal 2003, and the effect of adoption was not material to our financial condition or results of operations. EITF Issue No. 02-3 also communicates the FASB staff’s view that the transaction price for a derivative contract is the best information available with which to estimate fair value at the inception of a contract when the estimate is not based on other observable market data. The application of the FASB staff’s view did not have a material effect on our financial condition as of February 2003 or our results of operations for the three months ended February 2003.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

      For a description of our risk management policies and procedures, see Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2002 and the information incorporated by reference therein.

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

      The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions. These VaR numbers include the underlying product positions and related hedges that may include positions in other product areas. For example, the hedge of a foreign exchange forward may include an interest rate futures position, and the hedge of a long corporate bond position may include a short position in the related equity.

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

      The following table sets forth the daily VaR for substantially all of our trading positions:

Daily VaR

(in millions)

					Three
					Months
	Average for the				Ended
	Three Months Ended		As of		February
					2003
	February	February	February	November
Risk Categories	2003	2002	2003	2002	High	Low

Interest rates	$32	$35	$35	$29	$43	$25
Equity prices	31	25	24	33	38	23
Currency rates	22	15	21	9	36	12
Commodity prices	18	10	25	14	25	12
Diversification effect(1)	(50)	(37)	(50)	(44)

Firmwide	$53	$48	$55	$41	61	40

(1)	Equals the difference between firmwide daily VaR and the sum of the daily VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

     The following chart presents the daily VaR for substantially all of our trading positions during the last four quarters:

Daily VaR

($ in millions)

Trading Net Revenues Distribution

      Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of our daily trading net revenues for the quarter ended February 2003.

Daily Trading Net Revenues

($ in millions)

      As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended February 2003.

Nontrading Risk

      The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments and our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in the stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of February 2003, the sensitivity of our nontrading portfolio to a 10% equity market decline was $156 million compared to $80 million as of November 2002, primarily due to the inclusion of our investment in SMFG convertible preferred stock.

Derivatives

      Derivative contracts are financial instruments, such as futures, forwards, swaps or option contracts, that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange.

      Most of our derivative transactions are entered into for trading purposes. We use derivatives in our trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. We also enter into derivative contracts to manage the interest rate and currency exposure on our long-term borrowings.

      Derivatives are used in many of our businesses, and we believe that the associated market risk can only be understood relative to the underlying assets or risks being hedged, or as part of a broader trading strategy. Accordingly, the market risk of derivative positions is managed with all of our other nonderivative risk.

      Derivative contracts are reported on a net-by-counterparty basis on our condensed consolidated statements of financial condition where management believes a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

      The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of February 2003, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure

($ in millions)

				Percentage
			Exposure	of Exposure
		Collateral	Net of	Net of
Credit Rating Equivalent	Exposure	Held(2)	Collateral	Collateral

AAA/Aaa	$5,342	$544	$4,798	12%
AA/Aa2	10,551	1,218	9,333	23
A/A2	16,651	1,341	15,310	37
BBB/Baa2	10,391	1,969	8,422	20
BB/Ba2 or lower	4,300	1,000	3,300	8
Unrated(1)	457	292	165	—

Total	$47,692	$6,364	$41,328	100%

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

     The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral

(in millions)

					10 Years
	0 - 6	6 - 12	1 - 5	5 - 10	or
Credit Rating Equivalent	Months	Months	Years	Years	Greater	Total(2)

AAA/Aaa	$347	$125	$1,340	$1,195	$1,791	$4,798
AA/Aa2	3,009	627	2,121	1,824	1,752	9,333
A/A2	2,515	686	3,186	2,023	6,900	15,310
BBB/Baa2	3,915	1,230	1,645	1,095	537	8,422
BB/Ba2 or lower	1,604	324	815	423	134	3,300
Unrated(1)	77	27	58	2	1	165

Total	$11,467	$3,019	$9,165	$6,562	$11,115	$41,328

					10 Years
	0 - 6	6 - 12	1 - 5	5 - 10	or
Product	Months	Months	Years	Years	Greater	Total(2)

Interest rate contracts	$1,006	$634	$6,008	$5,503	$10,796	$23,947
Currency contracts	3,618	845	1,146	744	287	6,640
Commodity contracts	5,640	978	1,083	263	32	7,996
Equity contracts	1,203	562	928	52	—	2,745

Total	$11,467	$3,019	$9,165	$6,562	$11,115	$41,328

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a substantial portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2002.

IPO Process Matters

      In the lawsuit alleging a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings, on March 26, 2003, defendants moved to dismiss the claims asserted by both the issuers and the purchasers of securities on preemption grounds.

Stock Options Antitrust Litigation

      By an Order dated March 17, 2003, the U.S. Court of Appeals denied plaintiffs’ motion for rehearing or rehearing en banc of the Court’s January 9, 2003 decision.

Laidlaw Bondholders Litigation

      The plan of reorganization of Laidlaw, Inc. was confirmed by the bankruptcy court by order entered February 27, 2003.

Item 4: Submission of Matters to a Vote of Security Holders

      On April 1, 2003, The Goldman Sachs Group, Inc. held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of two directors to our Board of Directors for three-year terms, one director to our Board of Directors for a two-year term and one director to our Board of Directors for a one-year term, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2003 fiscal year, (iii) the approval of The Goldman Sachs Amended and Restated Stock Incentive Plan, (iv) the approval of The Goldman Sachs Restricted Partner Compensation Plan and (v) a shareholder proposal regarding the annual election of all members of the Board of Directors. John L. Thornton, who will retire as President and Co-Chief Operating Officer as of July 1, 2003, did not stand for re-election as a director.

      Our shareholders elected the four nominees for their respective terms as members of our Board of Directors. Our shareholders also approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2003 fiscal year and approved The Goldman Sachs Amended and Restated Stock Incentive Plan and The Goldman Sachs Restricted Partner Compensation Plan. Our shareholders did not approve the shareholder proposal regarding the annual election of all members of the Board of Directors. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

			Against/		Broker
		For	Withheld	Abstain	Non-Votes

1.	Election of Directors:
	Lloyd C. Blankfein	419,972,515	5,431,013	*	*
	William W. George	420,945,370	4,458,158	*	*
	Ruth J. Simmons	409,043,770	16,359,758	*	*
	John A. Thain	420,008,666	5,394,862	*	*

2.	Ratification of Independent Auditors	418,971,925	3,943,082	2,488,471	*

3.	Approval of The Goldman Sachs Amended and Restated Stock Incentive Plan	218,193,469	169,808,969	2,935,243	34,465,847

4.	Approval of The Goldman Sachs Restricted Partner Compensation Plan	351,841,561	36,115,760	2,980,360	34,465,847

5.	Shareholder Proposal Regarding Declassification of the Board of Directors	158,933,548	226,735,530	5,268,603	34,465,847

*	Not applicable

Item 5: Other Information

Shares Eligible for Future Sale

      On May 8, 2003, up to approximately 24 million shares of common stock related to our initial public offering (IPO) and subsequent acquisitions held by people no longer active at Goldman Sachs become eligible for sale.

      On June 26, 2003, approximately 54 million shares of common stock related to our IPO and subsequent acquisitions, primarily held by people who are active at Goldman Sachs, become eligible for sale. In addition, approximately 11 million employee stock options granted at the time of the IPO become exercisable on that date. Substantially all of these shares will be subject to compliance with blackout procedures and volume restrictions designed, in part, to facilitate orderly sales.

Cautionary Statement Pursuant to The Private Securities

Litigation Reform Act of 1995

      We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our Form 10-K for our fiscal year ended November 29, 2002, under Item 1 “Business — Certain Factors That May Affect Our Business.”

      Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. Other important factors that could adversely affect our investment banking transactions are contained in our Form 10-K for our fiscal year ended November 29, 2002, under Item 1 “Business — Certain Factors That May Affect Our Business.”

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan.

10.2	The Goldman Sachs Restricted Partner Compensation Plan.

12.1	Statement re computation of ratios of earnings to fixed charges.

15.1	Letter re Unaudited Interim Financial Information.

      (b) Reports on Form 8-K:

      On December 19, 2002, Group Inc. filed a Current Report on Form 8-K reporting its earnings for its fiscal fourth quarter ended November 29, 2002.

      On December 23, 2002, Group Inc. filed a Current Report on Form 8-K reporting a settlement of certain investigations into its investment research department.

      On January 15, 2003, Group Inc. filed a Current Report on Form 8-K reporting its purchase of convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. and other related transactions.

      On March 20, 2003, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal first quarter ended February 28, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH E. SMITH

Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: April 10, 2003

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

Date: April 10, 2003

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

Date: April 10, 2003