Form 10-Q
period 2003-05-30
GOLDMAN SACHS GROUP INC/
filed 2003-07-11
CIK 886982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended May 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

      As of July 3, 2003 there were 474,059,420 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

	(in millions, except per share amounts)
Revenues
Investment banking	$556	$705	$1,182	$1,530
Trading and principal investments	1,526	1,074	3,299	2,277
Asset management and securities services	1,036	1,399	2,099	2,557
Interest income	2,867	3,056	5,499	5,570

Total revenues	5,985	6,234	12,079	11,934
Interest expense	2,000	2,383	3,907	4,485

Revenues, net of interest expense	3,985	3,851	8,172	7,449

Operating expenses
Compensation and benefits	1,992	1,926	4,086	3,725
Amortization of employee initial public offering and acquisition awards	34	83	83	208

Brokerage, clearing and exchange fees	200	221	390	417
Market development	64	86	119	156
Communications and technology	119	134	236	276
Depreciation and amortization	139	153	296	290
Amortization of identifiable intangible assets	46	32	78	63
Occupancy	177	144	400	285
Professional services and other	176	171	428	289

Total non-compensation expenses	921	941	1,947	1,776

Total operating expenses	2,947	2,950	6,116	5,709

Pre-tax earnings	1,038	901	2,056	1,740
Provision for taxes	343	338	699	653

Net earnings	$695	$563	$1,357	$1,087

Earnings per share
Basic	$1.43	$1.13	$2.78	$2.18
Diluted	1.36	1.06	2.66	2.04

Dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Average common shares outstanding
Basic	485.8	496.8	487.5	498.3
Diluted	510.2	531.0	511.1	532.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	May 2003	November 2002

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$7,208	$4,822
Cash and securities segregated in compliance with U.S. federal and other regulations	26,737	20,389
Receivables from brokers, dealers and clearing organizations	13,596	5,779
Receivables from customers and counterparties	29,528	23,159
Securities borrowed	111,553	113,579
Securities purchased under agreements to resell	22,460	45,772

Financial instruments owned, at fair value	153,252	123,318
Financial instruments owned and pledged as collateral, at fair value	26,975	6,457

Total financial instruments owned, at fair value	180,227	129,775

Other assets	13,389	12,299

Total assets	$404,698	$355,574

Liabilities and shareholders’ equity
Short-term borrowings, including the current portion of long-term borrowings	$45,819	$40,638
Payables to brokers, dealers and clearing organizations	10,253	1,893
Payables to customers and counterparties	105,219	93,697
Securities loaned	16,474	12,238
Securities sold under agreements to repurchase	44,296	59,919
Financial instruments sold, but not yet purchased, at fair value	105,325	83,473
Other liabilities and accrued expenses	6,002	6,002
Long-term borrowings	51,268	38,711

Total liabilities	384,656	336,571

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 517,024,247 and 515,084,810 shares issued as of May 2003 and November 2002, respectively, and 467,260,945 and 472,940,724 shares outstanding as of May 2003 and November 2002, respectively	5	5
Restricted stock units	3,258	3,494
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	12,934	12,773
Retained earnings	8,503	7,259
Unearned compensation	(571)	(845)
Accumulated other comprehensive income/(loss)	18	(122)
Treasury stock, at cost, par value $0.01 per share; 49,763,302 and 42,144,086 shares as of May 2003 and November 2002, respectively	(4,105)	(3,561)

Total shareholders’ equity	20,042	19,003

Total liabilities and shareholders’ equity	$404,698	$355,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended

	May 2003	November 2002

	(in millions, except
	per share amounts)
Common stock, par value $0.01 per share
Balance, beginning of year	$5	$5
Issued	—	—

Balance, end of period	5	5

Restricted stock units
Balance, beginning of year	3,494	4,542
Granted	42	498
Delivered	(198)	(1,293)
Forfeited	(80)	(253)

Balance, end of period	3,258	3,494

Additional paid-in capital
Balance, beginning of year	12,773	11,785
Issuance of common stock	176	869
Net tax effects related to delivery of equity-based awards	(15)	119

Balance, end of period	12,934	12,773

Retained earnings
Balance, beginning of year	7,259	5,373
Net earnings	1,357	2,114
Dividends declared	(113)	(228)

Balance, end of period	8,503	7,259

Unearned compensation
Balance, beginning of year	(845)	(1,220)
Restricted stock units granted	(26)	(387)
Restricted stock units forfeited	28	95
Amortization of restricted stock units	272	667

Balance, end of period	(571)	(845)

Accumulated other comprehensive income/(loss)
Balance, beginning of year	(122)	(168)
Currency translation adjustment, net of tax	140	46

Balance, end of period	18	(122)

Treasury stock, at cost, par value $0.01 per share
Balance, beginning of year	(3,561)	(2,086)
Repurchased	(544)	(1,475)

Balance, end of period	(4,105)	(3,561)

	$20,042	$19,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended May

	2003	2002

	(in millions)
Cash flows from operating activities
Net earnings	$1,357	$1,087
Noncash items included in net earnings
Depreciation and amortization	296	290
Amortization of identifiable intangible assets	78	63
Stock-based compensation	238	363
Changes in operating assets and liabilities
Cash and securities segregated in compliance with U.S. federal and other regulations	(6,348)	4,083
Net receivables from brokers, dealers and clearing organizations	543	—
Net payables to customers and counterparties	5,153	(3,680)
Securities borrowed, net of securities loaned	6,262	(5,915)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	7,689	(1,311)
Financial instruments owned, at fair value	(50,138)	(2,668)
Financial instruments sold, but not yet purchased, at fair value	21,852	5,259
Other, net	(144)	(1,771)

Net cash used for operating activities	(13,162)	(4,200)

Cash flows from investing activities
Property, leasehold improvements and equipment	(256)	(307)
Other investments	(1,311)	(53)

Net cash used for investing activities	(1,567)	(360)

Cash flows from financing activities
Short-term borrowings, net	6,703	3,390
Issuance of long-term borrowings	15,023	7,066
Repayment of long-term borrowings, including the current portion of long-term borrowings	(3,986)	(5,760)
Common stock repurchased	(544)	(632)
Dividends paid	(113)	(113)
Proceeds from issuance of common stock	32	2

Net cash provided by financing activities	17,115	3,953

Net increase/(decrease) in cash and cash equivalents	2,386	(607)
Cash and cash equivalents, beginning of period	4,822	6,909

Cash and cash equivalents, end of period	$7,208	$6,302

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Cash payments of income taxes, net of refunds, were $488 million and $789 million during the six months ended May 2003 and May 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

	(in millions)
Net earnings	$695	$563	$1,357	$1,087
Currency translation adjustment, net of tax	36	70	140	19

Comprehensive income	$731	$633	$1,497	$1,106

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

Note 2. Significant Accounting Policies

        Basis of Presentation

      These condensed consolidated financial statements include the accounts of Group Inc. and all other entities in which the firm has a controlling financial interest. All material intercompany transactions and balances have been eliminated.

      The usual condition for a controlling financial interest in an entity is ownership of a majority of the voting interest. Accordingly, the firm consolidates entities in which it has all, or a majority of, the voting interest. A controlling financial interest can also exist in entities whose activities are predetermined or significantly limited, or whose independent equity investors do not hold an equity investment with substantive risks and rewards. These types of entities were commonly referred to as special-purpose entities (SPEs) prior to the issuance of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” and are now known as variable interest entities (VIEs).

      The firm consolidates all SPEs it controls and those in which it holds a majority of the SPE’s substantive risks and rewards. The firm also consolidates all SPEs to which it has transferred assets unless independent investors have made a substantive majority equity investment in legal form or the transferred assets are financial instruments and the SPE is a qualifying SPE (QSPE) as defined in Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The firm consolidates all VIEs created after January 31, 2003 where it is the primary beneficiary, generally defined as holding a majority of the expected losses or a majority of the expected residual returns. The firm’s financial interests in, and derivative transactions with, non-consolidated SPEs and VIEs are accounted for at fair value, in the same manner as other financial instruments. As of May 2003, the firm had no material additional financial commitments or guarantees in respect of these entities.

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

      If the firm does not have a controlling financial interest in, or exert significant influence over, an entity the firm accounts for its investment at fair value.

      The firm has also formed numerous non-consolidated private investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner and also holds limited partnership interests in the funds. The firm does not hold a majority of the residual interests in any of the funds. The firm’s investments in these funds are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition. As of March 31, 2003 (the most recent investment fund reporting date), the funds’ total assets were approximately $12.91 billion.

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

      These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make estimates and assumptions regarding trading inventory valuations, the outcome of pending litigation and other matters that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on judgment and available information; consequently, actual results could be materially different from these estimates.

      These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

      Unless otherwise stated herein, all references to May 2003 and May 2002 refer to the firm’s fiscal period ended or the date, as the context requires, May 30, 2003 and May 31, 2002, respectively. All references to November 2002 refer to the firm’s fiscal year ended or the date, as the context requires, November 29, 2002.

Revenue Recognition

      Investment Banking. Underwriting revenues and fees from mergers and acquisitions and other corporate finance advisory assignments are recorded when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Underwriting revenues are presented net of related expenses. Expenses associated with advisory transactions are recorded as non-compensation expenses, net of client reimbursements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Repurchase Agreements and Collateralized Financing Arrangements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade foreign sovereign obligations, represent short-term collateralized financing transactions and are carried in the condensed consolidated statements of financial condition at their contractual amounts plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” are satisfied. The firm takes possession of securities purchased under agreements to resell, monitors the market value of these securities on a daily basis and obtains additional collateral as appropriate.

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

      “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the firm’s results of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

      Quoted market prices in active markets are the best evidence of fair value, and the firm uses them when available. If quoted market prices in active markets are not available, management’s estimate of fair value is based on, if available, quoted prices or recent transactions in less active markets and/or prices of similar instruments.

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

      The inputs used in the firm’s valuation models are based on quoted market prices in active markets, if available, or, if not, quoted market prices or recent transactions in less active markets, and prices of similar instruments. Where such information is not readily available, inputs are derived from other market data taking into account observable market movements that could reasonably be expected to affect the derived input. Different valuation models and assumptions could produce materially different estimates of fair value.

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

      Principal investments are initially carried at cost as an approximation of fair value. The carrying value of such investments is adjusted when changes in the underlying fair values are readily determinable. For public investments, values are determined using quoted market prices discounted for restrictions on sale. For private investments, adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made if management determines that the expected realizable value of the investment is less than the carrying value. In reaching that determination, management considers many factors including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

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

      Asset Management. Asset management fees are generally recognized over the period that the related service is provided based upon average net asset values. In certain circumstances, the firm is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a twelve-month period and are not subject to adjustment once the measurement period ends. Accordingly, incentive fees are recognized in the condensed consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in “Asset management and securities services” in the condensed consolidated statements of earnings.

      Commissions. The firm generates commissions from executing and clearing client transactions on stock, options and futures markets worldwide. These commissions are recorded on a trade-date basis in “Asset management and securities services” in the condensed consolidated statements of earnings.

      Merchant Banking Overrides. The firm is entitled to receive merchant banking overrides (i.e., an increased share of a fund’s income and gains) when the return on the funds’ investments exceeds certain threshold returns. Overrides are based on investment performance over the life of each merchant banking fund, and future investment underperformance may require amounts previously distributed to the firm to be returned to the funds. Accordingly, overrides are recognized in the condensed consolidated statements of earnings only when all material contingencies have been resolved. Overrides are included in “Asset management and securities services” in the condensed consolidated statements of earnings.

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

      Stock-based employee compensation, including stock options, for the three and six months ended May 2002 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

      If the firm were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the year ended November 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and EPS as presented below:

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

	(in millions, except per share amounts)
Net earnings, as reported	$695	$563	$1,357	$1,087
Add: Stock-based employee compensation expense, net of related tax benefits, included in reported net earnings	73	98	154	227
Deduct: Stock-based employee compensation expense, net of related tax effects, determined under the fair-value method for all awards	(154)	(179)	(327)	(396)

Pro forma net earnings	$614	$482	$1,184	$918

EPS, as reported
Basic	$1.43	$1.13	$2.78	$2.18
Diluted	1.36	1.06	2.66	2.04
Pro forma EPS
Basic	$1.26	$0.97	$2.43	$1.84
Diluted	1.20	0.91	2.32	1.72

Foreign Currency Translation

      Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the condensed consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange for the fiscal period. Gains

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges, in the condensed consolidated statements of comprehensive income. Hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the condensed consolidated statements of comprehensive income. Foreign currency remeasurement gains or losses on transactions in non-functional currencies are included in the condensed consolidated statements of earnings.

Recent Accounting Developments

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement specifies the accounting for certain employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees and is effective for exit and disposal activities initiated after December 31, 2002. Adoption of this statement did not have a material effect on the firm’s financial condition, results of operations or cash flows.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Management does not expect adoption to have a material effect on the firm’s financial condition, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. The firm must apply the provisions of SFAS No. 150 to all financial instruments at the beginning of the firm’s fourth quarter of fiscal 2003. Management does not expect adoption to have a material effect on the firm’s financial condition, results of operations or cash flows.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a company to consolidate a VIE if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. As required, the firm adopted FIN No. 46 for VIEs created after January 31, 2003. The firm must apply FIN No. 46 to VIEs created before February 1, 2003 as of the beginning of the fourth quarter of fiscal 2003. Management does not expect adoption to have a material effect on the firm’s financial condition, results of operations or cash flows.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The firm has adopted the provisions of EITF Issue No. 02-3 related to energy-trading

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

contracts as of the beginning of the first quarter of fiscal 2003, and the effect of adoption was not material to the firm’s financial condition, results of operations or cash flows. EITF Issue No. 02-3 also communicates the FASB staff’s view that the transaction price for a derivative contract is the best information available with which to estimate fair value at the inception of a contract when the estimate is not based on other observable market data. The application of the FASB staff’s view did not have a material effect on the firm’s financial condition, results of operations or cash flows.

Note 3. Financial Instruments

        Fair Value of Financial Instruments

      The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value and financial instruments sold, but not yet purchased, at fair value:

	As of May 2003		As of November 2002

	Assets	Liabilities	Assets	Liabilities

		(in millions)
Commercial paper, certificates of deposit and time deposits	$4,673	$—	$1,092	$—
U.S. government, federal agency and sovereign obligations	56,650	24,290	36,053	22,272
Corporate debt	37,932	7,138	25,425	6,902
Equities and convertible debentures	22,576	23,663	23,624	14,398
State, municipal and provincial obligations	508	—	715	—
Derivative contracts	57,531	49,761	42,205	38,921
Physical commodities	357	473	661	980

Total	$180,227	$105,325	$129,775	$83,473

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

      The firm also enters into derivative contracts to manage the interest rate, currency and equity-linked exposure on its long-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements, currency swap agreements and equity-linked contracts, which are primarily utilized to convert a substantial portion of the firm’s long-term debt into U.S. dollar-based floating rate obligations. Certain interest rate swap contracts are designated as fair-value hedges. The gains or losses associated with the ineffective portion of these fair-value hedges are included in “Trading and principal investments” in the condensed consolidated statements of earnings and were not material for the three and six months ended May 2003 and May 2002.

      Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of May 2003		As of November 2002

	Assets	Liabilities	Assets	Liabilities

	(in millions)
Forward settlement contracts	$10,866	$10,451	$4,293	$4,602
Swap agreements	33,704	25,186	22,426	18,516
Option contracts	12,961	14,124	15,486	15,803

Total	$57,531	$49,761	$42,205	$38,921

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

      During the six months ended May 2003 and May 2002, the firm securitized $59.80 billion and $74.80 billion, respectively, of financial assets, including $46.32 billion and $54.70 billion, respectively, of agency mortgage-backed securities. Cash flows received on retained interests and other securitization cash flows were approximately $457 million for the six months ended May 2003. As of May 2003, the firm held $5.53 billion of retained interests, including $2.24 billion of retained interests for which the fair value is based on quoted market prices in active markets.

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

	As of May 2003

	Type of Retained Interests

		Other Asset-
	Mortgage	Backed(2)

	($ in millions)
Fair value of retained interests	$1,840	$1,445
Weighted average life (years)	2.7	4.1

Annual constant prepayment rate	45.2%	N/A
Impact of 10% adverse change	$(31)	—
Impact of 20% adverse change	(54)	—

Annual credit losses(1)	1.8%	3.2%
Impact of 10% adverse change	$(8)	$(6)
Impact of 20% adverse change	(19)	(10)

Annual discount rate	10.7%	5.5%
Impact of 10% adverse change	$(23)	$(1)
Impact of 20% adverse change	(45)	(2)

(1)	The impacts of adverse change take into account credit mitigants incorporated into the retained interests, including overcollateralization and subordination provisions.

(2)	Includes retained interests in government and corporate bonds and other types of financial assets that are not subject to prepayment risk.

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

        Variable Interest Entities (VIEs)

      The firm, in the ordinary course of its business, utilizes VIEs such as trusts, limited partnerships and limited liability companies to securitize commercial and residential mortgages and home equity loans, government and corporate bonds, and other types of financial instruments. Prior to the issuance of FIN No. 46, VIEs were commonly referred to as SPEs. The firm holds variable interests in such entities in the form of senior and subordinated debt, preferred and common stock, interest rate, foreign currency and credit derivatives as well as residual interests in asset-backed securitization vehicles. The following table summarizes the firm’s maximum exposure to loss as a result of its significant variable interests in consolidated

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

and non-consolidated VIEs, excluding QSPEs, in accordance with FIN No. 46, and the total assets of such VIEs:

	As of May 2003		As of November 2002

	Consolidated(1)	Non-Consolidated	Consolidated(1)	Non-Consolidated

	(in millions)
Maximum exposure to loss
Mortgages	$63	$962	$73	$265
Other asset-backed	112	726	197	630

Total maximum exposure to loss	$175	$1,688	$270	$895

VIE assets
Mortgages	$601	$5,562	$651	$5,176
Other asset-backed	978	2,316	1,095	3,540

Total VIE assets	$1,579	$7,878	$1,746	$8,716

(1)	Consolidated total VIE assets in excess of total maximum exposure to loss represents variable interests held by third parties that have no recourse to the general credit of the firm and includes short-term and long-term debt issued by consolidated VIEs of $66 million and $718 million, respectively, as of May 2003 and $107 million and $530 million, respectively, as of November 2002.

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

      The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of May 2003 and November 2002, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $350.19 billion and $316.31 billion, respectively, of which the firm sold or repledged $305.50 billion and $272.49 billion, respectively.

      The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of May 2003 and November 2002, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to counterparties that did not have the right to sell or repledge was $47.24 billion and $34.66 billion, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Short-term borrowings are set forth below:

	As of

	May 2003	November 2002

	(in millions)
Promissory notes	$26,984	$20,433
Commercial paper	8,033	9,463
Bank loans and other	5,218	4,948
Current portion of long-term borrowings	5,584	5,794

Total(1)	$45,819	$40,638

(1)	As of May 2003 and November 2002, the weighted average interest rates for short-term borrowings, including commercial paper, were 1.68% and 2.09%, respectively.

Note 5. Earnings Per Share

      The computations of basic and diluted EPS are set forth below:

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

	(in millions, except per share amounts)
Numerator for basic and diluted EPS — earnings available to common shareholders	$695	$563	$1,357	$1,087

Denominator for basic EPS — weighted average number of common shares	485.8	496.8	487.5	498.3
Effect of dilutive securities
Restricted stock units	18.8	25.8	18.2	25.1
Stock options	5.6	8.4	5.4	9.1

Dilutive potential common shares	24.4	34.2	23.6	34.2

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares(1)	510.2	531.0	511.1	532.5

Basic EPS	$1.43	$1.13	$2.78	$2.18
Diluted EPS	1.36	1.06	2.66	2.04

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

	(in millions)
Number of antidilutive options, end of period	61	29	61	29

Note 6. Shareholders’ Equity

      The Board of Directors of Group Inc. increased the firm’s quarterly dividend to $0.25 per share from $0.12 per share paid in prior quarters. The dividend will be paid on August 28, 2003, to common shareholders of record on July 29, 2003.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      During the three and six months ended May 2003, the firm repurchased 3.7 million shares and 7.6 million shares of the firm’s common stock, respectively. The average price paid per share for repurchased shares was $74.02 and $71.34 for the three and six months ended May 2003, respectively. As of May 2003, the firm was authorized to repurchase up to 12.0 million additional shares of common stock pursuant to the firm’s common stock repurchase program.

Note 7. Commitments, Contingencies and Guarantees

Commitments

      The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $30.29 billion as of May 2003.

      In connection with its lending activities, the firm had outstanding commitments of $10.97 billion as of May 2003. These commitments are agreements to lend to counterparties, have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of May 2003, $1.18 billion of the firm’s outstanding commitments have been issued through the William Street credit extension program.(1) Substantially all of the credit risk associated with these commitments has been hedged through the credit loss protection provided by SMFG. The firm has also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

      The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $12.66 billion as of May 2003.

      The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $1.23 billion in corporate and real estate merchant banking investment funds as of May 2003.

      The firm had construction-related commitments of $152 million and other purchase commitments of $118 million as of May 2003.

      The firm has obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2029. Certain agreements are subject to periodic

(1)	These commitments were primarily issued through William Street Commitment Corporation (Commitment Corp), a consolidated wholly-owned subsidiary of the firm. Another consolidated wholly-owned subsidiary, William Street Funding Corporation (Funding Corp), was formed to raise funding to support the William Street credit extension program. Commitment Corp and Funding Corp are each separate corporate entities, with assets and liabilities that are legally separated from the other assets and liabilities of the firm. Accordingly, the assets of Commitment Corp and of Funding Corp will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp or Funding Corp, except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

escalation provisions for increases in real estate taxes and other items. Minimum rental payments, net of minimum sublease rentals, under noncancelable leases are set forth below:

(in millions)
Minimum rental payments
Remainder of 2003	$182
2004	405
2005	322
2006	308
2007	280
2008-thereafter	2,470

Total	$3,967

Contingencies

      The firm is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have an adverse effect on the firm’s financial condition, but may be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period.

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

      The firm enters into various derivative contracts that meet the definition of a guarantee under FIN No. 45. Such derivative contracts include credit default swaps, written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. FIN No. 45 does not require disclosures about derivative contracts if such contracts may be cash settled and the firm has no basis to conclude it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. If these conditions have been met, the firm has not included such contracts in the table below.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of May 2003:

		Maximum Payout/Notional Amount by Period of Expiration(3)

	Carrying	Remainder	2004-	2006-	2008-
	Value	of 2003	2005	2007	Thereafter	Total

	(in millions)
Derivatives(1)	$10,670	$145,629	$165,399	$77,881	$106,604	$495,513
Securities lending indemnifications(2)	—	8,646	—	—	—	8,646
Guarantees of the collection of contractual cash flows	27	75	52	187	7	321
Fund-related commitments	—	37	38	3	3	81
Letters of credit and other guarantees	—	22	28	1	121	172

(1)	For certain derivative contracts such as interest rate caps and written currency contracts, the maximum payout cannot be estimated because the rise in underlying interest rates and foreign exchange prices is theoretically unlimited. Consequently, the table above reflects the notional amount of such contracts. The notional amounts are representative of the volume of transactions and significantly exceed anticipated losses. The carrying value of $10.67 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held in connection with securities lending indemnifications was $9.05 billion as of May 2003.

(3)	Such amounts do not represent the anticipated losses in connection with these contracts.

     In the normal course of its business, the firm indemnifies certain service providers, such as clearing and custody agents, trustees and administrators against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm may agree to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statement of financial condition as of May 2003.

      The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statement of financial condition as of May 2003.

Note 8. Regulated Subsidiaries

      GS&Co. and SLK are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the Securities and Exchange Commission and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of May 2003, GS&Co. had regulatory net capital, as defined, of $3.40 billion, which exceeded the amount required by $2.59 billion. As of May 2003, SLK had regulatory net capital, as defined, of $1.13 billion, which exceeded the amount required by $1.07 billion.

      GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of The Financial Services Agency. As of May 2003, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of May 2003, these subsidiaries were in compliance with their local capital adequacy requirements.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months		Six Months
		Ended May		Ended May

		2003	2002	2003	2002

		(in millions)
Investment	Net revenues	$659	$762	$1,377	$1,655
Banking	Operating expenses	578	733	1,166	1,409

	Pre-tax earnings	$81	$29	$211	$246

	Segment assets	$8,057	$3,988	$8,057	$3,988

Trading and	Net revenues	$2,008	$1,436	$4,159	$2,766
Principal	Operating expenses	1,283	1,110	2,720	2,222
Investments
	Pre-tax earnings	$725	$326	$1,439	$544

	Segment assets	$239,356	$162,145	$239,356	$162,145

Asset Management	Net revenues	$1,318	$1,653	$2,636	$3,028
and Securities	Operating expenses	1,064	1,054	2,069	1,918
Services
	Pre-tax earnings	$254	$599	$567	$1,110

	Segment assets	$156,490	$159,881	$156,490	$159,881

Total	Net revenues	$3,985	$3,851	$8,172	$7,449
	Operating expenses(1)	2,947	2,950	6,116	5,709

	Pre-tax earnings	$1,038	$901	$2,056	$1,740

	Total assets(2)	$404,698	$327,238	$404,698	$327,238

(1)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards of $22 million and $53 million for the three months ended May 2003 and May 2002, respectively, and $61 million and $160 million for the six months ended May 2003 and May 2002, respectively, and (ii) a provision for a number of litigation and regulatory proceedings of $100 million for the six months ended May 2003.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

Review Report of Independent Auditors

To the Directors and Shareholders of

The Goldman Sachs Group, Inc.:

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries (the Company) at May 30, 2003, the related condensed consolidated statements of earnings for the three and six months ended May 30, 2003 and May 31, 2002, the condensed consolidated statement of changes in shareholders’ equity for the six months ended May 30, 2003, the condensed consolidated statements of cash flows for the six months ended May 30, 2003 and May 31, 2002, and the condensed consolidated statements of comprehensive income for the three and six months ended May 30, 2003 and May 31, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

July 8, 2003

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

      Unless specifically stated otherwise, all references to May 2003, February 2003 and May 2002 refer to our fiscal periods ended, or the date, as the context requires, May 30, 2003, February 28, 2003 and May 31, 2002, respectively. All references to November 2002, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 29, 2002.

      When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      The pace of global economic growth remained slow during our second fiscal quarter, with the early part of the quarter dominated by uncertainties over the conflict in Iraq. Corporate activity, as measured by industry-wide equity underwriting volumes and completed mergers and acquisitions, although higher than the first quarter, remained very low. Major world equity indices, however, recorded gains, and the fixed income markets continued to benefit from a favorable environment, characterized by narrowing credit spreads, a steep yield curve and declining interest rates (the 10-year U.S. Treasury note yield declined to 45-year lows). In addition, industry-wide debt origination activity and secondary fixed income trading volumes continued to be strong.

      In the United States, the economy continued to grow at a modest pace. The labor market remained soft, consumer spending was modest and industrial activity was subdued, although there were some signs towards the end of our fiscal quarter of a stabilization in manufacturing activity. Against this background, the U.S. Federal Reserve left its federal funds rate target unchanged, but indicated that it would ease policy further if needed, and noted that it regarded a substantial fall in inflation as unwelcome. These indications contributed to a rapid decline in long-term bond yields during May. Despite the uncertain environment, expectations of an improvement in economic activity, combined with a significant new U.S. government stimulus package, contributed to increases in the Dow Jones Industrial Average and the Nasdaq Composite Index of 12% and 19%, respectively, during the fiscal quarter.

      Economic conditions in Europe remained very weak during the quarter. Weakness in industrial activity and a decline in business confidence led the European Central Bank to lower interest rates by 25 basis points in March. As in the United States, bond yields fell and despite the uncertain environment, European equity markets improved during the fiscal quarter. In Japan, economic growth remained subdued, reflecting a decline in consumer spending and export activity. In the rest of Asia, a number of economies (particularly Hong Kong and China) were adversely impacted by the spread of the SARS virus, which negatively impacted domestic spending and reduced tourism. Demand growth in China appeared to ease from first quarter levels but remained generally strong.

Results of Operations

      The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. Over the last two years, we have been operating in a challenging economic and business environment. Industry-wide declines in the volume of equity underwritings and mergers and acquisitions have adversely affected the results of our Underwriting and Financial Advisory businesses, and, although market conditions improved somewhat in the second quarter of 2003, continued weakness in global equities markets has adversely affected the results of certain of our Trading and Principal Investments businesses. For a further discussion of the impact these market conditions may have on our results of operations and financial condition, see Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2002.

Financial Overview

      The following table sets forth a summary of our financial results:

Financial Overview

($ in millions, except per share amounts)

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

Net revenues	$3,985	$3,851	$8,172	$7,449
Pre-tax earnings	1,038	901	2,056	1,740
Net earnings	695	563	1,357	1,087
Diluted earnings per share	1.36	1.06	2.66	2.04
Annualized return on average shareholders’ equity(1)	14.1%	12.1%	13.9%	11.7%
Annualized return on average tangible shareholders’ equity(2)	18.7%	16.3%	18.5%	15.8%

(1)	Annualized return on average shareholders’ equity is computed by dividing annualized net earnings by average monthly shareholders’ equity.

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. We believe that annualized return on average tangible shareholders’ equity is a meaningful measure of our financial performance because it reflects the return on equity deployed in our businesses. Annualized return on average tangible shareholders’ equity is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity. The following table sets forth the reconciliation of average shareholders’ equity to average tangible shareholders’ equity:

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

	(in millions)
Average shareholders’ equity	$19,691	$18,641	$19,483	$18,543
Deduct: Average goodwill and identifiable intangible assets	(4,785)	(4,828)	(4,803)	(4,815)

Average tangible shareholders’ equity	$14,906	$13,813	$14,680	$13,728

     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Operating Results by Segment

(in millions)

		Three Months		Six Months
		Ended May		Ended May

		2003	2002	2003	2002

Investment	Net revenues	$659	$762	$1,377	$1,655
Banking	Operating expenses	578	733	1,166	1,409

	Pre-tax earnings	$81	$29	$211	$246

Trading and	Net revenues	$2,008	$1,436	$4,159	$2,766
Principal	Operating expenses	1,283	1,110	2,720	2,222
Investments
	Pre-tax earnings	$725	$326	$1,439	$544

Asset Management	Net revenues	$1,318	$1,653	$2,636	$3,028
and Securities	Operating expenses	1,064	1,054	2,069	1,918
Services
	Pre-tax earnings	$254	$599	$567	$1,110

Total	Net revenues	$3,985	$3,851	$8,172	$7,449
	Operating expenses(1)	2,947	2,950	6,116	5,709

	Pre-tax earnings	$1,038	$901	$2,056	$1,740

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards of $22 million and $53 million for the three months ended May 2003 and May 2002, respectively, and $61 million and $160 million for the six months ended May 2003 and May 2002, respectively, and (ii) a provision for a number of litigation and regulatory proceedings of $100 million for the six months ended May 2003.

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

Investment Banking

      Goldman Sachs provides a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals. The activities of our Investment Banking segment are divided into two categories:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs; and

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt securities.

      The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

Financial Advisory	$258	$428	$595	$885
Underwriting	401	334	782	770

Total net revenues	659	762	1,377	1,655
Operating expenses	578	733	1,166	1,409

Pre-tax earnings	$81	$29	$211	$246

Three Months Ended May 2003 versus May 2002

      Net revenues in Investment Banking decreased 14% to $659 million. Net revenues in Financial Advisory were $258 million compared to $428 million for the second quarter of 2002, primarily reflecting a decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business were $401 million compared to $334 million for the same 2002 period, reflecting higher net revenues from debt new issuance activity, partially offset by lower net revenues from equity underwriting. The reduction in Investment Banking net revenues compared to the same period last year was due to lower levels of activity across nearly all sectors. Our investment banking backlog increased during the quarter.(1)

      Operating expenses decreased 21%, primarily due to decreased compensation and benefits expenses, reflecting both lower discretionary compensation and lower employment levels. Pre-tax earnings were $81 million compared to $29 million in 2002.

Six Months Ended May 2003 versus May 2002

      Net revenues in Investment Banking decreased 17% to $1.38 billion. Net revenues in Financial Advisory were $595 million compared to $885 million for the first half of 2002, primarily reflecting a decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business were $782 million compared to $770 million for the same 2002 period, reflecting higher debt new issuance activity, primarily in mortgage-backed securities, partially offset by lower net revenues from equity issuances. The reduction in Investment Banking net revenues was due to lower levels of activity across nearly all sectors.

      Operating expenses decreased 17%, primarily due to reduced compensation and benefits expenses, reflecting both lower discretionary compensation and lower employment levels. This decrease was partially offset by higher occupancy expenses, reflecting exit costs associated with reductions in our global office space. Pre-tax earnings were $211 million compared to $246 million in 2002.

(1)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more probable than not.

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

      The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

FICC	$1,590	$1,143	$3,469	$2,365
Equities	446	418	795	523
Principal Investments	(28)	(125)	(105)	(122)

Total net revenues	2,008	1,436	4,159	2,766
Operating expenses	1,283	1,110	2,720	2,222

Pre-tax earnings	$725	$326	$1,439	$544

Three Months Ended May 2003 versus May 2002

      Net revenues in Trading and Principal Investments increased 40% to $2.01 billion. FICC net revenues of $1.59 billion increased 39% compared to the same 2002 period, reflecting higher net revenues across nearly all businesses, particularly credit products, interest rate products, currencies and mortgages. FICC continued to operate in a favorable environment, characterized by tightening credit spreads, declining interest rates, a steep yield curve, volatile currency markets and strong customer demand. Net revenues in Equities were $446 million compared to $418 million for the second quarter of 2002, primarily reflecting higher levels of customer activity in equity derivatives, as well as higher net revenues in equity arbitrage, partially offset by lower net revenues in our European shares business. Principal Investments recorded negative net revenues of $28 million, primarily due to an unrealized loss of $113 million related to our convertible preferred stock investment in SMFG, partially offset by real estate disposition gains.

      Operating expenses increased 16%, primarily due to increased compensation and benefits expenses, with higher discretionary compensation more than offsetting the impact of reduced employment levels, as well as higher occupancy expenses, reflecting exit costs associated with reductions in our global office space. These increases were partially offset by lower brokerage, clearing and exchange fees, professional services and other expenses, communications and technology expenses and market development costs, reflecting the impact of reduced employment levels and lower levels of activity. Pre-tax earnings were $725 million compared to $326 million in 2002.

Six Months Ended May 2003 versus May 2002

      Net revenues in Trading and Principal Investments increased 50% to $4.16 billion. FICC net revenues increased 47% to $3.47 billion, primarily reflecting higher net revenues in credit products, interest rate products and mortgages, partially offset by lower net revenues in currencies. During the first half of 2003, FICC operated in a favorable environment, characterized by tightening credit spreads, a steep yield curve, favorable financing rates and strong customer demand. Net revenues in Equities increased to $795 million from $523 million, primarily due to higher levels of customer activity in equity derivatives, the negative effect of a single block trade in the first quarter of 2002 and higher net revenues in equity arbitrage. Principal Investments recorded negative net revenues of $105 million, primarily due to an unrealized loss of $157 million related to our investment in SMFG, partially offset by real estate disposition gains.

      Operating expenses increased 22%, primarily due to increased compensation and benefits expenses, with higher discretionary compensation more than offsetting the impact of reduced employment levels, as well as higher occupancy and depreciation and amortization expenses, reflecting exit costs associated with reductions in our global office space. These increases were partially offset by the effect of the transfer of our Nasdaq fee-based business to Commissions(1), as well as lower communications and technology expenses, brokerage, clearing and exchange fees and market development costs, reflecting the impact of reduced employment levels and lower levels of activity. Pre-tax earnings were $1.44 billion compared to $544 million in 2002.

(1)	In January 2002, we began to implement a new fee-based pricing structure in our Nasdaq trading business. A substantial portion of our Nasdaq business is now reported in Commissions within our Asset Management and Securities Services segment.

Asset Management and Securities Services

      The components of our Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of interest rate spreads or fees; and

•	Commissions. Commissions includes fees from executing and clearing client transactions on major stock, options and futures markets worldwide. Commissions also includes revenues from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns.

      The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results

(in millions)

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

Asset Management	$404	$443	$859	$866
Securities Services	279	262	530	469
Commissions	635	948	1,247	1,693

Total net revenues	1,318	1,653	2,636	3,028
Operating expenses	1,064	1,054	2,069	1,918

Pre-tax earnings	$254	$599	$567	$1,110

      Assets under management typically generate fees based on a percentage of their value and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. Substantially all assets under management are valued as of calendar month end.

      The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class

(in billions)

	As of		As of
	May 31,		November 30,

	2003	2002	2002	2001

Money markets	$91	$105	$108	$122
Fixed income and currency	108	86	96	71
Equity	86	94	86	96
Alternative investments(1)	61	65	58	62

Total	$346	$350	$348	$351

(1)	Includes merchant banking, quantitative asset allocation and other similar funds that we manage, as well as funds where we recommend one or more subadvisors for our clients.

     The following table sets forth a summary of the changes in our assets under management:

Assets Under Management

(in billions)

	Three Months		Six Months
	Ended		Ended
	May 31,		May 31,

	2003	2002	2003	2002

Balance, beginning of period	$346	$344	$348	$351
Net asset (outflows)/ inflows	(18)	3	(14)	—
Net market appreciation/ (depreciation)	18	3	12	(1)

Balance, end of period	$346	$350	$346	$350

Three Months Ended May 2003 versus May 2002

      Net revenues in Asset Management and Securities Services decreased 20% to $1.32 billion. Asset Management net revenues of $404 million decreased 9% compared to last year’s second quarter, primarily reflecting lower management and fund origination fees. During the quarter, assets under management were unchanged, reflecting net asset outflows of $18 billion, primarily in money market assets, offset by market appreciation, primarily in equity and fixed income assets. Securities Services net revenues were $279 million compared to $262 million for the same 2002 period, primarily reflecting higher customer balances in our securities lending and margin lending businesses and higher net revenues in our matched book business. Commissions were $635 million compared to $948 million for the same period last year, primarily reflecting lower equity commissions in our global shares businesses, reduced execution and clearing fees, as well as lower merchant banking overrides.

      Operating expenses were essentially unchanged, with lower compensation and benefits expenses offset by increases in professional services and other expenses, as well as higher occupancy expenses, reflecting exit costs associated with reductions in our global office space. Pre-tax earnings were $254 million compared to $599 million in 2002.

Six Months Ended May 2003 versus May 2002

      Net revenues in Asset Management and Securities Services decreased 13% to $2.64 billion. Asset Management net revenues were $859 million compared to $866 million, primarily reflecting lower management and fund origination fees, partially offset by higher incentive income. During the first half of 2003, assets under management declined by $2 billion, reflecting net asset outflows of $14 billion, primarily in money market assets, partially offset by market appreciation of $12 billion, primarily in fixed income assets. Securities Services net revenues were $530 million compared to $469 million, primarily reflecting increased spreads in our matched book business and higher customer balances in our securities lending and margin lending businesses. Commissions were $1.25 billion compared to $1.69 billion for the same period last year, primarily reflecting lower equity commissions in our global shares businesses, reduced execution and clearing fees, and lower merchant banking overrides.

      Operating expenses increased 8%, primarily due to lower compensation and benefits expenses, more than offset by the effect of the transfer of our Nasdaq fee-based business to Commissions and higher occupancy and depreciation and amortization expenses, reflecting exit costs associated with reductions in our global office space, as well as higher professional services and other expenses. Pre-tax earnings were $567 million compared to $1.11 billion in 2002.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months		Six Months
	Ended May		Ended May

	2003	2002	2003	2002

Compensation and benefits	$1,992	$1,926	$4,086	$3,725
Amortization of employee initial public offering and acquisition awards	34	83	83	208
Non-compensation expenses	921	941	1,947	1,776

Total operating expenses	$2,947	$2,950	$6,116	$5,709

Employees at period end(1)	18,421	21,145

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services. Total employees also excludes employees of certain consolidated entities that are held for investment purposes only.

Three Months Ended May 2003 versus May 2002

      Operating expenses were $2.95 billion, essentially unchanged from last year’s second quarter. Compensation and benefits of $1.99 billion increased 3% compared to the same period last year, commensurate with higher net revenue levels. The ratio of compensation and benefits to net revenues was 50% for the quarter, consistent with the same prior year period. Employment levels at the end of May 2003 were 18,421, a decrease of 13% from May 2002.

      Non-compensation-related expenses of $921 million decreased 2% compared to the same period last year, primarily reflecting lower market development costs, brokerage, clearing and exchange fees, and communications and technology expenses, reflecting the impact of reduced employment levels and lower levels of activity. These decreases were partially offset by higher occupancy costs, reflecting exit costs of $36 million associated with reductions in our global office space.

Six Months Ended May 2003 versus May 2002

      Operating expenses were $6.12 billion for the six months ended May 2003, a 7% increase from the same prior year period. Compensation and benefits expenses increased 10% to $4.09 billion, commensurate with higher net revenue levels. The ratio of compensation and benefits to net revenues was 50% for the six months ended May 2003, consistent with the same prior year period.

      Non-compensation-related expenses were $1.95 billion, 10% above the same prior year period. These increases were primarily due to higher professional services and other expenses, reflecting a provision of $100 million for a number of litigation and regulatory proceedings, as well as higher occupancy and depreciation and amortization expenses, reflecting exit costs of $133 million associated with reductions in our global office space. These increases were partially offset by lower communications and technology expenses, market development costs and brokerage, clearing and exchange fees, reflecting the impact of reduced employment levels and lower levels of activity.

Provision for Taxes

      The provision for taxes for the quarter and six months ended May 2003 was $343 million and $699 million, respectively. The effective income tax rate was 34% for the first half of 2003, down from 35% for both the first quarter of 2003 and fiscal year 2002. The lower effective income tax rate reflects an increase in tax credits and a change in our geographic earnings mix.

Cash Flows

      Our cash flows are primarily related to operating and financing activities undertaken in connection with our trading and market-making businesses.

      Six Months Ended May 2003. Cash and cash equivalents increased by $2.39 billion to $7.21 billion as of May 2003. Cash of $13.16 billion was used for operating activities, primarily reflecting an increase in financial instruments owned, partially offset by an increase in financial instruments sold, but not yet purchased. Cash of $1.57 billion was used for investing activities, primarily reflecting our investment in the convertible preferred stock of SMFG. Financing activities provided cash of $17.12 billion, reflecting proceeds from the issuances of long-term and net short-term borrowings, partially offset by repayments of long-term borrowings (including the current portion of long-term borrowings) and common stock repurchases.

      Six Months Ended May 2002. Cash and cash equivalents decreased by $607 million to $6.30 billion as of May 2002. Cash of $4.20 billion was used for operating activities. Cash of $360 million was used for investing activities, primarily for leasehold improvements and the purchase of telecommunications and technology-related equipment. Financing activities provided cash of $3.95 billion, reflecting proceeds from the issuances of long-term and net short-term borrowings, partially offset by repayments of long-term borrowings (including the current portion of long-term borrowings) and common stock repurchases.

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

      Our primary liquidity cushion consists of cash and unencumbered U.S. government and agency securities and highly liquid mortgage securities that may be sold or pledged to provide same-day liquidity. This pool of highly liquid assets averaged $33.89 billion during the second quarter of 2003 and $30.06 billion during 2002. We also maintain smaller pools of unencumbered

French, German, United Kingdom and Japanese government bonds that can be used in a similar fashion to address local market crises.

      Other Unencumbered Assets. In addition to the liquidity cushion described above, we maintain a significant amount of other unencumbered securities in the United States, Europe and Asia, including other government bonds, high-grade money market securities, corporate bonds and marginable equities.

      Maintenance of Liquidity Ratio. Our policy is to maintain total unencumbered assets, including our liquidity cushion and other unencumbered assets described above, in an amount that, if pledged or sold, is intended to provide the funds necessary to replace at least 100% of unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the coming year. This “liquidity ratio” of unencumbered assets at loan value divided by short-term unsecured liabilities is intended to ensure that we could fund our positions on a secured basis in the event we were unable to replace our unsecured debt maturing within one year. In calculating this ratio, we assume conservative loan values (the estimated amount of cash that would be advanced by counterparties against securities we own) that are based on stress-scenario borrowing capacity. The estimated loan value of the aggregate of our liquidity cushion and the other unencumbered assets averaged $74.20 billion during the second quarter of 2003 and $68.55 billion during 2002.

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

      Our balance sheet fluctuates significantly between financial statement dates and is lower at quarter end than would be observed on an average basis. We require our businesses to reduce balance sheet usage on a quarterly basis to demonstrate compliance with limits set by management, thereby providing a disincentive to committing our capital over longer periods of time. These balance sheet reductions are generally achieved during the last several weeks of each fiscal quarter through ordinary-course, open-market transactions in the most liquid portions of our balance sheet, principally U.S. government and agency securities, securities of foreign sovereigns, and mortgage and money market instruments, as well as through the roll-off of repurchase agreements and certain collateralized financing arrangements. Accordingly, over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 17% lower and 14% lower, respectively, than amounts that would have been observed, based on a weekly average, over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or excess liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.

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

      We seek to maintain total capital (long-term borrowings plus shareholders’ equity) substantially in excess of our less liquid assets. Our total capital of $71.31 billion and $57.71 billion as of May 2003 and November 2002, respectively, exceeded the assets that we believe may be more difficult to fund or sell, particularly during times of market stress. Such assets include, but are not limited to, bank loans, high-yield debt securities, emerging market debt securities and principal investments.

      As of May 2003 and November 2002, we held $5.55 billion and $2.97 billion, respectively, in bank loans, $3.52 billion and $1.94 billion, respectively, in high-yield debt securities and $0.70 billion and $0.76 billion, respectively, in emerging market debt securities. As of May 2003 and November 2002, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was $3.09 billion and $1.78 billion, respectively. These carrying values were comprised of corporate principal investments with an aggregate carrying value of $1.17 billion and $1.04 billion, respectively, real estate investments with an aggregate carrying value of $0.81 billion and $0.74 billion, respectively, and our investment in SMFG convertible preferred stock with a carrying value as of May 2003 of $1.11 billion. In addition, we held other financial assets such as certain mortgage whole loans, certain mortgage-backed securities and other distressed assets that could be less liquid, particularly during times of market stress.

      In addition, we had illiquid non-financial assets of $13.39 billion and $12.30 billion as of May 2003 and November 2002, respectively. These assets, which are reported as “Other assets” in the condensed consolidated statements of financial condition, include goodwill and identifiable intangible assets, property, plant and equipment, deferred tax assets, prepaid assets and our equity method investments.

Capital and Funding

        Capital

      Our capital requirements are determined by factors such as subsidiary regulatory requirements, rating agency guidelines, our capital policies regarding asset composition, leverage and risk of loss, business opportunities, and capital availability and cost. Goldman Sachs’ total capital increased 24% to $71.31 billion as of May 2003 compared with $57.71 billion as of November 2002.

      The increase in total capital resulted primarily from an increase in long-term borrowings to $51.27 billion as of May 2003 from $38.71 billion as of November 2002. The weighted average maturity of our long-term borrowings as of May 2003 was approximately 6 years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

      Shareholders’ equity increased by 5% to $20.04 billion as of May 2003 from $19.00 billion as of November 2002. During the three months and the six months ended May 2003, we repurchased 3.7 million shares and 7.6 million shares of our common stock, respectively. The average price paid per share for repurchased shares was $74.02 and $71.34 for the second quarter of 2003 and for the first half of 2003, respectively. As of May 2003, we were authorized to repurchase up to 12.0 million additional shares of common stock pursuant to our common stock repurchase program. The principal purpose of our stock repurchase program is to substantially offset the dilutive effect of employee equity-based compensation. The repurchase program has been effected through regular open-market purchases, the sizes of which have been and will be influenced by, among other factors, prevailing prices and market conditions.

      The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per share:

	As of

	May		November
	2003		2002

	($ in millions, except
	per share amounts)
Total assets	$404,698		$355,574
Adjusted assets(1)	294,749		215,547
Shareholders’ equity	20,042		19,003
Tangible shareholders’ equity(2)	15,279		14,164
Leverage ratio(3)	20.2	x	18.7	x
Adjusted leverage ratio(4)	19.3	x	15.2	x
Book value per share(5)	$41.39		$38.69
Tangible book value per share(6)	31.56		28.84

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate in compliance with regulations and (iii) goodwill and identifiable intangible assets. The following table sets forth a reconciliation of total assets to adjusted assets:

	As of

	May	November
	2003	2002

	(in millions)
Total assets	$404,698	$355,574
Deduct: Securities purchased under agreements to resell	(22,460)	(45,772)
Securities borrowed	(111,553)	(113,579)

Add: Financial instruments sold, but not yet purchased, at fair value	105,325	83,473
Less derivatives	(49,761)	(38,921)

Subtotal	55,564	44,552
Deduct: Cash and securities segregated in compliance with U.S. federal and other regulations	(26,737)	(20,389)
Goodwill and identifiable intangible assets	(4,763)	(4,839)

Adjusted assets	$294,749	$215,547

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity:

	As of

	May	November
	2003	2002

	(in millions)
Shareholders’ equity	$20,042	$19,003
Deduct: Goodwill and identifiable intangible assets	(4,763)	(4,839)

Tangible shareholders’ equity	$15,279	$14,164

(3)	Leverage ratio equals total assets divided by shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity deployed in our businesses.

(5)	Book value per share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 484.2 million as of May 2003 and 491.2 million as of November 2002.

(6)	Tangible book value per share is computed by dividing tangible shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Short-Term Borrowings

      Goldman Sachs generally obtains unsecured short-term borrowings through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year.

      The following table sets forth our short-term borrowings:

Short-Term Borrowings

(in millions)

	As of

	May	November
	2003	2002

Promissory notes	$26,984	$20,433
Commercial paper	8,033	9,463
Bank loans and other	5,218	4,948
Current portion of long-term borrowings	5,584	5,794

Total	$45,819	$40,638

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

      As of May 2003, additional collateral that would have been callable in the event of a one level reduction in our long-term credit ratings, pursuant to bilateral agreements with certain counterparties, was not material.

      The following table sets forth our credit ratings as of May 2003:

	Short-Term Debt	Long-Term Debt

Fitch(1)	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Standard & Poor’s	A-1	A+

(1)	Long-term debt on “negative” outlook.

Contractual Obligations and Contingent Commitments

      Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

      The following table sets forth our contractual obligations as of May 2003:

Contractual Obligations

(in millions)

	Remainder	2004-	2006-	2008-
	of 2003	2005	2007	Thereafter	Total

Long-term borrowings by contract maturity(1)	$—	$13,787	$9,625	$27,856	$51,268
Minimum rental payments	182	727	588	2,470	3,967

(1)	Long-term borrowings include $3 billion issued during the quarter by William Street Funding Corporation (a wholly-owned subsidiary of The Goldman Sachs Group, Inc. formed to raise funding to support loan commitments made by another William Street entity to investment-grade clients) and $718 million issued by consolidated variable interest entities, in each case, where the holders of the debt have no recourse to the general credit of Goldman Sachs.

     As of May 2003, our long-term borrowings were $51.27 billion. Substantially all of our long-term borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2033.

      As of May 2003, our minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.97 billion. These lease payments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other items.

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

      The following table sets forth our contingent commitments as of May 2003:

Contingent Commitments

(in millions)

	Commitment Amount by Period of Expiration

	Remainder	2004-	2006-	2008-
	of 2003	2005	2007	Thereafter	Total

Commitments to extend credit	$2,979	$5,417	$1,754	$816	$10,966
Commitments under letters of credit issued by banks to counterparties	12,524	127	11	—	12,662
Other commercial commitments(1)	181	736	—	580	1,497

Total	$15,684	$6,280	$1,765	$1,396	$25,125

(1)	Includes our merchant banking commitments, construction-related obligations and other purchase commitments.

     As of May 2003, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $30.29 billion.

      In connection with our lending activities, we had outstanding commitments of $10.97 billion as of May 2003. These commitments are agreements to lend to counterparties, have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of May 2003, $1.18 billion of our outstanding commitments have been issued through the William Street credit extension program. Substantially all of the credit risk associated with these commitments have been hedged through the credit loss protection provided by SMFG. We have also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

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

      In determining fair value, we separate our financial instruments into three categories — cash trading instruments (i.e., nonderivative trading instruments), derivative contracts and principal investments, as set forth in the following table as of May 2003:

Financial Instruments by Category

(in millions)

	Financial	Financial Instruments
	Instruments Owned,	Sold, But Not Yet
	At Fair Value	Purchased, At Fair Value

Cash trading instruments	$119,602	$55,564
Derivative contracts	57,531	49,761
Principal investments	3,094	—

Total	$180,227	$105,325

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

      The following table sets forth the valuation of our cash trading instruments by level of price transparency as of May 2003:

Cash Trading Instruments by Price Transparency

(in millions)

	Financial	Financial Instruments
	Instruments Owned,	Sold, But Not Yet
	At Fair Value	Purchased, At Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$112,819	$55,418
Little or no price transparency	6,783	146

Total	$119,602	$55,564

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

      The following table sets forth our exchange-traded and OTC derivative assets and liabilities as of May 2003:

Derivative Assets and Liabilities

(in millions)

	Assets	Liabilities

Exchange-traded derivatives	$4,543	$5,093
OTC derivatives	52,988	44,668

Total	$57,531	$49,761

      The fair values of our derivative assets and liabilities include cash we have paid and received (for example, option premiums) and will change significantly from period to period based on, among other factors, changes in our trading positions and market movements.

      The following tables set forth the fair values of our OTC derivative assets and liabilities as of May 2003 by product and by remaining contractual maturity:

OTC Derivatives

(in millions)

Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Product	Months	Months	Years	Years	or Greater	Total

Interest rate contracts	$1,560	$485	$7,277	$7,938	$13,117	$30,377
Currency contracts	7,776	1,320	2,353	876	320	12,645
Commodity contracts	2,356	1,842	1,582	539	13	6,332
Equity contracts	1,508	1,270	809	41	6	3,634

Total	$13,200	$4,917	$12,021	$9,394	$13,456	$52,988

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Product	Months	Months	Years	Years	or Greater	Total

Interest rate contracts	$1,185	$846	$8,194	$7,505	$4,468	$22,198
Currency contracts	7,375	1,780	2,040	583	563	12,341
Commodity contracts	2,734	1,525	1,203	148	3	5,613
Equity contracts	2,338	923	1,034	221	—	4,516

Total	$13,632	$5,074	$12,471	$8,457	$5,034	$44,668

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

Principal Investments

      In valuing our corporate and real estate principal investments, we separate our portfolio into three categories — public securities, private securities and our investment in the convertible preferred stock of SMFG. The following table sets forth the carrying value of our principal investments portfolio as of May 2003:

Principal Investments

(in millions)

	Corporate	Real Estate	Total

Private	$985	$760	$1,745
Public	189	52	241
SMFG convertible preferred stock(1)	1,108	—	1,108

Total	$2,282	$812	$3,094

(1)	The fair value of our Japanese yen denominated investment in SMFG convertible preferred stock includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar value of the related borrowing will also increase by an equal and offsetting amount.

     Our private principal investments, by their nature, have little to no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

      Our public principal investments, which tend to be large, concentrated holdings that resulted from initial public offerings or other corporate transactions, are valued using quoted market prices discounted for restrictions on sale.

      Our investment in SMFG convertible preferred stock is carried at fair value, which is derived from market data, such as SMFG’s common stock price and credit spreads, and which incorporates the impact of transfer restrictions on our investment as well as downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. During the second quarter, the fair value of our investment declined 10%, primarily due to a 28% fall in the SMFG common stock price. The effect of changes in the SMFG common stock price on the fair value of our investment is non-linear due to, among other factors, our downside protection on the conversion strike price.

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

Recent Accounting Developments

      In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. We do not expect adoption to have a material effect on our financial condition, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. We must apply the provisions of SFAS No. 150 to all financial instruments at the beginning of our fourth quarter of fiscal 2003. We do not expect adoption to have a material effect on our financial condition, results of operations or cash flows.

      In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as special-purpose entities (SPEs). As required, we adopted FIN No. 46 for VIEs created after January 31, 2003. We must apply FIN No. 46 to VIEs created before February 1, 2003 as of the beginning of the fourth quarter of fiscal 2003. We do not expect adoption to have a material effect on our financial condition, results of operations or cash flows.

      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” EITF Issue No. 02-3 precludes mark-to-market accounting for energy-trading contracts that are not derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We have adopted the provisions of EITF Issue No. 02-3 related to energy-trading contracts as of the beginning of the first quarter of fiscal 2003, and the effect of adoption was not material to our financial condition, results of operations or cash flows. EITF Issue No. 02-3 also communicates the FASB staff’s view that the transaction price for a derivative contract is the best information available with which to estimate fair value at the inception of a contract when the estimate is not based on other observable market data. The application of the FASB staff’s view did not have a material effect on our financial condition, results of operations or cash flows.

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

      The following table sets forth the daily VaR for substantially all of our trading positions:

Daily VaR

(in millions)

	Average for the

	Three Months		Six Months				Three Months
	Ended		Ended		As of		Ended
							May 2003
	May	May	May	May	May	February
Risk Categories	2003	2002	2003	2002	2003	2003	High	Low

Interest rates	$39	$30	$35	$32	$47	$35	$60	$25
Equity prices	24	17	27	20	24	24	38	21
Currency rates	18	17	20	16	26	21	38	4
Commodity prices	16	12	17	11	19	25	27	11
Diversification effect(1)	(38)	(32)	(43)	(33)	(44)	(50)

Firmwide	$59	$44	$56	$46	$72	$55	86	42

(1)	Equals the difference between firmwide VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

     The following chart presents the daily VaR for substantially all of our trading positions during the last four quarters:

Daily VaR

($ in millions)

Trading Net Revenues Distribution

      Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of our daily trading net revenues for the quarter ended May 2003.

Daily Trading Net Revenues

($ in millions)

      As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended May 2003.

Nontrading Risk

      The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of May 2003, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $90 million compared to $86 million as of February 2003.

      The market risk for our investment in the convertible preferred stock of SMFG is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of May 2003, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $53 million compared to $42 million as of February 2003. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is non-linear.

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

      The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of May 2003, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure

($ in millions)

				Percentage
			Exposure	of Exposure
		Collateral	Net of	Net of
Credit Rating Equivalent	Exposure	Held(2)	Collateral	Collateral

AAA/Aaa	$5,895	$640	$5,255	11%
AA/Aa2	12,179	1,096	11,083	24
A/A2	19,807	2,124	17,683	38
BBB/Baa2	9,119	1,161	7,958	17
BB/Ba2 or lower	5,442	1,200	4,242	9
Unrated(1)	546	317	229	1

Total	$52,988	$6,538	$46,450	100%

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a significant portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

     The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral

(in millions)

					10 Years
	0 - 6	6 - 12	1 - 5	5 - 10	or
Credit Rating Equivalent	Months	Months	Years	Years	Greater	Total(2)

AAA/Aaa	$433	$125	$1,421	$1,494	$1,782	$5,255
AA/Aa2	3,501	1,113	2,342	1,998	2,129	11,083
A/A2	3,255	1,274	3,244	2,443	7,467	17,683
BBB/Baa2	2,527	1,191	2,163	1,540	537	7,958
BB/Ba2 or lower	1,711	600	1,287	430	214	4,242
Unrated(1)	161	20	42	1	5	229

Total	$11,588	$4,323	$10,499	$7,906	$12,134	$46,450

					10 Years
	0 - 6	6 - 12	1 - 5	5 - 10	or
Product	Months	Months	Years	Years	Greater	Total(2)

Interest rate contracts	$1,411	$400	$6,095	$6,472	$11,830	$26,208
Currency contracts	6,836	1,074	2,145	853	285	11,193
Commodity contracts	2,281	1,741	1,481	540	13	6,056
Equity contracts	1,060	1,108	778	41	6	2,993

Total	$11,588	$4,323	$10,499	$7,906	$12,134	$46,450

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a significant portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2002, as updated by our Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 and our Current Report on Form 8-K dated April 28, 2003.

IPO Process Matters

      In the lawsuit alleging a conspiracy to discourage or restrict the resale of securities, the plaintiffs have filed a petition for review by the U.S. Supreme Court of the ruling by the U.S. Court of Appeals for the Second Circuit affirming dismissal of the complaint.

      In the lawsuit alleging a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings, on June 27, 2003, the federal district court denied defendants’ motion to dismiss the claims asserted by both the issuers and the purchasers of securities on preemption grounds.

      In the lawsuits alleging that the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements to “tie” allocations to higher customer brokerage commission rates as well as purchase orders in the aftermarket, plaintiffs announced on June 25, 2003 that they had entered into a Memorandum of Understanding regarding a proposed settlement of their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits.

      In the purported shareholder derivative actions in the U.S. District Court for the Northern District of California alleging underpricing of certain offerings, plaintiffs determined to discontinue their appeals from the granting of judgment on the pleadings, and the appeals were dismissed by Order entered on June 19, 2002. In the underpricing action in New York state court, on May 2, 2003, the court granted Goldman, Sachs & Co.’s motion to dismiss as to five of the claims; plaintiff has appealed from the dismissal of the five claims, and Goldman, Sachs & Co. has appealed from the denial of its motion as to the remaining claim.

Rockefeller Center Properties, Inc. Litigation

      In the state proceeding, all but one of the plaintiffs have voluntarily discontinued their actions.

Laidlaw Bondholders Litigation

      On June 23, 2003, Laidlaw, Inc. emerged from bankruptcy, the last condition to consummation of the settlement.

World Online Litigation

      In the lawsuit against “ABN AMRO Bank N.V., also acting under the name of ABN AMRO Rothschild,” by a decision dated May 7, 2003, the court held that the claims failed and dismissed the complaint.

Research Independence Matters

      In connection with the global settlement involving the leading securities firms operating in the United States, on April 28, 2003, Goldman, Sachs & Co. announced that it had entered into stipulations and consents with the SEC, the NYSE, the NASD and the Utah Division of Securities to effectuate the settlement. The settlement with those regulators and the Utah Division of

Securities remains subject to, among other things, entry of a final judgment in an action filed in the U.S. District Court for the Southern District of New York by the SEC. The settlement contemplates separate stipulations with the other states and certain U.S. territories.

      On June 23, 2003, the West Virginia Attorney General filed an action against all of the settling securities firms in West Virginia Circuit Court, Marshall County, alleging violations of the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeking monetary penalties.

      On April 9, 2003, plaintiffs in the lawsuit relating to research coverage of Covad Communications filed an amended complaint. On May 8, 2003, defendants moved to dismiss the amended complaint, and the motion was granted by a decision dated June 30, 2003.

      On June 5, 2003, plaintiffs in the lawsuit relating to research coverage of Allied Riser Communications Corp. filed an amended complaint.

      Goldman, Sachs & Co. and one of its former research analysts have been named as defendants in purported class actions filed in the U.S. District Court for the Southern District of New York beginning on May 16, 2003 alleging violations of the federal securities laws in connection with research coverage of Exodus Communications, Inc. Goldman, Sachs & Co. and the other firms which are party to the global settlement described above have been named as defendants in a purported class action filed in the U.S. District Court for the District of Colorado on May 15, 2003 alleging violations of the federal securities laws in connection with their research coverage of unidentified stocks. One of the defendants has filed a motion with the Judicial Panel on Multi-District Litigation to transfer the action to the U.S. District Court for the Southern District of New York.

      A purported shareholder derivative action was filed in New York Supreme Court, New York County on June 13, 2003 against The Goldman Sachs Group, Inc. (Group Inc.) and its board of directors alleging that the directors breached their fiduciary duties in connection with the firm’s research activities.

Exodus Securities Litigation

      Goldman, Sachs & Co. was named as a defendant in an additional purported class action filed in the U.S. District Court for the Southern District of New York on June 11, 2003 alleging violation of the federal securities laws in connection with the February 2001 public offering of Exodus Communications, Inc. common shares.

Montana Power Shareholders Litigation

      By a decision dated May 23, 2003, the federal court remanded the action to the state court. On June 20, 2003, defendants moved to disqualify the state court judge.

Global Crossing Securities Litigation

      On April 21, 2003, defendants moved to dismiss the consolidated amended complaint.

Portland General Shareholders Litigation

      Group Inc. and Goldman, Sachs & Co. have been named as defendants in two substantively identical purported class actions filed on June 5, 2003 in Oregon Circuit Court, Multnomah County, on behalf of former shareholders of Portland General Corporation. The complaints generally allege that defendants breached their fiduciary duties in connection with Portland General’s 1997 merger with Enron Corporation, in respect of which Goldman, Sachs & Co. acted as financial advisor to Portland General. The defendants also include Arthur Andersen, LLP, Andersen-U.S., and certain former officers and directors of Portland General. The complaint seeks unspecified compensatory damages. On July 3, 2003, defendants removed the action to the U.S. District Court for the District of Oregon.

Adelphia Communications Fraudulent Conveyance Litigation

      Goldman, Sachs & Co. is among numerous entities named as defendants in an adversary proceeding commenced in the U.S. Bankruptcy Court for the Southern District of New York on July 6, 2003 by a creditors’ committee of Adelphia Communications, Inc. The complaint seeks, among other things, to recover, as fraudulent conveyances, payments made by Adelphia and its affiliates to certain brokerage firms, including approximately $62.9 million allegedly paid to Goldman, Sachs & Co., in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia.

Item 5: Other Information

Cautionary Statement Pursuant to The Private Securities

Litigation Reform Act of 1995

      We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed in our Form 10-K for our fiscal year ended November 29, 2002, under Item 1 “Business — Certain Factors That May Affect Our Business.”

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

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.1	Letter to Claes Dahlbäck from Group Inc. dated June 20, 2003.

10.2	Letter to Edward M. Liddy from Group Inc. dated June 20, 2003.

12.1	Statement re computation of ratios of earnings to fixed charges.

15.1	Letter re Unaudited Interim Financial Information.

      (b) Reports on Form 8-K:

      On March 20, 2003, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal first quarter ended February 28, 2003.

      On April 16, 2003, Group Inc. filed a Current Report on Form 8-K reporting its agreement to acquire El Paso Corporation’s interests in East Coast Power L.L.C.

      On April 28, 2003, Group Inc. filed a Current Report on Form 8-K reporting the final global settlement of certain investigations into the investment research department of its U.S. broker-dealer subsidiary Goldman, Sachs & Co.

      On June 25, 2003, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal second quarter ended May 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH E. SMITH

Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: July 11, 2003

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

Date: July 11, 2003

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

Date: July 11, 2003