Form 10-Q
period 2003-08-29
GOLDMAN SACHS GROUP INC/
filed 2003-10-10
CIK 886982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended August 29, 2003

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

      As of October 3, 2003 there were 473,467,335 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

	(in millions, except per share amounts)
Revenues
Investment banking	$592	$593	$1,774	$2,123
Trading and principal investments	1,113	1,107	4,412	3,384
Asset management and securities services	1,169	1,253	3,268	3,810
Interest income	2,841	2,919	8,340	8,489

Total revenues	5,715	5,872	17,794	17,806
Interest expense	1,922	2,223	5,829	6,708

Revenues, net of interest expense	3,793	3,649	11,965	11,098

Operating expenses
Compensation and benefits	1,896	1,824	5,982	5,549
Amortization of employee initial public offering and acquisition awards	19	57	102	265

Brokerage, clearing and exchange fees	218	236	608	653
Market development	62	75	181	231
Communications and technology	119	125	355	401
Depreciation and amortization	130	161	426	451
Amortization of identifiable intangible assets	40	31	118	94
Occupancy	151	172	551	457
Professional services and other	178	174	606	463

Total non-compensation expenses	898	974	2,845	2,750

Total operating expenses	2,813	2,855	8,929	8,564

Pre-tax earnings	980	794	3,036	2,534
Provision for taxes	303	272	1,002	925

Net earnings	$677	$522	$2,034	$1,609

Earnings per share
Basic	$1.39	$1.05	$4.17	$3.24
Diluted	1.32	1.00	3.98	3.04

Dividends declared per common share	$0.25	$0.12	$0.49	$0.36

Average common shares outstanding
Basic	488.5	494.9	487.9	497.2
Diluted	511.7	520.4	511.3	528.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	August 2003	November 2002

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$6,641	$4,822
Cash and securities segregated in compliance with U.S. federal and other regulations	29,382	20,389
Receivables from brokers, dealers and clearing organizations	9,103	5,779
Receivables from customers and counterparties	31,309	23,159
Securities borrowed	120,830	113,579
Securities purchased under agreements to resell	25,208	45,772

Financial instruments owned, at fair value	135,886	123,318
Financial instruments owned and pledged as collateral, at fair value	21,849	6,457

Total financial instruments owned, at fair value	157,735	129,775

Other assets	13,934	12,299

Total assets	$394,142	$355,574

Liabilities and shareholders’ equity
Short-term borrowings, including the current portion of long-term borrowings	$48,740	$40,638
Payables to brokers, dealers and clearing organizations	5,670	1,893
Payables to customers and counterparties	104,183	93,697
Securities loaned	13,443	12,238
Securities sold under agreements to repurchase	40,436	59,919
Financial instruments sold, but not yet purchased, at fair value	102,015	83,473
Other liabilities and accrued expenses	6,769	6,002
Long-term borrowings	52,448	38,711

Total liabilities	373,704	336,571

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 526,293,439 and 515,084,810 shares issued as of August 2003 and November 2002, respectively, and 473,286,419 and 472,940,724 shares outstanding as of August 2003 and November 2002, respectively	5	5
Restricted stock units	2,756	3,494
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	13,500	12,773
Retained earnings	9,062	7,259
Unearned compensation	(494)	(845)
Accumulated other comprehensive loss	(9)	(122)
Treasury stock, at cost, par value $0.01 per share; 53,007,020 and 42,144,086 shares as of August 2003 and November 2002, respectively	(4,382)	(3,561)

Total shareholders’ equity	20,438	19,003

Total liabilities and shareholders’ equity	$394,142	$355,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended

	August 2003	November 2002

	(in millions, except
	per share amounts)
Common stock, par value $0.01 per share
Balance, beginning of year	$5	$5
Issued	—	—

Balance, end of period	5	5

Restricted stock units
Balance, beginning of year	3,494	4,542
Granted	95	498
Delivered	(707)	(1,293)
Forfeited	(126)	(253)

Balance, end of period	2,756	3,494

Additional paid-in capital
Balance, beginning of year	12,773	11,785
Issuance of common stock	633	869
Net tax effects related to delivery of equity-based awards	94	119

Balance, end of period	13,500	12,773

Retained earnings
Balance, beginning of year	7,259	5,373
Net earnings	2,034	2,114
Dividends declared	(231)	(228)

Balance, end of period	9,062	7,259

Unearned compensation
Balance, beginning of year	(845)	(1,220)
Restricted stock units granted	(71)	(387)
Restricted stock units forfeited	43	95
Amortization of restricted stock units	379	667

Balance, end of period	(494)	(845)

Accumulated other comprehensive income/(loss)
Balance, beginning of year	(122)	(168)
Currency translation adjustment, net of tax	113	46

Balance, end of period	(9)	(122)

Treasury stock, at cost, par value $0.01 per share
Balance, beginning of year	(3,561)	(2,086)
Repurchased	(821)	(1,475)

Balance, end of period	(4,382)	(3,561)

	$20,438	$19,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended August

	2003	2002

	(in millions)
Cash flows from operating activities
Net earnings	$2,034	$1,609
Noncash items included in net earnings
Depreciation and amortization	426	451
Amortization of identifiable intangible assets	118	94
Stock-based compensation	324	465
Changes in operating assets and liabilities
Cash and securities segregated in compliance with U.S. federal and other regulations	(8,993)	332
Net receivables from brokers, dealers and clearing organizations	453	(3,003)
Net payables to customers and counterparties	2,361	547
Securities borrowed, net of securities loaned	(6,046)	(5,021)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	1,081	8,868
Financial instruments owned, at fair value	(27,525)	(28,722)
Financial instruments sold, but not yet purchased, at fair value	18,542	15,492
Other, net	360	(1,406)

Net cash used for operating activities	(16,865)	(10,294)

Cash flows from investing activities
Property, leasehold improvements and equipment	(372)	(830)
Business combinations, net of cash acquired	(296)	(68)
Other investments	(1,685)	(46)

Net cash used for investing activities	(2,353)	(944)

Cash flows from financing activities
Short-term borrowings, net	3,964	6,942
Issuance of long-term borrowings	22,633	9,981
Repayment of long-term borrowings, including the current portion of long-term borrowings	(4,758)	(7,740)
Derivative contracts with a financing element	145	—
Common stock repurchased	(821)	(1,032)
Dividends paid	(231)	(171)
Proceeds from issuance of common stock	105	38

Net cash provided by financing activities	21,037	8,018

Net increase/(decrease) in cash and cash equivalents	1,819	(3,220)
Cash and cash equivalents, beginning of period	4,822	6,909

Cash and cash equivalents, end of period	$6,641	$3,689

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest approximated the related expense for each of the fiscal periods presented.

Cash payments of income taxes, net of refunds, were $716 million and $1.01 billion during the nine months ended August 2003 and August 2002, respectively.

Noncash activities:

The value of common stock issued in connection with business combinations was $139 million and $47 million for the nine months ended August 2003 and August 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

	(in millions)
Net earnings	$677	$522	$2,034	$1,609
Currency translation adjustment, net of tax	(27)	63	113	82

Comprehensive income	$650	$585	$2,147	$1,691

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

      The firm consolidates all SPEs it controls and those in which it holds a majority of the SPE’s substantive risks and rewards. The firm also consolidates all SPEs to which it has transferred assets unless independent investors have made a substantive majority equity investment in legal form or the transferred assets are financial instruments and the SPE is a qualifying SPE (QSPE) as defined in Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The firm consolidates all VIEs created after January 31, 2003 where it is the primary beneficiary, generally defined as holding a majority of the expected losses or a majority of the expected residual returns. The firm’s financial interests in, and derivative transactions with, non-consolidated SPEs and VIEs are accounted for at fair value, in the same manner as other financial instruments. As of August 2003, the firm had no material additional financial commitments or guarantees in respect of these entities.

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

      If the firm does not have a controlling financial interest in, or exert significant influence over, an entity, the firm accounts for its investment at fair value.

      The firm has also formed numerous non-consolidated private investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner and also holds limited partnership interests in the funds. The firm does not hold a majority of the economic interests in any of the funds. The firm’s investments in these funds are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition. As of June 30, 2003 (the most recent investment fund reporting date), the funds’ total assets were approximately $13.10 billion.

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

      These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make estimates and assumptions regarding trading inventory valuations, the outcome of pending litigation, and other matters that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on judgment and available information; consequently, actual results could be materially different from these estimates.

      These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

      Unless otherwise stated herein, all references to August 2003 and August 2002 refer to the firm’s fiscal period ended or the dates, as the context requires, August 29, 2003 and August 30, 2002, respectively. All references to November 2002 refer to the firm’s fiscal year ended or the date, as the context requires, November 29, 2002.

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

      Stock-based employee compensation, including stock options, for the three and nine months ended August 2002 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

      If the firm were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the year ended November 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and EPS as presented below:

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

	(in millions, except per share amounts)
Net earnings, as reported	$677	$522	$2,034	$1,609
Add: Stock-based employee compensation expense, net of related tax benefits, included in reported net earnings	55	70	209	297
Deduct: Stock-based employee compensation expense, net of related tax effects, determined under the fair-value method for all awards	(125)	(143)	(452)	(539)

Pro forma net earnings	$607	$449	$1,791	$1,367

EPS, as reported
Basic	$1.39	$1.05	$4.17	$3.24
Diluted	1.32	1.00	3.98	3.04
Pro forma EPS
Basic	$1.24	$0.91	$3.67	$2.75
Diluted	1.19	0.86	3.50	2.59

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

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. As required, the firm adopted SFAS No. 149 prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. The firm must apply the provisions of SFAS No. 150 to all financial instruments at the beginning of the firm’s fourth quarter of fiscal 2003. Adoption will not have a material effect on the firm’s financial condition, results of operations or cash flows.

      In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a company to consolidate a VIE if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as special-purpose entities (SPEs). As required, the firm adopted FIN No. 46 for VIEs created after January 31, 2003. The firm must apply FIN No. 46 to VIEs created before February 1, 2003 as of the beginning of the fourth quarter of fiscal 2003. Adoption will not have a material effect on the firm’s financial condition, results of operations or cash flows.

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

Note 3. Financial Instruments

Fair Value of Financial Instruments

      The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value, and financial instruments sold, but not yet purchased, at fair value:

	As of August 2003		As of November 2002

	Assets	Liabilities	Assets	Liabilities

		(in millions)
Commercial paper, certificates of deposit and time deposits	$4,576	$—	$1,092	$—
U.S. government federal agency and sovereign obligations	41,327	31,271	36,053	22,272
Corporate debt	37,074	7,198	25,425	6,902
Equities and convertible debentures	28,009	21,654	23,624	14,398
State, municipal and provincial obligations	693	—	715	—
Derivative contracts	45,720	41,801	42,205	38,921
Physical commodities	336	91	661	980

Total	$157,735	$102,015	$129,775	$83,473

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

      The firm also enters into derivative contracts to manage the interest rate, currency and equity-linked exposure on its long-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements, currency swap agreements and equity-linked contracts, which are primarily utilized to convert a substantial portion of the firm’s long-term debt into U.S. dollar-based floating rate obligations. Certain interest rate swap contracts are designated as fair-value hedges. The gains or losses associated with the ineffective portion of these fair-value hedges are included in “Trading and principal investments” in the condensed consolidated statements of earnings and were not material for the three and nine months ended August 2003 and August 2002.

      Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of August 2003		As of November 2002

	Assets	Liabilities	Assets	Liabilities

		(in millions)
Forward settlement contracts	$7,732	$9,123	$4,293	$4,602
Swap agreements	24,537	17,229	22,426	18,516
Option contracts	13,451	15,449	15,486	15,803

Total	$45,720	$41,801	$42,205	$38,921

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

      During the nine months ended August 2003 and August 2002, the firm securitized $78.71 billion and $101.35 billion, respectively, of financial assets, including $60.25 billion and $65.25 billion, respectively, of agency mortgage-backed securities. Cash flows received on retained interests and other securitization cash flows were approximately $787 million and $261 million for the nine months ended August 2003 and August 2002, respectively. As of August 2003, the firm held $5.61 billion of retained interests, including $2.67 billion of retained interests, for which the fair value is based on quoted market prices in active markets.

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

	As of August 2003

	Type of Retained Interests

		Other Asset-
	Mortgage	Backed(2)

	($ in millions)
Fair value of retained interests	$1,940	$1,002
Weighted average life (years)	3.3	3.9

Annual constant prepayment rate	19.7%	N/A
Impact of 10% adverse change	$(3)	—
Impact of 20% adverse change	(4)	—

Annual credit losses(1)	1.0%	0.7%
Impact of 10% adverse change	$(6)	$(4)
Impact of 20% adverse change	(23)	(7)

Annual discount rate	11.4%	8.5%
Impact of 10% adverse change	$(33)	$(8)
Impact of 20% adverse change	(63)	(14)

(1)	The impacts of adverse change take into account credit mitigants incorporated into the retained interests, including over collateralization and subordination provisions.

(2)	Includes retained interests in government and corporate bonds and other types of financial assets that are not subject to prepayment risk.

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

     Variable Interest Entities (VIEs)

      The firm, in the ordinary course of its business, utilizes VIEs such as trusts, limited partnerships and limited liability companies to securitize commercial and residential mortgages and home equity loans, government and corporate bonds, and other types of financial instruments. The firm holds variable interests in such entities in the form of senior and subordinated debt, preferred and common stock, interest rate, foreign currency and credit derivatives as well as residual interests in asset-backed securitization vehicles. The following table summarizes the firm’s maximum exposure to loss as a result of its significant variable

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

interests in consolidated and non-consolidated VIEs, excluding QSPEs, in accordance with FIN No. 46, and the total assets of such VIEs:

	As of August 2003		As of November 2002

	Consolidated(1)	Non-Consolidated	Consolidated(1)	Non-Consolidated

	(in millions)
Maximum exposure to loss
Mortgages	$64	$343	$73	$265
Other asset-backed	21	452	197	630

Total maximum exposure to loss	$85	$795	$270	$895

VIE assets
Mortgages	$563	$3,172	$651	$5,176
Other asset-backed	707	2,118	1,095	3,540

Total VIE assets	$1,270	$5,290	$1,746	$8,716

(1)	Consolidated total VIE assets include assets financed by short-term and long-term debt held by third parties that have no recourse to the general credit of the firm. Short-term and long-term debt consists of $36 million and $1.2 billion, respectively, as of August 2003 and $107 million and $530 million, respectively, as of November 2002.

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

      The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of August 2003 and November 2002, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $375.52 billion and $316.31 billion, respectively, of which the firm sold or repledged $329.77 billion and $272.49 billion, respectively.

      The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of August 2003 and November 2002, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to counterparties that did not have the right to sell or repledge was $46.31 billion and $34.66 billion, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Short-term borrowings are set forth below:

	As of

	August 2003	November 2002

	(in millions)
Promissory notes	$27,607	$20,433
Commercial paper	9,405	9,463
Bank loans and other	4,511	4,948
Current portion of long-term borrowings	7,217	5,794

Total(1)	$48,740	$40,638

(1)	As of August 2003 and November 2002, the weighted average interest rates for short-term borrowings, including commercial paper, were 1.46% and 2.09%, respectively.

Note 5. Earnings Per Share

      The computations of basic and diluted EPS are set forth below:

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

	(in millions, except per share amounts)
Numerator for basic and diluted EPS — earnings available to common shareholders	$677	$522	$2,034	$1,609

Denominator for basic EPS — weighted average number of common shares	488.5	494.9	487.9	497.2
Effect of dilutive securities
Restricted stock units	14.2	19.3	16.8	23.2
Stock options	9.0	6.2	6.6	8.1

Dilutive potential common shares	23.2	25.5	23.4	31.3

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares(1)	511.7	520.4	511.3	528.5

Basic EPS	$1.39	$1.05	$4.17	$3.24
Diluted EPS	1.32	1.00	3.98	3.04

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

	(in millions)
Number of antidilutive options, end of period	27	48	27	29

Note 6. Shareholders’ Equity

      The Board of Directors of Group Inc. declared a dividend of $0.25 per share to be paid on November 24, 2003, to common shareholders of record on October 27, 2003.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      During the three and nine months ended August 2003, the firm repurchased 3.2 million shares and 10.9 million shares of the firm’s common stock, respectively. The average price paid per share for repurchased shares was $85.32 and $75.52 for the three and nine months ended August 2003, respectively. As of August 2003, the firm was authorized to repurchase up to 9.9 million additional shares of common stock pursuant to the firm’s common stock repurchase program.

Note 7. Commitments, Contingencies and Guarantees

Commitments

      The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $33.65 billion as of August 2003.

      In connection with its lending activities, the firm had outstanding commitments of $12.52 billion as of August 2003. These commitments are agreements to lend to counterparties, have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of August 2003, $2.96 billion of the firm’s outstanding commitments have been issued through the William Street credit extension program.(1) Substantially all of the credit risk associated with these commitments has been hedged through the credit loss protection provided by SMFG. The firm has also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

      The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $13.10 billion as of August 2003.

      The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $1.67 billion in corporate and real estate merchant banking investment funds as of August 2003.

      The firm had construction-related commitments of $125 million and other purchase commitments of $136 million as of August 2003.

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

(in millions)
Minimum rental payments
Remainder of 2003	$97
2004	409
2005	336
2006	325
2007	295
2008-thereafter	2,457

Total	$3,919

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of August 2003:

		Maximum Payout/Notional Amount by Period of Expiration(3)

	Carrying	Remainder	2004-	2006-	2008-
	Value	of 2003	2005	2007	Thereafter	Total

	(in millions)
Derivatives(1)	$8,538	$43,186	$239,384	$94,365	$189,028	$565,963
Securities lending indemnifications(2)	—	7,398	—	—	—	7,398
Guarantees of the collection of contractual cash flows	27	75	52	715	7	849
Fund-related commitments	—	19	50	5	2	76
Letters of credit and other guarantees	2	14	31	4	119	168

(1)	For certain derivative contracts such as interest rate caps and written currency contracts, the maximum payout cannot be estimated because the rise in underlying interest rates and foreign exchange prices is theoretically unlimited. Consequently, the table above reflects the notional amount of such contracts. The notional amounts are representative of the volume of transactions and significantly exceed anticipated losses. The carrying value of $8.54 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held in connection with securities lending indemnifications was $7.72 billion as of August 2003.

(3)	Such amounts do not represent the anticipated losses in connection with these contracts.

     In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm may agree to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statement of financial condition as of August 2003.

      The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statement of financial condition as of August 2003.

Note 8. Regulated Subsidiaries

      GS&Co. and SLK are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the Securities and Exchange Commission and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of August 2003, GS&Co. had regulatory net capital, as defined, of $4.65 billion, which exceeded the amount required by $3.77 billion. As of August 2003, SLK had regulatory net capital, as defined, of $1.11 billion, which exceeded the amount required by $1.07 billion.

      GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of The Financial Services Agency. As of August 2003, GSI and GSJL were in compliance with their local capital adequacy requirements.

      Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of August 2003, these subsidiaries were in compliance with their local capital adequacy requirements.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

      Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		Three Months		Nine Months
		Ended August		Ended August

		2003	2002	2003	2002

		(in millions)
Investment	Net revenues	$687	$652	$2,064	$2,307
Banking	Operating expenses	604	593	1,770	2,002

	Pre-tax earnings	$83	$59	$294	$305

	Segment assets	$8,677	$4,703	$8,677	$4,703

Trading and	Net revenues	$1,615	$1,493	$5,774	$4,259
Principal	Operating expenses	1,116	1,193	3,836	3,415
Investments
	Pre-tax earnings	$499	$300	$1,938	$844

	Segment assets	$211,226	$189,826	$211,226	$189,826

Asset Management	Net revenues	$1,491	$1,504	$4,127	$4,532
and Securities	Operating expenses	1,084	1,030	3,153	2,948
Services
	Pre-tax earnings	$407	$474	$974	$1,584

	Segment assets	$173,612	$154,194	$173,612	$154,194

Total	Net revenues	$3,793	$3,649	$11,965	$11,098
	Operating expenses(1)	2,813	2,855	8,929	8,564

	Pre-tax earnings	$980	$794	$3,036	$2,534

	Total assets(2)	$394,142	$349,526	$394,142	$349,526

(1)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards of $9 million and $39 million for the three months ended August 2003 and August 2002, respectively, and $70 million and $199 million for the nine months ended August 2003 and August 2002, respectively, and (ii) a provision for a number of litigation and regulatory proceedings of $100 million for the nine months ended August 2003.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

Review Report of Independent Accountants

To the Directors and Shareholders of

The Goldman Sachs Group, Inc.:

      We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries (the Company) at August 29, 2003, the related condensed consolidated statements of earnings for the three and nine months ended August 29, 2003 and August 30, 2002, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended August 29, 2003, the condensed consolidated statements of cash flows for the nine months ended August 29, 2003 and August 30, 2002, and the condensed consolidated statements of comprehensive income for the three and nine months ended August 29, 2003 and August 30, 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 9, 2003

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

      Unless specifically stated otherwise, all references to August 2003, May 2003 and August 2002 refer to our fiscal periods ended, or the dates, as the context requires, August 29, 2003, May 30, 2003 and August 30, 2002, respectively. All references to November 2002, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 29, 2002.

      When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

Business Environment

      The pace of global economic growth improved in the third fiscal quarter, supported by ongoing policy stimulus and the reduction of geopolitical uncertainties. The improvement in the economic outlook was reflected in further gains in major world equity indices, most notably in Asia. After declining sharply in the first half of the year (the 10-year U.S. Treasury note yield declined to 45-year lows in early June), global bond yields rose substantially in late June and in July, particularly in the United States and Japan. In addition, the yield curve steepened and corporate credit spreads continued to narrow. However, corporate activity as measured by industry-wide completed and announced mergers and acquisitions remained very low.

      In the United States, the economy exhibited clearer signs of accelerating growth. Consumer spending growth picked up, supported by more expansionary fiscal policy, while major manufacturing surveys reflected improved confidence. However, despite the improvement in growth, the labor market remained weak. The U.S. Federal Reserve reduced its federal funds rate target by 25 basis points in early June. For the remainder of the quarter, it left its target rate unchanged amid signs of improving economic activity, highlighting the risk of further declines in inflation in an environment with considerable capacity for growth. The combination of improving economic growth and declining concern among investors about deflationary risks contributed to a rapid rise in bond yields through our third fiscal quarter. This improved economic backdrop, combined with some signs of improving corporate earnings, helped to push the U.S. equity markets higher.

      Economic conditions in Europe remained very weak, though business surveys indicated some prospect of improvement towards the end of the quarter. In response to continuing weakness in economic activity, the European Central Bank lowered interest rates by 50 basis points in June. Despite this subdued activity, bond yields rose, though less sharply than in the U.S., and the expectation of improving activity contributed to further increases in European equity markets. The Japanese economy improved, helped by continued growth in domestic demand. In addition, increased optimism about the economic outlook in Japan led to a rapid rise in bond yields during the quarter and strong gains in the equity markets. Other Asian economies exhibited some weakness early in the quarter from the continuing adverse impact of the SARs virus on economic activity, but generally showed signs of better growth as the quarter progressed. Demand growth in China remained strong and appeared to improve after a modest slowdown in the second quarter.

Results of Operations

      The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. Over the last several years, we have been operating in a challenging economic and business environment. Industry-wide declines in the volume of equity underwritings and mergers and acquisitions have adversely affected the results of our Underwriting and Financial Advisory businesses, and, although market conditions improved somewhat recently, weakness in global equities markets has adversely affected the results of certain of our Trading and Principal Investments businesses. For a further discussion of the impact these market conditions may have on our results of operations and financial condition, see Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2002.

Financial Overview

      The following table sets forth a summary of our financial results:

Financial Overview

($ in millions, except per share amounts)

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

Net revenues	$3,793	$3,649	$11,965	$11,098
Pre-tax earnings	980	794	3,036	2,534
Net earnings	677	522	2,034	1,609
Diluted earnings per share	1.32	1.00	3.98	3.04
Annualized return on average shareholders’ equity(1)	13.4%	11.1%	13.8%	11.5%
Annualized return on average tangible shareholders’ equity(2)	17.8%	15.1%	18.3%	15.6%

(1)	Annualized return on average shareholders’ equity is computed by dividing annualized net earnings by average monthly shareholders’ equity.

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. We believe that annualized return on average tangible shareholders’ equity is a meaningful measure of our financial performance because it reflects the return on equity deployed in our businesses. Annualized return on average tangible shareholders’ equity is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity. The following table sets forth the reconciliation of average shareholders’ equity to average tangible shareholders’ equity:

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

	(in millions)
Average shareholders’ equity	$20,193	$18,736	$19,711	$18,589
Deduct: Average goodwill and identifiable intangible assets	(4,980)	(4,866)	(4,878)	(4,833)

Average tangible shareholders’ equity	$15,213	$13,870	$14,833	$13,756

      The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Operating Results by Segment

(in millions)

		Three Months		Nine Months
		Ended August		Ended August

		2003	2002	2003	2002

Investment	Net revenues	$687	$652	$2,064	$2,307
Banking	Operating expenses	604	593	1,770	2,002

	Pre-tax earnings	$83	$59	$294	$305

Trading and	Net revenues	$1,615	$1,493	$5,774	$4,259
Principal	Operating expenses	1,116	1,193	3,836	3,415
Investments
	Pre-tax earnings	$499	$300	$1,938	$844

Asset Management	Net revenues	$1,491	$1,504	$4,127	$4,532
and Securities	Operating expenses	1,084	1,030	3,153	2,948
Services
	Pre-tax earnings	$407	$474	$974	$1,584

Total	Net revenues	$3,793	$3,649	$11,965	$11,098
	Operating expenses(1)	2,813	2,855	8,929	8,564

	Pre-tax earnings	$980	$794	$3,036	$2,534

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards of $9 million and $39 million for the three months ended August 2003 and August 2002, respectively, and $70 million and $199 million for the nine months ended August 2003 and August 2002, respectively, and (ii) a provision for a number of litigation and regulatory proceedings of $100 million for the nine months ended August 2003.

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

Investment Banking

      Goldman Sachs provides a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals. The activities of our Investment Banking segment are divided into two categories:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs; and

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt securities.

      The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

Financial Advisory	$304	$315	$899	$1,200
Equity Underwriting	196	210	489	626
Debt Underwriting	187	127	676	481

Total Underwriting	383	337	1,165	1,107

Total net revenues	687	652	2,064	2,307
Operating expenses	604	593	1,770	2,002

Pre-tax earnings	$83	$59	$294	$305

Three Months Ended August 2003 versus August 2002

      Net revenues in Investment Banking increased 5% to $687 million. Net revenues in Financial Advisory were $304 million compared to $315 million for the third quarter of 2002, reflecting continued weakness in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business were $383 million compared to $337 million for the same 2002 period, primarily reflecting higher net revenues from debt new issuance activity. Our investment banking backlog declined during the quarter.(1)

      Operating expenses increased 2%, primarily due to increased compensation and benefits expenses, with higher discretionary compensation more than offsetting the impact of reduced employment levels. This increase was partially offset by lower occupancy expenses, reflecting the impact in the same prior year period of one-time costs related to the postponement of construction plans for a smaller facility adjacent to our office building currently under construction in Jersey City, New Jersey, and lower market development expenses. Pre-tax earnings were $83 million compared to $59 million in 2002.

Nine Months Ended August 2003 versus August 2002

      Net revenues in Investment Banking decreased 11% to $2.06 billion. Net revenues in Financial Advisory decreased 25% to $899 million, reflecting continued weakness in industry-wide

(1)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more probable than not.

completed mergers and acquisitions. Net revenues in our Underwriting business were $1.17 billion compared to $1.11 billion, reflecting higher debt new issuance activity in both credit products and mortgages, partially offset by lower net revenues from equity new issuances, reflecting a decline in industry-wide equity and equity-related offerings. The reduction in Investment Banking net revenues was due to lower levels of activity across most sectors.

      Operating expenses decreased 12%, primarily due to reduced compensation and benefits expenses, reflecting both lower discretionary compensation and lower employment levels, and lower market development and depreciation and amortization expenses. These decreases were partially offset by higher occupancy expenses, reflecting exit costs associated with reductions in our global office space. Pre-tax earnings were $294 million compared to $305 million in 2002.

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

      The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

FICC	$828	$1,312	$4,297	$3,677
Equities	441	281	1,236	804
Principal Investments	346	(100)	241	(222)

Total net revenues	1,615	1,493	5,774	4,259
Operating expenses	1,116	1,193	3,836	3,415

Pre-tax earnings	$499	$300	$1,938	$844

Three Months Ended August 2003 versus August 2002

      Net revenues in Trading and Principal Investments increased 8% to $1.62 billion. FICC net revenues of $828 million decreased 37% compared to the same 2002 period, primarily due to weak results in mortgages and currencies, reflecting higher interest rates, widening mortgage spreads and volatile currency markets. Net revenues in interest rate products were lower compared to a particularly strong third quarter of 2002. These decreases were partially offset by higher net revenues in credit products, which benefited from continued narrowing of credit spreads. Net revenues in Equities were $441 million compared to $281 million for the third quarter of 2002, primarily due to higher net revenues in equity arbitrage, as well as in our global shares businesses, partially offset by lower net revenues in equity derivatives, reflecting reduced market volatility. Principal Investments recorded net revenues of $346 million, primarily due to an unrealized gain related to our convertible preferred stock investment in SMFG of $277 million, as well as increases in the fair value of other corporate principal investments.

      Operating expenses decreased 6%, primarily due to reduced compensation and benefits expenses, reflecting both lower discretionary compensation and lower employment levels, as well as reduced brokerage, clearing and exchange fees, lower occupancy expenses, reflecting the impact in the same prior year period of one-time costs related to the postponement of construction plans for a smaller facility adjacent to our office building currently under construction in Jersey City, New Jersey, and lower communication and technology expenses. Pre-tax earnings were $499 million compared to $300 million in 2002.

Nine Months Ended August 2003 versus August 2002

      Net revenues in Trading and Principal Investments increased 36% to $5.77 billion. FICC net revenues increased to $4.30 billion from $3.68 billion for the same 2002 period, primarily reflecting higher net revenues in credit products and interest rate products, partially offset by lower net revenues in currencies. During the first nine months of 2003, FICC operated in a generally favorable environment characterized by narrowing credit spreads, low interest rates, a steep yield curve, strong customer demand and volatile currency markets. Net revenues in Equities increased 54% to $1.24 billion, primarily due to higher net revenues in equity arbitrage, the negative effect of a single block trade in the first quarter of 2002 and higher net revenues in equity derivatives, reflecting improved customer activity. Principal Investments net revenues were $241 million, due to an unrealized gain of $120 million related to our investment in SMFG, as well as gains from our real estate and other corporate principal investments.

      Operating expenses increased 12%, primarily due to increased compensation and benefits expenses, with higher discretionary compensation more than offsetting the impact of reduced employment levels, as well as higher occupancy expenses, reflecting exit costs associated with reductions in our global office space. These increases were partially offset by reduced communications and technology expenses, lower brokerage, clearing and exchange fees, as well as the effect of the transfer of our Nasdaq fee-based business to Commissions(1), and lower market development expenses. Pre-tax earnings were $1.94 billion compared to $844 million in 2002.

Asset Management and Securities Services

      The components of our Asset Management and Securities Services segment are set forth below:

•	Asset Management. Asset Management generates management fees by providing investment advisory services to a diverse client base of institutions and individuals;

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, and our matched book businesses, all of which generate revenues primarily in the form of interest rate spreads or fees; and

•	Commissions. Commissions includes fees from executing and clearing client transactions on major stock, options and futures markets worldwide. Commissions also includes revenues from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns.

      The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results

(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

Asset Management	$481	$400	$1,340	$1,266
Securities Services	326	266	856	735
Commissions	684	838	1,931	2,531

Total net revenues	1,491	1,504	4,127	4,532
Operating expenses	1,084	1,030	3,153	2,948

Pre-tax earnings	$407	$474	$974	$1,584

      Assets under management typically generate fees based on a percentage of their value and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. Substantially all assets under management are valued as of calendar month end.

(1)	In January 2002, we began to implement a new fee-based pricing structure in our Nasdaq trading business. A substantial portion of our Nasdaq business is now reported in Commissions within our Asset Management and Securities Services segment.

     The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class

(in billions)

	As of		As of
	August 31,		November 30,

	2003	2002	2002	2001

Money markets	$93	$100	$108	$122
Fixed income and currency	111	94	96	71
Equity	96	81	86	96
Alternative investments(1)	65	61	58	62

Total	$365	$336	$348	$351

(1)	Includes merchant banking, quantitative asset allocation and other similar funds that we manage, as well as funds where we recommend one or more subadvisors for our clients.

     The following table sets forth a summary of the changes in our assets under management:

Assets Under Management

(in billions)

	Three Months		Nine Months
	Ended		Ended
	August 31,		August 31,

	2003	2002	2003	2002

Balance, beginning of period	$346	$350	$348	$351
Net asset inflows/(outflows)(1)	14	(2)	—	(2)
Net market appreciation/(depreciation)	5	(12)	17	(13)

Balance, end of period	$365	$336	$365	$336

(1)	On July 1, 2003, The Goldman Sachs Group, Inc. acquired The Ayco Company, L.P. (Ayco), a leading provider of sophisticated, fee-based financial counseling in the United States. For the three and nine months ended August 31, 2003, net asset inflows/(outflows) includes $4 billion from the acquisition of Ayco.

     The following table sets forth our net asset inflows/(outflows) by asset class:

Net Asset Inflows/(Outflows)

(in billions)

	Three Months		Nine Months
	Ended		Ended
	August 31,		August 31,

	2003	2002	2003	2002

Money markets	$2	$(6)	$(16)	$(22)
Fixed income and currency	5	5	9	17
Equity	5	—	4	1
Alternative investments	2	(1)	3	2

Net asset inflows/(outflows)	$14	$(2)	$—	$(2)

Three Months Ended August 2003 versus August 2002

      Net revenues in Asset Management and Securities Services were essentially unchanged at $1.49 billion. Asset Management net revenues of $481 million increased 20% compared to last year’s third quarter, primarily reflecting higher assets under management, the contribution from Ayco, which was acquired on July 1, 2003, and increased incentive income. During the quarter, assets under management increased 5%, reflecting net asset inflows of $14 billion, which included $4 billion from the acquisition of Ayco (primarily in fixed income and equity assets), and market appreciation of $5 billion, primarily in equity assets. Securities Services net revenues were $326 million compared to $266 million for the same 2002 period, primarily reflecting higher customer balances in our securities lending and margin lending businesses. Commissions were $684 million compared to $838 million for the same period last year, primarily reflecting lower equity commissions in our U.S. shares businesses, reduced clearing fees and lower merchant banking overrides.

      Operating expenses increased 5%, primarily due to higher compensation and benefits expenses resulting from higher discretionary compensation and the acquisition of Ayco. This increase was partially offset by lower depreciation and amortization expenses. Pre-tax earnings were $407 million compared to $474 million in 2002.

Nine Months Ended August 2003 versus August 2002

      Net revenues in Asset Management and Securities Services decreased 9% to $4.13 billion. Asset Management net revenues were $1.34 billion compared to $1.27 billion for the same 2002 period, primarily reflecting increased incentive income and higher management fees. During the first nine months of 2003, assets under management increased $17 billion, reflecting market appreciation in fixed income, equity and alternative investments assets. Securities Services net revenues were $856 million compared to $735 million, primarily reflecting increased customer balances in our securities lending and margin lending businesses and higher net revenues in our matched book business. Commissions were $1.93 billion compared to $2.53 billion for the same 2002 period, primarily reflecting decreased volumes in our global shares businesses, reduced clearing and execution fees, as well as lower merchant banking overrides.

      Operating expenses increased 7%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and the acquisition of Ayco, increased professional services and other expenses, the effect of the transfer of our Nasdaq fee-based business to Commissions, and higher occupancy expenses, reflecting exit costs associated with reductions in our global office space. Pre-tax earnings were $974 million compared to $1.58 billion in 2002.

Operating Expenses

      The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2003	2002	2003	2002

Compensation and benefits	$1,896	$1,824	$5,982	$5,549
Amortization of employee initial public offering and acquisition awards	19	57	102	265
Non-compensation expenses	898	974	2,845	2,750

Total operating expenses	$2,813	$2,855	$8,929	$8,564

Employees at period end(1)	19,476	20,647

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management services. Total employees also excludes employees of certain consolidated entities that are held for investment purposes only.

Three Months Ended August 2003 versus August 2002

      Operating expenses were $2.81 billion, essentially unchanged from last year’s third quarter. Compensation and benefits of $1.90 billion increased 4% compared to the same period last year, commensurate with higher net revenues. The ratio of compensation and benefits to net revenues was 50% for the quarter, consistent with the same prior year period. Employment levels increased 6% during the quarter to 19,476, due primarily to the inclusion of 1,028 employees from the acquisition of Ayco. Excluding Ayco, employment levels were essentially unchanged during the quarter.

      Non-compensation-related expenses of $898 million decreased 8% compared to the same period last year, primarily reflecting lower depreciation and amortization expenses, reduced occupancy expenses, reflecting the impact in the same prior year period of one-time costs related to the postponement of construction plans for a smaller facility adjacent to our office building currently under construction in Jersey City, New Jersey, as well as lower brokerage, clearing and exchange fees, and market development expenses.

Nine Months Ended August 2003 versus August 2002

      Operating expenses were $8.93 billion for the nine months ended August 2003, a 4% increase from the same prior year period. Compensation and benefits expenses increased 8% to $5.98 billion, commensurate with higher net revenue levels. The ratio of compensation and benefits to net revenues was 50% for the nine months ended August 2003, consistent with the same prior year period.

      Non-compensation related expenses were $2.85 billion, 3% above the same prior year period. These increases were primarily due to higher professional services and other expenses, which included a provision of $100 million for a number of litigation and regulatory proceedings, as well as higher occupancy expenses, reflecting exit costs associated with reductions in our global office space. These increases were partially offset by lower market development costs, communications and technology expenses, and brokerage, clearing and exchange fees, reflecting the impact of reduced employment levels and lower levels of activity, and lower depreciation and amortization expenses.

Provision for Taxes

      The provision for taxes for the quarter and nine months ended August 2003 was $303 million and $1.00 billion, respectively. The effective income tax rate was 33% for the first nine months of 2003, down from 34% for the first half of 2003 and 35% for fiscal year 2002. The lower effective income tax rate reflects an increase in tax credits and a change in the firm’s geographic earnings mix.

Cash Flows

      Our cash flows are primarily related to operating and financing activities undertaken in connection with our trading and market-making businesses.

      Nine Months Ended August 2003. Cash and cash equivalents increased by $1.82 billion to $6.64 billion as of August 2003. Cash of $16.87 billion was used for operating activities, primarily reflecting an increase in financial instruments owned and cash and securities segregated in compliance with U.S. federal and other regulations, partially offset by an increase in financial instruments sold, but not yet purchased. Cash of $2.35 billion was used for investing activities, primarily reflecting our investment in the convertible preferred stock of SMFG. Financing activities provided cash of $21.04 billion, reflecting proceeds from the issuances of long-term and net short-term borrowings, partially offset by repayments of long-term borrowings (including the current portion of long-term borrowings) and common stock repurchases.

      Nine Months Ended August 2002. Cash and cash equivalents decreased by $3.22 billion to $3.69 billion as of August 2002. Cash of $10.29 billion was used for operating activities, primarily reflecting an increase in financial instruments owned, partially offset by an increase in financial instruments sold, but not yet purchased. Cash of $944 million was used for investing activities, primarily for construction costs and other leasehold improvements. Financing activities provided cash of $8.02 billion, primarily reflecting proceeds from the issuances of long-term and net short-term borrowings, partially offset by repayments of long-term borrowings (including the current portion of long-term borrowings) and common stock repurchases.

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

      Our primary liquidity cushion consists of cash and unencumbered U.S. government and agency securities and highly liquid mortgage securities that may be sold or pledged to provide same-day liquidity. This pool of highly liquid assets averaged $31.02 billion during the third quarter of 2003 and $30.06 billion during 2002. We also maintain smaller pools of unencumbered French, German, United Kingdom and Japanese government bonds that can be used in a similar fashion to address local market crises.

      Other Unencumbered Assets. In addition to the liquidity cushion described above, we maintain a significant amount of other unencumbered securities in the United States, Europe and Asia, including other government bonds, high-grade money market securities, corporate bonds and marginable equities.

      Maintenance of Liquidity Ratio. Our policy is to maintain total unencumbered assets, including our liquidity cushion and other unencumbered assets described above, in an amount that, if pledged or sold, is intended to provide the funds necessary to replace at least 100% of unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the coming year. This “liquidity ratio” of unencumbered assets at loan value divided by short-term unsecured liabilities is intended to ensure that we could fund our positions on a secured basis in the event we were unable to replace our unsecured debt maturing within one year. In calculating this ratio, we assume conservative loan values (the estimated amount of cash that would be advanced by counterparties against securities we own) that are based on stress-scenario borrowing capacity. The estimated loan value of the aggregate of our liquidity cushion and the other unencumbered assets averaged $75.44 billion during the third quarter of 2003 and $68.55 billion during 2002.

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

      We seek to maintain total capital (long-term borrowings plus shareholders’ equity) substantially in excess of our less liquid assets. Our total capital of $72.89 billion and $57.71 billion as of August 2003 and November 2002, respectively, exceeded the assets that we believe may be more difficult to fund or sell, particularly during times of market stress. Such assets include, but are not limited to, bank loans, high-yield debt securities, emerging market debt securities and principal investments.

      As of August 2003 and November 2002, we held $5.34 billion and $2.97 billion, respectively, in bank loans, $4.05 billion and $1.94 billion, respectively, in high-yield debt securities and $0.67 billion and $0.76 billion, respectively, in emerging market debt securities. As of August 2003 and November 2002, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was $3.44 billion and $1.78 billion, respectively. These carrying values were comprised of corporate principal investments with an aggregate carrying value of $1.20 billion and $1.04 billion, respectively, real estate investments with an aggregate carrying value of $0.83 billion and $0.74 billion, respectively, and our investment in SMFG convertible preferred stock with a carrying value as of August 2003 of $1.41 billion. In addition, we held other financial assets such as certain mortgage whole loans, certain mortgage-backed securities and other distressed assets that could be less liquid, particularly during times of market stress.

      In addition, we had illiquid non-financial assets of $13.93 billion and $12.30 billion as of August 2003 and November 2002, respectively. These assets, which are reported as “Other assets” in the condensed consolidated statements of financial condition, include goodwill and identifiable intangible assets, property, plant and equipment, deferred tax assets, prepaid assets and our equity method investments.

Capital and Funding

     Capital

      Our capital requirements are determined by factors such as subsidiary regulatory requirements, rating agency guidelines, our capital policies regarding asset composition, leverage and risk of loss, business opportunities, and capital availability and cost. Goldman Sachs’ total capital increased 26% to $72.89 billion as of August 2003 compared to $57.71 billion as of November 2002.

      The increase in total capital resulted primarily from an increase in long-term borrowings to $52.45 billion as of August 2003 from $38.71 billion as of November 2002. The weighted average maturity of our long-term borrowings as of August 2003 was approximately 6 years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

      Shareholders’ equity increased by 8% to $20.44 billion as of August 2003 from $19.00 billion as of November 2002. During the three months and the nine months ended August 2003, we repurchased 3.2 million shares and 10.9 million shares of our common stock, respectively. The average price paid per share for repurchased shares was $85.32 and $75.52 for the third quarter of 2003 and for the first nine months of 2003, respectively. As of August 2003, we were authorized to repurchase up to 9.9 million additional shares of common stock pursuant to our common stock repurchase program. The principal purpose of our stock repurchase program is to substantially offset the dilutive effect of employee equity-based compensation. The repurchase program has been effected through regular open-market purchases, the sizes of which have been and will be influenced by, among other factors, prevailing prices and market conditions.

      The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per share:

	As of

	August		November
	2003		2002

	($ in millions, except
	per share amounts)
Total assets	$394,142		$355,574
Adjusted assets(1)	273,745		215,547
Shareholders’ equity	20,438		19,003
Tangible shareholders’ equity(2)	15,247		14,164
Leverage ratio(3)	19.3	x	18.7	x
Adjusted leverage ratio(4)	18.0	x	15.2	x
Book value per share(5)	$41.72		$38.69
Tangible book value per share(6)	31.12		28.84

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate in compliance with regulations and (iii) goodwill and identifiable intangible assets. The following table sets forth a reconciliation of total assets to adjusted assets:

	As of

	August	November
	2003	2002

	(in millions)
Total assets	$394,142	$355,574
Deduct: Securities purchased under agreements to resell	(25,208)	(45,772)
Securities borrowed	(120,830)	(113,579)
Add: Financial instruments sold, but not yet purchased, at fair value	102,015	83,473
Less derivatives	(41,801)	(38,921)

Subtotal	60,214	44,552
Deduct: Cash and securities segregated in compliance with U.S. federal and other regulations	(29,382)	(20,389)
Goodwill and identifiable intangible assets	(5,191)	(4,839)

Adjusted assets	$273,745	$215,547

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity:

	As of

	August	November
	2003	2002

	(in millions)
Shareholders’ equity	$20,438	$19,003
Deduct: Goodwill and identifiable intangible assets	(5,191)	(4,839)

Tangible shareholders’ equity	$15,247	$14,164

(3)	Leverage ratio equals total assets divided by shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible shareholders’ equity. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity deployed in our businesses.

(5)	Book value per share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 489.9 million as of August 2003 and 491.2 million as of November 2002.

(6)	Tangible book value per share is computed by dividing tangible shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Short-Term Borrowings

      Goldman Sachs generally obtains unsecured short-term borrowings through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year.

      The following table sets forth our short-term borrowings:

Short-Term Borrowings

(in millions)

	As of

	August	November
	2003	2002

Promissory notes	$27,607	$20,433
Commercial paper	9,405	9,463
Bank loans and other	4,511	4,948
Current portion of long-term borrowings	7,217	5,794

Total	$48,740	$40,638

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

      As of August 2003, additional collateral that would have been callable in the event of a one level reduction in our long-term credit ratings, pursuant to bilateral agreements with certain counterparties, was not material.

      The following table sets forth our credit ratings as of August 2003:

	Short-Term Debt	Long-Term Debt

Dominion Bond Rating Service Limited	R-1(Middle)	A(High)
Fitch(1)	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Standard & Poor’s	A-1	A+

(1)	On July 25, 2003, Fitch revised its outlook for the long-term debt rating from “negative” to “stable.”

Contractual Obligations and Contingent Commitments

      Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

      The following table sets forth our contractual obligations as of August 2003:

Contractual Obligations

(in millions)

	Remainder	2004-	2006-	2008-
	of 2003	2005	2007	Thereafter	Total

Long-term borrowings by contract maturity(1)	$—	$12,655	$8,844	$30,949	$52,448
Minimum rental payments	97	745	620	2,457	3,919

(1)	Long-term borrowings include $3.0 billion issued by William Street Funding Corporation (a wholly-owned subsidiary of The Goldman Sachs Group, Inc. formed to raise funding to support loan commitments made by another William Street entity to investment-grade clients) and $1.2 billion issued by consolidated variable interest entities, in each case, where the holders of the debt have no recourse to the general credit of Goldman Sachs.

     As of August 2003, our long-term borrowings were $52.45 billion. Substantially all of our long-term borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2033.

      As of August 2003, our minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.92 billion. These lease payments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other items.

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

      The following table sets forth our contingent commitments as of August 2003:

Contingent Commitments

(in millions)

	Commitment Amount by Period of Expiration

	Remainder	2004-	2006-	2008-
	of 2003	2005	2007	Thereafter	Total

Commitments to extend credit	$2,105	$8,086	$1,492	$841	$12,524
Commitments under letters of credit issued by banks to counterparties	8,238	4,724	132	3	13,097
Other commercial commitments(1)	123	777	447	581	1,928

Total	$10,466	$13,587	$2,071	$1,425	$27,549

(1)	Includes our merchant banking commitments, construction-related obligations and other purchase commitments.

     As of August 2003, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $33.65 billion.

      In connection with our lending activities, we had outstanding commitments to extend credit of $12.52 billion as of August 2003. These commitments are agreements to lend to counterparties, have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of August 2003, $2.96 billion of our outstanding commitments have been issued through the William Street credit extension program. Substantially all of the credit risk associated with these commitments have been hedged through the credit loss protection provided by SMFG. We have also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

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

      In determining fair value, we separate our financial instruments into three categories — cash trading instruments (i.e., nonderivative trading instruments), derivative contracts and principal investments, as set forth in the following table as of August 2003:

Financial Instruments by Category

(in millions)

	Financial	Financial Instruments
	Instruments Owned,	Sold, But Not Yet
	At Fair Value	Purchased, At Fair Value

Cash trading instruments	$108,575	$60,214
Derivative contracts	45,720	41,801
Principal investments	3,440	—

Total	$157,735	$102,015

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

      The following table sets forth the valuation of our cash trading instruments by level of price transparency as of August 2003:

Cash Trading Instruments by Price Transparency

(in millions)

	Financial	Financial Instruments
	Instruments Owned,	Sold, But Not Yet
	At Fair Value	Purchased, At Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$101,426	$60,093
Little or no price transparency	7,149	121

Total	$108,575	$60,214

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

      The following table sets forth our exchange-traded and OTC derivative assets and liabilities as of August 2003:

Derivative Assets and Liabilities

(in millions)

	Assets	Liabilities

Exchange-traded derivatives	$5,918	$6,724
OTC derivatives	39,802	35,077

Total	$45,720	$41,801

      The fair values of our derivative assets and liabilities include cash we have paid and received (for example, option premiums) and will change significantly from period to period based on, among other factors, changes in our trading positions and market movements.

      The following tables set forth the fair values of our OTC derivative assets and liabilities as of August 2003 by product and by remaining contractual maturity:

OTC Derivatives

(in millions)

Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Product	Months	Months	Years	Years	or Greater	Total

Interest rate contracts	$1,644	$323	$5,289	$4,818	$10,749	$22,823
Currency contracts	4,531	656	1,558	820	294	7,859
Commodity contracts	3,225	620	1,064	325	34	5,268
Equity contracts	1,847	951	829	206	19	3,852

Total	$11,247	$2,550	$8,740	$6,169	$11,096	$39,802

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Product	Months	Months	Years	Years	or Greater	Total

Interest rate contracts	$2,537	$505	$5,136	$4,665	$2,728	$15,571
Currency contracts	5,070	649	2,067	523	546	8,855
Commodity contracts	3,181	767	1,017	177	12	5,154
Equity contracts	3,202	719	981	595	—	5,497

Total	$13,990	$2,640	$9,201	$5,960	$3,286	$35,077

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

Principal Investments

      In valuing our corporate and real estate principal investments, we separate our portfolio into three categories — public securities, private securities and our investment in the convertible preferred stock of SMFG. The following table sets forth the carrying value of our principal investments portfolio as of August 2003:

Principal Investments

(in millions)

	Corporate	Real Estate	Total

Private	$974	$767	$1,741
Public	229	60	289
SMFG convertible preferred stock(1)	1,410	—	1,410

Total	$2,613	$827	$3,440

(1)	The fair value of our Japanese yen denominated investment in SMFG convertible preferred stock includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar value of the related borrowing will also increase by an equal and offsetting amount.

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

      Our investment in SMFG convertible preferred stock is carried at fair value, which is derived from market data, such as SMFG’s common stock price and credit spreads, and which incorporates the impact of transfer restrictions on our investment as well as downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. During the third quarter, the fair value of our investment increased 27%, primarily due to a 106% increase in the SMFG common stock price. The effect of changes in the SMFG common stock price on the fair value of our investment is non-linear due to, among other factors, our downside protection on the conversion strike price.

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

Recent Accounting Developments

      In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In addition, the statement clarifies when a contract is a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. As required, we adopted SFAS No. 149 prospectively for contracts entered into or modified, and hedging relationships designated, after June 30, 2003. Adoption did not have a material effect on our financial condition, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003. We must apply the provisions of SFAS No. 150 to all financial instruments at the beginning of our fourth quarter of fiscal 2003. Adoption will not have a material effect on our financial condition, results of operations or cash flows.

      In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as special-purpose entities (SPEs). As required, we adopted FIN No. 46 for VIEs created after January 31, 2003. We must apply FIN No. 46 to VIEs created before February 1, 2003 as of the beginning of the fourth quarter of fiscal 2003. Adoption will not have a material effect on our financial condition, results of operations or cash flows.

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

      The following table sets forth the daily VaR for substantially all of our trading positions:

Daily VaR

(in millions)

	Average for the

	Three Months		Nine Months				Three Months
	Ended		Ended		As of		Ended
							August 2003
	August	August	August	August	August	May
Risk Categories	2003	2002	2003	2002	2003	2003	High	Low

Interest rates	$47	$35	$39	$33	$37	$47	$64	$35
Equity prices	24	21	26	21	24	24	29	21
Currency rates	14	19	18	17	7	26	30	6
Commodity prices	19	11	17	11	20	19	23	16
Diversification effect(1)	(40)	(39)	(41)	(36)	(39)	(44)

Firmwide	$64	$47	$59	$46	$49	$72	79	49

(1)	Equals the difference between firmwide VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

     The following chart presents the daily VaR for substantially all of our trading positions during the last four quarters:

Daily VaR

($ in millions)

Trading Net Revenues Distribution

      Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of our daily trading net revenues for the quarter ended August 2003.

Daily Trading Net Revenues

($ in millions)

      As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended August 2003.

Nontrading Risk

      The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of August 2003, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $93 million compared to $90 million as of May 2003.

      The market risk for our investment in the convertible preferred stock of SMFG is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of August 2003, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $29 million compared to $53 million as of May 2003. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is non-linear.

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

      The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of August 2003, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure

($ in millions)

				Percentage
			Exposure	of Exposure
		Collateral	Net of	Net of
Credit Rating Equivalent	Exposure	Held (2)	Collateral	Collateral

AAA/Aaa	$2,443	$124	$2,319	7%
AA/Aa2	8,396	671	7,725	23
A/A2	17,137	2,731	14,406	42
BBB/Baa2	7,062	1,195	5,867	17
BB/Ba2 or lower	4,104	767	3,337	10
Unrated (1)	660	369	291	1

Total	$39,802	$5,857	$33,945	100%

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a significant portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

     The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral

(in millions)

					10 Years
	0 - 6	6 - 12	1 - 5	5 - 10	or
Credit Rating Equivalent	Months	Months	Years	Years	Greater	Total(2)

AAA/Aaa	$191	$68	$880	$918	$262	$2,319
AA/Aa2	2,402	510	2,025	1,433	1,355	7,725
A/A2	3,196	1,127	2,340	1,467	6,276	14,406
BBB/Baa2	2,626	367	1,456	1,071	347	5,867
BB/Ba2 or lower	1,254	205	1,045	548	285	3,337
Unrated (1)	239	8	31	6	7	291

Total	$9,908	$2,285	$7,777	$5,443	$8,532	$33,945

					10 Years
	0 - 6	6 - 12	1 - 5	5 - 10	or
Product	Months	Months	Years	Years	Greater	Total(2)

Interest rate contracts	$1,530	$282	$4,597	$4,149	$8,191	$18,749
Currency contracts	3,869	543	1,387	764	289	6,852
Commodity contracts	3,026	614	1,055	325	34	5,054
Equity contracts	1,483	846	738	205	18	3,290

Total	$9,908	$2,285	$7,777	$5,443	$8,532	$33,945

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a significant portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

Item 4: Controls and Procedures

      As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

      The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 29, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended February 28, 2003 and May 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

     IPO Process Matters

      In the lawsuit alleging a conspiracy to discourage or restrict the resale of securities, on October 6, 2003, the U.S. Supreme Court entered an order declining to hear plaintiffs’ appeal from the ruling by the U.S. Court of Appeals for the Second Circuit affirming dismissal of the complaint.

      In the lawsuit alleging a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings, on June 24, 2003, defendants filed a motion to dismiss the claims asserted by the purchasers of securities on standing grounds.

     Rockefeller Center Properties, Inc. Litigation

      In the state proceeding, the Court of Chancery entered an order on October 2, 2003 dismissing the claims of the remaining plaintiff with prejudice.

     Research Independence Matters

      In connection with the global settlement involving the leading securities firms operating in the United States, although a final judgment in an action filed in the U.S. District Court for the Southern District of New York by the SEC has yet to be entered, Goldman, Sachs & Co. has entered into 36 separate settlement stipulations with states and certain U.S. territories.

      In the action brought by the West Virginia Attorney General, on August 25, 2003, defendants moved to dismiss the complaint and to disqualify the private law firms retained by the Attorney General in connection with the action.

      On June 30, 2003, the district court granted defendants’ motion to dismiss the amended complaint in the lawsuit relating to research coverage of Covad Communications; plaintiffs have appealed.

      In the action relating to research coverage of Allied Riser Communications Corp., on August 8, 2003, Goldman, Sachs & Co. moved to dismiss the amended complaint.

      On August 5, 2003, plaintiffs voluntarily dismissed the purported class action filed in the U.S. District Court for the District of Colorado alleging violations of the federal securities laws in connection with defendants’ research coverage of unidentified stocks.

      The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Henry M. Paulson, Jr. have been named as defendants in a purported class action filed on July 18, 2003 in the U.S. District Court for the District of Nevada on behalf of purchasers of The Goldman Sachs Group, Inc. stock from July 1, 1999 through May 7, 2002. The complaint alleges that defendants breached their fiduciary duty and violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder in connection with the firm’s research activities. The complaint seeks, among other things, unspecified compensatory damages and/or rescission.

     Exodus Securities Litigation

      On July 28, 2003, the New York action alleging violation of the federal securities laws in connection with the February 2001 public offering of Exodus Communications, Inc. common shares was voluntarily discontinued. By a decision dated August 19, 2003, the California district court granted defendants’ motion to dismiss with leave to replead.

     Montana Power Shareholders Litigation

      On July 18, 2003, following the bankruptcies of certain defendants in the action, defendants removed the action to federal court. On August 7, 2003, plaintiffs moved to remand the action to the state court. On October 3, 2003, plaintiffs entered into a stipulation pursuant to which plaintiffs withdrew their motion to remand with prejudice and agreed not to contest the jurisdiction of the federal court.

     Global Crossing and Asia Global Crossing Securities Litigation

      On August 11, 2003, plaintiffs filed an amended complaint in the Global Crossing action, consolidating their claims relating to the Asia Global Crossing offering.

     Portland General Shareholders Litigation

      On July 2, 2003, defendants removed the actions to the U.S. District Court for the District of Oregon, and the actions have been conditionally transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Southern District of Texas to be consolidated with other actions relating to Enron Corporation. On July 17, 2003, plaintiffs moved to remand the action to the state court. On September 17, 2003, plaintiffs filed an objection to the conditional transfer.

     Treasury Proceeding

      On September 4, 2003, the U.S. Securities and Exchange Commission announced that Goldman, Sachs & Co. had settled an administrative proceeding arising from certain trading in U.S. Treasury bonds over an approximately eight-minute period after Goldman Sachs received an October 31, 2001 telephone call from a Washington, D.C.-based political consultant concerning a forthcoming Treasury refunding announcement. The administrative complaint alleged that Goldman Sachs (i) violated Section 15(c)(1) and Rule 15c1-2 of the Securities Exchange Act of 1934 as a result of the trading; and (ii) violated Section 15(f) of the Securities Exchange Act of 1934 by failing to maintain policies and procedures specifically addressed to the possible misuse of information obtained by consultants from confidential government sources. Without admitting or denying the allegations, Goldman Sachs consented to the entry of an order that, among other things, (i) censured Goldman Sachs; (ii) directed Goldman Sachs to cease and desist from committing or causing any violations of Section 15(c)(1)(A) & (C) and 15(f) of, and Rule 15c1-2 under, the Securities Exchange Act of 1934; (iii) ordered Goldman Sachs to pay disgorgement and prejudgment interest in the amount of $1,742,642, and a civil monetary penalty of $5 million; and (iv) directed Goldman Sachs to conduct a review of its policies and procedures and adopt, implement and maintain policies and procedures consistent with the order and that review. Goldman Sachs also undertook to pay $2,562,740 in disgorgement and interest relating to certain trading in U.S. Treasury bond futures during the same eight-minute period.

     Enron Derivatives Adversary Proceeding

      On September 26, 2003, Enron North America Corp. commenced an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of New York against Goldman Sachs Capital Markets, L.P., The Goldman Sachs Group, Inc. and The Goldman Sachs Group, L.P. seeking to recover approximately $45 million and other unspecified damages in connection with the early termination in late 2001 of an agreement for the trading of over-the-counter derivatives between Enron North America Corp. and Goldman Sachs Capital Markets, L.P., whose obligations under the agreement were allegedly guaranteed by The Goldman Sachs Group, Inc. and its predecessor, The Goldman Sachs Group, L.P.

Item 2: Changes in Securities and Use of Proceeds

      On June 30, 2003, we issued 53,339 shares of common stock to the former limited partners of Archon Group, L.P. (“Archon”) pursuant to the terms of the purchase agreement for our acquisition of Archon, which occurred on December 14, 2000.

      On July 1, 2003, we agreed to issue up to 2,029,132 shares of common stock in connection with our acquisition of The Ayco Company, L.P. Of these shares, 1,801,050 shares were delivered on July 1, 2003 and up to 228,082 shares will be delivered on January 2, 2007.

      On September 12, 2003, we issued 296,803 shares of common stock in connection with the merger of our Australian operations with JBWere to form Goldman Sachs JBWere.

      All of these shares were sold in exchange for interests in the relevant entity in transactions either not involving a public offering in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering (with the recipients representing their intentions to acquire the shares for their own accounts and not with a view to the distribution thereof and acknowledging that the shares were issued in a transaction not registered under the Securities Act of 1933) or outside the United States in reliance on Regulation S under the Securities Act of 1933 (with the recipients representing their status as non-U.S. persons and agreeing not to transfer or hedge the shares for a one-year period).

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

Item 6: Exhibits and Reports on Form 8-K

      (a) Exhibits:

3.1	Amended and Restated By-Laws.
12.1	Statement re: computation of ratios of earnings to fixed charges.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.

      (b) Reports on Form 8-K:

      On June 25, 2003, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal second quarter ended May 30, 2003.

      On September 23, 2003, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal third quarter ended August 29, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH E. SMITH

Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: October 10, 2003