Form 10-K
period 2003-11-28
GOLDMAN SACHS GROUP INC/
filed 2004-02-24
CIK 886982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2003	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4019460 (I.R.S. employer identification no.)

85 Broad Street New York, N.Y. (Address of principal executive offices)	10004 (Zip Code)

(212) 902-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share, and attached Shareholder Protection Rights	New York Stock Exchange
Medium-Term Notes, Series B, 0.25% Exchangeable Notes due 2007; Index-Linked Notes due 2004; 1% Exchangeable Notes due 2007; 0.75% Exchangeable Notes due 2005; 0.50% Exchangeable Equity-Linked Notes due 2007; Index-Linked Notes due 2013; Index-Linked Notes due April 2013; Index-Linked Notes due May 2013; Index-Linked Notes due July 2010; Basket-Linked Notes due 2004; and Index-Linked Notes due 2011
American Stock Exchange
Medium-Term Notes, Series B, 7.35% Notes due 2009; 7.50% Notes due 2005; 7.80% Notes due 2010; Floating Rate Notes due 2005	New York Stock Exchange

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

       As of May 30, 2003, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $35 billion.

       As of February 2, 2004, there were 483,311,736 shares of the registrant’s common stock outstanding.

       Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s 2003 Annual Report to Shareholders are incorporated by reference in this Form 10-K in response to Part II, Items 5, 6, 7, 7A and 8, and Part IV, Item 15. Portions of The Goldman Sachs Group, Inc.’s Proxy Statement dated February 24, 2004, for its 2004 Annual Meeting of Shareholders to be held on March 31, 2004, are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 28, 2003

PART I

Item 1.     Business

Overview

       Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base. As of November 28, 2003, we operated offices in over 20 countries and approximately 34% of our 19,476 employees were based outside the United States.

       Goldman Sachs is the successor to a commercial paper business founded in 1869 by Marcus Goldman. On May 7, 1999, we converted from a partnership to a corporation and completed an initial public offering of our common stock.

       All references to 2003, 2002 and 2001 refer to our fiscal year ended, or the date, as the context requires, November 28, 2003, November 29, 2002 and November 30, 2001, respectively.

       When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries.

       Financial information concerning our business segments and geographic regions for each of 2003, 2002 and 2001 is set forth in “Management’s Discussion and Analysis,” and the consolidated financial statements and the notes thereto, in our 2003 Annual Report to Shareholders, which are incorporated by reference in Part II, Items 5, 6, 7, 7A and 8 of this Annual Report on Form 10-K.

       Our Internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/investor  relations. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined in the Code, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site.

       Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 85 Broad Street, 17th Floor, New York, New York 10004, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investorrelations@gs.com.

Business Segments

       Our activities are divided into three segments:

•	Investment Banking;

•	Trading and Principal Investments; and

•	Asset Management and Securities Services.

       During 2003, we made certain changes to our segment reporting structure. These changes included:

•	reclassifying equity commissions and clearing and execution fees from the Commissions component of the Asset Management and Securities Services segment to the Equities component of the Trading and Principal Investments segment;

•	reclassifying merchant banking overrides from the Commissions component of the Asset Management and Securities Services segment to the Principal Investments component of the Trading and Principal Investments segment; and

•	reclassifying the matched book businesses from the Securities Services component of the Asset Management and Securities Services segment to the Fixed Income, Currency and Commodities (FICC) component of the Trading and Principal Investments segment.

       These reclassifications did not affect our previously reported consolidated results of operations. Prior period segment operating results have been changed to conform to the new segment reporting structure.

       The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Operating Results by Segment

(in millions)

	Year Ended November

	2003	2002	2001

Investment Banking:
Net revenues	$2,711	$2,830	$3,836
Operating expenses	2,504	2,454	3,117

Pre-tax earnings	$207	$376	$719

Trading and Principal Investments:
Net revenues	$10,443	$8,647	$9,570
Operating expenses	6,938	6,505	7,310

Pre-tax earnings	$3,505	$2,142	$2,260

Asset Management and Securities Services:
Net revenues	$2,858	$2,509	$2,405
Operating expenses	1,890	1,562	1,325

Pre-tax earnings	$968	$947	$1,080

Total
Net revenues	$16,012	$13,986	$15,811
Operating expenses(1)	11,567	10,733	12,115

Pre-tax earnings	$4,445	$3,253	$3,696

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards of $80 million, $212 million and $363 million for the years ended November 2003, November 2002 and November 2001, respectively, and (ii) provisions for a number of litigation and regulatory proceedings of $155 million for the year ended November 2003.

       These segments consist of various products and activities that are set forth in the following chart:

Business Segment/Component	Primary Products and Activities

Investment Banking:

Financial Advisory	• Mergers and acquisitions advisory services
• Financial restructuring advisory services

Underwriting	• Equity and debt underwriting

Trading and Principal Investments:

FICC	• Commodities and commodity derivatives, including our power generation business
• Credit products — including investment-grade corporate securities, high-yield securities, bank loans, municipal securities, emerging market debt and credit derivatives
• Currencies and currency derivatives
• Interest rate products — including interest rate derivatives and global government securities
• Money market instruments, including the matched book
• Mortgage-backed securities and loans

Equities	• Equity securities and derivatives
• Securities, futures and options clearing services
• Specialist and market-making services in securities and options

Principal Investments	• Principal investments in connection with merchant banking activities
• Investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc.

Asset Management and Securities Services:

Asset Management	• Institutional and high-net-worth asset management
• Merchant banking management fees
• Mutual funds

Securities Services	• Margin lending
• Prime brokerage
• Securities lending

Investment Banking

       Investment Banking represented 17% of 2003 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.

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

       Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs; and

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt instruments.

Financial Advisory

       Goldman Sachs is a leading investment bank in worldwide mergers and acquisitions. Our mergers and acquisitions capabilities are evidenced by our significant share of assignments in large, complex transactions for which we provide multiple services, including “one-stop” acquisition financing and cross-border structuring expertise, as well as services in other areas of the firm, such as currency hedging.

Underwriting

       We underwrite a wide range of securities and other financial instruments, including common and preferred stock, convertible and exchangeable securities, investment-grade debt, high-yield debt, sovereign and emerging market debt, municipal debt, bank loans, asset-backed securities and real estate-related securities, such as mortgage-backed securities and the securities of real estate investment trusts.

       Equity Underwriting. Equity underwriting has been a long-term core strength of Goldman Sachs. As with mergers and acquisitions, we have been particularly successful in winning mandates for large, complex equity underwritings. We believe our leadership in worldwide initial public offerings and worldwide public common stock offerings reflects our expertise in complex transactions, prior experience and distribution capabilities.

       Debt Underwriting. We engage in the underwriting and origination of various types of debt instruments, including investment-grade debt securities, high-yield debt securities, bank and bridge loans and emerging market debt securities, which instruments may be issued by, among others, corporate, sovereign and agency issuers. In addition, we underwrite and originate structured securities, which include asset-backed and mortgage-backed securities and collateralized debt obligations. We have employed a focused approach in debt underwriting, emphasizing high value-added areas in servicing our clients.

Trading and Principal Investments

       Trading and Principal Investments represented 65% of 2003 net revenues. Trading and Principal Investments facilitates customer transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in, and trading of, fixed income and equity products, currencies, commodities and derivatives on such products. In addition, we engage in floor-based and electronic market making as a specialist on U.S. equities and options exchanges and we clear customer transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investment activities, we make principal investments directly and through funds that we raise and manage.

       In order to meet the needs of our clients, Trading and Principal Investments is diversified across a wide range of products. We believe our willingness and ability to take risk distinguishes us from many of our competitors and substantially enhances our client relationships.

       Our Trading and Principal Investments segment is divided into three components:

•	Fixed Income, Currency and Commodities. We make markets in and trade interest rate and credit products, mortgage-backed securities and loans, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading;

•	Equities. We make markets in, act as a specialist for, and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading. We also execute and clear customer transactions on major stock, options and futures exchanges worldwide; and

•	Principal Investments. Principal Investments primarily represents net revenues from our merchant banking investments, including the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (merchant banking overrides), as well as unrealized gains or losses on our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG).

Fixed Income, Currency and Commodities and Equities

       FICC and Equities are large and diversified operations through which we engage in a variety of customer-driven and proprietary trading activities.

       In their customer-driven businesses, FICC and Equities strive to deliver high-quality service by offering broad market-making and market knowledge to our clients on a global basis. In addition, we use our expertise to take positions in markets, often by committing capital and taking risk, to facilitate customer transactions and provide liquidity. Our willingness to make markets in a broad range of fixed income, currency, commodity and equity products and their derivatives is crucial both to our client relationships and to support our underwriting business by providing secondary market liquidity.

       We generate trading net revenues from our customer-driven businesses in three ways.

•	First, in large, highly liquid markets, we undertake a high volume of transactions for modest spreads and fees.

•	Second, by capitalizing on our strong market relationships and capital position, we undertake transactions in less liquid markets where spreads and fees are generally larger.

•	Finally, we generate net revenues from structuring and executing transactions that address complex client needs.

       In our proprietary activities in both FICC and Equities, we assume a variety of risks and devote resources to identify, analyze and benefit from these exposures. We leverage our strong proprietary research capabilities and capitalize on our analytical models to analyze information and make informed trading judgments. For example, as part of our FICC credit and mortgage products businesses, we have expanded and expect to continue to expand the extent to which we make principal investments in portfolios and single issues of distressed debt as well as other special situation investments. In our proprietary activities, we seek to benefit from perceived disparities in the value of assets in the trading markets and from macroeconomic and company-specific trends.

       Although FICC and Equities involve distinct product areas, we have recently increased coordination among their businesses. Among the steps we have taken are to integrate, to an increasing extent, management of FICC and Equities and to integrate the facilities and personnel of some of our FICC and Equities businesses, especially in Europe and Asia. We have also merged substantially all of our risk management functions for FICC and Equities. We expect to continue to increase the integration and coordination of these businesses in the future, as we respond to what we believe is client demand for more centralized services and as we attempt to take advantage of perceived synergies.

       We believe that our trading and market-making capabilities are key ingredients to our success. While these businesses have generally earned attractive returns, we have in the past incurred significant trading losses in periods of market turbulence, such as in 1994 and the second half of 1998, and from time to time in connection with large block trades.

       In both our customer-driven and proprietary activities in FICC and Equities, we manage our exposure to credit and other financial risks on a global basis across all our products. Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. As part of this process, we analyze not only market risk but also credit and other financial risks. Risk management includes input from all levels of Goldman Sachs, from the trading desks to the Firmwide Risk Committee. For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis — Risk Management” in the 2003 Annual Report to Shareholders, which is incorporated by reference in Part II, Items 7 and 7A of this Annual Report on Form 10-K.

       FICC. FICC’s principal businesses are:

•	Commodities and commodity derivatives, including our power generation business;

•	Credit products, including investment-grade corporate securities, high-yield securities, bank loans, municipal securities, credit derivatives and emerging market debt;

•	Currencies and currency derivatives;

•	Interest rate products, including interest rate derivatives and global government securities;

•	Money market instruments, including the matched book; and

•	Mortgage-backed securities and loans.

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

       Our FICC research capabilities enhance our ability to provide high-quality products and service to our clients and include quantitative and qualitative analyses of global economic, currency and financial market trends, as well as credit analyses of corporate and sovereign fixed income securities.

       As part of our commodities business, we recently acquired equity interests in East Coast Power L.L.C. and Cogentrix Energy, Inc., companies engaged in the power generation business. As of February 1, 2004, we indirectly owned interests in 26 power plants located in the United States and one plant located outside of the United States.

       Equities. In 2003, we reorganized certain of our Equities businesses. Our Equities principal businesses are:

•	Equities Products Group;

•	Exchange-Based Trading; and

•	Principal Strategies.

       Equities Products Group. Our equities products group (EPG) includes primarily customer-driven activities in the shares, convertible securities and derivatives businesses of the firm. These activities also include clearing client transactions on major stock, options and futures exchanges worldwide.

       We trade equity securities and equity-related products (such as convertible securities, options, futures and over-the counter (OTC) derivative instruments) on a global basis as an agent, as a market maker or otherwise as a principal. As a principal, we facilitate customer transactions, often by committing capital and taking risk, to provide liquidity to clients with large blocks of stocks or options. For example, we are active in the execution of large block trades (trades of 50,000 or more shares).

       We are a member of most of the world’s major stock, options and futures exchanges, including those located in New York, Chicago, London, Paris, Frankfurt, Tokyo and Hong Kong. We are a designated market maker in over 3,000 stocks traded on the Nasdaq Stock Market.

       In the options and futures markets, we structure, distribute and execute derivatives on market indices, industry groups and individual company stocks to facilitate customer transactions and our proprietary activities. We develop quantitative strategies and render advice with respect to portfolio hedging and restructuring and asset allocation transactions. We also create specially tailored instruments to enable sophisticated investors to undertake hedging strategies and establish or liquidate investment positions. We are one of the leading participants in the trading and development of equity derivative instruments. We are an active participant in the trading of futures and options on most of the major exchanges in the United States, Europe and Asia.

       Exchange-Based Trading. Our exchange-based trading business includes our stock, option and exchange traded funds (ETF) specialist businesses. We engage in floor-based and electronic market making as a specialist on U.S. equities and options exchanges. In the United States, for stocks, we are one of the leading specialists on the NYSE. For options, we are a specialist on the American Stock Exchange, the Chicago Board Options Exchange, the International Securities Exchange and the Philadelphia Stock Exchange. For ETFs, we are a specialist on the American Stock Exchange and the NYSE.

       Principal Strategies. Our equities principal strategies business includes equity arbitrage, as well as other proprietary trading in equity and related securities, including convertible securities and derivatives. Equity arbitrage includes, among other strategies, relative value trading (which involves trading strategies to take advantage of perceived discrepancies in the relative value of financial instruments, including debt and equity instruments), statistical arbitrage (which involves trading strategies based on analyses of historical price relationships among sectors of the equities markets) and risk arbitrage (which focuses on event-oriented special situations such as corporate restructurings, recapitalizations, mergers and acquisitions and legal and regulatory events).

Principal Investments

       In connection with our merchant banking activities, we invest by making principal investments directly and through funds that we raise and manage. Principal investments also includes our investment in the convertible preferred stock of SMFG, which we acquired on February 7, 2003.

       As of November 2003, we managed private investment funds with total equity capital commitments from our clients and from Goldman Sachs of $39.05 billion, including funded amounts; Goldman Sachs also had outstanding commitments to invest up to $1.38 billion. The funds’ investments generate capital appreciation or depreciation and, upon disposition, realized gains or losses. See “— Asset Management and Securities Services — Asset Management — Merchant Banking” for a discussion of our merchant banking funds. As of November 2003, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $3.76 billion. These carrying values were comprised of corporate principal investments with an aggregate carrying value of approximately $1.27 billion, real estate investments with an aggregate carrying value of approximately $799 million and our investment in the convertible preferred stock of SMFG with a carrying value of $1.68 billion. Principal Investments includes revenues from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (typically referred to as an “override”).

Asset Management and Securities Services

       The components of the Asset Management and Securities Services segment, which represented 18% of 2003 net revenues, are set forth below:

•	Asset Management. Asset Management provides investment advisory and financial planning services to a diverse client base of institutions and individuals and generates revenues in the form of management and incentive fees; and

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, all of which generate revenues primarily in the form of interest rate spreads or fees.

Asset Management

       We offer a broad array of investment strategies, advice and planning across all major asset classes: equity, fixed income (including money markets) and currency and alternative investment products (i.e., investment vehicles with non-traditional investment strategies and techniques).

       Assets under management typically generate fees based on a percentage of their value or on their performance and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. We also earn trading commissions on assets in brokerage accounts of high-net-worth individuals (which revenues are included in the Equities component of our Trading and Principal Investments segment), although the trend in our private wealth management business has been away from traditional brokerage accounts that generate commission revenue to accounts that pay fees based on the assets under management.

       The amount of assets under management is set forth in the graph below. In the following graph, as well as in the following tables, substantially all assets under management are valued as of calendar month end.

Assets Under Management

(in billions)

       The following table sets forth assets under management by asset class:

Assets Under Management by Asset Class

(in billions)

	As of November

	2003(2)	2002	2001

Asset Class
Money markets	$89	$108	$122
Fixed income and currency	115	96	71
Equity	98	86	96
Alternative investments(1)	71	58	62

Total	$373	$348	$351

(1)	Includes merchant banking funds, quantitatively-driven investment funds and other funds with non-traditional investment strategies and techniques that we manage, as well as funds where we recommend one or more subadvisors for our clients.

(2)	Includes $4 billion in non-money-market assets acquired in our combination with The Ayco Company, L.P., a leading provider of sophisticated, fee-based financial counseling in the United States that we acquired on July 1, 2003.

       Clients. Our clients are institutions, high-net-worth individuals and retail investors. We access institutional and high-net-worth clients through both direct and third-party channels and retail clients through third-party channels. Our institutional clients include pension funds, governmental organizations, corporations, insurance companies, foundations and endowments. In the third-party distribution channels, we distribute our mutual funds and separate managed accounts through brokerage firms, banks, insurance companies and other financial intermediaries. Our clients are located worldwide.

       The table below sets forth the amount of assets under management by distribution channel and client category as of November 2003:

Assets Under Management by Distribution Channel

(in billions)

	Assets Under
	Management(1)	Primary Investment Vehicles

• Directly Distributed
— Institutional	$134	Separate managed accounts
— High-net-worth individuals	105	Commingled vehicles, such as mutual funds and private investment funds Brokerage accounts Separate managed accounts
• Third-party distributed
— Institutional, high-net-worth and retail	116	Commingled vehicles Separate managed accounts

Total	$355

(1)	Excludes $18.47 billion in certain of our merchant banking funds.

       Merchant Banking. Goldman Sachs has sponsored private investment funds in the corporate and real estate merchant banking business with $39.05 billion of committed capital as of November 2003, of which $27.23 billion has been funded. We have provided a portion of those amounts. See “— Trading and Principal Investments — Principal Investments” above. Our clients, including pension plans, endowments, charitable institutions and high-net-worth individuals, have provided the remainder.

       Our strategy with respect to our merchant banking funds generally is to invest opportunistically to build a portfolio of investments that is diversified by industry, product type, geographic region and transaction structure and type. Some of these investment funds pursue, on a global basis, long-term investments in equity and debt securities in privately negotiated transactions, leveraged buyouts and acquisitions. As of November 2003, our corporate merchant banking funds had total committed capital of $26.96 billion. Other funds, with total committed capital of $12.09 billion as of November 2003, invest in real estate operating companies, debt and equity interests in real estate assets, and other real estate-related investments.

       Merchant banking activities generate three revenue streams. First, we receive a management fee that is generally a percentage of a fund’s committed capital, invested capital, total gross acquisition cost or asset value. These annual management fees are included in our Asset Management revenues. Second, Goldman Sachs, as a substantial investor in these funds, is allocated its proportionate share of the funds’ unrealized appreciation or depreciation arising from changes in fair value as well as gains and losses upon realization. Third, after the fund has achieved a minimum return for fund investors, we receive an increased share of the fund’s income and gains that is a percentage of the income and gains from the fund’s investments. The second and third of these revenue streams are included in net revenues of the Principal Investments component of our Trading and Principal Investments segment.

Securities Services

       Securities Services activities include prime brokerage, financing services and securities lending. We provide these services to a diversified U.S. and international customer base, including mutual funds, pension funds, hedge funds, foundations, endowments and high-net-worth individuals.

       We offer prime brokerage services to our clients, allowing them the flexibility to trade with most brokers while maintaining a single source for financing and consolidated portfolio reports. Our prime brokerage activities provide clearing and custody in 50 markets (with revenues from clearing and custody included in the Equities component of the Trading and Principal Investments segment), consolidated multi-currency accounting and reporting and offshore fund administration. Additionally, we provide financing to our clients for their securities trading activities through margin and securities loans that are collateralized by securities, cash or other acceptable collateral held in the client’s account.

       Securities lending activities principally involve the borrowing and lending of equity securities to cover customer and Goldman Sachs’ short sales and otherwise to make deliveries into the market. In addition, we are an active participant in the broker-to-broker securities lending business and the third-party agency lending business.

Global Investment Research

       Our Global Investment Research Division provides fundamental research on companies, industries, economies, currencies, commodities and portfolio and quantitative strategy on a worldwide basis.

       Global Investment Research employs a team approach that as of November 2003 provided research coverage of approximately 1,750 companies worldwide, over 50 economies and 25 stock markets. This is accomplished by six departments:

•	the Americas Equity Research Department, the Europe Equity Research Department and the Asia Equity Research Department all provide fundamental analysis, forecasts and investment opinions for companies and industries in their respective regions. Equity research analysts are organized regionally by industry teams, which allows for extensive collaboration and knowledge sharing among analysts on important investment themes;

•	the Economic Research Department, which has a presence in the Americas, Europe and Asia, formulates macroeconomic forecasts for economic activity, foreign exchange and interest rates based on the globally coordinated views of its regional economists;

•	the Commodities Research Department, which has a presence in London and New York, provides research on the global commodity markets; and

•	the Strategy Department, which includes Portfolio and Quantitative Strategy and has a presence in the Americas, Europe and Asia, formulates equity market forecasts and provides opinions on both asset and industry sector allocation.

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

Technology Strategy

       Goldman Sachs is committed to the ongoing development, maintenance and use of technology throughout the organization. Our technology initiatives can be broadly categorized into four efforts:

•	enhancing client service through increased connectivity and the provision of value-added, tailored products and services;

•	improving our trading, execution and clearing capabilities;

•	risk management; and

•	overall efficiency, productivity and control.

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

       As of November 2003, we had 19,476 employees, which excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of the property management employees are reimbursed to Goldman Sachs by the real estate investment funds to which these subsidiaries provide property management services.

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

       Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In particular, corporate clients sometimes seek to require such commitments from financial services firms in connection with investment banking assignments. In 2003, we established the William Street entities, through which we have issued commitments to lend to counterparties, primarily investment grade clients. Substantially all of the credit risk associated with these commitments has been hedged through credit loss protection provided to Goldman Sachs by SMFG. These arrangements may not be sufficient, however, to fully satisfy our clients’ desire for capital commitments. In addition, the credit loss protection is limited generally to 95% of the first loss Goldman Sachs realizes on approved investment-grade loan commitments, subject to a maximum of $1 billion, and 70% of the second loss on such commitments, subject to a maximum of $1.125 billion. See “Management’s Discussion and Analysis” and Note 6 to our consolidated financial statements for more information regarding the William Street entities, and our Current Report on Form 8-K, dated January 15, 2003, for a description of the credit loss protection provided by SMFG.

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

       We have experienced intense price competition in some of our businesses in recent years. There has been considerable pressure in the pricing of large block trades, including situations where the bidding dealers may not have been able to pre-market the securities. Also, equity and debt underwriting discounts, as well as trading spreads, have been under pressure for a number of years and the ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue. We own interests in and participate in a number of these trading systems. Moreover, the introduction of decimalization has led to a reduction in the revenues of our specialist business and to the implementation of a fee-based pricing structure in our Nasdaq trading business. We believe that we will experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices.

       The trading of futures on single stocks commenced in November 2002. It is too early to tell whether the introduction of single stock futures contracts will have a long-term adverse impact on the businesses of Goldman Sachs. While commissions and clearing fees may increase, other aspects of our business, in particular, our OTC derivative business, may be adversely affected.

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

       Broker-dealers, in particular, are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, record-keeping, the financing of customers’ purchases, and the conduct of directors, officers and employees. A number of our affiliates are regulated by investment advisory laws in and outside the United States. Additional legislation, changes in rules promulgated by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the operation and profitability of Goldman Sachs.

      Regulation in the United States

       In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Our principal broker-dealer in the United States is Goldman, Sachs & Co., which is registered as a broker-dealer and as an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as the NYSE and the National Association of Securities Dealers, Inc., adopt rules that apply to, and examine, broker-dealers such as Goldman, Sachs & Co. In addition, state securities and other regulators also have regulatory or oversight authority over Goldman, Sachs & Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. Spear, Leeds & Kellogg, L.P. and certain of its affiliates are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and the NASD. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives businesses previously conducted by other affiliates.

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

       The USA PATRIOT Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the USA PATRIOT Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Anti-money-laundering laws outside of the United States contain some similar provisions. The increased obligations of financial institutions, including Goldman Sachs, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs and may subject us to liability.

       In addition, our power generation business is subject to extensive and evolving energy, environmental and other governmental laws and regulations, as discussed under “— Certain Factors That May Affect Our Business — Investments in the Power Generation Industry.”

      Regulation Outside of the United States

       Goldman Sachs is an active participant in the international fixed income and equities markets. Many of our affiliates that participate in these markets are subject to comprehensive regulations that include some form of capital adequacy rules and other customer protection rules. Goldman Sachs provides investment services in and from the United Kingdom under the regulation of the Financial Services Authority (FSA). Various Goldman Sachs entities are regulated by the banking and regulatory authorities of the other European countries in which Goldman Sachs operates, including, among others, the Federal Financial Supervisory Authority

(BaFin) and the Bundesbank in Germany, the Autorité des Marchés Financiers and Banque de France in France, the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy and the Swiss Federal Banking Commission. Goldman Sachs entities are also regulated by the European securities, derivatives and commodities exchanges of which they are members. The investment services that are subject to oversight by the FSA and other European regulators are regulated in accordance with European Union directives requiring, among other things, compliance with certain capital adequacy standards, customer protection requirements and conduct of business rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the European Union and are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and CFTC rules. European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such directives and these local requirements can result in certain competitive disadvantages to Goldman Sachs.

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

       The European Financial Groups Directive (Directive 2002/87/EC of the European Parliament and of the Council) introduced certain changes to the way in which financial conglomerates and other financial services organizations operating in Europe will be regulated, with the changes to be implemented by member states for fiscal years beginning in 2005. These changes may affect the regulation of our European subsidiaries, and may have the effect of causing activities that are currently conducted in unregulated entities to become subject to certain forms of regulation, including consolidated supervision and capital adequacy requirements.

       The SEC proposed new rules in October 2003 that would establish voluntary regulatory frameworks for the supervision of broker-dealers and their affiliates on a consolidated basis and, to comply with the requirements of the European Financial Groups Directive, it is possible that we may elect to become subject to such consolidated supervision by the SEC. If we become subject to such a framework, we will be required to comply with stringent rules regarding, among others, our group-wide internal risk management control system, recordkeeping and periodic reporting, including reporting of consolidated computations of allowable capital and risk allowances consistent with the standards adopted by the Basel Committee on Banking Supervision, which standards are currently being revised.

       We continue to work with our regulators to understand the impact of these changes. We cannot fully predict the practical effect that any of these actions by the European Union, the SEC and the Basel Committee will have on our business. However, these rules, to the extent they ultimately apply to our businesses, may impose additional costs, affect our decisions with respect to raising and using capital and adversely affect our business.

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

       Our specialist businesses are subject to extensive regulation by a number of securities exchanges. The rules of these exchanges generally require our specialists to maintain orderly markets in the securities in which they are specialists. These requirements, in turn, may require us to commit significant amounts of capital to our specialist businesses. Recently, certain NYSE specialist firms, including our specialist unit, agreed in principle to a global settlement with the SEC and the NYSE to resolve investigations into their activities as NYSE specialists during the years 1999 through 2003. We discuss this global settlement in principle and the related investigations under “Legal Proceedings — Specialist Matters” in Item 3 of this Annual Report on Form 10-K and under “— Certain Factors That May Affect Our Business — Legal and Regulatory.” In addition, changes to the rules and regulations governing stock markets and the conduct of specialists on those markets, including the NYSE, may impose additional costs on us, adversely affect our specialist businesses or impair the value of our goodwill and identifiable intangible assets relating to those businesses.

       The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the NASD adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non-U.S. jurisdictions have also changed or proposed to change their requirements with respect to research. In addition, in 2003, several leading securities firms operating in the United States, including Goldman, Sachs & Co., reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest pursuant to which the firms have been subject to certain restrictions and undertakings. As part of this settlement, restrictions have been imposed on the interaction between research and investment banking departments and these securities firms are required to fund the provision of independent research to their customers.

       In connection with the research settlement, the firm has also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. The FSA in the United Kingdom has recently imposed new requirements on the conduct of the allocation process in equity and fixed income securities offerings (including initial public offerings and secondary distributions). We cannot fully predict the practical effect that such restrictions or measures will have on our business, and the SEC, NYSE and NASD and non-U.S. regulators such as the FSA may adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.

Certain Factors That May Affect Our Business

      Market Conditions

       As an investment banking, securities and investment management firm, our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. Although business conditions improved somewhat in the second half of 2003, in recent years we have been operating in a very challenging environment: the number and size of equity underwritings and mergers and acquisitions transactions have declined significantly; the equities markets in the United States and elsewhere have been volatile and are at levels below their record highs; investors have exhibited concerns over the integrity of the financial markets as a result of highly publicized financial scandals; and the attention of management of many clients has been diverted from capital-raising transactions and acquisitions and dispositions in part as a result of corporate governance regulations, such as the Sarbanes-Oxley Act of 2002, and related uncertainty in capital markets.

       Adverse or uncertain economic and market conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability in many ways, including the following:

•	We have been committing increasing amounts of capital in many of our businesses and generally maintain large trading, specialist and investment positions. Market fluctuations and volatility may adversely affect the value of those positions, including our interest rate and credit products, currency, commodity and equity positions and our merchant banking investments, or may reduce our willingness to enter into some new transactions.

•	Industry-wide declines in the size and number of equity underwritings and mergers and acquisitions may continue to have an adverse effect on our revenues and, because we may be unable to reduce expenses correspondingly, our profit margins. In particular, because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decrease in the number of large transactions due to uncertain or unfavorable market conditions may adversely affect our investment banking business.

•	Pricing and other competitive pressures have continued, even as the volume and number of investment banking transactions have started to increase. These pressures have been particularly intense in the context of large block trades. In addition, the trend (particularly in the equity underwriting business) toward multiple book runners and co-managers handling transactions, where previously there would have been a single book runner, may adversely affect our business and reduce our revenues.

•	Reductions in the level of the equities markets also tend to reduce the value of our clients’ portfolios, which in turn may reduce the fees we earn for managing assets. Even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and therefore in the incentive and management fees we receive.

•	Concentration of risk in the past has increased the losses that we have incurred in our market-making, proprietary trading, block trading, merchant banking, underwriting and lending businesses and may continue to do so in the future. This risk may increase to the extent we expand our proprietary trading businesses or commit capital to facilitate primarily client-driven business. For example, block trades are increasingly being effected without an opportunity for Goldman Sachs to pre-market the transaction, which increases the risk Goldman Sachs may be unable to resell the purchased securities at favorable prices. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for others in the industry.

•	We have been operating in a low or declining interest rate market for the past several years. Increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses.

•	The volume of transactions that we execute for our customers and as a specialist may decline, which would reduce the revenues we receive from commissions and spreads. In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in trading losses and an increased need for liquidity. Further weakness in global equities markets, the trading of securities in multiple markets and on multiple exchanges and the ongoing NYSE and SEC investigations into the stock specialist business could adversely impact our trading businesses and impair the value of our goodwill and identifiable intangible assets.

Risk Management, Liquidity and Credit

       If any of the variety of instruments and strategies we utilize to hedge or otherwise manage our exposure to various types of risk are not effective, we may incur losses. Our hedging strategies and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

       Liquidity (i.e., ready access to funds) is essential to our businesses. Our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries, or an inability to sell assets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

       Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain bilateral provisions in some of our trading and collateralized financing contracts. Under such provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements.

       The Goldman Sachs Group, Inc. is a holding company and, therefore, it depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Many of our subsidiaries, including Goldman, Sachs & Co., are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to The Goldman Sachs Group, Inc. Regulatory action of that kind could impede access to funds that The Goldman Sachs Group, Inc. needs to make payments on obligations, including debt obligations, or dividend payments. In addition, to the extent that The Goldman Sachs Group, Inc. (or any other entity) holds equity interests in the firm’s regulated or unregulated subsidiaries, its rights as an equity holder to the assets of such subsidiaries are subject to the satisfaction of the claims of the creditors of such subsidiaries.

       We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth of the entities to which we have credit exposures. As a clearing member firm, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. In addition, we have experienced, due to competitive factors, pressure to extend credit and price more aggressively the credit risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

      Operations and Infrastructure

       Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. If any of our financial, accounting or other data processing systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage. These systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

       We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and manage our exposure to risk.

       In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which they are located. This may include a disruption involving electrical, communications, transportation or other services used by Goldman Sachs or third parties with which we conduct business. These disruptions may occur, for example, as a result of events that affect only the buildings of Goldman Sachs or such third parties, or as a result of events with a broader impact on the cities where those buildings are located. Nearly all of our employees in our primary locations, including New York, London, Frankfurt, Hong Kong and Tokyo, work in close proximity to each other, in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

       Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

      Legal and Regulatory

       Substantial legal liability or significant regulatory action against Goldman Sachs could have material adverse financial effects or cause significant reputational harm to Goldman Sachs, which in turn could seriously harm our business prospects. We face significant legal risks in our businesses, and the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial intermediaries have been increasing.

       Goldman Sachs, as a participant in the financial services industry, is subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct business. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. New laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may also adversely affect our businesses.

       As discussed under “Regulation” above, the research areas of investment banks have been and remain the subject of increased regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Various non-U.S. jurisdictions have also changed or proposed changing their requirements with respect to research matters. In addition, several leading securities firms in the United States, including Goldman, Sachs & Co., have reached a global settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest pursuant to which the firms have been subject to certain restrictions and undertakings. Certain of these requirements and restrictions may impose costs and limitations on the conduct of our businesses. Current or future civil lawsuits implicating investment research analysts’ conflicts of interest were not settled as part of the global settlement. Goldman Sachs’ total potential liability in respect of such civil cases cannot be reasonably estimated but could be material to results of operations in a given period. The global settlement also did not resolve potential charges involving individual employees, including supervisors, and regulatory investigations are continuing.

       In addition, the SEC and other federal and state regulators have increased their scrutiny of complex, structured finance transactions and have brought enforcement actions against a number of financial institutions in connection with such transactions. In some of the enforcement actions, clients of the financial institutions allegedly engaged in accounting, disclosure or other violations of the securities laws, and the financial institutions allegedly facilitated these improprieties by entering into transactions with the clients. We seek to create innovative solutions to address our clients’ needs, and we have entered into, and continue to enter into, structured transactions with clients. While we have policies and procedures in place that are intended to ensure that the structured transactions we enter into comply with applicable laws and regulations, it is possible that certain of these transactions could give rise to litigation or enforcement actions. It is possible that the heightened regulatory scrutiny of, and litigation in connection with, structured finance transactions will make our clients less willing to enter into these transactions, and will adversely affect our business in this area.

       Recently, there have been industry-wide and other investigations by federal and state authorities concerning market timing, late trading and other activities involving mutual funds. Federal and state authorities have reportedly made informational requests regarding trading practices broadly across all of the major fund companies and broker-dealers. Goldman Sachs has received requests for information and has been fully cooperating with those authorities. While we believe that we have in place reasonable measures to detect and deter disruptive and abusive trading practices and comply with applicable legal and regulatory requirements, we cannot predict the course that the existing inquiries and areas of focus may take or the impact that any new laws or regulations governing mutual funds may have on our business.

       The NYSE and the SEC have also been conducting investigations into certain trading practices of NYSE specialist firms, including our specialist unit. In February 2004, certain of these NYSE specialist firms, including our specialist unit, agreed in principle to a global settlement with the SEC and the NYSE to resolve charges that the firms violated certain federal securities laws and NYSE rules in connection with their activities as NYSE specialists during the years 1999 through 2003. The global settlement, if ultimately consummated, would involve, among others, restitution and penalties, a censure, cease and desist order and an undetermined form of undertaking. The settlement would not resolve the related civil actions discussed under “Legal Proceedings — Specialist Matters” in Item 3 of this Annual Report on Form 10-K, or potential regulatory charges against individuals. We cannot predict the impact that the final global settlement, including any restrictions that may be imposed on the activities of our specialist unit, or new laws or regulations governing specialists may have on our specialist businesses. Depending on the ultimate outcome of these investigations and of the global settlement and any related developments, our specialist businesses may be adversely affected and the value of our goodwill and identifiable intangible assets related to these businesses may be impaired.

       There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

      Regulatory Impact on Capital Markets

       Financial scandals in recent years have led to insecurity and uncertainty in the financial markets and contributed to declines in capital markets. In response to these scandals, the Sarbanes-Oxley Act of 2002 and the rules of the SEC, the NYSE and Nasdaq necessitate significant changes to corporate governance and public disclosure. These provisions generally apply to companies with securities listed on U.S. securities exchanges, and some provisions apply to non-U.S. issuers with securities traded on U.S. securities exchanges. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected and our ability to successfully exit some of our merchant banking investments may be adversely affected. Similarly, it is possible that the imposition of those provisions on non-U.S. issuers may make these issuers less likely to list their securities in the United States or undertake merger or acquisition transactions that would result in their securities being listed in the United States. If these measures result in less activity by non-U.S. issuers in the United States, the U.S. capital markets and our investment banking business may be adversely affected.

       The provisions of Sarbanes-Oxley and the NYSE and Nasdaq corporate governance rules, coupled with existing economic uncertainty, have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. It is unclear how long this uncertainty and diversion will last, but so long as it does, it will have a negative impact on our investment banking business. In addition, adopted or proposed accounting and disclosure changes, including those relating to off-balance-sheet entities, may have an adverse effect on our financial advisory and other revenues relating to structured finance transactions.

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

       Technology is fundamental to our overall business strategy. The growth of the Internet and electronic trading, and the introduction of new technologies, is changing our business and presenting us with new challenges. Securities, futures and options transactions are now being conducted through the Internet and other alternative, non-traditional trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our specialist businesses. A dramatic increase in electronic trading may adversely affect our commission and trading revenues, including our market-making revenues, reduce our participation in the trading markets and associated access to market information and lead to the creation of new and stronger competitors. These developments may also require us to make additional investments in technology or trading systems and may impair the value of our goodwill and identifiable intangible assets.

      Recruiting and Employee Retention

       Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. In addition, competition with businesses outside the financial services industry for the most highly skilled individuals has become more intense as the economic downturn has lowered average compensation within the financial services industry significantly. Our continued ability to compete effectively in our businesses depends on our ability to attract new employees and to retain and motivate our existing employees. Changes in the business environment may cause us to move employees from one business to another or to reduce the number of employees in certain businesses; this may cause temporary disruptions as our employees adapt to new roles and may reduce our ability to take advantage of improvements in the business environment. In addition, current and future laws (including laws relating to immigration and outsourcing) may restrict our ability to move responsibilities or personnel from one jurisdiction to another. This may impact our ability to take advantage of business opportunities or potential efficiencies.

      Acquisitions

       We expect the growth of our core businesses to come through both internal expansion and acquisitions. To the extent we make acquisitions or enter into combinations, we face numerous risks and uncertainties combining the businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. We may not be able to meet these operational and business challenges.

      Investments in the Power Generation Industry

       We own equity interests in companies engaged in electric power generation, principally East Coast Power L.L.C. and Cogentrix Energy, Inc. As a result of these interests and future investments that we may make in the power generation industry, we face numerous risks and uncertainties.

       We are a relatively new entrant to the power generation business. As a result, we have less expertise and experience in owning power generation businesses than many of our competitors. Our management has limited experience in owning and managing companies engaged in power generation and we may not be successful in owning and managing our power generation facilities. In particular, in the future we may be unable to attract and retain qualified independent contractors and employees.

       The operation of power generation facilities may be disrupted. The continued operation of power generation facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines or other equipment or processes, and performance below expected levels of output or efficiency. Although our facilities contain various redundancies and back-up mechanisms, a breakdown or failure may prevent the affected facilities from performing under applicable power sales agreements or otherwise operating as planned.

       We are subject to extensive and evolving energy, environmental and other governmental laws and regulations. In the past several years, intensified scrutiny of the energy market by federal, state and local authorities and the public has resulted in increased regulatory and legal proceedings involving energy companies, including those engaged in power generation. We may incur substantial costs in complying with current or future laws and regulations relating to power generation, and our overall businesses and reputation may be adversely affected by legal and regulatory proceedings arising out of our power generation business. In particular, our power generation operations are subject to extensive federal, state and local environmental laws and regulations relating to, among others, air quality, water quality, waste management, natural resources, site remediation, and health and safety. Compliance with these environmental laws and regulations may require us to commit significant capital toward environmental monitoring, installation of pollution control equipment, payment of emission fees, and application for, and holding of, permits at our facilities. Our failure to comply with environmental laws or regulations may result in the assessment of severe civil or criminal liabilities against us and the need to expend substantial additional capital for compliance or remediation. Insurance covering some of these environmental risks with respect to our power generation facilities may not be available and the proceeds from insurance recovery, if any, may not be adequate to cover our liabilities in a particular incident. As a result, our financial condition and results of operations may be adversely affected by an environmental problem at one of our facilities.

       We are subject to the risk of unforeseen or catastrophic events, including terrorist attacks and other hostile or catastrophic events. We may not have insurance against these risks and, if we do have insurance, the insurance proceeds may be inadequate to cover our losses.

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

      Shares Available for Sale

       A significant amount of our outstanding shares of common stock are held by our former limited partners. A significant number of these shares are subject to restrictions on transfer that lapse in May 2004. In addition, significant amounts of shares are delivered to our employees as compensation from time to time, and these shares will generally be freely saleable upon delivery. Future sales of substantial amounts of common stock, or the perception that such sales may occur, could adversely affect the prevailing market price of our common stock.

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

       We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies, statements about trends in our businesses and statements about our investment banking transaction backlog, incorporated by reference in Part II, Item 7 of this Annual Report on Form 10-K. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “— Certain Factors That May Affect Our Business.”

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

Item 2.     Properties

       Our principal executive offices are located at 85 Broad Street, New York, New York, and comprise approximately 969,000 square feet of leased space, pursuant to a lease agreement expiring in June 2008 (with options to renew for up to 20 additional years). We also occupy over 680,000 square feet at One New York Plaza under lease agreements expiring primarily in 2009 (with options to renew for up to five additional years), and we lease space at various other locations in the New York metropolitan area. In total, we lease over 5.1 million square feet in the New York metropolitan area, including approximately 1 million square feet under leases expiring in 2004. We have additional offices in the United States and elsewhere in the Americas. Together, these offices comprise approximately 2 million square feet of leased space.

       We own approximately four acres of land in Jersey City, New Jersey, a portion of which we are using for the construction of an office building. This project is being developed to complement our offices in lower Manhattan. The initial phase of development is expected to include approximately 1.3 million square feet of office space, with occupancy planned in phases beginning in April 2004.

       We also have offices in Europe, Asia and Africa. In Europe, we have offices that total approximately 1.9 million square feet. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2016 that covers a property in which we also have a 50% ownership interest. In total, we lease approximately 1.5 million square feet in London through various leases, relating to various properties.

       In Asia, we have offices that total approximately 1.3 million square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently lease 290,918 square feet through a lease that expires in 2018 and 96,961 square feet through a lease that expires in 2005 at the Roppongi Hills Mori Tower. In Hong Kong, we currently lease approximately 300,000 square feet under lease agreements, the majority of which expire in fiscal 2012.

       Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. In 2003, we reduced our global office space and incurred exit costs of $153 million. We may incur additional exit costs in 2004 and thereafter to the extent we (i) further reduce our capacity or (ii) commit to new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. Such exit costs may be material to our results of operations in a given period.

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

       Certain purported class actions have been brought in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in conspiracies in violation of federal antitrust laws in connection with these offerings. The plaintiffs in each instance seek treble damages as well as injunctive relief. One of the actions, which was commenced on August 21, 1998, alleges that the defendants have conspired to discourage or restrict the resale of securities for a period after the offerings, including by imposing “penalty bids”. Defendants moved to dismiss the complaint in November 1998. The plaintiffs amended their complaint in February 1999, modifying their claims in various ways, including limiting the proposed class to retail purchasers of public offerings. The defendants moved to dismiss the amended complaint on May 7, 1999, the motion was granted by a decision dated December 7, 2000, and the plaintiffs’ motion for reconsideration of that decision was denied by an order dated January 22, 2001. Plaintiffs appealed, and by a decision dated December 20, 2002, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of their complaint. The plaintiffs filed a petition for review by the U.S. Supreme Court of the ruling by the U.S. Court of Appeals for the Second Circuit affirming dismissal of the complaint, and on October 6, 2003, the U.S. Supreme Court entered an order declining to hear plaintiffs’ appeal from the ruling.

       Several other actions were commenced, beginning on November 3, 1998 by purchasers of securities in public offerings as well as certain purported issuers of such offerings, that allege that the defendants, many of whom are also named in the other action discussed above, have conspired to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings. On March 15, 1999, the purchaser plaintiffs filed a consolidated amended complaint. The defendants moved to dismiss the consolidated amended complaint on April 29, 1999. On February 9, 2001, the federal district court granted with prejudice the defendants’ motion to dismiss the claims asserted by the purchasers of securities on the ground that they lacked antitrust standing. The plaintiffs in those actions appealed, and by a decision dated December 13, 2002, the U.S. Court of Appeals for the Second Circuit vacated the dismissal on the ground that the lower court had engaged in improper fact-finding on the motion and remanded for consideration of other potential bases for dismissal. On September 28, 2001, the defendants moved to dismiss the complaints filed by the issuer plaintiffs on statute of limitations grounds. On September 25, 2002, the federal district court denied the underwriter defendants’ motion to dismiss. On March 26, 2003, defendants moved to dismiss the claims asserted by both the issuers and the purchasers of securities on preemption grounds, but the motion was denied on June 27, 2003. On June 24, 2003, defendants filed a motion to dismiss the claims asserted by the purchasers of securities on standing grounds.

       Goldman, Sachs & Co. is one of numerous financial services firms that have been named as defendants in purported class actions filed beginning on March 9, 2001 in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in a conspiracy to “tie” allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, in violation of federal antitrust laws. The plaintiffs filed a consolidated amended complaint on January 2, 2002. The defendants moved to dismiss the consolidated amended complaint on May 24, 2002, the motion was granted by a decision dated November 3, 2003, and the plaintiffs have moved for reconsideration. The plaintiffs have also filed notices of appeal. Goldman, Sachs & Co. has also, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of the alleged “tying” arrangements. On July 1, 2002, the underwriter defendants moved to dismiss those complaints. By an opinion and order dated February 19, 2003, the federal district court denied the motion to dismiss in all material respects relating to the underwriter defendants. On June 26, 2003, plaintiffs announced that they had entered into a Memorandum of Understanding regarding a proposed settlement of their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits.

       Goldman, Sachs & Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, consequential damages resulting from the alleged lower amount of offering proceeds. On August 1, 2002, Goldman, Sachs & Co. moved to dismiss the complaint. On May 2, 2003, the court granted Goldman, Sachs & Co.’s motion to dismiss as to five of the claims; plaintiff has appealed from the dismissal of the five claims, and Goldman, Sachs & Co. has appealed from the denial of its motion as to the remaining claim.

       The Goldman Sachs Group, Inc. has also been named as a defendant in a purported shareholder derivative action commenced in Delaware Court of Chancery on October 23, 2002 alleging that certain officers and directors of eBay, Inc. (who are also defendants), aided and abetted by The Goldman Sachs Group, Inc., breached their fiduciary duties and usurped corporate opportunities by receiving allocations of initial public offerings as customers of The

Goldman Sachs Group, Inc. Defendants moved to dismiss the complaint on December 23, 2002, but the motions were denied by a decision dated January 23, 2004.

       The Goldman Sachs Group, Inc. has, together with other underwriters in certain offerings, received subpoenas and requests for documents and information from various governmental agencies and the U.S. House of Representatives Committee on Financial Services in connection with investigations relating to the public offering process. In particular, the SEC has been conducting an investigation of certain allocation practices employed by Goldman, Sachs & Co. and other firms, and the SEC staff has advised that it is considering recommending disciplinary charges alleging violations of the federal securities laws. Goldman Sachs is cooperating with the investigations.

      Stock Options Litigation

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

      AMF Securities Litigation

       The Goldman Sachs Group, L.P., Goldman, Sachs & Co. and a Goldman, Sachs & Co. managing director have been named as defendants in several purported class action lawsuits beginning on April 27, 1999 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of stock of AMF Bowling, Inc. in an underwritten initial public offering of 15,525,000 shares of common stock in November 1997 at a price of $19.50 per share. Defendants are AMF Bowling, Inc., certain officers and directors of AMF Bowling, Inc. (including the Goldman, Sachs & Co. managing director), and the lead underwriters of the offering (including Goldman, Sachs & Co.). The consolidated amended complaint alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages and/or rescission. The complaint also asserts that The Goldman Sachs Group, L.P. and the Goldman, Sachs & Co. managing director are liable as controlling persons of AMF Bowling, Inc. under the federal securities laws because certain merchant banking funds managed by Goldman Sachs owned a majority of the outstanding common stock of AMF Bowling, Inc. and the managing director served as its chairman at the time of the offering. On December 22, 1999, the defendants moved to dismiss the complaint. By a decision dated March 22, 2001, the federal district court denied the motion. By a decision dated March 25, 2002, the federal district court granted plaintiffs’ motion for class certification with respect to a class under Section 11 of the Securities Act of 1933, but denied the motion with respect to a subclass under Section 12 of the Securities Act. By a decision dated May 21, 2002, the federal district court reconsidered its March 25, 2002 decision with respect to plaintiffs’ motion for class certification and determined that the class includes persons who purchased AMF stock pursuant to the initial public offering prior to February 26, 1999. On January 30, 2004, the defendants moved for summary judgment.

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

       On September 11, 2000, several Dutch World Online shareholders as well as a Dutch entity purporting to represent the interests of certain World Online shareholders commenced a proceeding in Amsterdam District Court against “ABN AMRO Bank N.V., also acting under the name of ABN AMRO Rothschild”, alleging misrepresentations and omissions relating to the initial public offering of World Online. The lawsuit seeks, among other things, the return of the purchase price of the shares purchased by the plaintiffs or unspecified damages. By a decision dated May 7, 2003, the court held that the claims failed and dismissed the complaint. The plaintiffs have appealed.

       In March 2001, a Dutch shareholders association initiated legal proceedings in Amsterdam District Court in connection with the World Online offering. Goldman Sachs International is named as a defendant in the writ served on its Dutch attorneys on March 14, 2001. The amount of damages sought is not specified in the writ. Goldman Sachs International filed its Statement of Defense on January 16, 2002 and a rejoinder on January 14, 2003. By a decision dated December 17, 2003, the court rejected the claims against Goldman Sachs International, but found World Online liable in an amount to be determined.

      Owens Corning Bondholder Litigation

       Goldman, Sachs & Co. has been named as a defendant in a purported class action filed on April 27, 2001 in the U.S. District Court for the District of Massachusetts arising from a 1998 offering by Owens Corning of two series of its notes. The defendants include certain of Owens Corning’s officers and directors and the underwriters for the offering (including Goldman, Sachs & Co., which was the lead manager in the offering). The offering included a total of $550 million principal amount of notes, of which Goldman, Sachs & Co. underwrote $275 million.

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

       On October 5, 2000, Owens Corning filed for protection under the U.S. bankruptcy laws.

      Research Independence Matters

       The Goldman Sachs Group, Inc. and its affiliates, together with other financial services firms, have received requests for information from various governmental agencies in connection with their review of research independence issues, including the New York State Attorney General, the Utah Attorney General, the NYSE (which has issued a joint inquiry together with the SEC and NASD), the U.S. Attorney’s Office for the Southern District of New York, and the U.S. House of Representatives Committee on Financial Services. Goldman Sachs is cooperating with the requests.

       On April 28, 2003, a final global settlement relating to investment research analysts’ alleged conflicts of interest and involving various of the leading securities firms operating in the United States, including The Goldman Sachs Group, Inc.’s U.S. broker-dealer subsidiary Goldman, Sachs & Co., was announced. In that connection, without admitting or denying the allegations, findings or conclusions by various federal and state regulators, Goldman Sachs entered into consents, agreements and other definitive documentation with the SEC, the NYSE, the NASD and the Utah Division of Securities, to resolve their investigations of Goldman, Sachs & Co. relating to those matters. Pursuant to the final arrangements, Goldman, Sachs & Co. agreed, among other things, to (i) pay an aggregate of $25 million as penalties, (ii) pay an aggregate of $25 million as disgorgement of commissions and other monies, (iii) contribute an aggregate of $50 million over five years to provide independent third-party research to clients, (iv) contribute an aggregate of $10 million over five years for investor education, (v) adopt various additional policies, systems, procedures and other safeguards to ensure further the integrity of Goldman, Sachs & Co. investment research and (vi) be permanently restrained and enjoined from violating certain rules of the NYSE and the NASD relating to investment research activities. In connection with the global settlement, Goldman, Sachs & Co. also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. In connection with effectuation of the global settlement, in a civil action brought by the SEC in the U.S. District Court for the Southern District of New York against the settling firms, including Goldman, Sachs & Co., on October 31, 2003, the court entered a final judgment imposing the permanent restraint and injunction. In addition, Goldman, Sachs & Co. has entered into 50 separate settlement stipulations with states and certain U.S. territories and expects to reach similar arrangements with most or all of the remaining states, the District of Columbia and the Commonwealth of Puerto Rico. Current or future civil lawsuits implicating investment research analysts’ conflicts of interest were not settled as part of the global settlement. The global settlement also did not resolve potential charges involving individual employees, including supervisors, and regulatory investigations are continuing.

       Goldman, Sachs & Co. is one of several investment firms that have been named as defendants in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with research coverage of certain issuers and seeking compensatory damages. In one such action, commenced on August 30, 2002 with respect to coverage of Covad Communications Company, defendants moved to dismiss the action on December 26, 2002, and on February 6, 2003, the motion was granted with leave to replead. Plaintiffs filed an amended complaint on April 9, 2003, defendants moved to dismiss the amended complaint on May 8, 2003, the motion was granted by a decision dated June 30, 2003, and plaintiffs have appealed. In a second action relating to coverage of Allied Riser Communications Corp. commenced on September 12, 2002, plaintiffs filed an amended complaint on June 5, 2003, Goldman, Sachs & Co. moved to dismiss the amended complaint on August 8, 2003, and the motion was granted by decision dated October 20, 2003. In a third action relating to coverage of RSL Communications, Inc. commenced on July 5, 2003, Goldman, Sachs & Co. moved to dismiss the complaint on January 13, 2004. Goldman, Sachs & Co. is also a defendant in several actions relating to coverage of Exodus Communications, Inc. commenced beginning in May 2003.

       A purported shareholder derivative action was filed in New York Supreme Court, New York County on June 13, 2003 against The Goldman Sachs Group, Inc. and its board of directors alleging that the directors breached their fiduciary duties in connection with the firm’s research activities.

       The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Henry M. Paulson, Jr. have been named as defendants in a purported class action filed on July 18, 2003 in the U.S. District Court for the District of Nevada on behalf of purchasers of The Goldman Sachs Group, Inc. stock from July 1, 1999 through May 7, 2002. The complaint alleges that defendants breached their fiduciary duty and violated the federal securities laws in connection with the firm’s research activities. The complaint seeks, among other things, unspecified compensatory damages and/or rescission.

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

      Enron Litigation Matters

       Goldman Sachs affiliates are defendants in certain actions arising relating to Enron Corp., which filed for protection under the U.S. bankruptcy laws on December 2, 2001.

       Goldman, Sachs & Co. and co-managing underwriters have been named as defendants in certain purported securities class and individual actions commenced beginning on December 14, 2001 in the U.S. District Court for the Southern District of Texas and California Superior Court brought by purchasers of $222,500,000 of Exchangeable Notes of Enron Corp. in August 1999. The notes were mandatorily exchangeable in 2002 into shares of Enron Oil & Gas Company held by Enron Corp. or their cash equivalent. The complaints also name as defendants certain past and present officers and directors of Enron Corp. and the company’s outside accounting firm. The complaints generally allege violations of the disclosure requirements of the federal securities laws and/or state law, and seek compensatory damages. Goldman, Sachs & Co. underwrote $111,250,000 principal amount of the notes.

       Several funds which allegedly sustained investment losses of approximately $125 million in connection with secondary market purchases of the Exchangeable Notes as well as Zero Coupon Convertible Notes of Enron Corp. commenced an action in the U.S. District Court for the Southern District of New York on January 16, 2002. The lawsuit names as defendants the underwriters of the August 1999 offering as well as the company’s outside accounting firm, and alleges violations of the disclosure requirements of the federal securities laws, fraud and misrepresentation. By an Order dated June 24, 2002, the Judicial Panel on Multidistrict Litigation entered an order transferring that action to the Texas federal district court for purposes of coordinated or consolidated pretrial proceedings with other matters relating to Enron Corp. On March 20, 2002, Goldman, Sachs & Co. moved to dismiss the complaint. By a decision dated December 10, 2003, the motion was granted in part and denied in part; Goldman, Sachs & Co. has sought clarification and reconsideration of the decision.

       The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. have been named as defendants in two substantively identical purported class actions filed on June 5, 2003 in Oregon Circuit Court, Multnomah County, on behalf of former shareholders of Portland General Corporation. The complaints generally allege that defendants breached their fiduciary duties in connection with Portland General’s 1997 merger with Enron Corp., in respect of which Goldman, Sachs & Co. acted as financial advisor to Portland General. The defendants also include Arthur Andersen, LLP, Andersen-U.S., and certain former officers and directors of Portland General. The complaints seek unspecified compensatory damages. In July 2003, defendants removed the actions to the U.S. District Court for the District of Oregon, and the actions have been transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Southern District of Texas for coordinated proceedings with other actions relating to Enron Corp.

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

       Goldman, Sachs & Co. is among numerous defendants in two substantively identical actions filed in the U.S. Bankruptcy Court for the Southern District of New York beginning in November 2003 seeking to recover as fraudulent transfers and/or preferences payments made by Enron Corp. in repurchasing its commercial paper shortly before its bankruptcy filing. Goldman, Sachs & Co., which had acted as a commercial paper dealer for Enron Corp., resold to Enron Corp. approximately $30 million of commercial paper as principal, and as an agent facilitated Enron Corp.’s repurchase of additional commercial paper from various customers who have also been named as defendants. Goldman, Sachs & Co. moved to dismiss the complaints on February 19, 2004.

      Exodus Securities Litigation

       By an amended complaint dated July 11, 2002, Goldman, Sachs & Co. and the other lead underwriters for the February 2001 offering of 13,000,000 shares of common stock and $575,000,000 of 5 1/4% convertible subordinated notes of Exodus Communications, Inc. were added as defendants in a purported class action pending in the U.S. District Court for the Northern District of California. The complaint, which also names as defendants certain officers and directors of Exodus Communications, Inc., alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages. On October 23, 2002, the underwriter defendants moved to dismiss the complaint. By a decision dated August 19, 2003, the California district court granted the defendants’ motion to dismiss with leave to replead, and the plaintiffs filed an amended complaint on January 15, 2004. Goldman, Sachs & Co. underwrote 5,200,000 shares of common stock for a total offering price of approximately $96,200,000, and $230,000,000 principal amount of the notes.

       On September 26, 2001, Exodus Communications, Inc. filed for protection under the U.S. bankruptcy laws.

      Montana Power Shareholders Litigation

       Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. have been named as defendants in a purported class action commenced against it originally on October 1, 2001 in Montana District Court, Second Judicial District on behalf of shareholders of Montana Power Company. The complaint generally alleges that Montana Power Company violated Montana law by failing to procure shareholder approval of certain corporate strategies and transactions, that the company’s board breached its fiduciary duties in pursuing those strategies and transactions, and that Goldman, Sachs & Co. rendered negligent advice as well as aided and abetted the board’s breaches in its role as financial advisor to the company. The complaint seeks, among other things, compensatory damages. In addition to Goldman, Sachs & Co. and The Goldman Sachs Group, Inc., the defendants include Montana Power Company, certain of its officers and directors, an outside law firm for the Montana Power Company, and certain companies that purchased assets from Montana Power Company. The Montana state court denied motions to dismiss by a decision dated August 1, 2002. On July 18, 2003, following the bankruptcies of certain defendants in the action, defendants removed the action to federal court. On August 7, 2003, plaintiffs moved to remand the action to the state court, but on October 3, 2003, plaintiffs entered into a stipulation pursuant to which plaintiffs withdrew their motion to remand with prejudice and agreed not to contest the jurisdiction of the federal court. By a stipulation dated December 9, 2003, the action has been stayed until April 12, 2004.

      WorldCom Bondholders Litigation

       Goldman, Sachs & Co. and other underwriters of WorldCom, Inc. bonds have been named as defendants in certain purported securities class and individual actions commenced beginning on July 19, 2002 alleging that the offering materials issued in connection with certain securities offerings were false and misleading. Certain of the lawsuits (some of which were originally filed in various state courts and removed to federal court) have been transferred by order of the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Southern District of New York, and similar requests for transfer are pending in other actions. Goldman, Sachs & Co. underwrote $75,000,000 principal amount of 8% notes due 2006 in a May 24, 2000 offering out of a total principal amount of $1,250,000,000 of the notes. Among the defendants in these actions in addition to the underwriters are WorldCom, Inc., certain of WorldCom, Inc.’s present or former officers and/or directors, and/or WorldCom, Inc.’s outside accounting firm. Each of these actions seeks, among other things, compensatory damages. The district court denied the underwriter defendants’ motion to dismiss by a decision dated May 19, 2003 and granted plaintiffs’ motion for class certification by an order dated October 24, 2003.

       On July 21, 2002, WorldCom, Inc. filed for protection under the U.S. bankruptcy laws.

          Global Crossing and Asia Global Crossing Securities Litigation

       The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. have been named as defendants in a consolidated class action lawsuit in the U.S. District Court for the Southern District of New York relating to various securities offerings by the Global Crossing, Ltd. and Asia Global Crossing Ltd. in which Goldman, Sachs & Co. acted as an underwriter. The claims had originally been asserted in separate actions, reflected in an amended complaint filed on January 28, 2003 as to the Global Crossing, Ltd. and in a complaint filed on November 8, 2002 as to Asia Global Crossing Ltd., but the claims were consolidated into a single amended complaint on August 11, 2003. The consolidated action includes claims relating to the Global Crossing, Ltd.’s concurrent April 2000 offerings of 43 million shares of common stock at $33 per share and 4.6 million shares (including the overallotment) of 6 3/4% cumulative preferred stock at

$250 per share, as well as Asia Global Crossing Ltd.’s October 2000 initial public offering of 68,500,000 shares (including the overallotment) of common stock at a price of $7 per share. Goldman, Sachs & Co. acted as a co-lead underwriter of both Global Crossing, Ltd. offerings, underwriting 12.9 million shares of common stock and 1,840,000 shares of convertible preferred stock. Goldman, Sachs & Co. underwrote 20,670,000 shares of common stock in the Asia Global Crossing Ltd. offering for a total offering price of approximately $145 million. The claims assert violations of the disclosure requirements of the federal securities laws as to such offerings and seek compensatory and/or rescissory damages. The defendants as to such claims include certain officers and directors of the Global Crossing, Ltd. and Asia Global Crossing Ltd., the lead and other underwriters in the offerings, and the company’s former outside auditors. On April 21, 2003, the underwriter defendants as to the Global Crossing, Ltd. offerings moved to dismiss the claims relating to such offerings; the motion was denied in significant part by a decision dated December 18, 2003. On October 10, 2003, the underwriter defendants as to the Asia Global Crossing Ltd. offering moved to dismiss the claims relating to that offering.

       The Goldman Sachs Group, Inc. is among numerous defendants named in an adversary proceeding commenced in the U.S. Bankruptcy Court for the Southern District of New York on February 6, 2004 by the Global Crossing, Ltd., as the Liquidating Trustee of the Global Crossing Liquidating Trust. The complaint names as defendants various former officers and directors of the Global Crossing, Ltd., the company’s former outside accountants, and various financial services firms that allegedly performed services for the Global Crossing, Ltd. from time to time. With respect to its claims against the financial services defendants, the complaint alleges that such defendants received fraudulent conveyances or preferential transfers in respect of their services, and otherwise aided and abetted misconduct by the former officers and directors thereby contributing to unspecified damage to the Global Crossing, Ltd.

       The Global Crossing, Ltd. filed for protection under the U.S. bankruptcy laws on January 28, 2002, and Asia Global Crossing Corp. filed for such protection on November 17, 2002.

          Adelphia Communications Fraudulent Conveyance Litigation

       Goldman, Sachs & Co. is among numerous entities named as defendants in an adversary proceeding commenced in the U.S. Bankruptcy Court for the Southern District of New York on July 6, 2003 by a creditors’ committee of Adelphia Communications, Inc. The complaint seeks, among other things, to recover, as fraudulent conveyances, payments made by Adelphia Communications, Inc. and its affiliates to certain brokerage firms, including approximately $62.9 million allegedly paid to Goldman, Sachs & Co., in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc.

          Specialist Matters

       Spear, Leeds & Kellogg Specialists LLC and certain affiliates have received requests for information from the SEC and the NYSE as part of an industry-wide investigation relating to the activities of NYSE floor specialists in recent years. Goldman Sachs is cooperating with the requests. On February 17, 2004, Spear, Leeds & Kellogg Specialists LLC and certain other specialist firms agreed in principle to a global settlement with the SEC and the NYSE to resolve charges that the firms violated certain federal securities laws and NYSE rules in connection with their activities as NYSE specialists during the years 1999 through 2003. The settlement, which would involve no admission or denial of wrongdoing, is subject to, among other things, approval by the SEC and the NYSE as well as negotiation of definitive documentation, and if consummated will involve relief ordered as part of an administrative proceeding that is expected to include restitution and penalties for Spear, Leeds & Kellogg Specialists LLC totaling approximately $45.5 million, a censure, cease and desist order, and an undetermined form of undertaking. The settlement would not resolve the related civil actions discussed below (although a significant portion of the payment is expected to be committed to restitution for allegedly injured investors), or potential regulatory charges against individuals.

       Spear, Leeds & Kellogg Specialists LLC, Spear, Leeds & Kellogg, L.P. and The Goldman Sachs Group, Inc. are among numerous defendants named in purported class actions brought on behalf of investors beginning in October 2003 in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with NYSE floor specialist activities. The actions seek unspecified compensatory damages, restitution, and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. Spear, Leeds & Kellogg Specialists LLC and The Goldman Sachs Group, Inc. are also among the defendants in a purported class action filed in December 2003 in California Superior Court, Los Angeles County alleging violation of California law in connection with the same conduct.

          Treasury Proceeding

       On September 4, 2003, the SEC announced that Goldman, Sachs & Co. had settled an administrative proceeding arising from certain trading in U.S. Treasury bonds over an approximately eight-minute period after Goldman, Sachs & Co. received an October 31, 2001 telephone call from a Washington, D.C.-based political consultant concerning a forthcoming Treasury refunding announcement. The administrative complaint alleged that Goldman, Sachs & Co. (i) violated Section 15(c)(1) and Rule 15c1-2 of the Securities Exchange Act of 1934 as a result of the trading; and (ii) violated Section 15(f) of the Securities Exchange Act of 1934 by failing to maintain policies and procedures specifically addressed to the possible misuse of information obtained by consultants from confidential government sources. Without admitting or denying the allegations, Goldman, Sachs & Co. consented to the entry of an order that, among other things, (i) censured Goldman, Sachs & Co.; (ii) directed Goldman, Sachs & Co. to cease and desist from committing or causing any violations of Section 15(c)(1)(A) & (C) and 15(f) of, and Rule 15c1-2 under, the Securities Exchange Act of 1934; (iii) ordered Goldman, Sachs & Co. to pay disgorgement and prejudgment interest in the amount of $1,742,642, and a civil monetary penalty of $5 million; and (iv) directed Goldman, Sachs & Co. to conduct a review of its policies and procedures and adopt, implement and maintain policies and procedures consistent with the order and that review. Goldman, Sachs & Co. also undertook to pay $2,562,740 in disgorgement and interest relating to certain trading in U.S. Treasury bond futures during the same eight-minute period.

          Mutual Fund Investigations

       Goldman, Sachs & Co. and certain mutual fund affiliates have received subpoenas and requests for information from various regulators including the SEC as part of the industry-wide investigation relating to the practices of mutual funds and their customers. Goldman, Sachs & Co. and its affiliates are cooperating with such requests.

          Corporate Bond Mark-Up Investigation

       On December 23, 2003, in connection with an industry-wide investigation relating to corporate bond transactions, the NASD advised that its staff had preliminarily determined that Goldman, Sachs & Co. and certain of its employees had charged undisclosed mark-up or mark-downs on five specific transactions during the years 2000 and 2001 that exceeded permissible levels, in violation of certain NASD rules and the federal securities laws. Goldman, Sachs & Co. has cooperated with the investigation.

Item 4.     Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 28, 2003.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.

       Set forth below are the name, age, present title, principal occupation, and certain biographical information for our executive officers as of February 13, 2004, all of whom have been appointed by and serve at the pleasure of our board of directors.

Henry M. Paulson, Jr., 57

       Mr. Paulson has been our Chairman and Chief Executive Officer since May 1999, and has been a director since August 1998. He was Co-Chairman and Chief Executive Officer or Co-Chief Executive Officer of The Goldman Sachs Group, L.P. from June 1998 to May 1999 and served as Chief Operating Officer from December 1994 to June 1998. Mr. Paulson is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of the Board of Directors of Catalyst. He also serves on the Advisory Board of the J.L. Kellogg Graduate School of Management at Northwestern University and is a member of the Board of the Dean’s Advisors of the Harvard Business School. Mr. Paulson is a member of the Advisory Board of the Tsinghua University School of Economics and Management and a member of the Governing Board of the Indian School of Business. He is also Chairman of the Board of Governors of The Nature Conservancy, Co-Chairman of the Asia/ Pacific Council of The Nature Conservancy and a member of the Board of Directors of The Peregrine Fund, Inc.

Lloyd C. Blankfein, 49

       Mr. Blankfein has been our President and Chief Operating Officer since January 15, 2004, and has been a director since April 2003. Prior to serving as our President and Chief Operating Officer, since April 2002 he was a Vice Chairman, with shared management responsibility for the Fixed Income, Currency and Commodities Division (FICC) and the Equities Division. Prior to becoming Vice Chairman, he had been Co-Head of FICC since its formation in 1997. From 1994 until then, he headed or co-headed the J. Aron Currency and Commodities Division. Mr. Blankfein is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as Co-Chair of the Harvard University Financial Aid Task Force, as a member of the Executive Committee of the Harvard University Committee on University Resources and as a member of the Board of Directors of The Robin Hood Foundation.

Alan M. Cohen, 53

       Mr. Cohen has been our Executive Vice President and Global Head of Compliance since February 2004. From 1991 until January 2004, he was a partner in the law firm of O’Melveny & Myers LLP. Mr. Cohen is also affiliated with the Chelsea Piers Scholarship Fund, a non-profit organization.

Edward C. Forst, 43

       Mr. Forst has been our Executive Vice President and Chief Administrative Officer since February 13, 2004. Prior to that, he was our Chief of Staff for FICC from November 2003 to February 2004 (after having served in that position earlier from July 2000 to March 2002), our Chief of Staff for the Equities Division from August 2003 to February 2004, and Co-Head of Global Credit Markets in FICC from March 2002 to August 2003. Prior to July 2000, Mr. Forst served as Co-Head of our Global Bank Debt business. Mr. Forst also serves as Vice Chairman of the Board of Directors and as a member of the Executive Committee of The Bond Market Association and as a corporation member of the Woods Hole Oceanographic Institution, a non-profit organization.

Robert S. Kaplan, 46

       Mr. Kaplan has been our Vice Chairman since April 2002. He served as global Co-Head of the Investment Banking Division from 1999 through April 2002 and was Co-Chief Operating Officer of global Investment Banking from 1998 to 1999. He became Head of the Americas Corporate Finance Department in 1994. Previously, he had been Head of Asia-Pacific Investment Banking from 1990 through 1993. Mr. Kaplan is a Director of Bed Bath & Beyond Inc., which is a public company. In addition, he is affiliated with certain non-profit organizations, including as Co-Chairman of the Board of The TEAK Fellowship, Co-Chairman of the Board of Project A.L.S. and a Director of The Jewish Theological Seminary, Everybody Wins, Inc. and The Jewish Museum.

Kevin W. Kennedy, 55

       Mr. Kennedy has been our Executive Vice President — Human Capital Management since December 2001. From 1999 until 2001, he served as a member of the Executive Office. From 1994 to 1999, he served as Head of the Americas Group, in the Investment Banking Division, and, from 1988 to 1994, as Head of Corporate Finance. Mr. Kennedy is a life trustee and a former Chairman of the Board of Hamilton College, a Managing Director and Vice President of the Board of the Metropolitan Opera, a trustee of the New York Public Library, a member of the Board of Directors of the Wallace Foundation and an honorary trustee of the Chewonki Foundation.

Gregory K. Palm, 55

       Mr. Palm has been our General Counsel and Executive Vice President and Head or Co-Head of the Legal Department since May 1999. He was General Counsel of The Goldman Sachs Group, L.P. and Co-Head of the Legal Department from 1992 to May 1999.

Esta E. Stecher, 46

       Ms. Stecher has been our General Counsel and Executive Vice President and Co-Head of the Legal Department since December 2000. From 1994 to 2000, she was Head of the firm’s Tax Department, and she continues to have senior oversight responsibility for the Tax Department. She is also a trustee of Columbia University.

David A. Viniar, 48

       Mr. Viniar has been our Chief Financial Officer and Executive Vice President since May 1999. He has been the Head of the Operations, Technology and Finance Division since December 2002. He was Head of the Finance Division and Co-Head of Credit Risk Management and Advisory and Firmwide Risk December 2001 to December 2002. Mr. Viniar was Co-Head of Operations, Finance and Resources from March 1999 to December 2001. He was Chief Financial Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. From July 1998 until March 1999, he was Deputy Chief Financial Officer and from 1994 until July 1998, he was Head of Finance, with responsibility for Controllers and Treasury. From 1992 to 1994, he was Head of Treasury and prior to that was in the Structured Finance Department of Investment Banking. He also serves on the Board of Trustees of Union College.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

       The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share on the NYSE for each full quarterly period during fiscal 2002 and 2003 is set forth under the caption “Supplemental Financial Information — Common Stock Price Range” on page 102 of the 2003 Annual Report to Shareholders, which is incorporated herein by reference. As of February 2, 2004, there were 6,038 holders of record of our common stock.

       During fiscal 2002 and 2003, dividends of $0.12 per share of common stock were declared on December 19, 2001, March 18, 2002, June 19, 2002, September 23, 2002, December 18, 2002 and March 19, 2003, and dividends of $0.25 per share of common stock were declared on June 24, 2003 and September 23, 2003. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions declared by our board of directors.

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

       The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of our fiscal year ended November 28, 2003.

			Total Number of	Maximum Number of
			Shares Purchased	Shares That May Yet
	Total Number	Average	as Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	Per Share	or Programs(2)	Programs(2)

Month #1	149,300	$86.00	149,300	9,779,153
(August 30, 2003 to September 26, 2003)
Month #2	1,200,700	$87.59	1,200,700	8,578,453
(September 27, 2003 to October 31, 2003)
Month #3	0	N/A	0	8,578,453
(November 1, 2003 to November 28, 2003)
Total(3)	1,350,000	$87.41	1,350,000

(1)	No shares were purchased other than through our publicly announced repurchase program during the fourth quarter of our fiscal year ended November 28, 2003.

(2)	On March 21, 2000, we announced that our board of directors had approved a share repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 60 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002 and January 30, 2004. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 20.28 million shares as of February 2, 2004; the repurchase program has no set expiration or termination date.

(3)	As a matter of policy, Goldman Sachs did not repurchase, during the third month of the fourth quarter, shares of its common stock as part of the repurchase program due to a standard self-imposed “black-out” period prior to the release of its quarterly earnings.

       Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under Part III, Item 12 of this Form 10-K and such information is incorporated herein by reference.

Item 6.	Selected Financial Data

       The Selected Financial Data table is set forth on page 103 of the 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

       Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the caption “Management’s Discussion and Analysis” on pages 32 to 66 of the 2003 Annual Report to Shareholders and is incorporated herein by reference. All of such information should be read in conjunction with the consolidated financial statements and the notes thereto, which are incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

       Quantitative and qualitative disclosure about market risk is set forth on pages 54 to 64 of the 2003 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis — Risk Management” and on pages 80 to 84 of such Annual Report in Note 3 to the consolidated financial statements, and is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

       The consolidated financial statements of the Registrant and its subsidiaries, together with the notes thereto and the Report of Independent Auditors thereon, are contained in the 2003 Annual Report to Shareholders on pages 67 to 100, and are incorporated herein by reference. In addition, the information on page 101 of the 2003 Annual Report to Shareholders under the caption “Supplemental Financial Information — Quarterly Results” is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

       As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended

November 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

       Information relating to the Registrant’s executive officers is included on pages 37 to 38 of this Annual Report on Form 10-K. Information relating to directors of the Registrant, including its audit committee and audit committee financial experts, is set forth under the caption “Election of Directors” on pages 5 to 9 of the Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on March 31, 2004 (the “2004 Proxy Statement”) and such information is incorporated herein by reference. Also incorporated herein by reference is the information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” on pages 30 to 31 of the 2004 Proxy Statement. Information relating to the Registrant’s Code of Business Conduct and Ethics that applies to its senior financial officers, as defined in the Code, is included on page 2 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

       Information relating to the Registrant’s executive officer and director compensation is set forth under the captions “Election of Directors — Employment Contracts and Change of Control Arrangements”, “— Director Compensation”, “— Executive Compensation” and “— Fiscal Year-End Option Holdings” on pages 10 to 15 of the 2004 Proxy Statement and all such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       Information relating to security ownership of certain beneficial owners of the Registrant’s common stock is set forth under the caption “Beneficial Owners of More Than Five Percent” on pages 27 to 28 of the 2004 Proxy Statement and information relating to the security ownership of the Registrant’s management is set forth under the caption “Beneficial Ownership of Directors, Nominees and Executive Officers” on pages 26 to 27 of the 2004 Proxy Statement and all such information is incorporated herein by reference.

       The following table provides information as of November 28, 2003, the last day of fiscal 2003, regarding securities issued under our equity compensation plans that were in effect during fiscal 2003, including those granted on December 17, 2003 for fiscal 2003 performance.

Number of
Securities
Remaining
Available for
		Number of	Weighted-	Future Issuance
		Securities to be	Average	Under Equity
		Issued Upon	Exercise Price	Compensation
		Exercise of	of Outstanding	Plans (Excluding
		Outstanding	Options,	Securities Reflected
		Options, Warrants	Warrants	in the Second
	Plan Category	and Rights	and Rights	Column)

Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan(1)	89,152,100 (2)	$75.4575 (2)	284,290,366	(3)(4)
Equity compensation plans not approved by security holders	None	—	—	—
Total		89,152,100 (2)	—	284,290,366	(3)(4)

(1)	The Goldman Sachs Amended and Restated Stock Incentive Plan (the “SIP”) was approved by the shareholders of Goldman Sachs at our 2003 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs 1999 Stock Incentive Plan, which was approved by our shareholders immediately prior to our initial public offering in May 1999 and under which no additional awards will be granted.

(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights, as well as the weighted-average exercise price of the outstanding options, warrants and rights, excludes approximately 240,000 options granted with a strike price of $0.01 or less in foreign jurisdictions that were intended to replicate the economic effect of our restricted stock units.

(3)	The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP initially may not exceed 250,000,000 shares. Beginning November 29, 2008 and each fiscal year thereafter, the number of shares of common stock that may be delivered pursuant to awards granted after April 1, 2003 under the SIP may not exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous fiscal years but not then covered by awards granted in such years.

(4)	Of the 284,290,366 shares remaining available for future issuance under the SIP (including shares that may be delivered in the future under existing awards), 47,498,349 of these shares may be issued pursuant to outstanding restricted stock units.

Item 13.	Certain Relationships and Related Transactions

       Information regarding certain relationships and related transactions is set forth under the caption “Certain Relationships and Related Transactions” on page 28 of the 2004 Proxy Statement and all such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

       Information regarding principal accountant fees and services is set forth under the caption “Ratification of Selection of Independent Auditors — Fees Paid to Independent Auditors” on page 29 of the 2004 Proxy Statement and all such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof and incorporated herein by reference to the corresponding page number in the 2003 Annual Report to Shareholders.
2.	Financial Statement Schedule The financial statement schedule required in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-3 through F-11 hereof.
3.	Exhibits
	2.1	Plan of Incorporation.*
	3.1	Amended and Restated Certificate of Incorporation of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
	3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 29, 2003).
	4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
	4.2	Subordinated Debt Indenture, dated as of February 20, 2004, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee.
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
	10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2003).†
	10.2	The Goldman Sachs Defined Contribution Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
	10.3	The Goldman Sachs Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2003).†
	10.4	Form of Employment Agreement (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
	10.5	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
	10.6	Form of Pledge Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†

10.7	Form of Award Agreement (Discretionary RSUs) (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.8	Form of Option Agreement (Discretionary Options) (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.9	Form of 2003 Year-End Option Award Agreement.†
10.10	Form of 2003 Year-End RSU Award Agreement.†
10.11	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.12	Form of Shareholders’ Agreement among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.13	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.15	Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit G to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock (No. 005-56295)).
10.16	Supplemental Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit H to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock).
10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.18	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.19	Pledge Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit F to Amendment No. 4 to Schedule 13D, filed July 11, 2000, relating to the Registrant’s common stock).
10.20	Form of Amendment No. 1, dated as of July 10, 2000, to the Pledge Agreement (filed as Exhibit 10.52) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.21	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.22	Form of Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†

10.23	Form of Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.24	Supplemental Registration Rights Instrument, dated as of December 21, 2000 (incorporated by reference to Exhibit AA to Amendment No. 12 to Schedule 13D, filed January 23, 2001, relating to the Registrant’s common stock).
10.25	Supplemental Registration Rights Instrument, dated as of December 21, 2001 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-74006)).
10.26	Supplemental Registration Rights Instrument, dated as of December 20, 2002 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-101093)).
10.27	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Dr. Ruth J. Simmons (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.28	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.29	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.30	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Lord Browne of Madingley (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.31	Letter, dated December 18, 2002, from The Goldman Sachs Group, Inc. to Mr. William W. George (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 29, 2002).†
10.32	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Claes Dahlbäck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003).†
10.33	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Edward M. Liddy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003).†
10.34	Supplemental Registration Rights Instrument, dated as of December 19, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 (No. 333-110371)).
12.1	Statement re computation of ratios of earnings to fixed charges.
13	The following portions of the Registrant’s 2003 Annual Report to Shareholders, which are incorporated by reference in this Annual Report on Form 10-K, are filed as an exhibit:
13.1	“Management’s Discussion and Analysis” (pages 32 to 66).

13.2	Consolidated Financial Statements of the Registrant and its subsidiaries, together with the Notes thereto and the Report of Independent Accountants thereon (pages 67 to 100).
13.3	“Supplemental Financial Information — Quarterly Results” and “— Common Stock Price Range” (pages 101 and 102).
13.4	Selected Financial Data (page 103).
21.1	List of subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on signature page).
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.
99.1	Opinion of PricewaterhouseCoopers LLP with respect to the Selected Financial Data, which is incorporated by reference in Part II, Item 6 hereof.

*	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449).

†	This exhibit is a management contract or a compensatory plan or arrangement.

       (b) Reports on Form 8-K:

On September 23, 2003, we filed a Current Report on Form 8-K reporting our earnings for our fiscal third quarter ended August 29, 2003.

On December 12, 2003, we filed a Current Report on Form 8-K announcing certain changes to our business segment reporting structure.

On December 18, 2003, we filed a Current Report on Form 8-K reporting our earnings for our fiscal fourth quarter and fiscal year ended November 28, 2003.

On December 19, 2003, we filed a Current Report on Form 8-K announcing certain management changes.

THE GOLDMAN SACHS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 15(a)(1) AND 15(a)(2)

	Page Reference

		2003 Annual
		Report to
	Form 10-K	Shareholders

Consolidated Financial Statements
Report of Independent Auditors		67
Consolidated Statements of Earnings		68
Consolidated Statements of Financial Condition		69
Consolidated Statements of Changes in Shareholders’ Equity		70
Consolidated Statements of Cash Flows		71
Consolidated Statements of Comprehensive Income		72
Notes to Consolidated Financial Statements		73

Financial Statement Schedule
Schedule I — Condensed Financial Information of Registrant (Parent Company Only)	F-3 to F-11
Report of Independent Auditors	F-2
Condensed Statements of Earnings	F-3
Condensed Statements of Financial Condition	F-4
Condensed Statements of Cash Flows	F-5
Notes to Condensed Nonconsolidated Financial Statements	F-6

       Specifically incorporated elsewhere herein by reference are certain portions of the following unaudited items:

(i)	Management’s Discussion and Analysis;	32 to 66
(ii)	Supplemental Financial Information — Quarterly Results;	101
(iii)	Supplemental Financial Information — Common Stock Price Range; and	102
(iv)	Supplemental Financial Information — Selected Financial Data.	103

       Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the consolidated financial statements and notes thereto in the 2003 Annual Report to Shareholders, which information is incorporated herein by reference.

REPORT OF INDEPENDENT AUDITORS

To the Directors and Shareholders of

The Goldman Sachs Group, Inc.:

       Our audits of the consolidated financial statements referred to in our report dated January 26, 2004 appearing in the 2003 Annual Report to Shareholders of The Goldman Sachs Group, Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York

January 26, 2004

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF EARNINGS (PARENT COMPANY ONLY)

	Year Ended November

	2003	2002	2001

	(in millions)
Revenues
Equity in earnings of subsidiaries	$3,571	$2,754	$3,820
Principal investments	466	2	(124)
Interest income	2,181	2,135	3,785

Total revenues	6,218	4,891	7,481
Interest expense	2,154	2,131	3,882

Revenues, net of interest expense	4,064	2,760	3,599
Operating expenses
Compensation and benefits	226	118	167
Other	2	115	120

Total operating expenses	228	233	287
Pre-tax earnings	3,836	2,527	3,312
Provision for taxes	831	413	1,002

Net earnings	$3,005	$2,114	$2,310

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF FINANCIAL CONDITION (PARENT COMPANY ONLY)

	As of November

	2003	2002

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$1	$1
Financial instruments owned, at fair value	6,702	5,089
Receivables from affiliates	68,925	56,026
Subordinated loan receivables from affiliates	16,784	13,312
Investments in subsidiaries	20,625	17,930
Other assets	2,133	2,875

Total assets	$115,170	$95,233

Liabilities and shareholders’ equity
Short-term borrowings, including the current portion of long-term borrowings	$37,870	$35,001
Payables to affiliates	2,545	2,294
Other liabilities and accrued expenses	1,073	968
Long-term borrowings
With third parties	49,087	35,123
With affiliates	2,963	2,844

Total liabilities	93,538	76,230
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 527,371,946 and 515,084,810 shares issued as of November 2003 and November 2002, respectively, and 473,014,926 and 472,940,724 shares outstanding as of November 2003 and November 2002, respectively	5	5
Restricted stock units and employee stock options	2,984	3,517
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	13,562	12,750
Retained earnings	9,914	7,259
Unearned compensation	(339)	(845)
Accumulated other comprehensive income/(loss)	6	(122)
Treasury stock, at cost, par value $0.01 per share; 54,357,020 and 42,144,086 shares as of November 2003 and November 2002, respectively	(4,500)	(3,561)

Total shareholders’ equity	21,632	19,003

Total liabilities and shareholders’ equity	$115,170	$95,233

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS (PARENT COMPANY ONLY)

	Year Ended November

	2003	2002	2001

	(in millions)
Cash flows from operating activities
Net earnings	$3,005	$2,114	$2,310
Noncash items included in net earnings
Undistributed earnings of subsidiaries	(1,323)	(118)	(1,246)
Depreciation and amortization	99	97	90
Deferred income taxes	225	52	490
Stock-based compensation	67	31	23
Other, net	(17)	(14)	(9)
Changes in operating assets and liabilities
Financial instruments owned, at fair value	(2,126)	938	879
Other, net	318	(928)	34

Net cash provided by operating activities	248	2,172	2,571
Cash flows from investing activities
Receivables from affiliates, net	(12,025)	(6,568)	(3,547)
Subordinated loan receivables from affiliates	(3,472)	(1,200)	294
Investment in subsidiaries, net	(165)	(774)	(456)
Property, leasehold improvements and equipment	(8)	(44)	(134)
Business combinations	(740)	(68)	(314)
Other investments	339	(1,165)	(1,391)

Net cash used for investing activities	(16,071)	(9,819)	(5,548)
Cash flows from financing activities
Short-term borrowings, net	164	4,332	3,957
Issuance of long-term borrowings	22,168	13,616	6,315
Repayment of long-term borrowings, including the current portion of long-term borrowings	(5,363)	(8,657)	(5,631)
Common stock repurchased	(939)	(1,475)	(1,438)
Dividends paid	(350)	(228)	(231)
Proceeds from issuance of common stock	143	60	5

Net cash provided by financing activities	15,823	7,648	2,977
Net increase/(decrease) in cash and cash equivalents	—	1	—
Cash and cash equivalents, beginning of year	1	—	—

Cash and cash equivalents, end of year	$1	$1	$—

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest were $1.97 billion, $2.21 billion and $3.84 billion for the years ended November 2003, November 2002 and November 2001, respectively.

Cash payments for income taxes, net of refunds, were $324 million, $546 million and $545 million for the years ended November 2003, November 2002 and November 2001, respectively.

Noncash activities:

The value of common stock issued in connection with business combinations was $165 million, $47 million and $223 million for the years ended November 2003, November 2002 and November 2001, respectively.

Stock-based compensation expense included in subsidiary net earnings was $644 million, $609 million and $766 million for the years ended November 2003, November 2002 and November 2001, respectively.

The accompanying notes are an integral part of these condensed financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS

(PARENT COMPANY ONLY)

Note 1.     Significant Accounting Policies

Basis of Presentation

       The condensed nonconsolidated financial statements of The Goldman Sachs Group, Inc. (the parent company) should be read in conjunction with the consolidated financial statements of The Goldman Sachs Group, Inc. and subsidiaries (the firm) and notes thereto (the consolidated financial statements), which are incorporated by reference in this Form 10-K.

       Investments in subsidiaries are accounted for using the equity method.

       These condensed nonconsolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make estimates and assumptions regarding fair value measurement, accounting for goodwill and identifiable intangible assets, the provision for potential losses that may arise from litigations and regulatory proceedings and other matters that affect the condensed nonconsolidated financial statements and related disclosures. These estimates and assumptions are based on the best available information; nonetheless, actual results could be materially different from these estimates.

       Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Affiliate Transactions

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

       In addition, the parent company charges certain affiliates for rental and other costs relating to properties occupied by those affiliates.

       Interest income is largely generated from loans made to affiliates.

THE GOLDMAN SACHS GROUP, INC.

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS

(PARENT COMPANY ONLY) — (Continued)

Note 2.     Long-Term Borrowings

       Long-term borrowings with third parties are set forth below:

	As of November

	2003	2002

	(in millions)
Fixed rate obligations(1)
U.S. dollar	$26,647	$18,104
Non-U.S. dollar	8,303	4,124
Floating rate obligations(2)
U.S. dollar	8,776	9,768
Non-U.S. dollar	5,361	3,127

Total	$49,087	$35,123

(1)	During 2003 and 2002, interest rates on U.S. dollar fixed rate obligations ranged from 4.13% to 12.00% and from 5.50% to 12.00%, respectively. During 2003 and 2002, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.70% to 8.88% and from 1.20% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR, the U.S. Treasury bill rate or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

       Long-term borrowings with third parties by fiscal maturity date are set forth below:

	As of November

	2003(1)(2)(3)			2002(2)

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total

	(in millions)
2004	$—	$—	$—	$6,801	$158	$6,959
2005	6,765	3,438	10,203	4,803	2,725	7,528
2006	4,471	1,580	6,051	1,349	883	2,232
2007	843	557	1,400	899	566	1,465
2008	2,881	2,236	5,117	222	355	577
2009-thereafter	20,463	5,853	26,316	13,797	2,565	16,362

Total	$35,423	$13,664	$49,087	$27,871	$7,252	$35,123

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as “short-term borrowings” in the condensed non-consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of the parent company are reflected at their contractual maturity dates. Certain long-term borrowings that may be redeemable prior to

THE GOLDMAN SACHS GROUP, INC.

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS

(PARENT COMPANY ONLY) — (Continued)

maturity at the option of the holder are reflected at the date such options first become exercisable.

(3)	Long-term borrowings have maturities that range from one to 30 years from the date of issue.

       The parent company enters into derivative contracts with affiliates, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements and equity-linked contracts, to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the aggregate carrying value of these long-term borrowings and related hedges approximates fair value.

       The effective weighted average interest rates for long-term borrowings, after hedging activities, are set forth below:

	As of November

	2003		2002

	Amount	Rate	Amount	Rate

	($ in millions)
Fixed rate obligations	$637	10.99%	$692	10.85%
Floating rate obligations	48,450	1.73	34,431	2.23

Total	$49,087	1.85	$35,123	2.40

       Long-term borrowings with affiliates are set forth below:

	As of
	November

	2003	2002

	(in millions)
Fixed rate obligations(1)
U.S. dollar	$682	$682
Non-U.S. dollar	485	366
Floating rate obligations(2)
U.S. dollar	1,796	1,796
Non-U.S. dollar	—	—

Total	$2,963	$2,844

(1)	During 2003 and 2002, the interest rate on U.S. dollar fixed rate obligations was 5.78%. During 2003 and 2002, interest rates on non-U.S. dollar fixed rate obligations ranged from 3.35% to 6.00%.

(2)	Floating interest rates generally are based on LIBOR.

THE GOLDMAN SACHS GROUP, INC.

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS

(PARENT COMPANY ONLY) — (Continued)

       Long-term borrowings with affiliates by fiscal maturity date are set forth below:

	As of November

	2003(1)			2002

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total

	(in millions)
2004	$—	$—	$—	$—	$—	$—
2005	—	—	—	—	—	—
2006	297	—	297	297	—	297
2007	—	44	44	—	—	—
2008	—	173	173	—	144	144
2009-thereafter	2,181	268	2,449	2,181	222	2,403

Total	$2,478	$485	$2,963	$2,478	$366	$2,844

(1)	Long-term borrowings with affiliates have maturities that range from three to eight years from the date of issue.

Note 3.	Commitments, Contingencies and Guarantees

Commitments

       The parent company provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $119 million and $164 million as of November 2003 and November 2002, respectively.

       The parent company acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the parent company had commitments to invest up to $1.30 billion and $1.33 billion in corporate and real estate merchant banking investment funds as of November 2003 and November 2002, respectively.

       The parent company had other purchase commitments of $5 million and $7 million as of November 2003 and November 2002, respectively.

       The parent company has obligations under long-term noncancelable lease agreements, principally for office space occupied by affiliates, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and

THE GOLDMAN SACHS GROUP, INC.

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS

(PARENT COMPANY ONLY) — (Continued)

other charges. Future minimum rental payments, which are generally reimbursed by affiliates, are set forth below:

(in millions)

Minimum rental payments
2004	$135
2005	87
2006	89
2007	90
2008	92
2009-thereafter	911

Total	$1,404

Contingencies

       The parent company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm’s financial condition, but may be material to the parent company’s operating results for any particular period, depending, in part, upon the operating results for such period.

Guarantees

       The parent company guarantees many of the obligations of its consolidated subsidiaries including its largest operating entities in Europe and Asia and many of its primary derivatives and commodities trading entities as well as certain other subsidiaries. The parent company typically does not guarantee all of the obligations of any particular subsidiary; rather, it guarantees obligations on a transaction-by-transaction basis, as negotiated with the counterparty. The parent company typically does not issue guarantees of the obligations of its U.S. broker-dealer subsidiaries, although the parent company is the general partner of Goldman, Sachs & Co. The parent company is unable to develop an estimate of the maximum payout under these guarantees. However, because the guaranteed obligations are obligations of consolidated subsidiaries, the parent company’s liabilities as guarantor are included in the liabilities of the firm that are already reported and disclosed in the consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC.

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS

(PARENT COMPANY ONLY) — (Continued)

       The following table sets forth certain information about guarantees issued by the parent company in respect of non-consolidated affiliates and third parties as of November 2003:

	Maximum Payout by Period of Expiration(1)

	Carrying		2005-	2007-	2009-
	Value	2004	2006	2008	Thereafter	Total

	(in millions)
Fund related commitments	$—	$44	$20	$2	$2	$68
Miscellaneous	80	59	18	—	68	145

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

       In the normal course of its business, the parent company indemnifies and guarantees certain service providers, such as custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the parent company or its affiliates. The parent company also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. The parent company is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the parent company will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed non-consolidated financial statement as of November 2003.

       The parent company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The parent company may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the parent company may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The parent company is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the parent company will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed non-consolidated financial statements as of November 2003.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

BY:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

Date: February 24, 2004

II-1

POWER OF ATTORNEY

       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry M. Paulson, Jr., Lloyd C. Blankfein, David A. Viniar, Gregory K. Palm and Esta E. Stecher, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ HENRY M. PAULSON, JR. Henry M. Paulson, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2004

/s/ LLOYD C. BLANKFEIN Lloyd C. Blankfein	Director	February 24, 2004

/s/ LORD BROWNE OF MADINGLEY Lord Browne of Madingley	Director	February 24, 2004

/s/ JOHN H. BRYAN John H. Bryan	Director	February 24, 2004

/s/ CLAES DAHLBÄCK Claes Dahlbäck	Director	February 24, 2004

/s/ WILLIAM W. GEORGE William W. George	Director	February 24, 2004

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 24, 2004

/s/ EDWARD M. LIDDY Edward M. Liddy	Director	February 24, 2004

/s/ RUTH J. SIMMONS Ruth J. Simmons	Director	February 24, 2004

/s/ DAVID A. VINIAR David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 24, 2004

/s/ SARAH E. SMITH Sarah E. Smith	Principal Accounting Officer	February 24, 2004

II-2