Form 10-Q
period 2004-02-27
GOLDMAN SACHS GROUP INC/
filed 2004-04-06
CIK 886982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 27, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

          As of April 2, 2004 there were 482,577,222 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:     Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

	Three Months
	Ended February

	2004	2003

	(in millions, except
	per share amounts)
Revenues
Investment banking	$754	$626
Trading and principal investments	3,819	2,367
Asset management and securities services	787	469
Interest income	2,545	2,632

Total revenues	7,905	6,094
Interest expense	1,873	1,907
Cost of power generation	104	—

Revenues, net of interest expense and cost of power generation	5,928	4,187

Operating expenses
Compensation and benefits	2,964	2,094
Amortization of employee initial public offering and acquisition awards	31	49

Brokerage, clearing and exchange fees	233	190
Market development	62	55
Communications and technology	112	117
Depreciation and amortization	135	157
Amortization of identifiable intangible assets	32	32
Occupancy	170	223
Professional services and other	260	252

Total non-compensation expenses	1,004	1,026

Total operating expenses	3,999	3,169

Pre-tax earnings	1,929	1,018
Provision for taxes	636	356

Net earnings	$1,293	$662

Earnings per share
Basic	$2.63	$1.35
Diluted	2.50	1.29
Dividends declared per common share	$0.25	$0.12
Average common shares outstanding
Basic	492.0	489.3
Diluted	517.1	512.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	As of

	February	November
	2004	2003

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$6,950	$7,087
Cash and securities segregated in compliance with U.S. federal and other regulations	39,762	29,715
Receivables from brokers, dealers and clearing organizations	10,089	9,197
Receivables from customers and counterparties	35,129	27,180
Securities borrowed	132,059	129,118
Securities purchased under agreements to resell	27,182	26,856

Financial instruments owned, at fair value	149,002	139,029
Financial instruments owned and pledged as collateral, at fair value	27,683	21,690

Total financial instruments owned, at fair value	176,685	160,719

Other assets	15,429	13,927

Total assets	$443,285	$403,799

Liabilities and shareholders’ equity
Short-term borrowings, including the current portion of long-term borrowings	$50,183	$44,202
Payables to brokers, dealers and clearing organizations	5,279	3,515
Payables to customers and counterparties	120,280	105,513
Securities loaned	22,303	17,528
Securities sold under agreements to repurchase	39,116	43,084
Financial instruments sold, but not yet purchased, at fair value	107,601	102,699
Other liabilities and accrued expenses	7,153	8,144
Long-term borrowings	69,135	57,482

Total liabilities	421,050	382,167

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 541,760,831 and 527,371,946 shares issued as of February 2004 and November 2003, respectively, and 482,724,151 and 473,014,926 shares outstanding as of February 2004 and November 2003, respectively	5	5
Restricted stock units and employee stock options	1,640	2,984
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	14,717	13,562
Retained earnings	11,082	9,914
Unearned compensation	(273)	(339)
Accumulated other comprehensive income	29	6
Treasury stock, at cost, par value $0.01 per share; 59,036,680 and 54,357,020 shares as of February 2004 and November 2003, respectively	(4,965)	(4,500)

Total shareholders’ equity	22,235	21,632

Total liabilities and shareholders’ equity	$443,285	$403,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Period Ended

	February	November
	2004	2003

	(in millions, except
	per share amounts)
Common stock, par value $0.01 per share
Balance, beginning of year	$5	$5
Issued	—	—

Balance, end of period	5	5

Restricted stock units and employee stock options
Balance, beginning of year	2,984	3,517
Issued	117	339
Delivered	(1,453)	(714)
Forfeited	(7)	(156)
Options exercised	(1)	(2)

Balance, end of period	1,640	2,984

Additional paid-in capital
Balance, beginning of year	13,562	12,750
Issuance of common stock	1,016	709
Excess net tax benefit related to delivery of stock-based awards	139	103

Balance, end of period	14,717	13,562

Retained earnings
Balance, beginning of year	9,914	7,259
Net earnings	1,293	3,005
Dividends declared	(125)	(350)

Balance, end of period	11,082	9,914

Unearned compensation
Balance, beginning of year	(339)	(845)
Restricted stock units granted	—	(6)
Restricted stock units forfeited	1	48
Amortization of restricted stock units	65	464

Balance, end of period	(273)	(339)

Accumulated other comprehensive income
Balance, beginning of year	6	(122)
Currency translation adjustment, net of tax	23	128

Balance, end of period	29	6

Treasury stock, at cost, par value $0.01 per share
Balance, beginning of year	(4,500)	(3,561)
Repurchased	(465)	(939)

Balance, end of period	(4,965)	(4,500)

	$22,235	$21,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months
	Ended February

	2004	2003

	(in millions)
Cash flows from operating activities
Net earnings	$1,293	$662
Noncash items included in net earnings
Depreciation and amortization	135	157
Amortization of identifiable intangible assets	32	32
Stock-based compensation	161	127
Changes in operating assets and liabilities
Cash and securities segregated in compliance with U.S. federal and other regulations	(9,983)	(2,850)
Net receivables from brokers, dealers and clearing organizations	873	6,985
Net payables to customers and counterparties	6,656	(463)
Securities borrowed, net of securities loaned	1,834	4,479
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(4,294)	3,877
Financial instruments owned, at fair value	(15,116)	(29,515)
Financial instruments sold, but not yet purchased, at fair value	4,901	9,386
Other, net	(1,324)	(1,007)

Net cash used for operating activities	(14,832)	(8,130)

Cash flows from investing activities
Property, leasehold improvements and equipment	(157)	(113)
Business combinations, net of cash acquired	(94)	—
Other investments	(204)	(1,402)

Net cash used for investing activities	(455)	(1,515)

Cash flows from financing activities
Short-term borrowings, net	2,964	6,020
Issuance of long-term borrowings	15,289	6,053
Repayment of long-term borrowings, including the current portion of long-term borrowings	(2,729)	(2,350)
Derivative contracts with a financing element	57	—
Common stock repurchased	(465)	(270)
Dividends paid	(125)	(57)
Proceeds from issuance of common stock	159	15

Net cash provided by financing activities	15,150	9,411

Net decrease in cash and cash equivalents	(137)	(234)
Cash and cash equivalents, beginning of year	7,087	4,822

Cash and cash equivalents, end of period	$6,950	$4,588

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $2.01 billion and $1.99 billion during the three months ended February 2004 and February 2003, respectively.

Cash payments for income taxes, net of refunds, were $212 million and $146 million during the three months ended February 2004 and February 2003, respectively.

Noncash activities:

During the three months ended February 2004, the firm assumed $1.46 billion of nonrecourse debt in connection with a business combination.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months
	Ended February

	2004	2003

	(in millions)
Net earnings	$1,293	$662
Currency translation adjustment, net of tax	23	104

Comprehensive income	$1,316	$766

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

       The firm’s activities are divided into three segments:

•	Investment Banking. The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals.

•	Trading and Principal Investments. The firm facilitates customer transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in, and trading of, fixed income and equity products, currencies, commodities and derivatives on such products. In addition, the firm engages in floor-based and electronic market making as a specialist on U.S. equities and options exchanges and clears customer transactions on major stock, options and futures exchanges worldwide. In connection with the firm’s merchant banking and other investment activities, the firm makes principal investments directly and through funds that the firm raises and manages.

•	Asset Management and Securities Services. The firm offers a broad array of investment strategies, advice and planning across all major asset classes to a diverse client base of institutions and individuals, and provides prime brokerage, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations, endowments and high-net-worth individuals.

Note 2.	Significant Accounting Policies

Basis of Presentation

       These condensed consolidated financial statements include the accounts of Group Inc. and all other entities in which the firm has a controlling financial interest. All material intercompany transactions and balances have been eliminated. The firm determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity, a variable interest entity (VIE), a special-purpose entity (SPE) or a qualifying special-purpose entity (QSPE) under generally accepted accounting principles.

       Voting interest entities are entities in which the total equity investment at risk is sufficient to enable each entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities.

       Voting interest entities are consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended. ARB No. 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has all, or a majority of, the voting interest.

       As defined in Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” VIEs are entities that lack one or more of the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

characteristics of a voting interest entity described above. Prior to the issuance of FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 states that a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE under FIN No. 46.

       In January 2003, the FASB issued FIN No. 46. In accordance with its original provisions, the firm adopted FIN No. 46 immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the firm was initially required to adopt FIN No. 46 no later than November 2003. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which clarified and revised the accounting and transition guidance for VIEs. As of February 2004 and November 2003, the firm adopted FIN No. 46 or FIN No. 46-R for substantially all VIEs in which it held a variable interest as of February 2004 and November 2003, respectively.

       In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the firm does not consolidate QSPEs. QSPEs are passive entities that hold financial assets transferred to them and are commonly used in mortgage and other securitization transactions. Prior to the adoption of FIN No. 46 or FIN No. 46-R, as applicable, the firm consolidated all nonqualifying SPEs if the firm controlled the SPE, held a majority of the SPE’s substantive risks and rewards, or had transferred assets to the SPE and independent investors had not made a substantive majority equity investment in legal form.

       When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting or economic interest of 20% to 50%), the firm accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

       If the firm does not have a controlling financial interest in, or exert significant influence over, an entity, the firm accounts for its investment at fair value.

       The firm’s financial interests in, and derivative transactions with, nonconsolidated SPEs and VIEs are accounted for at fair value, in the same manner as other financial instruments. As of February 2004, the firm had no material additional financial commitments or guarantees in respect of these entities.

       The firm also has formed numerous nonconsolidated merchant banking funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and does not hold a majority of the economic interests in any fund. Where the firm holds an interest that is significant to a fund, it is subject to removal as general partner. The firm’s aggregate investment in funds in which it holds a significant interest was $1.57 billion as of both February 2004 and November 2003. Such fund investments are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition. Total assets in these funds were approximately $13 billion as of December 31, 2003 (the most recent investment fund reporting date).

       These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Group Inc. for the fiscal year ended November 28, 2003. The condensed consolidated financial information as of November 28, 2003 has been derived from

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

       These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make estimates and assumptions regarding fair value measurements, the accounting for goodwill and identifiable intangible assets, the provision for potential losses that may arise from litigation and regulatory proceedings, and other matters that affect the condensed consolidated financial statements and related disclosures. These estimates and assumptions are based on the best available information; nonetheless, actual results could be materially different from these estimates.

       These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

       Unless otherwise stated herein, all references to February 2004 and February 2003 refer to the firm’s fiscal periods ended, or the dates, as the context requires, February 27, 2004 and February 28, 2003, respectively. All references to November 2003 refer to the firm’s fiscal year ended, or the date, as the context requires, November 28, 2003.

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

       Repurchase Agreements and Collateralized Financing Arrangements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade foreign sovereign obligations, represent short-term collateralized financing transactions and are carried in the condensed consolidated statements of financial condition at their contractual amounts plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” are satisfied. The firm takes possession of securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate.

       Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. These transactions are generally collateralized by cash, securities or letters of credit. The firm takes possession of securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Income or expense on repurchase agreements and collateralized financing arrangements is recognized as interest over the life of the transaction.

       Financial Instruments. The condensed consolidated statements of financial condition generally reflect purchases and sales of financial instruments on a trade-date basis.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

       In determining fair value, the firm separates financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments.

       The fair values of cash trading instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with a reasonable level of price transparency. The types of instruments valued in this manner include U.S. government and agency securities, other sovereign government obligations, liquid mortgage products, investment-grade corporate bonds, listed equities, money market securities, state, municipal and provincial obligations, and physical commodities.

       Certain cash trading instruments trade infrequently and, therefore, have little or no price transparency. Such instruments may include certain high-yield debt, corporate bank loans, mortgage whole loans and distressed debt. The firm values these instruments using methodologies such as the present value of known or estimated cash flows and generally does not adjust underlying valuation assumptions unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios and changes in the credit ratings of the underlying companies).

       Cash trading instruments owned by the firm (long positions) are marked to bid prices and instruments sold but not yet purchased (short positions) are marked to offer prices. If liquidating a position is reasonably expected to affect its prevailing market price, the valuation is adjusted generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine this adjustment.

       The fair values of the firm’s derivative contracts include cash that the firm has paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements) and consist of exchange-traded and over-the-counter (OTC) derivatives. The fair values of the firm’s exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The firm uses a variety of valuation models including the present value of known or estimated cash flows, option-pricing models and option-adjusted spread models. The valuation models used to derive the fair values of the firm’s OTC derivatives require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

       At the inception of an OTC derivative contract (day one), the firm values the contract at the model value if the firm can verify all of the significant model inputs to observable market data and verify the model value to market transactions. When appropriate, valuations are adjusted to take account of various factors such as liquidity, bid/offer and credit considerations. These adjustments are generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine these adjustments.

       Where the firm cannot verify all of the significant model inputs to observable market data and verify the model value to market transactions, the firm values the contract at the transaction price at inception and, consequently, records no day one gain or loss in accordance with Emerging Issues

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

       Following day one, the firm adjusts the inputs to valuation models only to the extent that changes in such inputs can be verified by similar market transactions, third-party pricing services and/or broker quotes or can be derived from other substantive evidence such as empirical market data. In circumstances where the firm cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

       In valuing corporate and real estate principal investments, the firm’s portfolio is separated into investments in private companies, investments in public companies (excluding the firm’s investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG)) and the firm’s investment in SMFG.

       The firm’s private principal investments, by their nature, have little to no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if it is determined that the expected realizable value of the investment is less than the carrying value. In reaching that determination, many factors are considered, including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

       The firm’s public principal investments, which tend to be large, concentrated holdings that resulted from initial public offerings or other corporate transactions, are valued using quoted market prices discounted for restrictions on sale. If liquidating a position is reasonably expected to affect market prices, valuations are adjusted accordingly based on predetermined written policies.

       The firm’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of the transfer restrictions on the firm’s investment and the downside protection on the conversion strike price.

       In general, transfers of financial assets are accounted for as sales under SFAS No. 140 when the firm has relinquished control over the transferred assets. For transfers accounted for as sales, any related gains or losses are recognized in net revenues. Transfers that are not accounted for as sales are accounted for as repurchase agreements or collateralized financing arrangements, with the related interest expense recognized in net revenues over the lives of the transactions.

       Commissions. The firm generates commissions from executing and clearing client transactions on stock, options and futures markets worldwide. These commissions are recorded on a trade-date basis in “Trading and principal investments” in the condensed consolidated statements of earnings.

       Power Generation. Power generation revenues are included in “Trading and principal investments” in the condensed consolidated statements of earnings when power is delivered. “Cost of power generation” in the condensed consolidated statement of earnings includes all of the direct costs of the firm’s power plant operations (e.g., fuel, operations and maintenance), as well as the depreciation and amortization associated with the plant and related contractual assets.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

       Merchant Banking Overrides. The firm is entitled to receive merchant banking overrides (i.e., an increased share of a fund’s income and gains) when the return on the funds’ investments exceeds certain threshold returns. Overrides are based on investment performance over the life of each merchant banking fund, and future investment underperformance may require amounts previously distributed to the firm to be returned to the funds. Accordingly, overrides are recognized in the condensed consolidated statements of earnings only when all material contingencies have been resolved. Overrides are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

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

   Stock-Based Compensation

       Effective for fiscal 2003, the firm began to account for stock-based employee compensation in accordance with the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” using the prospective adoption method. Under this method of adoption, compensation expense is recognized over the relevant service period based on the fair value of stock options and restricted stock units granted for fiscal 2003 and future years. No unearned compensation is included in “Shareholders’ equity” for such stock options and restricted stock units granted. Rather, such stock options and restricted stock units are included in “Shareholders’ equity” under SFAS No. 123 when services required from employees in exchange for the awards are rendered and expensed.

       Compensation expense resulting from stock options and restricted stock units granted for the years ended November 2002 and prior years was, and continues to be, accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Therefore, no compensation expense was, or will be, recognized for those unmodified stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. Compensation expense for restricted stock units issued for the years prior to fiscal 2003 was, and continues to be, recognized over the relevant service periods using amortization schedules based on the applicable vesting provisions.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

       If the firm were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the year ended November 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and EPS as presented below:

		Three Months
		Ended February

		2004	2003

		(in millions, except
		per share amounts)
Net earnings, as reported		$1,293	$662
Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	104	81
Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under the fair-value method for all awards	(152)	(173)

Pro forma net earnings		$1,245	$570

EPS, as reported
Basic		$2.63	$1.35
Diluted		2.50	1.29
Pro forma EPS
Basic		$2.53	$1.16
Diluted		2.41	1.11

Foreign Currency Translation

       Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the condensed consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange for the fiscal period. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, on the condensed consolidated statements of comprehensive income. Hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the condensed consolidated statements of comprehensive income. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the condensed consolidated statements of earnings.

Recent Accounting Developments

       In January 2003, the FASB issued FIN No. 46. In accordance with its original provisions, the firm adopted FIN No. 46 immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the firm was initially required to adopt FIN No. 46 no later than November 2003. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which clarified and revised the accounting and transition guidance for VIEs. As of February 2004 and November 2003, the firm adopted FIN No. 46 or FIN No. 46-R for substantially all VIEs in which the firm held a variable interest as of February 2004 and November 2003, respectively. The effect of the firm’s adoption of FIN No. 46 and the early application of FIN No. 46-R to certain structures was not material to the firm’s financial condition, results of operations or cash flows. Management is still evaluating the effect of full adoption of FIN No. 46-R for the firm’s second quarter of 2004, but does

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

not currently expect full adoption to have a material effect on the firm’s financial condition, results of operations or cash flows.

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

       In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003, except for those provisions relating to noncontrolling interests that have been deferred. As required, the firm adopted the applicable provisions of SFAS No. 150 to all financial instruments at the beginning of the firm’s fourth quarter of 2003. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows. If the deferred provisions are finalized in their current form, management does not expect adoption to have a material effect on the firm’s financial condition, results of operations or cash flows.

       In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) amends employers’ disclosures about pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. Interim period disclosure is generally effective for the firm’s second quarter of 2004. Required annual disclosure is effective for the firm’s year ending 2004. The firm has elected to early adopt the interim period disclosures for the firm’s first quarter of 2004. See Note 11 for further information regarding the firm’s employee benefit plans.

       In January 2004, the FASB issued the FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). In accordance with FSP No. FAS 106-1, the firm has elected to defer the accounting for the effects of the Act. Management does not expect adoption of FSP No. FAS 106-1 to have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3.     Financial Instruments

Fair Value of Financial Instruments

       The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value, and financial instruments sold, but not yet purchased, at fair value:

	As of

	February 2004		November 2003

	Assets	Liabilities	Assets	Liabilities

	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$4,480	$—	$4,987	$—
U.S. government, federal agency and sovereign obligations	40,104	33,092	36,634	34,003
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	13,220	286	11,768	363
Investment-grade corporate bonds	9,743	5,183	9,862	4,641
Bank loans	8,203	257	6,706	264
High-yield securities	4,947	1,711	4,817	1,394
Preferred stock	4,320	248	3,822	163
Other	547	375	569	157

	40,980	8,060	37,544	6,982
Equities and convertible debentures	39,211	23,799	35,006	19,651
State, municipal and provincial obligations	865	—	459	—
Derivative contracts	50,706	42,258	45,733	41,886
Physical commodities	339	392	356	177

Total	$176,685	$107,601	$160,719	$102,699

Derivative Activities

       Derivative contracts are instruments, such as futures, forwards, swaps or option contracts, that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange. Derivatives may involve future commitments to purchase or sell financial instruments or commodities, or to exchange currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, securities, commodities or indices.

       Certain cash instruments, such as mortgage-backed securities, interest-only and principal-only obligations, and indexed debt instruments, are not considered derivatives even though their values or contractually required cash flows are derived from the price of some other security or index. However, certain commodity-related contracts are included in the firm’s derivatives disclosure, as these contracts may be settled in cash or are readily convertible into cash.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

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

       The firm also enters into derivative contracts to manage the interest rate, currency and equity-linked exposure on its long-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements, currency swap agreements and equity-linked contracts, which are primarily utilized to convert a substantial portion of the firm’s long-term debt into U.S. dollar-based floating rate obligations. Certain interest rate swap contracts are designated as fair-value hedges. The gains or losses associated with the ineffective portion of these fair-value hedges are included in “Trading and principal investments” in the condensed consolidated statements of earnings and were not material for the three months ended February 2004 and February 2003.

       Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of

	February 2004		November 2003

	Assets	Liabilities	Assets	Liabilities

		(in millions)
Forward settlement contracts	$7,455	$8,356	$8,134	$9,271
Swap agreements	30,404	20,329	25,471	17,317
Option contracts	12,847	13,573	12,128	15,298

Total	$50,706	$42,258	$45,733	$41,886

Securitization Activities

       The firm securitizes commercial and residential mortgages, home equity loans, government and corporate bonds, and other types of financial assets. The firm acts as underwriter of the beneficial interests that are sold to investors. The firm derecognizes financial assets transferred in securitizations provided it has relinquished control over such assets. Transferred assets are accounted for at fair value prior to securitization. Net revenues related to these underwriting activities are recognized in connection with the sales of the underlying beneficial interests to investors.

       The firm may retain interests in securitized financial assets, which it generally attempts to sell as quickly as possible, subject to prevailing market conditions. Retained interests are accounted for at fair value and included in “Total financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

       During the three months ended February 2004 and February 2003, the firm securitized $13.85 billion and $28.80 billion, respectively, of financial assets, including $3.96 billion and $23.11 billion, respectively, of agency mortgage-backed securities. Cash flows received on retained interests and other securitization cash flows were approximately $230 million and $308 million for the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

three months ended February 2004 and February 2003, respectively. As of February 2004, the firm held $3.93 billion of retained interests, including $3.76 billion held in QSPEs.

       As of February 2004, the fair value of $577 million of retained interests was based on quoted market prices in active markets. The following table sets forth the weighted average key economic assumptions used in measuring the fair value of $3.36 billion of retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of February 2004

	Type of Retained Interests

	Mortgage-	Other Asset-
	Backed	Backed (3)

	($ in millions)
Fair value of retained interests	$1,853	$1,503
Weighted average life (years)	3.2	4.0

Annual constant prepayment rate	26.7%	N/A
Impact of 10% adverse change	$(3)	$—
Impact of 20% adverse change	(6)	—
Annual credit losses (1)	2.2%	1.2%
Impact of 10% adverse change (2)	$(7)	$(8)
Impact of 20% adverse change (2)	(12)	(16)
Annual discount rate	9.8%	5.5%
Impact of 10% adverse change	$(30)	$(21)
Impact of 20% adverse change	(58)	(42)

(1)   Annual percentage credit loss is based only on positions in which expected credit loss is a key assumption in the determination of fair values.
(2)   The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.
(3)   Includes retained interests in government and corporate bonds and other types of financial assets that are not subject to prepayment risk.

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

       In addition to the retained interests described above, the firm also held interests in QSPEs, primarily agency mortgage-backed securities, purchased in connection with secondary market-making activities. These purchased interests approximated $4 billion and $6 billion as of February 2004 and November 2003, respectively.

       In connection with the issuance of asset-repackaged notes to investors, the firm had derivative receivables from QSPEs, to which the firm has transferred assets, with a fair value of $176 million and $188 million as of February 2004 and November 2003, respectively. These receivables are collateralized by a first-priority interest in the assets held by each QSPE. Accordingly, the firm views

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

these derivative receivables in the same manner as other segregated collateral arrangements from a credit perspective.

     Variable Interest Entities (VIEs)

       The firm, in the ordinary course of its business, retains interests in VIEs in connection with its securitization activities. The firm also purchases and sells variable interests in VIEs, primarily mortgage-backed and other asset-backed interests, in connection with its market-making activities and makes investments in and loans to VIEs that hold performing and nonperforming debt, real estate and other assets. In addition, the firm utilizes VIEs to provide investors with credit-linked and asset-repackaged notes designed to meet their objectives.

       VIEs generally purchase assets by issuing debt and equity instruments and through other contractual arrangements. In certain instances, the firm has provided guarantees to certain VIEs or holders of variable interests in these VIEs. In such cases, the maximum exposure to loss included in the tables set forth below is the notional amount of such guarantees. Such amounts do not represent anticipated losses in connection with these guarantees. The firm’s variable interests in these VIEs include senior and subordinated debt; limited and general partnership interests; preferred and common stock; interest rate, foreign currency, equity, commodity and credit derivatives; guarantees; and residual interests in mortgage-backed and other asset-backed securitization vehicles. Group Inc. generally is not directly or indirectly obligated to repay the debt and equity instruments and contractual arrangements entered into by these VIEs.

       The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated, asset-backed VIEs:

	As of

	February	November
	2004	2003

	(in millions)
VIE assets (1)	$2,395	$1,832
Maximum exposure to loss	419	145

(1)   Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay through a guarantee, general partnership interest or contractual arrangement.

       The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in nonconsolidated VIEs:

	As of February 2004

		Maximum Exposure to Loss

	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total

	(in millions)
Mortgage-backed	$1,594	$—	$281	$—	$220	$501
Other asset-backed	9,846	32	205	199	806	1,242

Total	$11,440	$32	$486	$199	$1,026	$1,743

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

	As of November 2003

		Maximum Exposure to Loss

	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total

	(in millions)
Mortgage-backed	$1,648	$24	$—	$—	$507	$531
Other asset-backed	6,617	65	236	100	920	1,321

Total	$8,265	$89	$236	$100	$1,427	$1,852

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

       The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of February 2004 and November 2003, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $443.55 billion and $410.01 billion, respectively, of which the firm sold or repledged $382.46 billion and $350.57 billion, respectively.

       The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of February 2004 and November 2003, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to counterparties that did not have the right to sell or repledge was $44.31 billion and $47.39 billion, respectively.

Note 4.     Short-Term Borrowings

       The firm obtains unsecured short-term borrowings through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be payable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Short-term borrowings are set forth below:

	As of

	February	November
	2004	2003

	(in millions)
Promissory notes	$25,415	$24,119
Commercial paper	4,827	4,767
Bank loans and other	9,695	8,183
Current portion of long-term borrowings	10,246	7,133

Total (1)	$50,183	$44,202

(1)   As of February 2004 and November 2003, the weighted average interest rates for short-term borrowing, including commercial paper, were 1.62% and 1.48%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 1.29% and 1.25% as of February 2004 and November 2003, respectively.

Note 5.     Long-Term Borrowings

Long-term borrowings are set forth below:

	As of

	February	November
	2004	2003

	(in millions)
Fixed rate obligations (1)
U.S. dollar	$34,146	$28,242
Non-U.S. dollar	10,426	8,703
Floating rate obligations (2)
U.S. dollar	15,689	13,269
Non-U.S. dollar	8,874	7,268

Total	$69,135	$57,482

(1)   As of February 2004 and November 2003, interest rates on U.S. dollar fixed rate obligations ranged from 1.49% to 12.00% and from 4.13% to 12.00%, respectively. As of both February 2004 and November 2003, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.70% to 8.88%.
(2)   Floating interest rates generally are based on LIBOR, the U.S. Treasury bill rate or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

Long-term borrowings include nonrecourse debt issued by the following subsidiaries:

	As of

	February	November
	2004	2003

	(in millions)
William Street Funding Corporation	$3,093	$3,173
Variable interest entities	1,822	1,635
Other subsidiaries	1,794	622

Total	$6,709	$5,430

       Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay through a guarantee, general partnership interest or contractual arrangement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

       Long-term borrowings by fiscal maturity date are set forth below:

	As of

	February 2004 (1) (2) (3)			November 2003 (2)

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total

	(in millions)
2005	$5,857	$3,793	$9,650	$7,854	$4,598	$12,452
2006	7,006	2,009	9,015	6,133	1,576	7,709
2007	3,061	736	3,797	1,274	564	1,838
2008	3,099	2,926	6,025	3,105	2,546	5,651
2009-thereafter	30,811	9,837	40,648	23,145	6,687	29,832

Total	$49,834	$19,301	$69,135	$41,511	$15,971	$57,482

(1)   Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.
(2)   Long-term borrowings repayable at the option of the firm are reflected at their contractual maturity dates. Certain long-term borrowings redeemable prior to maturity at the option of the holder are reflected at the date such options first become exercisable.
(3)   Long-term borrowings have maturities that range from one to 30 years from the date of issue.

       The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements and equity-linked contracts, to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the aggregate carrying value of these long-term borrowings and related hedges approximates fair value.

       The effective weighted average interest rates for long-term borrowings, after giving effect to hedging activities, are set forth below:

	As of

	February 2004		November 2003

	Amount	Rate	Amount	Rate

	($ in millions)
Fixed rate obligations	$5,307	7.03%	$1,517	7.43%
Floating rate obligations	63,828	1.77	55,965	1.79

Total	$69,135	2.17	$57,482	1.94

  Deferrable Interest Junior Subordinated Debentures

       In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the firm for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from Group Inc. and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of February 2004, the firm held all of the common beneficial interests.

       The Trust is a wholly owned finance subsidiary of the firm for legal and regulatory purposes. However, for accounting purposes, under FIN No. 46-R, the Trust is not a consolidated subsidiary of

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

the firm. The $2.84 billion of junior subordinated debentures issued by the firm to the Trust pays interest semi-annually at an annual rate of 6.345% and matures on February 15, 2034. The coupon rate and payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. See Note 6 for further information regarding the firm’s guarantee of the preferred beneficial interests issued by the Trust.

       The firm has the right, from time to time, to defer payment of interest on the junior subordinated debentures, and, therefore, cause payment of dividends on the Trust’s preferred beneficial interests to be deferred, in each case for up to ten consecutive semi-annual periods, and during any such extension period Group Inc. will not be permitted to, among other things, pay dividends on and make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by the firm unless all dividends payable on the preferred beneficial interests have been paid in full.

Note 6.     Commitments, Contingencies and Guarantees

  Commitments

       The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $51.50 billion as of February 2004.

       In connection with its lending activities, the firm had outstanding commitments of $18.09 billion as of February 2004. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements.

       As of February 2004, $4.49 billion of the firm’s outstanding commitments to extend credit have been issued through the William Street credit extension program. These commitments were primarily issued through William Street Commitment Corporation (Commitment Corp), a consolidated wholly owned subsidiary of Group Inc. Another consolidated wholly owned subsidiary, William Street Funding Corporation (Funding Corp), was formed to raise funding to support the William Street credit extension program. Commitment Corp and Funding Corp are each separate corporate entities, with assets and liabilities that are legally separated from the other assets and liabilities of the firm. Accordingly, the assets of Commitment Corp and of Funding Corp will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp or Funding Corp, except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. Substantially all of the credit risk associated with these commitments has been hedged through credit loss protection provided by SMFG. The firm has also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

       The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $11.37 billion as of February 2004.

       The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $1.31 billion in corporate and real estate investment funds as of February 2004.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

       The firm had construction-related commitments of $67 million and other purchase commitments of $228 million as of February 2004.

       The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, are set forth below:

(in millions)
Minimum rental payments
Remainder of 2004	$325
2005	360
2006	342
2007	311
2008	297
2009-thereafter	2,378

Total	$4,013

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

     Guarantees

       The firm enters into various derivative contracts that meet the definition of a guarantee under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such derivative contracts include credit default swaps, written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. FIN No. 45 does not require disclosures about derivative contracts if such contracts may be cash settled and the firm has no basis to conclude it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. The firm has concluded that these conditions have been met, for certain large, internationally active commercial and investment bank end users. Accordingly, the firm has not included such contracts in the table below.

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

       In connection with the firm’s establishment of Goldman Sachs Capital I (the Trust), Group Inc. effectively provided for the full and unconditional guarantee of the beneficial interests in the Trust

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

held by third parties. Timely payment by Group Inc. of interest on the junior subordinated debentures and other amounts due and performance of its other obligations under the transaction documents will be sufficient to cover payments due by the Trust on its beneficial interests. As a result, management believes that it is unlikely the firm will have to make payments related to the Trust other than those required under the junior subordinated debentures and in connection with certain expenses incurred by the Trust.

       The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of February 2004:

		Maximum Payout/Notional Amount by Period of Expiration (4)

	Carrying	Remainder			2009-
	Value	of 2004	2005-2006	2007-2008	Thereafter	Total

		(in millions)
Derivatives (1)	$6,418	$134,909	$141,665	$134,104	$227,411	$638,089
Securities lending indemnifications (2)	—	10,986	—	—	—	10,986
Guarantees of the collection of contractual cash flows	39	110	700	2	42	854
Guarantee of trust preferred beneficial interests (3)	—	134	348	351	7,149	7,982
Letters of credit and other guarantees	33	47	23	285	44	399

(1)    The carrying value of $6.42 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.
(2)    Collateral held in connection with securities lending indemnifications was $11.38 billion as of February 2004.
(3)    Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust (see Note 5 for further information regarding the Trust).
(4)    Such amounts do not represent the anticipated losses in connection with these contracts.

       In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm may agree to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of February 2004 and November 2003.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

       The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of February 2004 and November 2003.

Note 7.     Shareholders’ Equity

       The Board of Directors of Group Inc. declared a dividend of $0.25 per share to be paid on May 27, 2004, to common shareholders of record on April 27, 2004.

       During the three months ended February 2004, the firm repurchased 4.7 million shares of the firm’s common stock. The average price paid per share for repurchased shares was $99.42 for the three months ended February 2004. On January 30, 2004, the Board of Directors of Group Inc. authorized the repurchase of an additional 15.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of February 2004, the firm was authorized to repurchase up to 19.4 million additional shares of common stock pursuant to its common stock repurchase program.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8.	Earnings Per Share

       The computations of basic and diluted EPS are set forth below:

	Three Months
	Ended February

	2004	2003

	(in millions, except
	per share amounts)
Numerator for basic and diluted EPS — earnings available to common shareholders	$1,293	$662

Denominator for basic EPS — weighted average number of common shares	492.0	489.3
Effect of dilutive securities
Restricted stock units	11.2	17.5
Stock options	13.9	5.2

Dilutive potential common shares	25.1	22.7
Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	517.1	512.0

Basic EPS	$2.63	$1.35
Diluted EPS	2.50	1.29

(1) The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months
	Ended February

	2004	2003

	(in millions)
Number of antidilutive options	1	61

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

       As of both February 2004 and November 2003, goodwill of $3.16 billion was included in “Other assets” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Identifiable Intangible Assets

       The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of

		February		November
		2004		2003

		(in millions)
Customer lists (1)	Gross carrying amount	$1,021		$1,021
	Accumulated amortization	(154)		(141)

	Net carrying amount	$867		$880

New York Stock	Gross carrying amount	$714		$714
Exchange (NYSE)	Accumulated amortization	(85)		(78)
specialist rights
	Net carrying amount	$629		$636

Option and exchange-	Gross carrying amount	$149	(3)	$312
traded fund (ETF)	Accumulated amortization	(21)	(3)	(182)
specialist rights
	Net carrying amount	$128		$130

Other (2)	Gross carrying amount	$299	(3)	$351
	Accumulated amortization	(135)	(3)	(177)

	Net carrying amount	$164		$174

Total	Gross carrying amount	$2,183	(3)	$2,398
	Accumulated amortization	(395)	(3)	(578)	(4)

	Net carrying amount	$1,788		$1,820

(1)   Primarily includes the firm’s clearance and execution and Nasdaq customer lists acquired in the firm’s combination with SLK and financial counseling customer lists acquired in the firm’s combination with The Ayco Company, L.P.
(2)   Primarily includes technology-related assets acquired in the firm’s combination with SLK.
(3)   Gross carrying amount and accumulated amortization include the effect of current period additions and exclude amounts related to assets that were no longer in service at the beginning of the period.
(4)   Accumulated amortization includes $188 million of impairment charges primarily related to option specialist rights.

       Identifiable intangible assets are amortized over a weighted average life of approximately 18 years. There were no identifiable intangible assets that were considered to be indefinite-lived and, therefore, not subject to amortization.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10.	Other Assets and Other Liabilities

       Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of

	February	November
	2004	2003

	(in millions)
Goodwill and identifiable intangible assets (1)	$4,947	$4,982
Property, leasehold improvements and equipment	4,038	3,527
Equity-method investments and joint ventures	2,417	2,159
Miscellaneous receivables and other	4,027	3,259

Total	$15,429	$13,927

(1)   See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

       Other liabilities and accrued expenses primarily includes compensation and benefits, minority interest in certain consolidated entities, litigation liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of

	February	November
	2004	2003

	(in millions)
Compensation and benefits	$2,930	$3,956
Minority interest	1,476	1,281
Accrued expenses and other payables	2,747	2,907

Total	$7,153	$8,144

Note 11.	Employee Benefit Plans

       The firm sponsors various pension plans and certain other postretirement benefit plans, primarily healthcare and life insurance, which cover most employees worldwide. The firm also provides certain benefits to former or inactive employees prior to retirement.

Defined Benefit Pension Plans and Postretirement Plans

       The firm maintains a defined benefit pension plan for substantially all U.S. employees. Employees of certain non-U.S. subsidiaries participate in various local defined benefit plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. In addition, the firm has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees, employees and dependents in the United States.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

       The components of pension expense and postretirement expense are set forth below:

	Three Months
	Ended February

	2004	2003

	(in millions)
U.S. pension
Service cost	$3	$2
Interest cost	5	3
Expected return on plan assets	(6)	(4)
Net amortization	1	1

Total	$3	$2

Non-U.S. pension
Service cost	$12	$10
Interest cost	4	3
Expected return on plan assets	(5)	(3)
Net amortization	3	2

Total	$14	$12

Postretirement
Service cost	$2	$2
Interest cost	3	3
Net amortization	2	3

Total	$7	$8

       The firm does not expect to contribute to its U.S. defined benefit pension plans in 2004, but does expect to contribute $6 million to its unfunded postretirement benefit plan in the form of benefit payments in 2004. The firm also expects to contribute $15 million to its non-U.S. pension plans in 2004.

Note 12.	Regulated Subsidiaries

       GS&Co. and SLK are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the Securities and Exchange Commission and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of February 2004, GS&Co. had regulatory net capital, as defined, of $4.64 billion, which exceeded the amount required by $3.63 billion. As of February 2004, SLK had regulatory net capital, as defined, of $1.07 billion, which exceeded the amount required by $1.04 billion.

       GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of February 2004, GSI and GSJL were in compliance with their local capital adequacy requirements.

       Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of February 2004, these subsidiaries were in compliance with their local capital adequacy requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 13.	Business Segments

       In reporting to management, the firm’s operating results are categorized into the following three segments: Investment Banking, Trading and Principal Investments, and Asset Management and Securities Services.

       The firm made certain changes to its segment reporting structure in the fourth quarter of 2003. These changes included reclassifying the following from Asset Management and Securities Services to Trading and Principal Investments:

•	equity commissions and clearing and execution fees;

•	merchant banking overrides; and

•	the matched book business.

       These reclassifications did not affect the firm’s historical consolidated results of operations, financial condition or cash flows. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

     Basis of Presentation

       In reporting segments, certain of the firm’s business lines have been aggregated where they have similar economic characteristics and are similar in each of the following areas: (i) the nature of the services they provide, (ii) their methods of distribution, (iii) the types of clients they serve and (iv) the regulatory environments in which they operate.

       The cost drivers of the firm taken as a whole — compensation, headcount and levels of business activity — are broadly similar in each of the firm’s business segments. Compensation expenses within the firm’s business segments reflect, among other factors, the performance of individual business units as well as the overall performance of the firm. Consequently, pre-tax margins in one segment of the firm’s business may be significantly affected by the performance of the firm’s other business segments. The timing and magnitude of changes in the firm’s bonus accruals can have a significant effect on segment results in a given period.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Segment Operating Results

       Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months
		Ended February

		2004	2003

		(in millions)
Investment Banking	Net revenues	$763	$718
	Operating expenses	693	588

	Pre-tax earnings	$70	$130

	Segment assets	$5,872	$5,609

Trading and Principal	Net revenues	$4,122	$2,803
Investments	Operating expenses	2,528	2,010

	Pre-tax earnings	$1,594	$793

	Segment assets	$281,774	$261,277

Asset Management and	Net revenues	$1,043	$666
Securities Services	Operating expenses	697	432

	Pre-tax earnings	$346	$234

	Segment assets	$154,919	$104,325

Total	Net revenues	$5,928	$4,187
	Operating expenses (1)	3,999	3,169

	Pre-tax earnings	$1,929	$1,018

	Total assets (2)	$443,285	$371,968

(1)   Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards of $21 million and $39 million for the three months ended February 2004 and February 2003, respectively, and (ii) provisions for a number of litigation and regulatory proceedings of $60 million and $100 million for the three months ended February 2004 and February 2003, respectively.
(2)   Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of

The Goldman Sachs Group, Inc.:

       We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries (the Company) at February 27, 2004, the related condensed consolidated statements of earnings for the three months ended February 27, 2004 and February 28, 2003, the condensed consolidated statement of changes in shareholders’ equity for the three months ended February 27, 2004, the condensed consolidated statements of cash flows for the three months ended February 27, 2004 and February 28, 2003, and the condensed consolidated statements of comprehensive income for the three months ended February 27, 2004 and February 28, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

       We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries at November 28, 2003, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year ended November 28, 2003 (not presented herein); in our report dated January 26, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 28, 2003, and the condensed consolidated statement of changes in shareholders’ equity for the year ended November 28, 2003, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

April 5, 2004

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

       Our activities are divided into three segments:

•	Investment Banking. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals.

•	Trading and Principal Investments. We facilitate customer transactions with a diverse group of corporations, financial institutions, governments and individuals and take proprietary positions through market making in, and trading of, fixed income and equity products, currencies, commodities and derivatives on such products. In addition, we engage in floor-based and electronic market making as a specialist on U.S. equities and options exchanges and we clear customer transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investment activities, we make principal investments directly and through funds that we raise and manage.

•	Asset Management and Securities Services. We offer a broad array of investment strategies, advice and planning across all major asset classes to a diverse client base of institutions and individuals, and provide prime brokerage, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations, endowments and high-net-worth individuals.

       This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 28, 2003.

       Unless specifically stated otherwise, all references to February 2004 and February 2003 refer to our fiscal periods ended, or the dates, as the context requires, February 27, 2004 and February 28, 2003, respectively. All references to November 2003, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 28, 2003.

       When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation (Group Inc.), and its consolidated subsidiaries.

Executive Overview

       Our diluted earnings per share were $2.50 for the first quarter of 2004, a 94% increase compared with the same period last year. Annualized return on average tangible shareholders’ equity was 30.4%(1) and annualized return on average shareholders’ equity was 23.5%. The increase in our first quarter results, compared with the same period last year, reflected strong growth in Trading and Principal Investments, particularly in our Equities business, which operated in a more favorable environment characterized by higher equity markets and increased customer-driven activity. Results in our Principal Investments business also improved significantly, aided by an unrealized gain on our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG). In addition, our Fixed Income, Currency and Commodities (FICC) business continued to perform very well, with revenues increasing from last year’s strong first quarter, as the business continued to operate in a favorable environment, generally characterized by low interest rates and narrow credit

(1)   Annualized return on average tangible shareholders’ equity is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity. See “— Results of Operations” for further information regarding our annualized return on average tangible shareholders’ equity calculation.

spreads. Asset Management and Securities Services also generated strong revenue growth, principally due to significantly higher incentive fees (which are weighted to our first quarter), as well as higher assets under management and customer balances. In Investment Banking, net revenues improved, reflecting an increase in industry-wide equity underwriting activity during the quarter, but revenues and earnings remained well below peak levels, as weakness in industry-wide completed mergers and acquisitions continued.

       Our operating results in the first quarter of 2004 continued to reflect a number of trends that have emerged in recent years and may continue in the future. We continued to see increased trading and investing opportunities for our clients and ourselves and increased our market risk in the first quarter of 2004 to take advantage of these perceived opportunities. Additionally, the current regulatory environment continued to reflect a high level of claims against financial intermediaries. Given the range of litigation and investigations presently underway, our litigation expenses may remain high.

       Though our operating results were strong in the first quarter, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. See Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the year ended November 2003 for a further discussion of these and other important factors that could affect our business.

Business Environment

       The pace of global economic growth generally remained strong during the first quarter. The U.S. and Asian economies continued to grow at a robust pace. In Europe, economic growth continued, but at a more modest pace. The continued improvement in the global economic outlook was reflected in the global equity markets, which were generally higher at the end of our fiscal quarter. In addition, although industry-wide completed mergers and acquisitions remained at subdued levels, industry-wide announced mergers and acquisitions and equity underwriting volumes improved significantly. The fixed income markets continued to benefit from a favorable environment, as corporate credit spreads remained narrow and bond yields declined, despite continuing evidence of an economic recovery. In the currency markets, the U.S. dollar continued to weaken against most major currencies.

       In the United States, the economy continued to grow, although at a pace that was slower than the rapid rate in the second half of last year. Corporate earnings continued to improve, driven in part by high productivity growth, and consumer spending and investment growth continued at healthy rates. Despite this economic growth, core inflation remained subdued and the labor market showed only modest improvement. As a result, the U.S. Federal Reserve left the federal funds rate target unchanged during the quarter. With monetary policy rates remaining at historically low levels, bond yields declined during the quarter. The Dow Jones Industrial Average and the S&P 500 Index both increased 8% during the quarter, as investors responded to signs of improving earnings, solid economic growth and low interest rates.

       In Europe, economic growth was mixed. Despite improvement in business confidence, growth in continental Europe remained modest, restrained in part by subdued consumer spending. However, with evidence that a modest recovery was underway, the European Central Bank left interest rates unchanged. As in the United States, bond yields declined. The U.K. economy continued to show stronger growth than continental Europe, as domestic demand remained very firm. In response, the Bank of England raised interest rates by 25 basis points in February. In Japan, although the pace of economic growth appeared to decline from the strong fourth quarter, growth continued, as domestic demand and export activity remained at solid levels. In the rest of Asia, economic growth remained very strong. Export and domestic demand growth in China remained at high levels and other Asian economies generally showed continuing signs of demand recovery.

Critical Accounting Policies

Fair Value

       “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition are carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our financial statements and is our most critical accounting policy. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

       In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:

Financial Instruments by Category

(in millions)

	As of February 2004		As of November 2003

	Financial	Financial Instruments	Financial	Financial Instruments
	Instruments	Sold, But Not Yet	Instruments	Sold, But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Cash trading instruments	$120,917	$65,343	$110,157	$60,813
Derivative contracts	50,706	42,258	45,733	41,886
Principal investments	3,988 (1)	—	3,755 (1)	—

Total	$175,611	$107,601	$159,645	$102,699

(1)  Excludes assets of $1.07 billion in consolidated employee-owned merchant banking funds.

       Cash Trading Instruments. The fair values of cash trading instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with a reasonable level of price transparency. The types of instruments valued in this manner include U.S. government and agency securities, other sovereign government obligations, liquid mortgage products, investment-grade corporate bonds, listed equities, money market securities, state, municipal and provincial obligations, and physical commodities.

       Certain cash trading instruments trade infrequently and, therefore, have little or no price transparency. Such instruments may include certain high-yield debt, corporate bank loans, mortgage whole loans and distressed debt. We value these instruments using methodologies such as the present value of known or estimated cash flows and generally do not adjust underlying valuation assumptions unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios and changes in the credit ratings of the underlying companies).

       The following table sets forth the valuation of our cash trading instruments by level of price transparency:

Cash Trading Instruments by Price Transparency

(in millions)

	As of February 2004		As of November 2003

		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$110,947	$65,247	$102,306	$60,673
Little or no price transparency	9,970	96	7,851	140

Total	$120,917	$65,343	$110,157	$60,813

       Cash trading instruments we own (long positions) are marked to bid prices and instruments we have sold but not yet purchased (short positions) are marked to offer prices. If liquidating a position is reasonably expected to affect its prevailing market price, our valuation is adjusted generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine this adjustment.

       Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:

Derivative Assets and Liabilities

(in millions)

	As of February 2004		As of November 2003

	Assets	Liabilities	Assets	Liabilities

Exchange-traded derivatives	$4,618	$5,484	$5,182	$6,339
OTC derivatives	46,088	36,774	40,551	35,547

Total (1)	$50,706	$42,258	$45,733	$41,886

(1)     The fair values of our derivative assets and liabilities include cash we have paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements) and may change significantly from period to period based on, among other factors, changes in our trading positions and market movements.

       The fair values of our exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. We use a variety of valuation models including the present value of known or estimated cash flows, option-pricing models and option-adjusted spread models. The valuation models that we use to derive the fair values of our OTC derivatives require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs.

       At the inception of an OTC derivative contract (day one), we value the contract at the model value if we can verify all of the significant model inputs to observable market data and verify the model value to market transactions. When appropriate, valuations are adjusted to take account of various factors such as liquidity, bid/offer and credit considerations. These adjustments are generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine these adjustments.

       Where we cannot verify all of the significant model inputs to observable market data and verify the model value to market transactions, we value the contract at the transaction price at inception and, consequently, record no day one gain or loss in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

       Following day one, we adjust the inputs to our valuation models only to the extent that changes in such inputs can be verified by similar market transactions, third-party pricing services and/or broker quotes or can be derived from other substantive evidence such as empirical market data. In circumstances where we cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

       The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives

(in millions)

	As of February 2004

Assets	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,382	$458	$6,039	$5,704	$12,158	$25,741
Currencies	4,849	1,400	2,570	1,717	801	11,337
Commodities	1,565	1,886	1,367	427	25	5,270
Equities	1,762	851	741	290	96	3,740

Total	$9,558	$4,595	$10,717	$8,138	$13,080	$46,088

Liabilities	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,697	$665	$4,912	$5,347	$3,138	$15,759
Currencies	4,616	1,498	2,730	1,696	752	11,292
Commodities	2,340	1,636	1,869	224	45	6,114
Equities	2,112	740	344	336	77	3,609

Total	$10,765	$4,539	$9,855	$7,603	$4,012	$36,774

	As of November 2003

Assets	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,470	$160	$4,017	$4,332	$9,541	$19,520
Currencies	5,486	1,230	4,069	1,842	897	13,524
Commodities	1,538	645	1,648	473	159	4,463
Equities	1,276	637	675	329	127	3,044

Total	$9,770	$2,672	$10,409	$6,976	$10,724	$40,551

Liabilities	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,026	$381	$3,896	$2,894	$2,475	$11,672
Currencies	5,993	1,121	2,951	2,949	828	13,842
Commodities	2,059	921	1,461	232	183	4,856
Equities	3,267	669	1,027	182	32	5,177

Total	$13,345	$3,092	$9,335	$6,257	$3,518	$35,547

       Price transparency for OTC derivative model inputs varies depending on, among other factors, product type, maturity and the complexity of the contract. Price transparency for interest rate and currency contracts varies by the underlying currencies, with the currencies of the leading industrialized nations having the most price transparency. Price transparency for commodity contracts varies by type of underlying commodity. Price transparency for equity contracts varies by market, with the equity markets of the leading industrialized nations having the most price transparency. For more complex structures, price transparency is inherently more limited because they often combine one or more product types, requiring additional inputs such as correlations and volatilities.

       Principal Investments. In valuing our corporate and real estate principal investments, we separate our portfolio into investments in private companies, investments in public companies (excluding our investment in the convertible preferred stock of SMFG) and our investment in SMFG. The following table sets forth the carrying value of our principal investments portfolio:

Principal Investments

(in millions)

	As of February 2004			As of November 2003

	Corporate	Real Estate	Total	Corporate	Real Estate	Total

Private	$1,125	$746	$1,871	$1,054	$757	$1,811
Public	181	46	227	219	42	261

Subtotal	1,306	792	2,098	1,273	799	2,072
SMFG convertible preferred stock (1)	1,890	—	1,890	1,683	—	1,683

Total (2)	$3,196	$792	$3,988	$2,956	$799	$3,755

(1)     The fair value of our Japanese yen-denominated investment in SMFG convertible preferred stock includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(2)     Excludes assets of $1.07 billion in consolidated employee-owned merchant banking funds as of both February 2004 and November 2003.

       Our private principal investments, by their nature, have little to no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

       Our public principal investments, which tend to be large, concentrated holdings that resulted from initial public offerings or other corporate transactions, are valued using quoted market prices discounted for restrictions on sale. If liquidating a position is reasonably expected to affect market prices, valuations are adjusted accordingly based on predetermined written policies.

       Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of transfer restrictions on our investment and the downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. During the first quarter, the fair value of our investment increased 12% (expressed in Japanese yen), primarily due to a 14% increase in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear.

       Controls Over Valuation of Financial Instruments. Proper controls, independent of the trading and principal investing functions, are fundamental to ensuring that our financial instruments are appropriately and consistently valued and that fair value measurements are reliable. This is particularly important in valuing instruments with lower levels of price transparency.

       We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading functions, is responsible for the oversight of control and valuation policies and procedures and reporting the results of such work to the Audit Committee. We seek to maintain the necessary resources, with the appropriate experience and training, to ensure that control and independent price verification functions are performed to the highest standards. In addition, we employ procedures for the approval of new transaction types and markets, independent price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant markets and products. See “Management’s Discussion and Analysis — Risk Management” in our Annual Report on Form 10-K for the year ended November 2003 for a further discussion of how we manage the risks inherent in our trading and principal investing businesses.

Goodwill and Identifiable Intangible Assets

       As a result of our business combinations, principally with SLK LLC (SLK) in fiscal 2000, we have acquired goodwill and identifiable intangible assets. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

       Goodwill. We test the goodwill in each of our operating segments for impairment at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” by comparing the estimated fair value of each operating segment with its estimated net book value. We derive the fair value of each of our operating segments primarily based on earnings multiples. We derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the assets of each operating segment. Our last annual impairment test was performed during our 2003 fourth quarter and no impairment was identified.

       The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment

(in millions)

	As of

	February 2004	November 2003

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125

Trading and Principal Investments
FICC	114	117
Equities (1)	2,383	2,384
Principal Investments	—	—

Asset Management and Securities Services
Asset Management (2)	420	419
Securities Services	117	117

Total	$3,159	$3,162

(1)     Primarily related to our combinations with SLK and The Hull Group.
(2)     Primarily related to our combination with The Ayco Company, L.P. (Ayco).

       Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated useful lives in accordance with SFAS No. 142, and test for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the expected undiscounted cash flows relating to the asset or asset group are less than the corresponding carrying value.

       The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class

($ in millions)

	As of February 2004		As of November 2003

		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$867	8 – 20	$880
New York Stock Exchange (NYSE) specialist rights	629	24 – 26	636
Option and exchange-traded fund (ETF) specialist rights	128	2 – 24	130
Other (2)	164	4 – 9	174

Total	$1,788		$1,820

(1)     Primarily includes our clearance and execution and Nasdaq customer lists acquired in our combination with SLK and financial counseling customer lists acquired in our combination with Ayco.
(2)     Primarily includes technology-related assets acquired in our combination with SLK.

       A prolonged period of weakness in global equity markets, the trading of securities in multiple markets and on multiple exchanges, and the ongoing legal and regulatory matters related to the stock specialist business could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets. In addition, an announced restructuring by the NYSE or any other exchange on which we hold specialist rights or an adverse action or assessment by a regulator could indicate a potential impairment of the associated identifiable intangible assets.

Use of Estimates

       The use of generally accepted accounting principles requires management to make certain estimates. In addition to the estimates we use in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates is also important in determining compensation and benefits expense for interim periods and in providing for potential losses that may arise from litigation and regulatory proceedings.

       A substantial portion of our compensation and benefits expense represents discretionary bonuses, generally determined and paid at year end. We target compensation and benefits at 50% (plus or minus a few percentage points) of consolidated net revenues and accordingly, we believe the most appropriate way to allocate estimated annual discretionary bonuses between interim periods is in proportion to net revenues earned in such periods. Consequently, at the end of each interim period, we estimate the annual ratio of compensation and benefits expense to net revenues and accrue to that ratio on a year-to-date basis.

       We provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Our total liability in respect of litigation and regulatory proceedings, which is determined on a case-by-case basis, represents our best estimate of probable losses after considering, among other factors, the progress of each case, our experience and the experience of others in similar cases, and the opinions and views of legal counsel. However, significant judgment is required in making this estimate and our final liability may turn out to be materially different. During the first quarter of 2004, we recorded provisions of $60 million for a number of litigation and regulatory proceedings. See “Legal Proceedings” in our Annual Report on Form 10-K for the year ended November 2003 and in this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

Results of Operations

       The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the year ended November 2003 for a further discussion of the impact of market conditions on our results of operations.

Financial Overview

       The following table sets forth an overview of our financial results:

Financial Overview

($ in millions, except per share amounts)

	Three Months
	Ended February

	2004	2003

Net revenues	$5,928	$4,187
Pre-tax earnings	1,929	1,018
Net earnings	1,293	662
Diluted earnings per share	2.50	1.29
Annualized return on average shareholders’ equity (1)	23.5%	13.7%
Annualized return on average tangible shareholders’ equity (2)	30.4%	18.3%

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

	Three Months
	Ended February

	2004	2003

	(in millions)
Average shareholders’ equity	$21,970	$19,283
Deduct: Average goodwill and identifiable intangible assets	(4,966)	(4,823)

Average tangible shareholders’ equity	$17,004	$14,460

          Net Revenues

       Three Months Ended February 2004 versus February 2003. Our net revenues were $5.93 billion for the first quarter of 2004, an increase of 42% compared with the same period last year, primarily reflecting significantly higher net revenues in Trading and Principal Investments as well as strong growth in Asset Management and Securities Services. The increase in Trading and Principal Investments net revenues was primarily driven by Equities, which operated in a more favorable environment, and by Principal Investments, which included an unrealized gain on our investment in the convertible preferred stock of SMFG. FICC net revenues also increased compared with last year’s strong first quarter, as the business continued to operate in a favorable environment. Net revenues in Asset Management and Securities Services increased 57%, primarily reflecting strong incentive fees, as well as higher assets under management and customer balances. Net revenues in Investment Banking increased 6%, primarily reflecting improved levels of equity underwriting. See “— Operating Results by Segment” for a further discussion of our net revenues.

          Operating Expenses

       Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses, with our overall compensation and benefits expenses generally targeted at 50% (plus or minus a few percentage points) of consolidated net revenues. In addition to the level of net revenues, our compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our equity-based compensation programs. See “— Use of Estimates” for more information on our ratio of compensation and benefits expense to net revenues.

       The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees

($ in millions)

	Three Months
	Ended February

	2004	2003

Compensation and benefits	$2,964	$2,094
Amortization of employee initial public offering and acquisition awards	31	49
Non-compensation expenses	1,004	1,026

Total operating expenses	$3,999	$3,169

Employees at year end (1)	19,285	19,035

(1)     Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management and loan services. Also excludes employees of Cogentrix Energy, Inc. (Cogentrix) directly associated with the cost of power generation.

       Three Months Ended February 2004 versus February 2003. Operating expenses were $4.00 billion, 26% higher than the first quarter of 2003. Compensation and benefits expenses of $2.96 billion increased 42% compared with the same period last year, commensurate with higher net revenues. The ratio of compensation and benefits to net revenues was 50% for the quarter, consistent with last year’s first quarter. Employment levels were essentially unchanged during the quarter.

       Non-compensation-related expenses of $1.00 billion decreased 2% compared with the same period last year. Occupancy and depreciation and amortization expenses decreased, primarily due to lower exit costs associated with reductions in our global office space. These exit costs for the first quarter of 2004 were $35 million, compared with $97 million for the first quarter of 2003. These decreases were partially offset by higher brokerage, clearing and exchange fees, primarily reflecting increased volumes in many of our trading businesses. Professional services and other expenses included provisions for a number of litigation and regulatory proceedings of $60 million for the first quarter of 2004, compared with $100 million for the same period last year. Excluding these provisions, professional services and other expenses increased $48 million, principally due to higher levels of business activity.

         Provision for Taxes

       The provision for taxes for the quarter ended February 2004 was $636 million. The effective income tax rate for the first quarter of 2004 was 33.0%, up from 32.4% for the year ended November 2003, primarily due to decreased tax credits.

Operating Results by Segment

       The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Operating Results by Segment

(in millions)

		Three Months
		Ended February

		2004	2003

Investment Banking	Net revenues	$763	$718
	Operating expenses	693	588

	Pre-tax earnings	$70	$130

Trading and Principal	Net revenues	$4,122	$2,803
Investments	Operating expenses	2,528	2,010

	Pre-tax earnings	$1,594	$793

Asset Management and	Net revenues	$1,043	$666
Securities Services	Operating expenses	697	432

	Pre-tax earnings	$346	$234

Total	Net revenues	$5,928	$4,187
	Operating expenses (1)	3,999	3,169

	Pre-tax earnings	$1,929	$1,018

(1)     Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards of $21 million and $39 million for the three months ended February 2004 and February 2003, respectively, and (ii) provisions for a number of litigation and regulatory proceedings of $60 million and $100 million for the three months ended February 2004 and February 2003, respectively.

       We made certain changes to our segment reporting structure in 2003. These reclassifications did not affect our historical consolidated results of operations. Previously reported amounts have been reclassified to conform to the current presentation. See “Management’s Discussion and Analysis — Results of Operations — Operating Results by Segment” in our Annual Report on Form 10-K for the year ended November 2003 for a further discussion of these reclassifications.

       Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions.

       The cost drivers of Goldman Sachs taken as a whole — compensation, headcount and levels of business activity — are broadly similar in each of our business segments. Compensation expenses within our segments reflect, among other factors, the performance of individual business units as well as the overall performance of Goldman Sachs. Consequently, pre-tax margins in one segment of our business may be significantly affected by the performance of our other business segments. The timing and magnitude of changes in our bonus accruals can have a significant effect on segment results in a given period. A discussion of segment operating results follows.

          Investment Banking

      Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt instruments.

       The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results

(in millions)

	Three Months
	Ended February

	2004	2003

Financial Advisory	$359	$337

Equity Underwriting	219	163
Debt Underwriting	185	218

Total Underwriting	404	381

Total net revenues	763	718
Operating expenses	693	588

Pre-tax earnings	$70	$130

       Three Months Ended February 2004 versus February 2003. Net revenues in Investment Banking increased 6% to $763 million. Net revenues in Financial Advisory of $359 million increased 7% compared with the same period last year, but reflected continued weakness in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business were $404 million compared with $381 million for the same 2003 period, primarily reflecting an increase in industry-wide equity and equity-related offerings, offset in part by lower net revenues from debt underwriting. Our investment banking backlog increased during the quarter.(1)

       Operating expenses increased 18%, primarily due to increased compensation and benefits expenses, with higher estimated discretionary compensation more than offsetting the impact of reduced employment levels. The increase in estimated discretionary compensation in Investment Banking reflects, among other factors, the overall performance of Goldman Sachs, continued strong relative performance in the business (as evidenced by our high rankings and market share), as well as the generally improved business outlook for Investment Banking. This increase was partially offset by lower occupancy and depreciation and amortization expenses, reflecting lower exit costs

(1)     Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

associated with reductions in our global office space than in the same prior year period. Pre-tax earnings of $70 million decreased 46% compared with 2003.

          Trading and Principal Investments

      Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-backed securities and loans, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading.

•	Equities. We make markets in, act as a specialist for, and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading. We also execute and clear customer transactions on major stock, options and futures exchanges worldwide.

•	Principal Investments. Principal Investments primarily represents net revenues from our merchant banking investments, including the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (merchant banking overrides), as well as unrealized gains or losses on our investment in the convertible preferred stock of SMFG.

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

       Net revenues from Principal Investments do not include management fees generated from our merchant banking funds. These management fees are included in the net revenues of the Asset Management and Securities Services segment.

       The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results

(in millions)

	Three Months
	Ended February

	2004	2003

FICC	$2,103	$1,935

Equities Trading	946	349
Equities Commissions	714	590

Total Equities	1,660	939

Principal Investments	359	(71)

Total net revenues	4,122	2,803
Operating expenses	2,528	2,010

Pre-tax earnings	$1,594	$793

       Three Months Ended February 2004 versus February 2003. Net revenues in Trading and Principal Investments increased 47% to $4.12 billion. Net revenues in FICC rose to $2.10 billion, an increase of 9% compared with last year’s strong first quarter, as each of the major businesses performed well. FICC continued to operate in a favorable environment characterized by low interest rates, a steep yield curve, narrow credit spreads and volatile markets. The increase was driven by significantly higher net revenues in credit products and currencies. In addition, net revenues in interest rate products, mortgages and commodities were strong, but were lower compared with the first quarter of 2003. Net revenues in Equities rose to $1.66 billion, an increase of 77% compared with the first quarter of 2003, as the business operated in a more favorable environment, characterized by stronger equity markets and increased customer-driven activity. Net revenues were significantly higher in the global equities products groups, reflecting particularly strong results across shares and derivatives. Net revenues were also significantly higher in our principal strategies business. Principal Investments recorded net revenues of $359 million, primarily due to an unrealized gain related to our investment in the convertible preferred stock of SMFG of $201 million, gains from other corporate principal investments and the recognition of merchant banking overrides.

       Operating expenses increased 26%, primarily due to increased compensation and benefits expenses, with higher estimated discretionary compensation more than offsetting the impact of reduced employment levels, as well as increased brokerage, clearing and exchange fees, primarily reflecting increased volumes in many of our trading businesses, and higher professional services and other expenses, principally due to higher levels of business activity. These increases were partially offset by lower occupancy and depreciation and amortization expenses, reflecting lower exit costs associated with reductions in our global office space than in the same prior year period. Pre-tax earnings of $1.59 billion increased 101% compared with 2003.

          Asset Management and Securities Services

       Our Asset Management and Securities Services segment is divided into two components:

•	Asset Management. Asset Management provides investment advisory and financial planning services to a diverse client base of institutions and individuals and generates revenues in the form of management and incentive fees.

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, all of which generate revenues primarily in the form of interest rate spreads or fees.

       The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results

(in millions)

	Three Months
	Ended February

	2004	2003

Asset Management	$761	$455
Securities Services	282	211

Total net revenues	1,043	666
Operating expenses	697	432

Pre-tax earnings	$346	$234

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

       The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class

(in billions)

			As of
	As of	As of	November 30,
	February 29,	February 28,
	2004	2003	2003	2002

Money markets	$93	$108	$89	$108
Fixed income and currency	123	102	115	96
Equity	113	79	98	86
Alternative investments (1)	83	57	71	58

Total	$412	$346	$373	$348

(1)     Includes merchant banking funds, quantitatively driven investment funds and other funds with nontraditional investment strategies that we manage, as well as funds where we recommend one or more subadvisors for our clients.

       The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management

(in billions)

	Three Months Ended	Three Months Ended
	February 29,	February 28,
	2004	2003

Balance, beginning of quarter	$373	$348

Net asset inflows/(outflows)
Money markets	4	(1)
Fixed income and currency	3	3
Equity	7	2
Alternative investments	10	—

Total net asset inflows	24	4

Net market appreciation/(depreciation)	15	(6)

Balance, end of quarter	$412	$346

       Three Months Ended February 2004 versus February 2003. Net revenues in Asset Management and Securities Services increased 57% to $1.04 billion. Asset Management net revenues of $761 million increased 67% compared with last year’s first quarter, principally reflecting significantly higher incentive fees. The increase also reflected higher average assets under management and the contribution from Ayco.(2) Assets under management increased 10% during the quarter, reflecting net asset inflows of $24 billion, primarily in alternative investment and equity assets, and market appreciation of $15 billion, primarily in equity and fixed income assets. Although

(2)    On July 1, 2003, Group Inc. acquired Ayco, a provider of fee-based financial counseling in the United States.

we have numerous incentive arrangements, many such arrangements have annual performance periods that end on December 31. For that reason, fees associated with these incentive arrangements are weighted to our first quarter. Securities Services net revenues were $282 million compared with $211 million for the first quarter of 2003, primarily due to higher customer balances in our securities lending and margin lending businesses.

       Operating expenses increased 61%, primarily due to increased compensation and benefits expenses resulting from higher estimated discretionary compensation and the acquisition of Ayco, as well as higher professional services and other expenses, principally due to higher levels of business activity. These increases were partially offset by lower occupancy and depreciation and amortization expenses, reflecting lower exit costs associated with reductions in our global office space than in the same prior year period. Pre-tax earnings of $346 million increased 48% compared with 2003.

Capital and Funding

Capital

       The amount of capital we hold is principally determined by subsidiary capital requirements, rating agency guidelines, and the size and composition of our balance sheet. Goldman Sachs’ total capital increased 15% to $91.37 billion as of February 2004 compared with $79.11 billion as of November 2003. See “—Liquidity Risk Management—Cash Flows” for a discussion of how we deployed capital raised as part of our financing activities.

       The increase in total capital resulted primarily from an increase in long-term borrowings to $69.14 billion as of February 2004 from $57.48 billion as of November 2003. The increase in long-term borrowings was partly attributable to $2.84 billion of junior subordinated debentures issued by Goldman Sachs to a wholly owned Delaware statutory trust, which was formed for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests (as of February 2004, held by third parties) and $85 million of common beneficial interests (as of February 2004, held by Goldman Sachs) in the trust, (ii) investing the proceeds from the sale to purchase the junior subordinated debentures from Goldman Sachs and (iii) engaging in only those other activities necessary or incidental to these purposes. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the junior subordinated debt issued to a trust. The weighted average maturity of our long-term borrowings as of February 2004 was approximately 7 years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

       Shareholders’ equity increased by 3% to $22.23 billion as of February 2004 from $21.63 billion as of November 2003. During the three months ended February 2004, we repurchased 4.7 million shares of our common stock at an average price of $99.42 per share. The principal purpose of our stock repurchase program is to substantially offset increases in share count over time resulting from employee equity-based compensation. The repurchase program has been effected through regular open-market purchases, the sizes of which have been and will continue to be influenced by, among other factors, prevailing prices and market conditions. On January 30, 2004, the Board of Directors of Group Inc. authorized the repurchase of an additional 15.0 million shares of common stock pursuant to our existing share repurchase program. As of February 2004, we were authorized to repurchase up to 19.4 million additional shares of common stock pursuant to our common stock repurchase program. See Part II, Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information on our share repurchase program.

       The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per share:

	As of

	February		November
	2004		2003

	($ in millions, except per
	share amounts)
Total assets	$443,285		$403,799
Adjusted assets (1)	304,678		273,941
Shareholders’ equity	22,235		21,632
Tangible shareholders’ equity (2)	17,288		16,650
Tangible equity capital (2)	20,038		16,650
Leverage ratio (3)	19.9	x	18.7	x
Adjusted leverage ratio (4)	15.2	x	16.5	x
Book value per share (5)	$45.51		$43.60
Tangible book value per share (6)	35.38		33.56

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

		As of

		February	November
		2004	2003

		(in millions)
Total assets		$443,285	$403,799
Deduct:	Securities purchased under agreements to resell	(27,182)	(26,856)
	Securities borrowed	(132,059)	(129,118)
Add:	Financial instruments sold, but not yet purchased, at fair value	107,601	102,699
	Less derivatives	(42,258)	(41,886)

	Subtotal	65,343	60,813
Deduct:	Cash and securities segregated in compliance with U.S. federal and other regulations	(39,762)	(29,715)
	Goodwill and identifiable intangible assets	(4,947)	(4,982)

Adjusted assets		$304,678	$273,941

(2)     Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. Tangible equity capital includes tangible shareholders’ equity and an additional amount of up to 15% of tangible equity capital in the form of junior subordinated debt issued to a trust. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semi-annual periods and the subordinated nature of the obligations in our capital structure. The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity and tangible equity capital:

	As of

	February	November
	2004	2003

	(in millions)
Shareholders’ equity	$22,235	$21,632
Deduct: Goodwill and identifiable intangible assets	(4,947)	(4,982)

Tangible shareholders’ equity	$17,288	$16,650
Add: Junior subordinated debt issued to a trust	2,750	—

Tangible equity capital	$20,038	$16,650

(3)     Leverage ratio equals total assets divided by shareholders’ equity.

(4)     Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity deployed in our businesses.

(5)     Book value per share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 488.6 million as of February 2004 and 496.1 million as of November 2003.

(6)     Tangible book value per share is computed by dividing tangible shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Short-Term Borrowings

       Goldman Sachs obtains unsecured short-term borrowings through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be payable within one year at the option of the holder.

       The following table sets forth our short-term borrowings:

Short-Term Borrowings

(in millions)

	As of

	February	November
	2004	2003

Promissory notes	$25,415	$24,119
Commercial paper	4,827	4,767
Bank loans and other	9,695	8,183
Current portion of long-term borrowings	10,246	7,133

Total	$50,183	$44,202

       Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes (short-term unsecured debt that is nontransferable and in which Goldman Sachs does not make a market) and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature. See “— Liquidity Risk Management” for a discussion of the liquidity policies we have in place to manage the liquidity risk associated with our short-term borrowings. See Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the year ended November 2003 for a discussion of factors that could impair our ability to access these and other markets. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our short-term borrowings.

Credit Ratings

       Goldman Sachs relies upon the short-term and long-term debt capital markets to fund a significant portion of its day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are important when we are competing in certain markets and when we seek to engage in longer term transactions, including OTC derivatives. We believe our credit ratings are determined primarily based on the credit rating agencies’ assessment of the external operating environment, our liquidity, market and credit risk management practices, the level and variability of our earnings, our franchise, reputation and management, and our capital base. See Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the year ended November 2003 for a discussion of the risks associated with a reduction in our credit ratings.

       The following table sets forth our credit ratings as of February 2004:

	Short-Term Debt	Long-Term Debt

Dominion Bond Rating Service Limited	R-1 (middle)	A (high)
Fitch, Inc.	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Standard & Poor’s	A-1	A+

       As of February 2004, collateral of $282 million would have been callable in the event of a one-level reduction in our long-term credit ratings, pursuant to bilateral agreements with certain counterparties. In evaluating our liquidity requirements, we consider additional collateral that could be called in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. See “— Liquidity Risk Management” for a further discussion of our excess liquidity policies.

Contractual Obligations and Contingent Commitments

       Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our commitments, contingencies and guarantees.

       The following table sets forth our contractual obligations as of February 2004:

Contractual Obligations

(in millions)

	Remainder	2005-	2007-	2009-
	of 2004	2006	2008	Thereafter	Total

Long-term borrowings by contract maturity (1) (2)	$—	$18,665	$9,822	$40,648	$69,135
Minimum rental payments	325	702	608	2,378	4,013

(1)     Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)     Long-term borrowings repayable at the option of Goldman Sachs are reflected at their contractual maturity dates. Certain long-term borrowings redeemable prior to maturity at the option of the holder are reflected at the date such options first become exercisable.

       As of February 2004, our long-term borrowings were $69.14 billion. Substantially all of our long-term borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2034. As of February 2004, long-term borrowings included nonrecourse debt of $6.71 billion, consisting of $3.09 billion issued by William Street Funding Corporation (Funding Corp) (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments made by another wholly owned William Street entity to investment-grade clients), $1.82 billion issued by consolidated variable interest entities (VIEs) and $1.80 billion issued by other consolidated entities, primarily associated with our ownership of Cogentrix and East Coast Power L.L.C. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay through a guarantee, general partnership interest or contractual arrangement. See Note 3 and Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding VIEs and our long-term borrowings, respectively.

       As of February 2004, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $4.01 billion. These lease commitments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

       Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. In the first quarter of 2004, we reduced our global office space and incurred exit costs of $35 million. We may incur additional exit costs in 2004 and thereafter to the extent we (i) further reduce our capacity or (ii) commit to new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. Such exit costs may be material to our results of operations in a given period.

       The following table sets forth our contingent commitments as of February 2004:

Contingent Commitments

(in millions)

	Commitment Amount by Period of Expiration

	Remainder	2005-	2007-	2009-
	of 2004	2006	2008	Thereafter	Total

Commitments to extend credit	$5,356	$5,846	$1,902	$4,982	$18,086
Commitments under letters of credit issued by banks to counterparties	10,818	414	—	142	11,374
Other commercial commitments (1)	235	549	414	410	1,608

Total	$16,409	$6,809	$2,316	$5,534	$31,068

(1)	Includes our corporate and real estate investment fund commitments, construction-related obligations and other purchase commitments.

       Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of February 2004, $4.49 billion of our outstanding commitments have been issued through the William Street credit extension program. Substantially all of the credit risk associated with these commitments has been hedged through credit loss protection provided by SMFG. We have also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our commitments, contingencies and guarantees.

       As of February 2004, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $51.50 billion.

Liquidity Risk Management

       Liquidity (i.e., ready access to funds) is of critical importance to companies in the financial services sector. Most failures of financial institutions have occurred in large part due to insufficient liquidity. Accordingly, Goldman Sachs has in place a comprehensive set of liquidity and funding policies that are intended to maintain significant flexibility to address both firm-specific and broader industry or market liquidity events. Our principal objective is to be able to fund Goldman Sachs and to enable our core businesses to continue to grow and generate revenue by providing services to our clients, even under adverse circumstances.

       Our liquidity policies are focused on the maintenance of excess liquidity, conservative asset-liability management and crisis planning. See “Management’s Discussion and Analysis—Risk Management—Liquidity Risk” in our Annual Report on Form 10-K for the year ended November 2003 for a description of our principal liquidity policies. Some of our principal liquidity policies are summarized below.

          Excess Liquidity Policies

       Maintenance of a Pool of Highly Liquid Securities. Our most important liquidity policy is to pre-fund what we estimate will be our likely cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” liquidity is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pre-funded pool of excess liquidity provides us with a reliable source of funds and gives us significant flexibility in managing through a difficult funding environment.

       The loan value (the estimated amount of cash that would be advanced by counterparties against securities we own) of our Global Core Excess liquidity averaged $37.96 billion(1) in the first quarter of 2004 and $38.46 billion(1) in the fiscal year 2003. The loan value of the U.S. dollar-denominated component of our Global Core Excess liquidity averaged $30.84 billion in the first quarter of 2004 and $32.22 billion in the fiscal year 2003. The U.S. dollar-denominated component includes overnight cash deposits and Federal Reserve repo-eligible securities, including unencumbered U.S. government and agency securities and highly liquid mortgage securities, of which overnight cash deposits and U.S. Treasuries, on average, comprised 99% in the first quarter of 2004 and 95% in the fiscal year 2003. Our Global Core Excess liquidity also includes unencumbered French, German, United Kingdom and Japanese government bonds and non-U.S. dollar overnight cash deposits. The aggregate loan value of our non-U.S. dollar-denominated Global Core Excess liquidity averaged $7.12 billion in the first quarter of 2004 and $6.24 billion in the fiscal year 2003.

       Other Unencumbered Assets. In addition to our Global Core Excess liquidity described above, we have a significant amount of other unencumbered securities as a result of our business activities. These assets, which are located in the United States, Europe and Asia, include other government bonds, high-grade money market securities, corporate bonds and marginable equities.

       Our policy is to maintain Global Core Excess liquidity and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 100% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next twelve months. This policy is intended to ensure that we could fund our positions on a secured basis for one year in the event we were unable to issue new unsecured debt or liquidate assets. To determine the amount of unencumbered assets required, we assume conservative loan values that are based on stress-scenario borrowing capacity. We review these assumptions asset-by-asset at least annually. The estimated aggregate loan value of our Global Core Excess liquidity and our other unencumbered assets averaged $89.40 billion in the first quarter of 2004 and $76.42 billion in the fiscal year 2003.

       Committed Bank Facilities. While we assume committed or advised bank facilities will be unavailable in the event of a liquidity crisis, Goldman Sachs maintains over $1 billion in committed undrawn bank facilities as an additional liquidity resource.

(1)  The Global Core Excess liquidity excludes liquid assets that Funding Corp holds separately to support the William Street credit extension program.

          Asset-Liability Management Policies

       Maintenance of a Highly Liquid Balance Sheet. Goldman Sachs seeks to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. Many of our assets are readily funded in the repurchase agreement and securities lending markets.

       Our balance sheet fluctuates significantly between financial statement dates and is lower at quarter end than would be observed on an average basis. We require our businesses to reduce balance sheet usage on a quarterly basis to demonstrate compliance with limits set by management, thereby providing a disincentive to committing our capital over longer periods of time. These balance sheet reductions are generally achieved during the last several weeks of each fiscal quarter through ordinary-course, open-market transactions in the most liquid portions of our balance sheet, principally U.S. government and agency securities, securities of foreign sovereigns, and mortgage and money market instruments, as well as through the roll-off of repurchase agreements and certain collateralized financing arrangements. Accordingly, over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 18% lower and 14% lower, respectively, than amounts that would have been observed, based on a weekly average, over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or excess liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.

       Funding of Assets With Longer Term Liabilities. We seek to maintain total capital (long-term borrowings plus shareholders’ equity) substantially in excess of the aggregate of the following long-term financing requirements:

•	the portion of financial instruments owned that we believe could not be funded on a secured basis in periods of market stress;

•	goodwill and identifiable intangible assets, property, leasehold improvements and equipment, and other illiquid assets;

•	derivatives margin requirements and collateral outflows; and

•	anticipated draws on our unfunded commitments, including the William Street credit extension program.

       Our total capital of $91.37 billion and $79.11 billion as of February 2004 and November 2003, respectively, substantially exceeded these requirements.

       We assume conservative loan values when we estimate the portion of a financial instrument that we believe could not be funded on a secured basis in a stress scenario. Certain financial instruments that may be difficult to fund on a secured basis during times of market stress, such as certain mortgage whole loans, mortgage-backed securities, bank loans and high-yield securities, generally require higher levels of unsecured long-term financing than more liquid types of financial instruments, such as U.S. government and agency securities. See Note 3 and Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the financial instruments we hold and other assets, respectively.

       While Goldman Sachs generally does not rely on immediate sales of assets (other than from our Global Core Excess liquidity) to maintain liquidity in a distressed environment, we recognize that orderly asset sales may be prudent, and could be necessary, in a persistent liquidity crisis. As a result, we seek to manage the composition of our asset base and the maturity profile of our funding such that we should be able to liquidate our assets prior to our liabilities coming due, even in times of prolonged or severe liquidity stress.

       Subsidiary Funding and Foreign Exchange Policies. Substantially all of our unsecured funding is raised by our parent company, Group Inc. The parent company then lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing requirements.

Group Inc. has substantial amounts of equity and subordinated indebtedness invested, directly or indirectly, in its regulated subsidiaries; for example, as of February 2004, Group Inc. had $13.88 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. regulated broker-dealer; $10.23 billion invested in Goldman Sachs International, a registered U.K. broker-dealer; $2.41 billion invested in Spear, Leeds & Kellogg, L.P., a U.S. regulated broker-dealer; and $1.73 billion invested in Goldman Sachs (Japan) Limited, a Tokyo-based broker-dealer. Group Inc. also had $48.30 billion of unsubordinated loans to these entities as of February 2004, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries. We manage our intercompany exposure by generally requiring senior and subordinated intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. In addition many of our subsidiaries and affiliates pledge collateral at loan value to the parent company to cover their intercompany borrowings (other than subordinated debt) in order to mitigate parent company liquidity risk. Equity investments in subsidiaries are generally funded with parent company equity capital. As of February 2004, Group Inc.’s equity investment in subsidiaries was $21.49 billion compared with its shareholders’ equity of $22.23 billion.

       Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is hedged. In addition, we generally hedge the nontrading exposure to foreign exchange risk that arises from transactions denominated in currencies other than the transacting entity’s functional currency.

          Liquidity Crisis Plan

       Goldman Sachs maintains a Liquidity Crisis Plan that identifies a structure for analyzing and responding to a liquidity-threatening event. The Liquidity Crisis Plan provides the framework to estimate the likely impact of a liquidity event on Goldman Sachs and outlines which and to what extent liquidity maintenance activities should be implemented based on the severity of the event. It also lists the crisis management team and internal and external parties to be contacted to ensure effective distribution of information.

          Cash Flows

       As a global financial institution, our cash flows are complex and interrelated and bear little relation to our net earnings and net assets and, consequently, we believe that traditional cash flow analysis is less meaningful in evaluating our liquidity position than the excess liquidity and asset-liability management policies described above. Cash flow analysis may, however, be helpful in highlighting certain macro trends and strategic initiatives in our business.

       Three Months Ended February 2004. Our cash and cash equivalents as of February 2004 were essentially unchanged compared with November 2003. We raised $15.15 billion in cash from financing activities, in part to capitalize on the favorable interest rate environment. We used $15.29 billion in our operating and investing activities, primarily to capitalize on opportunities in our trading and principal investing businesses.

       Three Months Ended February 2003. Our cash and cash equivalents decreased slightly to $4.59 billion at the end of the first quarter of 2003. We raised $9.41 billion in cash from financing activities. We used $9.65 billion in our operating and investing activities primarily to capitalize on opportunities in our trading and principal investing businesses, including the purchase of investments that could be difficult to fund in periods of market stress. We also invested in the convertible preferred stock of SMFG.

Recent Accounting Developments

       In January 2003, the FASB issued FASB Interpretation (FIN) No. 46. In accordance with its original provisions, we adopted FIN No. 46 immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, we were initially required to adopt FIN No. 46 no later than November 2003. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which clarified and revised the accounting and transition guidance for VIEs. As of February 2004 and November 2003, we adopted FIN No. 46 or FIN No. 46-R for substantially all VIEs in which we held a variable interest as of February 2004 and November 2003, respectively. The effect of our adoption of FIN No. 46 and the early application of FIN No. 46-R to certain structures was not material to our financial condition, results of operations or cash flows. We are still evaluating the effect of full adoption of FIN No. 46-R for our second quarter of 2004, but do not currently expect full adoption to have a material effect on our financial condition, results of operations or cash flows.

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

       In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for financial instruments entered into or modified after May 31, 2003, except for those provisions relating to noncontrolling interests that have been deferred. As required, we adopted the applicable provisions of SFAS No. 150 to all financial instruments at the beginning of our fourth quarter of 2003. Adoption did not have a material effect on our financial condition, results of operations or cash flows. If the deferred provisions are finalized in their current form, we do not expect adoption to have a material effect on our financial condition, results of operations or cash flows.

       In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) amends employers’ disclosures about pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. Interim period disclosure is generally effective for our second quarter of 2004. Required annual disclosure is effective for our year ending 2004. We have elected to early adopt the interim period disclosures for our first quarter of 2004. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our employee benefit plans.

       In January 2004, the FASB issued the FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP No. FAS 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). In accordance with FSP No. FAS 106-1, we have elected to defer the accounting for the effects of the Act. We do not expect adoption of FSP No. FAS 106-1 to have a material effect on our financial condition, results of operations or cash flows.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

       Senior management uses a number of quantitative tools to manage our exposure to market risk. These tools include:

•	risk limits based on a summary measure of risk exposure referred to as VaR;

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our trading net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equities markets and significant moves in selected emerging markets; and

•	inventory position limits for selected business units.

See Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended November 2003 and the information incorporated by reference therein for a description of our risk management policies and procedures.

          VaR

       Value-at-Risk (VaR) is the potential loss in value of Goldman Sachs’ trading positions due to adverse market movements over a defined time horizon with a specified confidence level.

       For the VaR numbers reported below, a one-day time horizon and a 95% confidence level were used. This means that there is a 1 in 20 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. Thus, shortfalls from expected trading net revenues on a single trading day greater than the reported VaR would be anticipated to occur, on average, about once a month. Shortfalls on a single day can exceed reported VaR by significant amounts. Shortfalls can also accumulate over a longer time horizon such as a number of consecutive trading days.

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

       We use historical data to estimate our VaR and, to better reflect current asset volatilities, we generally weight historical data to give greater importance to more recent observations. Given its reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are no sudden fundamental changes or shifts in market conditions. An inherent limitation of VaR is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk. Different VaR methodologies and distributional assumptions could produce a materially different VaR. Moreover, VaR calculated for a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or offset with hedges within one day. Changes in VaR between reporting periods are generally due to changes in levels of exposure, volatilities and/or correlations among asset classes.

       The following table sets forth the daily VaR for substantially all of our trading positions:

Daily VaR

(in millions)

	Average for the
	Three Months Ended		As of		Three Months Ended
					February 2004
	February	February	February	November
Risk Categories	2004	2003 (2)	2004	2003 (2)	High	Low

Interest rates	$38	$32	$34	$35	$64	$30
Equity prices	37	31	37	33	43	30
Currency rates	23	22	15	24	31	8
Commodity prices	15	18	14	11	18	11
Diversification effect (1)	(42)	(50)	(33)	(40)

Firmwide	$71	$53	$67	$63	88	59

(1)     Equals the difference between firmwide VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

(2)     During the fourth quarter of 2003, we made certain changes to our model for calculating VaR. The effect of these changes was not material and accordingly, prior periods have not been adjusted.

       The following chart presents the daily VaR for substantially all of our trading positions during the last four quarters:

Daily VaR

($ in millions)

          Trading Net Revenues Distribution

       Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution for substantially all of our daily trading net revenues for the quarter ended February 2004:

Daily Trading Net Revenues

($ in millions)

       As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended February 2004.

          Nontrading Risk

       The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of February 2004, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $107 million compared with $104 million as of November 2003.

       The market risk of our investment in the convertible preferred stock of SMFG is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of February 2004, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $120 million compared with $75 million as of November 2003. The change is primarily due to the increase in the underlying SMFG share price. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.

          Derivatives

       Derivative contracts are instruments, such as futures, forwards, swaps or option contracts, that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange.

       Most of our derivative transactions are entered into for trading purposes. We use derivatives in our trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. We also enter into derivative contracts to manage the interest rate, currency and equity-linked exposure on our long-term borrowings.

       Derivatives are used in many of our businesses, and we believe that the associated market risk can only be understood relative to the underlying assets or risks being hedged, or as part of a broader trading strategy. Accordingly, the market risk of derivative positions is managed with all of our other nonderivative risk.

       Derivative contracts are reported on a net-by-counterparty basis in our condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

       The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of February 2004, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure

($ in millions)

				Percentage of
		Collateral	Exposure Net	Exposure Net
Credit Rating Equivalent	Exposure	Held (2)	of Collateral	of Collateral

AAA/Aaa	$4,303	$129	$4,174	11%
AA/Aa2	9,452	858	8,594	22
A/A2	19,846	2,776	17,070	44
BBB/Baa2	6,864	1,412	5,452	14
BB/Ba2 or lower	4,877	1,593	3,284	8
Unrated (1)	746	437	309	1

Total	$46,088	$7,205	$38,883	100%

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

       The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral

(in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (2)

AAA/Aaa	$529	$80	$1,818	$565	$1,182	$4,174
AA/Aa2	1,332	633	2,824	2,038	1,767	8,594
A/A2	4,005	1,448	1,534	2,081	8,002	17,070
BBB/Baa2	1,668	931	1,469	846	538	5,452
BB/Ba2 or lower	591	766	1,338	409	180	3,284
Unrated (1)	129	38	104	20	18	309

Total	$8,254	$3,896	$9,087	$5,959	$11,687	$38,883

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (2)

Interest rates	$1,059	$293	$5,094	$3,819	$11,260	$21,525
Currencies	4,290	1,152	2,174	1,661	335	9,612
Commodities	1,432	1,702	1,187	377	24	4,722
Equities	1,473	749	632	102	68	3,024

Total	$8,254	$3,896	$9,087	$5,959	$11,687	$38,883

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

       The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 28, 2003.

IPO Process Matters

       In the lawsuit alleging a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings, on February 24, 2004, the district court granted defendants’ motion to dismiss on standing grounds the damages claims asserted by the purchasers of securities.

World Online Litigation

       On March 12, 2004, the Dutch shareholders association appealed from the dismissal of their claims against Goldman Sachs International.

Research Independence Matters

       On April 1, 2004, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of the action relating to research coverage of Covad Communications Company.

       On March 15, 2004, Goldman, Sachs & Co. moved to dismiss the action relating to research coverage of Exodus Communications, Inc.

       By a Stipulation and Order entered on March 10, 2004, the action on behalf of purchasers of The Goldman Sachs Group, Inc. stock alleging breach of fiduciary duty and violation of the federal securities laws in connection with the firm’s research activities was transferred to the U.S. District Court for the Southern District of New York.

       On March 3, 2004, plaintiffs in the purported shareholder derivative action against The Goldman Sachs Group, Inc. and its Board of Directors filed an amended complaint alleging a breach of fiduciary duty in connection with both the firm’s research activities (which had been the basis of the original complaint) as well as the firm’s IPO allocations practices.

Enron Litigation Matters

       On February 25, 2004, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. moved to dismiss the action brought on behalf of former shareholders of Portland General Corporation.

Exodus Securities Litigation

       On March 15, 2004, the underwriter defendants moved to dismiss the third amended complaint.

Specialist Matters

       On March 30, 2004, a final global settlement with the SEC and the NYSE was announced covering activities during the years 1999 through 2003 of certain specialist firms on the NYSE, including Spear, Leeds & Kellogg Specialists LLC (SLKS). Without admitting or denying the allegations, SLKS and the other specialist firms entered into settlements to resolve SEC and NYSE investigations of the firms. The SLKS settlement involves, among other things, (i) findings by the SEC and the NYSE that the specialist firms violated certain federal securities laws and NYSE rules, and in some cases failed to supervise certain individual specialists, in connection with trades that allegedly disadvantaged customer orders, (ii) a cease and desist order against SLKS, (iii) a censure of SLKS, (iv) SLKS’ agreement to pay an aggregate of $45.3 million in disgorgement and a penalty to be used to compensate customers, (v) certain undertakings with respect to SLKS’ systems and procedures, and (vi) SLKS’ retention of an independent consultant to review and evaluate certain of

SLKS’ compliance systems, policies and procedures. The settlement did not resolve the related private civil actions or regulatory investigations involving individuals.

Treasury Proceeding

       Goldman, Sachs & Co. has been named as a defendant in a purported class action filed on March 10, 2004 in the U.S. District Court for the Northern District of Illinois on behalf of holders of short positions in 30-year U.S. Treasury futures and options on the morning of October 31, 2001. The complaint alleges that the firm purchased 30-year bonds and futures prior to the Treasury’s refunding announcement that morning based on non-public information about that announcement, and that such purchases increased the costs of covering such short positions. The complaint also names as defendants a Washington consultant who allegedly was the source of the information, a former Goldman, Sachs & Co. economist who allegedly received the information, and another company and one of its employees who also allegedly received and traded on the information prior to its public announcement. The complaint alleges violations of the federal commodities and antitrust laws, as well as Illinois statutory and common law, and seeks, among other things, unspecified damages including treble damages under the antitrust laws.

Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

       The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended February 27, 2004.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares That May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (3)	Plans or Programs (3)

Month #1	499,400	$97.67	499,400	8,079,053
(November 29, 2003 to December 26, 2003)

Month #2	3,181,060 (2)	$98.78	2,698,959	20,380,094
(December 27, 2003 to January 30, 2004)

Month #3	999,200	$102.33	999,200	19,380,894
(January 31, 2004 to February 27, 2004) (1)

Total	4,679,660	$99.42	4,197,559

(1)   As a matter of policy, Goldman Sachs did not repurchase, during the last two weeks of this month, shares of its common stock as part of the repurchase program due to a self-imposed “black-out” period prior to the release of its quarterly earnings.
(2)   Includes repurchases of 482,101 shares associated with employee income taxes on shares issued at the time of our IPO that were delivered to employees during the period.
(3)   On March 21, 2000, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 60 million shares by resolutions of our Board of Directors adopted on June 18, 2001, March 18, 2002, November 20, 2002 and January 30, 2004. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 18.6 million shares as of April 2, 2004; the repurchase program has no set expiration or termination date.

Item 4:	Submission of Matters to a Vote of Security Holders

       On March 31, 2004, Group Inc. held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of four directors to our Board of Directors for three-year terms and one director to our Board of Directors for a two-year term, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2004 fiscal year, and (iii) a shareholder proposal regarding the annual election of all members of the Board of Directors.

       Our shareholders elected the five nominees for their respective terms as members of our Board of Directors. Our shareholders also approved the ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the 2004 fiscal year. The shareholder proposal regarding the annual election of all members of the Board of Directors received the approval of a majority of the votes cast at the meeting, but did not receive the approval of a majority of the outstanding shares of our common stock; as a result, in accordance with our By-Laws, the shareholder proposal did not pass. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

			Against/		Broker
		For	Withheld	Abstain	Non-Votes

1.	Election of Directors:
	Lloyd C. Blankfein	409,954,491	7,394,556	*	*
	Lord Browne of Madingley	404,341,494	13,007,553	*	*
	Claes Dahlbäck	404,401,553	12,947,494	*	*
	James A. Johnson	400,394,571	16,954,476	*	*
	Lois D. Juliber	409,632,280	7,716,767	*	*

2.	Ratification of the Appointment of Independent Auditors	408,318,007	6,519,085	2,511,955	*

3.	Shareholder Proposal Regarding Declassification of the Board of Directors	192,049,333	173,629,818	2,638,838	49,031,058

*	Not applicable

Item 5:	Other Information

Cautionary Statement Pursuant to The Private Securities

Litigation Reform Act of 1995

       We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed in our Form 10-K for our year ended November 28, 2003, under Item 1 “Business — Certain Factors That May Affect Our Business.”

       Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. Other important factors that could adversely affect our investment banking transactions are contained in our Form 10-K for our year ended November 28, 2003, under Item 1 “Business — Certain Factors That May Affect Our Business.”

Item 6:	Exhibits and Reports on Form 8-K

       (a) Exhibits:

4.1	Supplemental Indenture, dated as of February 20, 2004, between Group Inc. and The Bank of New York, as trustee, with respect to junior subordinated debentures of Group Inc.

4.2	Amended and Restated Trust Agreement, dated as of February 20, 2004, among Group Inc., as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the administrative trustees named therein, with respect to Goldman Sachs Capital I.

4.3	Agreement as to Expenses and Liabilities, dated as of February 20, 2004, between Group Inc. and Goldman Sachs Capital I.

4.4	Guarantee Agreement, dated as of February 20, 2004, between Group Inc. and The Bank of New York, as guarantee trustee, with respect to Goldman Sachs Capital I.

10.1	Letter, dated March 31, 2004, from Group Inc. to Lois D. Juliber.

12.1	Statement re: computation of ratios of earnings to fixed charges.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

       (b) Reports on Form 8-K:

       On December 12, 2003, Group Inc. filed a Current Report on Form 8-K announcing certain changes to its business segment reporting structure.

       On December 18, 2003, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal fourth quarter and fiscal year ended November 28, 2003.

       On December 19, 2003, Group Inc. filed a Current Report on Form 8-K announcing certain management changes.

       On March 23, 2004, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal first quarter ended February 27, 2004.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ SARAH E. SMITH

Name: Sarah E. Smith
Title: Principal Accounting Officer

Date: April 6, 2004