Form 10-Q
period 2004-05-28
GOLDMAN SACHS GROUP INC/
filed 2004-07-09
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 28, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 2, 2004 there were 485,950,505 shares of the registrant’s common stock outstanding.

The Goldman Sachs Group, Inc.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003
	(in millions, except per share amounts)

Revenues
Investment banking	$928	$556	$1,682	$1,182
Trading and principal investments	3,409	2,149	7,228	4,516
Asset management and securities services	629	413	1,416	882
Interest income	2,710	2,867	5,255	5,499

Total revenues	7,676	5,985	15,581	12,079
Interest expense	2,038	2,000	3,911	3,907
Cost of power generation	127	—	231	—

Revenues, net of interest expense and cost of power generation	5,511	3,985	11,439	8,172
Operating expenses
Compensation and benefits	2,756	1,992	5,720	4,086
Amortization of employee initial public offering and acquisition awards	15	34	46	83
Brokerage, clearing and exchange fees	252	200	485	390
Market development	76	64	138	119
Communications and technology	120	119	232	236
Depreciation and amortization	121	139	256	296
Amortization of identifiable intangible assets	31	46	63	78
Occupancy	156	177	326	400
Professional services and other	244	176	504	428

Total non-compensation expenses	1,000	921	2,004	1,947

Total operating expenses	3,771	2,947	7,770	6,116

Pre-tax earnings	1,740	1,038	3,669	2,056
Provision for taxes	553	343	1,189	699

Net earnings	$1,187	$695	$2,480	$1,357

Earnings per share
Basic	$2.43	$1.43	$5.06	$2.78
Diluted	2.31	1.36	4.81	2.66
Dividends declared per common share	$0.25	$0.12	$0.50	$0.24
Average common shares outstanding
Basic	487.9	485.8	490.0	487.5
Diluted	513.5	510.2	515.3	511.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	May	November
	2004	2003
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$8,041	$7,087
Cash and securities segregated in compliance with U.S. federal and other regulations	50,546	29,715
Receivables from brokers, dealers and clearing organizations	11,147	9,197
Receivables from customers and counterparties	32,644	27,180
Securities borrowed	137,873	129,118
Securities purchased under agreements to resell	27,601	26,856
Financial instruments owned, at fair value	154,221	139,029
Financial instruments owned and pledged as collateral, at fair value	28,556	21,690

Total financial instruments owned, at fair value	182,777	160,719
Other assets	17,292	13,927

Total assets	$467,921	$403,799

Liabilities and shareholders’ equity
Short-term borrowings, including the current portion of long-term borrowings	$49,831	$44,202
Payables to brokers, dealers and clearing organizations	6,185	3,515
Payables to customers and counterparties	139,828	105,513
Securities loaned	20,418	17,528
Securities sold under agreements to repurchase	38,769	43,084
Financial instruments sold, but not yet purchased, at fair value	111,523	102,699
Other liabilities and accrued expenses	9,203	8,144
Long-term borrowings	69,012	57,482

Total liabilities	444,769	382,167
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 543,374,221 and 527,371,946 shares issued as of May 2004 and November 2003, respectively, and 480,651,341 and 473,014,926 shares outstanding as of May 2004 and November 2003, respectively	5	5
Restricted stock units and employee stock options	1,690	2,984
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	14,838	13,562
Retained earnings	12,146	9,914
Unearned compensation	(208)	(339)
Accumulated other comprehensive income	16	6
Treasury stock, at cost, par value $0.01 per share; 62,722,880 and 54,357,020 shares as of May 2004 and November 2003, respectively	(5,335)	(4,500)

Total shareholders’ equity	23,152	21,632

Total liabilities and shareholders’ equity	$467,921	$403,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	May	November
	2004	2003
	(in millions, except
	per share amounts)

Common stock, par value $0.01 per share
Balance, beginning of year	$5	$5
Issued	—	—

Balance, end of period	5	5
Restricted stock units and employee stock options
Balance, beginning of year	2,984	3,517
Issued	196	339
Delivered	(1,459)	(714)
Forfeited	(29)	(156)
Options exercised	(2)	(2)

Balance, end of period	1,690	2,984
Additional paid-in capital
Balance, beginning of year	13,562	12,750
Issuance of common stock	1,112	709
Excess net tax benefit related to delivery of stock-based awards	164	103

Balance, end of period	14,838	13,562
Retained earnings
Balance, beginning of year	9,914	7,259
Net earnings	2,480	3,005
Dividends declared	(248)	(350)

Balance, end of period	12,146	9,914
Unearned compensation
Balance, beginning of year	(339)	(845)
Restricted stock units granted	—	(6)
Restricted stock units forfeited	7	48
Amortization of restricted stock units	124	464

Balance, end of period	(208)	(339)
Accumulated other comprehensive income
Balance, beginning of year	6	(122)
Currency translation adjustment, net of tax	10	128

Balance, end of period	16	6
Treasury stock, at cost, par value $0.01 per share
Balance, beginning of year	(4,500)	(3,561)
Repurchased	(835)	(939)

Balance, end of period	(5,335)	(4,500)

	$23,152	$21,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended May
	2004	2003
	(in millions)

Cash flows from operating activities
Net earnings	$2,480	$1,357
Noncash items included in net earnings
Depreciation and amortization	256	296
Amortization of identifiable intangible assets	63	78
Stock-based compensation	280	238
Changes in operating assets and liabilities
Cash and securities segregated in compliance with U.S. federal and other regulations	(20,767)	(6,348)
Net receivables from brokers, dealers and clearing organizations	720	543
Net payables to customers and counterparties	28,704	5,153
Securities borrowed, net of securities loaned	(5,865)	6,262
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(6,592)	7,689
Financial instruments owned, at fair value	(21,634)	(50,928)
Financial instruments sold, but not yet purchased, at fair value	8,824	21,852
Other, net	1,159	(140)

Net cash used for operating activities	(12,372)	(13,948)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(228)	(256)
Business combinations, net of cash acquired	(94)	—
Purchase of other investments	—	(525)

Net cash used for investing activities	(322)	(781)
Cash flows from financing activities
Short-term borrowings, net	(1,946)	6,703
Issuance of long-term borrowings	22,013	15,023
Repayment of long-term borrowings, including the current portion of long-term borrowings	(5,824)	(3,986)
Derivative contracts with a financing element	238	—
Common stock repurchased	(835)	(544)
Dividends paid	(248)	(113)
Proceeds from issuance of common stock	250	32

Net cash provided by financing activities	13,648	17,115

Net increase in cash and cash equivalents	954	2,386
Cash and cash equivalents, beginning of year	7,087	4,822

Cash and cash equivalents, end of period	$8,041	$7,208

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $3.72 billion and $3.78 billion during the six months ended May 2004 and May 2003, respectively.

Cash payments for income taxes, net of refunds, were $639 million and $488 million during the six months ended May 2004 and May 2003, respectively.

Noncash activities:

During the six months ended May 2004, the firm assumed $1.46 billion of nonrecourse debt in connection with a business combination.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003
	(in millions)

Net earnings	$1,187	$695	$2,480	$1,357
Currency translation adjustment, net of tax	(13)	36	10	140

Comprehensive income	$1,174	$731	$2,490	$1,497

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

As defined in Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” VIEs are entities that lack one or more of the characteristics of a voting interest entity. Prior to the issuance of FIN No. 46, VIEs were commonly

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

referred to as SPEs. FIN No. 46 states that a controlling financial interest in an entity is present when an enterprise has a variable interest, or combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE under FIN No. 46.

The FASB issued FIN No. 46 in January 2003. In accordance with its original provisions, the firm adopted FIN No. 46 immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the firm was initially required to adopt FIN No. 46 no later than November 2003. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which clarified and revised the accounting and transition guidance for VIEs. As permitted, the firm adopted either FIN No. 46 or FIN No. 46-R for substantially all VIEs in which it held a variable interest as of November 2003. As of May 2004, the firm adopted FIN No. 46-R for all VIEs in which it held a variable interest.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FIN No. 46-R, the firm does not consolidate QSPEs. QSPEs are passive entities that hold financial assets transferred to them and are commonly used in mortgage and other securitization transactions. Prior to the adoption of FIN No. 46 or FIN No. 46-R, as applicable, the firm consolidated all nonqualifying SPEs if the firm controlled the SPE, held a majority of the SPE’s substantive risks and rewards, or had transferred assets to the SPE and independent investors had not made a substantive majority equity investment in legal form.

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

The firm’s financial interests in, and derivative transactions with, nonconsolidated SPEs and VIEs are accounted for at fair value, in the same manner as other financial instruments. As of May 2004, the firm had no material additional financial commitments or guarantees in respect of these entities.

The firm also has formed numerous nonconsolidated merchant banking funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and does not hold a majority of the economic interests in any fund. Where the firm holds an interest that is significant to a fund, it is subject to removal as general partner. The firm’s aggregate investment in funds in which it holds a significant interest was $1.29 billion and $1.57 billion as of May 2004 and November 2003, respectively. Such fund investments are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition. Total assets in these funds were approximately $12 billion as of March 31, 2004 (the most recent investment fund reporting date).

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

Unless otherwise stated herein, all references to May 2004 and May 2003 refer to the firm’s fiscal periods ended, or the dates, as the context requires, May 28, 2004 and May 30, 2003, respectively. All references to November 2003 refer to the firm’s fiscal year ended, or the date, as the context requires, November 28, 2003.

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

Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. These transactions are generally collateralized by cash, securities or letters of credit. The firm takes possession of securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Interest income or expense on repurchase agreements and collateralized financing arrangements is recognized over the life of the transaction.

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

The fair values of the firm’s derivative contracts include cash that the firm has paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements) and consist of exchange-traded and over-the-counter (OTC) derivatives. The fair values of the firm’s exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The firm uses a variety of valuation models including the present value of known or estimated cash flows, option-pricing models and option-adjusted spread models. The valuation models used to derive the fair values of the firm’s OTC derivatives require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. The selection of a model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Where possible, the firm verifies the values produced by its pricing models to market transactions. For derivatives that trade in liquid markets, such as generic forwards, swaps and options, model selection does not involve significant judgment because market prices are readily available. For derivatives that trade in less liquid markets, model selection requires more judgment because such instruments tend to be more complex and pricing information is less available in the market. As markets continue to develop and more pricing information becomes available, the firm continues to review and refine the models it uses.

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

Where the firm cannot verify all of the significant model inputs to observable market data and verify the model value to market transactions, the firm values the contract at the transaction price at inception and, consequently, records no day one gain or loss in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

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

The firm’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of the transfer restrictions on the firm’s investment and the downside protection on the conversion strike price. The firm will have the right to convert its preferred stock in SMFG into shares of SMFG common stock beginning on February 8, 2005. The current conversion price is ¥ 322,300, but this price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥ 106,300). The firm’s convertible preferred investment is generally nontransferable. The underlying common stock is subject to certain transfer restrictions that will lapse in three equal annual installments beginning on February 8, 2005.

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

Power Generation. Power generation revenues associated with the firm’s consolidated power plant operations are included in “Trading and principal investments” in the condensed consolidated statements of earnings when power is delivered. “Cost of power generation” in the condensed consolidated statements of earnings includes all of the direct costs of these plant operations (e.g., fuel, operations and maintenance), as well as the depreciation and amortization associated with the plant and related contractual assets.

The following table sets forth the power generation revenues and costs directly associated with the firm’s consolidated power plant operations:

	Three Months		Six Months
	Ended May		Ended May
	2004	2003 (2)	2004	2003 (2)
	(in millions)

Revenues (1)	$124	$—	$240	$—
Cost of power generation	127	—	231	—

(1)	Excludes revenues from nonconsolidated power plant operations, accounted for in accordance with the equity method of accounting, as well as revenues associated with the firm’s power trading activities.

(2)	The firm did not have any consolidated power plant operations for these periods.

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

If the firm were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the year ended November 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and EPS as presented below:

		Three Months		Six Months
		Ended May		Ended May
		2004	2003	2004	2003
		(in millions, except per share amounts)

Net earnings, as reported		$1,187	$695	$2,480	$1,357
Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	77	73	181	154

Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under the fair-value method for all awards	(114)	(154)	(266)	(327)

Pro forma net earnings		$1,150	$614	$2,395	$1,184

EPS, as reported
Basic		$2.43	$1.43	$5.06	$2.78
Diluted		2.31	1.36	4.81	2.66
Pro forma EPS
Basic		$2.36	$1.26	$4.89	$2.43
Diluted		2.24	1.20	4.65	2.32

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. Prior to December 1, 2001, goodwill was amortized over periods of 15 to 20 years on a straight-line basis. Effective December 1, 2001, the firm adopted SFAS No. 142, “Goodwill and Other Intangible Assets”; consequently, goodwill is no longer amortized but, instead, is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of an operating segment is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists and specialist rights, are amortized over their useful lives. Identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment, net of accumulated depreciation and amortization, are included in “Other assets” in the condensed consolidated statements of financial condition. Effective December 1, 2001, the firm changed to the straight-line method of depreciation for certain property, leasehold improvements and equipment placed in service on or after December 1, 2001.

The firm’s depreciation and amortization is generally computed using the methods set forth below:

	Property and			Certain Internal Use
	Equipment	Leasehold Improvements		Software Costs
		Term of Lease Greater	Term of Lease Less
		Than Useful Life	Than Useful Life

Placed in service prior to December 1, 2001	Accelerated cost recovery	Accelerated cost recovery	Straight-line over the term of the lease	Straight-line over the useful life of the asset

Placed in service on or after December 1, 2001	Straight-line over the useful life of the asset	Straight-line over the useful life of the asset	Straight-line over the term of the lease	Straight-line over the useful life of the asset

Property, leasehold improvements and equipment are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

The firm’s operating leases include space held in excess of current needs. Rent expense relating to space held for growth is included in “Occupancy” in the condensed consolidated statements of earnings. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the firm records a liability, based on the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value upon termination.

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

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of the firm’s assets and liabilities. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The firm’s tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statements of financial condition.

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business.

Recent Accounting Developments

In January 2003, the FASB issued FIN No. 46. In accordance with its original provisions, the firm adopted FIN No. 46 immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the firm was initially required to adopt FIN No. 46 no later than November 2003. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which clarified and revised the accounting and transition guidance for VIEs. As permitted, the firm adopted either FIN No. 46 or FIN No. 46-R for substantially all VIEs in which the firm held a variable interest as of November 2003. As of May 2004, the firm adopted FIN No. 46-R for all VIEs in which it held a variable interest. The effect of the firm’s adoption of FIN No. 46 and FIN No. 46-R was not material to the firm’s financial condition, results of operations or cash flows.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) amends the disclosure requirements for pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. The firm adopted the interim period disclosures beginning with the first quarter of 2004. Required annual disclosure is effective for the firm’s fiscal year ending November 2004. See Note 11 for further information regarding the firm’s employee benefit plans.

In May 2004, the FASB issued the FASB staff position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP No. FAS 106-1 of the same title issued in January 2004. The firm is required to adopt FSP No. FAS 106-2 for its fourth quarter of 2004, but will account for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) at that time only if management concludes benefits provided under the firm’s plan meet the Act’s “actuarially equivalent” standard. Management is currently assessing actuarial equivalence and, if applicable, does not expect adoption of FSP No. FAS 106-2 to have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.	Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value, and financial instruments sold, but not yet purchased, at fair value:

	As of
	May 2004		November 2003
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,292	$—	$4,987	$—
U.S. government, federal agency and sovereign obligations	39,558	35,788	36,634	34,003
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	16,899	292	11,768	363
Investment-grade corporate bonds	9,494	4,525	9,862	4,641
Bank loans	8,311	354	6,706	264
High-yield securities	4,991	1,517	4,817	1,394
Preferred stock	4,806	196	3,822	163
Other	744	239	569	157

	45,245	7,123	37,544	6,982
Equities and convertible debentures	41,290	28,056	35,006	19,651
State, municipal and provincial obligations	1,398	—	459	—
Derivative contracts	49,309	40,459	45,733	41,886
Physical commodities	685	97	356	177

Total	$182,777	$111,523	$160,719	$102,699

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

The firm also enters into derivative contracts to manage the interest rate, currency and equity-linked exposure on its long-term borrowings and certain short-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements, currency swap agreements and equity-linked contracts, which are primarily utilized to convert a substantial portion of the firm’s long-term debt into U.S. dollar-based floating rate obligations. Certain interest rate swap contracts are designated as fair-value hedges. The gains or losses associated with the ineffective portion of these fair-value hedges are included in “Trading and principal investments” in the condensed consolidated statements of earnings and were not material for the three and six months ended May 2004 and May 2003.

Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of
	May 2004		November 2003
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$8,423	$9,444	$8,134	$9,271
Swap agreements	27,595	17,421	25,471	17,317
Option contracts	13,291	13,594	12,128	15,298

Total	$49,309	$40,459	$45,733	$41,886

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

During the six months ended May 2004 and May 2003, the firm securitized $28.63 billion and $59.80 billion, respectively, of financial assets, including $11.03 billion and $46.32 billion, respectively, of agency mortgage-backed securities. Cash flows received on retained interests and other securitization cash flows were approximately $515 million and $457 million for the six months ended May 2004 and May 2003, respectively.

As of May 2004 and November 2003, the firm held $4.33 billion and $3.20 billion of retained interests, respectively, including $4.20 billion and $3.04 billion, respectively, held in QSPEs. As of May 2004 and November 2003, the fair value of $645 million and $1.05 billion, respectively, of retained interests was based on quoted market prices in active markets.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of $3.69 billion and $2.15 billion as of May 2004 and November 2003, respectively, of retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of May 2004		As of November 2003
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	Other Asset-	Mortgage-	Other Asset
	Backed	Backed (3)	Backed	Backed (3)
	($ in millions)

Fair value of retained interests	$2,234	$1,451	$1,199	$954
Weighted average life (years)	4.4	4.0	3.8	3.4
Annual constant prepayment rate	18.9%	N/A	22.0%	N/A
Impact of 10% adverse change	$(6)	$—	$(3)	$—
Impact of 20% adverse change	(15)	—	(7)	—
Annual credit losses (1)	3.6%	4.3%	2.9%	1.3%
Impact of 10% adverse change (2)	$(5)	$(4)	$(11)	$(6)
Impact of 20% adverse change (2)	(8)	(8)	(19)	(11)
Annual discount rate	10.9%	3.0%	15.0%	8.3%
Impact of 10% adverse change	$(52)	$(23)	$(27)	$(6)
Impact of 20% adverse change	(101)	(45)	(51)	(11)

(1)	Annual percentage credit loss is based only on positions in which expected credit loss is a key assumption in the determination of fair values.

(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(3)	Includes retained interests in government and corporate bonds and other types of financial assets that are not subject to prepayment risk.

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

In addition to the retained interests described above, the firm also held interests in QSPEs, primarily agency mortgage-backed securities, purchased in connection with secondary market-making activities. These purchased interests approximated $5 billion and $6 billion as of May 2004 and November 2003, respectively.

In connection with the issuance of asset-repackaged notes to investors, the firm had derivative receivables from QSPEs, to which the firm has transferred assets, with a fair value of $146 million and $188 million as of May 2004 and November 2003, respectively. These receivables are collateralized by a first-priority interest in the assets held by each QSPE. Accordingly, the firm views these derivative receivables in the same manner as other segregated collateral arrangements from a credit perspective.

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

The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated, asset-backed VIEs where the firm does not hold a majority voting interest:

	As of
	May	November
	2004	2003
	(in millions)

VIE assets (1)	$3,254	$1,832
Maximum exposure to loss	795	145

(1)	Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay through a guarantee, general partnership interest or contractual arrangement.

The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in nonconsolidated VIEs:

	As of May 2004
		Maximum Exposure to Loss
	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)

Mortgage-backed	$2,094	$—	$81	$—	$252	$333
Other asset-backed	14,460	97	206	206	1,371	1,880

Total	$16,554	$97	$287	$206	$1,623	$2,213

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

The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of May 2004 and November 2003, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $477.23 billion and $410.01 billion, respectively, of which the firm sold or repledged $418.43 billion and $350.57 billion, respectively.

The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of May 2004 and November 2003, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to counterparties that did not have the right to sell or repledge was $46.31 billion and $47.39 billion, respectively.

Note 4.	Short-Term Borrowings

The firm obtains secured and unsecured short-term borrowings through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may become payable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Short-term borrowings are set forth below:

	As of
	May	November
	2004	2003
	(in millions)

Promissory notes	$23,447	$24,119
Commercial paper	3,958	4,767
Bank loans and other	10,770	8,183
Current portion of long-term borrowings	11,656	7,133

Total (1)	$49,831	$44,202

(1)	As of May 2004 and November 2003, the weighted average interest rates for short-term borrowing, including commercial paper, were 1.64% and 1.48%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 1.44% and 1.25% as of May 2004 and November 2003, respectively.

Note 5.	Long-Term Borrowings

Long-term borrowings are set forth below:

	As of
	May	November
	2004	2003
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$32,096	$28,242
Non-U.S. dollar	11,419	8,703
Floating rate obligations (2)
U.S. dollar	18,531	13,269
Non-U.S. dollar	6,966	7,268

Total	$69,012	$57,482

(1)	As of May 2004 and November 2003, interest rates on U.S. dollar fixed rate obligations ranged from 2.85% to 12.00% and from 4.13% to 12.00%, respectively. As of May 2004 and November 2003, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.51% to 8.88% and from 0.70% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR, the U.S. Treasury bill rate or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

Long-term borrowings include nonrecourse debt issued by the following subsidiaries:

	As of
	May	November
	2004	2003
	(in millions)

William Street Funding Corporation	$3,793	$3,173
Variable interest entities	2,107	1,635
Other subsidiaries	1,821	622

Total	$7,721	$5,430

Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay through a guarantee, general partnership interest or contractual arrangement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Long-term borrowings by fiscal maturity date are set forth below:

	As of
	May 2004 (1) (2) (3)			November 2003 (2) (3)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2005	$4,339	$2,053	$6,392	$7,854	$4,598	$12,452
2006	7,199	1,835	9,034	6,133	1,576	7,709
2007	4,825	774	5,599	1,274	564	1,838
2008	3,151	2,798	5,949	3,105	2,546	5,651
2009-thereafter	31,114	10,924	42,038	23,145	6,687	29,832

Total	$50,628	$18,384	$69,012	$41,511	$15,971	$57,482

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may become redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of the firm are reflected at their contractual maturity dates. Certain long-term borrowings redeemable prior to maturity at the option of the holders are reflected at the dates such options first become exercisable.

(3)	Long-term borrowings have maturities that range from one to 30 years from the date of issue.

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

The effective weighted average interest rates for long-term borrowings, after giving effect to hedging activities, are set forth below:

	As of
	May 2004		November 2003
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$2,545	6.84%	$1,517	7.43%
Floating rate obligations	66,467	1.71	55,965	1.79

Total	$69,012	1.90	$57,482	1.94

Deferrable Interest Junior Subordinated Debentures

In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the firm for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from Group Inc. and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of May 2004, the firm held all of the common beneficial interests.

The Trust is a wholly owned finance subsidiary of the firm for legal and regulatory purposes. However, for accounting purposes, under FIN No. 46-R, the Trust is not a consolidated subsidiary of the firm because the firm’s ownership of the common beneficial interest is not considered at risk,

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

since the Trust’s principal asset is the $2.84 billion of junior subordinated debentures issued by the firm. The firm pays interest semi-annually on these debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. See Note 6 for further information regarding the firm’s guarantee of the preferred beneficial interests issued by the Trust.

The firm has the right, from time to time, to defer payment of interest on the junior subordinated debentures, and, therefore, cause payment of dividends on the Trust’s preferred beneficial interests to be deferred, in each case for up to ten consecutive semi-annual periods, and during any such extension period Group Inc. will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by the firm unless all dividends payable on the preferred beneficial interests have been paid in full.

Note 6.	Commitments, Contingencies and Guarantees

Commitments

The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $41.54 billion as of May 2004.

In connection with its lending activities, the firm had outstanding commitments of $18.95 billion as of May 2004. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements.

As of May 2004, $5.86 billion of the firm’s outstanding commitments to extend credit have been issued through the William Street credit extension program. These commitments were primarily issued through William Street Commitment Corporation (Commitment Corp), a consolidated wholly owned subsidiary of Group Inc. Another consolidated wholly owned subsidiary, William Street Funding Corporation (Funding Corp), was formed to raise funding to support the William Street credit extension program. Commitment Corp and Funding Corp are each separate corporate entities, with assets and liabilities that are legally separated from the other assets and liabilities of the firm. Accordingly, the assets of Commitment Corp and of Funding Corp will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp or Funding Corp, except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided by SMFG. The firm has also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $12.72 billion as of May 2004.

The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $1.27 billion in corporate and real estate investment funds as of May 2004.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm had construction-related commitments of $67 million and other purchase commitments of $216 million as of May 2004.

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, are set forth below:

(in millions)

Minimum rental payments
Remainder of 2004	$222
2005	357
2006	347
2007	311
2008	294
2009-thereafter	2,318

Total	$3,849

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

Guarantees

The firm enters into various derivative contracts that meet the definition of a guarantee under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such derivative contracts include credit default swaps, written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. FIN No. 45 does not require disclosures about derivative contracts if such contracts may be cash settled and the firm has no basis to conclude it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. The firm has concluded that these conditions have been met, for certain large, internationally active commercial and investment bank end users and certain other users. Accordingly, the firm has not included such contracts in the table below.

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

In connection with the firm’s establishment of Goldman Sachs Capital I (the Trust), Group Inc. effectively provided for the full and unconditional guarantee of the beneficial interests in the Trust held by third parties. Timely payment by Group Inc. of interest on the junior subordinated debentures and other amounts due and performance of its other obligations under the transaction documents will be sufficient to cover payments due by the Trust on its beneficial interests. As a result,

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

management believes that it is unlikely the firm will have to make payments related to the Trust other than those required under the junior subordinated debentures and in connection with certain expenses incurred by the Trust.

The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of May 2004:

		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying	Remainder	2005-	2007-	2009-
	Value	of 2004	2006	2008	Thereafter	Total
		(in millions)

Derivatives (1)	$6,127	$160,110	$229,588	$141,695	$250,108	$781,501
Securities lending indemnifications (2)	—	14,253	—	—	—	14,253
Guarantees of trust preferred beneficial interest (3)	—	85	349	349	7,199	7,982
Guarantee of the collection of contractual cash flows	11	35	185	530	19	769
Letters of credit and other guarantees	36	37	25	99	37	198

(1)	The carrying value of $6.13 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held in connection with securities lending indemnifications was $14.80 billion as of May 2004.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust (see Note 5 for further information regarding the Trust).

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm may agree to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with fund management activities and joint venture investments, the firm may issue loan guarantees to secure financing and to obtain preferential investment terms. The firm may be liable under these guarantees in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of May 2004 and November 2003.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of May 2004 and November 2003.

Note 7.	Shareholders’ Equity

The Board of Directors of Group Inc. declared a dividend of $0.25 per share to be paid on August 26, 2004, to common shareholders of record on July 27, 2004.

During the three and six months ended May 2004, the firm repurchased 3.7 million shares and 8.4 million shares of the firm’s common stock, respectively. The average price paid per share for repurchased shares was $100.34 and $99.83 for the three and six months ended May 2004, respectively. On January 30, 2004, the Board of Directors of Group Inc. authorized the repurchase of an additional 15.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of May 2004, the firm was authorized to repurchase up to 15.7 million additional shares of common stock pursuant to its common stock repurchase program.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003
	(in millions, except per share amounts)

Numerator for basic and diluted EPS — earnings available to common shareholders	$1,187	$695	$2,480	$1,357

Denominator for basic EPS — weighted average number of common shares	487.9	485.8	490.0	487.5
Effect of dilutive securities
Restricted stock units	12.3	18.8	11.7	18.2
Stock options	13.3	5.6	13.6	5.4

Dilutive potential common shares	25.6	24.4	25.3	23.6

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	513.5	510.2	515.3	511.1

Basic EPS	$2.43	$1.43	$5.06	$2.78
Diluted EPS	2.31	1.36	4.81	2.66

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003
	(in millions)

Number of antidilutive options, end of period	1	61	1	61

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

As of both May 2004 and November 2003, goodwill of $3.16 billion was included in “Other assets” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of
		May		November
		2004		2003
		(in millions)

Customer lists (1)	Gross carrying amount	$1,021		$1,021
	Accumulated amortization	(166)		(141)

	Net carrying amount	$855		$880

New York Stock Exchange (NYSE) specialist rights	Gross carrying amount	$714		$714
	Accumulated amortization	(93)		(78)

	Net carrying amount	$621		$636

Option and exchange- traded fund (ETF) specialist rights	Gross carrying amount	$149	(3)	$312
	Accumulated amortization	(23	)(3)	(182)

	Net carrying amount	$126		$130

Other (2)	Gross carrying amount	$299	(3)	$351
	Accumulated amortization	(145	)(3)	(177)

	Net carrying amount	$154		$174

Total	Gross carrying amount	$2,183	(3)	$2,398
	Accumulated amortization	(427	)(3)	(578	)(4)

	Net carrying amount	$1,756		$1,820

(1)	Primarily includes the firm’s clearance and execution and Nasdaq customer lists acquired in the firm’s combination with SLK LLC (SLK) and financial counseling customer lists acquired in the firm’s combination with The Ayco Company, L.P.

(2)	Primarily includes technology-related assets acquired in the firm’s combination with SLK.

(3)	Gross carrying amount and accumulated amortization exclude amounts related to assets that were no longer in service at the beginning of the period.

(4)	Accumulated amortization includes $188 million of impairment charges primarily related to option specialist rights.

Identifiable intangible assets are amortized over their useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 17 years. There were no identifiable intangible assets that were considered to be indefinite-lived and, therefore, not subject to amortization.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.	Other Assets and Other Liabilities

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	May	November
	2004	2003
	(in millions)

Equity-method investments and joint ventures	$4,975	$2,159
Goodwill and identifiable intangible assets (1)	4,916	4,982
Property, leasehold improvements and equipment	3,807	3,527
Miscellaneous receivables and other	3,594	3,259

Total	$17,292	$13,927

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

Other liabilities and accrued expenses primarily includes compensation and benefits, minority interest in certain consolidated entities, litigation liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	May	November
	2004	2003
	(in millions)

Compensation and benefits	$4,591	$3,956
Minority interest	1,695	1,281
Accrued expenses and other payables	2,917	2,907

Total	$9,203	$8,144

Note 11.	Employee Benefit Plans

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The components of pension expense and postretirement expense are set forth below:

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003
	(in millions)

U.S. pension
Service cost	$3	$2	$6	$4
Interest cost	5	3	10	6
Expected return on plan assets	(6)	(4)	(12)	(8)
Net amortization	1	1	2	2

Total	$3	$2	$6	$4

Non-U.S. pension
Service cost	$12	$10	$24	$20
Interest cost	4	3	8	6
Expected return on plan assets	(5)	(3)	(10)	(6)
Net amortization	3	2	6	4

Total	$14	$12	$28	$24

Postretirement
Service cost	$2	$2	$4	$4
Interest cost	3	3	6	6
Net amortization	2	3	4	6

Total	$7	$8	$14	$16

The firm does not expect to contribute to its U.S. defined benefit pension plans in 2004, but does expect to contribute $6 million to its unfunded postretirement benefit plan in the form of benefit payments in 2004. The firm also expects to contribute $15 million to its non-U.S. pension plans in 2004.

Note 12.	Regulated Subsidiaries

Goldman, Sachs & Co. (GS&Co.) and Spear, Leeds and Kellogg, L.P. (SLK LP) are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the Securities and Exchange Commission and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of May 2004, GS&Co. had regulatory net capital, as defined, of $4.70 billion, which exceeded the amount required by $3.66 billion. As of May 2004, SLK LP had regulatory net capital, as defined, of $802 million, which exceeded the amount required by $773 million.

Goldman Sachs International (GSI), a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and Goldman Sachs (Japan) Ltd. (GSJL), a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of May 2004, GSI and GSJL were in compliance with their local capital adequacy requirements.

Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of May 2004, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months		Six Months
		Ended May		Ended May
		2004	2003	2004	2003
		(in millions)

Investment Banking	Net revenues	$953	$659	$1,716	$1,377
	Operating expenses	775	578	1,468	1,166

	Pre-tax earnings	$178	$81	$248	$211

	Segment assets	$4,536	$8,057	$4,536	$8,057

Trading and Principal Investments	Net revenues	$3,627	$2,677	$7,749	$5,480
	Operating expenses	2,350	1,897	4,878	3,907

	Pre-tax earnings	$1,277	$780	$2,871	$1,573

	Segment assets	$301,339	$277,750	$301,339	$277,750

Asset Management and Securities Services	Net revenues	$931	$649	$1,974	$1,315
	Operating expenses	641	450	1,338	882

	Pre-tax earnings	$290	$199	$636	$433

	Segment assets	$161,302	$118,096	$161,302	$118,096

Total	Net revenues	$5,511	$3,985	$11,439	$8,172
	Operating expenses (1)	3,771	2,947	7,770	6,116

	Pre-tax earnings	$1,740	$1,038	$3,669	$2,056

	Total assets (2)	$467,921	$404,698	$467,921	$404,698

(1)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards of $5 million and $22 million for the three months ended May 2004 and May 2003, respectively, and $26 million and $61 million for the six months ended May 2004 and May 2003, respectively, and (ii) provisions for a number of litigation and regulatory proceedings of $60 million and $100 million for the six months ended May 2004 and May 2003, respectively.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries (the Company) at May 28, 2004, the related condensed consolidated statements of earnings for the three and six months ended May 28, 2004 and May 30, 2003, the condensed consolidated statement of changes in shareholders’ equity for the six months ended May 28, 2004, the condensed consolidated statements of cash flows for the six months ended May 28, 2004 and May 30, 2003, and the condensed consolidated statements of comprehensive income for the three and six months ended May 28, 2004 and May 30, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries at November 28, 2003, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year ended November 28, 2003 (not presented herein); in our report dated January 26, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 28, 2003, and the condensed consolidated statement of changes in shareholders’ equity for the year ended November 28, 2003, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York
July 8, 2004

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

Unless specifically stated otherwise, all references to May 2004, February 2004 and May 2003 refer to our fiscal periods ended, or the dates, as the context requires, May 28, 2004, February 27, 2004 and May 30, 2003, respectively. All references to November 2003, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 28, 2003.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation (Group Inc.), and its consolidated subsidiaries.

Executive Overview

Our diluted earnings per share were $2.31 for the second quarter of 2004, a 70% increase compared with the same period last year. Annualized return on average tangible shareholders’ equity (1) was 26.7% and annualized return on average shareholders’ equity was 20.9%. The increase in our second quarter results reflected strong growth in Trading and Principal Investments, particularly in our Principal Investments business, which included a significant unrealized gain on our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG). In addition, our Fixed Income, Currency and Commodities (FICC) business continued to perform very well, with net revenues increasing from last year’s strong second quarter. In Equities, net revenues were essentially unchanged compared with the same prior year period, although results in our principal strategies business were significantly lower across most regions and sectors of the

(1)	Annualized return on average tangible shareholders’ equity is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity. See “— Results of Operations” for further information regarding our calculation of annualized return on average tangible shareholders’ equity.

business as compared with a particularly strong first quarter of 2004. In Investment Banking, our results in the quarter improved significantly compared with the same period last year, as Financial Advisory fees nearly doubled. Asset Management and Securities Services also generated strong revenue growth, primarily due to higher assets under management and significantly higher customer balances in Securities Services.

Our diluted earnings per share were $4.81 for the six months ended May 2004, an 81% increase compared with the same period last year. Annualized return on average tangible shareholders’ equity was 28.5% and annualized return on average shareholders’ equity was 22.2%. Our results in the first half of 2004 reflected strong growth in Trading and Principal Investments, particularly in our Principal Investments business, which included a significant unrealized gain on our investment in the convertible preferred stock of SMFG. In addition, net revenues in our Equities and FICC businesses improved, as the environment for both businesses, particularly in the first quarter of 2004, was generally favorable. Asset Management and Securities Services also generated strong revenue growth, principally due to increased asset management incentive fees (which are seasonally weighted to our first quarter), higher assets under management and significantly higher customer balances in Securities Services. In Investment Banking, our results also improved, highlighted by strong growth in both Financial Advisory and Equity Underwriting.

Our operating results in the first half of 2004 continued to reflect a number of trends that have emerged in recent years and may continue in the future. We continued to see trading and investing opportunities for our clients and ourselves and, consequently, increased our market risk in 2004 to take advantage of these perceived opportunities. Additionally, the legal and regulatory environment continued to reflect a high level of claims against financial intermediaries. Given the range of litigation and investigations presently underway, our litigation expenses may remain high.

Though our operating results were strong in the first half of 2004, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. See Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the year ended November 2003 for a further discussion of these and other important factors that could affect our business.

Business Environment

Global economic growth remained strong during the second quarter. However, rising geopolitical concerns, a sharp increase in oil prices, expectations that the U.S. Federal Reserve would tighten monetary policy and concerns about a potential economic slowdown in China, led to increased uncertainty about the sustainability of the global recovery. These concerns were reflected in global equity markets, which were generally lower at the end of our fiscal quarter. The environment for fixed income markets was also more challenging as global bond yields rose substantially in April and May, particularly in the United States. In addition, corporate credit spreads were volatile and the yield curve, although remaining steep, flattened in the United States and Europe. Corporate activity declined during the quarter as measured by industry-wide announced mergers and acquisitions and equity and equity-related underwriting volumes.

In the United States, the economy continued to grow at a solid pace. Although consumer spending growth appeared to slow slightly as a result of higher oil prices and fiscal restraint, there was a strong upturn in the labor market and manufacturing expansion continued at a rapid pace. While the U.S. Federal Reserve left its federal funds rate target unchanged, improved labor markets and signs of higher inflation led to expectations that the Federal Reserve would start to tighten policy in June. These conditions also contributed to a rapid rise in bond yields.

In Europe, economic data suggested a slight improvement during the quarter. Although business confidence continued to improve, overall growth was still restrained by subdued consumer spending. However, with evidence that a modest recovery was underway, the European Central Bank left interest rates unchanged. Despite some uncertainty about the underlying strength of activity, bond yields rose, though less sharply than in the United States.

In Asia, the Japanese economy improved, aided by continued growth in domestic demand. In addition, increased optimism about the economic outlook and easing deflationary pressures led to a rise in Japanese bond yields. In the rest of Asia, while exports continued to drive growth in many economies, equity markets generally declined, reflecting concerns of rising oil prices and tighter monetary policy in the United States and China. Demand growth in China remained strong, though there were signs that momentum in the economy was beginning to moderate.

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

In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:

Financial Instruments by Category
(in millions)

	As of May 2004			As of November 2003
	Financial		Financial Instruments	Financial		Financial Instruments
	Instruments		Sold, But Not Yet	Instruments		Sold, But Not Yet
	Owned, At		Purchased, At	Owned, At		Purchased, At
	Fair Value		Fair Value	Fair Value		Fair Value

Cash trading instruments	$127,981		$71,064	$110,157		$60,813
Derivative contracts	49,309		40,459	45,733		41,886
Principal investments	4,219	(1)	—	3,755	(1)	—

Total	$181,509		$111,523	$159,645		$102,699

(1)	Excludes assets of $1.27 billion and $1.07 billion in consolidated employee-owned merchant banking funds for the periods ended May 2004 and November 2003, respectively.

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

The following table sets forth the valuation of our cash trading instruments by level of price transparency:

Cash Trading Instruments by Price Transparency
(in millions)

	As of May 2004		As of November 2003
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$116,250	$70,988	$102,306	$60,673
Little or no price transparency	11,731	76	7,851	140

Total	$127,981	$71,064	$110,157	$60,813

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

Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:

Derivative Assets and Liabilities
(in millions)

	As of May 2004		As of November 2003
	Assets	Liabilities	Assets	Liabilities

Exchange-traded derivatives	$4,800	$5,135	$5,182	$6,339
OTC derivatives	44,509	35,324	40,551	35,547

Total (1)	$49,309	$40,459	$45,733	$41,886

(1)	The fair values of our derivative assets and liabilities include cash we have paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements) and may change significantly from period to period based on, among other factors, changes in our trading positions and market movements.

The fair values of our exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. We use a variety of valuation models including the present value of known or estimated cash flows, option-pricing models and option-adjusted spread models. The valuation models that we use to derive the fair values of our OTC derivatives require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. The selection of a model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Where possible, we verify the values produced by our pricing models to market transactions. For derivatives that trade in liquid markets, such as generic forwards, swaps and options, model selection does not involve significant judgment because market prices are readily available. For derivatives that trade in less liquid markets, model selection requires more judgment because such instruments tend to be more complex and pricing information is less available in the market. As markets continue to develop and more pricing information becomes available, we continue to review and refine the models that we use.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
(in millions)

Assets	As of May 2004
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,868	$515	$5,884	$3,212	$10,107	$22,586
Currencies	4,114	1,467	2,674	1,735	869	10,859
Commodities	2,078	2,437	3,129	539	64	8,247
Equities	1,043	936	408	313	117	2,817

Total	$10,103	$5,355	$12,095	$5,799	$11,157	$44,509

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,837	$162	$4,393	$4,078	$2,642	$14,112
Currencies	3,730	1,425	3,040	867	597	9,659
Commodities	2,703	2,053	2,414	662	85	7,917
Equities	1,120	1,089	1,049	375	3	3,636

Total	$10,390	$4,729	$10,896	$5,982	$3,327	$35,324

Assets	As of November 2003
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,470	$160	$4,017	$4,332	$9,541	$19,520
Currencies	5,486	1,230	4,069	1,842	897	13,524
Commodities	1,538	645	1,648	473	159	4,463
Equities	1,276	637	675	329	127	3,044

Total	$9,770	$2,672	$10,409	$6,976	$10,724	$40,551

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,026	$381	$3,896	$2,894	$2,475	$11,672
Currencies	5,993	1,121	2,951	2,949	828	13,842
Commodities	2,059	921	1,461	232	183	4,856
Equities	3,267	669	1,027	182	32	5,177

Total	$13,345	$3,092	$9,335	$6,257	$3,518	$35,547

We enter into certain OTC option transactions that provide us or our counterparties with the right to extend the maturity of the underlying contract. The fair value of these option contracts is not material to the aggregate fair value of our OTC derivative portfolio. In the tables above, for option contracts that require settlement by delivery of an underlying derivative instrument, the classification of the remaining contractual maturity is generally based upon the maturity date of the underlying derivative instrument. Conversely, in those instances when the underlying instrument does not have a maturity date, the remaining contractual maturity date is based upon the option expiration date. For option contracts that provide us or our counterparties with the right to settle the contract in cash, the remaining contractual maturity is also generally based upon the option expiration date.

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

The following table sets forth the carrying value of our principal investments portfolio:

Principal Investments
(in millions)

	As of May 2004			As of November 2003
	Corporate	Real Estate	Total	Corporate	Real Estate	Total

Private	$943	$637	$1,580	$1,054	$757	$1,811
Public	168	50	218	219	42	261

Subtotal	1,111	687	1,798	1,273	799	2,072
SMFG convertible preferred stock (1)	2,421	—	2,421	1,683	—	1,683

Total (2)	$3,532	$687	$4,219	$2,956	$799	$3,755

(1)	The fair value of our Japanese yen-denominated investment in SMFG convertible preferred stock includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(2)	Excludes assets of $1.27 billion and $1.07 billion in consolidated employee-owned merchant banking funds for the periods ended May 2004 and November 2003, respectively.

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

Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of transfer restrictions on our investment and the downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. During the second quarter, the fair value of our investment increased 30% (expressed in Japanese yen), primarily due to an increase in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear.

Goldman Sachs will have the right to convert our preferred stock in SMFG into shares of SMFG common stock beginning on February 8, 2005. The current conversion price is ¥322,300, but this price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥106,300). Our convertible preferred investment is generally nontransferable. The underlying common stock is subject to certain transfer restrictions that will lapse in three equal annual installments beginning on February 8, 2005.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	May	November
	2004	2003

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	114	117
Equities (1)	2,383	2,384
Principal Investments	—	—
Asset Management and Securities Services
Asset Management (2)	421	419
Securities Services	117	117

Total	$3,160	$3,162

(1)	Primarily related to our combinations with SLK and The Hull Group.

(2)	Primarily related to our combination with The Ayco Company, L.P. (Ayco).

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated useful lives in accordance with SFAS No. 142, and test for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of May 2004		As of November 2003
		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$855	7 – 20	$880
New York Stock Exchange (NYSE) specialist rights	621	23 – 26	636
Option and exchange-traded fund (ETF) specialist rights	126	1 – 23	130
Other (2)	154	3 – 8	174

Total	$1,756		$1,820

(1)	Primarily includes our clearance and execution and Nasdaq customer lists acquired in our combination with SLK and financial counseling customer lists acquired in our combination with Ayco.

(2)	Primarily includes technology-related assets acquired in our combination with SLK.

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

A substantial portion of our compensation and benefits expense represents discretionary bonuses, generally determined and paid at year end. We target compensation and benefits at 50% (plus or minus a few percentage points) of consolidated net revenues and, accordingly, we believe the most appropriate way to allocate estimated annual discretionary bonuses between interim periods is in proportion to net revenues earned in such periods. Consequently, at the end of each interim period, we estimate the annual ratio of compensation and benefits expense to net revenues and accrue to that ratio on a year-to-date basis.

We provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Our total liability in respect of litigation and regulatory proceedings, which is determined on a case-by-case basis, represents our best estimate of probable losses after considering, among other factors, the progress of each case, our experience and the experience of others in similar cases, and the opinions and views of legal counsel. However, significant judgment is required in making this estimate and our final liability may turn out to be materially different. In the first quarter of 2004, we recorded provisions of $60 million for a number of litigation and regulatory proceedings. See “Legal Proceedings” in our Annual Report on Form 10-K for the year ended November 2003, in our Quarterly Report on Form 10-Q for the quarter ended February 27, 2004 and in this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003

Net revenues	$5,511	$3,985	$11,439	$8,172
Pre-tax earnings	1,740	1,038	3,669	2,056
Net earnings	1,187	695	2,480	1,357
Diluted earnings per share	2.31	1.36	4.81	2.66
Annualized return on average shareholders’ equity (1)	20.9%	14.1%	22.2%	13.9%
Annualized return on average tangible shareholders’ equity (2)	26.7%	18.7%	28.5%	18.5%

(1)	Annualized return on average shareholders’ equity is computed by dividing annualized net earnings by average monthly shareholders’ equity.

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. We believe that annualized return on average tangible shareholders’ equity is a meaningful measure of performance because it excludes the portion of our shareholders’ equity attributable to goodwill and identifiable intangible assets. As a result, this calculation measures corporate performance in a manner that treats underlying businesses consistently, whether they were acquired or developed internally. Annualized return on average tangible shareholders’ equity is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity. The following table sets forth the reconciliation of average shareholders’ equity to average tangible shareholders’ equity:

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003
		(in millions)

Average shareholders’ equity	$22,703	$19,691	$22,351	$19,483
Deduct: Average goodwill and identifiable intangible assets	(4,932)	(4,785)	(4,949)	(4,803)

Average tangible shareholders’ equity	$17,771	$14,906	$17,402	$14,680

Net Revenues

Three Months Ended May 2004 versus May 2003. Our net revenues were $5.51 billion for the second quarter of 2004, an increase of 38% compared with the same period last year, reflecting significantly higher net revenues in Trading and Principal Investments as well as strong growth in Investment Banking and Asset Management and Securities Services. The increase in Trading and Principal Investments net revenues was driven by Principal Investments, which included a significant unrealized gain on our investment in the convertible preferred stock of SMFG, as well as FICC, reflecting strong performances across the major businesses, although currencies declined from a particularly strong quarter last year. Net revenues in Investment Banking increased 45%, reflecting significantly higher client activity in our Financial Advisory business, as well as higher levels of equity underwriting, partially offset by lower net revenues from debt new issuance activity. Net revenues in Asset Management and Securities Services increased 43%, primarily reflecting higher average assets under management and significantly higher customer balances in Securities Services. See “— Operating Results by Segment” for a further discussion of our net revenues.

Six Months Ended May 2004 versus May 2003. Our net revenues were $11.44 billion for the first half of 2004, an increase of 40% compared with the same period last year, reflecting significantly higher net revenues in Trading and Principal Investments as well as strong growth in Asset Management and Securities Services, and Investment Banking. The increase in Trading and Principal Investments was driven by Principal Investments, which included a significant unrealized gain on our investment in the convertible preferred stock of SMFG. Net revenues were higher in Equities, reflecting improved results in the equities products group and principal strategies. FICC net revenues also increased, as the business continued to perform well in a generally favorable environment. Asset Management and Securities Services net revenues increased 50%, primarily reflecting strong asset management incentive fees, higher average assets under management and significantly higher customer balances in Securities Services. Net revenues in Investment Banking increased 25%, primarily reflecting higher client activity in our Financial Advisory business and an increase in industry-wide equity and equity-related underwriting activity. See “— Operating Results by Segment” for a further discussion of our net revenues.

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

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
($ in millions)

	Three Months			Six Months
	Ended May			Ended May
	2004		2003	2004	2003

Compensation and benefits	$2,756		$1,992	$5,720	$4,086
Amortization of employee initial public offering and acquisition awards	15		34	46	83
Non-compensation expenses	1,000		921	2,004	1,947

Total operating expenses	$3,771		$2,947	$7,770	$6,116

Employees at period end (1)	19,533	(2)	18,421

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management and loan services. Also excludes employees of Cogentrix Energy, Inc. (Cogentrix) directly associated with the cost of power generation.

(2)	Includes 1,038 employees associated with our combination with Ayco on July 1, 2003.

Three Months Ended May 2004 versus May 2003. Operating expenses were $3.77 billion, 28% higher than the second quarter of 2003. Compensation and benefits expenses of $2.76 billion increased 38% compared with the same period last year, commensurate with higher net revenues. The ratio of compensation and benefits to net revenues was 50% for the quarter, consistent with last year’s second quarter. Excluding the combination with Ayco, employment levels at period end were essentially unchanged compared with May 2003. Employment levels were also essentially unchanged during the quarter.

Non-compensation-related expenses of $1.00 billion increased 9% compared with the same period last year, primarily reflecting higher professional services and other expenses, brokerage, clearing and exchange fees and market development costs, principally due to increased levels of business activity. These increases were partially offset by lower occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space, and reduced depreciation and amortization expenses. In addition, amortization of identifiable intangible assets decreased, as the second quarter of 2003 included a charge for surrendering certain option specialist rights.

Six Months Ended May 2004 versus May 2003. Operating expenses were $7.77 billion for the six months ended May 2004, a 27% increase from the same prior year period. Compensation and benefits expenses increased 40% to $5.72 billion, commensurate with higher net revenues. The ratio of compensation and benefits to net revenues was 50% for the six months ended May 2004, consistent with the same prior year period.

Non-compensation-related expenses were $2.00 billion, 3% higher than the same prior year period. This increase was primarily due to higher brokerage, clearing and exchange fees, primarily reflecting increased volumes in many of our trading businesses, and increased professional services and other expenses. Professional services and other expenses included provisions for a number of litigation and regulatory proceedings of $60 million for the six months ended May 2004, compared with $100 million for the same period last year. Excluding these provisions, professional services and other expenses increased $116 million, primarily due to higher levels of business activity and increased legal fees. Market development costs also were higher. These increases were partially offset by lower occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space, and reduced depreciation and amortization expenses. Total exit costs included in occupancy and depreciation and amortization expenses were $40 million for the six months ended May 2004, compared with $133 million for the same period last year. In addition, amortization of identifiable intangible assets decreased, as the second quarter of 2003 included a charge for surrendering certain option specialist rights.

Provision for Taxes

The provision for taxes for the three and six months ended May 2004 was $553 million and $1.19 billion, respectively. The effective income tax rate was 32.4% for the first half of 2004, down from 33.0% for the first quarter of 2004, primarily due to a change in the geographic mix of earnings. The effective income tax rate for the first half of 2004 was unchanged from fiscal year 2003.

Operating Results by Segment

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Operating Results by Segment
(in millions)

		Three Months		Six Months
		Ended May		Ended May
		2004	2003	2004	2003

Investment Banking	Net revenues	$953	$659	$1,716	$1,377
	Operating expenses	775	578	1,468	1,166

	Pre-tax earnings	$178	$81	$248	$211

Trading and Principal Investments	Net revenues	$3,627	$2,677	$7,749	$5,480
	Operating expenses	2,350	1,897	4,878	3,907

	Pre-tax earnings	$1,277	$780	$2,871	$1,573

Asset Management and Securities Services	Net revenues	$931	$649	$1,974	$1,315
	Operating expenses	641	450	1,338	882

	Pre-tax earnings	$290	$199	$636	$433

Total	Net revenues	$5,511	$3,985	$11,439	$8,172
	Operating expenses (1)	3,771	2,947	7,770	6,116

	Pre-tax earnings	$1,740	$1,038	$3,669	$2,056

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards of $5 million and $22 million for the three months ended May 2004 and May 2003, respectively, and $26 million and $61 million for the six months ended May 2004 and May 2003, respectively, and (ii) provisions for a number of litigation and regulatory proceedings of $60 million and $100 million for the six months ended May 2004 and May 2003, respectively.

We made certain changes to our segment reporting structure in the fourth quarter of 2003. These reclassifications did not affect our historical consolidated results of operations. Previously reported amounts have been reclassified to conform to the current presentation. See “Management’s Discussion and Analysis — Results of Operations — Operating Results by Segment” in our Annual Report on Form 10-K for the year ended November 2003 for a further discussion of these reclassifications.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003

Financial Advisory	$513	$258	$872	$595
Equity Underwriting	213	130	432	293
Debt Underwriting	227	271	412	489

Total Underwriting	440	401	844	782

Total net revenues	953	659	1,716	1,377
Operating expenses	775	578	1,468	1,166

Pre-tax earnings	$178	$81	$248	$211

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003

Announced mergers and acquisitions	$128	$99	$258	$162
Completed mergers and acquisitions	164	134	251	224
Equity and equity-related offerings (2)	17	8	30	16
Debt offerings (3)	56	72	121	141

(1)	Source: Thomson Financial Securities Data, sourced on July 7, 2004. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings volumes are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings and convertible offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended May 2004 versus May 2003. Net revenues in Investment Banking increased 45% to $953 million. Net revenues in Financial Advisory were $513 million compared with $258 million for the same period last year, reflecting an increase in client activity. Net revenues in our Underwriting business were $440 million compared with $401 million for the same 2003 period, primarily reflecting an increase in industry-wide equity and equity-related offerings, partially offset by lower net revenues from debt new issuance activity. Our investment banking backlog declined slightly during the quarter. (1)

Operating expenses increased 34%, primarily due to increased compensation and benefits expenses, resulting from higher discretionary compensation. Pre-tax earnings of $178 million increased 120% compared with 2003.

Six Months Ended May 2004 versus May 2003. Net revenues in Investment Banking increased 25% to $1.72 billion compared with the same period last year. Net revenues in Financial Advisory increased 47% to $872 million, reflecting an increase in client activity. Net revenues in our Underwriting business increased 8% to $844 million, reflecting an increase in industry-wide equity and equity-related offerings, offset in part by lower net revenues from debt underwriting.

Operating expenses increased 26%, primarily due to increased compensation and benefits expenses, resulting from higher discretionary compensation. The increase in discretionary compensation in Investment Banking reflects, among other factors, the overall performance of Goldman Sachs, continued strong relative performance in the business (as evidenced by our high rankings and market share), as well as the generally improved business outlook for Investment Banking. This increase was partially offset by lower occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space, and reduced depreciation and amortization expenses. Pre-tax earnings of $248 million increased 18% compared with 2003.

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

(1)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003

FICC	$1,892	$1,646	$3,995	$3,581
Equities Trading	351	446	1,297	795
Equities Commissions	727	629	1,441	1,219

Total Equities	1,078	1,075	2,738	2,014
Net gains/(losses)	626	(58)	929	(137)
Overrides	31	14	87	22

Total Principal Investments	657	(44)	1,016	(115)

Total net revenues	3,627	2,677	7,749	5,480
Operating expenses	2,350	1,897	4,878	3,907

Pre-tax earnings	$1,277	$780	$2,871	$1,573

Three Months Ended May 2004 versus May 2003. Net revenues in Trading and Principal Investments increased 35% to $3.63 billion. FICC net revenues of $1.89 billion increased 15% compared with the same 2003 period. All major businesses generated strong results in the quarter, although currencies declined from a particularly strong second quarter last year. The business environment was somewhat less favorable compared with the first quarter of 2004 as interest rates increased and credit spreads were volatile. Net revenues in Equities of $1.08 billion were essentially unchanged compared with the second quarter of 2003. Net revenues in our equities products group increased, primarily reflecting higher commission volumes in the shares businesses, partially offset by lower net revenues in derivatives, principally due to decreased customer-driven activity. Net revenues in principal strategies were lower compared with last year’s second quarter and were significantly lower across most regions and sectors of the business compared with a particularly strong first quarter of 2004. Principal Investments recorded net revenues of $657 million, primarily due to an unrealized gain related to our investment in the convertible preferred stock of SMFG of $561 million, as well as gains from other corporate principal investments.

Operating expenses increased 24%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation. Professional services and other expenses and brokerage, clearing and exchange fees also increased, principally due to higher levels of business activity. These increases were partially offset by lower amortization of identifiable intangible assets, as the second quarter of 2003 included a charge for surrendering certain option specialist rights. Pre-tax earnings of $1.28 billion increased 64% compared with 2003.

Six Months Ended May 2004 versus May 2003. Net revenues in Trading and Principal Investments increased 41% to $7.75 billion. Net revenues in FICC increased 12% to $4.00 billion, reflecting higher net revenues in credit products, mortgages, and commodities, partially offset by lower net revenues in interest rate products and currencies. During the first half of the year, FICC operated in a generally favorable environment as customer demand was strong and the yield curve was steep, although conditions became less positive in the second quarter as compared with the first quarter, as interest rates increased and credit spreads were volatile. Equities increased 36% compared with the first half of 2003 to $2.74 billion, reflecting higher net revenues in the global equities products group, due to strong performances across shares and derivatives, as well as strong results in our principal strategies business. Principal Investments recorded net revenues of $1.02 billion, primarily due to an unrealized gain related to our investment in the convertible preferred stock of SMFG of $762 million, as well as gains from other corporate principal investments and the recognition of merchant banking overrides.

Operating expenses increased 25%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation. Professional services and other expenses, brokerage, clearing and exchange fees, and market development costs also increased. These increases were partially offset by lower occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space, and reduced depreciation and amortization expenses. In addition, amortization of identifiable intangible assets decreased, as the second quarter of 2003 included a charge for surrendering certain option specialist rights. Pre-tax earnings of $2.87 billion increased 83% compared with 2003.

     Asset Management and Securities Services

Our Asset Management and Securities Services segment is divided into two components:

•	Asset Management. Asset Management provides investment advisory and financial planning services to a diverse client base of institutions and individuals and generates revenues in the form of management and incentive fees.

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, all of which generate revenues primarily in the form of interest rate spreads or fees.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2004	2003	2004	2003

Asset Management	$601	$404	$1,362	$859
Securities Services	330	245	612	456

Total net revenues	931	649	1,974	1,315
Operating expenses	641	450	1,338	882

Pre-tax earnings	$290	$199	$636	$433

Assets under management typically generate fees based on a percentage of their value and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. Substantially all assets under management are valued as of calendar month end.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of		As of
	May 31,		November 30,
	2004	2003	2003	2002

Money markets	$92	$91	$89	$108
Fixed income and currency	123	108	115	96
Equity	114	86	98	86
Alternative investments (1)	86	61	71	58

Total	$415	$346	$373	$348

(1)	Includes merchant banking funds, quantitatively driven investment funds and other funds with nontraditional investment strategies that we manage, as well as funds where we recommend one or more subadvisors for our clients.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2004	2003	2004	2003

Balance, beginning of period	$412	$346	$373	$348
Net asset inflows/(outflows)
Money markets	(1)	(17)	3	(18)
Fixed income and currency	2	2	5	5
Equity	3	(3)	10	(1)
Alternative investments	5	—	15	—

Total net asset inflows/(outflows)	9	(18)	33	(14)
Net market (depreciation)/appreciation	(6)	18	9	12

Balance, end of period	$415	$346	$415	$346

Three Months Ended May 2004 versus May 2003. Net revenues in Asset Management and Securities Services increased 43% to $931 million. Asset Management net revenues of $601 million increased 49% compared with last year’s second quarter, primarily due to higher average assets under management, the contribution from Ayco(2) and increased incentive income. During the quarter, assets under management increased $3 billion, reflecting net asset inflows of $9 billion, primarily in alternative investment, equity and fixed income assets, partially offset by market depreciation of $6 billion. Securities Services net revenues of $330 million increased 35% compared with the second quarter of 2003, primarily due to significantly higher customer balances in our securities lending and margin lending businesses.

(2)	On July 1, 2003, Group Inc. acquired Ayco, a provider of fee-based financial counseling in the United States.

Operating expenses increased 42%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and the acquisition of Ayco. Professional services and other expenses also increased, primarily due to higher distribution costs in Asset Management. Pre-tax earnings of $290 million increased 46% compared with 2003.

Six Months Ended May 2004 versus May 2003. Net revenues in Asset Management and Securities Services increased 50% to $1.97 billion. Asset Management net revenues of $1.36 billion increased 59% compared with the same 2003 period, reflecting significantly higher incentive fees, higher average assets under management and the contribution from Ayco. During the first half of 2004, assets under management increased 11% to $415 billion, reflecting net asset inflows of $33 billion, primarily in alternative investment and equity assets, as well as market appreciation of $9 billion, primarily in equity and fixed income assets. Although we have numerous incentive arrangements, many such arrangements have annual performance periods that end on December 31. For that reason, fees associated with these incentive arrangements are weighted to our first quarter. Securities Services net revenues of $612 million increased 34% compared with the same period last year, primarily due to significantly higher customer balances in our securities lending and margin lending businesses.

Operating expenses increased 52%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and the acquisition of Ayco. Professional services and other expenses also increased, primarily due to higher distribution costs in Asset Management and higher levels of business activity. These increases were partially offset by lower occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space, and reduced depreciation and amortization expenses. Pre-tax earnings of $636 million increased 47% compared with 2003.

Capital and Funding

Capital

The amount of capital we hold is principally determined by subsidiary capital requirements, rating agency guidelines, and the size and composition of our balance sheet. Goldman Sachs’ total capital increased 16% to $92.16 billion as of May 2004 compared with $79.11 billion as of November 2003. See “—Liquidity Risk Management— Cash Flows” for a discussion of how we deployed capital raised as part of our financing activities.

The increase in total capital resulted primarily from an increase in long-term borrowings to $69.01 billion as of May 2004 from $57.48 billion as of November 2003. The weighted average maturity of our long-term borrowings as of May 2004 was approximately 7 years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

Over the past several years, our ratio of long-term borrowings to shareholders’ equity has been increasing. The growth in our long-term borrowings has been driven primarily by (i) the need to increase total capital in response to opportunities in our trading and investing businesses and (ii) in light of the favorable debt financing environment, our ability to replace a portion of our short-term borrowings with long-term borrowings and pre-fund near-term refinancing requirements at attractive levels.

Shareholders’ equity increased by 7% to $23.15 billion as of May 2004 from $21.63 billion as of November 2003. During the three months and six months ended May 2004, we repurchased 3.7 million shares and 8.4 million shares of our common stock, respectively. The average price paid per share for repurchased shares was $100.34 and $99.83 for the second quarter and for the first six months of 2004, respectively. The principal purpose of our stock repurchase program is to substantially offset increases in share count over time resulting from employee equity-based compensation. The repurchase program has been effected through regular open-market purchases, the sizes of which have been and will continue to be influenced by, among other factors, prevailing prices and market conditions. As of May 2004, we were authorized to repurchase up to 15.7 million additional shares of common stock pursuant to our common stock repurchase program. See Part II, Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information on our share repurchase program.

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per share:

	As of
	May	November
	2004	2003
	($ in millions, except per
	share amounts)

Total assets	$467,921	$403,799
Adjusted assets (1)	318,049	273,941
Shareholders’ equity	23,152	21,632
Tangible shareholders’ equity (2)	18,236	16,650
Tangible equity capital (2)	20,986	16,650
Leverage ratio (3)	20.2x	18.7x
Adjusted leverage ratio (4)	15.2x	16.5x
Debt to equity ratio (5)	3.0x	2.7x
Book value per share (6)	$47.58	$43.60
Tangible book value per share (7)	37.48	33.56

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate in compliance with regulations and (iii) goodwill and identifiable intangible assets. The following table sets forth a reconciliation of total assets to adjusted assets:

		As of
		May	November
		2004	2003
		(in millions)

Total assets		$467,921	$403,799
Deduct:	Securities purchased under agreements to resell	(27,601)	(26,856)
	Securities borrowed	(137,873)	(129,118)
Add:	Financial instruments sold, but not yet purchased, at fair value	111,523	102,699
	Less derivatives	(40,459)	(41,886)

	Subtotal	71,064	60,813
Deduct:	Cash and securities segregated in compliance with U.S. federal and other regulations	(50,546)	(29,715)
	Goodwill and identifiable intangible assets	(4,916)	(4,982)

Adjusted assets		$318,049	$273,941

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. Tangible equity capital includes tangible shareholders’ equity and an additional amount of up to 15% of tangible equity capital in the form of junior subordinated debt issued to a trust. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semi-annual periods and the subordinated nature of the obligations in our capital structure. The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity and tangible equity capital:

	As of
	May	November
	2004	2003
	(in millions)

Shareholders’ equity	$23,152	$21,632
Deduct: Goodwill and identifiable intangible assets	(4,916)	(4,982)

Tangible shareholders’ equity	$18,236	$16,650
Add: Junior subordinated debt issued to a trust	2,750	—

Tangible equity capital	$20,986	$16,650

(3)	Leverage ratio equals total assets divided by shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity deployed in our businesses.

(5)	Debt to equity ratio equals long-term borrowings divided by shareholders’ equity.

(6)	Book value per share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 486.6 million as of May 2004 and 496.1 million as of November 2003.

(7)	Tangible book value per share is computed by dividing tangible shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Short-Term Borrowings

Goldman Sachs obtains secured and unsecured short-term borrowings through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may become payable within one year at the option of the holder.

The following table sets forth our short-term borrowings:

Short-Term Borrowings
(in millions)

	As of
	May	November
	2004	2003

Promissory notes	$23,447	$24,119
Commercial paper	3,958	4,767
Bank loans and other	10,770	8,183
Current portion of long-term borrowings	11,656	7,133

Total	$49,831	$44,202

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

The following table sets forth our credit ratings as of May 2004:

	Short-Term Debt	Long-Term Debt

Dominion Bond Rating Service Limited	R-1 (middle)	A (high)
Fitch, Inc.	F1+	AA–
Moody’s Investors Service	P-1	Aa3
Standard & Poor’s	A-1	A+

As of May 2004, collateral of $193 million would have been callable in the event of a one-level reduction in our long-term credit ratings, pursuant to bilateral agreements with certain counterparties. In evaluating our liquidity requirements, we consider additional collateral that could be called in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. See “— Liquidity Risk Management” for a further discussion of our excess liquidity policies.

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

The following table sets forth our contractual obligations as of May 2004:

Contractual Obligations
(in millions)

	Remainder	2005-	2007-	2009-
	of 2004	2006	2008	Thereafter	Total

Long-term borrowings by contract maturity (1) (2)	$—	$15,426	$11,548	$42,038	$69,012
Minimum rental payments	222	704	605	2,318	3,849

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may become redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of Goldman Sachs are reflected at their contractual maturity dates. Certain long-term borrowings redeemable prior to maturity at the option of the holder are reflected at the date such options first become exercisable.

As of May 2004, our long-term borrowings were $69.01 billion. Substantially all of our long-term borrowings were unsecured and consisted principally of senior borrowings with maturities extending to 2034. As of May 2004, long-term borrowings included nonrecourse debt of $7.72 billion, consisting of $3.79 billion issued by William Street Funding Corporation (Funding Corp) (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments made by another wholly owned William Street entity to investment-grade clients), $2.11 billion issued by consolidated variable interest entities (VIEs) and $1.82 billion issued by other consolidated entities, primarily associated with our ownership of Cogentrix and East Coast Power L.L.C. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay through a guarantee, general partnership interest or contractual arrangement. See Note 3 and Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding VIEs and our long-term borrowings, respectively.

As of May 2004, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.85 billion. These lease commitments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future.

We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. In the first half of 2004, we reduced our global office space and incurred exit costs of $40 million. We may incur additional exit costs in 2004 and thereafter to the extent we (i) further reduce our capacity or (ii) commit to new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. Such exit costs may be material to our results of operations in a given period.

The following table sets forth our contingent commitments as of May 2004:

Contingent Commitments
(in millions)

	Commitment Amount by Period of Expiration
	Remainder	2005-	2007-	2009-
	of 2004	2006	2008	Thereafter	Total

Commitments to extend credit	$3,759	$8,277	$2,197	$4,712	$18,945
Commitments under letters of credit issued by banks to counterparties	12,002	577	1	141	12,721
Other commercial commitments (1)	161	579	415	398	1,553

Total	$15,922	$9,433	$2,613	$5,251	$33,219

(1)	Includes our corporate and real estate investment fund commitments, construction-related obligations and other purchase commitments.

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of May 2004, $5.86 billion of our outstanding commitments have been issued through the William Street credit extension program. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided by SMFG. We have also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our commitments, contingencies and guarantees.

As of May 2004, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $41.54 billion.

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

Our liquidity policies are focused on the maintenance of excess liquidity, conservative asset-liability management and crisis planning. See “Management’s Discussion and Analysis — Risk Management — Liquidity Risk” in our Annual Report on Form
10-K for the year ended November 2003 for a description of our principal liquidity policies. Some of our principal liquidity policies are summarized below.

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

The loan value (the estimated amount of cash that would be advanced by counterparties against securities we own) of our Global Core Excess liquidity(1) averaged $36.81 billion in the second quarter of 2004 and $38.46 billion in the fiscal year 2003. The loan value of the U.S. dollar-denominated component of our Global Core Excess liquidity averaged $29.42 billion in the second quarter of 2004 and $32.22 billion in the fiscal year 2003. The U.S. dollar-denominated component includes overnight cash deposits and Federal Reserve repo-eligible securities, including unencumbered U.S. government and agency securities and highly liquid mortgage securities. Our Global Core Excess liquidity also includes unencumbered French, German, United Kingdom and Japanese government bonds and non-U.S. dollar overnight cash deposits. The aggregate loan value of our non-U.S. dollar-denominated Global Core Excess liquidity averaged $7.39 billion in the second quarter of 2004 and $6.24 billion in the fiscal year 2003.

Other Unencumbered Assets. In addition to our Global Core Excess liquidity described above, we have a significant amount of other unencumbered securities as a result of our business activities. These assets, which are located in the United States, Europe and Asia, include other government bonds, high-grade money market securities, corporate bonds and marginable equities.

Our policy is to maintain Global Core Excess liquidity and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 100% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next twelve months. This policy is intended to ensure that we could fund our positions on a secured basis for one year in the event we were unable to issue new unsecured debt or liquidate assets. To determine the amount of unencumbered assets required, we assume conservative loan values that are based on stress-scenario borrowing capacity. We review these assumptions asset-by-asset at least annually. The estimated aggregate loan value of our Global Core Excess liquidity and our other unencumbered assets averaged $95.06 billion in the second quarter of 2004 and $76.42 billion in the fiscal year 2003.

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

collateralized financing arrangements. Accordingly, over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 18% lower and 13% lower, respectively, than amounts that would have been observed, based on a weekly average, over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or excess liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.

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

Our total capital of $92.16 billion and $79.11 billion as of May 2004 and November 2003, respectively, substantially exceeded these requirements.

We assume conservative loan values when we estimate the portion of a financial instrument that we believe could not be funded on a secured basis in a stress scenario. Certain financial instruments that may be difficult to fund on a secured basis during times of market stress, such as certain mortgage whole loans, mortgage-backed securities, bank loans and high-yield securities, generally require higher levels of unsecured long-term financing than more liquid types of financial instruments, such as U.S. government and agency securities. See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the financial instruments we hold and see Note 10 for information on our other assets.

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

Subsidiary Funding and Foreign Exchange Policies. Substantially all of our unsecured funding is raised by our parent company, Group Inc. The parent company then lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing requirements. Group Inc. has substantial amounts of equity and subordinated indebtedness invested, directly or indirectly, in its regulated subsidiaries; for example, as of May 2004, Group Inc. had $14.62 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. regulated broker-dealer; $10.67 billion invested in Goldman Sachs International, a registered U.K. broker-dealer; $2.48 billion invested in Spear, Leeds & Kellogg, L.P., a U.S. regulated broker-dealer; and $1.92 billion invested in Goldman Sachs (Japan) Limited, a Tokyo-based broker-dealer. Group Inc. also had $42.45 billion of unsubordinated loans to these entities as of May 2004, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries. We manage our intercompany exposure by generally requiring senior and subordinated intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. In addition, many of our subsidiaries and affiliates pledge collateral at loan value to the parent company to cover their intercompany borrowings (other than subordinated debt) in order to mitigate parent company liquidity risk. Equity investments in subsidiaries are generally funded with parent company equity capital. As of May 2004, Group Inc.’s equity investment in subsidiaries was $21.79 billion compared with its shareholders’ equity of $23.15 billion.

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

Six Months Ended May 2004. Our cash and cash equivalents increased by $954 million to $8.04 billion as of May 2004. We raised $13.65 billion in net cash from financing activities, primarily in long-term debt, in part to capitalize on favorable market conditions. We used net cash of $12.69 billion in our operating and investing activities, primarily to capitalize on opportunities in our trading and principal investing businesses.

Six Months Ended May 2003. Our cash and cash equivalents increased by $2.39 billion to $7.21 billion as of May 2003. We raised $17.12 billion in net cash from financing activities, primarily in long-term debt and net short-term debt. We used net cash of $14.73 billion in our operating and investing activities, primarily to capitalize on opportunities in our trading and principal investing businesses. We also provided funding support for our William Street loan commitments program and invested in the convertible preferred stock of SMFG.

Recent Accounting Developments

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46. In accordance with its original provisions, we adopted FIN No. 46 immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, we were initially required to adopt FIN No. 46 no later than November 2003. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which clarified and revised the accounting and transition guidance for VIEs. As permitted, we adopted either FIN No. 46 or FIN No. 46-R for substantially all VIEs in which we held a variable interest as of November 2003. As of May 2004, we adopted FIN No. 46-R for all VIEs in which we held a variable interest. The effect of our adoption of FIN No. 46 and FIN No. 46-R was not material to our financial condition, results of operations or cash flows.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) amends the disclosure requirements for pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. We adopted the interim period disclosure beginning with our first quarter of 2004. Required annual disclosure is effective for our fiscal year ending November 2004. See Note 11 for further information regarding our employee benefit plans.

In May 2004, the FASB issued the FASB staff position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP No. FAS 106-1 of the same title issued in January 2004. We are required to adopt FSP No. FAS 106-2 for our fourth quarter of 2004, but will account for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) at that time only if we conclude benefits provided under our plan meet the Act’s “actuarially equivalent” standard. We are currently assessing actuarial equivalence and, if applicable, do not expect adoption of FSP No. FAS 106-2 to have a material effect on our financial condition, results of operations or cash flows.

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

The following table sets forth the daily trading VaR:

Daily VaR (1) (2)
(in millions)

	Average
	Three Months		Six Months				Three Months
	Ended		Ended		As of		Ended May
	May	May	May	May	May	February	2004
Risk Categories	2004	2003	2004	2003	2004	2004	High	Low

Interest rates	$37	$39	$37	$35	$35	$34	$53	$28
Equity prices	37	24	37	27	35	37	45	25
Currency rates	20	18	22	20	25	15	31	9
Commodity prices	15	16	15	17	14	14	20	12
Diversification Effect (3)	(40)	(38)	(41)	(43)	(38)	(33)

Firmwide	$69	$59	$70	$56	$71	$67	82	56

(1)	During the fourth quarter of 2003, we made certain changes to our model for calculating VaR. The effect of these changes was not material and accordingly, prior periods have not been adjusted.

(2)	During the second quarter of 2004, we excluded from our calculation distressed asset portfolios in FICC that cannot be properly measured in VaR. The effect of excluding these portfolios was not material to prior periods and accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these portfolios, see “— Distressed Asset Portfolios” below.

(3)	Equals the difference between firmwide VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $69 million during the second quarter of 2004 from $59 million during the second quarter of 2003. The increase was primarily due to higher levels of exposure to equity prices.

The following chart presents our daily trading VaR during the last four quarters:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended May 2004:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on one occasion during the quarter ended May 2004.

Distressed Asset Portfolios

The market risk associated with distressed asset portfolios in FICC that cannot be properly measured in VaR (primarily due to inadequate historical data, in aggregate, on the underlying assets) is measured based on a potential 10% decline in the net asset value of such portfolios. The market values of the underlying distressed asset positions are sensitive to changes in a number of factors, including discount rates and the projected timing and amount of future cash flows. As of May 2004, a 10% decline in the net asset value of these portfolios was $306 million compared with $299 million as of February 2004.

Nontrading Risk

SMFG. The market risk of our investment in the convertible preferred stock of SMFG is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of May 2004, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $207 million compared with $120 million as of February 2004. The change is primarily due to the increase in the underlying SMFG share price. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.

Other Principal Investments. The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of May 2004, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $94 million compared with $107 million as of February 2004, primarily reflecting a decrease in the carrying value of the portfolio.

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

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of May 2004, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure
 ($ in millions)

				Percentage of
		Collateral	Exposure Net	Exposure Net
Credit Rating Equivalent	Exposure	Held (2)	of Collateral	of Collateral

AAA/Aaa	$3,367	$54	$3,313	9%
AA/Aa2	10,433	599	9,834	25
A/A2	17,185	1,660	15,525	40
BBB/Baa2	7,461	1,418	6,043	16
BB/Ba2 or lower	5,224	1,663	3,561	9
Unrated (1)	839	482	357	1

Total	$44,509	$5,876	$38,633	100%

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a significant portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
(in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (2)

AAA/Aaa	$518	$585	$1,080	$592	$538	$3,313
AA/Aa2	2,153	907	3,429	1,752	1,593	9,834
A/A2	3,109	1,272	3,177	779	7,188	15,525
BBB/Baa2	1,699	1,069	1,682	1,039	554	6,043
BB/Ba2 or lower	1,007	823	824	614	293	3,561
Unrated (1)	215	21	104	15	2	357

Total	$8,701	$4,677	$10,296	$4,791	$10,168	$38,633

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (2)

Interest rates	$2,652	$378	$4,795	$2,364	$9,577	$19,766
Currencies	3,446	1,311	2,405	1,674	423	9,259
Commodities	1,832	2,169	2,772	514	62	7,349
Equities	771	819	324	239	106	2,259

Total	$8,701	$4,677	$10,296	$4,791	$10,168	$38,633

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a significant portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

Item 4:	Controls and Procedures

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

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 28, 2003, as updated by our Quarterly Report on Form 10-Q for the quarter ended February 27, 2004.

IPO Process Matters

In the lawsuits alleging that the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements to “tie” allocations to higher customer brokerage commission rates as well as purchase orders in the aftermarket, on June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits. On June 14, 2004, those parties jointly moved for approval of the proposed settlement.

In the lawsuit brought by the official committee of unsecured creditors of eToys, Inc. alleging that Goldman, Sachs & Co. intentionally underpriced eToys, Inc.’s initial public offering, by a decision dated May 20, 2004, the New York Appellate Division, First Department affirmed in part and reversed in part the lower court’s ruling on the firm’s motion to dismiss, permitting all claims to proceed except the claim for fraud, as to which the appellate court granted leave to replead. On June 18, 2004, Goldman, Sachs & Co. moved for reargument or leave to appeal to the New York Court of Appeals.

AMF Securities Litigation

On June 10, 2004, a settlement agreement was executed resolving all claims against The Goldman Sachs Group, L.P. and the underwriter defendants, including Goldman, Sachs & Co., for an aggregate payment of $12 million. The settlement is subject to, among other things, court approval.

Research Independence Matters

By a decision dated May 21, 2004, the federal district court denied defendants’ motion to dismiss the action relating to research coverage of RSL Communications, Inc.

WorldCom Bondholders Litigation

On May 4, 2004, plaintiffs announced that they had entered into a proposed settlement with Citicorp, Inc. and certain related parties, including as to claims asserted against such parties in respect of the 2000 offering in which Goldman, Sachs & Co. participated as a member of the syndicate. The proposed settlement, pursuant to which the settling defendants would pay $2.65 billion, would not resolve claims against the balance of the syndicate, including Goldman, Sachs & Co.

Treasury Proceeding

On June 28, 2004, Goldman, Sachs & Co. moved to dismiss the complaint in the purported class action pending in the U.S. District Court for the Northern District of Illinois.

Mutual Fund Matters

The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and various asset management affiliates and employees have been named as defendants in several putative class and derivative actions commenced in the U.S. District Court for the Southern District of New York beginning in April 2004 by purported shareholders of certain Goldman Sachs mutual funds. The complaints also name as nominal defendants certain of the Goldman Sachs family of mutual funds. The cases are brought on behalf of all persons or entities which purchased, redeemed, or held shares in these mutual funds between April 2, 1999 and January 9, 2004, and allege violations of the Investment Company Act of 1940, the Investment Advisers Act of 1940 and common law breaches of fiduciary duty. The complaints allege, among other things, that Goldman Sachs charged the mutual funds improper Rule 12b-1 fees, paid excessive brokerage commissions and made other undisclosed payments to brokers in exchange for selling shares of the mutual funds, and made untrue statements of material fact in registration statements and reports filed pursuant to the Investment Company Act. The complaints further allege that the funds’ trustees, officers and directors breached their fiduciary duties by, among other things, failing to prevent such violations. The complaints seek compensatory and punitive damages; rescission of the funds’ investment advisory agreements with Goldman Sachs and recovery of fees paid; an accounting of all fund-related fees, commissions and other payments; restitution of all unlawfully or discriminatorily-obtained fees and charges; and costs and expenses incurred in connection with these lawsuits. In an order entered June 29, 2004, the court consolidated the three actions and ordered plaintiffs to file an amended consolidated complaint by August 28, 2004.

Item 2:	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended May 28, 2004.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares That May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs (2)	Plans or Programs (2)

Month #1	298,900	$101.15	298,900	19,081,994
(February 28, 2004 to
March 26, 2004)

Month #2	2,391,900	$102.77	2,391,900	16,690,094
(March 27, 2004 to
April 30, 2004)

Month #3	995,400	$94.25	995,400	15,694,694
(May 1, 2004 to
May 28, 2004) (1)

Total	3,686,200	$100.34	3,686,200

(1)	As a matter of policy, Goldman Sachs did not repurchase, during the last two weeks of this month, shares of its common stock as part of the repurchase program due to a self-imposed “black-out” period prior to the release of its quarterly earnings.

(2)	On March 21, 2000, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 60 million shares by resolutions of our Board of Directors adopted on June 18, 2001, March 18, 2002, November 20, 2002 and January 30, 2004. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 14.9 million shares as of July 2, 2004; the repurchase program has no set expiration or termination date.

Item 5:	Other Information

Cautionary Statement Pursuant to The Private Securities
Litigation Reform Act of 1995

We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed in our Form 10-K for our fiscal year ended November 28, 2003, under Item 1 “Business — Certain Factors That May Affect Our Business.”

Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. Other important factors that could adversely affect our investment banking transactions are contained in our Form 10-K for our fiscal year ended November 28, 2003, under Item 1 “Business — Certain Factors That May Affect Our Business.”

Item 6:	Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Amended and Restated Shareholders’ Agreement, effective as of the close of business on June 22, 2004 (incorporated by reference to Exhibit M to Amendment No. 54 to Schedule 13D, filed June 23, 2004 (No. 005-56295)).

12.1	Statement re: computation of ratios of earnings to fixed charges.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

(b) Reports on Form 8-K:

On March 23, 2004, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal first quarter ended February 27, 2004.

On June 22, 2004, Group Inc. filed a Current Report on Form 8-K reporting its net earnings for its fiscal second quarter ended May 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

	By:	/s/ David A. Viniar

		Name:	David A. Viniar
		Title:	Chief Financial Officer

	By:	/s/ Sarah E. Smith

		Name:	Sarah E. Smith
		Title:	Principal Accounting Officer
Date: July 9, 2004