Form 10-Q
period 2004-08-27
GOLDMAN SACHS GROUP INC/
filed 2004-10-08
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 27, 2004

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 1, 2004 there were 484,186,156 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

FORM 10-Q

PART I:     FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
	(in millions, except per share amounts)
Revenues
Investment banking	$854	$592	$2,536	$1,774
Trading and principal investments	2,424	1,782	9,652	6,298
Asset management and securities services	620	500	2,036	1,382
Interest income	2,905	2,841	8,160	8,340

Total revenues	6,803	5,715	22,384	17,794
Interest expense	2,156	1,922	6,067	5,829
Cost of power generation	117	—	348	—

Revenues, net of interest expense and cost of power generation	4,530	3,793	15,969	11,965
Operating expenses
Compensation and benefits	2,264	1,896	7,984	5,982
Amortization of employee initial public offering and acquisition awards	5	19	51	102
Brokerage, clearing and exchange fees	228	218	713	608
Market development	76	62	214	181
Communications and technology	111	119	343	355
Depreciation and amortization	117	130	373	426
Amortization of identifiable intangible assets	31	40	94	118
Occupancy	157	151	483	551
Professional services and other	248	178	752	606

Total non-compensation expenses	968	898	2,972	2,845

Total operating expenses	3,237	2,813	11,007	8,929

Pre-tax earnings	1,293	980	4,962	3,036
Provision for taxes	414	303	1,603	1,002

Net earnings	$879	$677	$3,359	$2,034

Earnings per share
Basic	$1.80	$1.39	$6.86	$4.17
Diluted	1.74	1.32	6.56	3.98
Dividends declared per common share	$0.25	$0.25	$0.75	$0.49
Average common shares outstanding
Basic	489.2	488.5	489.7	487.9
Diluted	505.0	511.7	511.8	511.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	August	November
	2004	2003
	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$7,750	$7,087
Cash and securities segregated in compliance with U.S. federal and other regulations	49,343	29,715
Receivables from brokers, dealers and clearing organizations	12,402	9,197
Receivables from customers and counterparties	34,346	27,180
Securities borrowed	151,237	129,118
Securities purchased under agreements to resell	40,309	26,856
Financial instruments owned, at fair value	149,663	139,029
Financial instruments owned and pledged as collateral, at fair value	27,056	21,690

Total financial instruments owned, at fair value	176,719	160,719
Other assets	14,580	13,927

Total assets	$486,686	$403,799

Liabilities and shareholders’ equity
Secured short-term borrowings	$10,667	$3,321
Unsecured short-term borrowings	49,170	40,881

Total short-term borrowings, including the current portion of long-term borrowings	59,837	44,202
Payables to brokers, dealers and clearing organizations	8,704	3,515
Payables to customers and counterparties	144,373	105,513
Securities loaned	15,666	17,528
Securities sold under agreements to repurchase	50,876	43,084
Financial instruments sold, but not yet purchased, at fair value	101,758	102,699
Other liabilities and accrued expenses	10,274	8,144
Secured long-term borrowings	7,786	6,043
Unsecured long-term borrowings	63,898	51,439

Total long-term borrowings	71,684	57,482

Total liabilities	463,172	382,167
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 551,407,233 and 527,371,946 shares issued as of August 2004 and November 2003, respectively, and 483,888,159 and 473,014,926 shares outstanding as of August 2004 and November 2003, respectively	6	5
Restricted stock units and employee stock options	1,274	2,984
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	15,251	13,562
Retained earnings	12,901	9,914
Unearned compensation	(163)	(339)
Accumulated other comprehensive income	10	6
Treasury stock, at cost, par value $0.01 per share; 67,519,074 and 54,357,020 shares as of August 2004 and November 2003, respectively	(5,765)	(4,500)

Total shareholders’ equity	23,514	21,632

Total liabilities and shareholders’ equity	$486,686	$403,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	August	November
	2004	2003
	(in millions, except
	per share amounts)
Common stock, par value $0.01 per share
Balance, beginning of year	$5	$5
Issued	1	—

Balance, end of period	6	5
Restricted stock units and employee stock options
Balance, beginning of year	2,984	3,517
Issued	284	339
Delivered	(1,940)	(714)
Forfeited	(47)	(156)
Options exercised	(7)	(2)

Balance, end of period	1,274	2,984
Additional paid-in capital
Balance, beginning of year	13,562	12,750
Issuance of common stock	1,454	709
Excess net tax benefit related to delivery of stock-based awards	235	103

Balance, end of period	15,251	13,562
Retained earnings
Balance, beginning of year	9,914	7,259
Net earnings	3,359	3,005
Dividends declared	(372)	(350)

Balance, end of period	12,901	9,914
Unearned compensation
Balance, beginning of year	(339)	(845)
Restricted stock units granted	—	(6)
Restricted stock units forfeited	10	48
Amortization of restricted stock units	166	464

Balance, end of period	(163)	(339)
Accumulated other comprehensive income
Balance, beginning of year	6	(122)
Currency translation adjustment, net of tax	4	128

Balance, end of period	10	6
Treasury stock, at cost, par value $0.01 per share
Balance, beginning of year	(4,500)	(3,561)
Repurchased	(1,265)	(939)

Balance, end of period	(5,765)	(4,500)

	$23,514	$21,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended August
	2004	2003
	(in millions)
Cash flows from operating activities
Net earnings	$3,359	$2,034
Noncash items included in net earnings
Depreciation and amortization	373	426
Amortization of identifiable intangible assets	94	118
Stock-based compensation	391	324
Changes in operating assets and liabilities
Cash and securities segregated in compliance with U.S. federal and other regulations	(19,564)	(8,993)
Net receivables from brokers, dealers and clearing organizations	1,984	453
Net payables to customers and counterparties	31,532	2,361
Securities borrowed, net of securities loaned	(23,981)	(6,046)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(5,661)	1,081
Financial instruments owned, at fair value	(15,642)	(28,581)
Financial instruments sold, but not yet purchased, at fair value	(941)	18,542
Other, net	2,141	(106)

Net cash used for operating activities	(25,915)	(18,387)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(138)	(372)
Business combinations, net of cash acquired	(94)	(296)
Purchase of other investments	—	(163)

Net cash used for investing activities	(232)	(831)
Cash flows from financing activities
Short-term borrowings, net	7,678	3,964
Issuance of long-term borrowings	27,868	22,633
Repayment of long-term borrowings, including the current portion of long-term borrowings	(7,821)	(4,758)
Derivative contracts with a financing element	345	145
Common stock repurchased	(1,265)	(821)
Dividends paid	(372)	(231)
Proceeds from issuance of common stock	377	105

Net cash provided by financing activities	26,810	21,037
Net increase in cash and cash equivalents	663	1,819
Cash and cash equivalents, beginning of year	7,087	4,822

Cash and cash equivalents, end of period	$7,750	$6,641

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $6.07 billion and $5.65 billion during the nine months ended August 2004 and August 2003, respectively.

Cash payments for income taxes, net of refunds, were $922 million and $716 million during the nine months ended August 2004 and August 2003, respectively.

Noncash activities:

During the nine months ended August 2004, the firm assumed $1.46 billion of debt in connection with a business combination.

The value of common stock issued in connection with business combinations was $139 million for the nine months ended August 2003.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
		(in millions)
Net earnings	$879	$677	$3,359	$2,034
Currency translation adjustment, net of tax	(6)	(27)	4	113

Comprehensive income	$873	$650	$3,363	$2,147

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

The firm also has formed numerous nonconsolidated merchant banking funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and does not hold a majority of the economic interests in any fund. Where the firm holds an interest that is significant to a fund, it is subject to removal as general partner. The firm’s aggregate investment in funds in which it holds a significant interest was $1.42 billion and $1.57 billion as of August 2004 and November 2003, respectively. Such fund investments are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition. Total assets in these funds were approximately $12 billion as of June 30, 2004 (the most recent investment fund reporting date).

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Group Inc. for the fiscal year ended November 28, 2003. The condensed consolidated financial information as of November 28, 2003 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Unless otherwise stated herein, all references to August 2004 and August 2003 refer to the firm’s fiscal periods ended, or the dates, as the context requires, August 27, 2004 and August 29, 2003, respectively. All references to November 2003 refer to the firm’s fiscal year ended, or the date, as the context requires, November 28, 2003.

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

In general, transfers of financial assets are accounted for as sales under SFAS No. 140 when the firm has relinquished control over the transferred assets. For transfers accounted for as sales, any related gains or losses are recognized in net revenues. Transfers that are not accounted for as sales are accounted for as collateralized financing arrangements, with the related interest expense recognized in net revenues over the lives of the transactions.

Commissions. The firm generates commissions from executing and clearing client transactions on stock, options and futures markets worldwide. These commissions are recorded on a trade-

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

date basis in “Trading and principal investments” in the condensed consolidated statements of earnings.

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

The following table sets forth the power generation revenues and costs directly associated with the firm’s consolidated power plant operations:

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003 (2)	2004	2003 (2)
	(in millions)
Revenues (1)	$136	$—	$376	$—
Cost of power generation	117	—	348	—

(1)	Excludes revenues from nonconsolidated power plant operations, accounted for in accordance with the equity method of accounting, as well as revenues associated with the firm’s power trading activities.

(2)	The firm did not have any consolidated power plant operations for these periods.

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

If the firm were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the year ended November 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and earnings per share (EPS) as presented below:

		Three Months		Nine Months
		Ended August		Ended August
		2004	2003	2004	2003
		(in millions, except per share amounts)
Net earnings, as reported		$879	$677	$3,359	$2,034
Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	72	55	253	209
Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under the fair-value method for all awards	(108)	(125)	(374)	(452)

Pro forma net earnings		$843	$607	$3,238	$1,791

EPS, as reported
Basic		$1.80	$1.39	$6.86	$4.17
Diluted		1.74	1.32	6.56	3.98
Pro forma EPS
Basic		$1.72	$1.24	$6.61	$3.67
Diluted		1.67	1.19	6.33	3.50

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. Prior to December 1, 2001, goodwill was amortized over periods of 15 to 20 years on a straight-line basis. Effective December 1, 2001, the firm adopted SFAS No. 142, “Goodwill and Other Intangible Assets”; consequently, goodwill is no longer amortized but, instead, is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating segment is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

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

Property, leasehold improvements and equipment are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the condensed consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange for the fiscal period. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, on the condensed consolidated statements of comprehensive income. The firm seeks to reduce its exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and foreign currency denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the condensed consolidated statements of comprehensive income. For foreign currency denominated debt, hedge effectiveness is assessed based on changes in spot rates. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the condensed consolidated statements of earnings.

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

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value, and financial instruments sold, but not yet purchased, at fair value:

	As of
	August 2004		November 2003
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,641	$—	$4,987	$—
U.S. government, federal agency and sovereign obligations	37,038	32,976	36,634	34,003
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	17,662	344	11,768	363
Investment-grade corporate bonds	9,909	5,430	9,862	4,641
Bank loans	8,489	604	6,706	264
High-yield securities	6,031	2,544	4,817	1,394
Preferred stock	4,314	109	3,822	163
Other	550	247	569	157

	46,955	9,278	37,544	6,982
Equities and convertible debentures	37,061	19,780	35,006	19,651
State, municipal and provincial obligations	1,296	—	459	—
Derivative contracts	47,880	39,484	45,733	41,886
Physical commodities	848	240	356	177

Total	$176,719	$101,758	$160,719	$102,699

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

The firm also enters into derivative contracts to manage the interest rate, currency and equity-linked exposure on its long-term borrowings and certain short-term borrowings. These derivatives generally include interest rate futures contracts, interest rate swap agreements, currency swap agreements and equity-linked contracts, which are primarily utilized to convert a substantial portion of the firm’s long-term debt into U.S. dollar-based floating rate obligations. Certain interest rate swap contracts are designated as fair-value hedges. The gains or losses associated with the ineffective portion of these fair-value hedges are included in “Trading and principal investments” in the condensed consolidated statements of earnings and were not material for the three and nine months ended August 2004 and August 2003.

Derivative contracts are reported on a net-by-counterparty basis on the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of
	August 2004		November 2003
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Forward settlement contracts	$6,474	$7,775	$8,134	$9,271
Swap agreements	29,596	18,753	25,471	17,317
Option contracts	11,810	12,956	12,128	15,298

Total	$47,880	$39,484	$45,733	$41,886

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

During the nine months ended August 2004 and August 2003, the firm securitized $48.51 billion and $78.71 billion, respectively, of financial assets, including $16.49 billion and $60.25 billion, respectively, of agency mortgage-backed securities. Cash flows received on retained interests and other securitization cash flows were approximately $773 million and $787 million for the nine months ended August 2004 and August 2003, respectively.

As of August 2004 and November 2003, the firm held $5.73 billion and $3.20 billion of retained interests, respectively, including $5.60 billion and $3.04 billion, respectively, held in QSPEs. As of August 2004 and November 2003, the fair value of $1.66 billion and $1.05 billion, respectively, of retained interests was based on quoted market prices in active markets.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of $4.07 billion and $2.15 billion as of August 2004 and November 2003, respectively, of retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of August 2004		As of November 2003
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	Other Asset-	Mortgage-	Other Asset-
	Backed	Backed (3)	Backed	Backed (3)
	($ in millions)
Fair value of retained interests	$2,596	$1,474	$1,199	$954
Weighted average life (years)	4.5	3.9	3.8	3.4
Annual constant prepayment rate	19.3%	N/A	22.0%	N/A
Impact of 10% adverse change	$(1)	$—	$(3)	$—
Impact of 20% adverse change	(3)	—	(7)	—
Annual credit losses (1)	3.9%	4.0%	2.9%	1.3%
Impact of 10% adverse change (2)	$(12)	$(3)	$(11)	$(6)
Impact of 20% adverse change (2)	(21)	(5)	(19)	(11)
Annual discount rate	7.8%	5.0%	15.0%	8.3%
Impact of 10% adverse change	$(54)	$(20)	$(27)	$(6)
Impact of 20% adverse change	(105)	(39)	(51)	(11)

(1)	Annual percentage credit loss is based only on positions in which expected credit loss is a key assumption in the determination of fair values.

(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(3)	Includes retained interests in government and corporate bonds and other types of financial assets that are not subject to prepayment risk.

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

In addition to the retained interests described above, the firm also held interests in QSPEs, primarily agency mortgage-backed securities, purchased in connection with secondary market-making activities. These purchased interests approximated $5 billion and $6 billion as of August 2004 and November 2003, respectively.

In connection with the issuance of asset-repackaged notes to investors, the firm had derivative receivables from QSPEs, to which the firm has transferred assets, with a fair value of $139 million and $188 million as of August 2004 and November 2003, respectively. These receivables are collateralized by a first-priority interest in the assets held by each QSPE. Accordingly, the firm views these derivative receivables in the same manner as other segregated collateral arrangements from a credit perspective.

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

The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated, asset-backed VIEs where the firm does not hold a majority voting interest:

	As of
	August	November
	2004	2003
	(in millions)
VIE assets (1)	$3,201	$1,832
Maximum exposure to loss	1,154	145

(1)	Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay through a guarantee, general partnership interest or contractual arrangement.

The following tables set forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in nonconsolidated VIEs:

	As of August 2004
		Maximum Exposure to Loss
	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)
Mortgage-backed	$4,822	$—	$96	$—	$602	$698
Other asset-backed	16,844	69	232	194	1,349	1,844

Total	$21,666	$69	$328	$194	$1,951	$2,542

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

Secured Borrowing and Lending Activities

The firm obtains secured short-term financing principally through the use of repurchase agreements and securities lending agreements to obtain securities for settlement, finance inventory positions and meet customers’ needs. In these transactions, the firm either provides or receives collateral, including U.S. government, federal agency, mortgage-backed, investment-grade foreign sovereign obligations and equity securities.

The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of August 2004 and November 2003, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $478.38 billion and $410.01 billion, respectively, of which the firm sold or repledged $410.22 billion and $350.57 billion, respectively.

The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of August 2004 and November 2003, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to counterparties that did not have the right to sell or repledge was $49.30 billion and $47.39 billion, respectively.

Note 4.	Short-Term Borrowings

The firm obtains secured and unsecured short-term borrowings through issuance of promissory notes, commercial paper and bank loans. As of August 2004 and November 2003, secured short-term borrowings were $10.67 billion and $3.32 billion, respectively, and unsecured short-term borrowings were $49.17 billion and $40.88 billion, respectively. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may become payable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Short-term borrowings are set forth below:

	As of
	August	November
	2004	2003
	(in millions)
Promissory notes	$23,476	$24,119
Commercial paper	6,773	4,767
Bank loans and other	16,042	8,183
Current portion of long-term borrowings	13,546	7,133

Total (1)	$59,837	$44,202

(1)	As of August 2004 and November 2003, the weighted average interest rates for short-term borrowings, including commercial paper, were 2.35% and 1.48%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 1.94% and 1.25% as of August 2004 and November 2003, respectively.

Note 5.	Long-Term Borrowings

The firm obtains secured and unsecured long-term borrowings, which consist principally of senior borrowings with maturities extending to 2034. As of August 2004 and November 2003, secured long-term borrowings were $7.79 billion and $6.04 billion, respectively, and unsecured long-term borrowings were $63.90 billion and $51.44 billion, respectively.

Long-term borrowings are set forth below:

	As of
	August	November
	2004	2003
	(in millions)
Fixed rate obligations (1)
U.S. dollar	$31,228	$28,242
Non-U.S. dollar	10,523	8,703
Floating rate obligations (2)
U.S. dollar	21,372	13,269
Non-U.S. dollar	8,561	7,268

Total	$71,684	$57,482

(1)	As of August 2004 and November 2003, interest rates on U.S. dollar fixed rate obligations ranged from 2.85% to 12.00% and from 4.13% to 12.00%, respectively. As of both August 2004 and November 2003, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.70% to 8.88%.

(2)	Floating interest rates generally are based on LIBOR, the U.S. Treasury bill rate or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Long-term borrowings include nonrecourse debt issued by the following subsidiaries:

	As of
	August	November
	2004	2003
	(in millions)
William Street Funding Corporation	$3,722	$3,173
Variable interest entities	2,307	1,635
Other subsidiaries	1,666	622

Total	$7,695	$5,430

Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay through a guarantee, general partnership interest or contractual arrangement.

Long-term borrowings by fiscal maturity date are set forth below:

	As of
	August 2004 (1) (2) (3)			November 2003 (1) (2) (3)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)
2005	$4,569	$1,332	$5,901	$7,854	$4,598	$12,452
2006	7,316	2,029	9,345	6,133	1,576	7,709
2007	5,886	892	6,778	1,274	564	1,838
2008	3,423	2,813	6,236	3,105	2,546	5,651
2009-thereafter	31,406	12,018	43,424	23,145	6,687	29,832

Total	$52,600	$19,084	$71,684	$41,511	$15,971	$57,482

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may become redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of the firm are reflected at their contractual maturity dates. Certain long-term borrowings redeemable prior to maturity at the option of the holders are reflected at the dates such options first become exercisable.

(3)	Long-term borrowings have maturities that range from one to 30 years from the date of issue.

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

The effective weighted average interest rates for long-term borrowings, after giving effect to hedging activities, are set forth below:

	As of
	August 2004		November 2003
	Amount	Rate	Amount	Rate
	($ in millions)
Fixed rate obligations	$2,254	7.53%	$1,517	7.43%
Floating rate obligations	69,430	2.08	55,965	1.79

Total	$71,684	2.25	$57,482	1.94

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Deferrable Interest Junior Subordinated Debentures

In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the firm for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from Group Inc. and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of August 2004, the firm held all of the common beneficial interests.

The Trust is a wholly owned finance subsidiary of the firm for legal and regulatory purposes. However, for accounting purposes, under FIN No. 46-R, the Trust is not a consolidated subsidiary of the firm because the firm’s ownership of the common beneficial interest is not considered at risk, since the Trust’s principal asset is the $2.84 billion of junior subordinated debentures issued by the firm. The firm pays interest semi-annually on these debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. See Note 6 for further information regarding the firm’s guarantee of the preferred beneficial interests issued by the Trust.

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

Commitments

The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $20.78 billion as of August 2004.

In connection with its lending activities, the firm had outstanding commitments of $23.64 billion as of August 2004. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements.

As of August 2004, $7.85 billion of the firm’s outstanding commitments to extend credit have been issued through the William Street credit extension program. These commitments were primarily issued through William Street Commitment Corporation (Commitment Corp), a consolidated wholly owned subsidiary of Group Inc. Another consolidated wholly owned subsidiary, William Street Funding Corporation (Funding Corp), was formed to raise funding to support the William Street credit extension program. Commitment Corp and Funding Corp are each separate corporate entities, with assets and liabilities that are legally separated from the other assets and liabilities of the firm. Accordingly, the assets of Commitment Corp and of Funding Corp will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp or Funding Corp, except in limited cases as expressly agreed in

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

writing, is responsible for any obligation of either entity. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided by SMFG. The firm has also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $10.33 billion as of August 2004.

The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $1.12 billion in corporate and real estate investment funds as of August 2004.

The firm had construction-related commitments of $78 million and other purchase commitments of $221 million as of August 2004.

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, are set forth below:

(in millions)
Minimum rental payments
Remainder of 2004	$93
2005	350
2006	345
2007	306
2008	288
2009-thereafter	2,251

Total	$3,633

Contingencies

The firm is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm’s financial condition, but may be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. Given the inherent difficulty of predicting the outcome of the firm’s litigation matters, particularly in cases in which claimants seek substantial or indeterminate damages, the firm cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred.

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

The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of August 2004:

		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying	Remainder	2005-	2007-	2009-
	Value	of 2004	2006	2008	Thereafter	Total
			(in millions)
Derivatives (1)	$6,986	$91,643	$301,474	$159,395	$293,510	$846,022
Securities lending indemnifications (2)	—	9,707	—	—	—	9,707
Guarantees of trust preferred beneficial interest (3)	—	—	349	349	7,199	7,897
Guarantee of the collection of contractual cash flows	10	—	210	2	33	245
Letters of credit and other guarantees	34	21	37	109	100	267

(1)	The carrying value of $6.99 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held in connection with securities lending indemnifications was $10.06 billion as of August 2004.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust (see Note 5 for further information regarding the Trust).

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm may agree to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with fund management activities and joint venture investments, the firm may issue loan guarantees to secure financing and to obtain preferential investment terms. The firm may be liable under these guarantees in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of August 2004 and November 2003.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of August 2004 and November 2003.

Note 7.	Shareholders’ Equity

The Board of Directors of Group Inc. declared a dividend of $0.25 per share to be paid on November 22, 2004, to common shareholders of record on October 25, 2004.

During the three and nine months ended August 2004, the firm repurchased 4.8 million shares and 13.2 million shares of the firm’s common stock, respectively. The average price paid per share for repurchased shares was $89.71 and $96.14 for the three and nine months ended August 2004, respectively. On January 30, 2004, the Board of Directors of Group Inc. authorized the repurchase of an additional 15.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of August 2004, the firm was authorized to repurchase up to 12.0 million additional shares of common stock pursuant to its common stock repurchase program.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
	(in millions, except per share amounts)
Numerator for basic and diluted EPS — earnings available to common shareholders	$879	$677	$3,359	$2,034

Denominator for basic EPS — weighted average number of common shares	489.2	488.5	489.7	487.9
Effect of dilutive securities
Restricted stock units	7.5	14.2	10.3	16.8
Stock options	8.3	9.0	11.8	6.6

Dilutive potential common shares	15.8	23.2	22.1	23.4

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	505.0	511.7	511.8	511.3

Basic EPS	$1.80	$1.39	$6.86	$4.17
Diluted EPS	1.74	1.32	6.56	3.98

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
	(in millions)
Number of antidilutive options, end of period	28	27	1	27

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

As of both August 2004 and November 2003, goodwill of $3.16 billion was included in “Other assets” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of
		August		November
		2004		2003
		(in millions)

Customer lists (1)	Gross carrying amount	$1,021		$1,021
	Accumulated amortization	(179)		(141)

	Net carrying amount	$842		$880

New York Stock	Gross carrying amount	$714		$714
Exchange (NYSE) specialist rights	Accumulated amortization	(99)		(78)

	Net carrying amount	$615		$636

Option and exchange-	Gross carrying amount	$149	(3)	$312
traded fund (ETF) specialist rights	Accumulated amortization	(25	) (3)	(182)

	Net carrying amount	$124		$130

Other (2)	Gross carrying amount	$299	(3)	$351
	Accumulated amortization	(155	) (3)	(177)

	Net carrying amount	$144		$174

Total	Gross carrying amount	$2,183	(3)	$2,398
	Accumulated amortization	(458	) (3)	(578	) (4)

	Net carrying amount	$1,725		$1,820

(1)	Primarily includes the firm’s clearance and execution and Nasdaq customer lists acquired in the firm’s combination with SLK LLC (SLK) and financial counseling customer lists acquired in the firm’s combination with The Ayco Company, L.P.

(2)	Primarily includes technology-related assets acquired in the firm’s combination with SLK.

(3)	Gross carrying amount and accumulated amortization exclude amounts related to assets that were no longer in service at the beginning of the period.

(4)	Accumulated amortization includes $188 million of impairment charges primarily related to option specialist rights.

Identifiable intangible assets are amortized over their useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 17 years. There were no identifiable intangible assets that were considered to be indefinite-lived and, therefore, not subject to amortization.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.	Other Assets and Other Liabilities

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	August	November
	2004	2003
	(in millions)
Equity-method investments and joint ventures	$2,368	$2,159
Goodwill and identifiable intangible assets (1)	4,885	4,982
Property, leasehold improvements and equipment	3,598	3,527
Miscellaneous receivables and other	3,729	3,259

Total	$14,580	$13,927

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

Other liabilities and accrued expenses primarily includes compensation and benefits, minority interest in certain consolidated entities, litigation liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	August	November
	2004	2003
	(in millions)
Compensation and benefits	$5,634	$3,956
Minority interest	1,671	1,281
Accrued expenses and other payables	2,969	2,907

Total	$10,274	$8,144

Note 11.	Employee Benefit Plans

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The components of pension expense and postretirement expense are set forth below:

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
	(in millions)
U.S. pension
Service cost	$2	$2	$8	$6
Interest cost	3	4	13	10
Expected return on plan assets	(5)	(4)	(17)	(12)
Net amortization	2	1	4	3

Total	$2	$3	$8	$7

Non-U.S. pension
Service cost	$11	$11	$35	$31
Interest cost	5	3	13	9
Expected return on plan assets	(4)	(5)	(14)	(11)
Net amortization	2	2	8	6

Total	$14	$11	$42	$35

Postretirement
Service cost	$2	$2	$6	$6
Interest cost	3	3	9	9
Net amortization	4	2	8	8

Total	$9	$7	$23	$23

The firm does not expect to contribute to its U.S. defined benefit pension plans in 2004, but does expect to contribute $6 million to its unfunded postretirement benefit plan in the form of benefit payments in 2004. The firm also expects to contribute $16 million to its non-U.S. pension plans in 2004.

Note 12.	Regulated Subsidiaries

Goldman, Sachs & Co. (GS&Co.) and Spear, Leeds and Kellogg, L.P. (SLK LP) are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the Securities and Exchange Commission and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of August 2004, GS&Co. had regulatory net capital, as defined, of $4.04 billion, which exceeded the amount required by $3.06 billion. As of August 2004, SLK LP had regulatory net capital, as defined, of $908 million, which exceeded the amount required by $872 million.

Goldman Sachs International (GSI), a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and Goldman Sachs (Japan) Ltd. (GSJL), a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of August 2004, GSI and GSJL were in compliance with their local capital adequacy requirements.

Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of August 2004, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months		Nine Months
		Ended August		Ended August
		2004	2003	2004	2003
		(in millions)

Investment	Net revenues	$890	$687	$2,606	$2,064
Banking	Operating expenses	814	604	2,282	1,770

	Pre-tax earnings	$76	$83	$324	$294

	Segment assets	$2,818	$8,677	$2,818	$8,677

Trading and Principal	Net revenues	$2,699	$2,341	$10,448	$7,821
Investments	Operating expenses	1,805	1,671	6,683	5,578

	Pre-tax earnings	$894	$670	$3,765	$2,243

	Segment assets	$323,574	$242,700	$323,574	$242,700

Asset Management and	Net revenues	$941	$765	$2,915	$2,080
Securities Services	Operating expenses	621	529	1,959	1,411

	Pre-tax earnings	$320	$236	$956	$669

	Segment assets	$159,790	$142,138	$159,790	$142,138

Total	Net revenues	$4,530	$3,793	$15,969	$11,965
	Operating expenses (1)	3,237	2,813	11,007	8,929

	Pre-tax earnings	$1,293	$980	$4,962	$3,036

	Total assets (2)	$486,686	$394,142	$486,686	$394,142

(1)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $(6) million and $9 million for the three months ended August 2004 and August 2003, respectively, and $20 million and $70 million for the nine months ended August 2004 and August 2003, respectively, and (ii) provisions for a number of litigation and regulatory proceedings of $3 million for the three months ended August 2004, and $63 million and $100 million for the nine months ended August 2004 and August 2003, respectively.

(2)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries (the Company) at August 27, 2004, the related condensed consolidated statements of earnings for the three and nine months ended August 27, 2004 and August 29, 2003, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended August 27, 2004, the condensed consolidated statements of cash flows for the nine months ended August 27, 2004 and August 29, 2003, and the condensed consolidated statements of comprehensive income for the three and nine months ended August 27, 2004 and August 29, 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 7, 2004

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

Unless specifically stated otherwise, all references to August 2004, May 2004 and August 2003 refer to our fiscal periods ended, or the dates, as the context requires, August 27, 2004, May 28, 2004 and August 29, 2003, respectively. All references to November 2003, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 28, 2003.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation (Group Inc.), and its consolidated subsidiaries.

Executive Overview

Our diluted earnings per share were $1.74 for the third quarter of 2004, a 32% increase compared with the same period last year. Annualized return on average tangible shareholders’ equity (1) was 19.2% and annualized return on average shareholders’ equity was 15.1%. The increase in our third quarter results reflected higher net revenues in Trading and Principal Investments, due to our Fixed Income, Currency and Commodities (FICC) business, as most of its major businesses performed well. Despite a flattening yield curve, customer-driven activity in FICC was generally strong. The increase in FICC was partially offset by decreased results in our Principal Investments business, due to an unrealized loss on our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG), as compared with an unrealized gain in the same period last year. In addition, Equities net revenues declined compared with the same prior year period, as the business operated in a less favorable environment, generally characterized by flat to

(1)	Annualized return on average tangible shareholders’ equity is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity. See ‘‘— Results of Operations’’ for further information regarding our calculation of annualized return on average tangible shareholders’ equity.

declining equity prices, further reductions in market volatility and lower customer-driven activity. Net revenues in Investment Banking increased significantly compared with the third quarter of 2003, due to an improved performance in our Financial Advisory business, primarily reflecting an increase in industry-wide completed mergers and acquisitions, as well as higher net revenues from debt new issuances and equity underwriting activity. Our investment banking backlog declined during the quarter. (1) Asset Management and Securities Services also generated strong revenue growth, primarily due to higher average assets under management and significantly higher customer balances in Securities Services.

Our diluted earnings per share were $6.56 for the nine months ended August 2004, a 65% increase compared with the same period last year. Annualized return on average tangible shareholders’ equity was 25.3% and annualized return on average shareholders’ equity was 19.8%. Our results for the first nine months of 2004 reflected strong growth in Trading and Principal Investments, as well as higher net revenues in Asset Management and Securities Services, and Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC as all of the major businesses performed well. Net revenues in our Principal Investments business also increased significantly, due to an unrealized gain on our investment in the convertible preferred stock of SMFG, as well as gains from other corporate principal investments. In addition, Equities net revenues improved, primarily reflecting higher customer-driven activity and the favorable market conditions early in 2004. Asset Management and Securities Services generated strong revenue growth, primarily reflecting higher average assets under management, strong asset management incentive fees, and significantly higher customer balances in Securities Services. In Investment Banking, net revenues also improved, highlighted by strong growth in both our Financial Advisory and Equity Underwriting businesses.

Our operating results in the first nine months of 2004 continued to reflect a number of trends that have emerged in recent years and may continue in the future. We continued to see trading and investing opportunities for our clients and ourselves and, consequently, increased our market risk in 2004 to take advantage of these perceived opportunities. Additionally, the legal and regulatory environment continued to reflect a high level of claims against financial intermediaries. Given the range of litigation and investigations presently underway, our litigation expenses may remain high.

Though our operating results were strong in the first nine months of 2004, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. See Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the year ended November 2003 for a further discussion of these and other important factors that could affect our business.

Business Environment

During the third quarter, uncertainty about the sustainability of the global economic recovery remained, reflecting tighter monetary policy in the United States, higher oil prices and continued geopolitical uncertainty. These concerns contributed to generally flat to lower equity prices during the quarter. These concerns were also reflected in the fixed income markets where bond yields declined sharply as the yield curve flattened. Corporate activity as measured by industry-wide announced mergers and acquisitions improved during the quarter, but industry-wide equity and equity-related volumes decreased.

In the United States, after a sharp slowdown in June, the economy regained some momentum. Industrial production declined and while consumer spending improved from a weak second quarter, growth was slowed by higher oil prices, softer labor market conditions and fiscal and monetary policy

(1)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

restraint. Despite signs of slower growth, the U.S. Federal Reserve raised its federal funds rate target by a total of 50 basis points during the quarter, reflecting its confidence in the sustainability of U.S. economic expansion going forward. The Dow Jones Industrial Average was unchanged during the quarter, and the S&P 500 Index and Nasdaq Composite Index declined 1% and 6%, respectively.

In Europe, economic data suggested a slight improvement in growth and although business confidence remained generally strong, economic growth continued to be restrained by subdued consumer spending. Pending further evidence that the recovery was underway, the European Central Bank left interest rates unchanged. The U.K. economy continued to show stronger growth than continental Europe, reflecting strong domestic demand. In response, the Bank of England raised interest rates by a total of 50 basis points during the quarter. The FTSE 100 Index increased 1% during the quarter.

In Asia, the Japanese economy improved from the second quarter, reflecting an increase in domestic demand, although the pace of growth was down significantly from the strong first quarter. In the rest of Asia, particularly China, the pace of economic growth remained strong, but declined from the second quarter due to a decrease in export demand. The Nikkei 225 Index decreased 1% during the quarter.

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

In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:

Financial Instruments by Category
 (in millions)

	As of August 2004			As of November 2003
	Financial		Financial Instruments	Financial		Financial Instruments
	Instruments		Sold, But Not Yet	Instruments		Sold, But Not Yet
	Owned, At		Purchased, At	Owned, At		Purchased, At
	Fair Value		Fair Value	Fair Value		Fair Value
Cash trading instruments	$123,619		$62,274	$110,157		$60,813
Derivative contracts	47,880		39,484	45,733		41,886
Principal investments	3,952	(1)	—	3,755	(1)	—

Total	$175,451		$101,758	$159,645		$102,699

(1)	Excludes assets of $1.27 billion and $1.07 billion in consolidated employee-owned merchant banking funds as of August 2004 and November 2003, respectively.

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

The following table sets forth the valuation of our cash trading instruments by level of price transparency:

Cash Trading Instruments by Price Transparency
 (in millions)

	As of August 2004		As of November 2003
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value
Quoted prices or alternative pricing sources with reasonable price transparency	$112,630	$62,155	$102,306	$60,673
Little or no price transparency	10,989	119	7,851	140

Total	$123,619	$62,274	$110,157	$60,813

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

Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:

Derivative Assets and Liabilities
 (in millions)

	As of August 2004		As of November 2003
	Assets	Liabilities	Assets	Liabilities
Exchange-traded derivatives	$4,824	$4,687	$5,182	$6,339
OTC derivatives	43,056	34,797	40,551	35,547

Total (1)	$47,880	$39,484	$45,733	$41,886

(1)	The fair values of our derivative assets and liabilities include cash we have paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements) and may change significantly from period to period based on, among other factors, changes in our trading positions and market movements.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
 (in millions)

	As of August 2004
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,103	$342	$5,917	$3,750	$11,467	$23,579
Currencies	3,028	958	1,790	1,681	889	8,346
Commodities	3,201	1,173	3,654	772	58	8,858
Equities	935	337	465	430	106	2,273

Total	$9,267	$2,810	$11,826	$6,633	$12,520	$43,056

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,464	$872	$5,099	$3,919	$3,150	$14,504
Currencies	3,281	899	3,049	698	728	8,655
Commodities	2,645	1,386	3,193	718	160	8,102
Equities	1,122	836	1,092	406	80	3,536

Total	$8,512	$3,993	$12,433	$5,741	$4,118	$34,797

	As of November 2003
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,470	$160	$4,017	$4,332	$9,541	$19,520
Currencies	5,486	1,230	4,069	1,842	897	13,524
Commodities	1,538	645	1,648	473	159	4,463
Equities	1,276	637	675	329	127	3,044

Total	$9,770	$2,672	$10,409	$6,976	$10,724	$40,551

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,026	$381	$3,896	$2,894	$2,475	$11,672
Currencies	5,993	1,121	2,951	2,949	828	13,842
Commodities	2,059	921	1,461	232	183	4,856
Equities	3,267	669	1,027	182	32	5,177

Total	$13,345	$3,092	$9,335	$6,257	$3,518	$35,547

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

The following table sets forth the carrying value of our principal investments portfolio:

Principal Investments
 (in millions)

	As of August 2004			As of November 2003
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
Private	$844	$690	$1,534	$1,054	$757	$1,811
Public	240	46	286	219	42	261

Subtotal	1,084	736	1,820	1,273	799	2,072
SMFG convertible preferred stock (1)	2,132	—	2,132	1,683	—	1,683

Total (2)	$3,216	$736	$3,952	$2,956	$799	$3,755

(1)	The fair value of our Japanese yen-denominated investment in SMFG convertible preferred stock includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(2)	Excludes assets of $1.27 billion and $1.07 billion in consolidated employee-owned merchant banking funds as of August 2004 and November 2003, respectively.

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

Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of the transfer restrictions on our investment and the downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. During the third quarter, the fair value of our investment decreased 13% (expressed in Japanese yen), primarily due to a decrease in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
 (in millions)

	As of
	August	November
	2004	2003
Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	114	117
Equities (1)	2,382	2,384
Principal Investments	—	—
Asset Management and Securities Services
Asset Management (2)	422	419
Securities Services	117	117

Total	$3,160	$3,162

(1)	Primarily related to our combinations with SLK and The Hull Group.

(2)	Primarily related to our combination with The Ayco Company, L.P. (Ayco).

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
 ($ in millions)

	As of August 2004		As of November 2003
		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value
Customer lists (1)	$842	7 – 20	$880
New York Stock Exchange (NYSE) specialist rights	615	23 – 26	636
Option and exchange-traded fund (ETF) specialist rights	124	3 – 23	130
Other (2)	144	3 – 8	174

Total	$1,725		$1,820

(1)	Primarily includes our clearance and execution and Nasdaq customer lists acquired in our combination with SLK and financial counseling customer lists acquired in our combination with Ayco.

(2)	Primarily includes technology-related assets acquired in our combination with SLK.

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

We provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. Our total liability in respect of such proceedings is determined on a case-by-case basis and represents our best estimate of our probable losses. However, significant judgment is required in making this estimate and our final liability may turn out to be materially different. Given the inherent difficulty of predicting the outcome of our litigation matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred. See “Legal Proceedings” in our Annual Report on Form 10-K for the year ended November 2003, in our Quarterly Report on Form 10-Q for the quarters ended February 27, 2004 and May 28, 2004 and in this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
 ($ in millions, except per share amounts)

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
Net revenues	$4,530	$3,793	$15,969	$11,965
Pre-tax earnings	1,293	980	4,962	3,036
Net earnings	879	677	3,359	2,034
Diluted earnings per share	1.74	1.32	6.56	3.98
Annualized return on average shareholders’ equity (1)	15.1%	13.4%	19.8%	13.8%
Annualized return on average tangible shareholders’ equity (2)	19.2%	17.8%	25.3%	18.3%

(1)	Annualized return on average shareholders’ equity is computed by dividing annualized net earnings by average monthly shareholders’ equity.

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. We believe that annualized return on average tangible shareholders’ equity is a meaningful measure of performance because it excludes the portion of our shareholders’ equity attributable to goodwill and identifiable intangible assets. As a result, this calculation measures corporate performance in a manner that treats underlying businesses consistently, whether they were acquired or developed internally. Annualized return on average tangible shareholders’ equity is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity. The following table sets forth the reconciliation of average shareholders’ equity to average tangible shareholders’ equity:

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
		(in millions)
Average shareholders’ equity	$23,214	$20,193	$22,616	$19,711
Deduct: Average goodwill and identifiable intangible assets	(4,900)	(4,980)	(4,933)	(4,878)

Average tangible shareholders’ equity	$18,314	$15,213	$17,683	$14,833

Net Revenues

Three Months Ended August 2004 versus August 2003. Our net revenues were $4.53 billion for the third quarter of 2004, an increase of 19% compared with the same period last year, reflecting higher net revenues in Trading and Principal Investments as well as strong performances in Investment Banking and Asset Management and Securities Services. Results in Trading and Principal Investments reflected higher net revenues in FICC, as most of its major businesses performed well. Despite a flattening yield curve, customer-driven activity in FICC was generally strong. The increase in FICC was partially offset by decreased results in our Principal Investments business, due to an unrealized loss on our investment in the convertible preferred stock of SMFG as compared with an unrealized gain in the same period last year. In addition, Equities net revenues declined compared with the same prior year period, as the business operated in a less favorable environment, generally characterized by flat to declining equity prices, further reductions in market volatility and lower customer-driven activity. Net revenues in Investment Banking increased 30%, due to an improved performance in our Financial Advisory business, primarily reflecting an increase in industry-wide completed mergers and acquisitions, as well as higher net revenues from debt new issuances and equity underwriting activity. Net revenues in Asset Management and

Securities Services increased 23%, primarily reflecting higher average assets under management and significantly higher customer balances in Securities Services. See “— Operating Results by Segment” for a further discussion of our net revenues.

Nine Months Ended August 2004 versus August 2003. Our net revenues were $15.97 billion for the first nine months of 2004, an increase of 33% compared with the same period last year, reflecting significantly higher net revenues in Trading and Principal Investments as well as strong growth in Asset Management and Securities Services, and Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, as all of its major businesses performed well. Net revenues in our Principal Investments business also increased significantly, due to an unrealized gain on our investment in the convertible preferred stock of SMFG, as well as gains from other corporate principal investments. In addition, Equities net revenues improved, primarily reflecting higher customer-driven activity and the favorable market conditions early in 2004. Asset Management and Securities Services net revenues increased 40%, primarily reflecting higher average assets under management, strong asset management incentive fees, and significantly higher customer balances in Securities Services. In Investment Banking net revenues increased 26%, highlighted by strong growth in both our Financial Advisory and Equity Underwriting businesses. See “— Operating Results by Segment” for a further discussion of our net revenues.

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

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
 ($ in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
Compensation and benefits	$2,264	$1,896	$7,984	$5,982
Amortization of employee initial public offering and acquisition awards	5	19	51	102
Non-compensation expenses	968	898	2,972	2,845

Total operating expenses	$3,237	$2,813	$11,007	$8,929

Employees at period end (1)	20,347	19,476

(1)	Excludes employees of Goldman Sachs’ property management subsidiaries. Substantially all of the costs of these employees are reimbursed to Goldman Sachs by the real estate investment funds to which these companies provide property management and loan services. Also excludes employees of Cogentrix Energy, Inc. (Cogentrix) directly associated with the cost of power generation.

Three Months Ended August 2004 versus August 2003. Operating expenses were $3.24 billion, 15% higher than the third quarter of 2003. Compensation and benefits expenses of $2.26 billion increased 19% compared with the same period last year, commensurate with higher net revenues. The ratio of compensation and benefits to net revenues was 50% for the quarter, consistent with last year’s third quarter. Employment levels increased 4% during the quarter and 4% compared with the end of 2003.

Non-compensation-related expenses of $968 million increased 8% compared with the same period last year, primarily due to higher professional services and other expenses, principally reflecting higher legal and consulting fees.

Nine Months Ended August 2004 versus August 2003. Operating expenses were $11.01 billion for the nine months ended August 2004, a 23% increase from the same prior year period. Compensation and benefits expenses increased 33% to $7.98 billion, commensurate with higher net revenues. The ratio of compensation and benefits to net revenues was 50% for the nine months ended August 2004, consistent with the same prior year period.

Non-compensation-related expenses were $2.97 billion, 4% higher than the same prior year period. Professional services and other expenses included provisions for a number of litigation and regulatory proceedings of $63 million for the nine months ended August 2004, compared with $100 million for the same period last year. Excluding these provisions, professional services and other expenses increased $183 million, primarily due to increased legal and consulting fees and higher levels of business activity. In addition, brokerage, clearing and exchange fees and market development costs increased, primarily reflecting higher levels of business activity. These increases were partially offset by lower occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space, and reduced depreciation and amortization expenses. Total exit costs included in occupancy and depreciation and amortization expenses were $37 million for the nine months ended August 2004, compared with $133 million for the same period last year. In addition, amortization of identifiable intangible assets decreased, as the first nine months of 2003 included charges for surrendering certain option specialist rights.

Provision for Taxes

The provision for taxes for the quarter and nine months ended August 2004 was $414 million and $1.60 billion, respectively. The effective income tax rate was 32.3% for the first nine months of 2004, essentially unchanged from the first half of 2004 and fiscal year 2003.

Operating Results by Segment

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Operating Results by Segment
 (in millions)

		Three Months		Nine Months
		Ended August		Ended August
		2004	2003	2004	2003

Investment	Net revenues	$890	$687	$2,606	$2,064
Banking	Operating expenses	814	604	2,282	1,770

	Pre-tax earnings	$76	$83	$324	$294

Trading and Principal	Net revenues	$2,699	$2,341	$10,448	$7,821
Investments	Operating expenses	1,805	1,671	6,683	5,578

	Pre-tax earnings	$894	$670	$3,765	$2,243

Asset Management and	Net revenues	$941	$765	$2,915	$2,080
Securities Services	Operating expenses	621	529	1,959	1,411

	Pre-tax earnings	$320	$236	$956	$669

Total	Net revenues	$4,530	$3,793	$15,969	$11,965
	Operating expenses (1)	3,237	2,813	11,007	8,929

	Pre-tax earnings	$1,293	$980	$4,962	$3,036

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $(6) million and $9 million for the three months ended August 2004 and August 2003, respectively, and $20 million and $70 million for the nine months ended August 2004 and August 2003, respectively, and (ii) provisions for a number of litigation and regulatory proceedings of $3 million for the three months ended August 2004, and $63 million and $100 million for the nine months ended August 2004 and August 2003, respectively.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of equity and debt instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
 (in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
Financial Advisory	$451	$304	$1,323	$899
Equity Underwriting	218	196	650	489
Debt Underwriting	221	187	633	676

Total Underwriting	439	383	1,283	1,165

Total net revenues	890	687	2,606	2,064
Operating expenses	814	604	2,282	1,770

Pre-tax earnings	$76	$83	$324	$294

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
Announced mergers and acquisitions	$136	$77	$367	$238
Completed mergers and acquisitions	150	71	403	295
Equity and equity-related offerings (2)	12	14	42	31
Debt offerings (3)	56	56	177	197

(1)	Source: Thomson Financial Securities Data, sourced on October 1, 2004. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings volumes are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings and convertible offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended August 2004 versus August 2003. Net revenues in Investment Banking increased 30% to $890 million. Net revenues in Financial Advisory were $451 million compared with $304 million for the same period last year, primarily reflecting an increase in industry-wide completed mergers and acquisitions. Net revenues in the firm’s Underwriting business were $439 million compared with $383 million for the same 2003 period, due to higher net revenues from debt new issuances and equity underwriting activity, partially offset by lower net revenues from convertible issuances. Our investment banking backlog declined during the quarter.

Operating expenses increased 35%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation. The increase in discretionary compensation in Investment Banking reflects, among other factors, the overall performance of Goldman Sachs, continued strong relative performance in the business (as evidenced by our high rankings and market share), as well as the generally improved business outlook for Investment Banking. Pre-tax earnings of $76 million decreased 8% compared with 2003.

Nine Months Ended August 2004 versus August 2003. Net revenues in Investment Banking increased 26% to $2.61 billion compared with the same period last year. Net revenues in Financial Advisory increased 47% to $1.32 billion, reflecting an increase in completed mergers and acquisitions. Net revenues in our Underwriting business increased 10% to $1.28 billion, reflecting an increase in industry-wide common stock offerings, offset in part by lower net revenues from convertible issuances and debt underwriting.

Operating expenses increased 29%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation. In addition, professional services and other expenses increased, primarily due to increased legal and consulting fees and higher levels of business activity. This increase was partially offset by lower occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space, and reduced depreciation and amortization expenses. Pre-tax earnings of $324 million increased 10% compared with 2003.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
 (in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
FICC	$1,868	$879	$5,863	$4,460
Equities trading	302	441	1,599	1,236
Equities commissions	608	661	2,049	1,880

Total Equities	910	1,102	3,648	3,116
SMFG	(245)	277	517	120
Gross gains	223	136	663	408
Gross losses	(60)	(67)	(333)	(319)

Net other corporate and real estate investments	163	69	330	89
Overrides	3	14	90	36

Total Principal Investments	(79)	360	937	245

Total net revenues	2,699	2,341	10,448	7,821
Operating expenses	1,805	1,671	6,683	5,578

Pre-tax earnings	$894	$670	$3,765	$2,243

Three Months Ended August 2004 versus August 2003. Net revenues in Trading and Principal Investments increased 15% to $2.70 billion. Net revenues in FICC were $1.87 billion compared with $879 million for the third quarter of 2003. The increase was primarily driven by strong results in mortgages, commodities, credit products and interest rate products. Results in currencies were only slightly higher than the difficult third quarter of 2003. Despite a flattening yield curve in the quarter, customer-driven activity in FICC remained generally strong, particularly in commodities, where energy prices generally rose. Net revenues in Equities of $910 million decreased 17% compared with the third quarter of 2003, as the business operated in a less favorable environment, generally characterized by flat to declining equity prices, further reductions in market volatility and lower customer-driven activity. Results in our principal strategies business (1) declined across most sectors compared with the third quarter of 2003. In addition, net revenues in our equities products group (2) were lower in both shares and derivatives. Principal Investments recorded negative net revenues of $79 million, primarily due to an unrealized loss of $245 million (as compared with a $561 million unrealized gain in the second quarter of 2004) related to our investment in the convertible preferred stock of SMFG, partially offset by gains from other corporate and real estate principal investments.

Operating expenses increased 8%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation. In addition, professional services and other expenses increased, principally reflecting higher legal and consulting fees. Pre-tax earnings of $894 million increased 33% compared with 2003.

(1)	The equities principal strategies business includes equity arbitrage, as well as other proprietary trading in convertible bonds and derivatives.

(2)	The equities products group includes primarily customer-driven activities in our shares, convertible bonds and derivatives businesses.

Nine Months Ended August 2004 versus August 2003. Net revenues in Trading and Principal Investments increased 34% to $10.45 billion. Net revenues in FICC increased 31% to $5.86 billion, reflecting strong results across all major businesses, particularly in mortgages, credit products and commodities. During the first nine months of the year, FICC operated in an environment characterized by strong customer demand, a steep yield curve (although it flattened in the third quarter of 2004), higher energy prices and narrow credit spreads. Equities net revenues increased 17% compared with the first nine months of 2003 to $3.65 billion, primarily reflecting higher net revenues in the equities products group, due to improved performances early in the year in our shares and derivatives businesses. In addition, net revenues increased in our principal strategies business, reflecting strong results in the first quarter of 2004. The environment for Equities during the first quarter was favorable, reflecting rising equity prices and strong customer-driven activity, although during the second and third quarters, market conditions were more challenging, primarily due to flat to declining equity prices and decreased customer-driven activity. Principal Investments recorded net revenues of $937 million, primarily due to an unrealized gain related to our investment in the convertible preferred stock of SMFG of $517 million, as well as gains from other corporate principal investments and the recognition of merchant banking overrides.

Operating expenses increased 20%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation. Professional services and other expenses also increased, principally reflecting higher legal and consulting fees and increased levels of business activity. Brokerage, clearing and exchange fees and market development costs were also higher. These increases were partially offset by lower amortization of identifiable intangible assets, as the first nine months of 2003 included charges for surrendering certain option specialist rights. In addition, occupancy expenses decreased, primarily reflecting lower exit costs associated with reductions in our global office space, and depreciation and amortization expenses were lower. Pre-tax earnings of $3.77 billion increased 68% compared with 2003.

Asset Management and Securities Services

Our Asset Management and Securities Services segment is divided into two components:

•	Asset Management. Asset Management provides investment advisory and financial planning services to a diverse client base of institutions and individuals and generates revenues in the form of management and incentive fees.

•	Securities Services. Securities Services includes prime brokerage, financing services and securities lending, all of which generate revenues primarily in the form of interest rate spreads or fees.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
 (in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2004	2003	2004	2003
Asset Management	$596	$481	$1,958	$1,340
Securities Services	345	284	957	740

Total net revenues	941	765	2,915	2,080
Operating expenses	621	529	1,959	1,411

Pre-tax earnings	$320	$236	$956	$669

Assets under management typically generate fees based on a percentage of their value and include our mutual funds, separate accounts managed for institutional and individual investors, our merchant banking funds and other alternative investment funds. Substantially all assets under management are valued as of calendar month end.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
 (in billions)

	As of		As of
	August 31,		November 30,
	2004	2003	2003	2002
Money markets	$95	$93	$89	$108
Fixed income and currency	130	111	115	96
Equity	113	96	98	86
Alternative investments (1)	88	65	71	58

Total	$426	$365	$373	$348

(1)	Includes merchant banking funds, quantitatively driven investment funds and other funds with nontraditional investment strategies that we manage, as well as funds where we recommend one or more subadvisors for our clients.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
 (in billions)

	Three Months		Nine Months
	Ended		Ended
	August 31,		August 31,
	2004	2003	2004	2003
Balance, beginning of period	$415	$346	$373	$348
Net asset inflows/(outflows)
Money markets	3	2	6	(16)
Fixed income and currency	3	5	9	9
Equity	—	5	9	4
Alternative investments	4	2	19	3

Total net asset inflows/(outflows)	10	14	43	—
Net market appreciation/(depreciation)	1	5	10	17

Balance, end of period	$426	$365	$426	$365

Three Months Ended August 2004 versus August 2003. Net revenues in Asset Management and Securities Services increased 23% to $941 million. Asset Management net revenues of $596 million increased 24% compared with last year’s third quarter, primarily due to higher average assets under management. During the quarter, assets under management increased $11 billion, reflecting net asset inflows of $10 billion across alternative investment, money market and fixed income assets, as well as market appreciation of $1 billion. Securities Services net revenues of $345 million increased 21% compared with the third quarter of 2003, primarily due to significantly higher customer balances in our securities lending and margin lending businesses.

Operating expenses increased 17%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation. Professional services and other expenses also increased, principally reflecting higher legal and consulting fees and increased distribution costs in Asset Management. Pre-tax earnings of $320 million increased 36% compared with 2003.

Nine Months Ended August 2004 versus August 2003. Net revenues in Asset Management and Securities Services increased 40% to $2.92 billion. Asset Management net revenues of $1.96 billion increased 46% compared with the same 2003 period, reflecting increased average assets under management, significantly higher incentive fees and the contribution from Ayco. (1) During the first nine months of 2004, assets under management increased 14% to a record $426 billion. Net asset inflows of $43 billion reflected net inflows in each of our major asset classes, particularly in alternative investment assets. Net market appreciation of $10 billion reflected appreciation in fixed income and equity assets, partially offset by depreciation in alternative investment assets. Although we have numerous incentive arrangements, many such arrangements have annual performance periods that end on December 31. For that reason, fees associated with these incentive arrangements are weighted to our first quarter. Securities Services net revenues of $957 million increased 29% compared with the same period last year, primarily due to significantly higher customer balances in our securities lending and margin lending businesses.

Operating expenses increased 39%, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation. Professional services and other expenses also increased, principally due to higher legal and consulting fees and increased distribution costs in Asset Management. These increases were partially offset by reduced depreciation and amortization expenses. Occupancy expenses also decreased, primarily reflecting lower exit costs associated with reductions in our global office space. Pre-tax earnings of $956 million increased 43% compared with 2003.

Capital and Funding

Capital

The amount of capital we hold is principally determined by subsidiary capital requirements, rating agency guidelines, and the size and composition of our balance sheet. Goldman Sachs’ total capital (shareholders’ equity and long-term borrowings) increased 20% to $95.19 billion as of August 2004 compared with $79.11 billion as of November 2003. See “— Liquidity Risk — Cash Flows” for a discussion of how we deployed capital raised as part of our financing activities.

The increase in total capital resulted primarily from an increase in long-term borrowings to $71.68 billion as of August 2004 from $57.48 billion as of November 2003. The weighted average maturity of our long-term borrowings as of August 2004 was approximately 7 years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

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

(1)	On July 1, 2003, Group Inc. acquired Ayco, a provider of fee-based financial counseling in the United States.

Shareholders’ equity increased by 9% to $23.51 billion as of August 2004 from $21.63 billion as of November 2003. During the three months and nine months ended August 2004, we repurchased 4.8 million shares and 13.2 million shares of our common stock, respectively. The average price paid per share for repurchased shares was $89.71 and $96.14 for the third quarter and for the first nine months of 2004, respectively. The principal purpose of our stock repurchase program is to substantially offset increases in share count over time resulting from employee equity-based compensation. The repurchase program has been effected through regular open-market purchases, the sizes of which have been and will continue to be influenced by, among other factors, prevailing prices and market conditions. As of August 2004, we were authorized to repurchase up to 12.0 million additional shares of common stock pursuant to our common stock repurchase program. See Part II, Item 2 “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” for additional information on our share repurchase program.

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per share:

	As of
	August		November
	2004		2003
	($ in millions, except per
	share amounts)
Total assets	$486,686		$403,799
Adjusted assets (1)	303,186		273,941
Shareholders’ equity	23,514		21,632
Tangible shareholders’ equity (2)	18,629		16,650
Tangible equity capital (2)	21,379		16,650
Leverage ratio (3)	20.7	x	18.7	x
Adjusted leverage ratio (4)	14.2	x	16.5	x
Debt to equity ratio (5)	3.0	x	2.7	x
Book value per share (6)	$48.08		$43.60
Tangible book value per share (7)	38.09		33.56

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate in compliance with regulations and (iii) goodwill and identifiable intangible assets. The following table sets forth a reconciliation of total assets to adjusted assets:

		As of
		August	November
		2004	2003
		(in millions)
Total assets		$486,686	$403,799
Deduct:	Securities purchased under agreements to resell	(40,309)	(26,856)
	Securities borrowed	(151,237)	(129,118)
Add:	Financial instruments sold, but not yet purchased, at fair value	101,758	102,699
	Less derivatives	(39,484)	(41,886)

	Subtotal	62,274	60,813
Deduct:	Cash and securities segregated in compliance with U.S. federal and other regulations	(49,343)	(29,715)
	Goodwill and identifiable intangible assets	(4,885)	(4,982)

Adjusted assets		$303,186	$273,941

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. Tangible equity capital includes tangible shareholders’ equity and an additional amount of up to 15% of tangible equity capital in the form of junior subordinated debt issued to a trust. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure. The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity and tangible equity capital:

	As of
	August	November
	2004	2003
	(in millions)
Shareholders’ equity	$23,514	$21,632
Deduct: Goodwill and identifiable intangible assets	(4,885)	(4,982)

Tangible shareholders’ equity	$18,629	$16,650
Add: Junior subordinated debt issued to a trust	2,750	—

Tangible equity capital	$21,379	$16,650

(3)	Leverage ratio equals total assets divided by shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity deployed in our businesses.

(5)	Debt to equity ratio equals long-term borrowings divided by shareholders’ equity.

(6)	Book value per share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 489.1 million as of August 2004 and 496.1 million as of November 2003.

(7)	Tangible book value per share is computed by dividing tangible shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Short-Term Borrowings

Goldman Sachs obtains secured and unsecured short-term borrowings through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may become payable within one year at the option of the holder. As of August 2004 and November 2003, secured short-term borrowings were $10.67 billion and $3.32 billion, respectively, and unsecured short-term borrowings were $49.17 billion and $40.88 billion, respectively.

The following table sets forth our short-term borrowings:

Short-Term Borrowings
 (in millions)

	As of
	August	November
	2004	2003
Promissory notes	$23,476	$24,119
Commercial paper	6,773	4,767
Bank loans and other	16,042	8,183
Current portion of long-term borrowings	13,546	7,133

Total	$59,837	$44,202

Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes (short-term unsecured debt that is nontransferable and in which Goldman Sachs does not make a market) and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature.

See “— Liquidity Risk” for a discussion of some of the principal liquidity policies we have in place to manage the liquidity risk associated with our short-term borrowings. See Item 1 “Business — Certain Factors That May Affect Our Business” in our Annual Report on Form 10-K for the year ended November 2003 for a discussion of factors that could impair our ability to access these and other markets. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our short-term borrowings.

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

The following table sets forth our credit ratings as of August 2004:

	Short-Term Debt	Long-Term Debt
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)
Fitch, Inc.	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Standard & Poor’s	A-1	A+

As of August 2004, collateral or termination payments of $169 million would have been callable or payable in the event of a one-level reduction in our long-term credit ratings, pursuant to bilateral agreements with certain counterparties. In evaluating our liquidity requirements, we consider additional collateral or termination payments that could be called or paid in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. See “— Liquidity Risk” for a further discussion of our excess liquidity policies.

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

The following table sets forth our contractual obligations as of August 2004:

Contractual Obligations
 (in millions)

	Remainder	2005-	2007-	2009-
	of 2004	2006	2008	Thereafter	Total
Long-term borrowings by contract maturity (1) (2)	$—	$15,246	$13,014	$43,424	$71,684
Minimum rental payments	93	695	594	2,251	3,633

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may become redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of Goldman Sachs are reflected at their contractual maturity dates. Certain long-term borrowings redeemable prior to maturity at the option of the holder are reflected at the date such options first become exercisable.

As of August 2004, our long-term borrowings were $71.68 billion and consisted principally of senior borrowings with maturities extending to 2034. These long-term borrowings consisted of $63.90 billion in unsecured long-term borrowings and $7.79 billion in secured long-term borrowings. As of August 2004, long-term borrowings included nonrecourse debt of $7.70 billion, consisting of $3.72 billion issued by William Street Funding Corporation (Funding Corp) (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments made by another wholly owned William Street entity to investment-grade clients), $2.31 billion issued by consolidated variable interest entities (VIEs) and $1.67 billion issued by other consolidated entities, primarily associated with our ownership of Cogentrix and East Coast Power L.L.C. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay through a guarantee, general partnership interest or contractual arrangement. See Note 3 and Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding VIEs and our long-term borrowings, respectively.

As of August 2004, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.63 billion. These lease commitments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future.

We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. In the first nine months of 2004, we reduced our global office space and incurred exit costs of $37 million. We may incur additional exit costs in 2004 and thereafter to the extent we (i) further reduce our capacity or (ii) commit to new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. Such exit costs may be material to our results of operations in a given period.

The following table sets forth our contingent commitments as of August 2004:

Contingent Commitments
 (in millions)

	Commitment Amount by Period of Expiration
	Remainder	2005-	2007-	2009-
	of 2004	2006	2008	Thereafter	Total
Commitments to extend credit	$1,239	$12,650	$2,919	$6,829	$23,637
Commitments under letters of credit issued by banks to counterparties	7,374	2,816	1	134	10,325
Other commercial commitments (1)	104	533	401	385	1,423

Total	$8,717	$15,999	$3,321	$7,348	$35,385

(1)	Includes our corporate and real estate investment fund commitments, construction-related obligations and other purchase commitments.

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of August 2004, $7.85 billion of our outstanding commitments have been issued through the William Street credit extension program. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided by SMFG. We have also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our commitments, contingencies and guarantees.

As of August 2004, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $20.78 billion.

Liquidity Risk

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

The loan value (the estimated amount of cash that would be advanced by counterparties against securities we own) of our Global Core Excess liquidity (1) averaged $43.33 billion in the third quarter of 2004 and $38.46 billion in the fiscal year 2003. The loan value of the U.S. dollar-denominated component of our Global Core Excess liquidity averaged $34.85 billion in the third quarter of 2004 and $32.22 billion in the fiscal year 2003. The U.S. dollar-denominated component includes overnight cash deposits and Federal Reserve repo-eligible securities, including unencumbered U.S. government and agency securities and highly liquid mortgage securities. Our Global Core Excess liquidity also includes unencumbered French, German, United Kingdom and Japanese government bonds and non-U.S. dollar overnight cash deposits. The aggregate loan value of our non-U.S. dollar-denominated Global Core Excess liquidity averaged $8.48 billion in the third quarter of 2004 and $6.24 billion in the fiscal year 2003.

Other Unencumbered Assets. In addition to our Global Core Excess liquidity described above, we have a significant amount of other unencumbered securities as a result of our business activities. These assets, which are located in the United States, Europe and Asia, include other government bonds, high-grade money market securities, corporate bonds and marginable equities.

Our policy is to maintain Global Core Excess liquidity and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 100% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next twelve months. This policy is intended to ensure that we could fund our positions on a secured basis for one year in the event we were unable to issue new unsecured debt or liquidate assets. To determine the amount of unencumbered assets required, we assume conservative loan values that are based on stress-scenario borrowing capacity. We review these assumptions asset-by-asset at least annually. The estimated aggregate loan value of our Global Core Excess liquidity and our other unencumbered assets averaged $104.60 billion in the third quarter of 2004 and $76.42 billion in the fiscal year 2003.

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

differences, however, have not resulted in material changes to our credit risk, market risk or liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.

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

Our total capital of $95.19 billion and $79.11 billion as of August 2004 and November 2003, respectively, substantially exceeded these requirements.

We assume conservative loan values when we estimate the portion of a financial instrument that we believe could not be funded on a secured basis in a stress scenario. Certain financial instruments may be more difficult to fund on a secured basis during times of market stress and, accordingly, will generally require higher levels of unsecured long-term financing than more liquid types of financial instruments, such as U.S. government and agency securities.

The table below sets forth our aggregate holdings in categories of financial instruments that we believe may be difficult to fund on a secured basis during times of market stress as of August 2004 and November 2003:

	As of
	August	November
	2004	2003
	(in millions)
Mortgage whole loans and collateralized debt obligations	$17,662	$11,768
Bank loans	8,489	6,706
High-yield securities	6,031	4,817
Emerging market debt securities	873	1,247
SMFG convertible preferred stock	2,132	1,683
Other corporate principal investments (1)	1,084	1,273
Real estate principal investments (1)	736	799

(1)	Excludes assets of $1.27 billion and $1.07 billion in consolidated employee-owned merchant banking funds as of August 2004 and November 2003, respectively.

See Note 3 and Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the financial instruments we hold and our other assets, respectively.

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

Subsidiary Funding and Foreign Exchange Policies. Substantially all of our unsecured funding is raised by our parent company, Group Inc. The parent company then lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing and capital requirements. Group Inc. has substantial amounts of equity and subordinated indebtedness invested, directly or indirectly, in its regulated subsidiaries; for example, as of August 2004, Group Inc. had $14.58 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. regulated broker-dealer; $11.82 billion invested in Goldman Sachs International, a registered U.K. broker-dealer; $2.77 billion invested in Spear, Leeds & Kellogg, L.P., a U.S. regulated broker-dealer; and $2.03 billion invested in Goldman Sachs (Japan) Limited, a Tokyo-based broker-dealer. Group Inc. also had $52.68 billion of unsubordinated loans to these entities as of August 2004, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries. We manage our intercompany exposure by generally requiring senior and subordinated intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. In addition, many of our subsidiaries and affiliates pledge collateral at loan value to the parent company to cover their intercompany borrowings (other than subordinated debt) in order to mitigate parent company liquidity risk. Equity investments in subsidiaries are generally funded with parent company equity capital. As of August 2004, Group Inc.’s equity investment in subsidiaries was $22.44 billion compared with its shareholders’ equity of $23.51 billion.

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

Nine Months Ended August 2004. Our cash and cash equivalents increased by $663 million to $7.75 billion as of August 2004. We raised $26.81 billion in net cash from financing activities, primarily in long-term and net short-term debt, in part to capitalize on favorable market conditions. We used net cash of $26.15 billion in our operating and investing activities, primarily to capitalize on opportunities in our trading and principal investing businesses, as well as to increase our Global Core Excess liquidity.

Nine Months Ended August 2003. Our cash and cash equivalents increased by $1.82 billion to $6.64 billion as of August 2003. We raised $21.04 billion in net cash from financing activities, primarily in long-term debt. We used net cash of $19.22 billion in our operating and investing activities, primarily to capitalize on opportunities in our trading and principal investing businesses. We also provided funding support for our William Street loan commitments program and invested in the convertible preferred stock of SMFG.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) amends the disclosure requirements for pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The statement does not change the measurement or recognition of the plans. We adopted the interim period disclosures beginning with our first quarter of 2004. Required annual disclosure is effective for our fiscal year ending November 2004. See Note 11 for further information regarding our employee benefit plans.

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

Cautionary Statement Pursuant to The Private Securities
Litigation Reform Act of 1995

We have included in Parts I and II of this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed in our Form 10-K for our fiscal year ended November 28, 2003, under Item 1 “Business — Certain Factors That May Affect Our Business.”

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

The following table sets forth the daily trading VaR:

Daily VaR (1) (2)
 (in millions)

	Average
	Three Months		Nine Months				Three Months
	Ended		Ended		As of		Ended
	August	August	August	August	August	May	August 2004
Risk Categories	2004	2003	2004	2003	2004	2004	High	Low

Interest rates	$39	$47	$38	$39	$33	$35	$56	$29
Equity prices	31	24	35	26	24	35	36	24
Currency rates	20	14	21	18	8	25	31	8
Commodity prices	23	19	17	17	24	14	36	12
Diversification effect (3)	(43)	(40)	(41)	(41)	(33)	(38)

Firmwide	$70	$64	$70	$59	$56	$71	81	53

(1)	During the fourth quarter of 2003, we made certain changes to our model for calculating VaR. The effect of these changes was not material and, accordingly, prior periods have not been adjusted.

(2)	During the second quarter of 2004, we began to exclude from our calculation distressed asset portfolios in FICC that cannot be properly measured in VaR. The effect of excluding these portfolios was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these portfolios, see “— Distressed Asset Portfolios” below.

(3)	Equals the difference between firmwide VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $70 million during the third quarter of 2004 from $64 million during the third quarter of 2003. The increase was primarily due to higher levels of exposure to equity prices, currency rates and commodity prices. This was partially offset by reduced exposure to interest rates.

The following chart presents our daily trading VaR during the last four quarters:

Daily VaR
 ($ in millions)

Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended August 2004:

Daily Trading Net Revenues
 ($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended August 2004.

Distressed Asset Portfolios

The market risk associated with distressed asset portfolios in FICC that cannot be properly measured in VaR (primarily due to inadequate historical data, in aggregate, on the underlying assets) is measured based on a potential 10% decline in the net asset value of such portfolios. The market values of the underlying distressed asset positions are sensitive to changes in a number of factors, including discount rates and the projected timing and amount of future cash flows. As of August 2004, a 10% decline in the net asset value of these portfolios was $314 million compared with $306 million as of May 2004.

Nontrading Risk

SMFG. The market risk of our investment in the convertible preferred stock of SMFG is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of August 2004, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $176 million compared with $207 million as of May 2004. The change is primarily due to the decrease in the underlying SMFG share price. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.

Other Principal Investments. The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of August 2004, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $109 million compared with $94 million as of May 2004, primarily reflecting an increase in the carrying value of our public principal investments.

Derivatives

Derivative contracts are instruments, such as futures, forwards, swaps or option contracts, that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange.

Most of our derivative transactions are entered into for trading purposes. We use derivatives in our trading activities to facilitate customer transactions, to take proprietary positions and as a means of risk management. We also enter into derivative contracts to manage the interest rate, currency and equity-linked exposure on our long-term borrowings and certain short-term borrowings.

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

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of August 2004, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure
 ($ in millions)

				Percentage of
		Collateral	Exposure Net	Exposure Net
Credit Rating Equivalent	Exposure	Held (2)	of Collateral	of Collateral

AAA/Aaa	$3,617	$61	$3,556	10%
AA/Aa2	9,886	1,142	8,744	24
A/A2	15,196	1,335	13,861	38
BBB/Baa2	7,415	1,506	5,909	16
BB/Ba2 or lower	6,110	2,225	3,885	11
Unrated (1)	832	459	373	1

Total	$43,056	$6,728	$36,328	100%

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a significant portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Collateral is usually received under agreements entitling Goldman Sachs to require additional collateral upon specified increases in exposure or the occurrence of adverse credit events.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
 (in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (2)

AAA/Aaa	$542	$385	$1,023	$688	$918	$3,556
AA/Aa2	1,868	540	2,734	1,930	1,672	8,744
A/ A2	2,351	574	2,332	883	7,721	13,861
BBB/Baa2	1,611	544	2,056	1,103	595	5,909
BB/Ba2 or lower	1,350	254	1,305	697	279	3,885
Unrated (1)	182	89	35	32	35	373

Total	$7,904	$2,386	$9,485	$5,333	$11,220	$36,328

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (2)

Interest rates	$1,864	$237	$4,479	$2,924	$10,670	$20,174
Currencies	2,588	906	1,523	1,565	402	6,984
Commodities	2,828	1,004	3,125	676	58	7,691
Equities	624	239	358	168	90	1,479

Total	$7,904	$2,386	$9,485	$5,333	$11,220	$36,328

(1)	In lieu of making an individual assessment of the credit of unrated counterparties, we make a determination that the collateral held in respect of such obligations is sufficient to cover a significant portion of our exposure. In making this determination, we take into account various factors, including legal uncertainties and market volatility.

(2)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

Item 4:	Controls and Procedures

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

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 28, 2003, as updated by our Quarterly Reports on Form 10-Q for the quarters ended February 27, 2004 and May 28, 2004.

AMF Securities Litigation

On September 22, 2004, the federal district court entered a final judgment approving the settlement and dismissed all claims against The Goldman Sachs Group, L.P. and the underwriter defendants, including Goldman, Sachs & Co.

Research Independence Matters

Goldman, Sachs & Co. has now entered into settlement stipulations with all 50 states and certain U.S. territories in connection with the global settlement relating to investment research analysts’ alleged conflicts of interest.

In the action against The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Henry M. Paulson, Jr. alleging that defendants breached their fiduciary duty and violated the Federal Securities laws in connection with the firm’s research activities, defendants moved to dismiss the amended complaint on August 30, 2004.

In the action brought by the West Virginia Attorney General, on July 23, 2004, the circuit court denied defendants’ motion to dismiss but certified the matter to the West Virginia Supreme Court to resolve the issue of whether the West Virginia Consumer Credit and Protection Act applies to the alleged activities.

Iridium Securities Litigation

By a decision dated August 31, 2004, the federal district court denied defendants’ motion to dismiss the action.

WorldCom Bondholders Litigation

On August 20, 2004, the underwriter defendants moved for summary judgment. On August 20, 2004, plaintiffs cross-moved for partial summary judgment as to liability.

Enron Litigation Matters

In the purported class actions brought on behalf of former shareholders of Portland General Corporation, on August 5, 2004, the federal district court granted Goldman, Sachs & Co.’s motion to dismiss the complaints and denied plaintiffs’ motion to remand the actions to state court.

Global Crossing and Asia Global Crossing Litigation

The action brought on behalf of Global Crossing, Ltd. by the Liquidating Trustee of the Global Crossing Liquidating Trust was dismissed without prejudice on April 28, 2004.

Specialist Matters

On September 16, 2004, plaintiffs filed a consolidated amended complaint in the class actions against the various specialist firms, including Spear, Leeds & Kellogg Specialists LLC, Spear, Leads & Kellogg, L.P. and The Goldman Sachs Group, Inc.

Corporate Bond Mark-Up Investigation

On July 28, 2004, the NASD announced that it had entered into a settlement with Goldman, Sachs & Co. resolving the investigation, pursuant to which the NASD found that the firm had violated certain NASD rules and failed to provide adequate supervision in respect of the firm’s high-yield and distressed corporate bond trading desks, censured the firm, and required the firm to make payments totaling $5 million in restitution and fines.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended August 27, 2004.

				Total Number of Shares	Maximum Number of
	Total Number		Average	Purchased as Part of	Shares That May Yet Be
	of Shares		Price Paid	Publicly Announced	Purchased Under the
Period	Purchased		per Share	Plans or Programs (2)	Plans or Programs (2)

Month #1	1,378,594	(3)	$91.60	300,000	15,394,694
(May 29, 2004 to June 25, 2004) (1)
Month #2	2,417,600		$90.23	2,417,600	12,977,094
(June 26, 2004 to July 30, 2004)
Month #3	1,000,000		$85.84	1,000,000	11,977,094
(July 31, 2004 to August 27, 2004) (1)

Total	4,796,194		$89.71	3,717,600

(1)	As a matter of policy, Goldman Sachs did not repurchase shares of its common stock as part of the repurchase program during a self-imposed “black-out” period from the last two weeks of the month prior to the release of its quarterly earnings through the date of such earnings release.

(2)	On March 21, 2000, we announced that our Board of Directors had approved a share repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 60 million shares by resolutions of our Board of Directors adopted on June 18, 2001, March 18, 2002, November 20, 2002 and January 30, 2004. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. The total remaining authorization under the repurchase program was 11.2 million shares as of October 1, 2004; the repurchase program has no set expiration or termination date.

(3)	Includes repurchases of 1,078,594 shares withheld to satisfy employee income taxes on equity-based awards issued at the time of our IPO that were delivered to employees during the period.

Item 6:	Exhibits

Exhibits:

12.1	Statement re: computation of ratios of earnings to fixed charges.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar

Name: David A. Viniar Title: Chief Financial Officer

By:	/s/ Sarah E. Smith

Name: Sarah E. Smith Title: Principal Accounting Officer

Date: October 8, 2004