Form 10-K
period 2004-11-26
GOLDMAN SACHS GROUP INC/
filed 2005-02-08
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 26, 2004	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

85 Broad Street New York, N.Y.	10004
(Address of principal executive offices)	(Zip Code)

(212) 902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share, and attached Shareholder Protection Rights	New York Stock Exchange

Medium-Term Notes, Series B, 0.25% Exchangeable Notes due 2007; 0.75% Exchangeable Notes due 2005; Index-Linked Notes due 2013; Index-Linked Notes due April 2013; Index-Linked Notes due May 2013; Index-Linked Notes due July 2010; and Index-Linked Notes due 2011
American Stock Exchange

Medium-Term Notes, Series B, 7.35% Notes due 2009; 7.50% Notes due 2005; 7.80% Notes due 2010; Floating Rate Notes due 2005	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes      ☒     No      ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K.      ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).         Yes     ☒     No      ☐
As of May 28, 2004, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $42.8 billion.
As of January 28, 2005, there were 482,303,971 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on April 6, 2005 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 26, 2004

INDEX

		Page
Form 10-K Item Number:		No.

PART I

Item 1.	Business	2
Item 2.	Properties	26
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	37

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	40
Item 6.	Selected Financial Data	41
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	90
Item 8.	Financial Statements and Supplementary Data	91
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	141
Item 9A.	Controls and Procedures	141

PART III

Item 10.	Directors and Executive Officers of the Registrant	142
Item 11.	Executive Compensation	142
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	142
Item 13.	Certain Relationships and Related Transactions	143
Item 14.	Principal Accountant Fees and Services	143

PART IV

Item 15.	Exhibits and Financial Statement Schedules	144

Index to Financial Statements and Financial Statement Schedule Items 15(a)(1) and 15(a)(2)		F-1

SIGNATURES		II-1
EX-10.8: FORM OF 2004 YEAR-END RSU AWARD AGREEMENT
EX-10.32: FORM OF AMENDMENT
EX-10.33: FORM OF 2004 RSU AWARD AGREEMENT
EX-10.34: FORM OF 2004 RSU AWARD AGREEMENT
EX-10.35: NON-QUALIFIED DEFERRED COMPENSATION PLAN
EX-10.36: NON-QUALIFIED DEFERRED COMPENSATION PLAN
EX-10.37: NON-QUALIFIED DEFERRED COMPENSATION PLAN
EX-10.38: NON-QUALIFIED DEFERRED COMPENSATION PLAN
EX-12.1: STATEMENT RE COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-21.1: LIST OF SIGNIFICANT SUBSIDIARIES
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: CERTIFICATIONS
EX-32.1: CERTIFICATIONS
EX-99.1: REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SELECTED FINANCIAL DATA

PART I

Item 1.	Business

Overview

Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As of November 26, 2004, we operated offices in over 20 countries and approximately 36% of our 20,722 employees were based outside the United States.

Goldman Sachs is the successor to a commercial paper business founded in 1869 by Marcus Goldman. On May 7, 1999, we converted from a partnership to a corporation and completed an initial public offering of our common stock.

All references to 2004, 2003 and 2002 refer to our fiscal years ended, or the dates, as the context requires, November 26, 2004, November 28, 2003 and November 29, 2002, respectively.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries. References herein to the Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 26, 2004.

Financial information concerning our business segments and geographic regions for each of 2004, 2003 and 2002 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7, 7A and 8 of the Annual Report on Form 10-K.

Our Internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/investor_relations. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and a Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to our senior financial officers, as defined in the Code, and our executive officers or directors. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

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

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Operating Results by Segment
 (in millions)

		Year Ended November
		2004	2003	2002

Investment Banking	Net revenues	$3,374	$2,711	$2,830
	Operating expenses	2,973	2,504	2,454

	Pre-tax earnings	$401	$207	$376

Trading and Principal	Net revenues	$13,327	$10,443	$8,647
Investments	Operating expenses	8,287	6,938	6,505

	Pre-tax earnings	$5,040	$3,505	$2,142

Asset Management and	Net revenues	$3,849	$2,858	$2,509
Securities Services	Operating expenses	2,430	1,890	1,562

	Pre-tax earnings	$1,419	$968	$947

Total	Net revenues	$20,550	$16,012	$13,986
	Operating expenses (1)	13,874	11,567	10,733

	Pre-tax earnings	$6,676	$4,445	$3,253

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $19 million, $80 million and $212 million for the years ended November 2004, November 2003 and November 2002, respectively; (ii) net provisions for a number of litigation and regulatory proceedings of $103 million and $155 million for the years ended November 2004 and November 2003, respectively; and (iii) $62 million in connection with the establishment of Goldman Sachs Gao Hua Securities Company Limited, an investment banking and securities venture in China, for the year ended November 2004.

These segments consist of various products and activities that are set forth in the following chart:

Business Segment/Component	Primary Products and Activities

Investment Banking:

Financial Advisory	•	Mergers and acquisitions advisory services
	•	Financial restructuring advisory services

Underwriting	•	Equity and debt underwriting

Trading and Principal Investments:

FICC	•	Commodities and commodity derivatives, including our power generation business
	•	Credit products, including credit derivatives, investment-grade corporate securities, high-yield securities, bank loans, municipal securities, emerging market debt and other distressed debt
	•	Currencies and currency derivatives
	•	Interest rate products, including interest rate derivatives and global government securities
	•	Money market instruments, including the matched book
	•	Mortgage-backed securities and loans

Equities	•	Equity securities and derivatives
	•	Securities, futures and options clearing services
	•	Specialist and market-making activities in securities and options

Principal Investments	•	Principal investments in connection with merchant banking activities
	•	Investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc.

Asset Management and Securities Services:

Asset Management	•	Asset management provides services across all major asset classes, including money markets, fixed income and currencies, equities and alternative investments, for institutional and high-net-worth clients
	•	Management of merchant banking funds

Securities Services	•	Prime brokerage
	•	Financing services
	•	Securities lending

Investment Banking

Investment Banking represented 16% of 2004 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.

Our current structure, which is organized by regional, industry and product groups, seeks to combine client-focused investment bankers with execution and industry expertise. We continually assess and adapt our organization to meet the demands of our clients in each geographic region. Through our commitment to teamwork, we believe that we provide services in an integrated fashion for the benefit of our clients.

In order to more effectively service our clients, in 2004 we created a global financing group to increase coordination among our equity and debt underwriting businesses and our corporate risk and liability management businesses. This increased coordination is intended to better assist our clients engaged in equity and debt underwritings in managing the asset and liability exposures resulting from those transactions.

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs; and

•	Underwriting. Underwriting includes public offerings and private placements of equity, equity-related and debt instruments.

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

Equity Underwriting. Equity underwriting has been a long-term core strength of Goldman Sachs. As with mergers and acquisitions, we have been particularly successful in winning mandates for large, complex transactions. We believe our leadership in worldwide initial public offerings and worldwide public common stock offerings reflects our expertise in complex transactions, prior experience and distribution capabilities.

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

Trading and Principal Investments

Trading and Principal Investments represented 65% of 2004 net revenues. Trading and Principal Investments facilitates customer transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in, and trading of, fixed income and equity products, currencies, commodities and derivatives on such products. In addition, we engage in floor-based and electronic market making as a specialist on U.S. equities and options exchanges and we clear customer transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investment activities, we make principal investments directly and through funds that we raise and manage.

In order to meet the needs of our clients, Trading and Principal Investments is diversified across a wide range of products. We believe our willingness and ability to take risk distinguishes us from many of our competitors and substantially enhances our client relationships.

Our Trading and Principal Investments segment is divided into three components:

•	Fixed Income, Currency and Commodities. We make markets in and trade interest rate and credit products, mortgage-backed securities and loans, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading;

•	Equities. We make markets in, act as a specialist for, and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading. We also execute and clear customer transactions on major stock, options and futures exchanges worldwide; and

•	Principal Investments. Principal Investments primarily represents net revenues from our merchant banking investments, including the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (merchant banking overrides), as well as unrealized gains or losses from our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG).

Fixed Income, Currency and Commodities and Equities

Fixed Income, Currency and Commodities (FICC) and Equities are large and diversified operations through which we engage in a variety of customer-driven and proprietary trading activities.

In their customer-driven businesses, FICC and Equities strive to deliver high-quality service by offering broad market-making and market knowledge to our clients on a global basis. In addition, we use our expertise to take positions in markets, by committing capital and taking risk, to facilitate customer transactions and provide liquidity. Our willingness to make markets, commit capital and take risk in a broad range of fixed income, currency, commodity and equity products and their derivatives is crucial both to our client relationships and to support our underwriting business by providing secondary market liquidity.

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

We continue to increase coordination among our FICC and Equities businesses as we respond to what we believe is client demand for more centralized services and as we attempt to take advantage of perceived synergies.

We believe that our trading and market-making capabilities are key ingredients to our success. While these businesses have generally earned attractive returns, we have in the past incurred significant trading losses in periods of market turbulence, such as in 1994 and the second half of 1998, and from time to time in connection with large block trades.

In both our customer-driven and proprietary activities in FICC and Equities, we manage our exposure to credit and other financial risks on a global basis across all our products. Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. As part of this process, we analyze not only market risk but also credit and other financial risks. Risk management includes input from all levels of Goldman Sachs, from the trading desks to the Firmwide Risk Committee. For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of the Annual Report on Form 10-K.

FICC. FICC’s primary businesses are:

•	Commodities and commodity derivatives, including our power generation business;

•	Credit products, including credit derivatives, investment-grade corporate securities, high-yield securities, bank loans, municipal securities, emerging market debt and other distressed debt;

•	Currencies and currency derivatives;

•	Interest rate products, including interest rate derivatives and global government securities;

•	Money market instruments, including the matched book; and

•	Mortgage-backed securities and loans.

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

Our FICC research and strategy group provides services that enhance our ability to provide high-quality products and service to our clients, including quantitative and qualitative analyses of global economic, currency and financial market trends, as well as credit analyses of corporate and sovereign fixed income securities.

As part of our commodities business, we acquired in 2003 Cogentrix Energy, Inc. and the common equity interests in East Coast Power L.L.C., companies engaged in the electric power generation business. In addition, on January 31, 2005, we acquired interests in power plants and related businesses from National Energy & Gas Transmission, Inc., including additional interests in some of the same power plants and a natural gas pipeline in which Cogentrix Energy, Inc. already holds interests. As of January 31, 2005, we indirectly owned interests in 29 power plants located in the United States and one power plant located outside the United States. Of these plants, 12 are fueled by natural gas, 11 by coal, five by waste coal, one by oil and one by wind power. Most of our power plants have contracted to sell their electricity to utilities under long-term agreements. We seek to generate attractive risk-adjusted returns from our portfolio of power plants that have entered into these contracts by using our commodities trading and capital markets expertise selectively to restructure the underlying power sale contracts and to refinance related project and corporate-level debt.

Equities. Our Equities primary businesses are:

•	Equities Products Group;

•	Principal Strategies; and

•	Specialist Activities.

Equities Products Group. Our equities products group (EPG) includes primarily customer-driven activities in the shares, convertible securities and derivatives businesses of the firm. These activities also include clearing client transactions on major stock, options and futures exchanges worldwide. We offer clients direct electronic access to these markets through the Electronic Transaction Services division of our specialist subsidiary.

We trade equity securities and equity-related products (such as convertible securities, options, futures and over-the-counter (OTC) derivative instruments) on a global basis as an agent, as a market maker or otherwise as a principal. As a principal, we facilitate customer transactions, often by committing capital and taking risk, to provide liquidity to clients with large blocks of stocks or options. For example, we are active in the execution of large block trades (trades of 50,000 or more shares).

We are a member of most of the world’s major stock, options and futures exchanges, including those located in New York, Chicago, London, Paris, Frankfurt, Tokyo and Hong Kong, and we are a designated market maker in a number of stocks traded on the Nasdaq Stock Market.

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

Principal Strategies. Our equities principal strategies business includes a multi-strategy proprietary investment business that invests and trades for the firm’s own account. Principal strategies trades and invests the firm’s capital across global markets employing equity arbitrage and other strategies that are primarily focused in public markets. Some strategies include fundamental equities and relative value trading (which involves trading strategies to take advantage of perceived discrepancies in the relative value of financial instruments, including equity, equity-related and debt instruments). Other strategies include event-driven investments (i.e., those that focus on event-oriented special situations such as corporate restructurings, recapitalizations, mergers and acquisitions and legal and regulatory events) as well as convertible bond trading, various types of volatility trading and some principal finance (private structured investments in public companies).

Specialist Activities. Our specialist activities business includes our stock, exchange-traded funds (ETF) and option specialist and market-making businesses. We engage in floor-based and electronic specialist and market-making activities on U.S. equities and options exchanges. In the United States, we are one of the leading stock specialists on the NYSE. For ETFs, we are a specialist on the NYSE and a specialist and market maker on the American Stock Exchange. In options, we are a specialist and market maker on the Chicago Board Options Exchange and the International Securities Exchange and a market maker on the Boston Options Exchange.

Principal Investments

In connection with our merchant banking activities, we invest by making principal investments directly and through funds that we raise and manage. As of November 2004, the aggregate carrying value of our principal investments held directly or through our merchant banking funds was approximately $4.65 billion. In addition, we have outstanding equity capital commitments of up to $1.04 billion. These carrying values were comprised of corporate principal investments with an aggregate carrying value of approximately $1.27 billion, real estate investments with an aggregate carrying value of approximately $820 million and our investment in the convertible preferred stock of SMFG with a carrying value of $2.56 billion. Principal Investments includes revenues from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (typically referred to as an “override”).

Principal Investments also includes our investment in the convertible preferred stock of SMFG, which we acquired on February 7, 2003. This preferred stock is generally nontransferable. We will have the right to convert the SMFG preferred stock into shares of SMFG common stock beginning on February 8, 2005. Upon conversion, one-third of the underlying shares of SMFG common stock will become transferable on February 8, 2005, with the remaining shares of common stock becoming transferable in equal installments on February 7, 2006 and February 7, 2007. In addition, restrictions on our ability to hedge the underlying common stock will lapse in three equal annual installments beginning on February 7, 2005.

Asset Management and Securities Services

The components of the Asset Management and Securities Services segment, which represented 19% of 2004 net revenues, are set forth below:

•	Asset Management. Asset Management provides investment advisory and financial planning services to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees; and

•	Securities Services. Securities Services provides prime brokerage, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

Asset Management

We offer a broad array of investment strategies, advice and planning. We provide asset management services across all major asset classes: money markets, fixed income and currencies, equities and alternative investments (i.e., hedge funds, private equity, asset allocation overlay, currency overlay and products within our manager of manager business). Through our subsidiary, The Ayco Company, L.P. (Ayco), we also provide fee-based financial counseling in the United States.

Assets under management (AUM) typically generate fees as a percentage of asset value or based on investment performance. AUM include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. AUM also include our merchant banking funds, which generate revenue as described below under “Merchant Banking.” We may also earn commissions, mark-ups and spreads on assets in accounts of high-net-worth individuals, and these revenues are included in the Trading and Principal Investments segment. The trend in our private wealth management business has been away from accounts that generate commission revenue to accounts that pay fees based on the assets under management.

The amount of AUM is set forth in the graph below. In the following graph, as well as in the following tables, substantially all assets under management are valued as of November 30.

Assets Under Management
 (in billions)

The following table sets forth assets under management by asset class:

Assets Under Management by Asset Class
 (in billions)

	As of November 30
	2004	2003 (3)	2002

Money markets	$90	$89	$108
Fixed income and currency	139	115	96
Equity (1)	126	98	86
Alternative investments (2)	97	71	58

Total	$452	$373	$348

(1)	Includes both our fundamental equity and our quantitative equity strategies.

(2)	Includes other quantitative and/or nontraditional investment strategies (e.g., hedge funds), merchant banking funds and vehicles where we contract with subadvisors for our clients.

(3)	Includes $4 billion in non-money market assets acquired in our July 1, 2003 combination with Ayco.

Clients. Our clients are institutions and individuals, including both high-net-worth and retail investors. We access institutional and high-net-worth clients through both direct and third-party channels and retail clients through third-party channels. Our institutional clients include pension funds, governmental organizations, corporations, insurance companies, foundations and endowments. In the third-party distribution channels, we distribute our mutual funds and separately managed accounts through brokerage firms, banks, insurance companies and other financial intermediaries. Our clients are located worldwide.

The table below sets forth the amount of assets under management by distribution channel and client category as of November 2004:

Assets Under Management by Distribution Channel
 (in billions)

Assets Under
Management (1)

• Directly Distributed

— Institutional	$183

— High-net-worth individuals	130

• Third-Party Distributed

— Institutional, high-net-worth and retail	139

Total	$452

(1)	The primary investment vehicles for these assets under management are separately managed accounts and commingled vehicles, such as mutual funds and private investment funds.

Merchant Banking. Goldman Sachs has sponsored numerous corporate and real estate private investment funds. Our strategy with respect to these funds generally is to invest opportunistically to build a portfolio of investments that is diversified by industry, product type, geographic region and transaction structure and type. Our corporate investment funds pursue on a global basis, long-term investments in equity and debt securities in privately negotiated transactions, leveraged buyouts, acquisitions and investments in funds managed by external parties. Our real estate investment funds invest in real estate operating companies, debt and equity interests in real estate assets, and other real estate-related investments. Our clients in private investment funds include pension plans, endowments, charitable institutions and high-net-worth individuals.

Since inception, we have raised $40.67 billion of committed equity capital in these funds, of which $28.54 billion relates to our corporate funds and $12.13 billion relates to our real estate funds. As of November 2004, $31.75 billion of the committed equity capital was funded and assets under management in these funds were $27.81 billion.

Merchant banking activities generate three primary revenue streams. First, we receive a management fee that is generally a percentage of a fund’s committed capital, invested capital, total gross acquisition cost or asset value. These annual management fees are included in our Asset Management net revenues. Second, Goldman Sachs, as a substantial investor in these funds, is allocated its proportionate share of the funds’ unrealized appreciation or depreciation arising from changes in fair value as well as gains and losses upon realization. Third, after the fund has achieved a minimum return for fund investors, we receive an increased share of the fund’s income and gains that is a percentage of the income and gains from the fund’s investments. The second and third of these revenue streams are included in net revenues of the Principal Investments component of our Trading and Principal Investments segment.

Securities Services

Securities Services provides prime brokerage, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide.

We offer prime brokerage services to our clients, allowing them the flexibility to trade with most brokers while maintaining a single source for financing and consolidated portfolio reports. Our prime brokerage activities provide clearing and custody in 45 markets (with revenues from clearing and custody included in the Trading and Principal Investments segment), consolidated multi-currency accounting and reporting and offshore fund administration. Additionally, we provide financing to our clients for their securities trading activities through margin and securities loans that are collateralized by securities, cash or other acceptable collateral.

Securities lending activities principally involve the borrowing and lending of securities to cover customer and Goldman Sachs’ short sales and otherwise to make deliveries into the market. In addition, we are an active participant in the broker-to-broker securities lending business and the third-party agency lending business.

Global Investment Research

Our Global Investment Research Division provides fundamental research on companies, industries, economies, currencies, commodities and portfolio and quantitative strategy on a worldwide basis.

Global Investment Research employs a team approach that as of November 2004 provided research coverage of approximately 1,725 companies worldwide, over 50 economies and 25 stock markets. This is accomplished by six departments:

•	the Americas Equity Research Department, the Europe Equity Research Department and the Asia Equity Research Department all provide fundamental analysis, forecasts and investment opinions for companies and industries in their respective regions. Equity research analysts are generally organized by regional industry teams, which allows for extensive collaboration and knowledge sharing among analysts on important investment themes;

•	the Economic Research Department, which has a presence in the Americas, Europe and Asia, formulates macroeconomic forecasts for economic activity, foreign exchange and interest rates based on the globally coordinated views of its global and regional economists;

•	the Commodities Research Department, which has a presence in London and New York, provides research on the global commodity markets; and

•	the Strategy Department, which includes Portfolio and Quantitative Strategy and has a presence in the Americas, Europe and Asia, formulates equity market forecasts and provides opinions on both asset and industry sector allocation.

Further information regarding research at Goldman Sachs is provided below under “— Regulation — Regulations Applicable in and Outside the United States,” “— Certain Factors That May Affect Our Business — Legal and Regulatory” and “Legal Proceedings — Research Independence Matters” in Part I, Item 3 of the Annual Report on Form  10-K.

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

We have tailored our services to our clients by providing them with electronic access to our products and services. In particular, we have extended our global electronic trading and information distribution capabilities; such capabilities cover many of our fixed income, currency, commodity, equity and mutual fund products around the world.

Electronic commerce and technology have changed and will continue to change the ways that securities and other financial products are traded, distributed and settled. This creates both opportunities and challenges for our businesses. We remain committed to being at the forefront of technological innovation in the global capital markets.

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

As of November 2004, we had 20,722 employees, which excludes 1,206 employees of Goldman Sachs’ property management and loan servicing subsidiaries. The majority of the costs of the property management and loan servicing employees are reimbursed to Goldman Sachs by the investment funds for which these subsidiaries provide services. This also excludes employees of certain consolidated entities that are held for investment purposes only.

Competition

The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. Our competitors are other brokers and dealers, investment banking firms, insurance companies, investment advisors, mutual funds, hedge funds, private equity funds, commercial banks and merchant banks. We compete with some of our competitors globally and with others on a regional, product or niche basis. Our competition is based on a number of factors, including transaction execution, our products and services, innovation, reputation and price.

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Over time, there has been substantial consolidation and convergence among companies in the financial services industry, due in part to U.S. federal legislation that has expanded the activities permissible for firms affiliated with a U.S. bank. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which has resulted in pricing pressure in certain of our businesses and could result in pricing pressure in other of our businesses.

Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In particular, corporate clients sometimes seek such commitments (such as agreements to participate in their commercial paper backstop or other revolving loan facilities) from financial services firms in connection with investment banking and other assignments. In 2003, we established the William Street entities, through which we have issued commitments to lend to counterparties, primarily investment-grade clients. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided to Goldman Sachs by SMFG. These arrangements may not be sufficient, however, to fully satisfy our clients’ desire for capital commitments. In addition, the credit loss protection is limited generally to 95% of the first loss Goldman Sachs realizes on approved investment-grade loan commitments, subject to a maximum of $1 billion, and Goldman Sachs may also obtain protection for 70% of the second loss on such commitments, subject to a maximum of $1.125 billion. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K and Note 6 to our consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for more information regarding the William Street entities and for a description of the credit loss protection provided by SMFG. We also issue capital commitments through Goldman Sachs Credit Partners L.P. and other entities in connection with investment banking transactions.

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

We have experienced intense price competition in some of our businesses in recent years. There has been considerable pressure in the pricing of large block trades. Also, equity and debt underwriting discounts, as well as trading spreads, have been under pressure for a number of years and the ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions. It appears that this trend toward alternative trading systems will continue. We own interests in and participate in a number of these trading systems. We believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices.

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

Broker-dealers, in particular, are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping, the financing of customers’ purchases, and the conduct of directors, officers and employees. A number of our affiliates are regulated by investment advisory laws in and outside the United States. Additional legislation, changes in rules promulgated by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the operation and profitability of Goldman Sachs.

Regulation in the United States

In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. Our principal broker-dealer in the United States is Goldman, Sachs & Co., which is registered as a broker-dealer and as an investment adviser with the SEC and as a broker-

dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as the NYSE and the National Association of Securities Dealers, Inc. (NASD), adopt rules that apply to, and examine, broker-dealers such as Goldman, Sachs & Co. In addition, state securities and other regulators also have regulatory or oversight authority over Goldman, Sachs & Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. Goldman Sachs Execution & Clearing, L.P. (formerly known as Spear, Leeds & Kellogg, L.P.) and certain of its affiliates are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and the NASD. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives businesses.

The commodity futures and commodity options industry in the United States is subject to regulation under the Commodity Exchange Act, as amended. The Commodity Futures Trading Commission (CFTC) is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. Several of Goldman Sachs’ subsidiaries, including Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P., are registered with the CFTC and act as futures commission merchants, commodity pool operators or commodity trading advisors and are subject to the Commodity Exchange Act and the regulations thereunder. The rules and regulations of various self-regulatory organizations, such as the Chicago Board of Trade, other futures exchanges and the National Futures Association, also govern the commodity futures and commodity options businesses of these entities.

As a registered broker-dealer and member of various self-regulatory organizations, Goldman, Sachs & Co. is subject to the SEC’s uniform net capital rule, Rule 15c3-1. This rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of its assets be kept in relatively liquid form. Goldman, Sachs & Co. is also subject to the net capital requirements of the CFTC and various securities and commodity exchanges. See Note 14 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity or CSE) must consent to group-wide supervision and examination by the SEC. Goldman, Sachs & Co. anticipates applying for permission to use this alternative method. We expect that doing so will enable us to comply with the requirements of the Financial Groups Directive described below. On becoming subject to the SEC’s group-wide supervision, Goldman Sachs will be required to report to the SEC computations of our capital adequacy.

The SEC recently adopted rules requiring the registration of hedge funds advisers under the Investment Advisers Act of 1940. We cannot predict at this time the impact of the adoption of these rules on our trading, prime brokerage and other business relationships with hedge funds.

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

Goldman Sachs has established The Goldman Sachs Trust Company, N.A. (GSTC), a national bank limited to fiduciary activities, in order to provide personal trust and estate administration and related services to its high-net-worth clients on a nationwide basis. GSTC maintains collective investment funds for eligible pension and profit sharing plan clients. As a national bank, GSTC is subject to regulation by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System. GSTC will not accept deposits or make loans and, as a result, it is not considered to be a bank for purposes of the Bank Holding Company Act. It also does not carry FDIC insurance and is not subject to the requirements of the Community Reinvestment Act.

Goldman Sachs has established Goldman Sachs Bank USA (GS Bank), a Utah-chartered industrial loan company, in order to extend credit and to take deposits, other than demand deposits. GS Bank is subject to regulation by the FDIC and the Utah Commissioner of Financial Institutions. Because it does not accept demand deposits, GS Bank is not considered to be a bank for purposes of the Bank Holding Company Act. The deposits maintained at GS Bank are insured by the FDIC to the extent permitted by law, and GS Bank is subject to the requirements of the Community Reinvestment Act.

J. Aron & Company is authorized by the Federal Energy Regulatory Commission (FERC) to sell wholesale physical power at market-based rates. As a FERC-authorized power marketer, J. Aron & Company is subject to regulation under the Federal Power Act and FERC regulations.

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the USA PATRIOT Act of 2001 seeks to promote the identification of parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including Goldman Sachs, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls which have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to substantial liability and regulatory damages.

Certain of our businesses are subject to compliance with regulations enacted by U.S. federal and state governments, the European Union, other jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

In addition, our power generation business is subject to extensive and evolving energy, environmental and other governmental laws and regulations, as discussed below under “— Certain Factors That May Affect Our Business — Investments in the Power Generation Industry.”

Regulation Outside the United States

Goldman Sachs is an active participant in the international fixed income and equity markets. Many of our principal subsidiaries that participate in these markets are subject to comprehensive regulations in the United States and elsewhere that include some form of capital adequacy rules and other customer protection rules. Goldman Sachs provides investment services in and from the United Kingdom under the regulation of the Financial Services Authority (FSA). Various Goldman Sachs entities are regulated by the banking and regulatory authorities of the other European countries in which Goldman Sachs operates, including, among others, the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, the Autorité des Marchés Financiers and Banque de France in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy and the Swiss Federal Banking Commission. Goldman Sachs entities are also regulated by the European securities, derivatives and commodities exchanges of which they are members. The investment services that are subject to oversight by the FSA and other European regulators are regulated in accordance with European Union directives requiring, among other things, compliance with certain capital adequacy standards, customer protection requirements and conduct of business rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the European Union and are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under the SEC and CFTC rules. Some European Union directives also permit local regulation in each jurisdiction, including those in which we operate, to be more restrictive than the requirements of such directives and these local requirements can result in certain competitive disadvantages to Goldman Sachs.

In addition, the Financial Services Agency, the Tokyo Stock Exchange, the Osaka Securities Exchange, The Tokyo International Financial Futures Exchange and the Japan Securities Dealers Association in Japan, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore and the China Securities Regulatory Commission, among others, regulate various of our subsidiaries in Asia and also have capital standards and other requirements comparable to the rules of the SEC.

The European Financial Groups Directive (Directive 2002/87/EC of the European Parliament and of the Council) introduced certain changes to the way in which financial conglomerates and other financial services organizations operating in Europe will be regulated, with the changes to be implemented by member states for fiscal years beginning in 2005. These changes will cause activities that are currently conducted in unregulated entities to become subject to certain forms of regulation, including consolidated supervision and capital adequacy requirements. Our efforts to comply with the directive involve applying to be subject to the consolidated supervised entity rules described above under “— Regulation in the United States.”

Regulations Applicable in and Outside the United States

The U.S. and non-U.S. government agencies, regulatory bodies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders, or the suspension or expulsion of a broker-dealer or its directors, officers or employees. From time to time, our subsidiaries have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities, none of which has had a material adverse effect on us or our businesses.

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

The research areas of investment banks have been and remain the subject of increased regulatory scrutiny. In 2002 and 2003, acting in part pursuant to a mandate contained in the Sarbanes-Oxley Act of 2002, the SEC, the NYSE and the NASD adopted rules imposing heightened restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non-U.S. jurisdictions have also changed or proposed to change their requirements with respect to research. In addition, in 2003, several leading securities firms operating in the United States, including Goldman, Sachs & Co., reached a settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into their equity research analysts’ alleged conflicts of interest pursuant to which the firms have been subject to certain restrictions and undertakings. As part of this settlement, restrictions have been imposed on the interaction between research and investment banking departments, and these securities firms are required to fund the provision of independent research to their customers.

In connection with the research settlement, the firm has also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. During 2004, the FSA in the United Kingdom imposed new requirements on the conduct of the allocation process in equity and fixed income securities offerings (including initial public offerings and secondary distributions). The NASD has proposed rules that would further affect the manner in which securities are distributed and allocated in registered public offerings. We cannot fully predict the practical effect that such restrictions or measures will have on our business, and the SEC, NYSE and NASD and non-U.S. regulators such as the FSA may adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.

Certain Factors That May Affect Our Business

Market Conditions

As an investment banking, securities and investment management firm, our businesses are materially affected by conditions in the global financial markets and economic conditions generally. Business conditions continued to improve in 2004, after improving somewhat during the second half of 2003: the number and size of equity underwritings and completed mergers and acquisitions transactions increased significantly in 2004, after declining for three straight years, and fixed income origination levels remained strong; fixed income market conditions remained generally favorable, as interest rates, although rising, remained low by historical standards, and corporate credit spreads remained narrow; and in the global equity markets, although volatility levels and commission rates continued to decline, price levels and volumes were generally stronger.

Adverse or uncertain economic and market conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability in many ways, including the following:

•	We have been operating in a low interest rate market for the past several years. Increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses.

•	We have been committing increasing amounts of capital in many of our businesses and generally maintain large trading, specialist and investment positions. Market fluctuations and volatility may adversely affect the value of those positions, including our interest rate and credit products, currency, commodity and equity positions and our merchant banking investments, or may reduce our willingness to enter into new transactions. Conversely, certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses.

•	Industry-wide declines in the size and number of underwritings and mergers and acquisitions may have an adverse effect on our revenues and, because we may be unable to reduce expenses correspondingly, our profit margins. In particular, because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decrease in the number of large transactions due to uncertain or unfavorable market conditions may adversely affect our investment banking business.

•	Pricing and other competitive pressures have continued, even as the volume and number of investment banking transactions have started to increase. These pressures have been particularly intense in the context of large block trades. In addition, the trend (particularly in the equity underwriting business) toward multiple book runners and co-managers handling transactions, where previously there would have been a single book runner, may adversely affect our business and reduce our revenues.

•	Reductions in the level of the equity markets also tend to reduce the value of our clients’ portfolios, which in turn may reduce the fees we earn for managing assets. Even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and, therefore, in the incentive and management fees we receive.

•	Concentration of risk increases the potential for significant losses in our market-making, proprietary trading, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our proprietary trading businesses or commit capital to facilitate primarily client-driven business. For example, large blocks of stock are increasingly being sold in block trades rather than on a marketed basis, which increases the risk that Goldman Sachs may be unable to resell the purchased securities at favorable prices. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for others in the industry. We also regularly enter into large transactions as part of our trading businesses. The number and size of such transactions may affect our results of operations in a given period.

•	The volume of transactions that we execute for our customers and as a specialist may decline, which would reduce the revenues we receive from commissions and spreads. In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in trading losses and an increased need for liquidity. Weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our trading businesses and impair the value of our goodwill and identifiable intangible assets.

Risk Management, Liquidity and Credit

If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses. Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries or an inability to sell assets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

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

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth of the entities to which we have credit exposures. As a clearing member firm, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. In addition, we have experienced, due to competitive factors, pressure to extend credit and price more aggressively the credit risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

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

In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by Goldman Sachs or third parties with which we conduct business. These disruptions may occur, for example, as a result of events that affect only the buildings of Goldman Sachs or such third parties, or as a result of events with a broader impact on the cities where those buildings are located. Nearly all of our employees in our primary locations, including New York, London, Frankfurt, Hong Kong and Tokyo, work in close proximity to each other, in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Business Continuity and Information Security

Business continuity and information security are high priorities for Goldman Sachs. Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at the firm’s critical facilities. The key elements of the program are crisis management, business recovery, systems and data recovery, people recovery facilities and process improvement. In the area of information security, a framework of principles, policies and technology has been developed to protect the information assets of the firm and its clients. Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.

Legal and Regulatory

Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, NYSE, NASD and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This environment has led some of our clients to be less willing to engage in transactions that may carry a risk of increased scrutiny by regulators. In addition, while the firm always strives to fully comply with all legal and regulatory requirements, this regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms, including our firm, and that were generally believed to be permissible and appropriate. This environment has led us and our competitors to modify transaction structures and, in some cases, to limit or cease our execution of some types of transactions. We have also implemented additional policies and procedures, and have enhanced existing policies and procedures, to address the risks arising from the current environment.

Substantial legal liability or significant regulatory action against Goldman Sachs could have material adverse financial effects or cause significant reputational harm to Goldman Sachs, which in turn could seriously harm our business prospects. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions have been increasing.

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

As discussed above under “Regulation,” the research areas of investment banks have been and remain the subject of increased regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Various non-U.S. jurisdictions have also changed or proposed changing their requirements with respect to research matters. In addition, several leading securities firms in the United States, including Goldman, Sachs & Co., reached a global settlement in 2003 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest pursuant to which the firms have been subject to certain restrictions and undertakings. Certain of these requirements and restrictions have imposed additional costs and limitations on the conduct of our businesses. Current or future civil lawsuits implicating investment research analysts’ conflicts of interest were not settled as part of the global settlement. Goldman Sachs’ total potential liability in respect of such civil cases cannot be reasonably estimated but could be material to results of operations in a given period. The global settlement also did not resolve potential charges involving individual employees, including supervisors, and regulatory investigations are continuing.

In addition, the SEC and other federal and state regulators have increased their scrutiny of complex, structured finance transactions and have brought enforcement actions against a number of financial institutions in connection with such transactions. In some of the enforcement actions, clients of the financial institutions allegedly engaged in accounting, disclosure or other violations of the securities laws, and the financial institutions allegedly facilitated these improprieties by entering into transactions with the clients. We seek to create innovative solutions to address our clients’ needs, and we have entered into, and continue to enter into, structured transactions with clients. While we have policies and procedures in place that are intended to ensure that the structured transactions we enter into are appropriately reviewed and comply with applicable laws and regulations, it is possible that certain of these transactions could give rise to litigation or enforcement actions. It is possible that the heightened regulatory scrutiny of, and litigation in connection with, structured finance transactions will make our clients less willing to enter into these transactions, and will adversely affect our business in this area.

Recently, there have been industry-wide and other investigations by federal and state authorities concerning market timing, late trading and other activities involving mutual funds and investment advisors. Federal and state authorities have made informational requests regarding trading practices broadly across all of the major fund companies and broker-dealers. Goldman Sachs has received requests for information and has been fully cooperating with those authorities. While we believe that we have in place reasonable measures to detect and deter disruptive and abusive trading practices and comply with applicable legal and regulatory requirements, we cannot predict the course that the existing inquiries and areas of focus may take or the impact that any new laws or regulations governing mutual funds may have on our business.

The NYSE and the SEC have also been conducting investigations into certain trading practices of NYSE specialist firms, including our specialist unit. In March 2004, certain of these NYSE specialist firms, including our specialist unit, agreed to a global settlement with the SEC and the NYSE to resolve charges that the firms violated certain federal securities laws and NYSE rules in connection with their activities as NYSE specialists during the years 1999 through 2003. The global settlement involves, among others, restitution and penalties, a censure, cease and desist order and certain undertakings with respect to our specialist unit’s systems and procedures. The settlement did not resolve the related civil actions discussed under “Legal Proceedings — Specialist Matters” in Part I, Item 3 of the Annual Report on Form 10-K, or potential regulatory charges against individuals. This global settlement, including the restrictions imposed on the activities of our specialist unit, or new laws or regulations governing specialists may have an adverse impact on our specialist businesses. As a result of this global settlement and any related developments, our specialist businesses may be adversely affected and the value of our goodwill and identifiable intangible assets related to these businesses may be impaired.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

Regulatory Impact on Capital Markets

Financial scandals in recent years have led to insecurity and uncertainty in the financial markets and contributed to declines in capital markets. In response to these scandals, the Sarbanes-Oxley Act of 2002 and the rules of the SEC, the NYSE and Nasdaq have necessitated significant changes to corporate governance and public disclosure. These provisions generally apply to companies with securities listed on U.S. securities exchanges, and some provisions apply to non-U.S. issuers with securities traded on U.S. securities exchanges. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected and our ability to successfully exit some of our merchant banking investments may be adversely affected. Similarly, the imposition of those provisions on non-U.S. issuers has made these issuers less likely to list their securities in the United States or undertake merger or acquisition transactions that would result in their securities being listed in the United States. These measures may result in less activity by non-U.S. issuers in the United States and, as a result, the U.S. capital markets and our investment banking business may be adversely affected.

The provisions of the Sarbanes-Oxley Act of 2002 and the NYSE and Nasdaq corporate governance rules have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have some difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, including those relating to off-balance-sheet entities, may have an adverse effect on our investment banking business.

Competition and Conflicts of Interest

The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation and price. We believe that we may experience pricing pressures in the future as some of our competitors seek to increase market share by reducing prices. Over time, there has been substantial consolidation and convergence among companies in the financial services industry. U.S. federal legislation, which significantly expanded the activities permissible for firms affiliated with a U.S. bank, may accelerate this consolidation and further increase competition. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions.

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

In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. While we have policies and procedures in place that are intended to ensure that any potential conflicts of interest are appropriately addressed, it is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible that the heightened regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect our business.

Technology is fundamental to our overall business strategy. The growth of electronic trading and the introduction of new technologies is changing our business and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically and through other alternative trading systems and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our specialist businesses, and Goldman Sachs may experience continued competitive pressures in these and other areas.

Recruiting and Employee Retention

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. In addition, competition with businesses outside the financial services industry, such as hedge funds, private equity funds and venture capital funds, for the most highly skilled individuals has been intense. Our continued ability to compete effectively in our businesses depends on our ability to attract new employees and to retain and motivate our existing employees. Changes in the business environment may cause us to move employees from one business to another or to reduce the number of employees in certain businesses; this may cause temporary disruptions as our employees adapt to new roles and may reduce our ability to take advantage of improvements in the business environment. In addition, current and future laws (including laws relating to immigration and outsourcing) may restrict our ability to move responsibilities or personnel from one jurisdiction to another. This may impact our ability to take advantage of business opportunities or potential efficiencies.

Acquisitions and Joint Ventures

We expect the growth of our core businesses to come through both internal expansion and through acquisitions and joint ventures. We have undertaken joint ventures in Australia and China and may enter into additional joint ventures from time to time. To the extent we make acquisitions or enter into combinations or joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with customers and business partners. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.

Investments in the Power Generation Industry

We own equity interests in companies engaged in electric power generation, principally Cogentrix Energy, Inc. and East Coast Power L.L.C., and have acquired interests in power plants and related businesses from National Energy & Gas Transmission, Inc. As a result of these interests and future investments that we may make in the power generation industry, we face numerous risks and uncertainties.

We are a relatively new entrant to the power generation business. As a result, we have less expertise and experience in owning and managing power generation businesses than many of our competitors and we may not be successful in owning and managing our power generation facilities. In particular, in the future we may be unable to attract and retain qualified independent contractors and employees.

The operation of power generation facilities may be disrupted. The continued operation of power generation facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines or other equipment or processes, and performance below expected levels of output or efficiency. Although our facilities contain various redundancies and backup mechanisms, a breakdown or failure may prevent the affected facilities from performing under applicable power sales agreements or otherwise operating as planned.

The power plants in which we own interests are dependent on the availability of raw materials, such as coal and natural gas, and the market for and availability of these raw materials may be adversely affected by numerous factors beyond our control. For example, during 2004 we faced difficulties in obtaining and retaining adequate coal inventories at many plants due to supply constraints on coal and a rationing of services by railroads. Any inability to obtain coal or other raw materials in sufficient amounts could lead to lost revenues, reputational damage and defaults under our long-term contracts with energy purchasers, which contracts with respect to coal-fired plants generally contain standards regarding inventory levels of coal.

We are subject to extensive and evolving energy, environmental and other governmental laws and regulations. In the past several years, intensified scrutiny of the energy market by federal, state and local authorities and the public has resulted in increased regulatory and legal proceedings involving energy companies, including those engaged in power generation. We may incur substantial costs in complying with current or future laws and regulations relating to power generation, and our overall businesses and reputation may be adversely affected by legal and regulatory proceedings arising out of our power generation business. In particular, our power generation operations are subject to extensive federal, state and local environmental laws and regulations relating to, among others, air quality, water quality, waste management, natural resources, site remediation, and health and safety. Compliance with these environmental laws and regulations may require us to commit significant capital toward environmental monitoring, installation of pollution control equipment, payment of emission fees, and application for, and holding of, permits and licenses at our facilities. Our failure to comply with environmental laws or regulations or the associated requirements and provisions of the permits and licenses may result in the assessment of severe civil or criminal liabilities against us and the need to expend substantial additional capital for compliance or remediation. Insurance covering some of these environmental risks with respect to our power generation facilities may not be available, and the proceeds from insurance recovery, if any, may not be adequate to cover our liabilities in a particular incident. As a result, our financial condition and results of operations may be adversely affected by an environmental or a health and safety problem at one of our facilities.

We are subject to the risk of unforeseen or catastrophic events, including terrorist attacks and other hostile or catastrophic events. We may not have insurance against these risks, and, in cases in which we do have insurance, the insurance proceeds may be inadequate to cover our losses.

International Operations

In conducting our businesses and maintaining and supporting our operations around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

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

Cautionary Statement Pursuant to The Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies, statements about trends in our businesses and statements about our investment banking transaction backlog, in Part II, Item 7 of the Annual Report on Form 10-K. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “— Certain Factors That May Affect Our Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K.

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

Our principal executive offices are located at 85 Broad Street, New York, New York, and comprise approximately 1 million square feet of leased space, pursuant to a lease agreement expiring in June 2008 (with options to renew for up to 20 additional years). We also occupy over 680,000 square feet at One New York Plaza under lease agreements expiring primarily in 2009 (with options to renew for up to five additional years), and we lease space at various other locations in the New York metropolitan area. In total, we lease over 4.2 million square feet in the New York metropolitan area.

In September 2004, we completed the construction of a new office building at 30 Hudson Street in Jersey City, New Jersey. This building, which includes approximately 1.3 million square feet of office space, was constructed to complement our offices in lower Manhattan. The building is being occupied in phases.

We have additional offices in the United States and elsewhere in the Americas. Together, these offices comprise approximately 2.3 million square feet of leased space.

We also have offices in Europe, Asia and Africa. In Europe, we have offices that total approximately 2.0 million square feet, which includes approximately 55,000 square feet in Frankfurt that we expect to exit by 2006. Our European headquarters is located in London at Peterborough

Court, pursuant to a lease expiring in 2016. In total, we lease approximately 1.6 million square feet in London through various leases, relating to various properties.

In Asia, we have offices that total approximately 900,000 square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently lease 290,910 square feet through a lease that expires in 2018 and 96,959 square feet through a lease that expires in March 2005 at the Roppongi Hills Mori Tower. In Hong Kong, we currently lease approximately 270,000 square feet under lease agreements, the majority of which expire in fiscal 2012. We currently lease approximately 28,000 square feet of office space in a temporary facility in Bangalore, India, with a plan to occupy a total of approximately 150,000 square feet of office space by July 2005.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We continually evaluate our current and future space capacity in relation to current and projected future staffing levels. In 2004, we reduced our global office space and incurred exit costs of $41 million (included in occupancy and depreciation and amortization expenses). We may incur additional exit costs in 2005 and thereafter to the extent we (i) further reduce our capacity or (ii) commit to new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. Such exit costs may be material to our results of operations in a given period.

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

Certain purported class actions have been brought in the U.S. District Court for the Southern District of New York, beginning on November 3, 1998 by purchasers of securities in public offerings as well as certain purported issuers of such offerings, that allege that the defendants have conspired to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings in violation of federal antitrust laws. On March 15, 1999, the purchaser plaintiffs filed a consolidated amended complaint seeking treble damages as well as injunctive relief. The defendants moved to dismiss the consolidated amended complaint on April 29, 1999. On February 9, 2001, the federal district court granted with prejudice the defendants’ motion to dismiss the claims asserted by the purchasers of securities on the ground that they lacked antitrust standing. The plaintiffs in those actions appealed, and by a decision dated December 13, 2002, the U.S. Court of Appeals for the Second Circuit vacated the dismissal on the ground that the lower court had engaged in improper fact-finding on the motion and remanded for consideration of other potential bases for dismissal. On September 28, 2001, the defendants moved to dismiss the complaints filed by the issuer plaintiffs on statute of limitations grounds. On September 25, 2002, the federal district court denied the underwriter defendants’ motion to dismiss. On March 26, 2003, defendants moved to dismiss the claims asserted by both the issuers and the purchasers of securities on preemption grounds, but the motion was denied on June 27, 2003. On June 24, 2003, defendants filed a motion to dismiss the claims asserted by the purchasers of securities on standing grounds, and on February 24, 2004, the district court granted the motion to dismiss as to the purchasers’ damages claims.

Goldman, Sachs & Co. is one of numerous financial services firms that have been named as defendants in purported class actions filed beginning on March 9, 2001 in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in a conspiracy to “tie” allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, in violation of federal antitrust laws. The plaintiffs filed a consolidated amended complaint on January 2, 2002 seeking treble damages as well as injunctive relief. The defendants moved to dismiss the consolidated amended complaint on May 24, 2002, the motion was granted by a decision dated November 3, 2003, and the plaintiffs have moved for reconsideration and also appealed. Goldman, Sachs & Co. has also, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of the alleged “tying” arrangements. On July 1, 2002, the underwriter defendants moved to dismiss those complaints. By an opinion and order dated February 19, 2003, the federal district court denied the motion to dismiss in all material respects relating to the underwriter defendants. By a decision dated October 13, 2004, the federal district court granted plaintiffs’ motion for class certification, and the underwriter defendants have petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision on an interlocutory basis. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits. On June 14, 2004, those parties jointly moved for approval of the proposed settlement.

Goldman, Sachs & Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, consequential damages resulting from the alleged lower amount of offering proceeds. On August 1, 2002, Goldman, Sachs & Co. moved to dismiss the complaint. On May 2, 2003, the court granted Goldman, Sachs & Co.’s motion to dismiss as to five of the claims; plaintiff appealed from the dismissal of the five claims, and Goldman, Sachs & Co. appealed from the denial of its motion as to the remaining claim. By a decision dated May 20, 2004, the New York Appellate Division, First Department affirmed in part and reversed in part the lower court’s ruling on the firm’s motion to dismiss, permitting all claims to proceed except the claim for fraud, as to which the appellate court granted leave to replead. On June 18, 2004, Goldman, Sachs & Co. moved for reargument or leave to appeal to the New York Court of Appeals, and by an order dated October 12, 2004, the Appellate Division granted leave to appeal.

The Goldman Sachs Group, Inc. has also been named as a defendant in a purported shareholder derivative action commenced in Delaware Court of Chancery on October 23, 2002 alleging that certain officers and directors of eBay, Inc. (who are also defendants), aided and abetted by The Goldman Sachs Group, Inc., breached their fiduciary duties and usurped corporate opportunities by receiving allocations of initial public offerings as customers of Goldman Sachs. Defendants moved to dismiss the complaint on December 23, 2002, but the motions were denied by a decision dated January 23, 2004.

The Goldman Sachs Group, Inc. has, together with other underwriters in certain offerings, received subpoenas and requests for documents and information from various governmental agencies and the U.S. House of Representatives Committee on Financial Services in connection with investigations relating to the public offering process. Goldman Sachs is cooperating with the investigations. On January 25, 2005, in connection with an investigation by the SEC of certain allocation practices employed by Goldman, Sachs & Co. and other firms, the SEC announced a settlement pursuant to which Goldman, Sachs & Co., without admitting or denying the allegations, (i) consented to the entry of an order permanently enjoining Goldman, Sachs & Co. from violating Rule 101 of Regulation M of the Securities Exchange Act of 1934, by inducing or attempting to induce customers receiving IPO allocations to buy additional shares in the aftermarket; and (ii) agreed to pay a penalty of $40 million. In connection with effectuation of the settlement, the SEC filed a civil action against Goldman, Sachs & Co. in the U.S. District Court for the Southern District of New York on January 25, 2005.

Stock Options Litigation

Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P. (now known as Goldman Sachs Execution & Clearing, L.P.), affiliates of The Goldman Sachs Group, Inc., are among the numerous market makers in listed equity options which have been named as defendants, together with five national securities exchanges, in a purported class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who purchased or sold listed equity options. The consolidated class action complaint, filed on October 4, 1999 (which consolidated certain previously pending actions and added Hull Trading Co. L.L.C. and other market makers as defendants), generally alleges that the defendants engaged in a conspiracy to preclude the multiple listing of certain equity options on the exchanges and seeks treble damages under the antitrust laws as well as injunctive relief. Certain of the parties, including Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P., have entered into a stipulation of settlement, subject to court approval, pursuant to which Hull Trading Co. L.L.C. will be required to pay an aggregate of $2.48 million and Spear, Leeds & Kellogg, L.P. an aggregate of $19.59 million. On February 14, 2001, the federal district court granted the motion of certain non-settling defendants for summary judgment. By a decision dated April 24, 2001, the district court ruled that in light of that order granting summary judgment, the court lacked jurisdiction to entertain the proposed settlement. Plaintiffs appealed, and by a decision dated January 9, 2003, the U.S. Court of Appeals for the Second Circuit affirmed the grant of summary judgment, but held that the decision did not divest the lower court of jurisdiction to entertain the proposed settlement, and remanded for further proceedings. By an Order dated March 17, 2003, the U.S. Court of Appeals denied plaintiffs’ motion for rehearing or rehearing en banc of the Court’s January 9, 2003 decision.

Iridium Securities Litigation

Goldman, Sachs & Co. has been named as a defendant in two purported class action lawsuits commenced, beginning on May 26, 1999, in the U.S. District Court for the District of Columbia brought on behalf of purchasers of Class A common stock of Iridium World Communications, Ltd. in a January 1999 underwritten secondary offering of 7,500,000 shares of Class A common stock at a price of $33.50 per share, as well as in the secondary market. The defendants in the actions include Iridium, certain of its officers and directors, Motorola, Inc. (an investor in Iridium) and the lead underwriters in the offering, including Goldman, Sachs & Co. On May 13, 2002, plaintiffs filed a consolidated amended complaint alleging substantively identical claims as the original complaints. On July 15, 2002, the defendants moved to dismiss the consolidated amended complaint, and by a decision dated August 31, 2004, the motion was denied. The complaints in both actions allege violations of the disclosure requirements of the federal securities laws and seek compensatory and/or rescissory damages. Goldman, Sachs & Co. underwrote 996,500 shares of common stock and Goldman Sachs International underwrote 320,625 shares of common stock for a total offering price of approximately $44 million.

On August 13, 1999, Iridium World Communications, Ltd. filed for protection under the U.S. bankruptcy laws.

World Online Litigation

Several lawsuits have been commenced in the Netherlands courts based on alleged misstatements and omissions relating to the initial public offering of World Online in March 2000. Goldman Sachs and ABN AMRO Rothschild served as joint global coordinators of the approximately €2.9 billion offering. Goldman Sachs International underwrote 20,268,846 shares and Goldman, Sachs & Co. underwrote 6,756,282 shares for a total offering price of approximately €1.16 billion.

On September 11, 2000, several Dutch World Online shareholders as well as a Dutch entity purporting to represent the interests of certain World Online shareholders commenced a proceeding in Amsterdam District Court against “ABN AMRO Bank N.V., also acting under the name of ABN AMRO Rothschild,” alleging misrepresentations and omissions relating to the initial public offering of World Online. The lawsuit seeks, among other things, the return of the purchase price of the shares purchased by the plaintiffs or unspecified damages. By a decision dated May 7, 2003, the court held that the claims failed and dismissed the complaint. The plaintiffs appealed, and by a decision dated October 7, 2004, the Amsterdam Court of Appeal affirmed dismissal of the complaint.

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

The lawsuit, brought by certain institutional purchasers of the notes, alleges that the prospectus issued in connection with the offering was false and misleading in violation of the disclosure requirements of the federal securities laws. The plaintiffs are seeking, among other things, unspecified damages. The underwriter defendants moved to dismiss the complaint on November 14, 2001. By a decision dated August 26, 2002, the federal district court denied the underwriter defendants’ motion to dismiss, and by a decision dated March 9, 2004 granted plaintiffs’ motion for class certification. On October 5, 2000, Owens Corning filed for protection under the U.S. bankruptcy laws.

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

On April 28, 2003, a final global settlement relating to investment research analysts’ alleged conflicts of interest and involving various of the leading securities firms operating in the United States, including The Goldman Sachs Group, Inc.’s U.S. broker-dealer subsidiary Goldman, Sachs &

Co., was announced. In that connection, without admitting or denying the allegations, findings or conclusions by various federal and state regulators, Goldman Sachs entered into consents, agreements and other definitive documentation with the SEC, the NYSE, the NASD and the Utah Division of Securities, to resolve their investigations of Goldman, Sachs & Co. relating to those matters. Pursuant to the final arrangements, Goldman, Sachs & Co. agreed, among other things, to (i) pay an aggregate of $25 million as penalties, (ii) pay an aggregate of $25 million as disgorgement of commissions and other monies, (iii) contribute an aggregate of $50 million over five years to provide independent third-party research to clients, (iv) contribute an aggregate of $10 million over five years for investor education, (v) adopt various additional policies, systems, procedures and other safeguards to ensure further the integrity of Goldman, Sachs & Co. investment research and (vi) be permanently restrained and enjoined from violating certain rules of the NYSE and the NASD relating to investment research activities. In connection with the global settlement, Goldman, Sachs & Co. also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. In connection with effectuation of the global settlement, in a civil action brought by the SEC in the U.S. District Court for the Southern District of New York against the settling firms, including Goldman, Sachs & Co., on October 31, 2003, the court entered a final judgment imposing the permanent restraint and injunction. In addition, Goldman, Sachs & Co. has entered into settlement stipulations with all 50 states and certain U.S. territories in connection with the global settlement. Current or future civil lawsuits implicating investment research analysts’ conflicts of interest were not settled as part of the global settlement. The global settlement also did not resolve potential charges involving individual employees, including supervisors, and regulatory investigations are continuing.

Goldman, Sachs & Co. is one of several investment firms that have been named as defendants in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with research coverage of certain issuers and seeking compensatory damages. In one such action, relating to coverage of RSL Communications, Inc. commenced on July 5, 2003, Goldman, Sachs & Co. moved to dismiss the complaint on January 13, 2004, and the motion was denied by a decision dated May 21, 2004. On November 9, 2004, plaintiffs moved for class certification. Goldman, Sachs & Co. is also a defendant in several actions relating to coverage of Exodus Communications, Inc. that commenced beginning in May 2003. The actions were consolidated, and on March 15, 2004, Goldman, Sachs & Co. moved to dismiss.

A purported shareholder derivative action was filed in New York Supreme Court, New York County on June 13, 2003 against The Goldman Sachs Group, Inc. and its board of directors, which, as amended, alleges that the directors breached their fiduciary duties in connection with the firm’s research as well as the firm’s IPO allocations practices. An amended complaint was filed on March 3, 2004.

The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Henry M. Paulson, Jr. have been named as defendants in a purported class action filed on July 18, 2003 and now pending in the U.S. District Court for the Southern District of New York on behalf of purchasers of The Goldman Sachs Group, Inc. stock from July 1, 1999 through May  7, 2002. The complaint alleges that defendants breached their fiduciary duties and violated the federal securities laws in connection with the firm’s research activities. The complaint seeks, among other things, unspecified compensatory damages and/or rescission. Defendants moved to dismiss the amended complaint on August 30, 2004.

On June 23, 2003, the West Virginia Attorney General filed an action against all of the settling securities firms in West Virginia Circuit Court, Marshall County, alleging violations of the West Virginia Consumer Credit and Protection Act in connection with their research activities and seeking monetary penalties. On August 25, 2003, defendants moved to dismiss the complaint and to disqualify the private law firms retained by the Attorney General in connection with the action. On May 6, 2004, the circuit court denied the motion to disqualify the private law firms. On July 23, 2004, the circuit court denied defendants’ motion to dismiss but certified the matter to the West Virginia Supreme Court to resolve the issue of whether the West Virginia Consumer Credit and Protection Act applies to the alleged activities. The West Virginia Supreme Court accepted the appeal by order dated January 19, 2005.

Enron Litigation Matters

Goldman Sachs affiliates are defendants in certain actions arising relating to Enron Corp., which filed for protection under the U.S. bankruptcy laws on December 2, 2001.

Goldman, Sachs & Co. and co-managing underwriters have been named as defendants in certain purported securities class and individual actions commenced beginning on December 14, 2001 in the U.S. District Court for the Southern District of Texas and California Superior Court brought by purchasers of $222,500,000 of Exchangeable Notes of Enron Corp. in August 1999. The notes were mandatorily exchangeable in 2002 into shares of Enron Oil & Gas Company held by Enron Corp. or their cash equivalent. The complaints also name as defendants certain past and present officers and directors of Enron Corp. and the company’s outside accounting firm. The complaints generally allege violations of the disclosure requirements of the federal securities laws and/or state law, and seek compensatory damages. Goldman, Sachs & Co. underwrote $111,250,000 principal amount of the notes. Goldman, Sachs & Co. moved to dismiss the class action complaint in the Texas federal court on March 15, 2004.

Several funds which allegedly sustained investment losses of approximately $125 million in connection with secondary market purchases of the Exchangeable Notes as well as Zero Coupon Convertible Notes of Enron Corp. commenced an action in the U.S. District Court for the Southern District of New York on January 16, 2002. As amended, the lawsuit names as defendants the underwriters of the August 1999 offering, the company’s outside accounting firm, various former officers and directors of Enron Corp., as well as other financial services firms, and alleges violations of the disclosure requirements of the federal securities laws, fraud and misrepresentation. By an Order dated June 24, 2002, the Judicial Panel on Multidistrict Litigation entered an order transferring that action to the Texas federal district court for purposes of coordinated or consolidated pretrial proceedings with other matters relating to Enron Corp. On March 20, 2002, Goldman, Sachs & Co. moved to dismiss the complaint. By a decision dated December 10, 2003, the motion was granted in part and denied in part; Goldman, Sachs & Co. has sought clarification and reconsideration of the decision.

The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. have been named as defendants in two substantively identical purported class actions filed on June 5, 2003 in Oregon Circuit Court, Multnomah County, on behalf of former shareholders of Portland General Corporation. The complaints generally allege that defendants breached their fiduciary duties in connection with Portland General’s 1997 merger with Enron Corp., in respect of which Goldman, Sachs & Co. acted as financial advisor to Portland General. The defendants also include Arthur Andersen, LLP, Andersen-U.S., and certain former officers and directors of Portland General. The complaints seek unspecified compensatory damages. In July 2003, defendants removed the actions to the U.S. District Court for the District of Oregon, and the actions have been transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Southern District of Texas for coordinated proceedings with other actions relating to Enron Corp. On February 25, 2004, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. moved to dismiss the action, and on August 5, 2004, the federal district court granted the motion to dismiss and denied plaintiffs’ motion to remand the actions to state court. On October 14, 2004, plaintiffs moved for reconsideration, and on November 10, 2004, the motion was denied.

On September 26, 2003, Enron North America Corp. commenced an adversary proceeding in the U.S. Bankruptcy Court for the Southern District of New York against Goldman Sachs Capital Markets, L.P., The Goldman Sachs Group, Inc. and its predecessor, The Goldman Sachs Group,

L.P., seeking to recover approximately $45 million and other unspecified damages in connection with the early termination in late 2001 of an agreement for the trading of over-the-counter derivatives between Enron North America Corp. and Goldman Sachs Capital Markets, L.P., whose obligations under the agreement were allegedly guaranteed by The Goldman Sachs Group, Inc. and The Goldman Sachs Group, L.P. In addition, on November 26, 2003, Enron Corp. filed an adversary proceeding in the U.S. District Court for the Southern District of New York against J. Aron & Company seeking to avoid certain guarantees issued by Enron Corp. in favor of J. Aron & Company allegedly guaranteeing obligations of Enron North America Corp. to J. Aron & Company. An agreement in principle has been reached to resolve both of these adversary proceedings.

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

Exodus Securities Litigation

By an amended complaint dated July 11, 2002, Goldman, Sachs & Co. and the other lead underwriters for the February 2001 offering of 13,000,000 shares of common stock and $575,000,000 of 5 1/4% convertible subordinated notes of Exodus Communications, Inc. were added as defendants in a purported class action pending in the U.S. District Court for the Northern District of California. The complaint, which also names as defendants certain officers and directors of Exodus Communications, Inc., alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages. On October 23, 2002, the underwriter defendants moved to dismiss the complaint. By a decision dated August 19, 2003, the district court granted the defendants’ motion to dismiss with leave to replead, and the plaintiffs filed a third amended complaint on January 15, 2004. On March 12, 2004, the underwriter defendants moved to dismiss the third amended complaint. Goldman, Sachs & Co. underwrote 5,200,000 shares of common stock for a total offering price of approximately $96,200,000, and $230,000,000 principal amount of the notes.

On September 26, 2001, Exodus Communications, Inc. filed for protection under the U.S. bankruptcy laws.

Montana Power Shareholders Litigation

Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. have been named as defendants in a purported class action commenced originally on October 1, 2001 in Montana District Court, Second Judicial District on behalf of shareholders of Montana Power Company. The complaint generally alleges that Montana Power Company violated Montana law by failing to procure shareholder approval of certain corporate strategies and transactions, that the company’s board breached its fiduciary duties in pursuing those strategies and transactions, and that Goldman, Sachs & Co. aided and abetted the board’s breaches and rendered negligent advice in its role as financial advisor to the company. The complaint seeks, among other things, compensatory damages. In addition to Goldman, Sachs & Co. and The Goldman Sachs Group, Inc., the defendants include Montana Power Company, certain of its officers and directors, an outside law firm for the Montana Power Company, and certain companies that purchased assets from Montana Power Company and its affiliates. The Montana state court denied motions to dismiss by a decision dated August 1, 2002. On July 18, 2003, following the bankruptcies of certain defendants in the action, defendants removed the action to federal court, the U.S. District Court for the District of Montana, Butte Division.

On October 26, 2004, a creditors’ committee of Touch America Holdings, Inc. brought an action against Goldman, Sachs & Co., The Goldman Sachs Group, Inc., and a former outside law firm for Montana Power Company in Montana District Court, Second Judicial District. The complaint asserts that Touch America Holdings, Inc. is the successor to Montana Power Corporation and alleges substantially the same claims as in the purported class action. Defendants removed the action to the federal district court on November 19, 2004. On January 14, 2005, defendants moved to dismiss the complaint.

WorldCom Bondholders Litigation

Goldman, Sachs & Co. and other underwriters of WorldCom, Inc. bonds have been named as defendants in certain purported securities class and individual actions commenced beginning in June 2002 alleging that the offering materials issued in connection with certain securities offerings were false and misleading. Certain of the lawsuits (some of which were originally filed in various state courts and removed to federal court) have been transferred by order of the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Southern District of New York, and similar requests for transfer are pending in other actions. Goldman, Sachs & Co. underwrote $75,000,000 principal amount out of a total principal amount of $5,000,000,000 of notes in a May 24, 2000 offering. Among the defendants in these actions in addition to the underwriters are WorldCom, Inc., certain of WorldCom, Inc.’s present or former officers and/or directors, and/or WorldCom, Inc.’s outside accounting firm. Each of these actions seeks, among other things, compensatory damages. The district court denied the underwriter defendants’ motion to dismiss by a decision dated May 19, 2003 and granted plaintiffs’ motion for class certification by an order dated October 24, 2003. On August 20, 2004, the underwriter defendants moved for summary judgment and plaintiffs cross-moved for partial summary judgment as to liability. By a decision dated December 15, 2004, the district court granted in part and denied in part the motions.

On May 10, 2004, plaintiffs entered into a definitive settlement agreement with Citicorp, Inc. and certain related parties, including as to claims asserted against such parties in respect of the 2000 offering in which Goldman, Sachs & Co. participated as a member of the syndicate. The settlement, pursuant to which the settling defendants have agreed to pay $2.65 billion (subsequently reduced to $2.575 billion), was approved by a decision dated November 12, 2004. The settlement does not resolve claims against the balance of the syndicate, including Goldman, Sachs & Co.

On July 21, 2002, WorldCom, Inc. filed for protection under the U.S. bankruptcy laws.

Global Crossing and Asia Global Crossing Securities Litigation

Goldman, Sachs & Co. has been named as a defendant in a consolidated class action lawsuit in the U.S. District Court for the Southern District of New York relating to various securities offerings by Global Crossing, Ltd. and Asia Global Crossing Ltd. in which Goldman, Sachs & Co. acted as an underwriter. The claims had originally been asserted in separate actions, reflected in an amended complaint filed on January 28, 2003 as to Global Crossing, Ltd. and in a complaint filed on November 8, 2002 as to Asia Global Crossing Ltd., but the claims were consolidated into a single amended complaint on August 11, 2003, which was further amended on March 22, 2004 (including to drop The Goldman Sachs Group, Inc. as a defendant). The consolidated action includes claims relating to Global Crossing, Ltd.’s concurrent April 2000 offerings of 43 million shares of common stock at $33 per share and 4.6 million shares (including the overallotment) of 6 3/4% cumulative preferred stock at $250 per share, as well as Asia Global Crossing Ltd.’s October 2000 initial public offering of 68,500,000 shares (including the overallotment) of common stock at a price of $7 per share. Goldman, Sachs & Co. acted as a co-lead underwriter of both Global Crossing, Ltd. offerings, underwriting 12.9 million shares of common stock and 1,840,000 shares of convertible preferred stock. Goldman, Sachs & Co. underwrote 20,670,000 shares of common stock in the Asia Global Crossing Ltd. offering for a total offering price of approximately $145 million. The claims assert violations of the disclosure requirements of the federal securities laws as to such offerings and seek compensatory and/or rescissory damages. The defendants as to such claims include certain officers and directors of Global Crossing, Ltd. and Asia Global Crossing Ltd. (who have since settled the claims against them), the lead and other underwriters in the offerings, and the company’s former outside auditors. On April 21, 2003, the underwriter defendants as to the Global Crossing, Ltd. offerings moved to dismiss the claims relating to such offerings; the motion was denied in significant part by a decision dated December 18, 2003. On July 23, 2004, the underwriter defendants as to the Asia Global Crossing Ltd. offering moved to dismiss the claims relating to that offering.

Global Crossing, Ltd. filed for protection under the U.S. bankruptcy laws on January 28, 2002, and Asia Global Crossing Ltd. filed for such protection on November 17, 2002.

Adelphia Communications Fraudulent Conveyance Litigations

Goldman, Sachs & Co. is among numerous entities named as defendants in two adversary proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors’ committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. The nearly identical complaints seek, among other things, to recover, as fraudulent conveyances, payments made allegedly by Adelphia Communications, Inc. and its affiliates to certain brokerage firms, including approximately $62.9 million allegedly paid to Goldman, Sachs & Co., in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc.

Specialist Matters

Spear, Leeds & Kellogg Specialists LLC (SLKS) and certain affiliates have received requests for information from the SEC, the NYSE and the U.S. Attorney’s Office for the Southern District of New York as part of an industry-wide investigation relating to activities of NYSE floor specialists in recent years. Goldman Sachs is cooperating with the requests.

On March 30, 2004, a final global settlement with the SEC and the NYSE was announced covering certain activities during the years 1999 through 2003 of certain specialist firms on the NYSE, including SLKS. Without admitting or denying the allegations, SLKS and the other specialist firms entered into settlements to resolve these SEC and NYSE investigations of the firms with respect to those activities. The SLKS settlement involves, among other things, (i) findings by the SEC and the NYSE that SLKS violated certain federal securities laws and NYSE rules, and in some cases failed to supervise certain individual specialists, in connection with trades that allegedly disadvantaged customer orders, (ii) a cease and desist order against SLKS, (iii) a censure of SLKS, (iv) SLKS’ agreement to pay an aggregate of $45.3 million in disgorgement and a penalty to be used to compensate customers, (v) certain undertakings with respect to SLKS’ systems and procedures, and (vi) SLKS’ retention of an independent consultant to review and evaluate certain of SLKS’ compliance systems, policies and procedures. Comparable findings were made and sanctions imposed in the settlements with other specialist firms. The settlement did not resolve the related private civil actions against SLKS and other firms or regulatory investigations involving individuals.

SLKS, Spear, Leeds & Kellogg, L.P. and The Goldman Sachs Group, Inc. are among numerous defendants named in purported class actions brought on behalf of investors beginning in October 2003 in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws and state common law in connection with NYSE floor specialist activities. The actions seek unspecified compensatory damages, restitution and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. Plaintiffs filed a consolidated amended complaint on September 16, 2004, and on November 16, 2004, defendants moved to dismiss the amended complaint.

Treasury Matters

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

Goldman, Sachs & Co. has been named as a defendant in a purported class action filed on March 10, 2004 in the U.S. District Court for the Northern District of Illinois on behalf of holders of short positions in 30-year U.S. Treasury futures and options on the morning of October 31, 2001. The complaint alleges that the firm purchased 30-year bonds and futures prior to the Treasury’s refunding announcement that morning based on non-public information about that announcement, and that such purchases increased the costs of covering such short positions. The complaint also names as defendants the Washington, D.C.-based political consultant who allegedly was the source of the information, a former Goldman, Sachs & Co. economist who allegedly received the information, and another company and one of its employees who also allegedly received and traded on the information prior to its public announcement. The complaint alleges violations of the federal commodities and antitrust laws, as well as Illinois statutory and common law, and seeks, among other things, unspecified damages including treble damages under the antitrust laws. On June 28, 2004, Goldman, Sachs & Co. moved to dismiss the complaint.

Mutual Fund Matters

Goldman, Sachs & Co. and certain mutual fund affiliates have received subpoenas and requests for information from various regulators including the SEC as part of the industry-wide investigation relating to the practices of mutual funds and their customers. Goldman, Sachs & Co. and its affiliates are cooperating with such requests.

The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and various asset management affiliates and employees have been named as defendants in several putative consolidated class and derivative actions commenced in the U.S. District Court for the Southern District of New York beginning in April 2004 by purported shareholders of certain Goldman Sachs mutual funds. The consolidated complaint also names as nominal defendants certain of the Goldman Sachs family of mutual funds. The cases are brought on behalf of all persons or entities which held shares in these mutual funds between April 2, 1999 and January 9, 2004, and allege violations of the Investment Company Act of 1940, the Investment Advisers Act of 1940 and common law breaches of fiduciary duty. The complaint alleges, among other things, that Goldman Sachs charged the mutual funds improper Rule 12b-1 fees, paid excessive brokerage commissions and made other undisclosed payments to brokers in exchange for selling shares of the mutual funds, and made untrue statements of material fact in registration statements and reports filed pursuant to the Investment Company Act. The complaint further alleges that the funds’ trustees, officers and directors breached their fiduciary duties by, among other things, failing to prevent such violations. The complaint seeks compensatory and punitive damages; rescission of the funds’ investment advisory agreements with Goldman Sachs and recovery of fees paid; an accounting of all fund-related fees, commissions and other payments; restitution of all unlawfully or discriminatorily-obtained fees and charges; and costs and expenses incurred in connection with these lawsuits.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 26, 2004.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2005, all of whom have been appointed by and serve at the pleasure of our board of directors.

Henry M. Paulson, Jr., 58

Mr. Paulson has been our Chairman and Chief Executive Officer since May 1999, and a director since August 1998. He was Co-Chairman and Chief Executive Officer or Co-Chief Executive Officer of The Goldman Sachs Group, L.P., our predecessor, from June 1998 to May 1999, and served as Chief Operating Officer from December 1994 to June 1998. Mr. Paulson is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of the Board of Directors of Catalyst. He also serves on the Advisory Board of the J.L. Kellogg Graduate School of Management at Northwestern University and is a member of the Board of the Dean’s Advisors of the Harvard Business School. Mr. Paulson is a member of the Advisory Board of the Tsinghua University School of Economics and Management and a member of the Governing Board of the Indian School of Business. He is also Chairman of the Board of Governors of The Nature Conservancy, Co-Chairman of the Asia/Pacific Council of The Nature Conservancy and Chairman Emeritus of The Peregrine Fund, Inc.

Lloyd C. Blankfein, 50

Mr. Blankfein has been our President and Chief Operating Officer since January 2004, and a director since April 2003. Prior to that, from April 2002 until January 2004, he was a Vice Chairman of Goldman Sachs, with management responsibility for the FICC Division and the Equities Division. Prior to becoming a Vice Chairman, he had been Co-Head of FICC since its formation in 1997. From 1994 until then, he headed or co-headed the J. Aron Currency and Commodities Division. Mr. Blankfein is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as Chairman of the Harvard University Financial Aid Task Force and as a member of the Executive Committee of the Harvard University Committee on University Resources, the Board of Trustees of the New York Historical Society, the Board of Overseers of the Weill Medical College of Cornell University and the Board of Directors of the Partnership for New York City and The Robin Hood Foundation.

Alan M. Cohen, 54

Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004. From 1991 until January 2004, he was a partner in the law firm of O’Melveny & Myers LLP. Mr. Cohen is also affiliated with the Chelsea Piers Scholarship Fund, a non-profit organization.

Edward C. Forst, 44

Mr. Forst has been an Executive Vice President of Goldman Sachs and our Chief Administrative Officer since February 2004. Prior to that, he was our Chief of Staff for FICC from November 2003 to February 2004 (after having served in that position earlier from July 2000 to March 2002), our Chief of Staff for the Equities Division from August 2003 to February 2004, and Co-Head of Global Credit Markets in FICC from March 2002 to August 2003. Prior to July 2000, Mr. Forst served as Co-Head of our Global Bank Debt business. Mr. Forst serves as Vice Chairman of the Board of Directors of The Bond Market Association and is currently its Chairman-elect, with his term as Chairman beginning as of July 1, 2005. He also serves as a corporation member of the Woods Hole Oceanographic Institution, a non-profit organization.

Robert S. Kaplan, 47

Mr. Kaplan has been a Vice Chairman of Goldman Sachs since April 2002. He served as global Co-Head of the Investment Banking Division from 1999 through April 2002 and was Co-Chief Operating Officer of global Investment Banking from 1998 to 1999. He became Head of the Americas Corporate Finance Department in 1994. Previously, he had been Head of Asia-Pacific Investment Banking from 1990 through 1993. Mr. Kaplan is a Director of Bed Bath & Beyond Inc., which is a public company. In addition, he is affiliated with certain non-profit organizations, including as Co-Chairman of the Board of The TEAK Fellowship, Co-Chairman of the Board of Project A.L.S. and a Director of the Harvard Medical School, the Harvard Center for Neurodegeneration and Repair, The Jewish Theological Seminary and The Jewish Museum.

Kevin W. Kennedy, 56

Mr. Kennedy has been our Executive Vice President — Human Capital Management since December 2001. From 1999 until 2001, he served as a member of the Executive Office. From 1994 to 1999, he served as Head of the Americas Group, in the Investment Banking Division, and, from 1988 to 1994, as Head of Corporate Finance. Mr. Kennedy is a life trustee and a former Chairman of the Board of Hamilton College, a Managing Director and Secretary and Treasurer of the Board of the Metropolitan Opera, a trustee of the New York Public Library, a member of the Board of Directors of the Wallace Foundation and an honorary trustee of the Chewonki Foundation.

Suzanne M. Nora Johnson, 47

Ms. Nora Johnson has been a Vice Chairman of Goldman Sachs since November 2004. She has served as chairman of the Global Market Institute since April 2004 and has headed our Global Investment Research Division since February 2002. Ms. Nora Johnson served as head of our global healthcare business in the Investment Banking Division from 1994 to 2002. She also serves on the boards of The Goldman Sachs Foundation, the Carnegie Institution of Washington, the University of Southern California, RAND Health, Technoserve, Children Now and Women’s World Banking, and is on an advisory council of Harvard Medical School.

Gregory K. Palm, 56

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and Head or Co-Head of the Legal Department since May 1992.

Esta E. Stecher, 47

Ms. Stecher has been an Executive Vice President of Goldman Sachs and our General Counsel and Co-Head of the Legal Department since December 2000. From 1994 to 2000, she was Head of the firm’s Tax Department, over which she continues to have senior oversight responsibility. She is also a trustee of Columbia University and a member of the Board of Directors of the Securities Industry Association.

David A. Viniar, 49

Mr. Viniar has been an Executive Vice President of Goldman Sachs and our Chief Financial Officer since May 1999. He has been the Head of Operations, Technology and Finance Division since December 2002. He was Head of the Finance Division and Co-Head of Credit Risk Management and Advisory and Firmwide Risk from December 2001 to December 2002. Mr. Viniar was Co-Head of Operations, Finance and Resources from March 1999 to December 2001. He was Chief Financial Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. From July 1998 until March 1999, he was Deputy Chief Financial Officer and from 1994 until July 1998, he was Head of Finance, with responsibility for Controllers and Treasury. From 1992 to 1994, he was Head of Treasury and prior to that was in the Structured Finance Department of Investment Banking. He also serves on the Board of Trustees of Union College.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during fiscal 2003 and 2004 is set forth under the caption “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of the Annual Report on Form 10-K. As of January 28, 2005, there were 5,660 holders of record of our common stock.

During fiscal 2003 and 2004, dividends of $0.12 per share of common stock were declared on December 18, 2002 and March 19, 2003, and dividends of $0.25 per share of common stock were declared on June 24, 2003, September 22, 2003, December 17, 2003, March 22, 2004, June 21, 2004 and September 20, 2004. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions declared by our board of directors.

The declaration of dividends by Goldman Sachs is subject to the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our board of directors may deem relevant. See “Business — Regulation” in Part I, Item 1 of the Annual Report on Form 10-K for a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries.

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the fourth quarter of our fiscal year ended November 26, 2004.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (2)	Share	or Programs (3)	Programs (3)

Month #1	299,000	$93.32	299,000	11,678,094
(August 28, 2004 to September 24, 2004)

Month #2	3,086,300	$94.43	3,086,300	8,591,794
(September 25, 2004 to October 29, 2004)

Month #3	2,199,200	$100.18	2,199,200	6,392,594
(October 30, 2004 to November 26, 2004)

Total (1)	5,584,500	$96.63	5,584,500

(1)	As a matter of policy, Goldman Sachs did not repurchase shares of its common stock as part of the repurchase program during the last 11 business days of the fourth quarter due to a standard self-imposed “black-out” period prior to the release of its quarterly earnings.

(2)	No shares were purchased other than through our publicly announced repurchase program during the fourth quarter of our fiscal year ended November 26, 2004.

(3)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 100 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004 and January 25, 2005. The repurchase program is intended to substantially offset increases in share count over time resulting from employee equity-based compensation and to help maintain our shareholders’ equity at appropriate levels. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Taking into account the increased authorization, the total remaining authorization under the repurchase program was 40,012,422 shares as of January 28, 2005; the repurchase program has no set expiration or termination date.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth in Part III, Item 12 of the Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The Selected Financial Data table is set forth in Part II, Item 8 of the Annual Report on Form  10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals.

Our activities are divided into three segments:

•	Investment Banking. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals.

•	Trading and Principal Investments. We facilitate customer transactions with a diverse group of corporations, financial institutions, governments and individuals and take proprietary positions through market making in, and trading of, fixed income and equity products, currencies, commodities and derivatives on such products. In addition, we engage in floor-based and electronic market making as a specialist on U.S. equities and options exchanges and we clear customer transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investment activities, we make principal investments directly and through funds that we raise and manage.

•	Asset Management and Securities Services. We offer a broad array of investment strategies, advice and planning across all major asset classes to a diverse group of institutions and individuals worldwide, and provide prime brokerage, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide.

Unless specifically stated otherwise, all references to 2004, 2003 and 2002 refer to our fiscal years ended, or the dates, as the context requires, November 26, 2004, November 28, 2003 and November 29, 2002, respectively.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries. References herein to the Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 26, 2004.

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. Important factors, among others, that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements are discussed below under “— Certain Factors That May Affect Our Business” as well as “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form 10-K.

Executive Overview

Our diluted earnings per share were $8.92 for 2004, a 52% increase compared with 2003. Return on average tangible shareholders’ equity was 25.2% (1) and return on average shareholders’ equity was 19.8%. Our results in 2004 reflected strong growth in Trading and Principal Investments, Asset Management and Securities Services, and Investment Banking. The increase in Trading and

(1)	Return on average tangible shareholders’ equity is computed by dividing net earnings by average monthly tangible shareholders’ equity. See “— Results of Operations” included below for further information regarding our calculation of return on average tangible shareholders’ equity.

Principal Investments reflected significantly higher net revenues in Fixed Income, Currency and Commodities (FICC), as all major businesses and regions performed well in a generally favorable environment. Net revenues in our Principal Investments business also increased significantly, due to an unrealized gain on our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG), as well as gains from other corporate principal investments. In addition, Equities net revenues improved, primarily reflecting higher customer-driven activity and favorable market conditions early in 2004, but results remained below the peak levels achieved in 2001 and 2000. Equities operated in a less favorable environment after our first fiscal quarter of 2004, as volatility levels continued to decline and markets generally lacked direction before moving higher in the last several weeks of our fiscal year. Asset Management and Securities Services generated strong net revenue growth, primarily reflecting higher average assets under management, increased incentive fees and significantly higher customer balances in Securities Services. In Investment Banking, net revenues increased for the first time in three years, highlighted by strong growth in our Financial Advisory and Equity Underwriting businesses, primarily reflecting an increase in industry-wide corporate activity. Our investment banking backlog at the end of 2004 was higher than at the end of 2003.(2)

Our operating results in 2004 reflected improvement in the economic environment as well as a number of trends that have emerged in recent years. We continued to see increased trading and investing opportunities for our clients and ourselves in 2004 and, consequently, we increased our market risk during the year to capitalize on these opportunities. Our Investment Banking results reflected our best performance in three years as corporate activity began to recover, although competitive pressures remained. In our Equities business, although our results were higher compared with 2003 as customer-driven activity improved, commission rates continued to decline and demands for us to commit capital remained significant. In the regulatory environment, financial services firms continued to be under intense scrutiny, with the scope of such scrutiny unabated in the last year. Consequently, the volume and amount of claims against financial institutions and other related costs remained significant in 2004. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high.

Though our operating results were strong in 2004, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of these trends and other factors affecting our businesses, see “— Certain Factors That May Affect Our Business” included below as well as “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form  10-K.

Business Environment

As an investment banking, securities and investment management firm, our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. A favorable business environment is generally characterized by low inflation, low and declining interest rates, and strong equity markets. Over the business cycle, these factors provide a positive climate for our investment banking activities, for many of our trading businesses and for wealth creation, which contributes to growth in our asset management business. Although geopolitical uncertainty continued and inflation was slightly higher, interest rates, although rising, remained low, merger activity improved, and global equity prices, although spending much of the year in a fairly narrow range, generally increased. For a further discussion of how market conditions can affect our businesses, see “— Certain Factors That May Affect Our Business” included below as well as “Business — Certain Factors That May Affect Our

(2)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business” in Part I, Item 1 of the Annual Report on Form 10-K. A further discussion of the business environment in 2004 is set forth below.

Global. After improving during the second half of 2003, growth in the global economy continued to improve during 2004, with worldwide real gross domestic product in the calendar year growing at one of its highest rates in the last twenty years. The pace of growth was particularly strong in the first half of 2004, but slowed throughout the remainder of the year. The Japanese economy grew very strongly early in 2004 but slowed significantly after the first quarter. After rising early in our fiscal year, global equity markets spent much of the year in a fairly narrow range, but many of the major markets rallied beginning in late October, leading to solid gains over the year. Although the U.S. Federal Reserve began to raise its federal funds rate target in June 2004, fixed income markets generally performed well, as long-term bond yields ended the year close to, or below the levels at the beginning of the year, and corporate credit spreads remained tight. In the currency markets, the U.S. dollar weakened further against the major currencies, though the weakening was generally smaller than in 2003 and occurred largely at the end of our fiscal year. Corporate activity, as measured by industry-wide completed and announced mergers and acquisitions as well as equity underwriting volumes, increased significantly during the year, reflecting the continued economic recovery and strengthening equity markets. In addition, industry-wide debt origination volumes remained strong.

United States. The U.S. economy grew at a strong pace during the year. Real gross domestic product in the 2004 calendar year rose by approximately 4.4%. Although quarterly growth fell from the very high level seen in the third quarter of 2003, it remained strong throughout the year. A brief softening in consumer spending led to a decline in quarterly real gross domestic product growth during the second calendar quarter, but the pace of economic growth appears to have accelerated again in subsequent quarters. Strong economic and productivity growth contributed to strong corporate profit growth during the year. Inflation increased throughout the year. In response to the improving environment and rising inflation, the U.S. Federal Reserve raised the federal funds rate target by 25 basis points in June, and subsequently raised rates a further 75 basis points by the end of our fiscal year to 2.0%. Despite rising short-term interest rates, long-term yields moved higher only briefly, for several months around midyear, and ended the year close to levels at the beginning of the year. With the U.S. dollar weakening further, financial conditions remained supportive of economic activity. The Dow Jones Industrial Average, the S&P 500 Index and the Nasdaq Composite Index increased 8%, 12% and 7%, respectively, during our fiscal year.

Europe. Economic conditions improved in Europe during 2004. Real gross domestic product growth in the Eurozone economies rose to approximately 1.8% in the 2004 calendar year, a significant improvement from the previous two years, as domestic demand rose and export performance improved. Growth in the Eurozone economies appears to have been stronger in the first half of the year than the second half of the year, as consumer spending slowed from the strong first quarter, and the strengthening euro, in part, restrained economic activity later in the year. The European Central Bank left interest rates unchanged through the year, but long-term bond yields fell significantly in response to signs of softer economic activity and the sharp rise in the euro in late 2004. The U.K. economy recorded strong growth in 2004, though real gross domestic product growth slowed significantly during the third quarter. After starting to raise interest rates in November 2003, the Bank of England raised interest rates during 2004 by 100 basis points. The FTSE 100 Index increased 9% during our fiscal year.

Asia. Japan’s economy grew very strongly in early 2004, though the pace of growth slowed significantly after the first calendar quarter, as investment spending and export growth slowed. Despite slowing after the first quarter, consumer spending growth remained strong through much of 2004 and corporate profitability continued to improve. The Bank of Japan continued to provide substantial liquidity to the market and continued to hold short-term interest rates at zero percent through the year. The Ministry of Finance ceased intervention to support the Japanese yen in March 2004 and the yen remained generally strong. Bond yields rose significantly in the middle of the year but subsequently declined in line with global trends, while the Nikkei 225 Index increased 7% during our fiscal year.

Growth in other Asian economies remained very strong in 2004, reflecting strong global demand growth, though the pace of economic growth appears to have peaked in many economies around the middle of the year. China’s growth generally remained firm, though the pace of growth slowed in the middle of the year, as administrative measures to slow certain parts of the economy had a dampening effect on investment spending. Inflation generally rose throughout the year and, in October, the Central Bank of China increased interest rates for the first time since July 1995, raising its benchmark lending rate by 27 basis points.

Certain Factors That May Affect Our Business

We face a variety of risks that are substantial and inherent in our businesses, including market, credit, liquidity, operational, legal and regulatory risks. For a discussion of how management seeks to manage some of these risks, see “— Risk Management” included below. A summary of some of the important factors that could affect our business follows below. For a further discussion of these and other important factors that could affect our business, see “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form 10-K.

Market Conditions and Market Risk. Our businesses are materially affected by conditions in the global financial markets and economic conditions generally. Business conditions continued to improve in 2004, after improving somewhat during the second half of 2003: the number and size of equity underwritings and completed mergers and acquisitions transactions increased significantly in 2004, after declining for three straight years, and fixed income origination levels remained strong; fixed income market conditions remained generally favorable, as interest rates, although rising, remained low by historical standards, and corporate credit spreads remained narrow; and in the global equity markets, although volatility levels and commission rates continued to decline, price levels and volumes were generally stronger.

Adverse or uncertain economic and market conditions have in the past adversely affected, and may in the future adversely affect, our business and profitability in many ways, including the following:

•	We have been operating in a low interest rate market for the past several years. Increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses.

•	We have been committing increasing amounts of capital in many of our businesses and generally maintain large trading, specialist and investment positions. Market fluctuations and volatility may adversely affect the value of those positions or may reduce our willingness to enter into new transactions. Conversely, our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses.

•	Industry-wide declines in the size and number of underwritings and mergers and acquisitions and increased price competition may have an adverse effect on our revenues and, because we may be unable to reduce expenses correspondingly, our profit margins. In particular, because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decrease in the number of large transactions due to uncertain or unfavorable market conditions may adversely affect our investment banking business.

•	Reductions in the level of the equity markets also tend to reduce the value of our clients’ portfolios, which in turn may reduce the fees we earn for managing assets. Even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and, therefore, in the incentive and management fees we receive.

•	Concentration of risk increases the potential for significant losses in our market-making, proprietary trading, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our proprietary trading businesses or commit capital to facilitate primarily client-driven business. For example, large blocks of stock are increasingly being sold in block trades rather than on a marketed basis, which increases the risk Goldman Sachs may be unable to resell the purchased securities at favorable prices. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for others in the industry. We also regularly enter into large transactions as part of our trading businesses. The number and size of such transactions may affect our results of operations in a given period.

•	The volume of transactions that we execute for our customers and as a specialist may decline, which would reduce the revenues we receive from commissions and spreads. In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in trading losses and an increased need for liquidity. Weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our trading businesses and impair the value of our goodwill and identifiable intangible assets. For a further discussion of our goodwill and identifiable intangible assets, see “—Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” included below.

•	If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses. Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

Credit Risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth of the entities to which we have credit exposure. As a clearing member firm, we finance our customer positions and we could be held responsible for the defaults or misconduct of our customers. In addition, we have experienced, due to competitive factors, pressure to extend credit and price more aggressively the credit risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

Liquidity Risk. Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries or an inability to sell assets. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain bilateral provisions in some of our trading and collateralized financing contracts. Under such provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. For a discussion of the potential impact on Goldman Sachs of a reduction in our credit ratings, see “— Capital and Funding — Credit Ratings” included below.

Operational Risk. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies, and the transactions we process have become increasingly complex. Shortcomings or failures in our internal processes, people or systems could lead to, among other consequences, financial loss and reputational damage. In addition, despite the contingency plans we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by Goldman Sachs or third parties with which we conduct business.

Legal and Regulatory Risk. Substantial legal liability or a significant regulatory action against Goldman Sachs could have material adverse financial effects or cause significant reputational harm to Goldman Sachs, which in turn could seriously harm our business prospects. Firms in the financial services industry have been operating in a difficult regulatory environment. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions have been increasing. For a discussion of how we account for our legal and regulatory exposures, see “— Use of Estimates” included below.

Critical Accounting Policies

Fair Value

“Total financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” in the consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our financial statements and is our most critical accounting policy. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:

Financial Instruments by Category
 (in millions)

	As of November
	2004			2003
			Financial			Financial
	Financial		Instruments Sold,	Financial		Instruments Sold,
	Instruments		But Not Yet	Instruments		But Not Yet
	Owned, At		Purchased, At	Owned, At		Purchased, At
	Fair Value		Fair Value	Fair Value		Fair Value

Cash trading instruments	$143,376		$68,096	$110,157		$60,813
Derivative contracts	62,495		64,001	45,733		41,886
Principal investments	4,654	(1)	—	3,755	(1)	—

Total	$210,525		$132,097	$159,645		$102,699

(1)	Excludes assets of $1.28 billion and $1.07 billion in consolidated employee-owned merchant banking funds as of November 2004 and November 2003, respectively.

Cash Trading Instruments. Fair values of our cash trading instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued in this manner include U.S. government and agency securities, other sovereign government obligations, liquid mortgage products, investment-grade corporate bonds, listed equities, money market securities, state, municipal and provincial obligations, and physical commodities.

Certain cash trading instruments trade infrequently and, therefore, have little or no price transparency. Such instruments may include certain high-yield debt, corporate bank loans, mortgage whole loans and distressed debt. We value these instruments using methodologies such as the present value of known or estimated cash flows and generally do not adjust underlying valuation assumptions unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios and changes in credit ratings of the underlying companies).

The following table sets forth the valuation of our cash trading instruments by level of price transparency:

Cash Trading Instruments by Price Transparency
 (in millions)

	As of November
	2004		2003
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$130,908	$67,948	$102,306	$60,673
Little or no price transparency	12,468	148	7,851	140

Total	$143,376	$68,096	$110,157	$60,813

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

Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:

Derivative Assets and Liabilities
 (in millions)

	As of November
	2004		2003
	Assets	Liabilities	Assets	Liabilities

Exchange-traded derivatives	$5,464	$5,905	$5,182	$6,339
OTC derivatives	57,031	58,096	40,551	35,547

Total (1)	$62,495	$64,001	$45,733	$41,886

(1)	The fair values of our derivative assets and liabilities include cash we have paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements) and may change significantly from period to period based on, among other factors, changes in our trading positions and market movements.

Fair values of our exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. We use a variety of valuation models including the present value of known or estimated cash flows, option-pricing models and option-adjusted spread models. The valuation models that we use to derive the fair values of our OTC derivatives require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. The selection of a model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Where possible, we verify the values produced by our pricing models to market transactions. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model selection does not involve significant judgment because market prices are readily available. For OTC derivatives that trade in less liquid markets, model selection requires more judgment because such instruments tend to be more complex and pricing information is less available in the market. As markets continue to develop and more pricing information becomes available, we continue to review and refine the models that we use.

At the inception of an OTC derivative contract (day one), we value the contract at the model value if we can verify all of the significant model inputs to observable market data and verify the model to market transactions. When appropriate, valuations are adjusted to reflect various factors such as liquidity, bid/offer and credit considerations. These adjustments are generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine these adjustments.

Where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions, we value the contract at the transaction price at inception and, consequently, record no day one gain or loss in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

Following day one, we adjust the inputs to our valuation models only to the extent that changes in such inputs can be verified by similar market transactions, third-party pricing services and/or broker quotes or can be derived from other substantive evidence such as empirical market data. In circumstances where we cannot verify the model to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
 (in millions)

	As of November 2004
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,475	$451	$5,682	$4,250	$12,743	$24,601
Currencies	9,570	1,499	3,670	2,320	1,198	18,257
Commodities	2,943	1,164	5,581	1,108	160	10,956
Equities	1,311	813	457	634	2	3,217

Total	$15,299	$3,927	$15,390	$8,312	$14,103	$57,031

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,854	$789	$7,366	$7,136	$5,658	$22,803
Currencies	9,577	1,580	4,456	2,755	1,184	19,552
Commodities	3,791	1,425	4,522	814	107	10,659
Equities	1,409	1,304	1,114	1,084	171	5,082

Total	$16,631	$5,098	$17,458	$11,789	$7,120	$58,096

	As of November 2003
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,470	$160	$4,017	$4,332	$9,541	$19,520
Currencies	5,486	1,230	4,069	1,842	897	13,524
Commodities	1,538	645	1,648	473	159	4,463
Equities	1,276	637	675	329	127	3,044

Total	$9,770	$2,672	$10,409	$6,976	$10,724	$40,551

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,026	$381	$3,896	$2,894	$2,475	$11,672
Currencies	5,993	1,121	2,951	2,949	828	13,842
Commodities	2,059	921	1,461	232	183	4,856
Equities	3,267	669	1,027	182	32	5,177

Total	$13,345	$3,092	$9,335	$6,257	$3,518	$35,547

We enter into certain OTC option transactions that provide us or our counterparties with the right to extend the maturity of the underlying contract. The fair value of these option contracts is not material to the aggregate fair value of our OTC derivative portfolio. In the tables above, for option contracts that require settlement by delivery of an underlying derivative instrument, the classification of the remaining contractual maturity is generally based upon the maturity date of the underlying derivative instrument. In those instances when the underlying instrument does not have a maturity date or either counterparty has the right to settle in cash, the remaining contractual maturity date is generally based upon the option expiration date.

Price transparency for OTC derivative model inputs varies depending on, among other factors, product type, maturity and the complexity of the contract. Price transparency for interest rate and currency contracts varies by the underlying currencies, with the currencies of the leading industrialized nations having the most price transparency. Price transparency for commodity contracts varies by type of underlying commodity. Price transparency for equity contracts varies by market, with the equity markets of the leading industrialized nations having the most price transparency. Price transparency is inherently more limited for more complex structures because they often combine one or more product types, requiring additional inputs such as correlations and volatilities.

Principal Investments. In valuing our corporate and real estate principal investments, we separate our portfolio into investments in private companies, investments in public companies (excluding our investment in the convertible preferred stock of SMFG) and our investment in SMFG.

The following table sets forth the carrying value of our principal investments portfolio:

Principal Investments
 (in millions)

	As of November
	2004			2003
	Corporate	Real Estate	Total	Corporate	Real Estate	Total

Private	$935	$769	$1,704	$1,054	$757	$1,811
Public	343	51	394	219	42	261

Subtotal	1,278	820	2,098	1,273	799	2,072
SMFG convertible preferred stock (1)	2,556	—	2,556	1,683	—	1,683

Total (2)	$3,834	$820	$4,654	$2,956	$799	$3,755

(1)	The fair value of our Japanese yen-denominated investment in SMFG convertible preferred stock includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar carrying value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(2)	Excludes assets of $1.28 billion and $1.07 billion in consolidated employee-owned merchant banking funds as of November 2004 and November 2003, respectively.

Our private principal investments, by their nature, have little or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

Our public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices discounted for restrictions on sale. If liquidating a position is reasonably expected to affect market prices, valuations are adjusted accordingly based on predetermined written policies.

Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity and the downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear. During the fiscal year, the fair value of our investment increased 42% (expressed in Japanese yen), primarily due to an increase in the SMFG common stock price and the passage of time in respect of the transfer restrictions on the underlying common stock.

Goldman Sachs has the right to convert our preferred stock investment in SMFG into shares of SMFG common stock beginning on February 8, 2005. The current conversion price is ¥322,300, but this price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥106,300). Our convertible preferred investment is generally nontransferable. One-third of the underlying shares of SMFG common stock will become transferable on February 8, 2005, with the remaining shares of common stock becoming transferable in equal installments on February 7, 2006 and February 7, 2007. In addition, restrictions on our ability to hedge the underlying common stock will lapse in three equal annual installments beginning on February 7, 2005.

Controls Over Valuation of Financial Instruments. Proper controls, independent of the trading and principal investing functions, are fundamental to ensuring that our financial instruments are appropriately and consistently valued and that fair value measurements are reliable. This is particularly important in valuing instruments with lower levels of price transparency.

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading functions, is responsible for the oversight of control and valuation policies and procedures and reporting the results of such work to the Audit Committee. We seek to maintain the necessary resources, with the appropriate experience and training, to ensure that control and independent price verification functions are performed to the highest standards. In addition, we employ procedures for the approval of new transaction types and markets, independent price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. For a further discussion of how we manage the risks inherent in our trading and principal investing businesses, see “— Risk Management” included below.

Goodwill and Identifiable Intangible Assets

As a result of our business combinations, principally with SLK LLC (SLK) in fiscal 2000, we have acquired goodwill and identifiable intangible assets. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

Goodwill. We test the goodwill in each of our operating segments for impairment at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” by comparing the estimated fair value of each operating segment with its estimated net book value. We derive the fair value of each of our operating segments primarily based on price-earnings multiples. We derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the assets of each operating segment. Our last annual impairment test was performed during our fiscal 2004 fourth quarter and no impairment was identified.

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
 (in millions)

	As of November
	2004	2003

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125

Trading and Principal Investments
FICC	135	117
Equities (1)	2,382	2,384
Principal Investments	—	—

Asset Management and Securities Services
Asset Management (2)	423	419
Securities Services	117	117

Total	$3,182	$3,162

(1)	Primarily related to our combinations with SLK and The Hull Group.

(2)	Primarily related to our combination with The Ayco Company, L.P. (Ayco).

Identifiable Intangible Assets. We amortize our identifiable intangible assets over their estimated useful lives in accordance with SFAS No. 142, and test for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

During the fiscal fourth quarter of 2003, the American Stock Exchange, the Chicago Board Options Exchange and the Philadelphia Stock Exchange all announced proposed restructuring plans and continued to experience loss of market share to the International Securities Exchange, which became the leading U.S. options exchange during 2003. Consequently, we tested our related option specialist rights for impairment during the fourth quarter of 2003, and recognized an impairment charge of $133 million. The estimated fair value of the option specialist rights was derived from estimated discounted cash flows. We also surrendered certain option specialist rights in earlier quarters of 2003, recognizing total charges of $20 million. There were no intangible asset impairments in fiscal 2004.

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
 ($ in millions)

	As of November
	2004		2003
		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$828	7 – 20	$880
New York Stock Exchange (NYSE) specialist rights	607	23 – 26	636
Exchange-traded fund (ETF) and option specialist rights	121	23	130
Other (2)	133	3 – 8	174

Total	$1,689		$1,820

(1)	Primarily includes our clearance and execution and Nasdaq customer lists acquired in our combination with SLK and financial counseling customer lists acquired in our combination with Ayco.

(2)	Primarily includes technology-related assets acquired in our combination with SLK.

A prolonged period of weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets. In addition, an announced restructuring by the NYSE or any other exchange on which we hold specialist rights or an adverse action or assessment by a regulator could indicate a potential impairment of the associated identifiable intangible assets.

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates is also important in determining provisions for potential losses that may arise from litigation and regulatory proceedings and tax audits. We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different.

Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case, our experience and the experience of others in similar cases, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K for information on our judicial, regulatory and arbitration proceedings.

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. For a further discussion of the impact of economic and market conditions on our results of operations, see “— Business Environment” and “— Certain Factors That May Affect Our Business” included above, and “— Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form 10-K.

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
 ($ in millions, except per share amounts)

	Year Ended November
	2004	2003	2002

Net revenues	$20,550	$16,012	$13,986
Pre-tax earnings	6,676	4,445	3,253
Net earnings	4,553	3,005	2,114
Diluted earnings per share	8.92	5.87	4.03
Return on average shareholders’ equity (1)	19.8%	15.0%	11.3%
Return on average tangible shareholders’ equity (2)	25.2%	19.9%	15.3%

(1)	Return on average shareholders’ equity is computed by dividing net earnings by average monthly shareholders’ equity.

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. We believe that return on average tangible shareholders’ equity is a meaningful measure of performance because it excludes the portion of our shareholders’ equity attributable to goodwill and identifiable intangible assets. As a result, this calculation measures corporate performance in a manner that treats underlying businesses consistently, whether they were acquired or developed internally. Return on average tangible shareholders’ equity is computed by dividing net earnings by average monthly tangible shareholders’ equity.

The following table sets forth the reconciliation of average shareholders’ equity to average tangible shareholders’ equity:

	Year Ended November
	2004	2003	2002
	(in millions)

Average shareholders’ equity	$22,975	$20,031	$18,659
Deduct: Average goodwill and identifiable intangible assets	(4,918)	(4,932)	(4,837)

Average tangible shareholders’ equity	$18,057	$15,099	$13,822

Net Revenues

2004 versus 2003. Our net revenues were $20.55 billion in 2004, an increase of 28% compared with 2003, reflecting strong growth in Trading and Principal Investments, Asset Management and Securities Services, and Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, as all major businesses and regions performed well in a generally favorable environment. Net revenues in our Principal Investments business also increased significantly, due to an unrealized gain on our investment in the convertible preferred stock of SMFG, as well as gains from other corporate principal investments. In addition, Equities net revenues improved, primarily reflecting higher customer-driven activity and favorable market conditions early in 2004. Equities operated in a less favorable environment after our first fiscal quarter of 2004, as volatility levels continued to decline and markets generally lacked direction before moving higher in the last several weeks of our fiscal year. Asset Management and Securities Services generated strong revenue growth, primarily reflecting higher average assets under management, increased incentive fees and significantly higher customer balances in Securities Services. In Investment Banking, net revenues also increased, highlighted by strong growth in both our Financial Advisory and Equity Underwriting businesses, primarily reflecting an increase in industry-wide corporate activity.

2003 versus 2002. Our net revenues were $16.01 billion in 2003, an increase of 14% compared with 2002, primarily reflecting higher net revenues in Trading and Principal Investments. The increase in Trading and Principal Investments net revenues was primarily driven by FICC, which operated in a generally favorable environment throughout 2003, and by Principal Investments, which included an unrealized gain on our investment in the convertible preferred stock of SMFG. Net revenues in Asset Management and Securities Services increased 14% compared with 2002, primarily reflecting higher average assets under management and higher customer balances in Securities Services. Net revenues in Investment Banking declined 4% compared with 2002, due to generally lower levels of corporate activity.

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

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
 ($ in millions)

	Year Ended November
	2004	2003	2002

Compensation and benefits	$9,591	$7,393	$6,744
Amortization of employee initial public offering and acquisition awards	61	122	293
Non-compensation expenses	4,222	4,052	3,696

Total operating expenses	$13,874	$11,567	$10,733

Employees at year end (1)	20,722	19,476	19,739

(1)	Excludes 1,206, 1,228 and 876 employees as of November 2004, November 2003 and November 2002, respectively, of Goldman Sachs’ consolidated property management and loan servicing subsidiaries. Compensation and benefits includes $164 million, $134 million and $140 million for the years ended November 2004, November 2003 and November 2002, respectively, attributable to these subsidiaries, the majority of which is reimbursed to Goldman Sachs by the investment funds for which these companies manage properties and perform loan servicing. Such reimbursements are recorded in net revenues. All three years exclude employees of certain consolidated entities that are held for investment purposes only.

2004 versus 2003. Operating expenses were $13.87 billion for 2004, 20% above 2003. Compensation and benefits expenses of $9.59 billion increased 30% compared with 2003, due to higher discretionary compensation, reflecting higher net revenues, and increased employment levels. The ratio of compensation and benefits to net revenues for 2004 was 46.7% compared with 46.2% for 2003. Employment levels increased 6% compared with November 2003. The adoption of the recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” in fiscal 2003 did not have a material effect on our results of operations in 2004 or 2003, because substantially all of the employee equity-based compensation granted for each year was in the form of restricted stock units. See Note 2 and Note 12 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our stock-based compensation.

Non-compensation-related expenses of $4.22 billion for 2004 increased 4% compared with 2003. Other expenses included net provisions for litigation and regulatory proceedings of $103 million for 2004 compared with $159 million for 2003. Excluding these provisions, other expenses increased $258 million, primarily due to the acquisition of consolidated entities held for investment purposes, increased levels of business activity and higher charitable contributions. Brokerage, clearing and exchange fees increased, reflecting higher transaction volumes in certain of our businesses, and market development expenses were higher, primarily reflecting $62 million in connection with our establishment of Goldman Sachs Gao Hua Securities Company Limited in China, as well as higher levels of business activity. In addition, professional fees were higher, primarily due to higher legal and consulting fees. These increases were partially offset by decreased amortization of identifiable intangible assets (2003 included impairment charges of $188 million, primarily in respect of option specialist rights) as well as lower occupancy and depreciation and amortization expenses. Total exit costs associated with reductions in our global office space, which were included in occupancy and depreciation and amortization expenses, were $41 million for 2004 compared with $153 million for 2003. See “—Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” included above for a discussion of our impairment charges in respect of option specialist rights and “— Capital and Funding — Contractual Obligations and Contingent Commitments,” included below, for a discussion of our excess office space.

2003 versus 2002. Operating expenses were $11.57 billion for 2003, 8% above 2002. Compensation and benefits expenses of $7.39 billion increased 10% compared with 2002, with higher discretionary compensation more than offsetting lower levels of employment. The ratio of compensation and benefits to net revenues for 2003 was 46.2%, down from 48.2% for 2002, in part reflecting lower employment levels in 2003, which decreased 1% compared with November 2002. Excluding employees associated with our combination with Ayco, employment levels were down 7% from November 2002. Effective for fiscal 2003, we began to account for stock-based compensation in accordance with the fair-value method prescribed by SFAS No. 123, using the prospective adoption method. The adoption of the recognition provisions of SFAS No. 123 did not have a material effect on our results of operations because substantially all of the employee equity-based compensation granted for 2003 was in the form of restricted stock units. See Note 2 and Note 12 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our stock-based compensation.

Non-compensation-related expenses of $4.05 billion for 2003 increased 10% compared with 2002. This increase was primarily due to (i) higher other expenses, which included net provisions of $159 million for a number of litigation and regulatory proceedings; (ii) increased amortization of identifiable intangible assets, reflecting impairment charges of $188 million, primarily in respect of option specialist rights; and (iii) exit costs of $153 million associated with reductions in our global office space. These exit costs were primarily reflected in occupancy expenses, with the balance in depreciation and amortization expenses. Excluding the aggregate charges of $500 million described above, our 2003 non-compensation expenses declined slightly compared with 2002, reflecting lower depreciation and amortization, communications and technology, and market development expenses, and brokerage, clearing and exchange fees, partially offset by higher professional fees, primarily reflecting increased legal fees. The expense declines were primarily due to the impact of reduced employment levels, lower levels of business activity and continued cost-containment discipline.

Provision for Taxes

The effective income tax rate for 2004 was 31.8%, down from 32.4% for 2003. The change in the effective income tax rate for 2004 compared with 2003 reflected a decrease in state and local taxes and the effect of audit settlements. The effective income tax rate for 2003 of 32.4% was down from 35.0% in 2002. The decline in the effective income tax rate for 2003 compared with 2002 was primarily due to an increase in tax credits and a decrease in state and local taxes.

Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our tax credits and the effect of tax audits. Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets. See Note 13 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our provision for taxes.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
 (in millions)

		Year Ended November
		2004	2003	2002

Investment Banking	Net revenues	$3,374	$2,711	$2,830
	Operating expenses	2,973	2,504	2,454

	Pre-tax earnings	$401	$207	$376

Trading and Principal	Net revenues	$13,327	$10,443	$8,647
Investments	Operating expenses	8,287	6,938	6,505

	Pre-tax earnings	$5,040	$3,505	$2,142

Asset Management and	Net revenues	$3,849	$2,858	$2,509
Securities Services	Operating expenses	2,430	1,890	1,562

	Pre-tax earnings	$1,419	$968	$947

Total	Net revenues	$20,550	$16,012	$13,986
	Operating expenses (1)	13,874	11,567	10,733

	Pre-tax earnings	$6,676	$4,445	$3,253

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $19 million, $80 million and $212 million for the years ended November 2004, November 2003 and November 2002, respectively; (ii) net provisions for a number of litigation and regulatory proceedings of $103 million and $155 million for the years ended November 2004 and November 2003, respectively, and (iii) $62 million in connection with the establishment of Goldman Sachs Gao Hua Securities Company Limited, an investment banking and securities venture in China, for the year ended November 2004.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 15 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our segments.

The cost drivers of Goldman Sachs taken as a whole — compensation, headcount and levels of business activity — are broadly similar in each of our business segments. Compensation expenses within our segments reflect, among other factors, the overall performance of Goldman Sachs as well as the performance of individual business units. Consequently, pre-tax margins in one segment of our business may be significantly affected by the performance of our other business segments. A discussion of segment operating results follows.

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of equity, equity-related and debt instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
 (in millions)

	Year Ended November
	2004	2003	2002

Financial Advisory	$1,737	$1,202	$1,499
Equity underwriting	819	678	734
Debt underwriting	818	831	597

Total Underwriting	1,637	1,509	1,331

Total net revenues	3,374	2,711	2,830
Operating expenses	2,973	2,504	2,454

Pre-tax earnings	$401	$207	$376

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
 (in billions)

	Year Ended November
	2004	2003	2002

Announced mergers and acquisitions	$436	$430	$313
Completed mergers and acquisitions	515	354	414
Equity and equity-related offerings (2)	52	41	48
Debt offerings (3)	232	250	203

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings volumes are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings and convertible offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

2004 versus 2003. Net revenues in Investment Banking of $3.37 billion for 2004 increased 24% compared with 2003. Net revenues in Financial Advisory of $1.74 billion increased 45% compared with 2003, primarily reflecting a significant increase in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.64 billion increased 8% compared with 2003, reflecting a significant increase in industry-wide public common stock offerings and industry-wide initial public offerings. The increase in Investment Banking net revenues primarily reflects higher levels of activity in the industrial and consumer sectors. Our investment banking backlog at the end of 2004 was higher than the end of 2003. (1)

Operating expenses were $2.97 billion in 2004, 19% higher than 2003, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and increased levels of employment. These increases were partially offset by lower occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space, and reduced amortization of identifiable intangible assets, as 2003 included impairment charges in respect of certain distribution rights. Depreciation and amortization expenses were also lower. Pre-tax earnings of $401 million in 2004 increased 94% compared with 2003.

2003 versus 2002. Net revenues in Investment Banking of $2.71 billion for 2003 decreased 4% compared with 2002. Net revenues in Financial Advisory of $1.20 billion decreased 20% compared with 2002, primarily reflecting a decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.51 billion increased 13% compared with 2002, primarily reflecting an increase in industry-wide debt new issuance activity. Equity Underwriting net revenues decreased compared with 2002, primarily reflecting a decline in industry-wide total equity underwriting volume, including initial public offerings, partially offset by higher net revenues from convertible issuances. The reduction in Investment Banking net revenues reflects lower levels of activity in the industrial and financial institutions sectors, partially offset by increased activity in the healthcare and natural resources sectors. Our investment banking backlog at the end of 2003 was slightly higher than at the end of 2002. (1)

Operating expenses were $2.50 billion in 2003, 2% higher than 2002, primarily due to increased compensation and benefits expenses, with higher discretionary compensation more than offsetting the impact of lower levels of employment. The increase in discretionary compensation in Investment Banking reflected, among other factors, the overall performance of Goldman Sachs, continued strong relative performance in the business (as evidenced by our high rankings and market share), as well as the somewhat improved business environment at the end of 2003. Operating expenses also increased due to intangible asset impairment charges in respect of certain distribution rights, higher professional fees, reflecting increased legal fees, and increased occupancy expenses, primarily related to exit costs associated with reductions in our global office space. These expense increases were partially offset by lower other expenses, market development expenses and communications and technology expenses, reflecting the impact of reduced employment levels, lower levels of business activity and continued cost-containment discipline. Pre-tax earnings of $207 million in 2003 decreased 45% compared with 2002.

     Trading and Principal Investments

Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-backed securities and loans, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading.

•	Equities. We make markets in, act as a specialist for, and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary

(1)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

trading. We also execute and clear customer transactions on major stock, options and futures exchanges worldwide.

•	Principal Investments. Principal Investments primarily represents net revenues from our merchant banking investments, including the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (merchant banking overrides), as well as unrealized gains or losses from our investment in the convertible preferred stock of SMFG.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
 (in millions)

	Year Ended November
	2004	2003	2002

FICC	$7,322	$5,596	$4,680

Equities trading	1,969	1,738	1,008
Equities commissions	2,704	2,543	2,994

Total Equities	4,673	4,281	4,002

SMFG	771	293	—
Gross gains	855	593	572
Gross losses	(399)	(437)	(801)

Net other corporate and real estate investments	456	156	(229)
Overrides	105	117	194

Total Principal Investments	1,332	566	(35)

Total net revenues	13,327	10,443	8,647
Operating expenses	8,287	6,938	6,505

Pre-tax earnings	$5,040	$3,505	$2,142

2004 versus 2003. Net revenues in Trading and Principal Investments of $13.33 billion for 2004 increased 28% compared with 2003. Net revenues in FICC of $7.32 billion increased 31% compared with 2003, primarily due to significantly higher net revenues in credit products and commodities, as well as improved performances in currencies and mortgages. In addition, net revenues in interest rate products were strong, but were lower compared with 2003. During 2004, FICC operated in an environment generally characterized by strong customer-driven activity, rising energy prices, narrow corporate credit spreads and low, although rising, interest rates. The yield curve remained steep in 2004, but flattened in the second half of the year. Net revenues in Equities of $4.67 billion increased 9% compared with 2003, reflecting higher net revenues in our global equities products group, primarily due to increased activity in shares and derivatives. In addition, net revenues were higher in our principal strategies business. During 2004, Equities operated in an environment characterized by improved customer-driven activity, particularly early in the year, and generally higher equity prices. However, volatility levels continued to decline during 2004. Principal Investments recorded net revenues of $1.33 billion, primarily due to an unrealized gain related to our investment in the convertible preferred stock of SMFG of $771 million (net of unrealized foreign exchange losses on the Japanese yen-denominated borrowing funding this investment), as well as gains and overrides from other corporate principal investments.

Operating expenses were $8.29 billion in 2004, 19% higher than 2003, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and increased levels of employment. Other expenses also increased, principally due to the acquisition of consolidated entities held for investment purposes and increased levels of business activity. In addition, brokerage, clearing and exchange fees were higher, reflecting higher transaction volumes in certain of our businesses, professional fees increased, primarily due to higher consulting and legal fees, and market development expenses increased, primarily due to higher levels of business activity. These increases were partially offset by lower amortization of identifiable intangible assets, as 2003 included impairment charges in respect of option specialist rights. In addition, occupancy expenses decreased, primarily reflecting lower exit costs associated with reductions in our global office space, and depreciation and amortization expenses were lower. Pre-tax earnings of $5.04 billion in 2004 increased 44% compared with 2003.

2003 versus 2002. Net revenues in Trading and Principal Investments of $10.44 billion for 2003 increased 21% compared with 2002. FICC net revenues of $5.60 billion increased 20% compared with 2002, primarily due to higher net revenues in credit products, as well as improved performances in interest rate products and commodities, partially offset by lower net revenues in currencies, which performed particularly well in 2002. During 2003, FICC operated in a generally favorable environment characterized by tightening corporate credit spreads, low interest rates, a steep yield curve and strong customer demand. Equities net revenues of $4.28 billion increased 7% compared with 2002, primarily due to higher net revenues in principal strategies. This increase was partially offset by lower net revenues in our global equities products group, primarily reflecting lower commission volumes and clearance and execution fees in our U.S. shares business. Principal Investments recorded net revenues of $566 million, which included an unrealized gain related to our investment in the convertible preferred stock of SMFG of $293 million (net of unrealized foreign exchange losses on the Japanese yen-denominated borrowing funding this investment), and gains and overrides from real estate and other corporate principal investments.

Operating expenses were $6.94 billion in 2003, 7% higher than 2002, primarily due to increased compensation and benefits expenses, with higher discretionary compensation (reflecting increased net revenues) more than offsetting the impact of lower levels of employment. Operating expenses also increased due to intangible asset impairment charges in respect of option specialist rights, higher other expenses, and increased occupancy expenses, primarily related to exit costs associated with reductions in our global office space. These expense increases were partially offset by lower communications and technology expenses, depreciation and amortization expenses, brokerage, clearing and exchange fees, and market development expenses, reflecting the impact of reduced employment levels, lower levels of business activity and continued cost-containment discipline. Pre-tax earnings of $3.51 billion in 2003 increased 64% compared with 2002.

Asset Management and Securities Services

Our Asset Management and Securities Services segment is divided into two components:

•	Asset Management. Asset Management provides investment advisory and financial planning services to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees.

•	Securities Services. Securities Services provides prime brokerage, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
 (in millions)

	Year Ended November
	2004	2003	2002

Asset Management	$2,553	$1,853	$1,653
Securities Services	1,296	1,005	856

Total net revenues	3,849	2,858	2,509
Operating expenses	2,430	1,890	1,562

Pre-tax earnings	$1,419	$968	$947

Assets under management typically generate fees as a percentage of asset value or based on investment performance. Assets under management include our mutual funds, alternative investment funds, separately managed accounts for institutional and individual investors and our merchant banking funds. Substantially all assets under management are valued as of calendar month end.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
 (in billions)

	As of November 30
	2004	2003 (3)	2002

Money markets	$90	$89	$108
Fixed income and currency	139	115	96
Equity (1)	126	98	86
Alternative investments (2)	97	71	58

Total	$452	$373	$348

(1)	Includes both our fundamental equity and quantitative equity strategies.

(2)	Includes other quantitative and/or non-traditional investment strategies (e.g., hedge funds), merchant banking funds and vehicles where we contract with subadvisors for our clients.

(3)	Includes $4 billion in non-money market assets acquired in our combination with Ayco.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
 (in billions)

	Year Ended November 30
	2004	2003 (1)(2)	2002

Balance, beginning of year	$373	$348	$351

Net asset inflows/(outflows)
Money markets	1	(19)	(13)
Fixed income and currency	14	10	18
Equity	13	(1)	6
Alternative investments	24	6	(2)

Total net asset inflows/(outflows)	52	(4)	9

Net market appreciation/(depreciation)	27	29	(12)

Balance, end of year	$452	$373	$348

(1)	Includes $4 billion in non-money market assets acquired in our combination with Ayco.

(2)	Includes $16 billion in non-money market net asset outflows resulting from British Coal Pension Schemes’ planned program of diversification among its asset managers.

2004 versus 2003. Net revenues in Asset Management and Securities Services of $3.85 billion for 2004 increased 35% compared with 2003. Asset Management net revenues of $2.55 billion increased 38% compared with 2003, primarily due to higher average assets under management, significantly higher incentive fees and a full year contribution from Ayco. During 2004, assets under management increased 21% to $452 billion, reflecting net asset inflows of $52 billion, across all asset classes, as well as market appreciation of $27 billion, primarily in equity and fixed income assets. Securities Services net revenues of $1.30 billion increased 29% compared with 2003, primarily due to significantly higher customer balances in securities lending and margin lending.

Operating expenses were $2.43 billion, 29% higher than 2003, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and increased levels of employment. In addition, other expenses increased, principally due to higher levels of business activity, including increased Asset Management distribution costs. Professional fees were also higher, primarily reflecting increased legal and consulting fees. These increases were partially offset by lower depreciation and amortization and occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space. Pre-tax earnings of $1.42 billion increased 47% compared with 2003.

2003 versus 2002. Net revenues in Asset Management and Securities Services of $2.86 billion for 2003 increased 14% compared with 2002. Asset Management net revenues of $1.85 billion increased 12% compared with 2002, primarily reflecting an increase in average assets under management, the contribution from Ayco and increased incentive income. During 2003, assets under management increased 7% to $373 billion, reflecting market appreciation of $29 billion in equity, fixed income and alternative investment assets. Net asset outflows for 2003 were $4 billion, primarily reflecting net outflows in money market assets, partially offset by net inflows in fixed income and alternative investment assets. Net asset outflows for 2003 included $16 billion in net outflows related to British Coal Pension Schemes’ planned program of diversification among its asset managers and $4 billion in inflows acquired from Ayco. Securities Services net revenues of

$1.01 billion for 2003 increased 17% compared with 2002, primarily reflecting higher customer balances in securities lending and margin lending.

Operating expenses were $1.89 billion in 2003, 21% higher than 2002, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation. Operating expenses also increased as a result of our combination with Ayco and higher occupancy expenses, primarily related to exit costs associated with reductions in our global office space. In addition, other expenses were higher, principally due to increased Asset Management distribution costs, and professional fees increased, primarily reflecting higher legal fees. Pre-tax earnings of $968 million in 2003 increased 2% compared with 2002.

Geographic Data

For a summary of the net revenues, pre-tax earnings and identifiable assets of Goldman Sachs by geographic region, see Note 15 in Part II, Item 8 of the Annual Report on Form 10-K to the consolidated financial statements.

Off-Balance-Sheet Arrangements

We have various types of off-balance-sheet arrangements that we enter into in the ordinary course of business. Our involvement in these arrangements can take many different forms, including purchasing or retaining residual and other interests in mortgage-backed and asset-backed securitization vehicles; holding senior and subordinated debt, limited and general partnership interests, and preferred and common stock in other nonconsolidated vehicles; entering into interest rate, foreign currency, equity, commodity and credit derivatives; entering into operating leases; and providing guarantees, indemnifications, loan commitments, letters of credit, representations and warranties.

We enter into these arrangements for a variety of business purposes, primarily related to the securitization of commercial and residential mortgages and home equity loans, government and corporate bonds, and other types of financial assets. Other reasons for entering into these arrangements include underwriting client securitization transactions; providing secondary market liquidity; making investments in performing and nonperforming debt, real estate and other assets; providing investors with credit-linked and asset-repackaged notes; and receiving or providing letters of credit to satisfy margin requirements and to facilitate the clearance and settlement process.

Variable interest entities (VIEs) and qualifying special-purpose entities (QSPEs) are critical to the functioning of several significant investor markets, including the mortgage-backed and asset-backed securities markets, since they provide market liquidity to financial assets by offering investors access to specific cash flows and risks created through the securitization process. Our financial interests in, and derivative transactions with, nonconsolidated entities are accounted for at fair value, in the same manner as our other financial instruments, except in cases where we exert significant influence over an entity and apply the equity method of accounting.

The following table sets forth where a discussion of these and other off-balance-sheet arrangements may be found in Part II, Items 7 and 8 of the Annual Report on Form 10-K:

Type of Off-Balance-Sheet Arrangement	Disclosure in Annual Report on Form 10-K

Retained interests or contingent interests in assets transferred by us to nonconsolidated entities	See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Other obligations, including contingent obligations, arising out of variable interests we have in nonconsolidated entities	See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Derivative contracts	See “— Critical Accounting Policies” included above and “— Risk Management” included below and Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Nonderivative guarantees	See Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Leases, letters of credit, and loans and other commitments	See “— Capital and Funding” included below and Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

In addition, see Note 2 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for a discussion of our consolidation policies.

Capital and Funding

Capital

The amount of capital we hold is principally determined by subsidiary capital requirements, regulatory and rating agency guidelines, and our overall risk profile, which is largely driven by the size and composition of our trading and investment positions. Goldman Sachs’ total capital (shareholders’ equity and long-term borrowings) increased 34% to $105.78 billion as of November 2004 compared with $79.11 billion as of November 2003. See “— Risk Management — Liquidity Risk — Cash Flows” included below, for a discussion of how we deployed capital raised as part of our financing activities.

The increase in total capital resulted primarily from an increase in long-term borrowings to $80.70 billion as of November 2004 from $57.48 billion as of November 2003. The weighted average maturity of our long-term borrowings as of November 2004 was approximately 7 years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements. See Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our long-term borrowings.

Over the past several years, our ratio of long-term borrowings to shareholders’ equity has been increasing. The growth in our long-term borrowings has been driven primarily by (i) the need to increase total capital in response to opportunities in our trading and investing businesses and (ii) in light of the favorable debt financing environment, our ability to replace a portion of our short-term borrowings with long-term borrowings and pre-fund near-term refinancing requirements.

Shareholders’ equity increased by 16% to $25.08 billion as of November 2004 from $21.63 billion as of November 2003. During 2004, we repurchased 18.7 million shares of our common stock. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, we cancelled 9.1 million restricted stock units at an average price of $95.20 per unit in 2004.

Our repurchase program is intended to substantially offset increases in share count over time resulting from employee equity-based compensation and to help maintain our shareholders’ equity at appropriate levels. The repurchase program has been effected primarily through regular open-market purchases, the sizes of which have been and will continue to be influenced by, among other factors, prevailing prices and market conditions. The average price paid per share for repurchased shares was $96.29 and $76.83 for the years ended November 2004 and November 2003, respectively. As of November 2004, we were authorized to repurchase up to 6.4 million additional shares of stock pursuant to our repurchase program. On January 25, 2005, the Board of Directors of Goldman Sachs authorized the repurchase of an additional 40.0 million shares of common stock. For additional information on our repurchase program, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of the Annual Report on Form 10-K.

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per share:

	As of November
	2004		2003
	($ in millions, except per
	share amounts)

Total assets	$531,379		$403,799
Adjusted assets (1)	347,082		273,941
Shareholders’ equity	25,079		21,632
Tangible shareholders’ equity (2)	20,208		16,650
Tangible equity capital (2)	22,958		16,650
Leverage ratio (3)	21.2	x	18.7	x
Adjusted leverage ratio (4)	15.1	x	16.5	x
Debt to equity ratio (5)	3.2	x	2.7	x
Book value per share (6)	$50.77		$43.60
Tangible book value per share (7)	40.91		33.56

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate in compliance with regulations and (iii) goodwill and identifiable intangible assets.

   The following table sets forth a reconciliation of total assets to adjusted assets:

		As of November
		2004	2003
		(in millions)

Total assets		$531,379	$403,799
Deduct:	Securities purchased under agreements to resell	(44,257)	(26,856)
	Securities borrowed	(155,086)	(129,118)

Add:	Financial instruments sold, but not yet purchased, at fair value	132,097	102,699
	Less derivatives	(64,001)	(41,886)

	Subtotal	68,096	60,813
Deduct:	Cash and securities segregated in compliance with U.S. federal and other regulations	(48,179)	(29,715)
	Goodwill and identifiable intangible assets	(4,871)	(4,982)

Adjusted assets		$347,082	$273,941

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. Tangible equity capital includes tangible shareholders’ equity and junior subordinated debt issued to a trust. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure.

The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity and tangible equity capital:

		As of November
		2004	2003
		(in millions)

Shareholders’ equity		$25,079	$21,632
Deduct:	Goodwill and identifiable intangible assets	(4,871)	(4,982)

Tangible shareholders’ equity		$20,208	$16,650
Add:	Junior subordinated debt issued to a trust	2,750	—

Tangible equity capital		$22,958	$16,650

(3)	Leverage ratio equals total assets divided by shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals long-term borrowings divided by shareholders’ equity.

(6)	Book value per share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 494.0 million as of November 2004 and 496.1 million as of November 2003.

(7)	Tangible book value per share is computed by dividing tangible shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Short-Term Borrowings

Goldman Sachs obtains secured and unsecured short-term borrowings primarily through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder.

The following table sets forth our short-term borrowings by product:

Short-Term Borrowings
 (in millions)

	As of November
	2004	2003

Promissory notes	$19,513	$24,119
Commercial paper	4,355	4,767
Bank loans and other	13,474	8,183
Current portion of long-term borrowings	17,617	7,133

Total	$54,959	$44,202

Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes (short-term unsecured debt that is nontransferable and in which Goldman Sachs does not make a market) and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature.

The following table sets forth our secured and unsecured short-term borrowings:

	As of November
	2004	2003
	(in millions)

Secured short-term borrowings	$8,558	$3,321
Unsecured short-term borrowings	46,401	40,881

Total short-term borrowings	$54,959	$44,202

Our secured short-term borrowings provide Goldman Sachs with a more stable source of liquidity, as these borrowings are less sensitive to changes in our credit ratings than our unsecured short-term borrowings, due to the underlying collateral. See “— Risk Management — Liquidity Risk” included below for a discussion of the principal liquidity policies we have in place to manage the liquidity risk associated with our short-term borrowings. For a discussion of factors that could impair our ability to access these and other markets, see “— Certain Factors That May Affect Our Business” included above. See Note 4 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our short-term borrowings.

Credit Ratings

We rely upon the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are important when we are competing in certain markets and when we seek to engage in longer term transactions, including OTC derivatives. We believe our credit ratings are primarily based on the credit rating agencies’ assessment of our liquidity, market and credit risk management practices, the level and variability of our earnings, our franchise, reputation and management, our capital base, our corporate governance and the external operating environment. See “— Certain Factors That May Affect Our Business” included above for a discussion of the risks associated with a reduction in our credit ratings.

The following table sets forth our unsecured credit ratings as of November 2004:

	Short-Term Debt	Long-Term Debt

Dominion Bond Rating Service Limited	R-1 (middle)	A (high)
Fitch, Inc.	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Standard & Poor’s	A-1	A+

As of November 2004, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $379 million could have been required in the event of a one-level reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that could be required in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. For a further discussion of our excess liquidity policies, see “— Risk Management — Liquidity Risk — Excess Liquidity — Maintenance of a Pool of Highly Liquid Securities” included below.

Contractual Obligations and Contingent Commitments

Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations as of November 2004:

Contractual Obligations
 (in millions)

		2006-	2008-	2010-
	2005	2007	2009	Thereafter	Total

Long-term borrowings by contract maturity (1)(2)	$—	$21,371	$20,982	$38,343	$80,696
Minimum rental payments	359	676	600	1,884	3,519

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as short-term borrowings in the consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of Goldman Sachs are reflected at their contractual maturity dates. Certain long-term borrowings that may be redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The following table sets forth our quarterly long-term borrowings maturity profile through fiscal year 2010:

Long-Term Borrowings Maturity Profile
Fiscal Years 2006 through 2010
 ($ in millions)

As of November 2004, our long-term borrowings were $80.70 billion and consisted principally of senior borrowings with maturities extending to 2034. These long-term borrowings consisted of $12.09 billion in secured long-term borrowings and $68.61 billion in unsecured long-term borrowings. As of November 2004, long-term borrowings included nonrecourse debt of $12.05 billion, consisting of $5.14 billion issued by William Street Funding Corporation (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments to investment-grade clients made by another wholly owned William Street entity), $978 million issued by our consolidated power plant operations and $5.93 billion issued by other consolidated entities. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay. See Note 3 and Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding VIEs and our long-term borrowings, respectively.

As of November 2004, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.52 billion. These lease commitments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We continually evaluate our current and future space capacity in relation to current and projected staffing levels. In 2004, we reduced our global office space and incurred exit costs of $41 million (included in occupancy and depreciation and amortization expenses). We may incur additional exit costs in 2005 and thereafter to the extent we (i) further reduce our capacity or (ii) commit to new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. Such exit costs may be material to our results of operations in a given period.

The following table sets forth our contingent commitments as of November 2004:

Contingent Commitments
 (in millions)

	Commitment Amount by Period of Expiration
		2006-	2008-	2010-
	2005	2007	2009	Thereafter	Total

Commitments to extend credit	$10,746	$5,245	$7,845	$3,880	$27,716
Commitments under letters of credit issued by banks to counterparties	11,102	40	—	9	11,151
Other commercial commitments (1)	554	395	6	432	1,387

Total	$22,402	$5,680	$7,851	$4,321	$40,254

(1)	Includes our corporate and real estate investment fund commitments, construction-related obligations and other purchase commitments.

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of November 2004, $9.40 billion of our outstanding commitments to extend credit have been issued through the William Street credit extension program. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided by SMFG. We have also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

As of November 2004, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $48.32 billion.

See Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our commitments, contingencies and guarantees.

Regulated Subsidiaries

Many of our principal subsidiaries are subject to extensive regulation in the United States and elsewhere. Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. (1) are registered U.S. broker-dealers and futures commissions merchants, and their primary regulators include the Securities and Exchange Commission (SEC), the Commodity Futures Trading Commission, the Chicago Board of Trade, the NYSE, the National Association of Securities Dealers, Inc. and the National Futures Association. Goldman Sachs International, a registered U.K. broker-dealer, is subject to regulation primarily by the Financial Services Authority. Goldman Sachs (Japan) Ltd., a Tokyo-based broker-dealer, is subject to regulation by the Financial Services Agency, the Tokyo Stock Exchange, the Osaka Securities Exchange, The Tokyo International Financial Futures Exchange and the Japan Securities Dealers Association. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, and other regulators and authorities around the world, such as the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, the Autorité des Marchés Financiers and Banque de France in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Swiss Federal Banking Commission, the Securities and Futures Commission in Hong Kong and the Monetary Authority of Singapore. See Note 14 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our regulated subsidiaries. For a

(1)	Group Inc. renamed Spear, Leeds & Kellogg, L.P., Goldman Sachs Execution & Clearing, L.P., effective January 14, 2005.

discussion of our potential inability to access funds from our regulated entities, see “— Risk Management — Liquidity Risk — Intercompany Funding” included below.

The Financial Groups Directive (Directive 2002/87/EC of the European Parliament and of the Council) introduced certain changes to the way in which financial conglomerates and other financial services organizations operating in Europe will be regulated, with the changes to be implemented by member states for fiscal years beginning in 2005. These changes will cause activities that are currently conducted in unregulated entities to become subject to certain forms of regulation, including consolidated supervision and capital adequacy requirements. Our efforts to comply with the directive involve applying to be subject to the consolidated supervised entity rules described below.

The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity or CSE) must consent to group-wide supervision and examination by the SEC. Goldman, Sachs & Co. anticipates applying for permission to use this alternative method. We expect that doing so will enable us to comply with the requirements of the Financial Groups Directive described above. On becoming subject to the SEC’s group-wide supervision, Goldman Sachs will be required to report to the SEC computations of our capital adequacy.

Risk Management

Management believes that effective risk management is of primary importance to the success of Goldman Sachs. Accordingly, we have a comprehensive risk management process to monitor, evaluate and manage the principal risks we assume in conducting our activities. These risks include market, credit, liquidity, operational, legal and reputational exposures.

Risk Management Structure

Goldman Sachs seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. In addition, a number of committees are responsible for monitoring risk exposures and for general oversight of our risk management process. These committees, whose responsibilities are described below, meet regularly and consist of senior members of both our revenue-producing units and departments that are independent of our revenue-producing units.

Management Committee. All risk control functions ultimately report to our Management Committee. Through both direct and delegated authority, the Management Committee approves all of our operating activities, trading risk parameters and customer review guidelines.

Risk Committees. The Firmwide Risk Committee reviews the activities of existing businesses, approves new businesses and products, approves firmwide and divisional market risk limits, reviews business unit market risk limits, approves market risk limits for selected emerging markets and business units, approves sovereign credit risk limits and credit risk limits by ratings group, and reviews scenario analyses based on abnormal or “catastrophic” market movements.

The Divisional Risk Committee sets market risk limits, subject to overall firmwide risk limits, for both FICC and Equities based on a number of measures, including Value-at-Risk (VaR) and scenario analyses. In our asset management business, the Control Oversight Committee, the Investment Policy Group and the Valuation Committee oversee various operational, credit, valuation and business practice issues.

Business Practices Committee. The Business Practices Committee assists senior management in its oversight of compliance and operational risks and related reputational concerns. The committee also reviews the firm’s policies, practices and procedures for consistency with our business principles. The committee makes recommendations for improvements in these areas so as to mitigate potential risks and to assist in enhancing adherence to our business principles.

Capital Committee. The Capital Committee reviews and approves transactions involving commitments of our capital. Such capital commitments include extensions of credit, alternative liquidity commitments, certain bond underwritings, certain distressed debt and principal finance activities and certain equity-linked structured products. The Capital Committee is also responsible for ensuring that business and reputational standards for capital commitments are maintained on a global basis.

Commitments Committee. The Commitments Committee reviews and approves underwriting and distribution activities and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained in conjunction with these activities. In addition to reviewing specific transactions, the Commitments Committee periodically conducts strategic reviews of industry sectors and products and establishes policies in connection with transaction practices.

Credit Policy Committee. The Credit Policy Committee establishes and reviews broad credit policies and parameters that are implemented by the Credit Department.

Finance Committee. The Finance Committee establishes and ensures compliance with our liquidity policies, sets certain inventory position limits and has oversight responsibility for liquidity risk, the size and composition of our balance sheet, our capital base and our credit ratings. The Finance Committee regularly reviews our funding position and capitalization and makes adjustments in light of current events, risks and exposures.

Operational Risk Committee. The Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management.

Structured Products Committee. The Structured Products Committee reviews and approves structured product transactions with our clients that raise legal, regulatory, tax or accounting issues or present reputational risk to Goldman Sachs.

Segregation of duties and management oversight are fundamental elements of our risk management process. In addition to the committees described above, departments that are independent of the revenue-producing units, such as Compliance, Finance, Legal, Management Controls (Internal Audit) and Operations, in part perform risk management functions, which include monitoring, analyzing and evaluating risk.

Business unit risk limits are established by the various risk committees and may be further allocated by the business unit managers to individual trading desks. Trading desk managers have the first line of responsibility for managing risk within prescribed limits. These managers have in-depth knowledge of the primary sources of risk in their individual markets and the instruments available to hedge their exposures.

Market risk limits are monitored on a daily basis by the Finance Division, and are reviewed regularly by the appropriate risk committee. Limit violations are reported to the appropriate risk committee and the appropriate business unit managers. Selected business unit inventory position limits are also monitored by the Finance Division and position limit violations are reported to the appropriate business unit managers and the Finance Committee.

Market Risk

The potential for changes in the market value of our trading and investing positions is referred to as market risk. Such positions result from market-making, specialist and proprietary trading, investing and underwriting activities.

Categories of market risk include exposures to interest rates, equity prices, currency rates and commodity prices. A description of each market risk category is set forth below:

•	Interest rate risks primarily result from exposures to changes in the level, slope and curvature of the yield curve, the volatility of interest rates, mortgage prepayment speeds and credit spreads.

•	Equity price risks result from exposures to changes in prices and volatilities of individual equities, equity baskets and equity indices.

•	Currency rate risks result from exposures to changes in spot prices, forward prices and volatilities of currency rates.

•	Commodity price risks result from exposures to changes in spot prices, forward prices and volatilities of commodities, such as electricity, natural gas, crude oil, petroleum products, and precious and base metals.

We seek to manage these risks through diversifying exposures, controlling position sizes and establishing hedges in related securities or derivatives. For example, we may hedge a portfolio of common stocks by taking an offsetting position in a related equity-index futures contract. The ability to manage an exposure may, however, be limited by adverse changes in the liquidity of the security or the related hedge instrument and in the correlation of price movements between the security and related hedge instrument.

In addition to applying business judgment, senior management uses a number of quantitative tools to manage our exposure to market risk. These tools include:

•	risk limits based on a summary measure of market risk exposure referred to as VaR;

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our trading net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equity markets and significant moves in selected emerging markets; and

•	inventory position limits for selected business units.

VaR

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

The VaR numbers below are shown separately for interest rate, equity, currency and commodity products, as well as for our overall trading positions. The VaR numbers in each risk category include the underlying product positions and related hedges that may include positions in other product areas. For example, the hedge of a foreign exchange forward may include an interest rate futures position, and the hedge of a long corporate bond position may include a short position in the related equity.

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

The following tables set forth the daily trading VaR:

Average Daily VaR (1)(2)
 (in millions)

	Year Ended November
Risk Categories	2004	2003	2002

Interest rates	$36	$38	$34
Equity prices	32	27	22
Currency rates	20	18	16
Commodity prices	20	18	12
Diversification effect (3)	(41)	(43)	(38)

Firmwide	$67	$58	$46

(1)	During the fourth quarter of 2003, we made certain changes to our model for calculating VaR. The effect of these changes was not material and, accordingly, prior periods have not been adjusted.

(2)	During the second quarter of 2004, we began to exclude from our calculation distressed asset portfolios in FICC that cannot be properly measured in VaR. The effect of excluding these portfolios was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these portfolios, see “— Distressed Asset Portfolios” below.

(3)	Equals the difference between firmwide VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $67 million in 2004 from $58 million in 2003. The increase was primarily due to higher levels of exposure to equity prices, currency rates and commodity prices, partially offset by reduced exposures to interest rates, as well as reduced volatilities, particularly in interest rate and equity assets. The increase in average daily VaR to $58 million in 2003 from $46 million in 2002 was due to higher levels of exposure in all product categories, partially offset by reduced volatilities, particularly in equity assets.

Daily VaR (1)
 (in millions)

			Year Ended
	As of November		November 2004
Risk Categories	2004	2003	High	Low

Interest rates	$28	$35	$64	$24
Equity prices	25	33	45	18
Currency rates	18	24	31	6
Commodity prices	35	11	36	11
Diversification effect (2)	(40)	(40)

Firmwide	$66	$63	88	49

(1)	During the second quarter of 2004, we began to exclude from our calculation distressed asset portfolios in FICC that cannot be properly measured in VaR. The effect of excluding these portfolios was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these portfolios, see “— Distressed Asset Portfolios” below.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR increased to $66 million as of November 2004 from $63 million as of November 2003. The increase was primarily due to higher levels of exposure to commodity prices, partially offset by reduced exposure to currency rates and equity prices, as well as reduced volatilities, particularly in interest rate and equity assets.

The following chart presents our daily trading VaR during 2004:

Daily VaR
 ($ in millions)

Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the year ended November 2004:

Daily Trading Net Revenues
 ($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on one occasion during 2004.

Distressed Asset Portfolios

The market risk associated with distressed asset portfolios in FICC that cannot be properly measured in VaR (primarily due to inadequate historical data on the underlying assets in the aggregate) is measured based on a potential 10% decline in the asset value of such portfolios. The market values of the underlying distressed asset positions are sensitive to changes in a number of factors, including discount rates and the projected timing and amount of future cash flows. As of November 2004, the potential impact of a 10% decline in the asset value of these portfolios was $416 million compared with $228 million as of November 2003.

Nontrading Risk

SMFG. The market risk of our investment in the convertible preferred stock of SMFG is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of November 2004, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $236 million compared with $75 million as of November 2003. The change is primarily due to an increase in the SMFG common stock price and the passage of time in respect of the transfer restrictions on the underlying common stock. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.

Other Principal Investments. The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of November 2004, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $118 million compared with $104 million as of November 2003, primarily reflecting an increase in the carrying value of our public principal investments.

Credit Risk

Credit risk represents the loss that we would incur if a counterparty or an issuer of securities or other instruments we hold fails to perform under its contractual obligations to us. To reduce our credit exposures, we seek to enter into netting agreements with counterparties that permit us to offset receivables and payables with such counterparties. In addition, we attempt to further reduce credit risk with certain counterparties by entering into agreements that enable us to obtain collateral from a counterparty or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events, by seeking third-party guarantees of the counterparty’s obligations, and through the use of credit derivatives and other structures and techniques.

For most businesses, counterparty credit limits are established by the Credit Department, which is independent of the revenue-producing departments, based on guidelines set by the Firmwide Risk Committee and the Credit Policy Committee. For most products, we measure and limit credit exposures by reference to both current and potential exposure. We typically measure potential exposure based on projected worst-case market movements over the life of a transaction within a 95% confidence interval. For collateralized transactions, we also evaluate potential exposure over a shorter collection period, and give effect to the value of collateral received. We further seek to measure credit exposure through the use of scenario analyses, stress tests and other quantitative tools. Our global credit management systems monitor current and potential credit exposure to individual counterparties and on an aggregate basis to counterparties and their affiliates. The systems also provide management, including the Firmwide Risk and Credit Policy Committees, with information regarding overall credit risk by product, industry sector, country and region.

As of both November 2004 and November 2003, we held U.S. government and federal agency obligations that represented 5% and 6% of our total assets, respectively. In addition, most of our securities purchased under agreements to resell are collateralized by U.S. government, federal agency and other sovereign obligations. As of November 2004 and November 2003, we did not have credit exposure to any other counterparty that exceeded 5% of our total assets. However, over the past several years, the amount and duration of our credit exposures have been increasing, due to, among other factors, the growth of our lending and OTC derivatives activities. A further discussion of our derivative activities follows below.

Derivatives

Derivative contracts are instruments, such as futures, forwards, swaps or option contracts, which derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange.

Substantially all of our derivative transactions are entered into for trading purposes, in order to facilitate customer transactions, to take proprietary positions or as a means of risk management. In addition to derivative transactions entered into for trading purposes, we enter into derivative contracts to hedge our net investment in non-U.S. operations and to manage the interest rate and currency exposure on our long-term borrowings and certain short-term borrowings.

Derivatives are used in many of our businesses, and we believe that the associated market risk can only be understood relative to the underlying assets or risks being hedged, or as part of a broader trading strategy. Accordingly, the market risk of derivative positions is managed with all of our other nonderivative market risk.

Fair values of our derivative contracts reflect cash paid or received pursuant to credit support agreements and are reported on a net-by-counterparty basis in our consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of November 2004, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure
 ($ in millions)

			Exposure	Percentage of
		Collateral	Net of	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral

AAA/Aaa	$4,700	$136	$4,564	9%
AA/Aa2	13,553	1,467	12,086	25
A/A2	19,133	2,000	17,133	36
BBB/Baa2	10,362	2,257	8,105	17
BB/Ba2 or lower	8,464	2,640	5,824	12
Unrated	819	475	344	1

Total	$57,031	$8,975	$48,056	100%

(1)	Reflects cash received pursuant to credit support agreements.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
 (in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$1,458	$328	$1,309	$830	$639	$4,564
AA/Aa2	3,365	851	3,587	2,324	1,959	12,086
A/A2	4,348	859	2,533	1,091	8,302	17,133
BBB/Baa2	1,782	800	3,020	1,552	951	8,105
BB/Ba2 or lower	2,151	467	2,027	809	370	5,824
Unrated	212	35	11	1	85	344

Total	$13,316	$3,340	$12,487	$6,607	$12,306	$48,056

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates	$1,296	$360	$4,166	$3,582	$11,626	$21,030
Currencies	8,260	1,364	3,273	2,094	594	15,585
Commodities	2,628	1,033	4,688	825	85	9,259
Equities	1,132	583	360	106	1	2,182

Total	$13,316	$3,340	$12,487	$6,607	$12,306	$48,056

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

Derivative transactions may also involve legal risks including, among other risks, that they are not authorized or appropriate for a counterparty, that documentation has not been properly executed or that executed agreements may not be enforceable against the counterparty. We attempt to minimize these risks by obtaining advice of counsel on the enforceability of agreements as well as on the authority of a counterparty to effect the derivative transaction.

Liquidity Risk

Liquidity is of critical importance to companies in the financial services sector. Most failures of financial institutions have occurred in large part due to insufficient liquidity resulting from adverse circumstances. Accordingly, Goldman Sachs has in place a comprehensive set of liquidity and funding policies that are intended to maintain significant flexibility to address both firm-specific and broader industry or market liquidity events. Our principal objective is to be able to fund Goldman Sachs and to enable our core businesses to continue to generate revenue even under adverse circumstances.

Management has implemented a number of policies according to the following liquidity risk management framework:

•	Excess Liquidity — maintain substantial excess liquidity to meet a broad range of potential cash outflows in a stressed environment including financing obligations.

•	Asset-Liability Management — ensure we fund our assets with the appropriate financing.

•	Intercompany Funding — maintain parent company liquidity and manage the distribution of liquidity across the group structure.

•	Crisis Planning — ensure all funding and liquidity management is based on stress-scenario planning and feeds into our liquidity crisis plan.

Excess Liquidity

Maintenance of a Pool of Highly Liquid Securities. Our most important liquidity policy is to pre-fund what we estimate will be our likely cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” liquidity is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pre-funded pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

•	Focus must be maintained on all potential cash outflows, not just disruptions to financing flows. Goldman Sachs’ businesses are diverse, and its cash needs are driven by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable and the terms or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and larger unsecured debt balances than our businesses would otherwise require. We believe that the firm’s liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our unsecured liabilities.

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

The loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess averaged $41.99 billion in 2004 and $38.46 billion in 2003.

The following table sets forth the average loan value of our Global Core Excess:

	Year Ended November
	2004	2003
	(in millions)

U.S. dollar-denominated	$33,858	$32,223
Non-U.S. dollar-denominated	8,135	6,234

Total Global Core Excess	$41,993	$38,457

The U.S. dollar-denominated excess includes only overnight cash deposits and unencumbered U.S. government and agency securities and highly liquid mortgage securities, all of which are Federal Reserve repo-eligible. Our non-U.S. dollar-denominated excess includes only unencumbered French, German, United Kingdom and Japanese government bonds and non-U.S. dollar overnight cash deposits. We strictly limit our Global Core Excess to this narrowly defined list of securities and cash which we believe are highly liquid, even in a difficult funding environment.

The majority of our Global Core Excess is structured such that it is available to meet the liquidity requirements of our parent company, Group Inc., and all of its subsidiaries. The remainder is held in our principal non-U.S. operating entities, primarily to better match the currency and timing requirements for those entities’ potential liquidity obligations.

The size of our Global Core Excess is determined by an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model identifies and estimates cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured debt;

•	potential buybacks of a portion of our outstanding negotiable unsecured debt;

•	adverse changes in the terms or availability of secured funding;

•	derivatives and other margin and collateral outflows due to market moves or increased requirements;

•	additional collateral that could be called in the event of a downgrade in our credit ratings;

•	draws on our unfunded commitments not supported by William Street Funding Corporation (1); and

•	upcoming cash outflows, such as tax and other large payments.

Other Unencumbered Assets. In addition to our Global Core Excess described above, we have a significant amount of other unencumbered securities as a result of our business activities. These assets, which are located in the United States, Europe and Asia, include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.

We maintain Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next twelve months. This implies that we could fund our positions on a secured basis for one year in the event we were unable to issue new unsecured debt or liquidate assets. We assume conservative loan values that are based on stress-scenario borrowing capacity and we review these assumptions asset-by-asset at least annually. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $100.51 billion in 2004 and $76.42 billion in 2003.

Asset-Liability Management

Asset Quality and Balance Sheet Composition. We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. Our balance sheet fluctuates significantly between financial statement dates and is lower at fiscal period end than would be observed on an average basis. We require certain of our businesses to reduce balance sheet usage on a quarterly basis to demonstrate compliance with limits set by management, thereby providing a disincentive to committing our capital over longer periods of time. These balance sheet reductions are generally achieved during the last several weeks of each fiscal quarter through ordinary-course, open-market transactions in the most liquid portions of our balance sheet, principally U.S. government and agency securities, securities of foreign sovereigns, and mortgage and money market instruments, as well as through the roll-off of repurchase agreements and certain collateralized financing arrangements. Accordingly, over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 17% lower and 16% lower, respectively, than amounts that would have been observed, based on a weekly average, over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress and, accordingly, we generally hold higher levels of capital for these assets than more liquid types of financial instruments.

(1)	The Global Core Excess excludes liquid assets held separately to support the William Street credit extension program.

The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of November
	2004	2003
	(in millions)

Mortgage whole loans and collateralized debt obligations (1)	$18,346	$11,768
Bank loans (2)	8,900	6,706
High-yield securities	6,057	4,817
Emerging market debt securities	1,653	1,247
SMFG convertible preferred stock	2,556	1,683
Other corporate principal investments (3)	1,278	1,273
Real estate principal investments (3)	820	799

(1)	Includes certain retained interests held in QSPEs. See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our securitization activities.

(2)	Includes both funded commitments and inventory held in connection with our trading and lending activities.

(3)	Excludes assets of $1.28 billion and $1.07 billion in consolidated employee-owned merchant banking funds as of November 2004 and November 2003, respectively.

A large proportion of these assets are continually funded on a secured basis through normal secured funding markets and nonrecourse funding. We focus on developing capacity for funding these assets on a term secured basis in order to ensure that these assets maintain a certain amount of loan value in periods of market stress.

See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding the financial instruments we hold.

Appropriate Financing of Asset Base. We seek to manage the maturity profile of our funding base such that we should be able to liquidate our assets prior to our liabilities coming due, even in times of prolonged or severe liquidity stress. We generally do not rely on immediate sales of assets (other than our Global Core Excess) to maintain liquidity in a distressed environment. However, we recognize that orderly asset sales may be prudent and necessary in a persistent liquidity crisis.

In order to avoid reliance on asset sales, we ensure that we have sufficient total capital (long-term borrowings plus shareholders’ equity) to fund our balance sheet for at least one year. We therefore seek to maintain total capital in excess of the aggregate of the following long-term financing requirements:

•	the portion of financial instruments owned that we believe could not be funded on a secured basis in periods of market stress, assuming conservative loan values;

•	goodwill and identifiable intangible assets, property, leasehold improvements and equipment, and other illiquid assets;

•	derivatives and other margin and collateral requirements;

•	anticipated draws on our unfunded commitments; and

•	capital or other forms of financing in our regulated subsidiaries that is in excess of their long-term financing requirements. See “— Intercompany Funding” included below for further discussion on how we fund our subsidiaries.

Our total capital of $105.78 billion and $79.11 billion as of November 2004 and November 2003, respectively, exceeded the aggregate of these requirements.

Conservative Liability Structure. We structure our liabilities conservatively to minimize refinancing and buy-back risk. For example, we emphasize the use of promissory notes over commercial paper in order to improve the stability of our short-term unsecured financing base. We have also created internal guidelines regarding the principal amount of debt maturing on any one day or during any single week or year and have average maturity targets for our unsecured debt programs.

We seek to maintain broad and diversified funding sources globally for both secured and unsecured funding. We have imposed various internal guidelines, including the amount of our commercial paper that can be owned and letters of credit that can be issued by any single investor or group of investors. We benefit from distributing our debt issuances through our own sales force to a large, diverse global creditor base and we believe that our relationships with our creditors are critical to our liquidity.

We access funding in a variety of markets in the United States, Europe and Asia. We issue debt through syndicated U.S. registered offerings, U.S. registered and 144A medium-term notes programs, offshore medium-term notes offerings and other bond offerings, U.S. and non-U.S. commercial paper and promissory note issuances, and other methods. We make extensive use of the repurchase agreement and securities lending markets and arrange for letters of credit to be issued on our behalf.

Additionally, senior unsecured debt issued by Group Inc. does not contain provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or our stock price, trigger a requirement for an early payment, collateral support, changes in terms, acceleration of maturity or the creation of an additional financial obligation.

Intercompany Funding

Subsidiary Funding Policies. Substantially all of our unsecured funding is raised by our parent company, Group Inc. The parent company then lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing and capital requirements. In addition, the parent company provides its regulated subsidiaries the necessary capital to meet their regulatory requirements. The benefits of this strategy include enhanced control and greater flexibility to meet the funding requirements of our subsidiaries.

Our intercompany funding policies are predicated on our assumption that, unless legally provided for, funds or securities are not freely available from a subsidiary to its parent company or other subsidiaries. As such, we assume that capital or other financing provided to our regulated subsidiaries is not available to our parent company or other subsidiaries. In addition, we assume that the Global Core Excess held in our principal non-U.S. operating entities will not be available to our parent company or other subsidiaries and therefore is available only to meet the potential liquidity requirements of those entities.

In particular, many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc. Regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on obligations, including debt obligations. Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of November 2004, Group Inc. had $16.21 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. regulated broker-dealer, $12.14 billion invested in Goldman Sachs International, a registered U.K. broker-dealer, $2.55 billion invested in Goldman Sachs Execution & Clearing, L.P.(1), a U.S. regulated broker-dealer, and $2.07 billion invested in Goldman Sachs (Japan) Ltd., a Tokyo-based broker-dealer. Group Inc. also had $46.84 billion of unsubordinated loans to these entities as of November 2004, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

(1)	Group Inc. renamed Spear, Leeds & Kellogg, L.P., Goldman Sachs Execution & Clearing, L.P., effective January 14, 2005.

We also manage our intercompany exposure by requiring senior and subordinated intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. This policy ensures that the subsidiaries’ obligations to the parent company will generally mature in advance of the parent company’s third-party borrowings. In addition, many of our subsidiaries and affiliates pledge collateral at loan value to the parent company to cover their intercompany borrowings (other than subordinated debt) in order to mitigate parent company liquidity risk. Equity investments in subsidiaries are generally funded with parent company equity capital. As of November 2004, Group Inc.’s equity investment in subsidiaries was $23.67 billion compared with its shareholders’ equity of $25.08 billion.

Subsidiary Foreign Exchange Policies. Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is hedged. “Currency translation adjustment, net of tax” in the consolidated statements of comprehensive income decreased to $5 million for 2004 compared with $128 million for 2003, primarily due to an expansion of our policy for hedging our net investment in non-U.S. subsidiaries. In addition, we generally hedge the nontrading exposure to foreign exchange risk that arises from transactions denominated in currencies other than the transacting entity’s functional currency.

Crisis Planning

In order to be prepared for a liquidity event, or a period of market stress, we base our liquidity risk management framework and our resulting funding and liquidity policies on conservative stress-scenario planning.

In addition, we maintain a Liquidity Crisis Plan that specifies an approach for analyzing and responding to a liquidity-threatening event. The Plan provides the framework to estimate the likely impact of a liquidity event on Goldman Sachs based on some of the risks identified above and outlines which and to what extent liquidity maintenance activities should be implemented based on the severity of the event. It also lists the crisis management team and internal and external parties to be contacted to ensure effective distribution of information.

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

Year Ended November 2004. Our cash and cash equivalents decreased by $2.72 billion to $4.37 billion at the end of 2004. We raised $31.75 billion in net cash from financing activities, primarily in long-term debt, in light of the favorable debt financing environment. We used net cash of $34.47 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for ourselves and our clients, to meet additional collateral requirements at securities exchanges and clearing organizations and to provide additional funding support for our William Street loan commitments program.

Year Ended November 2003. Our cash and cash equivalents increased by $2.27 billion to $7.09 billion at the end of 2003. We raised $20.58 billion in net cash from financing activities, primarily in long-term debt. We used net cash of $18.32 billion in our operating and investing activities primarily to capitalize on opportunities in our trading and principal investing businesses, including the purchase of investments that could be difficult to fund in periods of market stress. We also increased our Global Core Excess liquidity, provided funding support for our William Street loan commitments program, invested in the convertible preferred stock of SMFG and financed the acquisition of East Coast Power L.L.C.

Year Ended November 2002. Our cash and cash equivalents decreased by $2.09 billion to $4.82 billion at the end of 2002. We raised $9.09 billion in net cash from financing activities, primarily in net short-term debt and long-term debt (net of repayments of long-term debt). We used net cash of $11.18 billion in our operating and investing activities, primarily to capitalize on opportunities in our trading and principal investing businesses, including the purchase of investments that could be difficult to fund in periods of market stress. We also increased our Global Core Excess liquidity, made leasehold improvements, and purchased telecommunications and technology-related equipment.

Operational Risk

Operational risk relates to the risk of loss arising from shortcomings or failures in internal processes, people or systems, and from external events. Operational risk can arise from many factors ranging from more or less routine processing errors to potentially costly incidents arising, for example, from major systems failures. Operational risk may also entail reputational harm. Thus, efforts to identify, manage and mitigate operational risk must be equally sensitive to the risk of reputational damage as well as the risk of financial loss.

We manage operational risk through the application of long standing, but continuously evolving, firmwide control standards; the training, supervision and development of our people; the active participation and commitment of senior management in a continuous process of identifying and mitigating key operational risks at both the business unit level and for the firm as a whole; and a framework of strong and independent control departments that monitor quantitative and qualitative indicators of operational risk. Together, these elements comprise a strong firmwide control culture that is at the center of our efforts aimed at minimizing operational shortcomings and the damage they can cause.

The Operational Risk Department is responsible for the oversight and coordination of the design, implementation and maintenance of our overall operational risk management framework. This framework, which evolves with the changing needs of business complexities and regulatory guidance, takes into account internal and external operational risk events, business unit specific risk assessments, the ongoing analysis of business specific risk metrics and the use of scenario analysis. While the direct responsibility for the control and mitigation of operational risk lies with the individual business units, this framework provides a consistent methodology for identifying and monitoring operational risk factors for both individual business unit managers and senior management.

Recent Accounting Developments

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46-R. FIN No. 46-R replaced FIN No. 46, which was issued in January 2003. As permitted, we adopted either FIN No. 46 or FIN No. 46-R for substantially all VIEs in which we held a variable interest as of November 2003. As of May 2004, we adopted FIN No. 46-R for all VIEs in which we held a variable interest. The effect of our adoption of FIN No. 46 and FIN No. 46-R was not material to our financial condition, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) amends the disclosure requirements for pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic pension costs recognized during interim periods. The statement does not change the measurement or recognition of plan assets and obligations. We adopted the interim period disclosures beginning with the first quarter of fiscal 2004. As required, we adopted the annual disclosure provisions effective for our fiscal year ending November 2004. See Note 11 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our employee benefit plans.

In May 2004, the FASB issued the FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP No. FAS 106-1 of the same title issued in January 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Management has concluded that, if provisions are finalized in their current form, benefits provided under our plan meet the “actuarially equivalent” standard set forth in the Medicare Act. As permitted, we prospectively adopted FSP No. FAS 106-2 in the fourth quarter of fiscal 2004, thereby reducing our accumulated benefit obligation by $13 million. The impact on net periodic postretirement benefit cost in future periods is not expected to have a material effect on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R is effective for our fourth quarter of fiscal 2005. We are currently evaluating the effect of adoption of SFAS No. 123-R, but do not expect adoption to have a material effect on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of the Annual Report on Form 10-K and in Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control over
Financial Reporting

Management of The Goldman Sachs Group, Inc., together with its consolidated subsidiaries (the firm), is responsible for establishing and maintaining adequate internal control over financial reporting. The firm’s internal control over financial reporting is a process designed under the supervision of the firm’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the firm’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the firm’s 2004 fiscal year, management conducted an assessment of the effectiveness of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of November 26, 2004 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the firm; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the firm’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the firm’s internal control over financial reporting as of November 26, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 93 and 94, which expresses unqualified opinions on management’s assessment and on the effectiveness of the firm’s internal control over financial reporting as of November 26, 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have completed an integrated audit of The Goldman Sachs Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of November 26, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at November 26, 2004 and November 28, 2003, and the results of its operations and its cash flows for each of the three fiscal years in the period ended November 26, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page 92, that the Company maintained effective internal control over financial reporting as of November 26, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 26, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 4, 2005

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended November
	2004	2003	2002
	(in millions, except per
	share amounts)

Revenues
Investment banking	$3,286	$2,400	$2,572
Trading and principal investments	11,984	8,555	7,297
Asset management and securities services	2,655	1,917	1,716
Interest income	11,914	10,751	11,269

Total revenues	29,839	23,623	22,854

Interest expense	8,888	7,600	8,868
Cost of power generation	401	11	—

Revenues, net of interest expense and cost of power generation	20,550	16,012	13,986

Operating expenses
Compensation and benefits	9,591	7,393	6,744
Amortization of employee initial public offering and acquisition awards	61	122	293

Brokerage, clearing and exchange fees	952	829	852
Market development	374	264	306
Communications and technology	461	478	528
Depreciation and amortization	499	562	617
Amortization of identifiable intangible assets	125	319	127
Occupancy	646	722	637
Professional fees	338	253	215
Other expenses	827	625	414

Total non-compensation expenses	4,222	4,052	3,696

Total operating expenses	13,874	11,567	10,733

Pre-tax earnings	6,676	4,445	3,253
Provision for taxes	2,123	1,440	1,139

Net earnings	$4,553	$3,005	$2,114

Earnings per share
Basic	$9.30	$6.15	$4.27
Diluted	8.92	5.87	4.03

Average common shares outstanding
Basic	489.5	488.4	495.6
Diluted	510.5	511.9	525.1

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November
	2004	2003
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$4,365	$7,087
Cash and securities segregated in compliance with U.S. federal and other regulations	48,179	29,715
Receivables from brokers, dealers and clearing organizations	14,458	9,197
Receivables from customers and counterparties	38,087	27,180
Securities borrowed	155,086	129,118

Securities purchased under agreements to resell	44,257	26,856
Financial instruments owned, at fair value	183,880	139,029
Financial instruments owned and pledged as collateral, at fair value	27,924	21,690

Total financial instruments owned, at fair value	211,804	160,719

Other assets	15,143	13,927

Total assets	$531,379	$403,799

Liabilities and shareholders’ equity
Secured short-term borrowings	$8,558	$3,321
Unsecured short-term borrowings	46,401	40,881

Total short-term borrowings, including the current portion of long-term borrowings	54,959	44,202

Payables to brokers, dealers and clearing organizations	8,000	3,515
Payables to customers and counterparties	153,221	105,513
Securities loaned	19,394	17,528
Securities sold under agreements to repurchase	47,573	43,084
Financial instruments sold, but not yet purchased, at fair value	132,097	102,699
Other liabilities and accrued expenses	10,360	8,144

Secured long-term borrowings	12,087	6,043
Unsecured long-term borrowings	68,609	51,439

Total long-term borrowings	80,696	57,482

Total liabilities	506,300	382,167

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 554,063,234 and 527,371,946 shares issued as of November 2004 and November 2003, respectively, and 480,959,660 and 473,014,926 shares outstanding as of November 2004 and November 2003, respectively	6	5
Restricted stock units and employee stock options	2,013	2,984
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	15,501	13,562
Retained earnings	13,970	9,914
Unearned compensation	(117)	(339)
Accumulated other comprehensive income	11	6
Treasury stock, at cost, par value $0.01 per share; 73,103,574 and 54,357,020 shares as of November 2004 and November 2003, respectively	(6,305)	(4,500)

Total shareholders’ equity	25,079	21,632

Total liabilities and shareholders’ equity	$531,379	$403,799

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended November
	2004	2003	2002
	(in millions, except per
	share amounts)

Common stock, par value $0.01 per share
Balance, beginning of year	$5	$5	$5
Issued	1	—	—

Balance, end of year	6	5	5

Restricted stock units and employee stock options
Balance, beginning of year	2,984	3,517	4,561
Issued	1,050	339	507
Delivered	(1,948)	(714)	(1,293)
Forfeited	(62)	(156)	(257)
Options exercised	(11)	(2)	(1)

Balance, end of year	2,013	2,984	3,517

Additional paid-in capital
Balance, beginning of year	13,562	12,750	11,766
Issuance of common stock	1,609	709	865
Excess net tax benefit related to delivery of stock-based awards	330	103	119

Balance, end of year	15,501	13,562	12,750

Retained earnings
Balance, beginning of year	9,914	7,259	5,373
Net earnings	4,553	3,005	2,114
Dividends declared	(497)	(350)	(228)

Balance, end of year	13,970	9,914	7,259

Unearned compensation
Balance, beginning of year	(339)	(845)	(1,220)
Restricted stock units granted	—	(6)	(387)
Restricted stock units forfeited	11	48	95
Amortization of restricted stock units	211	464	667

Balance, end of year	(117)	(339)	(845)

Accumulated other comprehensive income/(loss)
Balance, beginning of year	6	(122)	(168)
Currency translation adjustment, net of tax	5	128	46

Balance, end of year	11	6	(122)

Treasury stock, at cost, par value $0.01 per share
Balance, beginning of year	(4,500)	(3,561)	(2,086)
Repurchased	(1,805)	(939)	(1,475)

Balance, end of year	(6,305)	(4,500)	(3,561)

Total shareholders’ equity	$25,079	$21,632	$19,003

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November
	2004	2003	2002
	(in millions)

Cash flows from operating activities
Net earnings	$4,553	$3,005	$2,114
Noncash items included in net earnings
Depreciation and amortization	499	562	617
Amortization of identifiable intangible assets	125	319	127
Deferred income taxes	1,040	93	230
Stock-based compensation	1,224	711	639
Changes in operating assets and liabilities
Cash and securities segregated in compliance with U.S. federal and other regulations	(18,437)	(9,311)	1,745
Net receivables from brokers, dealers and clearing organizations	(776)	(1,797)	(2,423)
Net payables to customers and counterparties	36,669	7,826	5,265
Securities borrowed, net of securities loaned	(24,102)	(10,249)	(7,039)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(12,912)	2,081	2,429
Financial instruments owned, at fair value	(52,366)	(30,264)	(20,878)
Financial instruments sold, but not yet purchased, at fair value	29,429	19,227	8,756
Other, net	1,442	794	(1,686)

Net cash used for operating activities	(33,612)	(17,003)	(10,104)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(608)	(592)	(1,008)
Business combinations, net of cash acquired	(255)	(697)	(68)
Purchase of other investments	—	(24)	—

Net cash used for investing activities	(863)	(1,313)	(1,076)

Cash flows from financing activities
Short-term borrowings, net	3,901	729	6,354
Issuance of long-term borrowings	39,283	28,238	12,740
Repayment of long-term borrowings, including the current portion of long-term borrowings	(10,198)	(7,471)	(8,358)
Derivative contracts with a financing element, net	548	231	—
Common stock repurchased	(1,805)	(939)	(1,475)
Dividends paid	(497)	(350)	(228)
Proceeds from issuance of common stock	521	143	60

Net cash provided by financing activities	31,753	20,581	9,093

Net (decrease)/increase in cash and cash equivalents	(2,722)	2,265	(2,087)

Cash and cash equivalents, beginning of year	7,087	4,822	6,909

Cash and cash equivalents, end of year	$4,365	$7,087	$4,822

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $8.55 billion, $7.21 billion and $8.92 billion for the years ended November 2004, November 2003 and November 2002, respectively.

Cash payments for income taxes, net of refunds, were $1.02 billion, $846 million and $1.22 billion for the years ended November 2004, November 2003 and November 2002, respectively.

Noncash activities:
The firm assumed $1.63 billion and $584 million of debt in connection with business combinations for the years ended November 2004 and November 2003, respectively.

The value of common stock issued in connection with business combinations was $165 million and $47 million for the years ended November 2003 and November 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended November
	2004	2003	2002
	(in millions)

Net earnings	$4,553	$3,005	$2,114
Currency translation adjustment, net of tax	5	128	46

Comprehensive income	$4,558	$3,133	$2,160

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

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

The firm’s activities are divided into three segments:

•	Investment Banking. The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals.

•	Trading and Principal Investments. The firm facilitates customer transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in, and trading of, fixed income and equity products, currencies, commodities and derivatives on such products. In addition, the firm engages in floor-based and electronic market making as a specialist on U.S. equities and options exchanges and clears customer transactions on major stock, options and futures exchanges worldwide. In connection with the firm’s merchant banking and other investment activities, the firm makes principal investments directly and through funds that the firm raises and manages.

•	Asset Management and Securities Services. The firm offers a broad array of investment strategies, advice and planning across all major asset classes to a diverse group of institutions and individuals worldwide, and provides prime brokerage, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide.

Note 2.	Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of Group Inc. and all other entities in which the firm has a controlling financial interest. All material intercompany transactions and balances have been eliminated. The firm determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity, a variable interest entity (VIE) or a qualifying special-purpose entity (QSPE) under generally accepted accounting principles.

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance itself independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended. ARB No. 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has the majority of the voting interest.

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.

The firm determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the firm performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to the VIE’s variable interest holders, the firm utilizes the “top down” method. Under that method, the firm calculates its share of the VIE’s expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the firm’s position in the capital structure of the VIE, under various probability-weighted scenarios.

The Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 46-R, “Consolidation of Variable Interest Entities,” in December 2003. FIN No. 46-R replaced FIN No. 46, which was issued in January 2003. As permitted, the firm adopted either FIN No. 46 or FIN No. 46-R for substantially all VIEs in which it held a variable interest as of November 2003. As of May 2004, the firm adopted FIN No. 46-R for all VIEs in which it held a variable interest.

•	QSPEs. QSPEs are passive entities that hold financial assets transferred to them and are commonly used in mortgage and other securitization transactions. In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FIN No. 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value.

The firm also has formed numerous nonconsolidated merchant banking funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and does not hold a majority of the economic interests in any fund. Where the firm holds more than a minor interest in a fund, it is subject to removal as general partner. Such fund investments are included in “Financial instruments owned, at fair value” in the consolidated statements of financial condition.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make certain estimates and assumptions regarding fair value measurements, the accounting for goodwill and identifiable intangible assets, the provision for potential losses that may arise from litigation and regulatory proceedings, tax audits and other matters that affect the consolidated financial statements and related disclosures. These estimates and assumptions are based on the best available information; nonetheless, actual results could be materially different from these estimates.

Unless otherwise stated herein, all references to November 2004, November 2003 and November 2002 refer to the firm’s fiscal years ended, or the dates, as the context requires,

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 26, 2004, November 28, 2003 and November 29, 2002, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Repurchase Agreements and Collateralized Financing Arrangements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade foreign sovereign obligations, represent short-term collateralized financing transactions and are carried in the consolidated statements of financial condition at their contractual amounts plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied. The firm takes possession of securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate.

Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. These transactions are generally collateralized by cash, securities or letters of credit. The firm takes possession of securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Interest income or expense on repurchase agreements and collateralized financing arrangements is recognized in net revenues over the life of the transaction.

Financial Instruments. The consolidated statements of financial condition reflect purchases and sales of financial instruments on a trade-date basis.

“Total financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” in the consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the firm’s results of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

In determining fair value, the firm separates financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments.

•	Cash Trading Instruments. Fair values of the firm’s cash trading instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued in this manner include U.S. government and agency securities, other sovereign government obligations, liquid mortgage products, investment-grade corporate bonds, listed equities, money market securities, state, municipal and provincial obligations, and physical commodities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•	Derivative Contracts. Fair values of the firm’s derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives and reflect cash that the firm has paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements). Fair values of the firm’s exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The firm uses a variety of valuation models including the present value of known or estimated cash flows, option-pricing models and option-adjusted spread models. The valuation models used to derive the fair values of the firm’s OTC derivatives require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. The selection of a model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Where possible, the firm verifies the values produced by its pricing models to market transactions. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model selection does not involve significant judgment because market prices are readily available. For OTC derivatives that trade in less liquid markets, model selection requires more judgment because such instruments tend to be more complex and pricing information is less available in the market. As markets continue to develop and more pricing information becomes available, the firm continues to review and refine the models it uses.

At the inception of an OTC derivative contract (day one), the firm values the contract at the model value if the firm can verify all of the significant model inputs to observable market data and verify the model to market transactions. When appropriate, valuations are adjusted to reflect various factors such as liquidity, bid/offer and credit considerations. These adjustments are generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine these adjustments.

Where the firm cannot verify all of the significant model inputs to observable market data and verify the model to market transactions, the firm values the contract at the transaction price at inception and, consequently, records no day one gain or loss in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following day one, the firm adjusts the inputs to valuation models only to the extent that changes in such inputs can be verified by similar market transactions, third-party pricing services and/or broker quotes or can be derived from other substantive evidence such as empirical market data. In circumstances where the firm cannot verify the model to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

•	Principal Investments. In valuing corporate and real estate principal investments, the firm’s portfolio is separated into investments in private companies, investments in public companies (excluding the firm’s investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG)) and the firm’s investment in SMFG.

The firm’s private principal investments, by their nature, have little or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if it is determined that the expected realizable value of the investment is less than the carrying value. In reaching that determination, many factors are considered, including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

The firm’s public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices discounted for restrictions on sale. If liquidating a position is reasonably expected to affect market prices, valuations are adjusted accordingly based on predetermined written policies.

The firm’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity and downside protection on the conversion strike price. The firm has the right to convert its preferred stock investment in SMFG into shares of SMFG common stock beginning on February 8, 2005. The current conversion price is ¥322,300, but this price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥106,300). The firm’s convertible preferred investment is generally nontransferable. One-third of the underlying shares of SMFG common stock will become transferable on February 8, 2005, with the remaining shares of common stock becoming transferable in equal installments on February 7, 2006 and February 7, 2007. In addition, restrictions on the firm’s ability to hedge the underlying common stock will lapse in three equal annual installments beginning on February 7, 2005.

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

Commissions. The firm generates commissions from executing and clearing client transactions on stock, options and futures markets worldwide. These commissions are recorded on a trade-date basis in “Trading and principal investments” in the consolidated statements of earnings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Power Generation. Power generation revenues associated with the firm’s consolidated power plant operations are included in “Trading and principal investments” in the consolidated statements of earnings when power is delivered. “Cost of power generation” in the consolidated statement of earnings includes all of the direct costs of these plant operations (e.g., fuel, operations and maintenance), as well as the depreciation and amortization associated with the plant and related contractual assets.

The following table sets forth the power generation revenues and costs directly associated with the firm’s consolidated power plant operations:

	Year Ended November
	2004	2003 (2)	2002 (2)
	(in millions)

Revenues (1)	$488	$15	$—
Cost of power generation	401	11	—

(1)	Excludes revenues from nonconsolidated power plant operations, accounted for in accordance with the equity method of accounting, as well as revenues associated with the firm’s power trading activities.

(2)	The firm’s consolidated power plant operations commenced in October 2003.

Asset Management. Asset management fees are generally recognized over the period that the related service is provided based upon average net asset values. In certain circumstances, the firm is entitled to receive incentive fees when the return on assets under management exceeds certain benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a twelve-month period and are subject to adjustment prior to the end of the measurement period. Accordingly, incentive fees are recognized in the consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in “Asset management and securities services” in the consolidated statements of earnings.

Merchant Banking Overrides. The firm is entitled to receive merchant banking overrides (i.e., an increased share of a fund’s income and gains) when the return on the funds’ investments exceeds certain threshold returns. Overrides are based on investment performance over the life of each merchant banking fund, and future investment underperformance may require amounts previously distributed to the firm to be returned to the funds. Accordingly, overrides are recognized in the consolidated statements of earnings only when all material contingencies have been resolved. Overrides are included in “Trading and principal investments” in the consolidated statements of earnings.

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

Compensation expense resulting from stock options and restricted stock units granted for the years ended November 2002 and prior years is accounted for under the intrinsic-value-based method

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Therefore, no compensation expense is recognized for unmodified stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. Compensation expense for restricted stock units issued for the years prior to fiscal 2003 was, and continues to be, recognized over the relevant service periods using amortization schedules based on the applicable vesting provisions.

The firm pays cash dividend equivalents on outstanding restricted stock units. Dividend equivalents paid on restricted stock units accounted for under SFAS No. 123 are charged to retained earnings when paid. Dividend equivalents paid on restricted stock units that are later forfeited by employees are reclassified to compensation expense from retained earnings. Dividend equivalents paid on restricted stock units granted for the year ended November 2002 and prior years, accounted for under APB Opinion No. 25, are charged to compensation expense.

If the firm were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the year ended November 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and EPS as presented below:

		Year Ended November
		2004	2003	2002
		(in millions, except per share amounts)

Net earnings, as reported		$4,553	$3,005	$2,114
Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	790	458	416
Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under the fair-value method for all awards	(947)	(782)	(785)

Pro forma net earnings		$4,396	$2,681	$1,745

EPS, as reported
Basic		$9.30	$6.15	$4.27
Diluted		8.92	5.87	4.03

Pro forma EPS
Basic		$8.98	$5.49	$3.52
Diluted		8.61	5.24	3.32

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating segment is less than its estimated net book value. Such loss is calculated as the difference between the implied fair value of goodwill and its carrying value.

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists and specialist rights, are amortized over their estimated useful lives. Identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment, net of accumulated depreciation and amortization, are included in “Other assets” in the consolidated statements of financial condition. Effective December 1, 2001, the firm changed to the straight-line method of depreciation for certain property, leasehold improvements and equipment placed in service on or after December 1, 2001.

The firm’s depreciation and amortization is computed using the methods set forth below:

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

The firm’s operating leases include space held in excess of current needs. Rent expense relating to space held for growth is included in “Occupancy” in the consolidated statements of earnings. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the firm records a liability, based on the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value upon termination.

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange for the fiscal year. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, on the consolidated statements of comprehensive income. The firm seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and foreign currency denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the consolidated statements of comprehensive income. For foreign currency denominated debt, hedge effectiveness is assessed based on changes in spot rates.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the consolidated statements of earnings.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of the firm’s assets and liabilities. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The firm’s tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively, in the consolidated statements of financial condition. Tax provisions are computed in accordance with SFAS No. 109, “Accounting for Income Taxes.” Contingent liabilities related to income taxes are recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies,” as amended, have been met.

Earnings Per Share

Basic EPS is calculated by dividing net earnings by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business.

Recent Accounting Developments

In December 2003, the FASB issued FIN No. 46-R. FIN No. 46-R replaced FIN No. 46, which was issued in January 2003. As permitted, the firm adopted either FIN No. 46 or FIN No. 46-R for substantially all VIEs in which the firm held a variable interest as of November 2003. As of May 2004, the firm adopted FIN No. 46-R for all VIEs in which it held a variable interest. The effect of the firm’s adoption of FIN No. 46 and FIN No. 46-R was not material to the firm’s financial condition, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised 2003) amends the disclosure requirements for pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic pension costs recognized during interim periods. The statement does not change the measurement or recognition of plan assets and obligations. The firm adopted the interim period disclosures beginning with the first quarter of fiscal 2004. As required, the firm adopted the annual disclosure provisions effective for the firm’s fiscal year ending November 2004. See Note 11 for further information regarding the firm’s employee benefit plans.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP No. FAS 106-1 of the same title issued in January 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Management has concluded that, if provisions are finalized in their current form, benefits provided under the firm’s plan meet the “actuarially equivalent” standard set forth in the Medicare Act. As permitted, the firm prospectively adopted FSP No. FAS 106-2 in the fourth quarter of fiscal 2004, thereby reducing the firm’s accumulated benefit obligation by $13 million. The impact on net periodic postretirement benefit cost in future periods is not expected to have a material effect on the firm’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R is effective for the firm’s fourth quarter of fiscal 2005. Management is currently evaluating the effect of adoption of SFAS No. 123-R, but does not expect adoption to have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value, and financial instruments sold, but not yet purchased, at fair value:

	As of November
	2004			2003
	Assets		Liabilities	Assets		Liabilities
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$7,386	(1)	$—	$4,987	(1)	$—
U.S. government, federal agency and sovereign obligations	46,777		40,866	36,634		34,003
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	18,346		671	11,768		363
Investment-grade corporate bonds	11,783		5,163	9,862		4,641
Bank loans	8,900		428	6,706		264
High-yield securities	6,057		1,725	4,817		1,394
Preferred stock	4,792		109	3,822		163
Other	885		248	569		157

	50,763		8,344	37,544		6,982
Equities and convertible debentures	42,263		18,766	35,006		19,651
State, municipal and provincial obligations	1,308		—	459		—
Derivative contracts	62,495		64,001	45,733		41,886
Physical commodities	812		120	356		177

Total	$211,804		$132,097	$160,719		$102,699

(1)	Includes $5.04 billion and $4.32 billion, as of November 2004 and November 2003, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program.

Credit Concentrations

Credit concentrations may arise from trading, underwriting and securities borrowing activities and may be impacted by changes in economic, industry or political factors. As of November 2004 and November 2003, the firm held U.S. government and federal agency obligations that represented 5% and 6% of the firm’s total assets, respectively. In addition, most of the firm’s securities purchased under agreements to resell are collateralized by U.S. government, federal agency and other sovereign obligations. As of November 2004 and November 2003, the firm did not have credit exposure to any other counterparty that exceeded 5% of the firm’s total assets.

Derivative Activities

Derivative contracts are instruments, such as futures, forwards, swaps or option contracts, which derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange. Derivatives may involve future commitments to purchase or sell financial instruments or commodities, or to exchange currency or

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, securities, commodities, currencies or indices.

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

Substantially all of the firm’s derivative transactions are entered into for trading purposes, in order to facilitate customer transactions, to take proprietary positions or as a means of risk management. Risk exposures are managed through diversification, by controlling position sizes and by establishing hedges in related securities or derivatives. For example, the firm may hedge a portfolio of common stock by taking an offsetting position in a related equity-index futures contract. Gains and losses on derivatives used for trading purposes are generally included in “Trading and principal investments” in the consolidated statements of earnings.

In addition to derivative transactions entered into for trading purposes, the firm enters into derivative contracts to hedge its net investment in non-U.S. operations (see Note 2 for further information regarding the firm’s policy on foreign currency translation) and to manage the interest rate and currency exposure on its long-term borrowings and certain short-term borrowings. To manage exposure on its borrowings, the firm uses derivatives to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. The firm applies fair-value hedge accounting to derivative contracts that hedge the benchmark interest rate (i.e., LIBOR) on its long-term borrowings.

Fair values of the firm’s derivative contracts reflect cash paid or received pursuant to credit support agreements and are reported on a net-by-counterparty basis in the firm’s consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of November
	2004		2003
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$13,137	$14,578	$8,134	$9,271
Swap agreements	34,727	30,836	25,471	17,317
Option contracts	14,631	18,587	12,128	15,298

Total	$62,495	$64,001	$45,733	$41,886

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

The firm may retain interests in securitized financial assets. Retained interests are accounted for at fair value and included in “Total financial instruments owned, at fair value” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended November 2004 and November 2003, the firm securitized $62.93 billion and $95.00 billion, respectively, of financial assets, including $21.24 billion and $70.89 billion, respectively, of agency mortgage-backed securities. Cash flows received on retained interests and other securitization cash flows were approximately $984 million and $1 billion for the years ended November 2004 and November 2003, respectively.

As of November 2004 and November 2003, the firm held $4.33 billion and $3.20 billion of retained interests, respectively, including $4.11 billion and $3.04 billion, respectively, held in QSPEs. As of November 2004 and November 2003, the fair value of $949 million and $1.05 billion, respectively, of retained interests was based on quoted market prices in active markets.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of $3.38 billion and $2.15 billion, respectively, as of November 2004 and November 2003, of retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of November 2004		As of November 2003
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	Corporate Debt	Mortgage-	Corporate Debt
	Backed	and Other (3)	Backed	and Other (3)
	($ in millions)

Fair value of retained interests	$1,798	$1,578	$1,199	$954
Weighted average life (years)	4.2	3.7	3.8	3.4

Annual constant prepayment rate	21.5%	N/A	22.0%	N/A
Impact of 10% adverse change	$(6)	$—	$(3)	$—
Impact of 20% adverse change	(10)	—	(7)	—

Annual credit losses (1)	4.0%	4.1%	2.9%	1.3%
Impact of 10% adverse change (2)	$(10)	$(1)	$(11)	$(6)
Impact of 20% adverse change (2)	(14)	(2)	(19)	(11)

Annual discount rate	8.5%	4.9%	15.0%	8.3%
Impact of 10% adverse change	$(39)	$(24)	$(27)	$(6)
Impact of 20% adverse change	(75)	(48)	(51)	(11)

(1)	Annual percentage credit loss is based only on positions in which expected credit loss is a key assumption in the determination of fair values.

(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over collateralization and subordination provisions.

(3)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.

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

In addition to the retained interests described above, the firm also held interests in QSPEs, primarily agency mortgage-backed securities, purchased in connection with secondary market-making activities. These purchased interests approximated $5 billion and $6 billion as of November 2004 and November 2003, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the issuance of asset-repackaged notes to investors, the firm had derivative receivables from QSPEs, to which the firm has transferred assets, with a fair value of $126 million and $188 million as of November 2004 and November 2003, respectively. These receivables are collateralized by a first-priority interest in the assets held by each QSPE.

Variable Interest Entities (VIEs)

The firm, in the ordinary course of its business, retains interests in VIEs in connection with its securitization activities. The firm also purchases and sells variable interests in VIEs, primarily mortgage-backed and asset-backed interests, in connection with its market-making activities and makes investments in and loans to VIEs that hold performing and nonperforming debt, real estate and other assets. In addition, the firm utilizes VIEs to provide investors with credit-linked and asset-repackaged notes designed to meet their objectives.

VIEs generally purchase assets by issuing debt and equity instruments and through other contractual arrangements. In certain instances, the firm has provided guarantees to certain VIEs or holders of variable interests in these VIEs. In such cases, the maximum exposure to loss included in the tables set forth below is the notional amount of such guarantees. Such amounts do not represent anticipated losses in connection with these guarantees. The firm’s variable interests in these VIEs include senior and subordinated debt; limited and general partnership interests; preferred and common stock; interest rate, foreign currency, equity, commodity and credit derivatives; guarantees; and residual interests in mortgage-backed and asset-backed securitization vehicles. Group Inc. generally is not directly or indirectly obligated to repay the debt and equity instruments and contractual arrangements entered into by these VIEs.

The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs where the firm does not hold a majority voting interest:

	As of November
	2004	2003
	(in millions)

VIE assets (1)	$5,197	$1,832
Maximum exposure to loss	782	145

(1)	Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth total assets in nonconsolidated VIEs in which the firm holds significant variable interests and the firm’s maximum exposure to loss associated with these interests:

	As of November 2004
		Maximum Exposure to Loss
	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)

Mortgage-backed	$9,921	$153	$100	$—	$992	$1,245
Asset repackagings and credit linked notes	5,138	16	—	341	180	537
Power-related	5,340	—	52	—	571	623
Other asset-backed	8,295	—	177	38	914	1,129

Total	$28,694	$169	$329	$379	$2,657	$3,534

	As of November 2003
		Maximum Exposure to Loss
	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)

Mortgage-backed	$1,648	$24	$—	$—	$507	$531
Asset repackagings and credit linked notes	377	5	—	100	—	105
Power-related	520	—	56	—	21	77
Other asset-backed	5,720	60	180	—	899	1,139

Total	$8,265	$89	$236	$100	$1,427	$1,852

Secured Borrowing and Lending Activities

The firm obtains secured short-term financing principally through the use of repurchase agreements and securities lending agreements to obtain securities for settlement, finance inventory positions and meet customers’ needs. In these transactions, the firm either provides or receives collateral, including cash, U.S. government, federal agency, mortgage-backed, investment-grade foreign sovereign obligations, equity securities, convertible bonds, letters of credit and corporate bonds.

The firm receives collateral in connection with resale agreements, securities lending transactions, derivative transactions, customer margin loans and other secured lending activities. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of November 2004 and November 2003, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $511.98 billion and $410.01 billion, respectively, of which the firm sold or repledged $451.79 billion and $350.57 billion, respectively.

The firm also pledges its own assets to collateralize repurchase agreements and other secured financings. As of November 2004 and November 2003, the carrying value of securities included in “Financial instruments owned, at fair value” that had been loaned or pledged to counterparties that did not have the right to sell or repledge was $46.86 billion and $47.39 billion, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.	Short-Term Borrowings

The firm obtains secured and unsecured short-term borrowings primarily through issuance of promissory notes, commercial paper and bank loans. As of November 2004 and November 2003, secured short-term borrowings were $8.56 billion and $3.32 billion, respectively, and unsecured short-term borrowings were $46.40 billion and $40.88 billion, respectively. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

Short-term borrowings are set forth below:

	As of November
	2004	2003
	(in millions)

Promissory notes	$19,513	$24,119
Commercial paper	4,355	4,767
Bank loans and other	13,474	8,183
Current portion of long-term borrowings	17,617	7,133

Total (1)	$54,959	$44,202

(1)	As of November 2004 and November 2003, the weighted average interest rates for short-term borrowings, including commercial paper, were 2.73% and 1.48%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 2.30% and 1.25% as of November 2004 and November 2003, respectively.

Note 5.	Long-Term Borrowings

The firm obtains secured and unsecured long-term borrowings, which consist principally of senior borrowings with maturities extending to 2034. As of November 2004 and November 2003, secured long-term borrowings were $12.09 billion and $6.04 billion, respectively, and unsecured long-term borrowings were $68.61 billion and $51.44 billion, respectively.

Long-term borrowings are set forth below:

	As of November
	2004	2003
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$32,078	$28,242
Non-U.S. dollar	12,553	8,703
Floating rate obligations (2)
U.S. dollar	26,033	13,269
Non-U.S. dollar	10,032	7,268

Total	$80,696	$57,482

(1)	As of November 2004 and November 2003, interest rates on U.S. dollar fixed rate obligations ranged from 2.85% to 12.00% and from 4.13% to 12.00%, respectively. As of both November 2004 and November 2003, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.70% to 8.88%.

(2)	Floating interest rates generally are based on LIBOR, the U.S. Treasury bill rate or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay. Long-term borrowings include nonrecourse debt issued by the following subsidiaries:

	As of November
	2004	2003
	(in millions)

William Street Funding Corporation	$5,144	$3,173
Variable interest entities	4,546	1,635
Other subsidiaries (1)	2,364	622

Total	$12,054	$5,430

(1)	Includes $978 million and $583 million of nonrecourse debt issued by the firm’s consolidated power plant operations as of November 2004 and November 2003, respectively.

Long-term borrowings by fiscal maturity date are set forth below:

	As of November
	2004 (1)(2)			2003 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2005	$—	$—	$—	$7,854	$4,598	$12,452
2006	10,691	2,616	13,307	6,133	1,576	7,709
2007	7,116	948	8,064	1,274	564	1,838
2008	4,626	3,179	7,805	3,105	2,546	5,651
2009	9,061	4,116	13,177	5,317	1,100	6,417
2010-thereafter	26,617	11,726	38,343	17,828	5,587	23,415

Total	$58,111	$22,585	$80,696	$41,511	$15,971	$57,482

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as short-term borrowings in the consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of the firm are reflected at their contractual maturity dates. Certain long-term borrowings that may be redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

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

The effective weighted average interest rates for long-term borrowings, after hedging activities, are set forth below:

	As of November
	2004		2003
	Amount	Rate	Amount	Rate
		($ in millions)

Fixed rate obligations	$2,383	6.56%	$1,517	7.43%
Floating rate obligations	78,313	2.48	55,965	1.79

Total	$80,696	2.60	$57,482	1.94

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferrable Interest Junior Subordinated Debentures

In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the firm for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from Group Inc. and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of November 2004, the firm held all of the common beneficial interests.

The Trust is a wholly owned finance subsidiary of the firm for legal and regulatory purposes. However, for accounting purposes, under FIN No. 46-R, the Trust is not a consolidated subsidiary of the firm because the firm’s ownership of the common beneficial interest is not considered at risk, since the Trust’s principal asset is the $2.84 billion of junior subordinated debentures issued by the firm. The firm pays interest semiannually on these debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. See Note 6 for further information regarding the firm’s guarantee of the preferred beneficial interests issued by the Trust.

The firm has the right, from time to time, to defer payment of interest on the junior subordinated debentures, and, therefore, cause payment of dividends on the Trust’s preferred beneficial interests to be deferred, in each case for up to ten consecutive semiannual periods, and during any such extension period Group Inc. will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by the firm unless all dividends payable on the preferred beneficial interests have been paid in full.

Note 6.	Commitments, Contingencies and Guarantees

Commitments

The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $48.32 billion and $35.25 billion as of November 2004 and November 2003, respectively.

In connection with its lending activities, the firm had outstanding commitments of $27.72 billion and $15.83 billion as of November 2004 and November 2003, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements.

As of November 2004 and November 2003, $9.40 billion and $4.32 billion, respectively, of the firm’s outstanding commitments to extend credit have been issued through the William Street credit extension program. These commitments were primarily issued through William Street Commitment Corporation (Commitment Corp), a consolidated wholly owned subsidiary of Group Inc. Another consolidated wholly owned subsidiary, William Street Funding Corporation (Funding Corp), was formed to raise funding to support the William Street credit extension program. Commitment Corp and Funding Corp are each separate corporate entities, with assets and liabilities that are legally separated from the other assets and liabilities of the firm. Accordingly, the assets of Commitment Corp and of Funding Corp will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp or

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Funding Corp, except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided to the firm by SMFG. The firm has also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $11.15 billion and $12.60 billion as of November 2004 and November 2003, respectively.

The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $1.04 billion and $1.38 billion in corporate and real estate investment funds as of November 2004 and November 2003, respectively.

The firm had construction-related commitments of $107 million and $87 million as of November 2004 and November 2003, respectively, and other purchase commitments of $242 million and $255 million as of November 2004 and November 2003, respectively.

As of November 2004, the firm had entered into a contract to acquire interests in power plants and related businesses from National Energy & Gas Transmission, Inc., including additional interests in some of the same power plants and a natural gas pipeline in which Cogentrix Energy, Inc., a wholly owned subsidiary of the firm, already holds interests, for approximately $550 million.

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, and rent charged to operating expense for the last three years are set forth below:

(in millions)

Minimum rental payments
2005	$359
2006	357
2007	319
2008	299
2009	301
2010-thereafter	1,884

Total	$3,519

Net rent expense
2002	$359
2003	360
2004	356

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which claimants seek substantial or indeterminate damages, the firm cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred.

Guarantees

The firm enters into various derivative contracts that meet the definition of a guarantee under FIN No. 45. Such derivative contracts include credit default swaps, written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. FIN No. 45 does not require disclosures about derivative contracts if such contracts may be cash settled and the firm has no basis to conclude it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. The firm has concluded that these conditions have been met, for certain large, internationally active commercial and investment bank end users and certain other users. Accordingly, the firm has not included such contracts in the tables below.

The firm, in its capacity as an agency lender, occasionally indemnifies securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. In relation to certain asset sales and securitization transactions, the firm guarantees the collection of contractual cash flows. In connection with its merchant banking activities, the firm may issue loan guarantees to secure financing and to obtain preferential terms. In addition, the firm provides letters of credit and other guarantees, on a limited basis, to enable clients to enhance their credit standing and complete transactions.

In connection with the firm’s establishment of the Trust, Group Inc. effectively provided for the full and unconditional guarantee of the beneficial interests in the Trust held by third parties. Timely payment by Group Inc. of interest on the junior subordinated debentures and other amounts due and performance of its other obligations under the transaction documents will be sufficient to cover payments due by the Trust on its beneficial interests. As a result, management believes that it is unlikely the firm will have to make payments related to the Trust other than those required under the junior subordinated debentures and in connection with certain expenses incurred by the Trust.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of November 2004 and November 2003:

	As of November 2004
		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying		2006-	2008-	2010-
	Value	2005	2007	2009	Thereafter	Total
		(in millions)

Derivatives (1)	$6,752	$269,246	$96,829	$175,910	$349,789	$891,774
Securities lending indemnifications (2)	—	14,737	—	—	—	14,737
Guarantees of trust preferred beneficial interest (3)	—	174	349	349	7,025	7,897
Guarantee of the collection of contractual cash flows	16	47	162	57	20	286
Merchant banking fund-related commitments	—	19	41	—	5	65
Letters of credit and other guarantees	44	93	123	9	80	305

(1)	The carrying value of $6.75 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held in connection with securities lending indemnifications was $15.28 billion as of November 2004.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust (see Note 5 for further information regarding the Trust).

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

	As of November 2003
		Maximum Payout/Notional Amount by Period of Expiration (3)
	Carrying		2005-	2007-	2009-
	Value	2004	2006	2008	Thereafter	Total
		(in millions)

Derivatives (1)	$7,639	$216,038	$87,843	$126,385	$163,721	$593,987
Securities lending indemnifications (2)	—	7,955	—	—	—	7,955
Guarantee of the collection of contractual cash flows	16	827	708	3	5	1,543
Merchant banking fund-related commitments	—	44	20	2	2	68
Letters of credit and other guarantees	89	89	25	1	82	197

(1)	The carrying value of $7.64 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held in connection with securities lending indemnifications was $8.23 billion as of November 2003.

(3)	Such amounts do not represent the anticipated losses in connection with these contracts.

In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm may agree to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of November 2004 and November 2003.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of November 2004 and November 2003.

Note 7.	Shareholders’ Equity

Dividends declared per common share were $1.00 in 2004, $0.74 in 2003 and $0.48 in 2002. On December 15, 2004, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.25 per share to be paid on February 24, 2005 to common shareholders of record on January 25,  2005.

During 2004 and 2003, the firm repurchased 18.7 million shares and 12.2 million shares of the firm’s common stock, respectively. The average price paid per share for repurchased shares was $96.29 and $76.83 for the years ended November 2004 and November 2003, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, the firm cancelled 9.1 million restricted stock units at an average price of $95.20 per unit in 2004. On January 30, 2004, the Board authorized the repurchase of an additional 15.0 million shares of common stock pursuant to the firm’s existing repurchase program. As of November 2004, the firm was authorized to repurchase up to 6.4 million additional shares of common stock pursuant to the firm’s repurchase program.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Year Ended November
	2004	2003	2002
	(in millions, except per
	share amounts)

Numerator for basic and diluted EPS — earnings available to common shareholders	$4,553	$3,005	$2,114

Denominator for basic EPS — weighted average number of common shares	489.5	488.4	495.6
Effect of dilutive securities
Restricted stock units	9.6	16.0	22.1
Stock options	11.4	7.5	7.4

Dilutive potential common shares	21.0	23.5	29.5

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	510.5	511.9	525.1

Basic EPS	$9.30	$6.15	$4.27
Diluted EPS	8.92	5.87	4.03

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Year Ended November
	2004	2003	2002
	(in millions)

Number of antidilutive options, end of period	1	27	28

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

As of November 2004 and November 2003, goodwill of $3.18 billion and $3.16 billion, respectively, was included in “Other assets” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of November
		2004		2003
		(in millions)

Customer lists (1)	Gross carrying amount	$1,021		$1,021
	Accumulated amortization	(193)		(141)

	Net carrying amount	$828		$880

New York Stock Exchange (NYSE) specialist rights	Gross carrying amount	$714		$714
	Accumulated amortization	(107)		(78)

	Net carrying amount	$607		$636

Exchange-traded fund (ETF) and option specialist rights	Gross carrying amount	$145	(3)	$312
	Accumulated amortization	(24	) (3)	(182)

	Net carrying amount	$121		$130

Other (2)	Gross carrying amount	$298	(3)	$351
	Accumulated amortization	(165	) (3)	(177)

	Net carrying amount	$133		$174

Total	Gross carrying amount	$2,178		$2,398
	Accumulated amortization	(489)		(578	) (4)

	Net carrying amount	$1,689		$1,820

(1)	Primarily includes the firm’s clearance and execution and Nasdaq customer lists acquired in the firm’s combination with SLK LLC (SLK) and financial counseling customer lists acquired in the firm’s combination with The Ayco Company, L.P.

(2)	Primarily includes technology-related assets acquired in the firm’s combination with SLK.

(3)	Gross carrying amount and accumulated amortization exclude amounts related to assets that were no longer in service at the beginning of the period.

(4)	Accumulated amortization includes $188 million of impairment charges primarily related to option specialist rights.

Identifiable intangible assets are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 17 years. There were no identifiable intangible assets that were considered to be indefinite-lived and, therefore, not subject to amortization.

Amortization expense associated with identifiable intangible assets was $125 million, $319 million (including $188 million of impairment charges) and $127 million for the fiscal years ended November 2004, November 2003 and November 2002, respectively.

Estimated future amortization expense for existing identifiable intangible assets is set forth below:

(in millions)

2005	$123
2006	123
2007	118
2008	91
2009	90

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.	Other Assets and Other Liabilities

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of November
	2004	2003
	(in millions)

Goodwill and identifiable intangible assets (1)	$4,871	$4,982
Property, leasehold improvements and equipment	4,083	3,527
Equity-method investments and joint ventures	2,447	2,159
Prepaid assets and deposits	767	376
Net deferred tax assets (2)	626	1,420
Miscellaneous receivables and other	2,349	1,463

Total	$15,143	$13,927

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(2)	See Note 13 for further information regarding the firm’s income taxes.

Other liabilities and accrued expenses primarily includes compensation and benefits, minority interest in certain consolidated entities, litigation liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of November
	2004	2003
	(in millions)

Compensation and benefits	$5,571	$3,956
Minority interest	1,809	1,281
Accrued expenses and other	2,980	2,907

Total	$10,360	$8,144

Note 11.	Employee Benefit Plans

The firm sponsors various pension plans and certain other postretirement benefit plans, primarily healthcare and life insurance, which cover most employees worldwide. The firm also provides certain benefits to former or inactive employees prior to retirement. A summary of these plans is set forth below.

Defined Benefit Pension Plans and Postretirement Plans

The firm maintains a defined benefit pension plan for substantially all U.S. employees. As of November 2004, this plan has been closed to new participants and no further benefits will be accrued to existing participants. Employees of certain non-U.S. subsidiaries participate in various local defined benefit plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. In addition, the firm has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees, employees and dependents in the United States.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the changes in the plans’ benefit obligations and the fair value of assets for November 2004 and November 2003 and a statement of the funded status of the plans as of November 2004 and November 2003:

	As of or for the Year Ended November
	2004			2003
	U.S.	Non-U.S.	Post-	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement	Pension	Pension	retirement
	(in millions)

Benefit obligation
Balance, beginning of year	$294	$335	$196	$162	$245	$184
Business combination	—	—	—	75	—	1
Service cost	10	44	9	8	41	8
Interest cost	18	16	12	13	12	12
Plan amendments	—	(2)	—	—	—	—
Actuarial loss/(gain)	37	58	4	39	22	(3)
Benefits paid	(4)	(14)	(6)	(3)	(13)	(6)
Effect of foreign exchange rates	—	37	—	—	28	—

Balance, end of year	$355	$474	$215	$294	$335	$196

Fair value of plan assets
Balance, beginning of year	$277	$304	$—	$167	$206	$—
Business combination	—	—	—	45	—	—
Actual return on plan assets	25	26	—	31	27	—
Firm contributions	20	34	6	37	58	6
Benefits paid	(4)	(14)	(6)	(3)	(13)	(6)
Effect of foreign exchange rates	—	32	—	—	26	—

Balance, end of year	$318	$382	$—	$277	$304	$—

Prepaid/(accrued) benefit cost
Funded status	$(37)	$(92)	$(215)	$(17)	$(31)	$(196)
Unrecognized loss	108	152	58	90	89	56
Unrecognized transition (asset)/obligation	(22)	6	1	(26)	15	2
Unrecognized prior service cost	—	3	14	—	3	22
Adjustment to recognize additional minimum liability	—	(1)	—	—	—	—

Prepaid/(accrued) benefit cost	$49	$68	$(142)	$47	$76	$(116)

The accumulated benefit obligation for all defined benefit plans was $742 million and $560 million as of November 2004 and November 2003, respectively.

For plans in which the accumulated benefit obligation exceeded plan assets, the aggregate projected benefit obligation and accumulated benefit obligation was $184 million and $154 million, respectively, as of November 2004, and $160 million and $139 million, respectively, as of November 2003. The fair value of plan assets for each of these plans was $104 million and $97 million as of November 2004 and November 2003, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of pension expense/(income) and postretirement expense are set forth below:

	Year Ended November
	2004	2003	2002
	(in millions)

U.S. pension
Service cost	$10	$8	$6
Interest cost	18	13	10
Expected return on plan assets	(23)	(16)	(12)
Net amortization	5	5	(2)

Total	$10	$10	$2

Non-U.S. pension
Service cost	$44	$41	$37
Interest cost	16	12	9
Expected return on plan assets	(20)	(15)	(12)
Net amortization	8	8	4

Total	$48	$46	$38

Postretirement
Service cost	$9	$8	$8
Interest cost	12	12	9
Expected return on plan assets	—	—	(1)
Net amortization	11	11	10

Total	$32	$31	$26

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average assumptions used to develop net periodic pension cost and the actuarial present value of the projected benefit obligation are set forth below. These assumptions represent a weighted average of the assumptions used for the U.S. and non-U.S. plans and are based on the economic environment of each applicable country.

	Year Ended November
	2004	2003		2002

Defined benefit pension plans
U.S. pension — projected benefit obligation
Discount rate	5.50%	6.00%		6.75%
Rate of increase in future compensation levels	N/A	5.00		5.00
U.S. pension — net periodic benefit cost
Discount rate	6.00	6.59	(1)	7.00
Rate of increase in future compensation levels	5.00	5.00		5.00
Expected long-term rate of return on plan assets	8.50	8.50		8.50
Non-U.S. pension — projected benefit obligation
Discount rate	4.63	4.76		4.78
Rate of increase in future compensation levels	4.49	4.37		4.14
Non-U.S. pension — net periodic benefit cost
Discount rate	4.76	4.78		4.93
Rate of increase in future compensation levels	4.37	4.14		4.11
Expected long-term rate of return on plan assets	6.25	5.86		5.74

Postretirement plans — projected benefit obligation
Discount rate	5.50%	6.00%		6.75%
Rate of increase in future compensation levels	N/A	5.00		5.00
Postretirement plans — net periodic benefit cost
Discount rate	6.00	6.75	(1)	7.00
Rate of increase in future compensation levels	5.00	5.00		5.00
Expected long-term rate of return on plan assets	—	—		8.50

(1)	Includes plan added in connection with business combination.

The firm’s approach in determining the long-term rate of return for plan assets is based upon historical financial market relationships that have existed over time with the presumption that this trend will generally remain constant in the future.

For measurement purposes, an annual growth rate in the per capita cost of covered healthcare benefits of 12.53% was assumed for the fiscal year ending November 2005. The rate was assumed to decrease ratably to 5.00% for the fiscal year ending November 2009 and remain at that level thereafter.

The assumed cost of healthcare has an effect on the amounts reported for the firm’s postretirement plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase		1% Decrease
	2004	2003	2004	2003
	(in millions)

Cost	$5	$4	$(4)	$(3)
Obligation	37	33	(29)	(26)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the composition of plan assets for the U.S. and non-U.S. defined benefit pension plans by asset category:

	As of November
	2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Pension	Pension	Pension	Pension

Equity securities	66%	66%	61%	70%
Debt securities	22	8	25	11
Other	12	26	14	19

Total	100%	100%	100%	100%

The investment approach of the firm’s U.S. and major non-U.S. defined benefit pension plans involves employing a sufficient level of flexibility to capture investment opportunities as they occur, while maintaining reasonable parameters to ensure that prudence and care are exercised in the execution of the investment programs. The plans employ a total return on investment approach, whereby a mix, which is broadly similar to the actual asset allocation as of November 2004, of equity securities, debt securities and other assets is targeted to maximize the long-term return on assets for a given level of risk. Investment risk is measured and monitored on an ongoing basis by the firm’s Retirement Committee through periodic portfolio reviews, meetings with investment managers and annual liability measurements.

The firm will contribute a minimum of $5 million to its pension plans and $7 million to its postretirement plans in fiscal 2005.

The following table sets forth benefits projected to be paid from the firm’s U.S. and non-U.S. defined benefit pension and postretirement plans and reflects expected future service, where appropriate:

	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement
	(in millions)

2005	$6	$5	$7
2006	6	6	7
2007	7	6	8
2008	8	6	8
2009	9	6	9
2010-2014	62	33	49

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $189 million, $199 million and $154 million for the years ended November 2004, November 2003 and November 2002, respectively.

The firm maintained a nonqualified defined contribution plan (the Plan) for certain senior employees. Shares of common stock contributed to the Plan and outstanding as of November 2004 were 0.1 million. Remaining shares were distributed to participants and there were no remaining assets in the plan as of January 2005. Plan expense was immaterial for the years ended November 2004, November 2003 and November  2002.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.	Employee Incentive Plans

Stock Incentive Plan

The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (the Amended SIP), which provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other stock-based awards. In the second quarter of fiscal 2003, the Amended SIP was approved by the firm’s shareholders, effective for grants after April 1, 2003, and no further awards were or will be made under the original plan after that date, although awards granted under the original plan prior to that date remain outstanding.

The total number of shares of common stock that may be issued under the Amended SIP through fiscal 2008 may not exceed 250 million shares and, in each fiscal year thereafter, may not exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous fiscal years but not covered by awards granted in such years. As of November 2004 and November 2003, 218.9 million and 236.8 million shares, respectively, were available for grant under the Amended SIP, after taking into account stock-based compensation awards that were issued subsequent to year end, as part of year-end compensation.

Other Compensation Arrangements

In November 2004, the firm adopted new deferred compensation plans for eligible employees for fiscal 2005. In general, under the plans, participants will be able to defer payment of a portion of their cash year-end compensation. During the deferral period, participants will be able to nominally invest their deferrals in certain alternatives available under the plans. Generally, under current tax law, participants will not be subject to income tax on amounts deferred or on any notional investment earnings until the returns are distributed, and the firm will not be entitled to a corresponding tax deduction until the amounts are distributed.

In November 2004, the firm adopted a discount stock program through which eligible senior executives may acquire restricted stock units in fiscal 2005 under the firm’s Amended SIP at an effective 25% discount. The 25% discount is effected by an additional grant of restricted stock units equal to one-third of the number of restricted stock units purchased by qualifying participants. The purchased restricted stock units will be 100% vested when granted, but the shares underlying them will not be able to be sold or transferred (other than to satisfy tax obligations) before the third anniversary of the grant date. The remaining shares underlying the restricted stock units will generally vest in equal installments on the second and third anniversaries following the grant date and will not be transferable before the third anniversary of the grant date.

Restricted Stock Units

The firm issued restricted stock units to employees under the Amended SIP, primarily in connection with year-end compensation and acquisitions. Of the total restricted stock units outstanding as of November 2004 and November 2003, (i) 24.9 million units and 24.5 million units, respectively, required future service as a condition to the delivery of the underlying shares of common stock and (ii) 13.0 million units and 23.3 million units, respectively, did not require future service.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In all cases, delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain other requirements outlined in the award agreements. The activity related to these restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	No Future Service	Future Service
	Required	Required

Outstanding, November 2001	25,629,933	41,669,062
Granted (1)	1,484,153	4,855,553
Forfeited	(591,957)	(3,135,134)
Delivered	(21,700,672)	—
Vested	13,494,481	(13,494,481)

Outstanding, November 2002	18,315,938	29,895,000
Granted (1)	3,615,366	9,357,593
Forfeited	(179,708)	(1,886,420)
Delivered	(11,261,989)	—
Vested	12,824,458	(12,824,458)

Outstanding, November 2003	23,314,065	24,541,715
Granted (1)	6,629,717	11,253,970
Forfeited	(142,163)	(879,420)
Delivered	(26,806,448)	—
Vested	10,032,240	(10,032,240)

Outstanding, November 2004	13,027,411	24,884,025

(1)	Includes restricted stock units granted to employees subsequent to year end as part of year-end compensation.

Total employee stock compensation expense, net of forfeitures, was $1.22 billion, $711 million and $645 million for the years ended November 2004, November 2003 and November 2002, respectively.

Stock Options

As of November 2004, all stock options granted to employees in May of 1999 in connection with the firm’s initial public offering are fully vested and exercisable. Stock options granted to employees subsequent to the firm’s initial public offering generally vest as outlined in the applicable stock option agreement and first become exercisable on the third anniversary of the grant date. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. In general, all stock options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation in certain circumstances in accordance with the terms of the Amended SIP and the applicable stock option agreement. The dilutive effect of the firm’s outstanding stock options is included in “Average common shares outstanding — Diluted,” in the consolidated statements of earnings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity related to these stock options is set forth below:

		Weighted	Weighted Average
	Options	Average	Remaining
	Outstanding	Exercise Price	Life (years)

Outstanding, November 2001	84,366,885	$73.04	8.65
Granted (1)	15,908,162	79.16
Exercised	(1,138,087)	52.78
Forfeited	(4,867,859)	68.77

Outstanding, November 2002	94,269,101	74.53	8.08
Granted (1)	902,511	95.81
Exercised	(2,686,955)	52.76
Forfeited	(3,428,692)	73.08

Outstanding, November 2003	89,055,965	75.47	7.17
Granted	22,500	96.08
Exercised	(9,025,867)	57.80
Forfeited	(1,496,863)	81.00

Outstanding, November 2004	78,555,735	77.40	6.33

Exercisable, November 2004	37,387,049	$66.48	5.16

(1)	Includes stock options granted to employees subsequent to year end as part of year-end compensation.

The options outstanding as of November 2004 are set forth below:

		Weighted	Weighted Average
	Options	Average	Remaining
Exercise Price	Outstanding	Exercise Price	Life (years)

$45.00 – $ 59.99	20,770,884	$52.96	4.44
60.00 – 74.99	—	—	—
75.00 – 89.99	30,339,112	81.02	6.95
90.00 – 104.99	27,445,739	91.89	7.08

Outstanding, November 2004	78,555,735

The weighted average fair value of options granted during fiscal 2004, fiscal 2003 and fiscal 2002 was $32.22 per option, $31.31 per option and $27.38 per option, respectively. Fair value was estimated as of the grant date based on a binomial option-pricing model using the following weighted average assumptions:

	Year Ended November
	2004	2003	2002

Risk-free interest rate	3.4%	3.4%	3.5%
Expected volatility	35.0	35.0	35.0
Dividend yield	1.0	1.0	0.6
Expected life	5 years	5 years	5 years

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.	Income Taxes

The components of the net tax expense reflected in the consolidated statements of earnings are set forth below:

	Year Ended November
	2004	2003	2002
	(in millions)

Current taxes
U.S. federal	$374	$680	$543
State and local	46	115	35
Non-U.S.	663	552	331

Total current tax expense	1,083	1,347	909

Deferred taxes
U.S. federal	827	22	7
State and local	98	27	102
Non-U.S.	115	44	121

Total deferred tax expense	1,040	93	230

Net tax expense	$2,123	$1,440	$1,139

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

Significant components of the firm’s deferred tax assets and liabilities are set forth below:

	As of November
	2004	2003
	(in millions)

Deferred tax assets
Compensation and benefits	$920	$1,301
Unrealized losses	—	177
Other, net	227	156

	1,147	1,634
Valuation allowance (1)	(21)	(18)

Total deferred tax assets	1,126	1,616

Deferred tax liabilities
Depreciation and amortization	383	196
Unrealized gains	180	—

Total deferred tax liabilities	$563	$196

(1)	Relates primarily to the ability to utilize certain state and local and foreign tax credits.

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of November 2004, this policy resulted in an unrecognized net deferred tax liability of $135 million attributable to reinvested earnings of $1.65 billion.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, during 2004, the valuation allowance was increased by $3 million, primarily due to an increase in certain state and local tax credits. Acquired federal net operating loss carryforwards of $88 million as of November 2004 and $49 million as of November 2003 are subject to annual limitations on utilization and will begin to expire in 2019. Acquired state and local net operating loss carryforwards of $436 million as of November 2004 are subject to annual limitations and will begin to expire in 2005. Acquired alternative minimum tax credit carryforwards of $32 million as of November 2004 are subject to annual limitations on utilization, but can be carried forward indefinitely.

A reconciliation of the U.S. federal statutory income tax rate to the firm’s effective income tax rate is set forth below:

	Year Ended November
	2004	2003	2002

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax effects	1.4	2.1	2.7
Tax credits	(3.6)	(3.1)	(2.0)
Foreign operations	(1.2)	(1.2)	(0.9)
Tax-exempt income, including dividends	(0.7)	(1.0)	(1.3)
Other	0.9	0.6	1.5

Effective income tax rate	31.8%	32.4%	35.0%

Tax benefits of approximately $330 million in November 2004, $103 million in November 2003 and $119 million in November 2002, related to the delivery of restricted stock units and the exercise of options, were credited directly to “Additional paid-in capital” in the consolidated statements of financial condition and changes in shareholders’ equity.

Note 14.	Regulated Subsidiaries

The firm’s principal U.S. and international regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (1) (GSEC) in New York, Goldman Sachs International (GSI) in London and Goldman Sachs (Japan) Ltd. (GSJL) in Tokyo.

GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the Securities and Exchange Commission (SEC) and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of November 2004 and November 2003, GS&Co. had regulatory net capital, as defined, of $5.92 billion and $3.66 billion, respectively, which exceeded the amounts required by $4.83 billion and $2.82 billion, respectively. As of November 2004 and November 2003, GSEC had regulatory net capital, as defined, of $1.05 billion and $1.12 billion, respectively, which exceeded the amounts required by $1.00 billion and $1.08 billion, respectively.

GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of November 2004 and November 2003, GSI and GSJL were in compliance with their local capital adequacy requirements.

Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of November 2004 and

(1)	The firm renamed Spear, Leeds & Kellogg, L.P., Goldman Sachs Execution & Clearing, L.P., effective January 14, 2005.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2003, these subsidiaries were in compliance with their local capital adequacy requirements.

The SEC has adopted rule amendments that establish alternative net capital requirements for broker-dealers that are part of a consolidated supervised entity. As a condition to its use of the alternative method, a broker-dealer’s ultimate holding company and affiliates (referred to collectively as a consolidated supervised entity or CSE) must consent to group-wide supervision and examination by the SEC. GS&Co. anticipates applying for permission to use this alternative method. The firm expects that doing so will enable it to comply with the requirements of the Financial Groups Directive (Directive 2002/87/EC of the European Parliament and of the Council, relating to the regulation in Europe of financial services organizations). On becoming subject to the SEC’s group-wide supervision, the firm will be required to report to the SEC computations of the firm’s capital adequacy.

Note 15.	Business Segments

In reporting to management, the firm’s operating results are categorized into the following three segments: Investment Banking, Trading and Principal Investments, and Asset Management and Securities Services.

The firm made certain changes to its segment reporting structure in 2003. These changes included reclassifying the following from Asset Management and Securities Services to Trading and Principal Investments:

•	equity commissions and clearing and execution fees;

•	merchant banking overrides; and

•	the matched book businesses.

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

The cost drivers of the firm taken as a whole — compensation, headcount and levels of business activity — are broadly similar in each of the firm’s business segments. Compensation expenses within the firm’s segments reflect, among other factors, the overall performance of the firm as well as performance of individual business units. Consequently, pre-tax margins in one segment of the firm’s business may be significantly affected by the performance of the firm’s other business segments.

The firm allocates revenues and expenses among the three segments. Due to the integrated nature of the business segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. Total operating expenses include corporate items that have not been allocated to individual business segments. The allocation process is based on the manner in which management views the business of the firm.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The segment information presented in the table below is prepared according to the following methodologies:

•	Revenues and expenses directly associated with each segment are included in determining pre-tax earnings.

•	Net revenues in the firm’s segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. Net interest is included within segment net revenues as it is consistent with the way in which management assesses segment performance.

•	Overhead expenses not directly allocable to specific segments are allocated ratably based on direct segment expenses.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the Year Ended November
		2004	2003	2002
		(in millions)

Investment	Net revenues (1)	$3,374	$2,711	$2,830
Banking	Operating expenses (2)	2,973	2,504	2,454

	Pre-tax earnings	$401	$207	$376

	Segment assets	$4,759	$4,867	$4,555

Trading and Principal	Net revenues (1)	$13,327	$10,443	$8,647
Investments	Operating expenses (2)	8,287	6,938	6,505

	Pre-tax earnings	$5,040	$3,505	$2,142

	Segment assets	$358,137	$250,490	$246,789

Asset Management and	Net revenues (1)	$3,849	$2,858	$2,509
Securities Services	Operating expenses (2)	2,430	1,890	1,562

	Pre-tax earnings	$1,419	$968	$947

	Segment assets	$167,957	$147,647	$103,436

Total	Net revenues (1)	$20,550	$16,012	$13,986
	Operating expenses (2)(3)	13,874	11,567	10,733

	Pre-tax earnings	$6,676	$4,445	$3,253

	Total assets (4)	$531,379	$403,799	$355,574

(1)	Net revenues include net interest and cost of power generation as set forth in the table below:

	Year Ended November
	2004	2003	2002
	(in millions)

Investment Banking	$88	$311	$258
Trading and Principal Investments	1,343	1,888	1,350
Asset Management and Securities Services	1,194	941	793

Total net interest and cost of power generation	$2,625	$3,140	$2,401

(2)	Operating expenses include depreciation and amortization, including the amortization of identifiable intangible assets, as set forth in the table below:

	Year Ended November
	2004	2003	2002
	(in millions)

Investment Banking	$123	$180	$140
Trading and Principal Investments	392	584	473
Asset Management and Securities Services	109	117	131

Total depreciation and amortization	$624	$881	$744

(3)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $19 million, $80 million and $212 million for the years ended November 2004, November 2003 and November 2002, respectively, (ii) net provisions for a number of litigation and regulatory proceedings of $103 million and $155 million for the years ended November 2004 and November 2003, respectively, and (iii) $62 million in connection with the establishment of Goldman Sachs Gao Hua Securities Company Limited, an investment banking and securities venture in China, for the year ended November 2004.

(4)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. Accordingly, management believes that profitability by geographic region is not necessarily meaningful.

The firm’s revenues, expenses and identifiable assets are generally allocated based on the country of domicile of the legal entity providing the service.

The following table sets forth the total net revenues, pre-tax earnings and identifiable assets of the firm and its consolidated subsidiaries by geographic region allocated on the basis described above:

	As of or for the Year Ended November
	2004	2003	2002
	(in millions)

Net revenues
United States	$12,932	$10,040	$8,633
Other Americas	28	231	352
United Kingdom	4,335	3,610	2,991
Other Europe	887	427	479
Asia	2,368	1,704	1,531

Total net revenues	$20,550	$16,012	$13,986

Pre-tax earnings
United States	$4,761	$3,105	$1,850
Other Americas	(6)	217	293
United Kingdom	497	610	525
Other Europe	487	90	173
Asia	1,121	658	624
Other (1)	(184)	(235)	(212)

Total pre-tax earnings	$6,676	$4,445	$3,253

Identifiable assets
United States	$528,077	$400,996	$393,333
Other Americas	1,626	1,241	3,284
United Kingdom	240,748	184,476	144,608
Other Europe	12,468	8,022	8,573
Asia	37,293	26,650	25,422
Eliminations and other (2)	(288,833)	(217,586)	(219,646)

Total identifiable assets	$531,379	$403,799	$355,574

(1)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $19 million, $80 million and $212 million for the years ended November 2004, November 2003 and November 2002, respectively, (ii) net provisions for a number of litigation and regulatory proceedings of $103 million and $155 million for the years ended November 2004 and November 2003, respectively, and (iii) $62 million in connection with the establishment of Goldman Sachs Gao Hua Securities Company Limited, an investment banking and securities venture in China, for the year ended November 2004.

(2)	Reflects eliminations and certain assets that are not allocable to a particular geographic region.

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for fiscal 2004 and fiscal 2003. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2004 Fiscal Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)

Total revenues	$7,905	$7,676	$6,803	$7,455
Interest expense	1,873	2,038	2,156	2,821
Cost of power generation	104	127	117	53

Revenues, net of interest expense and cost of power generation	5,928	5,511	4,530	4,581
Operating expenses	3,999	3,771	3,237	2,867

Pre-tax earnings	1,929	1,740	1,293	1,714
Provision for taxes	636	553	414	520

Net earnings	$1,293	$1,187	$879	$1,194

Earnings per share
Basic	$2.63	$2.43	$1.80	$2.44
Diluted	2.50	2.31	1.74	2.36
Dividends declared per common share	0.25	0.25	0.25	0.25

	2003 Fiscal Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)

Total revenues	$6,094	$5,985	$5,715	$5,829
Interest expense	1,907	2,000	1,922	1,771
Cost of power generation	—	—	—	11

Revenues, net of interest expense and cost of power generation	4,187	3,985	3,793	4,047
Operating expenses	3,169	2,947	2,813	2,638

Pre-tax earnings	1,018	1,038	980	1,409
Provision for taxes	356	343	303	438

Net earnings	$662	$695	$677	$971

Earnings per share
Basic	$1.35	$1.43	$1.39	$1.98
Diluted	1.29	1.36	1.32	1.89
Dividends declared per common share	0.12	0.12	0.25	0.25

SUPPLEMENTAL FINANCIAL INFORMATION

Common Stock Price Range

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of the firm’s common stock as reported by the Consolidated Tape Association.

	Sales Price
	Fiscal 2004		Fiscal 2003		Fiscal 2002
	High	Low	High	Low	High	Low

First quarter	$108.00	$95.73	$80.90	$63.75	$97.25	$77.52
Second quarter	109.29	90.08	81.67	61.02	92.25	74.00
Third quarter	95.15	83.29	91.98	81.50	81.97	65.55
Fourth quarter	105.40	88.46	97.39	83.64	81.00	58.57

As of January 28, 2005, there were approximately 5,660 holders of record of the firm’s common stock.

On January 28, 2005, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $106.12 per share.

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Financial Data

	As of or for the Year Ended November
	2004	2003		2002	2001	2000 (7)

Income statement data (in millions)
Total revenues	$29,839	$23,623		$22,854	$31,138	$33,000
Interest expense	8,888	7,600		8,868	15,327	16,410
Cost of power generation (1)	401	11		—	—	—

Revenues, net of interest expense and cost of power generation	20,550	16,012		13,986	15,811	16,590
Compensation and benefits	9,591	7,393		6,744	7,700	7,773
Nonrecurring employee initial public offering and acquisition awards	—	—		—	—	290
Amortization of employee initial public offering and acquisition awards	61	122		293	464	428
Other operating expenses	4,222	4,052		3,696	3,951	3,079

Pre-tax earnings	$6,676	$4,445		$3,253	$3,696	$5,020

Balance sheet data (in millions)
Total assets	$531,379	$403,799		$355,574	$312,218	$284,410
Long-term borrowings (2)	80,696	57,482		38,711	31,016	31,395
Total liabilities	506,300	382,167		336,571	293,987	267,880
Shareholders’ equity	25,079	21,632		19,003	18,231	16,530

Common share data (in millions, except per share amounts)
Earnings per share
Basic	$9.30	$6.15		$4.27	$4.53	$6.33
Diluted	8.92	5.87		4.03	4.26	6.00
Dividends declared per share	1.00	0.74		0.48	0.48	0.48
Book value per share (3)	50.77	43.60		38.69	36.33	32.18
Average common shares outstanding
Basic	489.5	488.4		495.6	509.7	484.6
Diluted	510.5	511.9		525.1	541.8	511.5

Selected data (unaudited)
Employees
United States	13,278	12,786		12,511	14,565	14,755
International	7,444	6,690		7,228	8,112	7,872

Total employees	20,722	19,476		19,739	22,677	22,627

Assets under management (in billions) (4)
Asset class
Money markets	$90	$89		$108	$122	$72
Fixed income and currency	139	115		96	71	57
Equity (5)	126	98		86	96	107
Alternative investments (6)	97	71		58	62	58

Total assets under management	$452	$373	(8)	$348	$351	$294

(1)	Cost of power generation includes all of the direct costs of the firm’s power plant operations (e.g., fuel, operations and maintenance), as well as the depreciation and amortization associated with the plant and related contractual assets.

(2)	Long-term debt includes nonrecourse debt issued by Funding Corp, consolidated VIEs and other consolidated entities. Nonrecourse debt is debt, issued by certain consolidated entities, that Group Inc. is not directly or indirectly obligated to repay.

(3)	Book value per share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 494.0 million, 496.1 million, 491.2 million, 501.8 million and 513.7 million as of November 2004, November 2003, November 2002, November 2001 and November 2000, respectively.

(4)	Substantially all assets under management are valued as of calendar month end.

(5)	Includes both fundamental equity and quantitative equity strategies.

(6)	Includes other quantitative and/or non-traditional investment strategies (e.g., hedge funds), merchant banking funds and vehicles where the firm contracts with subadvisors for clients.

(7)	In 2000, pre-tax earnings included a charge of $290 million ($180 million after taxes), or $0.35 per average diluted common share outstanding, related to the firm’s combination with SLK.

(8)	Includes $4 billion in non-money market assets acquired in the firm’s combination with Ayco.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended November 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information relating to the Registrant’s executive officers is included on pages 38 to 39 of the Annual Report on Form 10-K. Information relating to directors of the Registrant, including its audit committee and audit committee financial experts, and its executive officers will be in the definitive Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on April 6, 2005, which will be filed within 120 days of the end of our fiscal year ended November 26, 2004 (the 2005 Proxy Statement) and is incorporated herein by reference. Information relating to the Registrant’s Code of Business Conduct and Ethics that applies to its senior financial officers, as defined in the Code, is included in Part I, Item 1 of the Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information relating to the Registrant’s executive officer and director compensation will be in the 2005 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of the Registrant’s common stock and information relating to the security ownership of the Registrant’s management will be in the 2005 Proxy Statement and is incorporated herein by reference.

The following table provides information as of November 26, 2004, the last day of fiscal 2004, regarding securities issued under our equity compensation plans that were in effect during fiscal 2004, including those granted on December 14, 2004 in respect of fiscal 2004 performance as part of the firm’s Discount Stock Program.

Number of Securities
		Number of				Remaining Available
		Securities to be				for Future Issuance
		Issued Upon		Weighted Average		Under Equity
		Exercise of		Exercise Price of		Compensation Plans
		Outstanding		Outstanding		(Excluding Securities
		Options, Warrants		Options, Warrants		Reflected in the
	Plan Category	and Rights		and Rights		Second Column)

Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan (1)	78,562,923	(2)	$77.4032	(2)	257,383,307	(3)
Equity compensation plans not approved by security holders	None	—		—		—

Total		78,562,923	(2)			257,383,307	(3)(4)

(1)	The Goldman Sachs Amended and Restated Stock Incentive Plan (the SIP) was approved by the shareholders of Goldman Sachs at our 2003 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs 1999 Stock Incentive Plan, which was approved by our shareholders immediately prior to our initial public offering in May 1999 and under which no additional awards have been granted since approval of the SIP.

(2)	The number of securities to be issued upon exercise of outstanding options, warrants and rights, as well as the weighted average exercise price of the outstanding options, warrants and rights, excludes approximately 120,000 options granted with a strike price of $0.01 or less in foreign jurisdictions that were intended to replicate the economic effect of our restricted stock units.

(3)	Of the 257,383,307 shares remaining available for future issuance under the SIP (including shares that may be delivered in the future under existing awards), 41,027,946 of these shares may be issued pursuant to outstanding restricted stock units.

(4)	The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP initially may not exceed 250,000,000 shares. Beginning November 29, 2008 and each fiscal year thereafter, the number of shares of common stock that may be delivered pursuant to awards granted after April 1, 2003 under the SIP may not exceed 5% of our issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous fiscal years but not then covered by awards granted in such years.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be in the 2005 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2005 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)     Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-15 hereof.

3.	Exhibits

2.1	Plan of Incorporation. *
3.1	Amended and Restated Certificate of Incorporation of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 29, 2003).
4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
4.2	Subordinated Debt Indenture, dated as of February 20, 2004, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2003).
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2003). †
10.2	The Goldman Sachs Defined Contribution Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.3	The Goldman Sachs Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2003). †
10.4	Form of Employment Agreement (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.5	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.6	Form of Award Agreement (Discretionary RSUs) (incorporated by reference to Exhibit 10.23 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.7	Form of Option Agreement (Discretionary Options) (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †

10.8	Form of 2004 Year-End RSU Award Agreement. †
10.9	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.10	Amended and Restated Shareholders’ Agreement, dated June 22, 2004, among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit M to Amendment No. 54 to Schedule 13D, filed June 23, 2004, relating to the Registrant’s common stock).
10.11	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.13	Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit G to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock (No. 005-56295)).
10.14	Supplemental Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit H to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock).
10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.16	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.17	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.18	Form of Non-Employee Director Option Agreement (incorporated by reference to Exhibit 10.55 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.19	Form of Non-Employee Director RSU Agreement (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.20	Supplemental Registration Rights Instrument, dated as of December 21, 2000 (incorporated by reference to Exhibit AA to Amendment No. 12 to Schedule 13D, filed January 23, 2001, relating to the Registrant’s common stock).
10.21	Supplemental Registration Rights Instrument, dated as of December 21, 2001 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-74006)).
10.22	Supplemental Registration Rights Instrument, dated as of December 20, 2002 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-101093)).
10.23	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Dr. Ruth J. Simmons (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.24	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †

10.25	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.26	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Lord Browne of Madingley (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.27	Letter, dated December 18, 2002, from The Goldman Sachs Group, Inc. to Mr. William W. George (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 29, 2002). †
10.28	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Claes Dahlbäck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003). †
10.29	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Edward M. Liddy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003). †
10.30	Supplemental Registration Rights Instrument, dated as of December 19, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 (No. 333-110371)).
10.31	Letter, dated March 31, 2004, from The Goldman Sachs Group, Inc. to Ms. Lois D. Juliber (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 28, 2004). †
10.32	Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999. †
10.33	Form of 2004 RSU Award Agreement for PMD Discount Stock Program (subject to transfer restrictions). †
10.34	Form of 2004 RSU Award Agreement for PMD Discount Stock Program (not subject to transfer restrictions). †
10.35	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors. †
10.36	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Extended Managing Directors and Other Select Employees. †
10.37	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.K. Participating Managing Directors. †
10.38	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.K. Extended Managing Directors and Other Select U.K. Employees. †
12.1	Statement re computation of ratios of earnings to fixed charges.
21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page).
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.
99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

*	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449).

†	This exhibit is a management contract or a compensatory plan or arrangement.

THE GOLDMAN SACHS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 15(a)(1) AND 15(a)(2)

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is in the consolidated financial statements and notes thereto.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

CONDENSED NONCONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended November
	2004	2003	2002
	(in millions)

Revenues
Equity in earnings of subsidiaries	$4,785	$3,476	$2,754
Principal investments	1,561	561	2
Interest income	2,843	2,181	2,135

Total revenues	9,189	6,218	4,891
Interest expense	2,834	2,154	2,131

Revenues, net of interest expense	6,355	4,064	2,760

Operating expenses
Compensation and benefits	296	226	118
Other	87	2	115

Total operating expenses	383	228	233

Pre-tax earnings	5,972	3,836	2,527
Provision for taxes	1,419	831	413

Net earnings	$4,553	$3,005	$2,114

The accompanying notes are an integral part of these condensed nonconsolidated financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

CONDENSED NONCONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November
	2004	2003
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$40	$1
Financial instruments owned, at fair value	9,894	6,702
Receivables from affiliates	3,846	4,839
Short-term loans to affiliates	74,262	64,086
Subordinated loans to affiliates	23,178	16,784
Investments in subsidiaries	23,667	20,625
Other assets	1,725	2,133

Total assets	$136,612	$115,170

Liabilities and shareholders’ equity
Unsecured short-term borrowings
With third parties	$39,628	$37,870
With affiliates	871	2,545

Total unsecured short-term borrowings, including the current portion of long-term borrowings	40,499	40,415

Payables to affiliates	1,019	366
Other liabilities and accrued expenses	1,016	707
Unsecured long-term borrowings
With third parties	65,391	49,087
With affiliates	3,608	2,963

Total unsecured long-term borrowings	68,999	52,050

Total liabilities	111,533	93,538

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 554,063,234 and 527,371,946 shares issued as of November 2004 and November 2003, respectively, and 480,959,660 and 473,014,926 shares outstanding as of November 2004 and November 2003, respectively	6	5
Restricted stock units and employee stock options	2,013	2,984
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	15,501	13,562
Retained earnings	13,970	9,914
Unearned compensation	(117)	(339)
Accumulated other comprehensive income	11	6
Treasury stock, at cost, par value $0.01 per share; 73,103,574 and 54,357,020 shares as of November 2004 and November 2003, respectively	(6,305)	(4,500)

Total shareholders’ equity	25,079	21,632

Total liabilities and shareholders’ equity	$136,612	$115,170

The accompanying notes are an integral part of these condensed nonconsolidated financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

CONDENSED NONCONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November
	2004	2003	2002
	(in millions)

Cash flows from operating activities
Net earnings	$4,553	$3,005	$2,114
Noncash items included in net earnings
Undistributed earnings of subsidiaries	(3,663)	(1,323)	(118)
Depreciation and amortization	98	99	97
Deferred income taxes	1,017	225	52
Stock-based compensation	124	67	31
Changes in operating assets and liabilities
Financial instruments owned, at fair value	(3,317)	(2,126)	938
Receivables from affiliates, net	2,730	915	(58)
Other, net	(890)	397	(1,214)

Net cash provided by operating activities	652	1,259	1,842

Cash flows from investing activities
Short-term loans to affiliates	(10,175)	(13,270)	(5,894)
Subordinated loans to affiliates	(6,394)	(3,472)	(1,200)
Investment in subsidiaries, net	750	(165)	(774)
Purchase of property, leasehold improvements and equipment	(46)	(8)	(44)
Business combinations, net of cash acquired	—	(740)	(68)
Purchase of other investments	—	339	(1,165)

Net cash used for investing activities	(15,865)	(17,316)	(9,145)

Cash flows from financing activities
Short-term borrowings, net	(2,869)	398	3,988
Issuance of long-term borrowings	30,004	22,168	13,616
Repayment of long-term borrowings, including the current portion of long-term borrowings	(10,102)	(5,363)	(8,657)
Common stock repurchased	(1,805)	(939)	(1,475)
Dividends paid	(497)	(350)	(228)
Proceeds from issuance of common stock	521	143	60

Net cash provided by financing activities	15,252	16,057	7,304

Net increase/(decrease) in cash and cash equivalents	39	—	1

Cash and cash equivalents, beginning of year	1	1	—

Cash and cash equivalents, end of year	$40	$1	$1

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $2.59 billion, $1.97 billion and $2.21 billion for the years ended November 2004, November 2003 and November 2002, respectively.

Cash payments for income taxes, net of refunds, were $284 million, $324 million and $546 million for the years ended November 2004, November 2003 and November 2002, respectively.

Noncash activities:

The value of common stock issued in connection with business combinations was $165 million and $47 million for the years ended November 2003 and November 2002, respectively.

Stock-based compensation expense included in subsidiary net earnings was $1.10 billion, $644 million and $609 million for the years ended November 2004, November 2003 and November 2002, respectively.

The accompanying notes are an integral part of these condensed nonconsolidated financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

Basis of Presentation

The condensed nonconsolidated financial statements of The Goldman Sachs Group, Inc. (the parent company), a Delaware corporation, should be read in conjunction with the consolidated financial statements of The Goldman Sachs Group, Inc. and subsidiaries (the firm) and notes thereto (the consolidated financial statements), which are included in Part II, Item 8 of the Annual Report on Form 10-K. These condensed nonconsolidated financial statements reflect the results of operations, financial condition and cash flows for the parent company only. Investments in subsidiaries are accounted for using the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.”

The parent company has formed numerous nonconsolidated merchant banking funds with third-party investors that are typically organized as limited partnerships. The parent company acts as general partner for these funds and does not hold a majority of the economic interests in any fund. Where the parent company holds more than a minor interest in a fund, it is subject to removal as general partner. Such fund investments are included in “Financial instruments owned, at fair value” in the condensed nonconsolidated statements of financial condition.

These condensed nonconsolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make certain estimates and assumptions regarding fair value measurement, the accounting for goodwill and identifiable intangible assets, the provision for potential losses that may arise from litigations, regulatory proceedings, tax audits, and other matters that affect the condensed nonconsolidated financial statements and related disclosures. These estimates and assumptions are based on the best available information; nonetheless, actual results could be materially different from these estimates.

Unless otherwise stated herein, all references to November 2004, November 2003 and November 2002 refer to the parent company’s fiscal years ended, or the dates, as the context requires, November 26, 2004, November 28, 2003 and November 29, 2002, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Revenue Recognition

Financial Instruments. The condensed nonconsolidated statements of financial condition reflect purchases and sales of financial instruments on a trade-date basis.

“Financial instruments owned, at fair value” in the condensed nonconsolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the parent company’s results of operations. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

In determining fair value, the parent company separates financial instruments into two categories — derivative contracts and principal investments.

Fair values of the parent company’s derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives entered into with affiliates and reflect cash that the parent company has paid and received. Fair values of the parent company’s exchange-traded derivatives are

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

generally determined from quoted market prices. OTC derivatives are valued using valuation models. The parent company uses a variety of valuation models including the present value of known or estimated cash flows, option-pricing models and option-adjusted spread models.

In valuing corporate and real estate principal investments, the parent company’s portfolio is separated into investments in private companies and investments in public companies.

The parent company’s private principal investments, by their nature, have little or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if it is determined that the expected realizable value of the investment is less than the carrying value. In reaching that determination, many factors are considered, including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

The parent company’s public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices discounted for restrictions on sale. If liquidating a position is reasonably expected to affect market prices, valuations are adjusted accordingly based on predetermined written policies.

Merchant Banking Overrides. The parent company is entitled to receive merchant banking overrides (i.e., an increased share of a fund’s income and gains) when the return on the funds’ investments exceeds certain threshold returns. Overrides are based on investment performance over the life of each merchant banking fund, and future investment underperformance may require amounts previously distributed to the parent company to be returned to the funds. Accordingly, overrides are recognized in the condensed nonconsolidated statements of earnings only when all material contingencies have been resolved. Overrides are included in “Principal investments” in the condensed nonconsolidated statements of earnings.

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating segment is less than its estimated net book value. Such loss is calculated as the difference between the implied fair value of goodwill and its carrying value.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment, net of accumulated depreciation and amortization, are included in “Other assets” in the condensed nonconsolidated statements of financial condition. Effective December 1, 2001, the parent company changed to the straight-line method of depreciation for certain property, leasehold improvements and equipment placed in service on or after December 1, 2001.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the dates of the condensed nonconsolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the fiscal year. The parent company seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and foreign currency denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in “Accumulated other comprehensive income” in the condensed nonconsolidated statements of financial condition. For foreign currency denominated debt, hedge effectiveness is assessed based on changes in spot rates. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the condensed nonconsolidated statements of earnings.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of the parent company’s assets and liabilities. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The parent company’s tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively, in the condensed nonconsolidated statements of financial condition. Tax provisions are computed in accordance with SFAS No. 109, “Accounting for Income Taxes.” Contingent liabilities related to income taxes are recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies,” as amended, have been met.

Cash and Cash Equivalents

The parent company defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business.

Affiliate Transactions

Substantially all of the firm’s unsecured liquidity is raised by the parent company. The parent company then lends the necessary funds to its subsidiaries and affiliates, some of which are regulated, to meet their financing and capital requirements. In addition, the parent company advances its regulated subsidiaries the necessary capital to meet their regulatory requirements. Such funding is included in “Short-term loans to affiliates” and “Subordinated loans to affiliates” in the condensed nonconsolidated statements of financial condition. Intercompany exposure is managed by requiring senior and subordinated intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. This policy ensures that the subsidiaries’ obligations to the parent company will generally mature in advance of the parent company’s third-party borrowings. In addition, many of the subsidiaries and affiliates pledge collateral at loan value to cover their intercompany borrowings (other than subordinated debt) in order to mitigate parent company liquidity risk. Equity investments in subsidiaries are generally funded with equity capital and included in “Investments in subsidiaries” in the condensed nonconsolidated statements of financial condition.

The parent company enters into derivative contracts with affiliates to hedge its net investment in non-U.S. operations and to manage the interest rate and currency exposure on its long-term borrowings and certain short-term borrowings. To manage exposure on its borrowings, the parent

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

company uses derivatives to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. The parent company applies fair-value hedge accounting to derivative contracts that hedge the benchmark interest rate (i.e., LIBOR) on its long-term borrowings. Derivative balances with affiliates are included in “Financial instruments owned, at fair value” in the condensed nonconsolidated statements of financial condition and were $7.40 billion and $4.26 billion as of November 2004 and November 2003, respectively.

Interest income is largely generated from loans made to affiliates.

The parent company also allocates rental and other costs relating to properties occupied by certain subsidiaries and affiliates to those subsidiaries and affiliates. The parent company additionally allocates the cost of stock-based compensation programs to subsidiaries and affiliates associated with employees of those subsidiaries and affiliates.

Note 2.	Short-Term Borrowings

The parent company obtains third-party unsecured short-term borrowings primarily through issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

Short-term borrowings with third parties are set forth below:

	As of November
	2004	2003
	(in millions)

Promissory notes	$19,513	$24,101
Commercial paper	4,040	4,305
Bank loans and other	3,197	2,676
Current portion of long-term borrowings	12,878	6,788

Total (1)	$39,628	$37,870

(1)	As of November 2004 and November 2003, the weighted average interest rates for short-term borrowings, including commercial paper, were 2.61% and 1.33%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 2.24% and 1.26% as of November 2004 and November 2003, respectively.

In addition, the parent company may borrow overnight funds from certain subsidiaries and affiliates on an unsecured basis. As of November 2004 and November 2003, such amounts were $871 million and $2.55 billion, respectively, and are included in “Unsecured short-term borrowings — With affiliates” in the condensed nonconsolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Long-Term Borrowings

The parent company obtains unsecured long-term borrowings consisting principally of senior borrowings with maturities extending to 2034. Long-term borrowings with third parties are set forth below:

	As of November
	2004	2003
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$30,799	$26,647
Non-U.S. dollar	11,408	8,303
Floating rate obligations (2)
U.S. dollar	18,046	8,776
Non-U.S. dollar	5,138	5,361

Total	$65,391	$49,087

(1)	As of November 2004 and November 2003, interest rates on U.S. dollar fixed rate obligations ranged from 2.85% to 12.00% and from 4.13% to 12.00%, respectively. As of both November 2004 and November 2003, the interest rates on non-U.S. dollar fixed rate obligations ranged from 0.70% to 8.88%.

(2)	Floating interest rates generally are based on LIBOR, the U.S. Treasury bill rate or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

Long-term borrowings with third parties by fiscal maturity date are set forth below:

	As of November
	2004 (1)(2)			2003 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
			(in millions)

2005	$—	$—	$—	$6,765	$3,438	$10,203
2006	9,289	1,777	11,066	4,471	1,580	6,051
2007	6,122	697	6,819	843	557	1,400
2008	2,721	2,538	5,259	2,881	2,235	5,116
2009	6,275	2,583	8,858	3,509	977	4,486
2010-thereafter	24,438	8,951	33,389	16,954	4,877	21,831

Total	$48,845	$16,546	$65,391	$35,423	$13,664	$49,087

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may become redeemable within one year at the option of the holder are included as short-term borrowings in the condensed nonconsolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of the parent company are reflected at their contractual maturity dates. Certain long-term borrowings redeemable prior to maturity at the option of the holders are reflected at the dates such options become exercisable.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

The parent company enters into derivative contracts with affiliates to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the aggregate carrying value of these long-term borrowings and related hedges approximates fair value.

The effective weighted average interest rates for long-term borrowings with third parties, after hedging activities, are set forth below:

	As of November
	2004		2003
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$445	10.68%	$637	10.99%
Floating rate obligations	64,946	2.50	48,450	1.73

Total	$65,391	2.56	$49,087	1.85

Long-term borrowings with affiliates are set forth below:

	As of November
	2004	2003
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$682	$682
Non-U.S. dollar	1,120	485
Floating rate obligations (2)
U.S. dollar	1,797	1,796
Non-U.S. dollar	9	—

Total	$3,608	$2,963

(1)	As of both November 2004 and November 2003, the interest rate on U.S. dollar fixed rate obligations was 5.78%. As of November 2004 and November 2003, interest rates on non-U.S. dollar fixed rate obligations ranged from 3.35% to 6.17% and 3.35% to 6.00%, respectively.

(2)	Floating interest rates generally are based on LIBOR.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term borrowings with affiliates by fiscal maturity date are set forth below:

	As of November
	2004 (1)			2003 (1)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2005	$—	$—	$—	$—	$—	$—
2006	297	—	297	297	—	297
2007	—	100	100	—	44	44
2008	—	192	192	—	173	173
2009	—	838	838	—	268	268
2010-thereafter	2,181	—	2,181	2,181	—	2,181

Total	$2,478	$1,130	$3,608	$2,478	$485	$2,963

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may become redeemable within one year at the option of the holder are included as short-term borrowings in the condensed nonconsolidated statements of financial condition.

Deferrable Interest Junior Subordinated Debentures

In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the parent company for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from the parent company and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of November 2004, the parent company held all of the common beneficial interests.

The parent company has the right, from time to time, to defer payment of interest on the junior subordinated debentures, and, therefore, cause payment of dividends on the Trust’s preferred beneficial interests to be deferred, in each case for up to ten consecutive semiannual periods, and during any such extension period the parent company will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by the parent company unless all dividends payable on the preferred beneficial interests have been paid in full.

Note 4.	Commitments, Contingencies and Guarantees

Commitments

The parent company provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $25 million as of both November 2004 and November 2003.

The parent company acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the parent company had commitments to invest up to $1.04 billion and $1.30 billion in corporate and real estate investment funds as of November 2004 and November 2003, respectively.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

The parent company had construction-related commitments of $19 million as of November 2004 and other purchase commitments of $10 million and $5 million as of November 2004 and November 2003, respectively.

As of November 2004, the parent company had commitments to fund a newly formed subsidiary that had entered into a contract to acquire interests in power plants and related businesses from National Energy & Gas Transmission, Inc., including additional interests in some of the same power plants and a natural gas pipeline in which Cogentrix Energy, Inc., a wholly owned subsidiary, already holds interests, for approximately $550 million.

The parent company has contractual obligations under long-term noncancelable lease agreements, principally for office space occupied by subsidiaries and affiliates, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, which are generally reimbursed by affiliates, are set forth below:

(in millions)

Minimum rental payments
2005	$148
2006	150
2007	151
2008	153
2009	207
2010-thereafter	851

Total	$1,660

Contingencies

The parent company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the parent company’s financial condition, but may be material to the parent company’s operating results for any particular period, depending, in part, upon the operating results for such period. Given the inherent difficulty of predicting the outcome of the parent company’s litigation matters, particularly in cases in which claimants seek substantial or indeterminate damages, the parent company cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Guarantees

The parent company guarantees many of the obligations of its consolidated subsidiaries including its largest operating entities in the Americas, Europe and Asia and many of its primary derivatives and commodities trading entities as well as certain other subsidiaries. The parent company typically does not guarantee all of the obligations of any particular subsidiary; rather, it guarantees obligations on a transaction-by-transaction basis, as negotiated with the counterparty. The parent company typically does not issue guarantees of the obligations of its U.S. broker-dealer subsidiaries, although the parent company is the general partner of Goldman, Sachs & Co. The parent company is unable to develop an estimate of the maximum payout under these guarantees. However, because the guaranteed obligations are obligations of consolidated subsidiaries, the parent company’s liabilities as guarantor are already reported and disclosed in Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

The parent company occasionally indemnifies securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. In relation to certain asset sales and securitization transactions, the parent company guarantees the collection of contractual cash flows. In connection with its merchant banking activities, the parent company may issue loan guarantees to secure financing and to obtain preferential terms. In addition, the parent company provides letters of credit and other guarantees, on a limited basis, to enable clients to enhance their credit standing and complete transactions.

In connection with the parent company’s establishment of the Trust, the parent company effectively provided for the full and unconditional guarantee of the beneficial interests in the Trust held by third parties. Timely payment by the parent company of interest on the junior subordinated debentures and other amounts due and performance of its other obligations under the transaction documents will be sufficient to cover payments due by the Trust on its beneficial interests. As a result, management believes that it is unlikely the parent company will have to make payments related to the Trust other than those required under the junior subordinated debentures and in connection with certain expenses incurred by the Trust.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth certain information about the parent company’s guarantees as of November 2004 and November 2003:

	As of November 2004
		Maximum Payout/Notional Amount by Period of Expiration (3)
	Carrying		2006-	2008-	2010-
	Value	2005	2007	2009	Thereafter	Total
		(in millions)

Securities lending indemnifications (1)	$—	$14,737	$—	$—	$—	$14,737
Guarantee of trust preferred beneficial interests (2)	—	174	349	349	7,025	7,897
Guarantee of the collection of contractual cash flows	3	41	—	15	2	58
Merchant banking fund-related commitments	—	19	41	—	5	65
Letters of credit and other guarantees	28	67	115	8	43	233

(1)	Collateral held in connection with securities lending indemnifications was $15.28 billion as of November 2004.

(2)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the parent company redeemed the junior subordinated debentures issued to fund the Trust.

(3)	Such amounts do not represent the anticipated losses in connection with these contracts.

	As of November 2003
		Maximum Payout/Notional Amount by Period of Expiration (2)
	Carrying		2005-	2007-	2009-
	Value	2004	2006	2008	Thereafter	Total
		(in millions)

Securities lending indemnifications (1)	$—	$7,955	$—	$—	$—	$7,955
Guarantee of the collection of contractual cash flows	—	4	—	—	—	4
Merchant banking fund-related commitments	—	44	20	2	2	68
Letters of credit and other guarantees	80	59	18	—	68	145

(1)	Collateral held in connection with securities lending indemnifications was $8.23 billion as of November 2003.

(2)	Such amounts do not represent the anticipated losses in connection with these contracts.

In the normal course of its business, the parent company indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the parent company or its subsidiaries or affiliates. The parent company also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. The parent company is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the parent company will have to make material payments under these arrangements, and no liabilities

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to these guarantees and indemnifications have been recognized in the condensed nonconsolidated statements of financial condition as of November 2004 and November 2003.

The parent company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The parent company may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the parent company may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The parent company is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the parent company will have to make material payments under these arrangements and no liabilities related to these arrangements have been recognized in the condensed nonconsolidated statements of financial condition as of November 2004 and November 2003.

Note 5.	Shareholders’ Equity

Dividends declared per common share were $1.00 in 2004, $0.74 in 2003 and $0.48 in 2002. On December 15, 2004, the Board of Directors of the parent company (the Board) declared a dividend of $0.25 per share to be paid on February 24, 2005 to common shareholders of record on January 25, 2005.

During 2004 and 2003, the parent company repurchased 18.7 million shares and 12.2 million shares of its common stock, respectively. The average price paid per share for repurchased shares was $96.29 and $76.83 for the years ended November 2004 and November 2003, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units to employees of the firm, the parent company cancelled 9.1 million restricted stock units at an average price of $95.20 per unit in 2004. On January 30, 2004, the Board authorized the repurchase of an additional 15.0 million shares of common stock pursuant to the parent company’s existing repurchase program. As of November 2004, the parent company was authorized to repurchase up to 6.4 million additional shares of common stock pursuant to the parent company’s repurchase program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar

Name: David A. Viniar Title: Chief Financial Officer

Date: February 7, 2005

II-1

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry M. Paulson, Jr., Lloyd C. Blankfein, David A. Viniar, Gregory K. Palm and Esta E. Stecher, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Henry M. Paulson, Jr. Henry M. Paulson, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 7, 2005
/s/ Lloyd C. Blankfein Lloyd C. Blankfein	Director	February 7, 2005
/s/ Lord Browne of Madingley Lord Browne of Madingley	Director	February 7, 2005
/s/ John H. Bryan John H. Bryan	Director	February 7, 2005
/s/ Claes Dahlbäck Claes Dahlbäck	Director	February 7, 2005
/s/ William W. George William W. George	Director	February 7, 2005
/s/ James A. Johnson James A. Johnson	Director	February 7, 2005
/s/ Lois D. Juliber Lois D. Juliber	Director	February 7, 2005
/s/ Edward M. Liddy Edward M. Liddy	Director	February 7, 2005
/s/ Ruth J. Simmons Ruth J. Simmons	Director	February 7, 2005
/s/ David A. Viniar David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 7, 2005
/s/ Sarah E. Smith Sarah E. Smith	Principal Accounting Officer	February 7, 2005

II-2