Form 10-Q
period 2005-02-25
GOLDMAN SACHS GROUP INC/
filed 2005-04-06
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 25, 2005

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes   ☐   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       ☒   Yes    ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 1, 2005 there were 475,140,437 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED FEBRUARY 25, 2005

PART I:     FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months
	Ended February
	2005	2004
	(in millions, except
	per share amounts)

Revenues
Investment banking	$873	$754
Trading and principal investments	4,141	3,819
Asset management and securities services	774	787
Interest income	4,176	2,545

Total revenues	9,964	7,905
Interest expense	3,449	1,873
Cost of power generation	110	104

Revenues, net of interest expense and cost of power generation	6,405	5,928

Operating expenses
Compensation and benefits	3,203	2,995

Brokerage, clearing and exchange fees	252	233
Market development	82	62
Communications and technology	118	112
Depreciation and amortization	118	135
Amortization of identifiable intangible assets	31	32
Occupancy	148	170
Professional fees	96	61
Other expenses	212	199

Total non-compensation expenses	1,057	1,004

Total operating expenses	4,260	3,999

Pre-tax earnings	2,145	1,929
Provision for taxes	633	636

Net earnings	$1,512	$1,293

Earnings per share
Basic	$3.06	$2.63
Diluted	2.94	2.50

Dividends declared per common share	$0.25	$0.25

Average common shares outstanding
Basic	494.3	492.0
Diluted	515.1	517.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	February	November
	2005	2004
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$5,531	$4,365
Cash and securities segregated in compliance with U.S. federal and other regulations	45,202	48,179
Receivables from brokers, dealers and clearing organizations	15,800	14,458
Receivables from customers and counterparties	43,762	38,087
Securities borrowed	180,362	155,086
Securities purchased under agreements to resell	66,007	44,257

Financial instruments owned, at fair value	193,594	183,880
Financial instruments owned and pledged as collateral, at fair value	29,194	27,924

Total financial instruments owned, at fair value	222,788	211,804

Other assets	16,697	15,143

Total assets	$596,149	$531,379

Liabilities and shareholders’ equity
Secured short-term borrowings	$5,815	$8,558
Unsecured short-term borrowings	43,039	46,401

Total short-term borrowings, including the current portion of long-term borrowings	48,854	54,959

Payables to brokers, dealers and clearing organizations	9,685	8,000
Payables to customers and counterparties	154,137	153,221
Securities loaned	18,907	19,394
Securities sold under agreements to repurchase	109,137	47,573
Financial instruments sold, but not yet purchased, at fair value	125,556	132,097
Other liabilities and accrued expenses	8,221	10,360

Secured long-term borrowings	13,258	12,087
Unsecured long-term borrowings	82,319	68,609

Total long-term borrowings	95,577	80,696

Total liabilities	570,074	506,300

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 562,949,826 and 554,063,234 shares issued as of February 2005 and November 2004, respectively, and 478,390,878 and 480,959,660 shares outstanding as of February 2005 and November 2004, respectively	6	6
Restricted stock units and employee stock options	2,050	2,013
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	16,264	15,501
Retained earnings	15,354	13,970
Unearned compensation	(80)	(117)
Accumulated other comprehensive income	11	11
Treasury stock, at cost, par value $0.01 per share; 84,558,948 and 73,103,574 shares as of February 2005 and November 2004, respectively	(7,530)	(6,305)

Total shareholders’ equity	26,075	25,079

Total liabilities and shareholders’ equity	$596,149	$531,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	February	November
	2005	2004
	(in millions, except
	per share amounts)

Common stock, par value $0.01 per share
Balance, beginning of year	$6	$5
Issued	—	1

Balance, end of period	6	6

Restricted stock units and employee stock options
Balance, beginning of year	2,013	2,984
Issued	462	1,050
Delivered	(417)	(1,948)
Forfeited	(3)	(62)
Options exercised	(5)	(11)

Balance, end of period	2,050	2,013

Additional paid-in capital
Balance, beginning of year	15,501	13,562
Issuance of common stock	671	1,609
Excess net tax benefit related to delivery of stock-based awards	92	330

Balance, end of period	16,264	15,501

Retained earnings
Balance, beginning of year	13,970	9,914
Net earnings	1,512	4,553
Dividends declared	(128)	(497)

Balance, end of period	15,354	13,970

Unearned compensation
Balance, beginning of year	(117)	(339)
Restricted stock units forfeited	—	11
Amortization of restricted stock units	37	211

Balance, end of period	(80)	(117)

Accumulated other comprehensive income
Balance, beginning of year	11	6
Currency translation adjustment, net of tax	—	5

Balance, end of period	11	11

Treasury stock, at cost, par value $0.01 per share
Balance, beginning of year	(6,305)	(4,500)
Repurchased	(1,225)	(1,805)

Balance, end of period	(7,530)	(6,305)

Total shareholders’ equity	$26,075	$25,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended February
	2005	2004
	(in millions)

Cash flows from operating activities
Net earnings	$1,512	$1,293
Noncash items included in net earnings
Depreciation and amortization	161	190
Amortization of identifiable intangible assets	37	32
Stock-based compensation	219	161
Changes in operating assets and liabilities
Cash and securities segregated in compliance with U.S. federal and other regulations	3,012	(9,983)
Net receivables from brokers, dealers and clearing organizations	343	873
Net payables to customers and counterparties	(4,739)	6,656
Securities borrowed, net of securities loaned	(25,763)	1,834
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	39,814	(4,294)
Financial instruments owned, at fair value	(11,429)	(15,322)
Financial instruments sold, but not yet purchased, at fair value	(6,541)	4,901
Other, net	(2,336)	(1,321)

Net cash used for operating activities	(5,710)	(14,980)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(507)	(213)
Business combinations, net of cash acquired	(517)	(94)

Net cash used for investing activities	(1,024)	(307)

Cash flows from financing activities
Short-term borrowings, net	(3,898)	2,964
Issuance of long-term borrowings	18,821	15,289
Repayment of long-term borrowings, including the current portion of long-term borrowings	(6,253)	(2,729)
Derivative contracts with a financing element, net	174	57
Common stock repurchased	(1,225)	(465)
Dividends paid	(128)	(125)
Proceeds from issuance of common stock	409	159

Net cash provided by financing activities	7,900	15,150

Net increase/(decrease) in cash and cash equivalents	1,166	(137)

Cash and cash equivalents, beginning of year	4,365	7,087

Cash and cash equivalents, end of period	$5,531	$6,950

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $3.63 billion and $2.01 billion during the three months ended February 2005 and February 2004, respectively.

Cash payments for income taxes, net of refunds, were $216 million and $212 million during the three months ended February 2005 and February 2004, respectively.

Noncash activities:

During the three months ended February 2005 and February 2004, the firm assumed $197 million and $1.46 billion, respectively, of debt in connection with business combinations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months
	Ended February
	2005	2004
	(in millions)

Net earnings	$1,512	$1,293
Currency translation adjustment, net of tax	—	23

Comprehensive income	$1,512	$1,316

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

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable each entity to finance itself independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended. ARB No. 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has the majority of the voting interest.

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with FASB Interpretation (FIN) No. 46-R, “Consolidation of Variable Interest Entities,” the firm consolidates all VIEs for which it is the primary beneficiary.

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Group Inc. for the fiscal year ended November 26, 2004. The condensed consolidated financial information as of November 26, 2004 has been derived from audited consolidated financial statements not included herein. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make certain estimates and assumptions regarding fair value measurements, the accounting for goodwill and identifiable intangible assets, the provision for potential losses that may arise from litigation and regulatory

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

proceedings, tax audits and other matters that affect the condensed consolidated financial statements and related disclosures. These estimates and assumptions are based on the best available information; nonetheless, actual results could be materially different from these estimates.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

Unless otherwise stated herein, all references to February 2005 and February 2004 refer to the firm’s fiscal periods ended, or the dates, as the context requires, February 25, 2005 and February 27, 2004, respectively. All references to November 2004 refer to the firm’s fiscal year ended, or the date, as the context requires, November 26, 2004.

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

Repurchase Agreements and Collateralized Financing Arrangements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade foreign sovereign obligations, represent short-term collateralized financing transactions and are carried in the condensed consolidated statements of financial condition at their contractual amounts plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied. The firm receives securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate.

Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. These transactions are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Interest income or expense on repurchase agreements and collateralized financing arrangements is recognized in net revenues over the life of the transaction.

Financial Instruments. The condensed consolidated statements of financial condition reflect purchases and sales of financial instruments on a trade-date basis.

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

The firm’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity and downside protection on the conversion strike price. The firm’s convertible preferred investment is generally nontransferable. Restrictions on the firm’s ability to hedge or sell one-third of the common stock underlying its investment in SMFG lapsed in February 2005. Restrictions on the firm’s ability to hedge or sell the remaining shares of common stock underlying its investment in SMFG will lapse in equal installments on February 7, 2006 and February 7, 2007. The current conversion price of the firm’s SMFG

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

preferred stock into shares of SMFG common stock is ¥322,300, but this price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥106,300).

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

The following table sets forth the power generation revenues and costs directly associated with the firm’s consolidated power plant operations:

	Three Months
	Ended February
	2005	2004
	(in millions)

Revenues (1)	$130	$123
Cost of power generation	110	104

(1)	Excludes revenues from nonconsolidated power plant operations, accounted for in accordance with the equity method of accounting, as well as revenues associated with the firm’s power trading activities.

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

Compensation expense resulting from stock options and restricted stock units granted for the year ended November 2002 and prior years is accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Therefore, no compensation expense is recognized for those unmodified stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. Compensation expense for restricted stock units issued for the years prior to fiscal 2003 was, and continues to be, recognized over the relevant service periods using amortization schedules based on the applicable vesting provisions.

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

If the firm were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the year ended November 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and earnings per share (EPS) as set forth below:

		Three Months
		Ended February
		2005	2004
		(in millions, except per
		share amounts)

Net earnings, as reported		$1,512	$1,293

Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	141	104
Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under the fair-value method for all awards	(153)	(152)

Pro forma net earnings		$1,500	$1,245

EPS, as reported
Basic		$3.06	$2.63
Diluted		2.94	2.50

Pro forma EPS
Basic		$3.03	$2.53
Diluted		2.91	2.41

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

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of above-market power contracts, customer lists and specialist rights, are amortized over their useful lives. Identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment, net of accumulated depreciation and amortization, are included in “Other assets” in the condensed consolidated statements of financial condition.

Property and equipment placed in service prior to December 1, 2001 are depreciated under the accelerated cost recovery method. Property and equipment placed in service on or after December 1, 2001 are depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements for which the useful life of the improvement is shorter than the term of the lease are amortized under the accelerated cost recovery method if placed in service prior to December 2001. All other leasehold improvements are amortized over the useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are amortized on a straight-line basis over the useful life of the software.

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

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value, and financial instruments sold, but not yet purchased, at fair value:

	As of
	February 2005			November 2004
	Assets		Liabilities	Assets		Liabilities
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$8,303	(1)	$—	$7,386	(1)	$—
U.S. government, federal agency and sovereign obligations	47,946		44,423	46,777		40,866
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	25,095		813	18,346		671
Investment-grade corporate bonds	11,562		4,914	11,783		5,163
Bank loans	9,727		584	8,900		428
High-yield securities	6,815		1,833	6,057		1,725
Preferred stock	5,353		101	4,792		109
Other	613		247	885		248

	59,165		8,492	50,763		8,344
Equities and convertible debentures	46,438		20,644	42,263		18,766
State, municipal and provincial obligations	1,231		—	1,308		—
Derivative contracts	58,691		51,662	62,495		64,001
Physical commodities	1,014		335	812		120

Total	$222,788		$125,556	$211,804		$132,097

(1)	Includes $5.75 billion and $5.04 billion, as of February 2005 and November 2004, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program.

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

Fair values of the firm’s derivative contracts reflect cash paid or received pursuant to credit support agreements and are reported on a net-by-counterparty basis in the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of
	February 2005		November 2004
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$10,038	$11,052	$13,137	$14,578
Swap agreements	35,024	24,366	34,727	30,836
Option contracts	13,629	16,244	14,631	18,587

Total	$58,691	$51,662	$62,495	$64,001

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

During the three months ended February 2005 and February 2004, the firm securitized $15.24 billion and $13.85 billion, respectively, of financial assets, including $6.98 billion and $3.96 billion, respectively, of agency mortgage-backed securities. Cash flows received on retained interests and other securitization cash flows were approximately $208 million and $230 million for the three months ended February 2005 and February 2004, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of February 2005 and November 2004, the firm held $4.64 billion and $4.33 billion of retained interests, respectively, including $4.49 billion and $4.11 billion, respectively, held in QSPEs. The fair value of retained interests valued using quoted market prices in active markets was $1.04 billion and $949 million as of February 2005 and November 2004, respectively.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of $3.60 billion and $3.38 billion, respectively, as of February 2005 and November 2004, of retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of February 2005		As of November 2004
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	Corporate Debt	Mortgage-	Corporate Debt
	Backed	and Other (3)	Backed	and Other (3)
	($ in millions)

Fair value of retained interests	$2,108	$1,495	$1,798	$1,578
Weighted average life (years)	5.3	3.7	4.2	3.7

Annual constant prepayment rate	22.3%	N/A	21.5%	N/A
Impact of 10% adverse change	$(13)	$—	$(6)	$—
Impact of 20% adverse change	(26)	—	(10)	—

Annual credit losses (1)	4.8%	3.5%	4.0%	4.1%
Impact of 10% adverse change (2)	$(10)	$—	$(10)	$(1)
Impact of 20% adverse change (2)	(19)	(1)	(14)	(2)

Annual discount rate	9.0%	4.9%	8.5%	4.9%
Impact of 10% adverse change	$(41)	$(20)	$(39)	$(24)
Impact of 20% adverse change	(79)	(39)	(75)	(48)

(1)	Annual percentage credit loss is based only on positions in which expected credit loss is a key assumption in the determination of fair values.

(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(3)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs, primarily agency mortgage-backed securities, purchased in connection with secondary market-making activities. These purchased interests approximated $5 billion as of both February 2005 and November 2004.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In connection with the issuance of asset-repackaged notes to investors, the firm had derivative receivables from QSPEs, to which the firm has transferred assets, with a fair value of $115 million and $126 million as of February 2005 and November 2004, respectively. These receivables are collateralized by a first-priority interest in the assets held by each QSPE.

Variable Interest Entities (VIEs)

The firm, in the ordinary course of its business, retains interests in VIEs in connection with its securitization activities. The firm also purchases and sells variable interests in VIEs, primarily mortgage-backed and asset-backed interests, in connection with its market-making activities and makes investments in and loans to VIEs that hold performing and nonperforming debt, real estate, power-related and other assets. In addition, the firm utilizes VIEs to provide investors with credit-linked and asset-repackaged notes designed to meet their objectives.

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

The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs where the firm does not hold a majority voting interest:

	As of
	February	November
	2005	2004
	(in millions)

VIE assets (1)	$5,111	$5,197
Maximum exposure to loss	1,403	782

(1)	Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth the total assets in nonconsolidated VIEs in which the firm holds significant variable interests and the firm’s maximum exposure to loss associated with these interests:

	As of February 2005
		Maximum Exposure to Loss
	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)

Mortgage-backed	$13,711	$209	$147	$—	$968	$1,324
Asset repackagings and credit linked notes	6,225	12	—	748	231	991
Power-related	7,537	—	52	—	1,232	1,284
Other asset-backed	10,425	24	183	41	886	1,134

Total	$37,898	$245	$382	$789	$3,317	$4,733

	As of November 2004
		Maximum Exposure to Loss
	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)

Mortgage-backed	$9,921	$153	$100	$—	$992	$1,245
Asset repackagings and credit linked notes	5,138	16	—	341	180	537
Power-related	5,340	—	52	—	571	623
Other asset-backed	8,295	—	177	38	914	1,129

Total	$28,694	$169	$329	$379	$2,657	$3,534

Secured Borrowing and Lending Activities

The firm obtains secured short-term financing principally through the use of repurchase agreements, securities lending agreements and other financings. In these transactions, the firm receives cash or securities in exchange for other securities, including U.S. government, federal agency and sovereign obligations, corporate debt and other debt obligations, equities and convertibles, letters of credit and other assets.

The firm obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, derivative transactions, customer margin loans and other secured borrowing activities to finance inventory positions, to meet customers’ needs and to satisfy settlement requirements. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of February 2005 and November 2004, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $560.96 billion and $511.98 billion, respectively, of which the firm sold or repledged $479.40 billion and $451.79 billion, respectively.

The firm also pledges securities it owns. Counterparties may or may not have the right to sell or repledge the securities. Securities owned and pledged to counterparties that have the right to sell or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” and were $29.19 billion and $27.92 billion as of February 2005 and November 2004, respectively. Securities owned and pledged in connection with repurchase and securities lending agreements to

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” and were $61.58 billion and $46.86 billion as of February 2005 and November 2004, respectively.

In addition to repurchase and securities lending agreements, the firm also pledges securities and other assets it owns to counterparties that do not have the right to sell or repledge, in order to collateralize secured short-term and long-term borrowings. In connection with these transactions, the firm pledged assets of $21.08 billion and $22.81 billion as collateral as of February 2005 and November 2004, respectively. See Note 4 and Note 5 for further information regarding the firm’s secured short-term and long-term borrowings.

Note 4.	Short-Term Borrowings

The firm obtains secured and unsecured short-term borrowings primarily through issuance of promissory notes, commercial paper and bank loans. As of February 2005 and November 2004, secured short-term borrowings were $5.81 billion and $8.56 billion, respectively. Unsecured short-term borrowings were $43.04 billion and $46.40 billion as of February 2005 and November 2004, respectively. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

Short-term borrowings are set forth below:

	As of
	February	November
	2005	2004
	(in millions)

Promissory notes	$18,461	$19,513
Commercial paper	5,139	4,355
Bank loans and other	9,468	13,474
Current portion of long-term borrowings	15,786	17,617

Total (1)	$48,854	$54,959

(1)	As of February 2005 and November 2004, the weighted average interest rates for short-term borrowings, including commercial paper, were 3.09% and 2.73%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 2.80% and 2.30% as of February 2005 and November 2004, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Long-Term Borrowings

The firm obtains secured and unsecured long-term borrowings, which consist principally of senior borrowings with maturities extending to 2034. As of February 2005 and November 2004, secured long-term borrowings were $13.26 billion and $12.09 billion, respectively. Unsecured long-term borrowings were $82.32 billion and $68.61 billion as of February 2005 and November 2004, respectively.

Long-term borrowings are set forth below:

	As of
	February	November
	2005	2004
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$34,218	$32,078
Non-U.S. dollar	17,168	12,553
Floating rate obligations (2)
U.S. dollar	30,895	26,033
Non-U.S. dollar	13,296	10,032

Total	$95,577	$80,696

(1)	As of February 2005 and November 2004, interest rates on U.S. dollar fixed rate obligations ranged from 1.23% to 12.00% and from 2.85% to 12.00%, respectively. The rate of 1.23% relates to tax-exempt debt assumed in the acquisition of power plants and related businesses from National Energy & Gas Transmission, Inc. (NEGT). As of both February 2005 and November 2004, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.70% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR, the U.S. Treasury bill rate or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay. Long-term borrowings include nonrecourse debt issued by the following subsidiaries:

	As of
	February	November
	2005	2004
	(in millions)

William Street Funding Corporation	$6,256	$5,144
Variable interest entities	4,683	4,546
Other subsidiaries (1)	2,352	2,364

Total	$13,291	$12,054

(1)	Includes $1.20 billion and $978 million of nonrecourse debt issued by the firm’s consolidated power plant operations as of February 2005 and November 2004, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Long-term borrowings by fiscal maturity date are set forth below:

	As of
	February 2005 (1) (2)			November 2004 (1) (2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2006	$12,042	$2,583	$14,625	$10,691	$2,616	$13,307
2007	9,219	847	10,066	7,116	948	8,064
2008	4,227	3,090	7,317	4,626	3,179	7,805
2009	8,959	4,502	13,461	9,061	4,116	13,177
2010-thereafter	30,666	19,442	50,108	26,617	11,726	38,343

Total	$65,113	$30,464	$95,577	$58,111	$22,585	$80,696

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of the firm are reflected at their contractual maturity dates. Certain long-term borrowings that may be redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

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

The effective weighted average interest rates for long-term borrowings, after hedging activities, are set forth below:

	As of
	February		November
	2005		2004
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$2,338	6.84%	$2,383	6.56%
Floating rate obligations	93,239	3.00	78,313	2.48

Total	$95,577	3.10	$80,696	2.60

Deferrable Interest Junior Subordinated Debentures

In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the firm for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from Group Inc. and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of February 2005, the firm held all of the common beneficial interests.

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

Commitments

The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $40.11 billion and $48.32 billion as of February 2005 and November 2004, respectively.

In connection with its lending activities, the firm had outstanding commitments of $28.44 billion and $27.72 billion as of February 2005 and November 2004, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements.

As of February 2005 and November 2004, $9.95 billion and $9.40 billion, respectively, of the firm’s outstanding commitments to extend credit have been issued through the William Street credit extension program. These commitments were primarily issued through William Street Commitment Corporation (Commitment Corp), a consolidated wholly owned subsidiary of Group Inc. Another consolidated wholly owned subsidiary, William Street Funding Corporation (Funding Corp), was formed to raise funding to support the William Street credit extension program. Commitment Corp and Funding Corp are each separate corporate entities, with assets and liabilities that are legally separated from the other assets and liabilities of the firm. Accordingly, the assets of Commitment Corp and of Funding Corp will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp or Funding Corp, except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided to the firm by SMFG. The firm has also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $9.95 billion and $11.15 billion as of February 2005 and November 2004, respectively.

The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

commitments to invest up to $979 million and $1.04 billion in corporate and real estate investment funds as of February 2005 and November 2004, respectively.

The firm had construction-related commitments of $120 million and $107 million as of February 2005 and November 2004, respectively, and other purchase commitments of $270 million and $242 million as of February 2005 and November 2004, respectively.

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, are set forth below:

(in millions)

Minimum rental payments
Remainder of 2005	$268
2006	359
2007	319
2008	300
2009	302
2010-thereafter	1,910

Total	$3,458

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

The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of February 2005 and November 2004:

	As of February 2005
		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying	Remainder	2006-	2008-	2010-
	Value	of 2005	2007	2009	Thereafter	Total
		(in millions)

Derivatives (1)	$4,833	$174,901	$254,924	$201,694	$289,192	$920,711
Securities lending indemnifications (2)	—	14,859	—	—	—	14,859
Guarantees of trust preferred beneficial interest (3)	—	87	349	349	7,025	7,810
Guarantee of the collection of contractual cash flows	16	47	159	57	27	290
Merchant banking fund-related commitments	—	27	60	8	8	103
Letters of credit and other guarantees	18	364	169	9	80	622

(1)	The carrying value of $4.83 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held in connection with securities lending indemnifications was $15.41 billion as of February 2005.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust (see Note 5 for further information regarding the Trust).

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

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

In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm may agree to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of February 2005 and November 2004.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of February 2005 and November 2004.

Note 7.	Shareholders’ Equity

On March 16, 2005, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.25 per share to be paid on May 26, 2005, to common shareholders of record on April 26, 2005.

During the three months ended February 2005, the firm repurchased 11.5 million shares of the firm’s common stock. The average price paid per share for repurchased shares was $106.91 for the three months ended February 2005. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, the firm cancelled 1.5 million restricted stock units at an average price of $104.62 per unit in the first quarter of 2005. On January 25, 2005, the Board authorized the repurchase of an additional 40.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of February 2005, the remaining share authorization under the firm’s repurchase program was 35.0 million shares.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Earnings Per Share

The computations of basic and diluted EPS are set forth below:

	Three Months
	Ended February
	2005	2004
	(in millions, except
	per share amounts)

Numerator for basic and diluted EPS — earnings available to common shareholders	$1,512	$1,293

Denominator for basic EPS — weighted average number of common shares	494.3	492.0
Effect of dilutive securities
Restricted stock units	7.8	11.2
Stock options	13.0	13.9

Dilutive potential common shares	20.8	25.1

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	515.1	517.1

Basic EPS	$3.06	$2.63
Diluted EPS	2.94	2.50

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months
	Ended February
	2005	2004
	(in millions)

Number of antidilutive options, end of period	1	1

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

As of both February 2005 and November 2004, goodwill of $3.07 billion and $3.18 billion, respectively, was included in “Other assets” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of
		February	November
		2005	2004
		(in millions)

Power contracts (1)	Gross carrying amount	$959	$—
	Accumulated amortization	(6)	—

	Net carrying amount	$953	$—

Customer lists (2)	Gross carrying amount	$1,021	$1,021
	Accumulated amortization	(206)	(193)

	Net carrying amount	$815	$828

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE) specialist rights	Accumulated amortization	(115)	(107)

	Net carrying amount	$599	$607

Exchange-traded fund	Gross carrying amount	$145	$145
(ETF) and option specialist rights	Accumulated amortization	(25)	(24)

	Net carrying amount	$120	$121

Other (3)	Gross carrying amount	$298	$298
	Accumulated amortization	(174)	(165)

	Net carrying amount	$124	$133

Total	Gross carrying amount	$3,137	$2,178
	Accumulated amortization	(526)	(489)

	Net carrying amount	$2,611	$1,689

(1)	Primarily relates to above-market power contracts acquired in the firm’s combinations with Cogentrix Energy, Inc. and NEGT. The firm completed its purchase price allocation for Cogentrix Energy, Inc. and closed on its acquisition of NEGT during the first quarter of fiscal 2005. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of the firm’s secured short-term and long-term borrowings.

(2)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists acquired in the firm’s combination with SLK LLC (SLK) and financial counseling customer lists acquired in the firm’s combination with The Ayco Company, L.P.

(3)	Primarily includes technology-related assets acquired in the firm’s combination with SLK.

Identifiable intangible assets are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 17 years. There were no identifiable intangible assets that were considered to be indefinite-lived and, therefore, not subject to amortization.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.	Other Assets and Other Liabilities

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	February	November
	2005	2004
	(in millions)

Goodwill and identifiable intangible assets (1)	$5,680	$4,871
Property, leasehold improvements and equipment (2)	4,472	4,083
Equity-method investments and joint ventures	2,310	2,447
Miscellaneous receivables and other	4,235	3,742

Total	$16,697	$15,143

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(2)	Net of accumulated depreciation and amortization of $4.38 billion and $4.23 billion for February 2005 and November 2004, respectively.

Other liabilities and accrued expenses primarily includes compensation and benefits, minority interest in certain consolidated entities, litigation liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	February	November
	2005	2004
	(in millions)

Compensation and benefits	$2,928	$5,571
Minority interest	1,972	1,809
Accrued expenses and other payables	3,321	2,980

Total	$8,221	$10,360

Note 11.	Employee Benefit Plans

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months
	Ended February
	2005	2004
	(in millions)

U.S. pension
Service cost	$—	$3
Interest cost	5	5
Expected return on plan assets	(7)	(6)
Net amortization	2	1

Total	$—	$3

Non-U.S. pension
Service cost	$11	$12
Interest cost	5	4
Expected return on plan assets	(6)	(5)
Net amortization	3	3
Other (1)	(17)	—

Total	$(4)	$14

Postretirement
Service cost	$3	$2
Interest cost	3	3
Expected return on plan assets	—	—
Net amortization	1	2

Total	$7	$7

(1)	Represents a benefit in the first quarter of fiscal 2005 as a result of the termination of a Japanese pension plan.

The firm will contribute a minimum of $5 million to its pension plans and $7 million to its postretirement plans in fiscal 2005.

Note 12.	Regulated Subsidiaries

The firm’s principal U.S. and international regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P.(1) (GSEC) in New York, Goldman Sachs International (GSI) in London and Goldman Sachs (Japan) Ltd. (GSJL) in Tokyo.

GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the U.S. Securities and Exchange Commission (SEC) and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. They have elected to compute their net capital in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of February 2005, GS&Co. had regulatory net capital, as defined, of $4.73 billion, which exceeded the amount required by $3.55 billion. As of February 2005, GSEC had regulatory net capital, as defined, of $1.32 billion, which exceeded the amount required by $1.28  billion.

(1)	The firm renamed Spear, Leeds & Kellogg, L.P., Goldman Sachs Execution & Clearing, L.P., effective January 14, 2005.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of February 2005, GSI and GSJL were in compliance with their local capital adequacy requirements.

Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of February 2005, these subsidiaries were in compliance with their local capital adequacy requirements.

On March 23, 2005, the SEC approved an application by the firm to become a consolidated supervised entity (CSE). As a CSE, the firm is subject to group-wide supervision and examination by the SEC, and accordingly, is subject to minimum capital requirements on a consolidated basis.

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

The cost drivers of the firm taken as a whole — compensation, headcount and levels of business activity — are broadly similar in each of the firm’s business segments. Compensation expenses within the firm’s business segments reflect, among other factors, the overall performance of the firm as well as performance of individual business units. Consequently, pre-tax margins in one segment of the firm’s business may be significantly affected by the performance of the firm’s other business segments. The timing and magnitude of changes in the firm’s bonus accruals can have a significant effect on segment results in a given period.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the Three
		Months Ended February
		2005	2004
		(in millions)

Investment	Net revenues	$893	$763
Banking	Operating expenses	787	693

	Pre-tax earnings	$106	$70

	Segment assets	$3,051	$5,872

Trading and Principal	Net revenues	$4,383	$4,122
Investments	Operating expenses	2,729	2,528

	Pre-tax earnings	$1,654	$1,594

	Segment assets	$413,570	$281,774

Asset Management and	Net revenues	$1,129	$1,043
Securities Services	Operating expenses	713	697

	Pre-tax earnings	$416	$346

	Segment assets	$179,276	$154,919

Total	Net revenues	$6,405	$5,928
	Operating expenses (1)	4,260	3,999

	Pre-tax earnings	$2,145	$1,929

	Total assets (2)	$596,149	$443,285

(1)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $21 million for the three months ended February 2004, and (ii) net provisions for a number of litigation and regulatory proceedings of $31 million and $60 million for the three months ended February 2005 and February 2004, respectively.

(2)	Includes certain assets that management believes are not allocable to a particular segment.

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries (the Company) at February 25, 2005, the related condensed consolidated statements of earnings for the three months ended February 25, 2005 and February 27, 2004, the condensed consolidated statement of changes in shareholders’ equity for the three months ended February 25, 2005, the condensed consolidated statements of cash flows for the three months ended February 25, 2005 and February 27, 2004, and the condensed consolidated statements of comprehensive income for the three months ended February 25, 2005 and February 27, 2004. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition at November 26, 2004, the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 26, 2004 and the effectiveness of the Company’s internal control over financial reporting as of November 26, 2004; and in our report dated February 4, 2005, we expressed an unqualified opinion thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 26, 2004, and the condensed consolidated statement of changes in shareholders’ equity for the year ended November 26, 2004 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 22, 2005

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless specifically stated otherwise, all references to February 2005 and February 2004 refer to our fiscal periods ended, or the dates, as the context requires, February 25, 2005 and February 27, 2004, respectively. All references to November 2004, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 26, 2004.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview

Our diluted earnings per share were $2.94 for the first quarter of 2005, an 18% increase compared with the same period last year. Annualized return on average tangible shareholders’ equity was 29.6% (1) and annualized return on average shareholders’ equity was 23.5%. Our first quarter results reflected strong performances in each of our three segments. The increase in Trading and Principal Investments reflected significantly higher net revenues in Fixed Income, Currency and Commodities (FICC), as all major businesses performed well. Net revenues in Equities were lower compared with the first quarter of 2004, but the business performed well as its results were significantly higher than more recent quarters. The increase in Investment Banking net revenues compared with the first quarter of 2004 primarily reflected significantly higher net revenues from debt underwriting. The increase in Asset Management and Securities Services net revenues reflected significantly higher customer balances in securities lending and margin lending. In Asset

(1)	Annualized return on average tangible shareholders’ equity is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity. See “— Results of Operations — Financial Overview’’ below for further information regarding our calculation of annualized return on average tangible shareholders’ equity.

Management, although incentive fees declined, net revenues were only slightly lower, as assets under management increased 17% from the first quarter of 2004.

Our operating results in the first quarter of 2005 continued to reflect improvement in economic conditions, as well as a number of trends that have emerged in recent years. We continued to see solid trading and investing opportunities for our clients and ourselves, and consequently, we maintained our market risk at levels generally consistent with 2004 to capitalize on these opportunities. In Investment Banking, although industry-wide completed mergers and acquisitions and equity underwriting volumes decreased compared with the most recent quarter, corporate activity continued to recover as our Investment Banking results reflected our second best quarterly performance in the last two years, particularly due to improvement in high-yield and bank loan activity. In the regulatory environment, financial services firms continued to be under intense scrutiny, with the volume and amount of claims against financial institutions and other related costs remaining significant. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high.

Though our operating results were strong in the first quarter of 2005, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of these trends and other factors affecting our businesses, see “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form 10-K.

Business Environment

During the first quarter, global growth remained strong, though the balance of growth was stronger in the U.S. and China, and softer in Japan and Europe. Declining geopolitical uncertainty and ongoing signs of economic growth contributed to generally higher equity prices. In the fixed income markets, long-term bond yields ended the quarter essentially unchanged after initially falling, and yield curves, particularly in the U.S., continued to flatten, while corporate credit spreads remained tight. Industry-wide announced mergers and acquisitions improved significantly during the quarter and debt origination volumes remained strong, but industry-wide equity underwriting volumes declined.

In the United States, the economy showed steady growth during the quarter, helped by robust growth in capital expenditures and continued growth in consumer spending. The labor market showed clearer signs of recovery through the quarter, while measures of core inflation generally firmed. As a result, the U.S. Federal Reserve raised its federal funds rate target by 50 basis points during the quarter. Long-term yields, however, remained at relatively low levels as the 10-year U.S. Treasury note yield ended the quarter at 4.27%. The Dow Jones Industrial Average and the S&P 500 Index increased 3% and 2%, respectively, while the NASDAQ Composite Index declined 2%.

In Europe, real gross domestic product growth remained quite weak as domestic demand and industrial production growth remained soft. With growth still modest and inflation well contained, the European Central Bank left rates unchanged. Long-term yields also ended the quarter essentially unchanged from levels at the beginning of the quarter. The U.K. economy continued to grow at a healthy pace on the back of steady domestic demand growth. The Bank of England left interest rates unchanged during the quarter. Despite modest economic growth, continental European equity markets generally rose during the quarter, as did the U.K. equity market.

In Japan, in the beginning of our fiscal quarter, domestic demand growth remained soft and net exports continued to restrain economic growth, but continued labor market improvement and signs of improved capital expenditures appeared consistent with somewhat firmer economic growth later in our fiscal quarter. These signs of improvement were reflected in the Nikkei 225 Index, which increased 8% during the quarter. In the rest of Asia, although the pace of economic growth appeared to slow from 2004 levels, it remained strong as export growth across the region, particularly China, remained solid. Several regional equity markets, including Korea, Taiwan and Singapore, rose strongly during the quarter.

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

In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:

Financial Instruments by Category
 (in millions)

	As of February 2005				As of November 2004
	Financial		Financial Instruments		Financial		Financial Instruments
	Instruments		Sold, But Not Yet		Instruments		Sold, But Not Yet
	Owned, At		Purchased, At		Owned, At		Purchased, At
	Fair Value		Fair Value		Fair Value		Fair Value

Cash trading instruments	$158,074		$73,831		$143,376		$68,096
Derivative contracts	58,691		51,662		62,495		64,001
Principal investments	4,744	(1)	63	(2)	4,654	(1)	—

Total	$221,509		$125,556		$210,525		$132,097

(1)	Excludes assets of $1.28 billion in consolidated employee-owned merchant banking funds as of February 2005 and November 2004.

(2)	Represents an economic hedge on the unrestricted common stock underlying our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG). For a further discussion of our investment in SMFG, see “— Principal Investments” below.

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

The following table sets forth the valuation of our cash trading instruments by level of price transparency:

Cash Trading Instruments by Price Transparency
 (in millions)

	As of February 2005		As of November 2004
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$140,760	$73,610	$130,908	$67,948
Little or no price transparency	17,314	221	12,468	148

Total	$158,074	$73,831	$143,376	$68,096

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

Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:

Derivative Assets and Liabilities
 (in millions)

	As of February 2005		As of November 2004
	Assets	Liabilities	Assets	Liabilities

Exchange-traded derivatives	$5,883	$5,304	$5,464	$5,905
OTC derivatives	52,808	46,358	57,031	58,096

Total (1)	$58,691	$51,662	$62,495	$64,001

(1)	The fair values of our derivative assets and liabilities include cash we have paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements) and may change significantly from period to period based on, among other factors, changes in our trading positions and market movements.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
 (in millions)

	As of February 2005
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,085	$456	$6,058	$4,441	$12,636	$24,676
Currencies	5,367	970	3,281	2,005	1,082	12,705
Commodities	2,138	3,171	4,256	1,370	64	10,999
Equities	1,894	814	537	919	264	4,428

Total	$10,484	$5,411	$14,132	$8,735	$14,046	$52,808

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,399	$558	$6,151	$5,139	$5,356	$18,603
Currencies	4,297	1,370	3,937	659	1,121	11,384
Commodities	2,403	2,594	4,201	1,224	105	10,527
Equities	1,825	937	1,047	1,609	426	5,844

Total	$9,924	$5,459	$15,336	$8,631	$7,008	$46,358

	As of November 2004
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,475	$451	$5,682	$4,250	$12,743	$24,601
Currencies	9,570	1,499	3,670	2,320	1,198	18,257
Commodities	2,943	1,164	5,581	1,108	160	10,956
Equities	1,311	813	457	634	2	3,217

Total	$15,299	$3,927	$15,390	$8,312	$14,103	$57,031

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,854	$789	$7,366	$7,136	$5,658	$22,803
Currencies	9,577	1,580	4,456	2,755	1,184	19,552
Commodities	3,791	1,425	4,522	814	107	10,659
Equities	1,409	1,304	1,114	1,084	171	5,082

Total	$16,631	$5,098	$17,458	$11,789	$7,120	$58,096

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

The following table sets forth the carrying value of our principal investments portfolio:

Principal Investments
 (in millions)

	As of February 2005				As of November 2004
	Corporate	Real Estate	Total		Corporate	Real Estate	Total

Private	$988	$754	$1,742		$935	$769	$1,704
Public	294	27	321		343	51	394

Subtotal	1,282	781	2,063		1,278	820	2,098
SMFG convertible preferred stock (1)	2,681	—	2,681	(3)	2,556	—	2,556

Total (2)	$3,963	$781	$4,744		$3,834	$820	$4,654

(1)	The fair value of our Japanese yen-denominated investment in SMFG convertible preferred stock includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar carrying value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(2)	Excludes assets of $1.28 billion in consolidated employee-owned merchant banking funds as of February 2005 and November 2004.

(3)	Excludes an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. As of February 25, 2005, the fair value of this hedge was $63 million and is reflected in “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition. For a further discussion of the restrictions on our ability to hedge or sell the common stock underlying our investment in SMFG, see below.

Our private principal investments, by their nature, have little or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors, including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

Our public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices discounted for restrictions on sale. If liquidating a position is reasonably expected to affect market prices, valuations are adjusted accordingly based on predetermined written policies.

Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity and downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear. During the first quarter, the fair value of our investment increased 8% (expressed in Japanese yen), primarily due to the passage of time in respect of the transfer restrictions on the underlying common stock and an increase in the SMFG common stock price.

Our convertible preferred investment is generally nontransferable. Restrictions on our ability to hedge or sell one-third of the common stock underlying our investment in SMFG lapsed in February 2005. As of April 5, 2005, we had hedged a majority of these unrestricted shares. Restrictions on our ability to hedge or sell the remaining shares of common stock underlying our investment in SMFG will lapse in equal installments on February 7, 2006 and February 7, 2007. The current conversion price of our SMFG preferred stock into shares of SMFG common stock is ¥322,300, but this price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥106,300).

Controls Over Valuation of Financial Instruments. Proper controls, independent of the trading and principal investing functions, are fundamental to ensuring that our financial instruments are appropriately and consistently valued and that fair value measurements are reliable. This is particularly important in valuing instruments with lower levels of price transparency.

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading functions, is responsible for the oversight of control and valuation policies and procedures and reporting the results of such work to the Audit Committee. We seek to maintain the necessary resources, with the appropriate experience and training, to ensure that control and independent price verification functions are performed to the highest standards. In addition, we employ procedures for the approval of new transaction types and markets, independent price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. More specifically, as it relates to cash trading instruments with little or no price transparency, we employ, where possible, procedures including comparisons to similar observable positions, analysis of actual to projected cash flows, comparisons to subsequent sales and discussions with senior business leaders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of the Annual Report on Form 10-K for a further discussion on how we manage the risks inherent in our trading and principal investing businesses.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
 (in millions)

	As of
	February	November
	2005	2004

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125

Trading and Principal Investments
FICC (1)	22	135
Equities (2)	2,382	2,382
Principal Investments	—	—

Asset Management and Securities Services
Asset Management (3)	423	423
Securities Services	117	117

Total (1)	$3,069	$3,182

(1)	The decline in goodwill from November 2004 to February 2005 reflects the sale of SLK’s fixed income business in January 2005.

(2)	Primarily related to our combinations with SLK and The Hull Group.

(3)	Primarily related to our combination with The Ayco Company, L.P. (Ayco).

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
 ($ in millions)

	As of February 2005		As of November 2004
		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Power contracts (1)	$953	2 – 33	$—
Customer lists (2)	815	7 – 19	828
New York Stock Exchange (NYSE) specialist rights	599	23 – 25	607
Exchange-traded fund (ETF) and option specialist rights	120	23	121
Other (3)	124	3 – 8	133

Total	$2,611		$1,689

(1)	Primarily relates to above-market power contracts acquired in our combinations with Cogentrix Energy, Inc. (Cogentrix) and National Energy & Gas Transmission, Inc. (NEGT). We completed our purchase price allocation for Cogentrix and closed on our acquisition of NEGT during the first quarter of 2005. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of our secured short-term and long-term borrowings.

(2)	Primarily includes our clearance and execution and NASDAQ customer lists acquired in our combination with SLK and financial counseling customer lists acquired in our combination with Ayco.

(3)	Primarily includes technology-related assets acquired in our combination with SLK.

A prolonged period of weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets. In addition, certain events could indicate a potential impairment of the associated identifiable intangible assets, including, among other events, an announced restructuring by the NYSE or any other exchange on which we hold specialist rights, an adverse action or assessment by a regulator, a default event under a power contract, or physical damage or other adverse events impacting the underlying power generation facilities.

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates is also important in determining compensation and benefits expenses for interim periods and in determining provisions for potential losses that may arise from litigation and regulatory proceedings and tax audits.

A substantial portion of our compensation and benefits expenses represents discretionary bonuses, generally determined and paid at year end. We target compensation and benefits at 50% (plus or minus a few percentage points) of consolidated net revenues and, accordingly, we believe the most appropriate way to allocate estimated annual discretionary bonuses between interim periods is in proportion to net revenues earned in such periods. Consequently, at the end of each interim period, we estimate the annual ratio of compensation and benefits expense to net revenues and accrue to that ratio on a year-to-date basis.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case, our experience and the experience of others in similar cases, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K and in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. For a further discussion of the impact of economic and market conditions on our results of operations, see “— Business Environment” above, and “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form 10-K.

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
 ($ in millions, except per share amounts)

	Three Months
	Ended February
	2005	2004

Net revenues	$6,405	$5,928
Pre-tax earnings	2,145	1,929
Net earnings	1,512	1,293
Diluted earnings per share	2.94	2.50
Annualized return on average shareholders’ equity (1)	23.5%	23.5%
Annualized return on average tangible shareholders’ equity (2)	29.6%	30.4%

(1)	Annualized return on average shareholders’ equity is computed by dividing annualized net earnings by average monthly shareholders’ equity.

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. We believe that annualized return on average tangible shareholders’ equity is a meaningful measure of performance because it excludes the portion of our shareholders’ equity attributable to goodwill and identifiable intangible assets. As a result, this calculation measures corporate performance in a manner that treats underlying businesses consistently, whether they were acquired or developed internally. Annualized return on average tangible shareholders’ equity is computed by dividing annualized net earnings by average monthly tangible shareholders’ equity.

The following table sets forth the reconciliation of average shareholders’ equity to average tangible shareholders’ equity:

	Three Months
	Ended February
	2005	2004
	(in millions)

Average shareholders’ equity	$25,735	$21,970
Deduct: Average goodwill and identifiable intangible assets	(5,329)	(4,966)

Average tangible shareholders’ equity	$20,406	$17,004

Net Revenues

Three Months Ended February 2005 versus February 2004. Our net revenues were $6.41 billion in the first quarter of 2005, an increase of 8% compared with the first quarter of 2004, reflecting strong performances in each of our three segments. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, as all major businesses performed well. Net revenues in Equities were lower compared with the first quarter of 2004, but the business performed well as its results were significantly higher than more recent quarters. The increase in Investment Banking net revenues compared with the first quarter of 2004 primarily reflected significantly higher net revenues from debt underwriting. The increase in Asset Management and Securities Services net revenues reflected significantly higher customer balances in securities lending and margin lending. In Asset Management, although incentive fees declined, net revenues were only slightly lower, as assets under management increased 17% from the first quarter of 2004.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses, with our overall compensation and benefits expenses generally targeted at 50% (plus or minus a few percentage points) of consolidated net revenues. In addition to the level of net revenues, our compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our equity-based compensation programs. See “— Use of Estimates” above for more information on our ratio of compensation and benefits expense to net revenues.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
 ($ in millions)

	Three Months
	Ended February
	2005	2004

Compensation and benefits (1)	$3,203	$2,995
Non-compensation expenses	1,057	1,004

Total operating expenses	$4,260	$3,999

Employees at period end (2)	20,678	19,285

(1)	Compensation and benefits expenses include the amortization of employee initial public offering and acquisition awards of $6 million and $31 million for the three months ended February 2005 and February 2004, respectively.

(2)	Excludes 1,138 and 1,216 employees as of February 2005 and February 2004, respectively, of Goldman Sachs’ consolidated property management and loan servicing subsidiaries. Compensation and benefits expenses include $42 million and $51 million for the three months ended February 2005 and February 2004, respectively, attributable to these subsidiaries, the majority of which is reimbursed to Goldman Sachs by the investment funds for which these companies manage properties and perform loan servicing. Such reimbursements are recorded in net revenues. Both periods exclude employees of certain consolidated entities that are held for investment purposes only.

Three Months Ended February 2005 versus February 2004. Operating expenses were $4.26 billion, 7% higher than the first quarter of 2004. Compensation and benefits expenses were $3.20 billion, 7% higher than the first quarter of 2004, commensurate with higher net revenues. The ratio of compensation and benefits to net revenues was 50.0% for the quarter, consistent with last year’s first quarter. (3) Employment levels were essentially unchanged during the quarter.

(3)	For the three months ended February 2004, the ratio of compensation and benefits to net revenues, including the amortization of employee initial public offering and acquisition awards, was 50.5%.

Non-compensation expenses were $1.06 billion, 5% higher than the first quarter of 2004. Professional fees were higher, reflecting increased legal and consulting fees. Market development expenses and brokerage, clearing and exchange fees also increased, primarily reflecting higher levels of business activity. Other expenses included net provisions for litigation and regulatory proceedings of $31 million for the first quarter of 2005 compared with $60 million for the first quarter of 2004. Excluding these provisions, other expenses increased $42 million, primarily due to higher levels of business activity and higher expenses from consolidated entities held for investment purposes. These increases were partially offset by lower occupancy and depreciation and amortization expenses, as the first quarter of 2004 included exit costs of $35 million associated with reductions in our global office space. See “— Capital and Funding — Contractual Obligations and Contingent Commitments” below for a discussion of our excess office space.

Provision for Taxes

The provision for taxes for the quarter ended February 2005 was $633 million. The effective income tax rate for the first quarter of 2005 was 29.5%, down from 31.8% for fiscal year 2004 due to an $80 million net benefit from various audit settlements. Excluding the effect of audit settlements, the effective income tax rate for the first quarter of 2005 would have been 33.3%, up from fiscal year 2004, primarily due to higher tax credits in 2004 and increased state and local taxes in 2005.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
 (in millions)

		Three Months
		Ended February
		2005	2004

Investment	Net revenues	$893	$763
Banking	Operating expenses	787	693

	Pre-tax earnings	$106	$70

Trading and Principal	Net revenues	$4,383	$4,122
Investments	Operating expenses	2,729	2,528

	Pre-tax earnings	$1,654	$1,594

Asset Management and	Net revenues	$1,129	$1,043
Securities Services	Operating expenses	713	697

	Pre-tax earnings	$416	$346

Total	Net revenues	$6,405	$5,928
	Operating expenses (1)	4,260	3,999

	Pre-tax earnings	$2,145	$1,929

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $21 million for the three months ended February 2004 and (ii) net provisions for a number of litigation and regulatory proceedings of $31 million and $60 million for the three months ended February 2005 and February 2004, respectively.

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

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
 (in millions)

	Three Months
	Ended February
	2005	2004

Financial Advisory	$414	$359

Equity underwriting	186	219
Debt underwriting	293	185

Total Underwriting	479	404

Total net revenues	893	763
Operating expenses	787	693

Pre-tax earnings	$106	$70

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months
	Ended February
	2005	2004

Announced mergers and acquisitions	$270	$129
Completed mergers and acquisitions	104	88
Equity and equity-related offerings (2)	10	13
Debt offerings (3)	75	67

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings and convertible offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended February 2005 versus February 2004. Net revenues in Investment Banking of $893 million for the first quarter of 2005 increased 17% compared with the first quarter of 2004. Net revenues in Financial Advisory of $414 million increased 15% compared with the first quarter of 2004, primarily reflecting an increase in activity. Net revenues in our Underwriting business of $479 million increased 19% compared with the first quarter of 2004, reflecting significantly higher net revenues in debt underwriting, primarily due to increased high-yield and bank loan activity, partially offset by lower net revenues in equity underwriting, particularly from convertible issuances. Our investment banking backlog increased during the quarter. (1)

Operating expenses of $787 million increased 14% compared with the first quarter of 2004, primarily due to increased compensation and benefits expenses. Pre-tax earnings of $106 million increased 51% compared with the first quarter of 2004.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
 (in millions)

	Three Months
	Ended February
	2005	2004

FICC	$2,489	$2,103

Equities trading	829	946
Equities commissions	721	714

Total Equities	1,550	1,660

SMFG	181	201
Gross gains	177	263
Gross losses	(29)	(161)

Net other corporate and real estate investments	148	102
Overrides	15	56

Total Principal Investments	344	359

Total net revenues	4,383	4,122
Operating expenses	2,729	2,528

Pre-tax earnings	$1,654	$1,594

Three Months Ended February 2005 versus February 2004. Net revenues in Trading and Principal Investments of $4.38 billion for the first quarter of 2005 increased 6% compared with the first quarter of 2004. Net revenues in FICC of $2.49 billion increased 18% compared with the first quarter of 2004, as all major businesses performed well. The increase was driven by significantly higher net revenues in commodities and in credit products (including distressed investing), partially offset by lower net revenues in currencies as compared with a strong first quarter of 2004. Net revenues in interest rate products and mortgages were essentially unchanged compared with the first quarter of 2004. During the quarter, FICC operated in an environment generally characterized by strong customer-driven activity, continued volatility in commodity markets, a flattening yield curve and narrow credit spreads. Net revenues in Equities of $1.55 billion decreased 7% compared with the first quarter of 2004. Our principal strategies business performed well, but net revenues were lower compared with a particularly strong first quarter of 2004. Net revenues in our global equities products group were essentially unchanged compared with a strong first quarter of 2004, reflecting higher net revenues in derivatives, offset by lower net revenues in shares and convertibles. During the quarter, the business operated in an environment characterized by solid customer-driven activity, generally higher equity prices and continued low volatility levels. Principal Investments recorded net revenues of $344 million, primarily due to an unrealized gain related to our investment in the convertible preferred stock of SMFG of $181 million (net of foreign exchange revaluation on the Japanese yen-denominated borrowing funding this investment), as well as gains from other corporate and real estate principal investments.

Operating expenses of $2.73 billion increased 8% compared with the first quarter of 2004, primarily due to increased compensation and benefits expenses primarily resulting from higher discretionary compensation. Brokerage, clearing and exchange fees also increased, reflecting higher transaction volumes in certain of our businesses. In addition, other expenses increased, primarily reflecting higher expenses from consolidated entities held for investment purposes and increased levels of business activity, and professional fees were higher, primarily due to increased legal and consulting fees. Pre-tax earnings of $1.65 billion increased 4% compared with the first quarter of 2004.

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

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
 (in millions)

	Three Months
	Ended February
	2005	2004

Asset Management	$749	$761
Securities Services	380	282

Total net revenues	1,129	1,043
Operating expenses	713	697

Pre-tax earnings	$416	$346

Assets under management typically generate fees as a percentage of asset value or based on investment performance. Assets under management include our mutual funds, alternative investment funds, separately managed accounts for institutional and individual investors and our merchant banking funds. Substantially all assets under management are valued as of calendar month end.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
 (in billions)

	As of	As of	As of
	February 28,	February 29,	November 30,
	2005	2004	2004	2003

Money markets	$99	$93	$90	$89
Fixed income and currency	145	123	139	115
Equity (1)	136	113	126	98
Alternative investments (2)	102	83	97	71

Total	$482	$412	$452	$373

(1)	Includes both our fundamental equity and quantitative equity strategies.

(2)	Includes other quantitative and/or non-traditional investment strategies (e.g., hedge funds), merchant banking funds and vehicles where we contract with subadvisors for our clients.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
 (in billions)

	Three Months Ended
	February 28,	February 29,
	2005	2004

Balance, beginning of period	$452	$373

Net asset inflows/(outflows)
Money markets	9	4
Fixed income and currency	6	3
Equity	8	7
Alternative investments	4	10

Total net asset inflows/(outflows)	27	24

Net market appreciation/(depreciation)	3	15

Balance, end of period	$482	$412

Three Months Ended February 2005 versus February 2004. Net revenues in Asset Management and Securities Services of $1.13 billion for the first quarter of 2005 increased 8% compared with the first quarter of 2004. Asset Management net revenues of $749 million decreased 2% compared with a particularly strong first quarter of 2004. This reflected higher management fees, driven by growth in assets under management, offset by lower incentive fees. During the quarter, assets under management increased 7%, reflecting net asset inflows of $27 billion across all asset classes, as well as market appreciation of $3 billion, primarily in equity and alternative investment assets. Securities Services net revenues of $380 million increased 35% compared with the first quarter of 2004, primarily due to significantly higher customer balances in securities lending and margin lending.

Operating expenses of $713 million increased 2% compared with the first quarter of 2004, primarily due to increased compensation and benefits expenses. Professional fees also increased, principally reflecting higher legal fees. Pre-tax earnings of $416 million increased 20% compared with the first quarter of 2004.

Capital and Funding

Capital

The amount of capital we hold is principally determined by subsidiary capital requirements, regulatory and rating agency guidelines, and our overall risk profile, which is largely driven by the size and composition of our trading and investment positions. Goldman Sachs’ total capital (shareholders’ equity and long-term borrowings) increased 15% to $121.66 billion as of February 2005 compared with $105.78 billion as of November 2004. See “— Liquidity Risk — Cash Flows” below for a discussion of how we deployed capital raised as part of our financing activities.

The increase in total capital resulted primarily from an increase in long-term borrowings to $95.58 billion as of February 2005 from $80.70 billion as of November 2004. The weighted average maturity of our long-term borrowings as of February 2005 was approximately 7 years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

Over the past several years, our ratio of long-term borrowings to shareholders’ equity has been increasing. The growth in our long-term borrowings has been driven primarily by (i) our ability to replace a portion of our short-term borrowings with long-term borrowings and pre-fund near-term refinancing requirements, in light of the favorable debt financing environment, and (ii) the need to increase total capital in response to opportunities in our trading and investing businesses.

Shareholders’ equity increased by 4% to $26.08 billion as of February 2005 from $25.08 billion as of November 2004. During the three months ended February 2005, we repurchased 11.5 million shares of our common stock at an average price of $106.91 per share. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, we cancelled 1.5 million restricted stock units at an average price of $104.62 per unit in the first quarter of 2005.

Our repurchase program is intended to substantially offset increases in share count over time resulting from employee equity-based compensation and to help maintain our shareholders’ equity at appropriate levels. The repurchase program has been effected primarily through regular open-market purchases, the sizes of which have been and will continue to be influenced by, among other factors, prevailing prices and market conditions. On January 25, 2005, the Board of Directors of Goldman Sachs authorized the repurchase of an additional 40.0 million shares of common stock. As of February 2005, the remaining share authorization under our repurchase program was 35.0 million shares. For additional information on our repurchase program, see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” included in this Quarterly Report on Form 10-Q.

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per share:

	As of
	February		November
	2005		2004
	($ in millions, except per
	share amounts)

Total assets	$596,149		$531,379
Adjusted assets (1)	372,792		347,082
Shareholders’ equity	26,075		25,079
Tangible shareholders’ equity (2)	20,395		20,208
Tangible equity capital (2)	23,145		22,958
Leverage ratio (3)	22.9	x	21.2	x
Adjusted leverage ratio (4)	16.1	x	15.1	x
Debt to equity ratio (5)	3.7	x	3.2	x
Book value per share (6)	$53.15		$50.77
Tangible book value per share (7)	41.57		40.91

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate in compliance with regulations and (iii) goodwill and identifiable intangible assets.

The following table sets forth a reconciliation of total assets to adjusted assets:

		As of
		February	November
		2005	2004
		(in millions)

Total assets		$596,149	$531,379

Deduct:	Securities purchased under agreements to resell	(66,007)	(44,257)
	Securities borrowed	(180,362)	(155,086)

Add:	Financial instruments sold, but not yet purchased, at fair value	125,556	132,097
	Less derivative short positions	(51,662)	(64,001)

	Subtotal	73,894	68,096

Deduct:	Cash and securities segregated in compliance with U.S. federal and other regulations	(45,202)	(48,179)
	Goodwill and identifiable intangible assets	(5,680)	(4,871)

Adjusted assets		$372,792	$347,082

(2)	Tangible shareholders’ equity equals total shareholders’ equity less goodwill and identifiable intangible assets. Tangible equity capital includes tangible shareholders’ equity and junior subordinated debt issued to a trust. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure.

The following table sets forth a reconciliation of shareholders’ equity to tangible shareholders’ equity and tangible equity capital:

		As of
		February	November
		2005	2004
		(in millions)

Shareholders’ equity		$26,075	$25,079

Deduct:	Goodwill and identifiable intangible assets	(5,680)	(4,871)

Tangible shareholders’ equity		$20,395	$20,208

Add:	Junior subordinated debt issued to a trust	2,750	2,750

Tangible equity capital		$23,145	$22,958

(3)	Leverage ratio equals total assets divided by shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals long-term borrowings divided by shareholders’ equity.

(6)	Book value per share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 490.6 million as of February 2005 and 494.0 million as of November 2004.

(7)	Tangible book value per share is computed by dividing tangible shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Consolidated Supervised Entity

On March 23, 2005, the U.S. Securities and Exchange Commission (SEC) approved an application by Goldman Sachs to become a consolidated supervised entity (CSE). As a CSE, Goldman Sachs is subject to group-wide supervision and examination by the SEC and, accordingly, is subject to minimum capital requirements on a consolidated basis.

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

The following table sets forth our short-term borrowings by product:

Short-Term Borrowings
 (in millions)

	As of
	February	November
	2005	2004

Promissory notes	$18,461	$19,513
Commercial paper	5,139	4,355
Bank loans and other	9,468	13,474
Current portion of long-term borrowings	15,786	17,617

Total	$48,854	$54,959

Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes (short-term unsecured debt that is nontransferable and in which Goldman Sachs does not make a market) and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature.

The following table sets forth our secured and unsecured short-term borrowings:

	As of
	February	November
	2005	2004
	(in millions)

Secured short-term borrowings	$5,815	$8,558
Unsecured short-term borrowings	43,039	46,401

Total short-term borrowings	$48,854	$54,959

Our secured short-term borrowings provide Goldman Sachs with a more stable source of liquidity, as these borrowings are less sensitive to changes in our credit ratings than our unsecured short-term borrowings, due to the underlying collateral. See “— Liquidity Risk” below for a discussion of the principal liquidity policies we have in place to manage the liquidity risk associated with our short-term borrowings. For a discussion of factors that could impair our ability to access the capital markets, see “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form 10-K. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our short-term borrowings.

Credit Ratings

We rely upon the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are important when we are competing in certain markets and when we seek to engage in longer term transactions, including OTC derivatives. We believe our credit ratings are primarily based on the credit rating agencies’ assessment of our liquidity, market and credit risk management practices, the level and variability of our earnings, our franchise, reputation and management, our capital base, our corporate governance and the external operating environment. For a discussion of the risks associated with a reduction in our credit ratings, see “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on
Form 10-K.

The following table sets forth our unsecured credit ratings as of February 2005:

	Short-Term Debt	Long-Term Debt

Dominion Bond Rating Service Limited	R-1 (middle)	A (high)
Fitch, Inc.	F1+	AA-
Moody’s Investors Service	P-1	Aa3
Standard & Poor’s	A-1	A+

As of February 2005, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $242 million could have been required in the event of a one-level reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that could be required in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. For a further discussion of our excess liquidity policies, see “— Liquidity Risk — Excess Liquidity — Maintenance of a Pool of Highly Liquid Securities” below.

Contractual Obligations and Contingent Commitments

Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations as of February 2005:

Contractual Obligations
 (in millions)

	Remainder	2006-	2008-	2010-
	of 2005	2007	2009	Thereafter	Total

Long-term borrowings by contract maturity (1) (2)	$—	$24,691	$20,778	$50,108	$95,577
Minimum rental payments	268	678	602	1,910	3,458

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of Goldman Sachs are reflected at their contractual maturity dates. Certain long-term borrowings that may be redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

Our long-term borrowings include extendible debt that has an initial maturity of one year or greater. Extendible debt is debt that allows the holder the right to extend the maturity date at predetermined periods during the contractual life of the instrument. The following table sets forth our quarterly long-term borrowings maturity profile through the first fiscal quarter of 2011:

Long-Term Borrowings Maturity Profile
 ($ in millions)

(1)	Extendible debt is categorized in the maturity profile at the earliest possible maturity date even though the debt can be extended.

As of February 2005, our long-term borrowings were $95.58 billion and consisted principally of senior borrowings with maturities extending to 2034. These long-term borrowings consisted of $13.26 billion in secured long-term borrowings and $82.32 billion in unsecured long-term borrowings. As of February 2005, long-term borrowings included nonrecourse debt of $13.29 billion, consisting of $6.26 billion issued by William Street Funding Corporation (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments made by another wholly owned William Street entity to investment-grade clients), $1.20 billion issued by our consolidated power plant operations and $5.83 billion issued by other consolidated entities. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

As of February 2005, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.46 billion. These lease commitments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We continually evaluate our current and future space capacity in relation to current and projected staffing levels. In the first quarter of 2005, we did not incur any exit costs. However, we may incur exit costs in 2005 and thereafter to the extent we (i) further reduce our capacity or (ii) commit to new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. Such exit costs may be material to our results of operations in a given period.

The following table sets forth our contingent commitments as of February 2005:

Contingent Commitments
 (in millions)

	Commitment Amount by Period of Expiration
	Remainder	2006-	2008-	2010-
	of 2005	2007	2009	Thereafter	Total

Commitments to extend credit	$5,397	$8,004	$7,166	$7,874	$28,441
Commitments under letters of credit issued by banks to counterparties	9,843	92	1	12	9,948
Other commercial commitments (1)	488	441	6	434	1,369

Total	$15,728	$8,537	$7,173	$8,320	$39,758

(1)	Includes our corporate and real estate investment fund commitments, construction-related obligations and other purchase commitments.

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of February 2005, $9.95 billion of our outstanding commitments to extend credit have been issued through the William Street credit extension program. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided by SMFG. We have also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

As of February 2005, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $40.11 billion.

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

Excess Liquidity

Maintenance of a Pool of Highly Liquid Securities. Our most important liquidity policy is to pre-fund what we estimate will be our likely cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” liquidity is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pre-funded pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Goldman Sachs’ businesses are diverse, and its cash needs are driven by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable and the terms or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and larger unsecured debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our unsecured liabilities.

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

The loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess averaged $43.65 billion in the first quarter of 2005 and $41.99 billion in the fiscal year 2004.

The following table sets forth the average loan value of our Global Core Excess:

	Three Months	Fiscal Year
	Ended	Ended
	February 2005	November 2004
	(in millions)

U.S. dollar-denominated	$32,175	$33,858
Non-U.S. dollar-denominated	11,474	8,135

Total Global Core Excess	$43,649	$41,993

The U.S. dollar-denominated excess includes only overnight cash deposits and unencumbered U.S. government and agency securities and highly liquid mortgage securities, all of which are Federal Reserve repo-eligible. Our non-U.S. dollar-denominated excess includes only unencumbered French, German, United Kingdom and Japanese government bonds and Euro, British pound and Japanese yen overnight cash deposits. We strictly limit our Global Core Excess to this narrowly defined list of securities and cash which we believe are highly liquid, even in a difficult funding environment.

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

The size of our Global Core Excess is determined by an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model identifies and estimates cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured debt and letters of credit;

•	potential buybacks of a portion of our outstanding negotiable unsecured debt;

•	adverse changes in the terms or availability of secured funding;

•	derivatives and other margin and collateral outflows, including those due to market moves or increased requirements;

•	additional collateral that could be called in the event of a downgrade in our credit ratings;

•	draws on our unfunded commitments not supported by William Street Funding Corporation (1); and

•	upcoming cash outflows, such as tax and other large payments.

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

We maintain Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next twelve months. This implies that we could fund our positions on a secured basis for one year in the event we were unable to issue new unsecured debt or liquidate assets. We assume conservative loan values that are based on stress-scenario borrowing capacity and we review these assumptions asset-by-asset at least annually. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $117.04 billion, $111.68 billion and $100.51 billion in the first quarter of 2005, fourth quarter of 2004 and in the fiscal year 2004, respectively.

Asset-Liability Management

Asset Quality and Balance Sheet Composition. We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. Our balance sheet fluctuates significantly between financial statement dates and is lower at fiscal period end than would be observed on an average basis. We require certain of our businesses to reduce balance sheet usage on a quarterly basis to demonstrate compliance with limits set by management, thereby providing a disincentive to committing our capital over longer periods of time. These balance sheet reductions are generally achieved during the last several weeks of each fiscal quarter through ordinary-course, open-market transactions in the most liquid portions of our balance sheet, principally U.S. government and agency securities, securities of foreign sovereigns, and mortgage and money market instruments, as well as through the roll-off of repurchase agreements and certain collateralized financing arrangements. Accordingly, over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 15% lower and 14% lower, respectively, than amounts that would have been observed, based on a weekly average, over that period. These differences, however, have not resulted

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

The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of
	February	November
	2005	2004
	(in millions)

Mortgage whole loans and collateralized debt obligations (1)	$25,095	$18,346
Bank loans (2)	9,727	8,900
High-yield securities	6,815	6,057
Emerging market debt securities	1,447	1,653
SMFG convertible preferred stock	2,681	2,556
Other corporate principal investments (3)	1,282	1,278
Real estate principal investments (3)	781	820

(1)	Includes certain mortgage-backed interests held in qualifying special-purpose entities. See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our securitization activities.

(2)	Includes both funded commitments and inventory held in connection with our trading and lending activities.

(3)	Excludes assets of $1.28 billion in consolidated employee-owned merchant banking funds as of February 2005 and November 2004.

A large proportion of these assets are continually funded on a secured basis through normal secured funding markets and nonrecourse funding. We focus on developing capacity for funding these assets on a term secured basis in order to ensure that these assets maintain a certain amount of loan value in periods of market stress.

See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the financial instruments we hold.

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

In order to avoid reliance on asset sales, we ensure that we have sufficient total capital (long-term borrowings plus shareholders’ equity) to fund our balance sheet for at least one year. We therefore seek to maintain total capital in excess of the aggregate of the following long-term financing requirements:

•	the portion of financial instruments owned that we believe could not be funded on a secured basis in periods of market stress, assuming conservative loan values;

•	goodwill and identifiable intangible assets, property, leasehold improvements and equipment, and other illiquid assets;

•	derivatives and other margin and collateral requirements;

•	anticipated draws on our unfunded commitments; and

•	capital or other forms of financing in our regulated subsidiaries that is in excess of their long-term financing requirements. See “— Intercompany Funding” below for further discussion on how we fund our subsidiaries.

Our total capital of $121.66 billion and $105.78 billion as of February 2005 and November 2004, respectively, exceeded the aggregate of these requirements.

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

Additionally, senior unsecured debt issued by Group Inc. does not contain provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or our stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.

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

Our intercompany funding policies are predicated on our assumption that, unless legally provided for, funds or securities are not freely available from a subsidiary to its parent company or other subsidiaries. In particular, many of our subsidiaries are subject to laws that authorize regulatory bodies to block or limit the flow of funds from those subsidiaries to Group Inc. Regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on obligations, including debt obligations. As such, we assume that capital or other financing provided to our regulated subsidiaries is not available to our parent company or other subsidiaries. In addition, we assume that the Global Core Excess held in our principal non-U.S. operating entities will not be available to our parent company or other subsidiaries and therefore is available only to meet the potential liquidity requirements of those entities.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of February 2005, Group Inc.’s equity investment in subsidiaries was $24.23 billion compared with its shareholders’ equity of $26.08  billion.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of February 2005, Group Inc. had $16.81 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. regulated broker-dealer, $13.04 billion invested in Goldman Sachs International, a registered U.K. broker-dealer, $2.78 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. regulated broker-dealer, and $2.05 billion invested in Goldman Sachs (Japan) Ltd., a Tokyo-based broker-dealer. Group Inc. also had $43.03 billion of unsubordinated loans to these entities as of February 2005, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

Subsidiary Foreign Exchange Policies. Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is hedged. “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income decreased from the first quarter of 2004, primarily due to an expansion of our policy for hedging our net investment in non-U.S. subsidiaries. In addition, we generally hedge the nontrading exposure to foreign exchange risk that arises from transactions denominated in currencies other than the transacting entity’s functional currency.

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

Three Months Ended February 2005. Our cash and cash equivalents increased by $1.17 billion to $5.53 billion at the end of the first quarter of 2005. We raised $7.90 billion in net cash from financing activities, primarily in long-term debt, in light of the favorable debt financing environment. We used net cash of $6.73 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for ourselves and our clients and to repurchase our common stock.

Three Months Ended February 2004. Our cash and cash equivalents as of February 2004 were essentially unchanged compared with November 2003. We raised $15.15 billion in net cash from financing activities, in part to capitalize on the favorable interest rate environment. We used $15.29 billion in our operating and investing activities, primarily to capitalize on opportunities in our trading and investing businesses.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R is effective for our fourth quarter of fiscal 2005. We are currently evaluating the effect of adoption of SFAS No. 123-R, but do not expect adoption to have a material effect on our financial condition, results of operations or cash flows.

Cautionary Statement Pursuant to The Private Securities
Litigation Reform Act of 1995

We have included in Parts I and II of this Quarterly Report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form  10-K.

Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. Other important factors that could adversely affect our investment banking transactions are described under “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form 10-K.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

In addition to applying business judgment, senior management uses a number of quantitative tools to manage our exposure to market risk. These tools include:

•	risk limits based on a summary measure of market risk exposure referred to as Value-at-Risk (VaR);

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our trading net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equity markets and significant moves in selected emerging markets; and

•	inventory position limits for selected business units.

See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report on Form 10-K for a description of our risk management policies and procedures.

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

The following tables set forth the daily trading VaR:

Daily VaR (1)
(in millions)

	Average for the				Three Months
	Three Months Ended		As of		Ended
	February	February	February	November	February 2005
Risk Categories	2005	2004	2005	2004 (1)	High	Low

Interest rates	$32	$38	$31	$28	$43	$26
Equity prices	29	37	30	25	42	26
Currency rates	15	23	15	18	23	9
Commodity prices	28	15	24	35	34	21
Diversification effect (2)	(39)	(42)	(38)	(40)

Firmwide	$65	$71	$62	$66	77	54

(1)	During the second quarter of 2004, we began to exclude from our calculation distressed asset portfolios in FICC that cannot be properly measured in VaR. The effect of excluding these portfolios was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these portfolios, see “— Distressed Asset Portfolios” below.

(2)	Equals the difference between firmwide VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

The following chart presents our daily trading VaR during the last four quarters:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended February 2005:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended February 2005.

Distressed Asset Portfolios

The market risk associated with distressed asset portfolios in FICC that cannot be properly measured in VaR (primarily due to inadequate historical data on the underlying assets in the aggregate) is measured based on a potential 10% decline in the asset value of such portfolios. The market values of the underlying distressed asset positions are sensitive to changes in a number of factors, including discount rates and the projected timing and amount of future cash flows. As of February 2005, the potential impact of a 10% decline in the asset value of these portfolios was $395 million compared with $416 million as of November 2004.

Nontrading Risk

SMFG. The market risk of our investment in the convertible preferred stock of SMFG is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of February 2005, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $245 million compared with $236 million as of November 2004. The change is primarily due to the passage of time in respect of the transfer restrictions on the underlying common stock and an increase in the SMFG common stock price. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.

Other Principal Investments. The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of February 2005, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $123 million compared with $118 million as of November 2004.

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

Fair values of our derivative contracts reflect cash paid or received pursuant to credit support agreements and are reported on a net-by-counterparty basis in our condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of February 2005, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure
 ($ in millions)

			Exposure	Percentage of
		Collateral	Net of	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral

AAA/Aaa	$4,321	$165	$4,156	10%
AA/Aa2	12,611	1,596	11,015	26
A/A2	17,474	1,621	15,853	37
BBB/Baa2	9,346	2,618	6,728	16
BB/Ba2 or lower	7,641	3,431	4,210	10
Unrated	1,415	1,055	360	1

Total	$52,808	$10,486	$42,322	100%

(1)	Reflects cash received pursuant to credit support agreements.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
 (in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$1,148	$332	$1,471	$526	$679	$4,156
AA/Aa2	2,315	883	2,957	2,805	2,055	11,015
A/A2	2,266	1,160	2,800	1,067	8,560	15,853
BBB/Baa2	1,494	1,247	2,166	1,078	743	6,728
BB/Ba2 or lower	1,045	653	1,572	584	356	4,210
Unrated	213	22	37	—	88	360

Total	$8,481	$4,297	$11,003	$6,060	$12,481	$42,322

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates	$881	$363	$4,361	$3,509	$11,742	$20,856
Currencies	4,788	855	3,084	1,840	418	10,985
Commodities	1,876	2,491	3,194	530	64	8,155
Equities	936	588	364	181	257	2,326

Total	$8,481	$4,297	$11,003	$6,060	$12,481	$42,322

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

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

The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended November 26, 2004.

IPO Process Matters

In the lawsuit alleging that the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of “tying” arrangements, the federal district court preliminarily approved the proposed settlement between plaintiffs and the issuer defendants by a decision and order dated February 15, 2005.

In connection with the settlement of charges brought by the SEC relating to certain allocation practices, the U.S. District Court for the Southern District of New York entered a final judgment on February 7, 2005 approving the settlement and granting the permanent injunctive relief.

Research Independence Matters

In the lawsuit alleging that The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Henry M. Paulson, Jr. violated the federal securities laws in connection with the firm’s research activities, the amended complaint was dismissed with leave to amend by an order dated February 17, 2005, plaintiffs filed a second amended complaint on February 25, 2005, and defendants moved to dismiss the second amended complaint on March 24, 2005.

Enron Litigation Matters

The adversary proceedings brought by Enron North America Corp. relating to termination of an agreement for the trading of over-the-counter derivatives and by Enron Corp. seeking to avoid related guarantees have been finally settled.

Worldcom Bondholders Litigation

On March 9, 2005, Goldman, Sachs & Co. and certain other underwriters in the May 2000 offering entered into a definitive settlement of the class action claims, subject to court approval. Goldman, Sachs & Co. will contribute approximately $12.5 million toward the settlement, which does not resolve pending actions brought by individual investors that opted out of the class action.

Global Crossing and Asia Global Crossing Securities Litigation

On March 1, 2005, plaintiffs entered into a definitive settlement agreement with Citigroup, Inc. and certain related parties, including as to claims asserted against such parties in respect of the various offerings in which Goldman, Sachs & Co. participated. The settlement, pursuant to which the Citigroup defendants have agreed to pay $75 million, does not resolve claims against the balance of the syndicates, including Goldman, Sachs & Co.

Treasury Matters

By an opinion and order dated March 28, 2005, the federal district court denied Goldman, Sachs & Co.'s motion to dismiss as to the federal commodities claims, granted the motion with leave to replead as to the federal antitrust claims, and dismissed the Illinois statutory and common law claims.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the three months ended February 25, 2005.

				Total Number of	Maximum Number
			Average	Shares Purchased	of Shares That May
	Total Number		Price	as Part of Publicly	Yet Be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs (2)	Programs (2)

Month #1	1,983,500		$104.73	1,983,500	4,409,094
(November 27, 2004 to December 31, 2004) (1)

Month #2	4,450,694	(3)	$104.28	4,396,672	40,012,422
(January 1, 2005 to January 28, 2005)

Month #3	5,021,180		$110.10	5,021,180	34,991,242
(January 29, 2005 to February 25, 2005) (1)

Total (1)	11,455,374		$106.91	11,401,352

(1)	As a matter of policy, Goldman Sachs did not repurchase shares of its common stock as part of the repurchase program during a standard self-imposed “black-out” period from the last two weeks of each fiscal quarter through the date of the earnings release for such quarter.

(2)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 100 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004 and January 25, 2005. The repurchase program is intended to substantially offset increases in share count over time resulting from employee equity-based compensation and to help maintain our shareholders’ equity at appropriate levels. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Taking into account the increased authorization, the total remaining authorization under the repurchase program was 30,047,242 shares as of April 1, 2005; the repurchase program has no set expiration or termination date.

(3)	Includes repurchases of 54,022 shares withheld to satisfy employee income taxes on equity-based awards issued at the time of our initial public offering that were delivered to employees during the period.

Item 6:	Exhibits

Exhibits:

12.1	Statement re: computation of ratios of earnings to fixed charges.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar

Name: David A. Viniar Title: Chief Financial Officer

By:	/s/ Sarah E. Smith

Name: Sarah E. Smith Title: Principal Accounting Officer

Date: April 5, 2005