Form 10-Q
period 2005-05-27
GOLDMAN SACHS GROUP INC/
filed 2005-07-05
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 27, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 24, 2005 there were 464,987,710 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED MAY 27, 2005

PART I:     FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004
	(in millions, except per share amounts)

Revenues
Investment banking	$796	$928	$1,669	$1,682
Trading and principal investments	2,562	3,409	6,703	7,228
Asset management and securities services	724	629	1,498	1,416
Interest income	4,867	2,710	9,043	5,255

Total revenues	8,949	7,676	18,913	15,581
Interest expense	4,022	2,038	7,471	3,911
Cost of power generation	121	127	231	231

Revenues, net of interest expense and cost of power generation	4,806	5,511	11,211	11,439

Operating expenses
Compensation and benefits	2,403	2,771	5,606	5,766

Brokerage, clearing and exchange fees	274	252	526	485
Market development	94	76	176	138
Communications and technology	123	120	241	232
Depreciation and amortization	128	121	246	256
Amortization of identifiable intangible assets	31	31	62	63
Occupancy	186	156	334	326
Professional fees	109	85	205	146
Other expenses	214	159	426	358

Total non-compensation expenses	1,159	1,000	2,216	2,004

Total operating expenses	3,562	3,771	7,822	7,770

Pre-tax earnings	1,244	1,740	3,389	3,669
Provision for taxes	379	553	1,012	1,189

Net earnings	865	1,187	2,377	2,480

Preferred stock dividend	—	—	—	—

Net earnings applicable to common shareholders	$865	$1,187	$2,377	$2,480

Earnings per common share
Basic	$1.78	$2.43	$4.85	$5.06
Diluted	1.71	2.31	4.65	4.81

Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

Average common shares outstanding
Basic	485.4	487.9	489.8	490.0
Diluted	506.2	513.5	510.7	515.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	May	November
	2005	2004
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$8,042	$4,365
Cash and securities segregated in compliance with U.S. federal and other regulations	47,232	48,179
Receivables from brokers, dealers and clearing organizations	16,097	14,458
Receivables from customers and counterparties	42,272	38,087
Securities borrowed	176,315	155,086
Securities purchased under agreements to resell	77,097	44,257

Financial instruments owned, at fair value	207,921	183,880
Financial instruments owned and pledged as collateral, at fair value	30,776	27,924

Total financial instruments owned, at fair value	238,697	211,804

Other assets	18,720	15,143

Total assets	$624,472	$531,379

Liabilities and shareholders’ equity
Secured short-term borrowings	$8,753	$8,558
Unsecured short-term borrowings	45,043	46,401

Total short-term borrowings, including the current portion of long-term borrowings	53,796	54,959

Payables to brokers, dealers and clearing organizations	7,668	8,000
Payables to customers and counterparties	173,233	153,221
Securities loaned	19,709	19,394
Securities sold under agreements to repurchase	95,770	47,573
Financial instruments sold, but not yet purchased, at fair value	142,386	132,097
Other liabilities and accrued expenses	10,386	10,360

Secured long-term borrowings	13,443	12,087
Unsecured long-term borrowings	81,686	68,609

Total long-term borrowings	95,129	80,696

Total liabilities	598,077	506,300

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 30,000 shares issued and outstanding as of May 2005 with liquidation preference of $25,000 per share	750	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 567,199,823 and 554,063,234 shares issued as of May 2005 and November 2004, respectively, and 467,123,412 and 480,959,660 shares outstanding as of May 2005 and November 2004, respectively	6	6
Restricted stock units and employee stock options	2,218	2,013
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	16,592	15,501
Retained earnings	16,093	13,970
Unearned compensation	(51)	(117)
Accumulated other comprehensive (loss)/income	(2)	11
Treasury stock, at cost, par value $0.01 per share; 100,076,411 and 73,103,574 shares as of May 2005 and November 2004, respectively	(9,211)	(6,305)

Total shareholders’ equity	26,395	25,079

Total liabilities and shareholders’ equity	$624,472	$531,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	May	November
	2005	2004
	(in millions, except
	per share amounts)

Preferred stock, par value $0.01 per share
Balance, beginning of year	$—	$—
Issued	750	—

Balance, end of period	750	—

Common stock, par value $0.01 per share
Balance, beginning of year	6	5
Issued	—	1

Balance, end of period	6	6

Restricted stock units and employee stock options
Balance, beginning of year	2,013	2,984
Issued	649	1,050
Delivered	(422)	(1,948)
Forfeited	(16)	(62)
Options exercised	(6)	(11)

Balance, end of period	2,218	2,013

Additional paid-in capital
Balance, beginning of year	15,501	13,562
Issuance of common stock	938	1,609
Preferred stock issuance costs	(12)	—
Excess net tax benefit related to delivery of stock-based awards	165	330

Balance, end of period	16,592	15,501

Retained earnings
Balance, beginning of year	13,970	9,914
Net earnings	2,377	4,553
Dividends declared	(254)	(497)

Balance, end of period	16,093	13,970

Unearned compensation
Balance, beginning of year	(117)	(339)
Restricted stock units forfeited	1	11
Amortization of restricted stock units	65	211

Balance, end of period	(51)	(117)

Accumulated other comprehensive income
Balance, beginning of year	11	6
Currency translation adjustment, net of tax	(17)	5
Cash flow hedging activity, net of tax	4	—

Balance, end of period	(2)	11

Treasury stock, at cost, par value $0.01 per share
Balance, beginning of year	(6,305)	(4,500)
Repurchased	(2,906)	(1,805)

Balance, end of period	(9,211)	(6,305)

Total shareholders’ equity	$26,395	$25,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended May
	2005	2004
	(in millions)

Cash flows from operating activities
Net earnings	$2,377	$2,480
Noncash items included in net earnings
Depreciation and amortization	335	369
Amortization of identifiable intangible assets	93	63
Stock-based compensation	420	280
Changes in operating assets and liabilities
Cash and securities segregated in compliance with U.S. federal and other regulations	982	(20,767)
Net receivables from brokers, dealers and clearing organizations	(1,971)	720
Net payables to customers and counterparties	15,847	28,704
Securities borrowed, net of securities loaned	(20,914)	(5,865)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	15,535	(6,592)
Financial instruments owned, at fair value	(28,759)	(21,634)
Financial instruments sold, but not yet purchased, at fair value	10,289	8,824
Other, net	(1,697)	1,159

Net cash used for operating activities	(7,463)	(12,259)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(639)	(341)
Proceeds from sales of property, leasehold improvements and equipment	28	—
Business combinations, net of cash acquired	(438)	(94)

Net cash used for investing activities	(1,049)	(435)

Cash flows from financing activities
Short-term borrowings, net	(1,168)	(1,946)
Issuance of long-term borrowings	25,603	22,013
Repayment of long-term borrowings, including the current portion of long-term borrowings	(11,194)	(5,824)
Derivative contracts with a financing element, net	695	238
Common stock repurchased	(2,906)	(835)
Dividends paid	(254)	(248)
Proceeds from issuance of preferred stock, net of issuance costs	738	—
Proceeds from issuance of common stock	675	250

Net cash provided by financing activities	12,189	13,648

Net increase in cash and cash equivalents	3,677	954

Cash and cash equivalents, beginning of year	4,365	7,087

Cash and cash equivalents, end of period	$8,042	$8,041

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $7.31 billion and $3.72 billion during the six months ended May 2005 and May 2004, respectively.

Cash payments for income taxes, net of refunds, were $1.36 billion and $639 million during the six months ended May 2005 and May 2004, respectively.

Noncash activities:

During the six months ended May 2005 and May 2004, the firm assumed $758 million and $1.46 billion, respectively, of debt in connection with business combinations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004
	(in millions)

Net earnings	$865	$1,187	$2,377	$2,480
Currency translation adjustment, net of tax	(17)	(13)	(17)	10
Cash flow hedging activity, net of tax	4	—	4	—

Comprehensive income	$852	$1,174	$2,364	$2,490

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46-R, “Consolidation of Variable Interest Entities,” the firm consolidates all VIEs for which it is the primary beneficiary.

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

Unless otherwise stated herein, all references to May 2005 and May 2004 refer to the firm’s fiscal periods ended, or the dates, as the context requires, May 27, 2005 and May 28, 2004, respectively. All references to November 2004 refer to the firm’s fiscal year ended, or the date, as the context requires, November 26, 2004.

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

•	Derivative Contracts. Fair values of the firm’s derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives and are reflected net of cash that the firm has paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements). Fair values of the firm’s exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The firm uses a variety of valuation models including the present value of known or estimated cash flows, option-pricing models and option-adjusted spread models. The valuation models used to derive the fair values of the firm’s OTC derivatives require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. The selection of a model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Where possible, the firm verifies the values produced by its pricing models to market transactions. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model selection does not involve significant judgment because market prices are readily available. For OTC derivatives that trade in less liquid markets, model selection requires more judgment because such instruments tend to be more complex and pricing information is less available in the market. As markets continue to develop and more pricing information becomes available, the firm continues to review and refine the models it uses.

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

The firm’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity and downside protection on the conversion strike price. The firm’s convertible preferred investment is generally nontransferable. Restrictions on the firm’s ability to hedge or sell one-third of the common stock underlying its investment in SMFG lapsed in February 2005. Restrictions on the firm’s ability to hedge or sell the remaining shares of common stock underlying its investment in SMFG will lapse in equal installments on February 7, 2006 and February 7, 2007. The current conversion price of the firm’s SMFG preferred stock into shares of SMFG common

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

stock is ¥322,300, but this price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥106,300).

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

Power Generation. Power generation revenues associated with the firm’s consolidated power plant operations are included in “Trading and principal investments” in the condensed consolidated statements of earnings when power is delivered. “Cost of power generation” in the condensed consolidated statements of earnings includes all of the direct costs of these plant operations (e.g., fuel, operations and maintenance), as well as the depreciation and amortization associated with plants and related contractual assets.

The following table sets forth the power generation revenues and costs directly associated with the firm’s consolidated power plant operations:

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004
	(in millions)

Revenues (1)	$115	$124	$245	$240
Cost of power generation	121	127	231	231

(1)	Excludes revenues from nonconsolidated power plant operations, accounted for in accordance with the equity method of accounting, as well as revenues associated with the firm’s power trading activities.

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

Compensation expense resulting from stock options and restricted stock units granted for the year ended November 2002 and prior years is accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Therefore, no compensation expense is recognized for those unmodified stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. Compensation expense for restricted stock units issued for the years prior to fiscal 2003 was, and continues to be, recognized over the relevant service periods using amortization schedules based on the applicable vesting provisions. Equity awards granted to employees who have satisfied the retirement eligibility criteria are expensed over the stated service period for the award. In the event a retirement-eligible employee retires, any unamortized grant date value is immediately expensed. Employees who meet the retirement criteria are subject to a non-compete agreement from the date of retirement through the date that shares underlying the awards are delivered. A reduction to compensation expense is recorded upon forfeiture related to employees who meet the retirement criteria and violate their non-compete agreements.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

If the firm were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the year ended November 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and earnings per common share (EPS) as set forth below:

		Three Months		Six Months
		Ended May		Ended May
		2005	2004	2005	2004
		(in millions, except per share amounts)

Net earnings applicable to common shareholders, as reported		$865	$1,187	$2,377	$2,480

Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	130	77	271	181
Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under the fair-value method for all awards	(143)	(114)	(296)	(266)

Pro forma net earnings applicable to common shareholders		$852	$1,150	$2,352	$2,395

EPS, as reported
Basic		$1.78	$2.43	$4.85	$5.06
Diluted		1.71	2.31	4.65	4.81

Pro forma EPS
Basic		$1.76	$2.36	$4.80	$4.89
Diluted		1.68	2.24	4.61	4.65

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Property and equipment placed in service prior to December 1, 2001 are depreciated under the accelerated cost recovery method. Property and equipment placed in service on or after December 1, 2001 are depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements for which the useful life of the improvement is shorter than the term of the lease are amortized under the accelerated cost recovery method if placed in service prior to December 1, 2001. All other leasehold improvements are amortized over the useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are amortized on a straight-line basis over the useful life of the software.

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

Earnings Per Common Share

Basic EPS is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business.

Recent Accounting Developments

In December 2004, the FASB issued a revision to SFAS No. 123, SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) announced new rules that require companies to implement SFAS No. 123-R by the start of their fiscal year beginning after June 15, 2005. SFAS No. 123-R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. Awards granted subject to a substantive non-compete agreement are generally expensed over the non-compete period. Management is currently evaluating the effect of adoption of SFAS No. 123-R on the firm’s financial condition, results of operations and cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.	Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value, and financial instruments sold, but not yet purchased, at fair value:

	As of
	May 2005				November 2004
	Assets		Liabilities		Assets		Liabilities
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$8,346	(1)	$—		$7,386	(1)	$—
U.S. government, federal agency and sovereign obligations	55,006		53,179		46,777		40,866
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	27,544		587		18,346		671
Investment-grade corporate bonds	10,859		4,204		11,783		5,163
Bank loans	10,763		1,464		8,900		428
High-yield securities	7,971		1,870		6,057		1,725
Preferred stock	5,070		107		4,792		109
Other	805		202		885		248

	63,012		8,434		50,763		8,344
Equities and convertible debentures	47,022		25,830		42,263		18,766
State, municipal and provincial obligations	2,038		—		1,308		—
Derivative contracts	62,267	(2)	54,373	(3)	62,495	(2)	64,001	(3)
Physical commodities	1,006		570		812		120

Total	$238,697		$142,386		$211,804		$132,097

(1)	Includes $6.10 billion and $5.04 billion, as of May 2005 and November 2004, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program.

(2)	Reflected net of cash received pursuant to credit support agreements of $20.46 billion and $18.65 billion as of May 2005 and November 2004, respectively.

(3)	Reflected net of cash paid pursuant to credit support agreements of $16.85 billion and $5.45 billion as of May 2005 and November 2004, respectively.

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

In addition to derivative transactions entered into for trading purposes, the firm enters into derivative contracts to hedge its net investment in non-U.S. operations (see Note 2 for further information regarding the firm’s policy on foreign currency translation) and to manage the interest rate and currency exposure on its long-term borrowings and certain short-term borrowings. To manage exposure on its borrowings, the firm uses derivatives to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. The firm applies fair-value hedge accounting to derivative contracts that hedge the benchmark interest rate (i.e., London Inter-Bank Offer Rate (LIBOR)) on its fixed rate long-term borrowings. The firm also applies cash flow hedge accounting to derivative contracts that hedge changes in interest rates associated with floating rate long-term borrowings at its power plant operations.

Fair values of the firm’s derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net-by-counterparty basis in the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of
	May 2005		November 2004
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$11,241	$13,179	$13,137	$14,578
Swap agreements	35,727	23,079	34,727	30,836
Option contracts	15,299	18,115	14,631	18,587

Total	$62,267	$54,373	$62,495	$64,001

Securitization Activities

The firm securitizes commercial and residential mortgages, home equity loans, government and corporate bonds, and other types of financial assets. The firm acts as underwriter of the beneficial interests that are sold to investors. The firm derecognizes financial assets transferred in securitizations, provided it has relinquished control over such assets. Transferred assets are accounted for at fair value prior to securitization. Net revenues related to these underwriting activities are recognized in connection with the sales of the underlying beneficial interests to investors.

The firm may retain interests in securitized financial assets. Retained interests are accounted for at fair value and included in “Total financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

During the six months ended May 2005 and May 2004, the firm securitized $37.94 billion and $28.63 billion, respectively, of financial assets, including $11.00 billion and $11.03 billion, respectively, of agency mortgage-backed securities. Cash flows received on retained interests and other securitization cash flows were approximately $394 million and $515 million for the six months ended May 2005 and May 2004, respectively.

As of May 2005 and November 2004, the firm held $5.35 billion and $4.33 billion of retained interests, respectively, including $5.02 billion and $4.11 billion, respectively, in QSPEs. The fair value of retained interests valued using quoted market prices in active markets was $606 million and $949 million as of May 2005 and November 2004, respectively.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of $4.74 billion and $3.38 billion, respectively, as of May 2005 and November 2004, of retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of May 2005		As of November 2004
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	Corporate Debt	Mortgage-	Corporate Debt
	Backed	and Other (3)	Backed	and Other (3)
	($ in millions)

Fair value of retained interests	$3,090	$1,653	$1,798	$1,578
Weighted average life (years)	6.6	3.6	4.2	3.7

Annual constant prepayment rate	19.1%	N/A	21.5%	N/A
Impact of 10% adverse change	$(16)	$—	$(6)	$—
Impact of 20% adverse change	(29)	—	(10)	—

Annual credit losses (1)	4.5%	3.4%	4.0%	4.1%
Impact of 10% adverse change (2)	$(9)	$(3)	$(10)	$(1)
Impact of 20% adverse change (2)	(14)	(3)	(14)	(2)

Annual discount rate	7.5%	5.0%	8.5%	4.9%
Impact of 10% adverse change	$(78)	$(17)	$(39)	$(24)
Impact of 20% adverse change	(153)	(30)	(75)	(48)

(1)	Annual percentage credit loss is based only on positions in which expected credit loss is a key assumption in the determination of fair values.

(2)	The impact of adverse change takes into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(3)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs, primarily agency mortgage-backed securities, purchased in connection with secondary market-making activities. These purchased interests approximated $5 billion as of both May 2005 and November 2004.

In connection with the issuance of asset-repackaged notes to investors, the firm had derivative receivables from QSPEs, to which the firm had transferred assets, with a fair value of $113 million and $126 million as of May 2005 and November 2004, respectively. These receivables are collateralized by a first-priority interest in the assets held by each QSPE.

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

The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs where the firm does not hold a majority voting interest:

	As of
	May	November
	2005	2004
	(in millions)

VIE assets (1)	$5,097	$5,197
Maximum exposure to loss	1,597	782

(1)	Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth the total assets in nonconsolidated VIEs in which the firm holds significant variable interests and the firm’s maximum exposure to loss associated with these interests:

		As of May 2005
		Maximum Exposure to Loss
	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)

Mortgage-backed	$7,255	$22	$141	$—	$1,075	$1,238
Asset repackagings and credit-linked notes	11,469	390	—	1,007	405	1,802
Power-related	7,451	—	37	—	983	1,020
Other asset-backed	10,495	13	162	45	771	991

Total	$36,670	$425	$340	$1,052	$3,234	$5,051

		As of November 2004
		Maximum Exposure to Loss
	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)

Mortgage-backed	$9,921	$153	$100	$—	$992	$1,245
Asset repackagings and credit-linked notes	5,138	16	—	341	180	537
Power-related	5,340	—	52	—	571	623
Other asset-backed	8,295	—	177	38	914	1,129

Total	$28,694	$169	$329	$379	$2,657	$3,534

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

The firm obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, derivative transactions, customer margin loans and other secured borrowing activities to finance inventory positions, to meet customer needs and to satisfy settlement requirements. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of May 2005 and November 2004, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $578.40 billion and $511.98 billion, respectively, of which the firm sold or repledged $493.30 billion and $451.79 billion, respectively.

The firm also pledges securities it owns. Counterparties may or may not have the right to sell or repledge the securities. Securities owned and pledged to counterparties that have the right to sell or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $30.78 billion and

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

$27.92 billion as of May 2005 and November 2004, respectively. Securities owned and pledged in connection with repurchase and securities lending agreements to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and were $68.09 billion and $46.86 billion as of May 2005 and November 2004, respectively.

In addition to repurchase and securities lending agreements, the firm also pledges securities and other assets it owns to counterparties that do not have the right to sell or repledge, in order to collateralize secured short-term and long-term borrowings. In connection with these transactions, the firm pledged assets of $26.31 billion and $22.81 billion as collateral as of May 2005 and November 2004, respectively. See Note 4 and Note 5 for further information regarding the firm’s secured short-term and long-term borrowings.

Note 4.	Short-Term Borrowings

The firm obtains secured and unsecured short-term borrowings primarily through issuance of promissory notes, commercial paper and bank loans. As of May 2005 and November 2004, secured short-term borrowings were $8.75 billion and $8.56 billion, respectively. Unsecured short-term borrowings were $45.05 billion and $46.40 billion as of May 2005 and November 2004, respectively. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

Short-term borrowings are set forth below:

	As of
	May	November
	2005	2004
	(in millions)

Promissory notes	$18,192	$19,513
Commercial paper	4,385	4,355
Bank loans and other	13,422	13,474
Current portion of long-term borrowings	17,797	17,617

Total (1)	$53,796	$54,959

(1)	As of May 2005 and November 2004, the weighted average interest rate for short-term borrowings, including commercial paper, was 3.40% and 2.73%, respectively. The weighted average interest rate, after giving effect to hedging activities, was 3.18% and 2.30% as of May 2005 and November 2004, respectively.

Note 5.	Long-Term Borrowings

The firm obtains secured and unsecured long-term borrowings, which consist principally of senior borrowings with maturities extending to 2035. As of May 2005 and November 2004, secured long-term borrowings were $13.44 billion and $12.09 billion, respectively. Unsecured long-term borrowings were $81.69 billion and $68.61 billion as of May 2005 and November 2004, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Long-term borrowings are set forth below:

	As of
	May	November
	2005	2004
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$33,975	$32,078
Non-U.S. dollar	17,322	12,553
Floating rate obligations (2)
U.S. dollar	28,974	26,033
Non-U.S. dollar	14,858	10,032

Total	$95,129	$80,696

(1)	As of both May 2005 and November 2004, interest rates on U.S. dollar fixed rate obligations ranged from 2.85% to 12.00%. As of May 2005 and November 2004, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.08% to 8.88% and from 0.70% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay. Long-term borrowings include nonrecourse debt issued by the following subsidiaries:

	As of
	May	November
	2005	2004
	(in millions)

William Street Funding Corporation	$5,123	$5,144
Variable interest entities	5,368	4,546
Other subsidiaries (1)	2,841	2,364

Total	$13,332	$12,054

(1)	Includes $1.83 billion and $978 million of nonrecourse debt issued by the firm’s consolidated power plant operations as of May 2005 and November 2004, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Long-term borrowings by fiscal maturity date are set forth below:

	As of
	May 2005 (1) (2)			November 2004 (1) (2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2006	$7,147	$1,918	$9,065	$10,691	$2,616	$13,307
2007	9,385	1,103	10,488	7,116	948	8,064
2008	4,548	2,943	7,491	4,626	3,179	7,805
2009	9,350	4,192	13,542	9,061	4,116	13,177
2010-thereafter	32,519	22,024	54,543	26,617	11,726	38,343

Total	$62,949	$32,180	$95,129	$58,111	$22,585	$80,696

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of the firm are reflected at their contractual maturity dates. Certain long-term borrowings that may be redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

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

The effective weighted average interest rates for long-term borrowings, after hedging activities, are set forth below:

	As of
	May		November
	2005		2004
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$2,090	7.85%	$2,383	6.56%
Floating rate obligations	93,039	3.56	78,313	2.48

Total	$95,129	3.65	$80,696	2.60

Deferrable Interest Junior Subordinated Debentures

In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the firm for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from Group Inc. and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of May 2005, the firm held all of the common beneficial interests.

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

Commitments

The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $31.22 billion and $48.32 billion as of May 2005 and November 2004, respectively.

In connection with its lending activities, the firm had outstanding commitments of $36.55 billion and $27.72 billion as of May 2005 and November 2004, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements.

As of May 2005 and November 2004, $11.68 billion and $9.40 billion, respectively, of the firm’s outstanding commitments to extend credit have been issued through the William Street credit extension program. These commitments were primarily issued through William Street Commitment Corporation (Commitment Corp), a consolidated wholly owned subsidiary of Group Inc. Another consolidated wholly owned subsidiary, William Street Funding Corporation (Funding Corp), was formed to raise funding to support the William Street credit extension program. Commitment Corp and Funding Corp are each separate corporate entities, with assets and liabilities that are legally separated from the other assets and liabilities of the firm. Accordingly, the assets of Commitment Corp and of Funding Corp will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp or Funding Corp, except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided to the firm by SMFG. The firm has also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $9.64 billion and $11.15 billion as of May 2005 and November 2004, respectively.

The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

commitments to invest up to $4.20 billion and $1.04 billion in corporate and real estate investment funds as of May 2005 and November 2004, respectively.

The firm had construction-related commitments of $46 million and $107 million as of May 2005 and November 2004, respectively, and other purchase commitments of $493 million and $242 million as of May 2005 and November 2004, respectively.

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, are set forth below:

(in millions)

Minimum rental payments
Remainder of 2005	$187
2006	375
2007	332
2008	312
2009	313
2010-thereafter	1,945

Total	$3,464

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

The firm, in its capacity as an agency lender, occasionally indemnifies securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. In connection with certain asset sales and securitization transactions, the firm guarantees the collection of contractual cash flows. In connection with its merchant banking activities, the firm may issue loan guarantees to

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

secure financing and to obtain preferential terms. In addition, the firm provides letters of credit and other guarantees, on a limited basis, to enable clients to enhance their credit standing and complete transactions.

In connection with the firm’s establishment of the Trust, Group Inc. effectively provided for the full and unconditional guarantee of the beneficial interests in the Trust held by third parties. Timely payment by Group Inc. of interest on the junior subordinated debentures and other amounts due and the performance of its other obligations under the transaction documents will be sufficient to cover payments due by the Trust on its beneficial interests. As a result, management believes that it is unlikely the firm will have to make payments related to the Trust other than those required under the junior subordinated debentures and in connection with certain expenses incurred by the Trust.

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of May 2005 and November 2004:

	As of May 2005
		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying	Remainder	2006-	2008-	2010-
	Value	of 2005	2007	2009	Thereafter	Total
			(in millions)

Derivatives (1)	$9,046	$174,710	$249,649	$178,344	$340,002	$942,705
Securities lending indemnifications (2)	—	17,392	—	—	—	17,392
Guarantees of trust preferred beneficial interest (3)	—	87	349	349	7,025	7,810
Guarantee of the collection of contractual cash flows	6	18	141	30	24	213
Merchant banking fund-related commitments	—	19	55	8	5	87
Letters of credit and other guarantees	90	359	163	9	82	613

(1)	The carrying value of $9.05 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held by the lenders in connection with securities lending indemnifications was $18.06 billion as of May 2005.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust (see Note 5 for further information regarding the Trust).

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of November 2004
		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying		2006-	2008-	2010-
	Value	2005	2007	2009	Thereafter	Total
			(in millions)

Derivatives (1)	$6,752	$269,246	$96,829	$175,910	$349,789	$891,774
Securities lending indemnifications (2)	—	14,737	—	—	—	14,737
Guarantees of trust preferred beneficial interest (3)	—	174	349	349	7,025	7,897
Guarantee of the collection of contractual cash flows	16	47	162	57	20	286
Merchant banking fund- related commitments	—	19	41	—	5	65
Letters of credit and other guarantees	44	93	123	9	80	305

(1)	The carrying value of $6.75 billion excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held by the lenders in connection with securities lending indemnifications was $15.28 billion as of November 2004.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust (see Note 5 for further information regarding the Trust).

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including subcustodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm may agree to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of May 2005 and November 2004.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of May 2005 and November 2004.

Note 7.	Shareholders’ Equity

On June 15, 2005, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.25 per common share to be paid on August 25, 2005, to common shareholders of record on July 26, 2005.

On April 25, 2005, the firm issued 30,000 shares of perpetual Floating Rate Non-Cumulative Preferred Stock, Series A (Series A Preferred Stock), par value $0.01, out of a total of 50,000 shares of Series A Preferred Stock authorized for issuance. Each share of Series A Preferred Stock has a liquidation preference of $25,000 and is represented by 1,000 depositary shares. The Series A Preferred Stock is redeemable at the firm’s option starting on April 25, 2010 at a redemption price equal to $25,000 per share plus declared and unpaid dividends. The redemption value of the Series A Preferred Stock is $750 million. The Series A Preferred Stock has a preference over the firm’s common stock for the payment of dividends (as described in the terms of the Series A Preferred Stock). Any dividends declared on the preferred stock will be payable quarterly in arrears at an annual rate equal to the greater of (i) 0.75% above three-month LIBOR on the related LIBOR determination date or (ii) 3.75%. On June 15, 2005, the Board declared a dividend of $290.58 per share of Series A Preferred Stock (equivalent to $0.29 per depositary share) to be paid on August 10, 2005 to preferred shareholders of record on July 26, 2005.

During the three and six months ended May 2005, the firm repurchased 15.5 million shares and 27.0 million shares of the firm’s common stock, respectively. The average price paid per share for repurchased shares was $108.34 and $107.74 for the three and six months ended May 2005, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, the firm cancelled 1.6 million restricted stock units at an average price of $104.71 per unit during the first half of 2005. On January 25, 2005, the Board authorized the repurchase of an additional 40.0 million shares of common stock pursuant to the firm’s existing share repurchase program. As of May 2005, the remaining share authorization under the firm’s repurchase program was 19.5 million shares.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of May 2005, accumulated other comprehensive loss/income in the condensed consolidated statements of financial condition consisted of a loss of $6 million, net of tax, related to currency translation adjustment and a gain of $4 million, net of tax, related to cash flow hedging activity. As of November 2004, accumulated other comprehensive income consisted of a gain of $11 million, net of tax, related to currency translation adjustment.

Note 8.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004
	(in millions, except per share amounts)

Numerator for basic and diluted EPS — earnings applicable to common shareholders	$865	$1,187	$2,377	$2,480

Denominator for basic EPS — weighted average number of common shares	485.4	487.9	489.8	490.0
Effect of dilutive securities
Restricted stock units	9.2	12.3	8.5	11.7
Stock options	11.6	13.3	12.4	13.6

Dilutive potential common shares	20.8	25.6	20.9	25.3

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	506.2	513.5	510.7	515.3

Basic EPS	$1.78	$2.43	$4.85	$5.06
Diluted EPS	1.71	2.31	4.65	4.81

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004
	(in millions)

Number of antidilutive options, end of period	1	1	1	1

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

As of May 2005 and November 2004, goodwill of $3.09 billion and $3.18 billion, respectively, was included in “Other assets” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of
		May	November
		2005	2004
		(in millions)

Power contracts (1)	Gross carrying amount	$1,063	$—
	Accumulated amortization	(31)	—

	Net carrying amount	$1,032	$—

Customer lists (2)	Gross carrying amount	$1,021	$1,021
	Accumulated amortization	(218)	(193)

	Net carrying amount	$803	$828

New York Stock Exchange (NYSE) specialist rights	Gross carrying amount	$714	$714
	Accumulated amortization	(122)	(107)

	Net carrying amount	$592	$607

Exchange-traded fund (ETF) and option specialist rights	Gross carrying amount	$145	$145
	Accumulated amortization	(26)	(24)

	Net carrying amount	$119	$121

Other (3)	Gross carrying amount	$310	$298
	Accumulated amortization	(185)	(165)

	Net carrying amount	$125	$133

Total	Gross carrying amount	$3,253	$2,178
	Accumulated amortization	(582)	(489)

	Net carrying amount	$2,671	$1,689

(1)	Primarily relates to above-market power contracts acquired in the firm’s combinations with Cogentrix Energy, Inc. and National Energy & Gas Transmission, Inc. (NEGT). The firm completed its purchase price allocation for Cogentrix Energy, Inc. and closed on its acquisition of NEGT during the first quarter of fiscal 2005. The firm recorded purchase price allocation adjustments for NEGT during the second quarter of fiscal 2005. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of the firm’s secured short-term and long-term borrowings.

(2)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists acquired in the firm’s combination with SLK LLC (SLK) and financial counseling customer lists acquired in the firm’s combination with The Ayco Company, L.P.

(3)	Primarily includes technology-related assets acquired in the firm’s combination with SLK.

Identifiable intangible assets are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 17 years. There were no identifiable intangible assets that were considered to be indefinite-lived and, therefore, not subject to amortization.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	May	November
	2005	2004
	(in millions)

Goodwill and identifiable intangible assets (1)	$5,756	$4,871
Property, leasehold improvements and equipment (2)	4,934	4,083
Equity-method investments and joint ventures	2,545	2,447
Income tax related assets	1,736	777
Miscellaneous receivables and other	3,749	2,965

Total	$18,720	$15,143

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(2)	Net of accumulated depreciation and amortization of $4.52 billion and $4.23 billion for May 2005 and November 2004, respectively.

Other Liabilities

Other liabilities and accrued expenses primarily includes compensation and benefits, minority interest in certain consolidated entities, litigation liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	May	November
	2005	2004
	(in millions)

Compensation and benefits	$4,014	$5,571
Minority interest	2,594	1,809
Accrued expenses and other payables	3,778	2,980

Total	$10,386	$10,360

Note 11.	Employee Benefit Plans

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004
	(in millions)

U.S. pension
Service cost	$—	$3	$—	$6
Interest cost	5	5	10	10
Expected return on plan assets	(6)	(6)	(13)	(12)
Net amortization	1	1	3	2

Total	$—	$3	$—	$6

Non-U.S. pension
Service cost	$12	$12	$23	$24
Interest cost	5	4	10	8
Expected return on plan assets	(6)	(5)	(12)	(10)
Net amortization	3	3	6	6
Other (1)	—	—	(17)	—

Total	$14	$14	$10	$28

Postretirement
Service cost	$4	$2	$7	$4
Interest cost	3	3	6	6
Net amortization	1	2	2	4

Total	$8	$7	$15	$14

(1)	Represents a benefit in the first quarter of fiscal 2005 as a result of the termination of a Japanese pension plan.

The firm will contribute a minimum of $5 million to its pension plans and $7 million to its postretirement plans in fiscal 2005.

Note 12.	Regulated Subsidiaries

The firm is regulated by the SEC as a consolidated supervised entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and, accordingly, is subject to minimum capital requirements on a consolidated basis. As of May 2005, the firm was in compliance with the CSE capital requirements.

The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Minimum Net Capital Requirement” as permitted under Rule 15c3-1. As of May 2005, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

May 2005, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

The firm’s principal international regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs (Japan) Ltd (GSJL). GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of May 2005, GSI and GSJL were in compliance with their local capital and adequacy requirements.

Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of May 2005, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months		Six Months
		Ended May		Ended May
		2005	2004	2005	2004
		(in millions)

Investment Banking	Net revenues	$815	$953	$1,708	$1,716
	Operating expenses	718	775	1,505	1,468

	Pre-tax earnings	$97	$178	$203	$248

	Segment assets	$3,205	$4,536	$3,205	$4,536

Trading and Principal Investments	Net revenues	$2,813	$3,627	$7,196	$7,749
	Operating expenses	2,065	2,350	4,794	4,878

	Pre-tax earnings	$748	$1,277	$2,402	$2,871

	Segment assets	$445,541	$301,339	$445,541	$301,339

Asset Management and Securities Services	Net revenues	$1,178	$931	$2,307	$1,974
	Operating expenses	787	641	1,500	1,338

	Pre-tax earnings	$391	$290	$807	$636

	Segment assets	$175,471	$161,302	$175,471	$161,302

Total	Net revenues	$4,806	$5,511	$11,211	$11,439
	Operating expenses (1)	3,562	3,771	7,822	7,770

	Pre-tax earnings	$1,244	$1,740	$3,389	$3,669

	Total assets (2)	$624,472	$467,921	$624,472	$467,921

(1)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $5 million and $26 million for the three months and six months ended May 2004, respectively, and (ii) a change in net provisions for a number of litigation and regulatory proceedings of $(8) million for the three months ended May 2005 and $23 million and $60 million for the six months ended May 2005 and May 2004, respectively.

(2)	Includes certain assets that management believes are not allocable to a particular segment.

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries (the Company) at May 27, 2005, the related condensed consolidated statements of earnings for the three and six months ended May 27, 2005 and May 28, 2004, the condensed consolidated statement of changes in shareholders’ equity for the six months ended May 27, 2005, the condensed consolidated statements of cash flows for the six months ended May 27, 2005 and May 28, 2004, and the condensed consolidated statements of comprehensive income for the three and six months ended May 27, 2005 and May 28, 2004. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
June 21, 2005

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

Unless specifically stated otherwise, all references to May 2005 and May 2004 refer to our fiscal periods ended, or the dates, as the context requires, May 27, 2005 and May 28, 2004, respectively. All references to November 2004, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 26, 2004.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview

Our diluted earnings per common share were $1.71 for the second quarter of 2005, a 26% decrease compared with the same period last year. Annualized return on average tangible common shareholders’ equity was 17.2% (1) and annualized return on average common shareholders’ equity was 13.4%. The decrease in our second quarter results reflected lower net revenues in Trading and Principal Investments and Investment Banking, partially offset by growth in Asset Management and Securities Services. The decrease in Trading and Principal Investments reflected significantly lower net revenues in Principal Investments, as the gain related to our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG) was significantly lower compared with the large gain in the second quarter of 2004. In addition, net revenues in Fixed Income, Currency and Commodities (FICC) were lower compared with the same prior year period. During the second quarter, trading conditions in FICC were less favorable than more recent quarters, as

(1)	Annualized return on average tangible common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. See ‘‘— Results of Operations — Financial Overview’’ below for further information regarding our calculation of annualized return on average tangible common shareholders’ equity.

markets generally lacked direction, credit markets weakened and the U.S. yield curve continued to flatten. Although Equities operated in an environment characterized by generally declining equity prices and continued low market volatility during the quarter, net revenues in Equities were slightly higher compared with the second quarter of 2004. Net revenues in Investment Banking decreased compared with the second quarter of 2004, reflecting lower net revenues in Financial Advisory and equity underwriting, partially offset by higher net revenues in debt underwriting. Asset Management and Securities Services net revenues increased compared with the second quarter of 2004, primarily reflecting continued growth in our prime brokerage business as well as higher assets under management.

Our diluted earnings per common share were $4.65 for the six months ended May 2005, a 3% decrease compared with the same period last year. Annualized return on average tangible common shareholders’ equity was 23.5% (1) and annualized return on average common shareholders’ equity was 18.5%. Our results in the first half of 2005 reflected lower net revenues in Trading and Principal Investments, partially offset by higher net revenues in Asset Management and Securities Services. Net revenues in Investment Banking were essentially unchanged. The decrease in Trading and Principal Investments reflected significantly lower net revenues in Principal Investments, as the gain related to our investment in the convertible preferred stock of SMFG was significantly lower compared with the large gain in the first half of 2004. Net revenues in Equities were slightly lower, primarily reflecting lower net revenues in convertibles and, to a lesser extent, shares, partially offset by higher net revenues in equity derivatives. Net revenues in FICC were essentially unchanged compared with the strong first half of 2004, reflecting higher net revenues in commodities, offset by lower net revenues in interest rate products, currencies and, to a lesser extent, mortgages. Asset Management and Securities Services net revenues increased compared with the first half of 2004, primarily reflecting strong growth in our prime brokerage business, as well as higher assets under management, partially offset by lower incentive fees. Net revenues in Investment Banking reflected higher net revenues in debt underwriting, offset by lower net revenues in equity underwriting and Financial Advisory.

Our operating results in the first half of 2005 continued to reflect generally favorable economic conditions. However, during the second quarter, market conditions for our Trading and Principal Investments businesses were less favorable than the first quarter. The environment in FICC in the first quarter was characterized by strong customer-driven activity, volatile commodity markets and narrow credit spreads, but conditions became less favorable in the second quarter, as markets generally lacked direction, credit markets weakened and the U.S. yield curve continued to flatten. Conditions were also less favorable in the equity markets in the second quarter, as equity prices generally declined and volatility levels remained low. In Investment Banking, although our debt underwriting results were strong during the first half of 2005, our Financial Advisory and equity underwriting businesses were impacted by declines in completed mergers and acquisitions and equity underwriting volumes. In Asset Management and Securities Services, we continued to see strong client activity throughout the first half of 2005, as reflected by the growth in our prime brokerage business and growth in our assets under management. With respect to the regulatory environment, financial services firms continued to be under intense scrutiny, with the volume and amount of claims against financial institutions and other related costs remaining significant. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high.

Though our operating results were strong in the first half of 2005, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of

(1)	Annualized return on average tangible common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. See ‘‘— Results of Operations — Financial Overview’’ below for further information regarding our calculation of annualized return on average tangible common shareholders’ equity.

these trends and other factors affecting our businesses, see “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form 10-K.

Business Environment

Early in our second fiscal quarter, concerns about the global economic outlook increased as economic data released in March suggested a possible slowdown, particularly in the U.S. These concerns contributed to uncertainty in the capital markets, as reflected in the global equity markets, which generally declined in March. Later in the quarter, although conditions in the U.S. appeared to improve, the major global equity markets generally remained lower. In the fixed income markets, trading conditions became more challenging than in recent quarters, as the U.S. yield curve continued to flatten and corporate credit spreads widened, before generally reversing direction near the end of our fiscal quarter. In addition, corporate activity, as measured by industry-wide announced mergers and acquisitions and equity and equity-related underwriting volumes, declined during the quarter.

In the United States, the pace of economic growth appeared to slow during our fiscal quarter, as industrial production and capital expenditures softened, particularly in March. Despite these factors, measures of core inflation remained firm, reflecting the pass-through of earlier commodity price pressures and an increase in unit labor cost inflation. As a result, the U.S. Federal Reserve continued to raise its federal funds rate target during the quarter, increasing the benchmark rate by 50 basis points to 3.00%. However, long-term yields declined during the quarter (after increasing in March), as the 10-year U.S. Treasury note yield ended the quarter at 4.08%. The Dow Jones Industrial Average and the S&P 500 Index declined 3% and 1%, respectively, while the NASDAQ Composite Index increased 1%.

In Europe, economic growth weakened further, as domestic demand and industrial production remained soft. In addition, the weak labor market continued to weigh on consumer confidence and spending. The European Central Bank left rates unchanged during the quarter. The U.K. economy showed continued growth, albeit at a more moderate pace as compared with the prior quarter. The Bank of England also left interest rates unchanged during the quarter. Despite modest economic growth, continental European equity markets ended the quarter slightly higher, while the FTSE 100 Index was essentially unchanged. Long-term yields in both continental Europe and the U.K. declined during the quarter.

In Japan, the economy continued to improve, although at a slower pace than the first quarter, as stronger industrial production, a recovery in the labor market and an improvement in consumption led to growth in domestic demand. Despite this improvement, the Nikkei 225 Index declined 4% during the quarter, reflecting, in part, concerns about the global economic outlook. Economic growth in China remained steady, supported by solid domestic demand and export growth. In the rest of Asia, certain economies were negatively impacted by slowing exports to China. These concerns affected regional equity markets, including Hong Kong, Korea, and Taiwan, all of which declined during the quarter.

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

In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:

Financial Instruments by Category
 (in millions)

	As of May 2005				As of November 2004
	Financial		Financial Instruments		Financial		Financial Instruments
	Instruments		Sold, But Not Yet		Instruments		Sold, But Not Yet
	Owned, At		Purchased, At		Owned, At		Purchased, At
	Fair Value		Fair Value		Fair Value		Fair Value

Cash trading instruments	$169,936		$87,147		$143,376		$68,096
Derivative contracts	62,267		54,373		62,495		64,001
Principal investments	4,847	(1)	866	(2)	4,654	(1)	—

Total	$237,050		$142,386		$210,525		$132,097

(1)	Excludes assets of $1.65 billion and $1.28 billion in consolidated employee-owned merchant banking funds as of May 2005 and November 2004, respectively.

(2)	Represents an economic hedge on the majority of the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. For a further discussion of our investment in SMFG, see “— Principal Investments” below.

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

The following table sets forth the valuation of our cash trading instruments by level of price transparency:

Cash Trading Instruments by Price Transparency
 (in millions)

	As of May 2005		As of November 2004
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$153,753	$86,963	$130,908	$67,948
Little or no price transparency	16,183	184	12,468	148

Total	$169,936	$87,147	$143,376	$68,096

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

Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:

Derivative Assets and Liabilities
 (in millions)

	As of May 2005				As of November 2004
	Assets		Liabilities		Assets		Liabilities

Exchange-traded derivatives	$6,695		$6,069		$5,464		$5,905
OTC derivatives	55,572		48,304		57,031		58,096

Total (1)	$62,267	(2)	$54,373	(3)	$62,495	(2)	$64,001	(3)

(1)	The fair values of our derivative assets and liabilities include cash we have paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements) and may change significantly from period to period based on, among other factors, changes in our trading positions and market movements.

(2)	Reflected net of cash received pursuant to credit support agreements of $20.46 billion and $18.65 billion as of May 2005 and November 2004, respectively.

(3)	Reflected net of cash paid pursuant to credit support agreements of $16.85 billion and $5.45 billion as of May 2005 and November 2004, respectively.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
 (in millions)

	As of May 2005
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,173	$612	$5,658	$5,528	$13,247	$27,218
Currencies	5,363	1,001	2,198	1,776	946	11,284
Commodities	2,170	2,794	5,804	1,311	145	12,224
Equities	1,609	833	1,317	971	116	4,846

Total	$11,315	$5,240	$14,977	$9,586	$14,454	$55,572

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,670	$702	$6,028	$4,926	$5,115	$18,441
Currencies	5,321	1,411	3,085	486	1,075	11,378
Commodities	2,598	3,126	5,446	1,583	160	12,913
Equities	1,476	940	1,231	1,650	275	5,572

Total	$11,065	$6,179	$15,790	$8,645	$6,625	$48,304

	As of November 2004
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,475	$451	$5,682	$4,250	$12,743	$24,601
Currencies	9,570	1,499	3,670	2,320	1,198	18,257
Commodities	2,943	1,164	5,581	1,108	160	10,956
Equities	1,311	813	457	634	2	3,217

Total	$15,299	$3,927	$15,390	$8,312	$14,103	$57,031

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,854	$789	$7,366	$7,136	$5,658	$22,803
Currencies	9,577	1,580	4,456	2,755	1,184	19,552
Commodities	3,791	1,425	4,522	814	107	10,659
Equities	1,409	1,304	1,114	1,084	171	5,082

Total	$16,631	$5,098	$17,458	$11,789	$7,120	$58,096

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

The following table sets forth the carrying value of our principal investments portfolio:

Principal Investments
 (in millions)

	As of May 2005				As of November 2004
	Corporate	Real Estate	Total		Corporate	Real Estate	Total

Private	$1,195	$692	$1,887		$935	$769	$1,704
Public	298	25	323		343	51	394

Subtotal (1)	1,493	717	2,210		1,278	820	2,098
SMFG convertible preferred stock (2)	2,637	—	2,637	(3)	2,556	—	2,556

Total	$4,130	$717	$4,847		$3,834	$820	$4,654

(1)	Excludes assets of $1.65 billion and $1.28 billion in consolidated employee-owned merchant banking funds as of May 2005 and November 2004, respectively.

(2)	The fair value of our Japanese yen-denominated investment in SMFG convertible preferred stock includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar carrying value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(3)	Excludes an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. As of May 27, 2005, the fair value of this hedge was $866 million and is reflected in “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition. For a further discussion of the restrictions on our ability to hedge or sell the common stock underlying our investment in SMFG, see below.

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

Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity and downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear. During the second quarter, the fair value of our investment (excluding the economic hedge on unrestricted shares of common stock underlying our investment) was essentially unchanged (expressed in Japanese yen). This primarily reflects the impact of the passage of time in respect of the transfer restrictions on the underlying common stock, offset by a decrease in the SMFG common stock price.

Our convertible preferred investment is generally nontransferable. Restrictions on our ability to hedge or sell one-third of the common stock underlying our investment in SMFG lapsed in February 2005. As of May 27, 2005, we had hedged a majority of these unrestricted shares. Restrictions on our ability to hedge or sell the remaining shares of common stock underlying our investment in SMFG will lapse in equal installments on February 7, 2006 and February 7, 2007. The current conversion price of our SMFG preferred stock into shares of SMFG common stock is ¥322,300, but this price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥106,300).

Controls Over Valuation of Financial Instruments. Proper controls, independent of the trading and principal investing functions, are fundamental to ensuring that our financial instruments are appropriately and consistently valued and that fair value measurements are reliable. This is particularly important in valuing instruments with lower levels of price transparency.

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading functions, is responsible for the oversight of control and valuation policies and procedures and reporting the results of such work to the Audit Committee. We seek to maintain the necessary resources, with the appropriate experience and training, to ensure that control and independent price verification functions are performed to the highest standards. In addition, we employ procedures for the approval of new transaction types and markets, independent price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. More specifically, as it relates to cash trading instruments with little or no price transparency, we employ, where possible, procedures that include comparisons to similar observable positions, analysis of actual to projected cash flows, comparisons to subsequent sales and discussions with senior business leaders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of the Annual Report on Form 10-K for a further discussion on how we manage the risks inherent in our trading and principal investing businesses.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
 (in millions)

	As of
	May	November
	2005	2004

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125

Trading and Principal Investments
FICC (1)	38	135
Equities (2)	2,382	2,382
Principal Investments	—	—

Asset Management and Securities Services
Asset Management (3)	423	423
Securities Services	117	117

Total (1)	$3,085	$3,182

(1)	The decline in goodwill from November 2004 to May 2005 primarily reflects the sale of SLK’s fixed income business in January 2005.

(2)	Primarily related to our combinations with SLK and The Hull Group.

(3)	Primarily related to our combination with The Ayco Company, L.P. (Ayco).

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
 ($ in millions)

	As of May 2005		As of November 2004
		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Power contracts (1)	$1,032	2 – 33	$—
Customer lists (2)	803	6 – 19	828
New York Stock Exchange (NYSE) specialist rights	592	22 – 25	607
Exchange-traded fund (ETF) and option specialist rights	119	22	121
Other (3)	125	2 – 7	133

Total	$2,671		$1,689

(1)	Primarily relates to above-market power contracts acquired in our combinations with Cogentrix Energy, Inc. (Cogentrix) and National Energy & Gas Transmission, Inc. (NEGT). We completed our purchase price allocation for Cogentrix and closed on our acquisition of NEGT during the first quarter of fiscal 2005. We recorded purchase price allocation adjustments for NEGT during the second quarter of fiscal 2005. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of our secured short-term and long-term borrowings.

(2)	Primarily includes our clearance and execution and NASDAQ customer lists acquired in our combination with SLK and financial counseling customer lists acquired in our combination with Ayco.

(3)	Primarily includes technology-related assets acquired in our combination with SLK.

A prolonged period of weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets. In addition, certain events could indicate a potential impairment of the associated identifiable intangible assets, including, among other events, an announced restructuring by the NYSE or any other exchange that could adversely affect our specialist rights, an adverse action or assessment by a regulator, a default event under a power contract, or physical damage or other adverse events impacting the underlying power generation facilities.

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case, our experience and the experience of others in similar cases, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended February 25, 2005 and in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
 ($ in millions, except per share amounts)

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004

Net revenues	$4,806	$5,511	$11,211	$11,439
Pre-tax earnings	1,244	1,740	3,389	3,669
Net earnings	865	1,187	2,377	2,480
Net earnings applicable to common shareholders	865	1,187	2,377	2,480
Diluted earnings per common share	1.71	2.31	4.65	4.81
Annualized return on average common shareholders’ equity (1)	13.4%	20.9%	18.5%	22.2%
Annualized return on average tangible common shareholders’ equity (2)	17.2%	26.7%	23.5%	28.5%

(1)	Annualized return on average common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock less goodwill and identifiable intangible assets. We believe that annualized return on average tangible common shareholders’ equity is a meaningful measure of performance because it excludes the portion of our common shareholders’ equity attributable to goodwill and identifiable intangible assets. As a result, this calculation measures corporate performance in a manner that treats underlying businesses consistently, whether they were acquired or developed internally. Annualized return on average tangible common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity.

The following table sets forth the reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004
	(in millions)

Total shareholders’ equity	$26,226	$22,703	$25,967	$22,351
Deduct: Preferred stock	(375)	—	(214)	—

Common shareholders’ equity	25,851	22,703	25,753	22,351
Deduct: Goodwill and identifiable intangible assets	(5,685)	(4,932)	(5,482)	(4,949)

Tangible common shareholders’ equity	$20,166	$17,771	$20,271	$17,402

Net Revenues

Three Months Ended May 2005 versus May 2004. Our net revenues were $4.81 billion in the second quarter of 2005, a decrease of 13% compared with the second quarter of 2004, reflecting lower net revenues in Trading and Principal Investments and Investment Banking, partially offset by growth in Asset Management and Securities Services. The decrease in Trading and Principal Investments reflected significantly lower net revenues in Principal Investments, as the gain related to our investment in the convertible preferred stock of SMFG was significantly lower compared with the large gain in the second quarter of 2004. In addition, net revenues in FICC were lower compared with the same prior year period. During the second quarter, trading conditions in FICC were less favorable than more recent quarters, as markets generally lacked direction, credit markets weakened and the U.S. yield curve continued to flatten. Although Equities operated in an environment characterized by generally declining equity prices and continued low market volatility during the quarter, net revenues in Equities were slightly higher compared with the second quarter of 2004. Net revenues in Investment Banking decreased compared with the second quarter of 2004, reflecting lower net revenues in Financial Advisory and equity underwriting, partially offset by higher net revenues in debt underwriting. Asset Management and Securities Services net revenues increased compared with the second quarter of 2004, primarily reflecting continued growth in our prime brokerage business as well as higher assets under management.

Six Months Ended May 2005 versus May 2004. Our net revenues were $11.21 billion in the first half of 2005, a decrease of 2% compared with the same period last year, reflecting lower net revenues in Trading and Principal Investments, partially offset by higher net revenues in Asset Management and Securities Services. Net revenues in Investment Banking were essentially unchanged. The decrease in Trading and Principal Investments reflected significantly lower net revenues in Principal Investments, as the gain related to our investment in the convertible preferred stock of SMFG was significantly lower compared with the large gain in the first half of 2004. Net revenues in Equities were slightly lower, primarily reflecting lower net revenues in convertibles and, to a lesser extent, shares, partially offset by higher net revenues in equity derivatives. Net revenues in FICC were essentially unchanged compared with the strong first half of 2004, reflecting higher net revenues in commodities offset by lower net revenues in interest rate products, currencies and, to a lesser extent, mortgages. Asset Management and Securities Services net revenues increased compared with the first half of 2004, primarily reflecting strong growth in our prime brokerage business, as well as higher assets under management, partially offset by lower incentive fees. Net revenues in Investment Banking reflected higher net revenues in debt underwriting, offset by lower net revenues in equity underwriting and Financial Advisory.

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

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
 ($ in millions)

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004

Compensation and benefits (1)	$2,403	$2,771	$5,606	$5,766
Brokerage, clearing and exchange fees	274	252	526	485
Market development	94	76	176	138
Communications and technology	123	120	241	232
Depreciation and amortization	128	121	246	256
Amortization of identifiable intangible assets	31	31	62	63
Occupancy	186	156	334	326
Professional fees	109	85	205	146
Other expenses	214	159	426	358

Total non-compensation expenses	1,159	1,000	2,216	2,004

Total operating expenses	$3,562	$3,771	$7,822	$7,770

Employees at period end (2) (3)	20,888	19,533

(1)	Includes the amortization of employee initial public offering and acquisition awards of $5 million and $15 million for the three months ended May 2005 and May 2004, respectively, and $11 million and $46 million for the six months ended May 2005 and May 2004, respectively.

(2)	Excludes 1,130 and 1,037 employees as of May 2005 and May 2004, respectively, of Goldman Sachs’ consolidated property management and loan servicing subsidiaries. Compensation and benefits includes $41 million and $36 million for the three months ended May 2005 and May 2004, respectively, attributable to these subsidiaries, the majority of which is reimbursed to Goldman Sachs by the investment funds for which these companies manage properties and perform loan servicing. Such reimbursements are recorded in net revenues.

(3)	Excludes 6,626 and 284 employees as of May 2005 and May 2004, respectively, of consolidated entities held for investment purposes. Compensation and benefits includes $17 million and $3 million for the three months ended May 2005 and May 2004, respectively, attributable to these consolidated entities. Consolidated entities held for investment purposes include entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities which are not closely related to our principal businesses.

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and the remaining non-compensation expenses by line item:

Non-Compensation Expenses
 (in millions)

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004

Non-compensation expenses of consolidated investments (1)	$49	$2	$64	$8

Non-compensation expenses excluding consolidated investments
Brokerage, clearing and exchange fees	274	252	526	485
Market development	90	76	172	138
Communications and technology	123	120	241	232
Depreciation and amortization	124	121	240	256
Amortization of identifiable intangible assets	31	31	62	63
Occupancy	174	156	322	326
Professional fees	108	85	204	146
Other expenses	186	157	385	350

Subtotal	1,110	998	2,152	1,996

Total non-compensation expenses, as reported	$1,159	$1,000	$2,216	$2,004

(1)	Consolidated entities held for investment purposes include entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities which are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets such as golf courses and hotels in Asia, but exclude investments in entities which primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses for our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

Three Months Ended May 2005 versus May 2004. Operating expenses were $3.56 billion, 6% lower than the second quarter of 2004. Compensation and benefits expenses were $2.40 billion, 13% lower than the second quarter of 2004, commensurate with lower net revenues. The ratio of compensation and benefits to net revenues was 50.0% for the quarter, consistent with last year’s second quarter. (1) Employment levels were essentially unchanged during the quarter.

Non-compensation expenses were $1.16 billion, 16% higher than the second quarter of 2004. Other expenses increased primarily due to higher expenses of consolidated entities held for investment purposes and higher levels of business activity. Occupancy expenses were higher and included $16 million of real estate exit costs associated with the relocation of office space. Professional fees were higher reflecting increased consulting and legal fees. Brokerage, clearing and exchange fees increased, reflecting higher transaction volumes in certain of our businesses. Market development costs also increased, primarily due to higher levels of business activity. Excluding non-compensation expenses related to consolidated entities held for investment purposes, non-compensation expenses were 11% higher than the second quarter of 2004. See “— Capital and Funding — Contractual Obligations and Contingent Commitments” below for a discussion of our excess office space.

(1)	For the three and six months ended May 2004, the ratio of compensation and benefits to net revenues, including the amortization of employee initial public offering and acquisition awards, was 50.3% and 50.4%, respectively.

Six Months Ended May 2005 versus May 2004. Operating expenses were $7.82 billion for the first half of 2005, a 1% increase from the same period last year. Compensation and benefits expenses were $5.61 billion, a 3% decrease from the same period last year, commensurate with lower net revenues. The ratio of compensation and benefits to net revenues was 50.0% for the six months ended May 2005, consistent with the same period last year. (1)

Non-compensation expenses were $2.22 billion, 11% higher than the first half of 2004. Other expenses included net provisions for litigation and regulatory proceedings of $23 million for the first half of 2005 compared with $60 million for the same period last year. Excluding these provisions, other expenses increased $105 million, primarily due to higher levels of business activity and higher expenses of consolidated entities held for investment purposes. Professional fees also increased, primarily reflecting higher consulting and legal fees. Brokerage, clearing and exchange fees and market development costs were also higher, primarily reflecting higher levels of business activity. Excluding non-compensation expenses related to consolidated entities held for investment purposes, non-compensation expenses were 8% higher than the first half of 2004.

Provision for Taxes

The provision for taxes for the three and six months ended May 2005 was $379 million and $1.01 billion, respectively. The effective income tax rate for the first half of 2005 was 29.9%, up from 29.5% for the first quarter of 2005. Excluding the impact of audit settlements in 2005, the effective income tax rate for the first half of 2005 would have been 33.1%, down from 33.3% for the first quarter of 2005 and up from 31.8% for fiscal year 2004. The increase in the effective tax rate for the first half of 2005 compared with fiscal year 2004 was primarily due to lower tax credits and increased state and local taxes in 2005.

(1)	For the three and six months ended May 2004, the ratio of compensation and benefits to net revenues, including the amortization of employee initial public offering and acquisition awards, was 50.3% and 50.4%, respectively.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
 (in millions)

		Three Months		Six Months
		Ended May		Ended May
		2005	2004	2005	2004

Investment	Net revenues	$815	$953	$1,708	$1,716
Banking	Operating expenses	718	775	1,505	1,468

	Pre-tax earnings	$97	$178	$203	$248

Trading and Principal	Net revenues	$2,813	$3,627	$7,196	$7,749
Investments	Operating expenses	2,065	2,350	4,794	4,878

	Pre-tax earnings	$748	$1,277	$2,402	$2,871

Asset Management and	Net revenues	$1,178	$931	$2,307	$1,974
Securities Services	Operating expenses	787	641	1,500	1,338

	Pre-tax earnings	$391	$290	$807	$636

Total	Net revenues	$4,806	$5,511	$11,211	$11,439
	Operating expenses (1)	3,562	3,771	7,822	7,770

	Pre-tax earnings	$1,244	$1,740	$3,389	$3,669

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $5 million and $26 million for the three and six months ended May 2004, respectively, and (ii) a change in net provisions for a number of litigation and regulatory proceedings of $(8) million for the three months ended May 2005, and $23 million and $60 million for the six months ended May 2005 and May 2004, respectively.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of equity, equity-related and debt instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
 (in millions)

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004

Financial Advisory	$386	$513	$800	$872
Equity underwriting	114	213	300	432
Debt underwriting	315	227	608	412

Total Underwriting	429	440	908	844

Total net revenues	815	953	1,708	1,716
Operating expenses	718	775	1,505	1,468

Pre-tax earnings	$97	$178	$203	$248

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
 (in billions)

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004

Announced mergers and acquisitions	$137	$99	$407	$229
Completed mergers and acquisitions	100	165	214	253
Equity and equity-related offerings (2)	9	17	20	30
Debt offerings (3)	56	58	130	125

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings and convertible offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended May 2005 versus May 2004. Net revenues in Investment Banking of $815 million for the second quarter of 2005 decreased 14% compared with the second quarter of 2004. Net revenues in Financial Advisory of $386 million decreased 25% compared with the second quarter of 2004, reflecting a decrease in completed mergers and acquisitions. Net revenues in our Underwriting business of $429 million decreased 3% compared with the second quarter of 2004, reflecting lower net revenues in equity underwriting, primarily due to a decrease in industry-wide equity and equity-related offerings, partially offset by higher net revenues in debt underwriting, primarily due to an increase in bank loan and mortgage activity. Our investment banking backlog increased during the quarter.  (1)

Operating expenses of $718 million decreased 7% compared with the second quarter of 2004, primarily due to decreased compensation and benefits expenses resulting from a lower accrual of discretionary compensation. Pre-tax earnings of $97 million decreased 46% compared with the second quarter of 2004.

(1)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Six Months Ended May 2005 versus May 2004. Net revenues in Investment Banking of $1.71 billion for the first half of 2005 were essentially unchanged compared with the same period last year. Net revenues in Financial Advisory of $800 million decreased 8% compared with the same period last year, reflecting a decrease in completed mergers and acquisitions. Net revenues in our Underwriting business of $908 million increased 8% compared with the same period last year, reflecting higher net revenues in debt underwriting, due to an increase in bank loan and mortgage activity, partially offset by lower net revenues in equity underwriting (particularly in convertible offerings), reflecting a decrease in industry-wide equity and equity-related offerings.

Operating expenses of $1.51 billion for the first half of 2005 increased 3% compared with the same period last year, primarily due to increased other expenses driven by higher levels of business activity. In addition, market development costs increased, primarily reflecting higher levels of business activity, and professional fees were higher, primarily due to increased consulting fees. These increases were partially offset by lower compensation and benefits expenses, primarily resulting from a lower accrual of discretionary compensation. Pre-tax earnings of $203 million decreased 18% compared with the same period last year.

Trading and Principal Investments

Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-backed securities and loans, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading.

•	Equities. We make markets in, act as a specialist for, and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading. We also execute and clear customer transactions on major stock, options and futures exchanges worldwide.

•	Principal Investments. Principal Investments primarily represents net revenues from our merchant banking investments, including the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (merchant banking overrides), as well as gains or losses related to our investment in the convertible preferred stock of SMFG.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
 (in millions)

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004

FICC	$1,519	$1,892	$4,008	$3,995

Equities trading	372	351	1,201	1,297
Equities commissions	733	727	1,454	1,441

Total Equities	1,105	1,078	2,655	2,738

SMFG	73	561	254	762
Gross gains	157	177	334	440
Gross losses	(50)	(112)	(79)	(273)

Net other corporate and real estate investments	107	65	255	167
Overrides	9	31	24	87

Total Principal Investments	189	657	533	1,016

Total net revenues	2,813	3,627	7,196	7,749
Operating expenses	2,065	2,350	4,794	4,878

Pre-tax earnings	$748	$1,277	$2,402	$2,871

Three Months Ended May 2005 versus May 2004. Net revenues in Trading and Principal Investments of $2.81 billion for the second quarter of 2005 decreased 22% compared with the second quarter of 2004. Net revenues in FICC of $1.52 billion decreased 20% compared with the second quarter of 2004, primarily due to lower net revenues in credit products, interest rate products and commodities. In addition, mortgages performed well, although net revenues were lower compared with the second quarter of 2004, while net revenues in currencies improved. During the second quarter, trading conditions were less favorable than more recent quarters, as markets generally lacked direction. In addition, credit markets weakened and the U.S. yield curve continued to flatten. Net revenues in Equities of $1.11 billion increased 3% compared with the second quarter of 2004, primarily reflecting higher net revenues in our principal strategies business, partially offset by lower net revenues in our customer franchise businesses, particularly in convertibles. During the quarter, the business operated in an environment characterized by generally lower equity prices and continued low market volatility. Principal Investments recorded net revenues of $189 million, primarily due to $107 million in gains from corporate and real estate principal investments and a $73 million gain related to our investment in the convertible preferred stock of SMFG.

Operating expenses of $2.07 billion decreased 12% compared with the second quarter of 2004, primarily due to decreased compensation and benefits expenses resulting from a lower accrual of discretionary compensation. This decrease was partially offset by higher other expenses, primarily reflecting higher expenses of consolidated entities held for investment purposes and increased levels of business activity. In addition, brokerage, clearing and exchange fees increased primarily due to higher transaction volumes in certain of our businesses, and occupancy expenses were higher. Professional fees also increased, primarily due to higher consulting fees. Excluding operating expenses related to consolidated entities held for investment purposes, operating expenses were 15% lower than the second quarter of 2004. Pre-tax earnings of $748 million decreased 41% compared with the second quarter of 2004.

Six Months Ended May 2005 versus May 2004. Net revenues in Trading and Principal Investments of $7.20 billion for the first half of 2005 decreased 7% compared with the same period last year. Net revenues in FICC of $4.01 billion were essentially unchanged compared with the strong first half of 2004. Higher net revenues in commodities were offset by lower net revenues in interest rate products, currencies and, to a lesser extent, mortgages. Net revenues in credit products were essentially unchanged compared with the first half of 2004. The environment for FICC during the first quarter was generally favorable, reflecting strong customer-driven activity, volatile commodity markets and narrow credit spreads; however, conditions became less favorable in the second quarter as markets generally lacked direction, the U.S. yield curve continued to flatten and credit markets weakened, although credit spreads tightened towards the end of the quarter. Net revenues in Equities of $2.66 billion for the first half of 2005 decreased 3% compared with the same period last year, primarily reflecting lower net revenues in convertibles and, to a lesser extent, shares, partially offset by higher net revenues in equity derivatives. Principal strategies performed well as net revenues were essentially unchanged compared with the first half of 2004. During the first half of the year, the business operated in an environment characterized by low market volatility. In addition, equity prices were generally higher in the first quarter but lower in the second quarter. Principal Investments recorded net revenues of $533 million, primarily due to $255 million in gains from corporate and real estate principal investments and a $254 million gain related to our investment in the convertible preferred stock of SMFG.

Operating expenses of $4.79 billion for the first half of 2005 decreased 2% compared with the same period last year, primarily due to decreased compensation and benefits expenses resulting from a lower accrual of discretionary compensation. This decrease was partially offset by higher other expenses, primarily reflecting higher expenses of consolidated entities held for investment purposes and increased levels of business activity. In addition, brokerage, clearing and exchange fees were higher primarily reflecting increased transaction volumes in certain of our businesses, and professional fees increased, primarily due to increased consulting and legal fees. Market development costs also increased, driven by higher levels of business activity. Excluding operating expenses related to consolidated entities held for investment purposes, operating expenses were 3% lower than the first half of 2004. Pre-tax earnings of $2.40 billion decreased 16% compared with the same period last year.

Asset Management and Securities Services

Our Asset Management and Securities Services segment is divided into two components:

•	Asset Management. Asset Management provides investment advisory and financial planning services to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees.

•	Securities Services. Securities Services provides prime brokerage, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
 (in millions)

	Three Months		Six Months
	Ended May		Ended May
	2005	2004	2005	2004

Asset Management	$689	$601	$1,438	$1,362
Securities Services	489	330	869	612

Total net revenues	1,178	931	2,307	1,974
Operating expenses	787	641	1,500	1,338

Pre-tax earnings	$391	$290	$807	$636

Assets under management typically generate fees as a percentage of asset value or based on investment performance. Assets under management include our mutual funds, alternative investment funds, separately managed accounts for institutional and individual investors and our merchant banking funds. Substantially all assets under management are valued as of calendar month end.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
 (in billions)

	As of		As of
	May 31,		November 30,
	2005	2004	2004	2003

Money markets	$98	$92	$90	$89
Fixed income and currency	153	123	139	115
Equity (1)	135	114	126	98
Alternative investments (2)	104	86	97	71

Total	$490	$415	$452	$373

(1)	Includes both our fundamental equity and quantitative equity strategies.

(2)	Includes other quantitative and/or non-traditional investment strategies (e.g., hedge funds), merchant banking funds and vehicles where we contract with subadvisors for our clients.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
 (in billions)

	Three Months		Six Months
	Ended		Ended
	May 31,		May 31,
	2005	2004	2005	2004

Balance, beginning of period	$482	$412	$452	$373

Net asset inflows/(outflows)
Money markets	(1)	(1)	8	3
Fixed income and currency	6	2	12	5
Equity	2	3	10	10
Alternative investments	3	5	7	15

Total net asset inflows/(outflows)	10	9	37	33

Net market appreciation/(depreciation)	(2)	(6)	1	9

Balance, end of period	$490	$415	$490	$415

Three Months Ended May 2005 versus May 2004. Net revenues in Asset Management and Securities Services of $1.18 billion for the second quarter of 2005 increased 27% compared with the second quarter of 2004. Asset Management net revenues of $689 million increased 15% compared with the second quarter of 2004, reflecting higher management fees, driven by growth in assets under management, partially offset by lower incentive fees. During the quarter, assets under management increased 2%, reflecting net asset inflows of $10 billion, primarily in fixed income, alternative investment and equity assets, partially offset by market depreciation of $2 billion, primarily in equity assets. Securities Services net revenues of $489 million increased 48% compared with the second quarter of 2004, as our prime brokerage business continued to perform well, reflecting higher global customer balances in securities lending and margin lending as well as higher activity levels in Europe.

Operating expenses of $787 million increased 23% compared with the second quarter of 2004, primarily due to increased compensation and benefits expenses. Pre-tax earnings of $391 million increased 35% compared with the second quarter of 2004.

Six Months Ended May 2005 versus May 2004. Net revenues in Asset Management and Securities Services of $2.31 billion for the first half of 2005 increased 17% compared with the same period last year. Asset Management net revenues of $1.44 billion increased 6% compared with the same period last year, reflecting significantly higher management fees, driven by growth in assets under management, partially offset by lower incentive fees. During the first half of 2005, assets under management increased 8% to $490 billion, reflecting net asset inflows of $37 billion across all asset classes, as well as market appreciation of $1 billion. Securities Services net revenues of $869 million increased 42% compared with the same period last year, as our prime brokerage business performed well, reflecting higher global customer balances in securities lending and margin lending as well as higher activity levels in Europe during the second quarter of 2005.

Operating expenses of $1.50 billion for the first half of 2005 increased 12% compared with the same period last year, primarily due to increased compensation and benefits expenses. Pre-tax earnings of $807 million increased 27% compared with the same period last year.

Capital and Funding

Capital

The amount of capital we hold is principally determined by regulatory capital requirements, rating agency guidelines, subsidiary capital requirements and our overall risk profile, which is largely driven by the size and composition of our trading and investment positions. Goldman Sachs’ total capital (total shareholders’ equity and long-term borrowings) increased 15% to $121.53 billion as of May 2005 compared with $105.78 billion as of November 2004. See “— Liquidity Risk — Cash Flows” below for a discussion of how we deployed capital raised as part of our financing activities.

The increase in total capital resulted primarily from an increase in long-term borrowings to $95.13 billion as of May 2005 from $80.70 billion as of November 2004. The weighted average maturity of our long-term borrowings as of May 2005 was approximately 7 years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

Over the past several years, our ratio of long-term borrowings to total shareholders’ equity has been increasing. The growth in our long-term borrowings has been driven primarily by (i) our ability to replace a portion of our short-term borrowings with long-term borrowings and pre-fund near-term refinancing requirements, in light of the favorable debt financing environment, and (ii) the need to increase total capital in response to opportunities in our trading and investing businesses.

Total shareholders’ equity increased by 5% to $26.40 billion (common equity of $25.65 billion and preferred stock of $750 million) as of May 2005 from $25.08 billion as of November 2004. On April 25, 2005, Goldman Sachs issued 30,000 shares of perpetual Floating Rate Non-Cumulative Preferred Stock, Series A (Series A Preferred Stock), par value of $0.01, out of a total of 50,000 shares of Series A Preferred Stock authorized for issuance. Each share of Series A Preferred Stock has a liquidation preference of $25,000 and is represented by 1,000 depositary shares. The Series A Preferred Stock is redeemable at our option starting on April 25, 2010 at a redemption price equal to $25,000 per share plus declared and unpaid dividends. The redemption value of the Series A Preferred Stock is $750 million. The Series A Preferred Stock has a preference over our common stock for the payment of dividends (as described in the terms of the Series A Preferred Stock).

During the three and six months ended May 2005, we repurchased 15.5 million shares and 27.0 million shares of our common stock, respectively. The average price paid per share for repurchased shares was $108.34 and $107.74 for the second quarter and the first six months of 2005, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, we cancelled 1.6 million restricted stock units at an average price of $104.71 per unit during the first half of 2005.

Our repurchase program is intended to substantially offset increases in share count over time resulting from employee equity-based compensation and to help maintain our total shareholders’ equity at appropriate levels. The repurchase program has been effected primarily through regular open-market purchases, the sizes of which have been and will continue to be influenced by, among other factors, prevailing prices and market conditions. As of May 2005, the remaining share authorization under our repurchase program was 19.5 million shares. For additional information on our repurchase program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” included in this Quarterly Report on Form 10-Q.

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of
	May		November
	2005		2004
	($ in millions, except per
	share amounts)

Total assets	$624,472		$531,379
Adjusted assets (1)	406,085		347,082
Total shareholders’ equity	26,395		25,079
Tangible equity capital (2)	23,389		22,958
Leverage ratio (3)	23.7	x	21.2	x
Adjusted leverage ratio (4)	17.4	x	15.1	x
Debt to equity ratio (5)	3.6	x	3.2	x

Common shareholders’ equity	$25,645		$25,079
Tangible common shareholders’ equity (6)	19,889		20,208

Book value per common share (7)	$53.46		$50.77
Tangible book value per common share (8)	41.46		40.91

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate in compliance with regulations and (iii) goodwill and identifiable intangible assets.

The following table sets forth a reconciliation of total assets to adjusted assets:

		As of
		May	November
		2005	2004
		(in millions)

Total assets		$624,472	$531,379

Deduct:	Securities purchased under agreements to resell	(77,097)	(44,257)
	Securities borrowed	(176,315)	(155,086)

Add:	Financial instruments sold, but not yet purchased, at fair value	142,386	132,097
	Less derivative short positions	(54,373)	(64,001)

	Subtotal	88,013	68,096

Deduct:	Cash and securities segregated in compliance with U.S. federal and other regulations	(47,232)	(48,179)
	Goodwill and identifiable intangible assets	(5,756)	(4,871)

Adjusted assets		$406,085	$347,082

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to a trust less goodwill and identifiable intangible assets. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure.

The following table sets forth a reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		May	November
		2005	2004
		(in millions)

Total shareholders’ equity		$26,395	$25,079

Add:	Junior subordinated debt issued to a trust	2,750	2,750

Deduct:	Goodwill and identifiable intangible assets	(5,756)	(4,871)

Tangible equity capital		$23,389	$22,958

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock less goodwill and identifiable intangible assets. The following table sets forth a reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		May	November
		2005	2004
		(in millions)

Total shareholders’ equity		$26,395	$25,079

Deduct:	Preferred stock	(750)	—

Common shareholders’ equity		$25,645	$25,079

Deduct:	Goodwill and identifiable intangible assets	(5,756)	(4,871)

Tangible common shareholders’ equity		$19,889	$20,208

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 479.7 million as of May 2005 and 494.0 million as of November 2004.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Consolidated Supervised Entity

Goldman Sachs is regulated by the U.S. Securities and Exchange Commission (SEC) as a consolidated supervised entity (CSE). As such, Goldman Sachs is subject to group-wide supervision and examination by the SEC and, accordingly, is subject to minimum capital requirements on a consolidated basis. As of May 2005, Goldman Sachs was in compliance with the CSE capital requirements.

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

The following table sets forth our short-term borrowings by product:

Short-Term Borrowings
 (in millions)

	As of
	May	November
	2005	2004

Promissory notes	$18,192	$19,513
Commercial paper	4,385	4,355
Bank loans and other	13,422	13,474
Current portion of long-term borrowings	17,797	17,617

Total	$53,796	$54,959

Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes (short-term unsecured debt that is nontransferable and in which Goldman Sachs does not make a market) and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature.

The following table sets forth our secured and unsecured short-term borrowings:

	As of
	May	November
	2005	2004
	(in millions)

Secured short-term borrowings	$8,753	$8,558
Unsecured short-term borrowings	45,043	46,401

Total short-term borrowings	$53,796	$54,959

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

The following table sets forth our unsecured credit ratings as of May 2005:

	Short-Term Debt	Long-Term Debt	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	Not applicable
Fitch, Inc.	F1+	AA–	A+
Moody’s Investors Service	P-1	Aa3	A2
Standard & Poor’s	A-1	A+	A–

As of May 2005, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $334 million could have been required in the event of a one-level reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that could be required in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. For a further discussion of our excess liquidity policies, see “— Liquidity Risk — Excess Liquidity — Maintenance of a Pool of Highly Liquid Securities” below.

Contractual Obligations and Contingent Commitments

Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations as of May 2005:

Contractual Obligations
 (in millions)

	Remainder	2006-	2008-	2010-
	of 2005	2007	2009	Thereafter	Total

Long-term borrowings by contract maturity (1) (2)	$—	$19,553	$21,033	$54,543	$95,129
Minimum rental payments	187	707	625	1,945	3,464

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of Goldman Sachs are reflected at their contractual maturity dates. Certain long-term borrowings that may be redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

Our long-term borrowings include extendible debt if the earliest maturity is one year or greater from the end of our current quarter. Extendible debt is debt that allows the holder the right to extend the maturity date at predetermined periods during the contractual life of the instrument.

The following table sets forth our quarterly long-term borrowings maturity profile through the second fiscal quarter of 2011:

Long-Term Borrowings Maturity Profile
 ($ in millions)

(1)	Extendible debt is categorized in the maturity profile at the earliest possible maturity date even though the debt can be extended.

As of May 2005, our long-term borrowings were $95.13 billion and consisted principally of senior borrowings with maturities extending to 2035. These long-term borrowings consisted of $13.44 billion in secured long-term borrowings and $81.69 billion in unsecured long-term borrowings. As of May 2005, long-term borrowings included nonrecourse debt of $13.33 billion, consisting of $5.12 billion issued by William Street Funding Corporation (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments made by another wholly owned William Street entity to investment-grade clients), $1.83 billion issued by our consolidated power plant operations and $6.38 billion issued by other consolidated entities. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

As of May 2005, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.46 billion. These lease commitments, principally for office space, expire on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We continually evaluate our current and future space capacity in relation to current and projected staffing levels. In the second quarter of 2005, we incurred exit costs of $16 million included in occupancy expenses, associated with the relocation of office space. We may incur additional exit costs in 2005 and thereafter to the extent we (i) further reduce our capacity or (ii) commit to new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. Such exit costs may be material to our results of operations in a given period.

The following table sets forth our contingent commitments as of May 2005:

Contingent Commitments
 (in millions)

	Commitment Amount by Period of Expiration
	Remainder	2006-	2008-	2010-
	of 2005	2007	2009	Thereafter	Total

Commitments to extend credit	$8,414	$11,486	$6,316	$10,333	$36,549
Commitments under letters of credit issued by banks to counterparties	9,122	503	—	11	9,636
Other commercial commitments (1)	587	450	907	2,790	4,734

Total	$18,123	$12,439	$7,223	$13,134	$50,919

(1)	Includes our corporate and real estate investment fund commitments, construction-related obligations and other purchase commitments.

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of May 2005, $11.68 billion of our outstanding commitments to extend credit have been issued through the William Street credit extension program. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided by SMFG. We have also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

As of May 2005, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $31.22 billion.

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

The loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess averaged $48.76 billion in the second quarter of 2005, $43.65 billion in the first quarter of 2005 and $41.99 billion in the fiscal year 2004.

The following table sets forth the average loan value of our Global Core Excess:

	Three Months	Fiscal Year
	Ended	Ended
	May 2005	November 2004
	(in millions)

U.S. dollar-denominated	$37,438	$33,858
Non-U.S. dollar-denominated	11,317	8,135

Total Global Core Excess	$48,755	$41,993

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

We maintain Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next twelve months. This implies that we could fund our positions on a secured basis for one year in the event we were unable to issue new unsecured debt or liquidate assets. We assume conservative loan values that are based on stress-scenario borrowing capacity and we review these assumptions asset-by-asset at least annually. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $126.74 billion, $117.04 billion and $100.51 billion in the second quarter of 2005, first quarter of 2005 and in the fiscal year 2004, respectively.

Asset-Liability Management

Asset Quality and Balance Sheet Composition. We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. Our balance sheet fluctuates significantly between financial statement dates and is lower at fiscal period end than would be observed on an average basis. We require certain of our businesses to reduce balance sheet usage on a quarterly basis to demonstrate compliance with limits set by management, thereby providing a disincentive to committing our capital over longer periods of time. These balance sheet reductions are generally achieved during the last several weeks of each fiscal quarter through ordinary-course, open-market transactions in the most liquid portions of our balance sheet, principally U.S. government and agency securities, securities of foreign sovereigns, and mortgage and money market instruments, as well as through the roll-off of repurchase agreements and certain collateralized financing arrangements. Accordingly, over the last six quarters, our total assets and adjusted assets at quarter end have both been, on average, 13% lower than amounts that would have been observed, based on a weekly average, over that period. These differences, however, have not resulted in material changes

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

The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of
	May	November
	2005	2004
	(in millions)

Mortgage whole loans and collateralized debt obligations (1)	$27,544	$18,346
Bank loans (2)	10,763	8,900
High-yield securities	7,971	6,057
Emerging market debt securities	1,725	1,653
SMFG convertible preferred stock	2,637	2,556
Other corporate principal investments (3)	1,493	1,278
Real estate principal investments (3)	717	820

(1)	Includes certain mortgage-backed interests held in qualifying special-purpose entities. See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our securitization activities.

(2)	Includes both funded commitments and inventory held in connection with our trading and lending activities.

(3)	Excludes assets of $1.65 billion and $1.28 billion in consolidated employee-owned merchant banking funds as of May 2005 and November 2004, respectively.

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

In order to avoid reliance on asset sales, we ensure that we have sufficient total capital (long-term borrowings plus total shareholders’ equity) to fund our balance sheet for at least one year. We therefore seek to maintain total capital in excess of the aggregate of the following long-term financing requirements:

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

Our total capital of $121.53 billion and $105.78 billion as of May 2005 and November 2004, respectively, exceeded the aggregate of these requirements.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of May 2005, Group Inc.’s equity investment in subsidiaries was $24.08 billion compared with its total shareholders’ equity of $26.40  billion.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of May 2005, Group Inc. had $16.78 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. regulated broker-dealer, $13.98 billion invested in Goldman Sachs International, a registered U.K. broker-dealer, $2.67 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. regulated broker-dealer, and $2.09 billion invested in Goldman Sachs (Japan) Ltd., a Tokyo-based broker-dealer. Group Inc. also had $45.78 billion of unsubordinated loans to these entities as of May 2005, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Six Months Ended May 2005. Our cash and cash equivalents increased by $3.68 billion to $8.04 billion as of May 2005. We raised $12.19 billion in net cash from financing activities, primarily in long-term debt, in light of the favorable debt financing environment, as well as from the issuance of preferred stock, partially offset by common stock repurchases. We used net cash of $8.51 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for ourselves and our clients.

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

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. On April 14, 2005, the SEC announced new rules that require companies to implement SFAS No. 123-R by the start of their fiscal year beginning after June 15, 2005. SFAS No. 123-R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. Awards granted subject to a substantive non-compete agreement are generally expensed over the non-compete period. We are currently evaluating the effect of adoption of SFAS No. 123-R on our financial condition, results of operations and cash flows.

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

The following table sets forth the daily trading VaR:

Daily VaR (1)
 (in millions)

	Average for the
	Three Months		Six Months				Three Months
	Ended		Ended		As of		Ended
	May	May	May	May	May	February	May 2005
Risk Categories	2005	2004	2005	2004	2005	2005	High	Low

Interest rates	$33	$37	$32	$37	$31	$31	$44	$28
Equity prices	26	37	28	37	32	30	34	21
Currency rates	19	20	17	22	19	15	31	13
Commodity prices	24	15	26	15	18	24	34	16
Diversification effect (2)	(42)	(40)	(41)	(41)	(41)	(38)

Total	$60	$69	$62	$70	$59	$62	72	51

(1)	During the second quarter of 2004, we began to exclude from our calculation distressed asset portfolios in FICC that cannot be properly measured in VaR. The effect of excluding these portfolios was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these portfolios, see “— Distressed Asset Portfolios” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR decreased to $60 million during the second quarter of 2005 from $69 million during the second quarter of 2004. The decrease was primarily due to lower levels of exposure to equity prices and interest rates, partially offset by increased levels of exposure to commodity prices.

The following chart presents our daily trading VaR during the last four quarters:

Daily VaR
 ($ in millions)

Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended May 2005:

Daily Trading Net Revenues
 ($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended May 2005.

Distressed Asset Portfolios

The market risk associated with distressed asset portfolios in FICC that cannot be properly measured in VaR (primarily due to inadequate historical data on the underlying assets in the aggregate) is measured based on a potential 10% decline in the asset value of such portfolios. The market values of the underlying distressed asset positions are sensitive to changes in a number of factors, including discount rates and the projected timing and amount of future cash flows. As of May 2005, the potential impact of a 10% decline in the asset value of these portfolios was $548 million compared with $395 million as of February 2005. This change was primarily due to increased activity in the U.S. and Asia during the quarter.

Nontrading Risk

SMFG. The market risk of our investment in the convertible preferred stock of SMFG, net of the economic hedge on unrestricted shares of common stock underlying the investment, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of May 2005, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $162 million compared with $245 million as of February 2005. The change was primarily due to the effect of hedging the majority of the unrestricted shares of common stock underlying our investment and, to a lesser extent, a decrease in the SMFG common stock price, partially offset by the passage of time in respect of the transfer restrictions on the underlying common stock. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.

Other Principal Investments. The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of May 2005, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $142 million compared with $123 million as of February 2005, primarily reflecting new investments in our private nontrading portfolio.

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

Fair values of our derivative contracts are reflected net of cash paid or received pursuant to credit support agreements and are reported on a net-by-counterparty basis in our condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of May 2005, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure
 ($ in millions)

			Exposure	Percentage of
		Collateral	Net of	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral

AAA/Aaa	$3,297	$183	$3,114	7%
AA/Aa2	14,814	1,940	12,874	30
A/A2	18,354	2,407	15,947	38
BBB/Baa2	9,464	2,630	6,834	16
BB/Ba2 or lower	8,379	4,573	3,806	9
Unrated	1,264	1,102	162	—

Total	$55,572	$12,835	$42,737	100%

(1)	Reflected net of cash received pursuant to credit support agreements.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
 (in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$134	$122	$1,404	$641	$813	$3,114
AA/Aa2	3,414	1,029	3,132	2,604	2,695	12,874
A/A2	2,284	1,417	3,157	1,197	7,892	15,947
BBB/Baa2	1,571	935	2,118	1,138	1,072	6,834
BB/Ba2 or lower	967	607	1,126	714	392	3,806
Unrated	101	1	42	17	1	162

Total	$8,471	$4,111	$10,979	$6,311	$12,865	$42,737

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates	$1,880	$488	$3,772	$3,842	$11,718	$21,700
Currencies	4,296	782	1,926	1,468	914	9,386
Commodities	1,878	2,193	4,337	846	145	9,399
Equities	417	648	944	155	88	2,252

Total	$8,471	$4,111	$10,979	$6,311	$12,865	$42,737

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

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

The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended November 26, 2004, as updated by our Quarterly Report on Form 10-Q for the quarter ended February 25, 2005.

IPO Process Matters

In the lawsuits alleging that the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements to “tie” allocations to higher brokerage commission rates as well as purchase orders in the aftermarket, by an order dated June 30, 2005, the U.S. Court of Appeals for the Second Circuit agreed to review the federal district court’s class certification decision on an interlocutory basis.

In the lawsuit brought by an official committee of unsecured creditors on behalf of eToys, Inc., by a decision dated June 7, 2005, the New York Court of Appeals affirmed in part and reversed in part the intermediate appellate court’s decision, dismissing claims for breach of contract, professional malpractice and unjust enrichment, but permitting claims for breach of fiduciary duty and fraud to continue.

The parties in the purported shareholder derivative action relating to eBay, Inc. have entered into a settlement, which was approved by the court by order dated June 29, 2005. Pursuant to the settlement terms, The Goldman Sachs Group, Inc. will contribute $395,000 to the settlement fund.

Research Independence Matters

In the action brought by the West Virginia Attorney General against various securities firms including Goldman, Sachs & Co., the West Virginia Supreme Court held argument on the appeal on June 8, 2005.

In a purported shareholder derivative action against The Goldman Sachs Group, Inc. (as nominal defendant) and its board, the plaintiffs filed an amended complaint on June 14, 2005 alleging that the firm’s Board of Directors breached its fiduciary duties in connection with the firm’s research and IPO allocations activities.

Enron Litigation Matters

On June 10, 2005, plaintiffs in various consolidated actions entered into a settlement with Citigroup, Inc., including with respect to claims relating to the Exchangeable Notes offering, as to which Citigroup’s affiliate Salomon Smith Barney, Inc. was one of the three underwriters (together with Goldman, Sachs & Co. and Banc of America Securities LLC). The settling parties have yet to announce what portion of the settlement, as well as a prior settlement reached with Banc of America Securities LLC, will be allocated to claims relating to the Exchangeable Notes.

On June 13, 2005, the federal district court granted Goldman, Sachs & Co.’s motion for clarification and reconsideration in the action brought by several funds, and provided for further briefing on Goldman, Sachs & Co.’s motion to dismiss.

The settlement of the claims brought by Enron North America Corp. and Enron Corp. relating to trading of over-the-counter derivatives has been consummated.

In the actions seeking to recover as fraudulent transfers and/or preferences payments by Enron Corp. in repurchasing its commercial paper, by a decision dated June 15, 2005, the bankruptcy court denied the motions to dismiss.

Montana Power Litigation

By a decision dated June 10, 2005, the federal district court denied defendants’ motions to dismiss the complaint filed by the creditors’ committee of Touch America Holdings, Inc.

Mutual Fund Matters

On May 2, 2005, defendants moved to dismiss the putative consolidated class and derivative actions brought by purported shareholders of certain Goldman Sachs mutual funds.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended May 27, 2005.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (2)	Programs (2)

Month #1 (February 26, 2005 to March 25, 2005) (1)	2,496,700	$109.57	2,496,700	32,494,542

Month #2 (March 26, 2005 to April 29, 2005)	9,962,400	$109.43	9,962,400	22,532,142

Month #3 (April 30, 2005 to May 27, 2005) (1)	3,058,363	$103.82	3,058,363	19,473,779

Total (1)	15,517,463	$108.34	15,517,463

(1)	As a matter of policy, Goldman Sachs did not repurchase shares of its common stock as part of the repurchase program during a standard self-imposed “black-out” period from the last two weeks of each fiscal quarter through the date of the earnings release for such quarter.

(2)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 100 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004 and January 25, 2005. The repurchase program is intended to substantially offset increases in share count over time resulting from employee equity-based compensation and to help maintain our total shareholders’ equity at appropriate levels. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open-market purchases and privately negotiated transactions. Taking into account the increased authorization, the total remaining authorization under the repurchase program was 16,580,679 shares as of June 24, 2005; the repurchase program has no set expiration or termination date.

Item 4:	Submission of Matters to a Vote of Security Holders

On April 6, 2005, Group Inc. held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of four directors to the Board of Directors for three-year terms, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as Group Inc.’s independent registered public accounting firm for the 2005 fiscal year, and (iii) amendments to Group Inc.’s Amended and Restated Certificate of Incorporation to provide for the annual election of all directors.

The shareholders elected as directors John H. Bryan, Stephen Friedman, William W. George and Henry M. Paulson, Jr. for three-year terms (which became one-year terms because the amendments to the Amended and Restated Certificate of Incorporation were approved). The other directors whose terms of office continued after the Annual Meeting are: Lloyd C. Blankfein, Lord Browne of Madingley, Claes Dahlbäck, James A. Johnson, Lois D. Juliber, Edward M. Liddy and Ruth J. Simmons. The shareholders also approved the ratification of the appointment of PricewaterhouseCoopers LLP as Group Inc.’s independent registered public accounting firm for the 2005 fiscal year as well as amendments to the Amended and Restated Certificate of Incorporation. The number of votes cast for, against or withheld and the number of abstentions with respect to each matter voted upon, as applicable, is set forth below. Broker non-votes were not applicable to any of the matters voted upon at the Annual Meeting.

		Against/
	For	Withheld	Abstain
1. Election of Directors:
John H. Bryan	412,608,088	6,166,797	*
Stephen Friedman	412,472,314	6,302,571	*
William W. George	413,334,113	5,440,772	*
Henry M. Paulson, Jr.	408,094,335	10,680,550	*

2. Ratification of the Appointment of Independent Registered Public Accounting Firm	413,302,673	2,697,100	2,775,112

3. Amendments to the Amended and Restated Certificate of Incorporation	409,606,595	6,039,397	3,128,893

*	Not applicable

Item 6:	Exhibits

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Group Inc. (incorporated by reference to Exhibit 3.1 to Group Inc.’s Current Report on Form 8-K, filed April 8, 2005).
3.2	Amended and Restated By-Laws of Group Inc. (incorporated by reference to Exhibit 3.2 to Group Inc.’s Current Report on Form 8-K, filed April 8, 2005).
3.3 and 4.1	Certificate of Designations of Group Inc. relating to the Series A Preferred Stock (incorporated by reference to Exhibit 3 to Group Inc.’s Registration Statement on Form 8-A, filed April 22, 2005).
4.2	Form of Certificate representing the Series A Preferred Stock (incorporated by reference to Exhibit 5 to Group Inc.’s Registration Statement on Form 8-A, filed April 22, 2005).
4.3	Deposit Agreement, dated April 14, 2005, between Group Inc. and JPMorgan Chase Bank, N.A., as Depository (incorporated by reference to Exhibit 4 to the Group Inc.’s Registration Statement on Form 8-A, filed April 22, 2005).
4.4	Form of Depository Receipt, included as Exhibit A to Exhibit 4.3 hereto (incorporated by reference to Exhibit 4 to Group Inc.’s Registration Statement on Form 8-A, filed April 22, 2005).
10.1	Letter, dated April 6, 2005, from Group Inc. to Mr. Stephen Friedman (incorporated by reference to Exhibit 10.1 of Group Inc.’s Current Report on Form 8-K, filed April 8, 2005).
12.1	Statement re: computation of ratios of earnings to fixed charges.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar

Name: David A. Viniar Title: Chief Financial Officer

By:	/s/ Sarah E. Smith

Name: Sarah E. Smith Title: Principal Accounting Officer

Date: July 1, 2005