Form 10-Q
period 2005-08-26
GOLDMAN SACHS GROUP INC/
filed 2005-10-05
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 26, 2005

or

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

          As of September 30, 2005 there were 450,799,288 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED AUGUST 26, 2005
INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the three and nine months ended August 26, 2005 and August 27, 2004	2

	Condensed Consolidated Statements of Financial Condition as of August 26, 2005 and November 26, 2004	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods ended August 26, 2005 and November 26, 2004	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended August 26, 2005 and August 27, 2004	5

	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 26, 2005 and August 27, 2004	6

	Notes to Condensed Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	38

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	78

Item 4:	Controls and Procedures	82

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	83

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	84

Item 6:	Exhibits	85

SIGNATURES		86
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERED STOCK DIVIDENDS
EX-15.1: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1:RULE 13a-14(a)CERTIFICATIONS
EX-32.1:SECTION 1350 CERTIFICATIONS

PART I:     FINANCIAL INFORMATION

Item 1:     Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004
	(in millions, except per share amounts)

Revenues
Investment banking	$998	$854	$2,667	$2,536
Trading and principal investments	4,842	2,424	11,545	9,652
Asset management and securities services	772	620	2,270	2,036
Interest income	5,721	2,905	14,764	8,160

Total revenues	12,333	6,803	31,246	22,384
Interest expense	4,940	2,156	12,411	6,067
Cost of power generation	108	117	339	348

Revenues, net of interest expense and cost of power generation	7,285	4,530	18,496	15,969

Operating expenses
Compensation and benefits	3,642	2,269	9,248	8,035

Brokerage, clearing and exchange fees	271	228	797	713
Market development	92	76	268	214
Communications and technology	124	111	365	343
Depreciation and amortization	125	117	371	373
Amortization of identifiable intangible assets	31	31	93	94
Occupancy	200	157	534	483
Professional fees	117	91	322	237
Other expenses	278	157	704	515

Total non-compensation expenses	1,238	968	3,454	2,972

Total operating expenses	4,880	3,237	12,702	11,007

Pre-tax earnings	2,405	1,293	5,794	4,962
Provision for taxes	788	414	1,800	1,603

Net earnings	1,617	879	3,994	3,359
Preferred stock dividend	9	—	9	—

Net earnings applicable to common shareholders	$1,608	$879	$3,985	$3,359

Earnings per common share
Basic	$3.40	$1.80	$8.23	$6.86
Diluted	3.25	1.74	7.89	6.56

Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

Average common shares outstanding
Basic	473.3	489.2	484.3	489.7
Diluted	494.2	505.0	505.2	511.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	August	November
	2005	2004
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$6,895	$4,365
Cash and securities segregated for regulatory and other purposes	46,492	48,179
Receivables from brokers, dealers and clearing organizations	16,443	14,458
Receivables from customers and counterparties	50,970	38,087
Securities borrowed	190,822	155,086
Securities purchased under agreements to resell	91,536	44,257

Financial instruments owned, at fair value	210,181	183,880
Financial instruments owned and pledged as collateral, at fair value	39,408	27,924

Total financial instruments owned, at fair value	249,589	211,804

Other assets	16,771	15,143

Total assets	$669,518	$531,379

Liabilities and shareholders’ equity
Secured short-term borrowings	$8,447	$8,558
Unsecured short-term borrowings	43,831	46,401

Total short-term borrowings, including the current portion of long-term borrowings	52,278	54,959

Payables to brokers, dealers and clearing organizations	8,664	8,000
Payables to customers and counterparties	166,503	153,221
Securities loaned	20,279	19,394
Securities sold under agreements to repurchase	131,145	47,573
Financial instruments sold, but not yet purchased, at fair value	149,338	132,097
Other liabilities and accrued expenses	13,099	10,360

Secured long-term borrowings	16,050	12,087
Unsecured long-term borrowings	85,555	68,609

Total long-term borrowings	101,605	80,696

Total liabilities	642,911	506,300

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 30,000 shares issued and outstanding as of August 2005 with liquidation preference of $25,000 per share	750	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 569,938,353 and 554,063,234 shares issued as of August 2005 and November 2004, respectively, and 453,559,642 and 480,959,660 shares outstanding as of August 2005 and November 2004, respectively	6	6
Restricted stock units and employee stock options	2,411	2,013
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	16,817	15,501
Retained earnings	17,579	13,970
Unearned compensation	(23)	(117)
Accumulated other comprehensive income	18	11
Common stock held in treasury, at cost, par value $0.01 per share; 116,378,711 and 73,103,574 shares as of August 2005 and November 2004, respectively	(10,951)	(6,305)

Total shareholders’ equity	26,607	25,079

Total liabilities and shareholders’ equity	$669,518	$531,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	August	November
	2005	2004
	(in millions, except
	per share amounts)

Preferred stock, par value $0.01 per share
Balance, beginning of year	$—	$—
Issued	750	—

Balance, end of period	750	—

Common stock, par value $0.01 per share
Balance, beginning of year	6	5
Issued	—	1

Balance, end of period	6	6

Restricted stock units and employee stock options
Balance, beginning of year	2,013	2,984
Issued	857	1,050
Delivered	(423)	(1,948)
Forfeited	(29)	(62)
Options exercised	(7)	(11)

Balance, end of period	2,411	2,013

Additional paid-in capital
Balance, beginning of year	15,501	13,562
Issuance of common stock	1,123	1,609
Preferred stock issuance costs	(12)	—
Excess net tax benefit related to delivery of stock-based awards	205	330

Balance, end of period	16,817	15,501

Retained earnings
Balance, beginning of year	13,970	9,914
Net earnings	3,994	4,553
Dividends declared	(385)	(497)

Balance, end of period	17,579	13,970

Unearned compensation
Balance, beginning of year	(117)	(339)
Restricted stock units forfeited	1	11
Amortization of restricted stock units	93	211

Balance, end of period	(23)	(117)

Accumulated other comprehensive income
Balance, beginning of year	11	6
Currency translation adjustment, net of tax	(15)	5
Net gains on cash flow hedges, net of tax	7	—
Net unrealized holding gains, net of tax	15	—

Balance, end of period	18	11

Common stock held in treasury, at cost, par value $0.01 per share
Balance, beginning of year	(6,305)	(4,500)
Repurchased	(4,646)	(1,805)

Balance, end of period	(10,951)	(6,305)

Total shareholders’ equity	$26,607	$25,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended August
	2005	2004
	(in millions)

Cash flows from operating activities
Net earnings	$3,994	$3,359
Noncash items included in net earnings
Depreciation and amortization	511	540
Amortization of identifiable intangible assets	127	94
Stock-based compensation	643	391
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	1,687	(19,564)
Net receivables from brokers, dealers and clearing organizations	(1,321)	1,984
Net payables to customers and counterparties	419	31,532
Securities borrowed, net of securities loaned	(34,851)	(23,981)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	36,472	(5,661)
Financial instruments owned, at fair value	(40,673)	(15,642)
Financial instruments sold, but not yet purchased, at fair value	17,241	(941)
Other, net	2,787	2,141

Net cash used for operating activities	(12,964)	(25,748)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,025)	(305)
Proceeds from sales of property, leasehold improvements and equipment	621	—
Business combinations, net of cash acquired	(523)	(94)

Net cash used for investing activities	(927)	(399)

Cash flows from financing activities
Short-term borrowings, net	172	7,678
Issuance of long-term borrowings	35,669	27,868
Repayment of long-term borrowings, including the current portion of long-term borrowings	(16,806)	(7,821)
Derivative contracts with a financing element, net	823	345
Common stock repurchased	(4,646)	(1,265)
Dividends paid	(385)	(372)
Proceeds from issuance of preferred stock, net of issuance costs	738	—
Proceeds from issuance of common stock	856	377

Net cash provided by financing activities	16,421	26,810

Net increase in cash and cash equivalents	2,530	663

Cash and cash equivalents, beginning of year	4,365	7,087

Cash and cash equivalents, end of period	$6,895	$7,750

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $12.48 billion and $6.07 billion during the nine months ended August 2005 and August 2004, respectively.

Cash payments for income taxes, net of refunds, were $1.69 billion and $922 million during the nine months ended August 2005 and August 2004, respectively.

Noncash activities:

During the nine months ended August 2005 and August 2004, the firm assumed $1.15 billion and $1.46 billion, respectively, of debt in connection with business combinations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004
	(in millions)

Net earnings	$1,617	$879	$3,994	$3,359
Currency translation adjustment, net of tax	2	(6)	(15)	4
Net gains on cash flow hedges, net of tax	3	—	7	—
Net unrealized holding gains, net of tax	15	—	15	—

Comprehensive income	$1,637	$873	$4,001	$3,363

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

The firm also has formed numerous nonconsolidated merchant banking funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and does not hold a majority of the economic interests in any fund. Where the firm holds more than a minor interest in a fund, it is subject to removal as general partner (see Note 2: Recent Accounting Developments). Such fund investments are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make certain estimates and assumptions regarding fair value measurements, the accounting for goodwill and identifiable intangible assets, the provision for potential losses that may arise from litigation and regulatory proceedings, tax audits and other matters that affect the condensed consolidated financial

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

statements and related disclosures. These estimates and assumptions are based on the best available information; nonetheless, actual results could be materially different from these estimates.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

Unless otherwise stated herein, all references to August 2005 and August 2004 refer to the firm’s fiscal periods ended, or the dates, as the context requires, August 26, 2005 and August 27, 2004, respectively. All references to November 2004 refer to the firm’s fiscal year ended, or the date, as the context requires, November 26, 2004.

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

The following table sets forth the power generation revenues and costs directly associated with the firm’s consolidated power plant operations:

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004
	(in millions)

Revenues (1)	$132	$136	$377	$376
Cost of power generation	108	117	339	348

(1)	Excludes revenues from nonconsolidated power plant operations, accounted for in accordance with the equity method of accounting, as well as revenues associated with the firm’s power trading activities.

Asset Management. Asset management fees are generally recognized over the period that the related service is provided based upon average net asset values. In certain circumstances, the firm is entitled to receive incentive fees when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12 month period and are subject to adjustment prior to the end of the measurement period. Accordingly, incentive fees are recognized in the condensed consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in “Asset management and securities services” in the condensed consolidated statements of earnings.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Stock-Based Compensation

Effective for fiscal 2003, the firm began to account for stock-based employee compensation in accordance with the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” using the prospective adoption method. Under this method of adoption, compensation expense is recognized over the relevant service period based on the fair value of stock options and restricted stock units granted for fiscal 2003 and future years. No unearned compensation is included in “Shareholders’ equity” for such stock options and restricted stock units granted. Rather, such stock options and restricted stock units are included in “Shareholders’ equity” under SFAS No. 123 when services required from employees in exchange for the awards are rendered and expensed.

Compensation expense resulting from stock options and restricted stock units granted for the year ended November 29, 2002 and prior years is accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Therefore, no compensation expense is recognized for those unmodified stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. Compensation expense for restricted stock units issued for the years prior to fiscal 2003 was, and continues to be, recognized over the relevant service periods using amortization schedules based on the applicable vesting provisions. Employees who meet the retirement criteria are subject to a non-compete agreement from the date of retirement through the date that shares underlying the awards are delivered. Equity awards granted to employees who have satisfied the retirement eligibility criteria are expensed over the stated service period for the award. In the event a retirement-eligible employee retires, any unamortized grant date value is immediately expensed. A reduction to compensation expense is recorded upon forfeiture related to employees who meet the retirement criteria and violate their non-compete agreements.

The firm pays cash dividend equivalents on outstanding restricted stock units. Dividend equivalents paid on restricted stock units accounted for under SFAS No. 123 are charged to retained earnings when paid. Dividend equivalents paid on restricted stock units that are later forfeited by employees are reclassified to compensation expense from retained earnings. Dividend equivalents paid on restricted stock units granted for the year ended November 29, 2002 and prior years, accounted for under APB Opinion No. 25, are charged to compensation expense.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

If the firm were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the year ended November 29, 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and earnings per common share (EPS) as set forth below:

		Three Months		Nine Months
		Ended August		Ended August
		2005	2004	2005	2004
		(in millions, except per share amounts)

Net earnings applicable to common shareholders, as reported		$1,608	$879	$3,985	$3,359

Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	144	72	415	253
Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under the fair-value method for all awards	(156)	(108)	(451)	(374)

Pro forma net earnings applicable to common shareholders		$1,596	$843	$3,949	$3,238

EPS, as reported
Basic		$3.40	$1.80	$8.23	$6.86
Diluted		3.25	1.74	7.89	6.56

Pro forma EPS
Basic		$3.37	$1.72	$8.15	$6.61
Diluted		3.23	1.67	7.82	6.33

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

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists, above-market power contracts and specialist rights, are amortized over their useful lives. Identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

Recent Accounting Developments

In December 2004, the FASB issued a revision to SFAS No. 123, SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123-R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. However, awards granted subject to a substantive non-compete agreement are generally expensed over the non-compete period. SFAS No. 123-R also requires expected forfeitures to be included in determining stock-based employee compensation expense (see Note 2: Significant Accounting Policies — Stock-Based Compensation for a discussion of how the firm currently accounts for equity-based awards granted to retirement-eligible employees and forfeitures). The firm expects to adopt SFAS No. 123-R in the first quarter of its 2006 fiscal year and does not expect that SFAS No. 123-R will have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the pro forma net earnings that would have been reported for each period if equity-based awards granted to retirement-eligible employees had been expensed over the non-compete period and if expected forfeitures had been accrued as required by SFAS No.  123-R.

		Three Months		Nine Months
		Ended August		Ended August
		2005	2004	2005	2004
		(in millions)

Net earnings, applicable to common shareholders, as reported		$1,608	$879	$3,985	$3,359

Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	144	72	415	253

Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under SFAS No. 123-R	(130)	(78)	(388)	(264)

Pro forma net earnings, applicable to common shareholders		$1,622	$873	$4,012	$3,348

In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. The firm, as the general partner of numerous merchant banking and asset management partnerships, is required to adopt the provisions of EITF 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of fiscal 2007 for partnerships formed on or before June 29, 2005 that have not been modified. The firm generally expects to provide limited partners in these funds with rights to remove the firm or rights to terminate the partnerships and therefore does not expect that EITF 04-5 will have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.	Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, including those pledged as collateral, at fair value, and financial instruments sold, but not yet purchased, at fair value:

	As of
	August 2005				November 2004
	Assets		Liabilities		Assets		Liabilities
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$9,500	(1)	$—		$7,386	(1)	$—

U.S. government, federal agency and sovereign obligations	55,433		53,939		46,777		40,866

Corporate and other debt obligations

Mortgage whole loans and collateralized debt obligations	26,867		478		18,346		671
Investment-grade corporate bonds	10,238		4,211		11,783		5,163
Bank loans	11,233		654		8,900		428
High-yield securities	7,964		2,248		6,057		1,725
Preferred stock	5,908		90		4,792		109
Other	873		213		885		248

	63,083		7,894		50,763		8,344
Equities and convertible debentures	55,208		26,390		42,263		18,766
State, municipal and provincial obligations	2,127		—		1,308		—
Derivative contracts	62,873	(2)	60,997	(3)	62,495	(2)	64,001	(3)
Physical commodities	1,365		118		812		120

Total	$249,589		$149,338		$211,804		$132,097

(1)	Includes $6.09 billion and $5.04 billion, as of August 2005 and November 2004, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program.

(2)	Reflected net of cash received pursuant to credit support agreements of $23.08 billion and $18.65 billion as of August 2005 and November 2004, respectively.

(3)	Reflected net of cash paid pursuant to credit support agreements of $19.79 billion and $5.45 billion as of August 2005 and November 2004, respectively.

Derivative Activities

Derivative contracts are instruments, such as futures, forwards, swaps or option contracts that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange. Derivatives may involve future commitments to purchase or sell financial instruments or commodities, or to exchange currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, securities, commodities, currencies or indices.

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

In addition to derivative transactions entered into for trading purposes, the firm enters into derivative contracts to hedge its net investment in non-U.S. operations (see Note 2 for further information regarding the firm’s policy on foreign currency translation) and to manage the interest rate and currency exposure on its long-term borrowings and certain short-term borrowings. To manage exposure on its borrowings, the firm uses derivatives to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. The firm applies fair-value hedge accounting to derivative contracts that hedge the benchmark interest rate (i.e., London Interbank Offered Rate (LIBOR)) on its fixed rate long-term borrowings. The firm also applies cash flow hedge accounting to derivative contracts that hedge changes in interest rates associated with floating rate long-term borrowings at its power plant operations.

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

	As of
	August 2005		November 2004
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$11,485	$13,867	$13,137	$14,578
Swap agreements	32,777	26,070	34,727	30,836
Option contracts	18,611	21,060	14,631	18,587

Total	$62,873	$60,997	$62,495	$64,001

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

During the nine months ended August 2005 and August 2004, the firm securitized $65.10 billion and $48.51 billion, respectively, of financial assets, including $15.19 billion and $16.49 billion, respectively, of agency mortgage-backed securities. Cash flows received on retained interests and other securitization cash flows were approximately $655 million and $773 million for the nine months ended August 2005 and August 2004, respectively.

As of August 2005 and November 2004, the firm held $5.77 billion and $4.33 billion of retained interests, respectively, including $5.24 billion and $4.11 billion, respectively, in QSPEs. The fair value of retained interests valued using quoted market prices in active markets was $2.16 billion and $949 million as of August 2005 and November 2004, respectively.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of $3.61 billion and $3.38 billion, respectively, as of August 2005 and November 2004, of retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of August 2005		As of November 2004
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	Corporate Debt	Mortgage-	Corporate Debt
	Backed	and Other (3)	Backed	and Other (3)
	($ in millions)

Fair value of retained interests	$1,702	$1,912	$1,798	$1,578
Weighted average life (years)	6.4	3.8	4.2	3.7

Annual constant prepayment rate	23.4%	N/A	21.5%	N/A
Impact of 10% adverse change	$(19)	$—	$(6)	$—
Impact of 20% adverse change	(30)	—	(10)	—

Annual credit losses (1)	3.1%	2.5%	4.0%	4.1%
Impact of 10% adverse change (2)	$(21)	$(4)	$(10)	$(1)
Impact of 20% adverse change (2)	(41)	(7)	(14)	(2)

Annual discount rate	10.4%	5.3%	8.5%	4.9%
Impact of 10% adverse change	$(40)	$(15)	$(39)	$(24)
Impact of 20% adverse change	(76)	(30)	(75)	(48)

(1)	Annual percentage credit loss is based only on positions in which expected credit loss is a key assumption in the determination of fair values.

(2)	The impact of adverse change takes into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(3)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs, primarily agency mortgage-backed securities, purchased in connection with secondary market-making activities. These purchased interests approximated $5 billion as of both August 2005 and November 2004.

In connection with the issuance of asset-repackaged notes to investors, the firm had derivative receivables from QSPEs, to which the firm had transferred assets, with a fair value of $104 million and $126 million as of August 2005 and November 2004, respectively. These receivables are collateralized by a first-priority interest in the assets held by each QSPE.

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

The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs where the firm does not hold a majority voting interest:

	As of
	August	November
	2005	2004
	(in millions)

VIE assets (1)	$4,890	$5,197
Maximum exposure to loss	1,544	782

(1)	Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth the total assets in nonconsolidated VIEs in which the firm holds significant variable interests and the firm’s maximum exposure to loss associated with these interests:

		As of August 2005
		Maximum Exposure to Loss
	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)

Mortgage-backed	$6,813	$22	$130	$—	$531	$683
Asset repackagings and credit- linked notes	20,533	1,398	—	3,196	—	4,594
Power-related	7,094	2	62	—	1,022	1,086
Other asset-backed	11,402	—	158	48	982	1,188

Total	$45,842	$1,422	$350	$3,244	$2,535	$7,551

		As of November 2004
		Maximum Exposure to Loss
	VIE	Purchased			Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)

Mortgage-backed	$9,921	$153	$100	$—	$992	$1,245
Asset repackagings and credit- linked notes	5,138	16	—	341	180	537
Power-related	5,340	—	52	—	571	623
Other asset-backed	8,295	—	177	38	914	1,129

Total	$28,694	$169	$329	$379	$2,657	$3,534

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, derivative transactions, customer margin loans and other secured borrowing activities to finance inventory positions, to meet customer needs and to satisfy settlement requirements. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, enter into securities lending or derivative transactions, or cover short positions. As of August 2005 and November 2004, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $611.55 billion and $511.98 billion, respectively, of which the firm sold or repledged $515.74 billion and $451.79 billion, respectively.

The firm also pledges securities it owns. Counterparties may or may not have the right to sell or repledge the securities. Securities owned and pledged to counterparties that have the right to sell or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $39.41 billion and $27.92 billion as of August 2005 and November 2004, respectively. Securities owned and pledged in connection with repurchase and securities lending agreements to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and were $72.77 billion and $46.86 billion as of August 2005 and November 2004, respectively.

In addition to repurchase and securities lending agreements, the firm also pledges securities and other assets it owns to counterparties that do not have the right to sell or repledge, in order to collateralize secured short-term and long-term borrowings. In connection with these transactions, the firm pledged assets of $28.98 billion and $22.81 billion as collateral as of August 2005 and November 2004, respectively. See Note 4 and Note 5 for further information regarding the firm’s secured short-term and long-term borrowings.

Note 4.	Short-Term Borrowings

The firm obtains secured and unsecured short-term borrowings primarily through issuance of promissory notes, commercial paper and bank loans. As of August 2005 and November 2004, secured short-term borrowings were $8.45 billion and $8.56 billion, respectively. Unsecured short-term borrowings were $43.83 billion and $46.40 billion as of August 2005 and November 2004, respectively. Short-term borrowings also include the portion of long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Short-term borrowings are set forth below:

	As of
	August	November
	2005	2004
	(in millions)

Promissory notes	$19,016	$19,513
Commercial paper	2,846	4,355
Bank loans and other	14,066	13,474
Current portion of long-term borrowings	16,350	17,617

Total (1)	$52,278	$54,959

(1)	As of August 2005 and November 2004, the weighted average interest rate for short-term borrowings, including commercial paper, was 3.57% and 2.73%, respectively. The weighted average interest rate, after giving effect to hedging activities, was 3.55% and 2.30% as of August 2005 and November 2004, respectively.

Note 5.	Long-Term Borrowings

The firm obtains secured and unsecured long-term borrowings, which consist principally of senior borrowings with maturities extending to 2035. As of August 2005 and November 2004, secured long-term borrowings were $16.05 billion and $12.09 billion, respectively. Unsecured long-term borrowings were $85.56 billion and $68.61 billion as of August 2005 and November 2004, respectively.

Long-term borrowings are set forth below:

	As of
	August	November
	2005	2004
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$36,075	$32,078
Non-U.S. dollar	16,928	12,553
Floating rate obligations (2)
U.S. dollar	33,013	26,033
Non-U.S. dollar	15,589	10,032

Total	$101,605	$80,696

(1)	As of both August 2005 and November 2004, interest rates on U.S. dollar fixed rate obligations ranged from 2.85% to 12.00%. As of August 2005 and November 2004, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.08% to 8.88% and from 0.70% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay. Long-term borrowings include nonrecourse debt issued by the following subsidiaries:

	As of
	August	November
	2005	2004
	(in millions)

William Street Funding Corporation	$5,105	$5,144
Variable interest entities	5,420	4,546
Other subsidiaries	3,443	2,364

Total (1)	$13,968	$12,054

(1)	Includes $1.87 billion and $978 million of nonrecourse debt issued by the firm’s consolidated power plant operations as of August 2005 and November 2004, respectively.

Long-term borrowings by fiscal maturity date are set forth below:

	As of
	August 2005 (1) (2)			November 2004 (1) (2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2006	$6,399	$1,226	$7,625	$10,691	$2,616	$13,307
2007	9,662	974	10,636	7,116	948	8,064
2008	6,053	3,022	9,075	4,626	3,179	7,805
2009	9,391	3,669	13,060	9,061	4,116	13,177
2010-thereafter	37,583	23,626	61,209	26,617	11,726	38,343

Total	$69,088	$32,517	$101,605	$58,111	$22,585	$80,696

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of the firm are reflected at their contractual maturity dates. Certain long-term borrowings that may be redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The effective weighted average interest rates for long-term borrowings, after hedging activities, are set forth below:

	As of
	August		November
	2005		2004
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$2,300	7.45%	$2,383	6.56%
Floating rate obligations	99,305	3.85	78,313	2.48

Total	$101,605	3.93	$80,696	2.60

Deferrable Interest Junior Subordinated Debentures

In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the firm for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from Group Inc. and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of August 2005, the firm held all of the common beneficial interests.

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

Commitments

The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $48.08 billion and $48.32 billion as of August 2005 and November 2004, respectively.

In connection with its lending activities, the firm had outstanding commitments of $38.40 billion and $27.72 billion as of August 2005 and November 2004, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements.

As of August 2005 and November 2004, $13.95 billion and $9.40 billion, respectively, of the firm’s outstanding commitments to extend credit have been issued through the William Street credit extension program. These commitments were primarily issued through William Street Commitment Corporation (Commitment Corp), a consolidated wholly owned subsidiary of Group Inc. Another consolidated wholly owned subsidiary, William Street Funding Corporation (Funding Corp), was formed to raise funding to support the William Street credit extension program. Commitment Corp and Funding Corp are each separate corporate entities, with assets and liabilities that are legally separated from the other assets and liabilities of the firm. Accordingly, the assets of Commitment Corp and of Funding Corp will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp or Funding Corp, except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided to the firm by SMFG. The firm has also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $9.89 billion and $11.15 billion as of August 2005 and November 2004, respectively.

The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $3.85 billion and $1.04 billion in corporate and real estate investment funds as of August 2005 and November 2004, respectively.

The firm had construction-related commitments of $70 million and $107 million as of August 2005 and November 2004, respectively, and other purchase commitments of $489 million and $242 million as of August 2005 and November 2004, respectively.

On August 22, 2005, the firm entered into an agreement to acquire the variable annuity and variable life insurance business of Allmerica Financial Corporation Allmerica, including its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company, for approximately $275 million upfront and an estimated $70 million over three years. The purchase price will be finalized at closing, which is expected to occur in the firm’s fiscal first quarter of 2006. In connection with the acquisition, approximately $3 billion of mutual fund assets are expected to be managed by the firm.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, are set forth below:

(in millions)

Minimum rental payments
Remainder of 2005	$104
2006	400
2007	546
2008	344
2009	345
2010-thereafter	2,435

Total	$4,174

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

The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. In connection with certain asset sales and securitization transactions, the firm guarantees the collection of contractual cash flows. In connection with its merchant banking activities, the firm may issue loan guarantees to secure financing and to obtain preferential terms. In addition, the firm provides letters of credit and other guarantees, on a limited basis, to enable clients to enhance their credit standing and complete transactions.

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

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of August 2005 and November 2004:

		As of August 2005
		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying	Remainder	2006-	2008-	2010-
	Value	of 2005	2007	2009	Thereafter	Total
		(in millions)

Derivatives (1)	$8,249	$188,446	$293,140	$227,644	$432,835	$1,142,065
Securities lending indemnifications (2)	—	11,287	—	—	—	11,287
Guarantees of trust preferred beneficial interest (3)	—	—	349	349	7,025	7,723
Guarantee of the collection of contractual cash flows	2	14	148	30	20	212
Merchant banking fund-related commitments	—	4	16	33	4	57
Letters of credit and other guarantees	65	330	192	9	221	752

(1)	The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held by the lenders in connection with securities lending indemnifications was $11.70 billion as of August 2005.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust (see Note 5 for further information regarding the Trust).

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

		As of November 2004
		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying		2006-	2008-	2010-
	Value	2005	2007	2009	Thereafter	Total
		(in millions)

Derivatives (1)	$6,752	$269,246	$96,829	$175,910	$349,789	$891,774
Securities lending indemnifications (2)	—	14,737	—	—	—	14,737
Guarantees of trust preferred beneficial interest (3)	—	174	349	349	7,025	7,897
Guarantee of the collection of contractual cash flows	16	47	162	57	20	286
Merchant banking fund-related commitments	—	19	41	—	5	65
Letters of credit and other guarantees	44	93	123	9	80	305

(1)	The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held by the lenders in connection with securities lending indemnifications was $15.28 billion as of November 2004.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust (see Note 5 for further information regarding the Trust).

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm may agree to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of August 2005 and November 2004.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees. However, management believes that it is unlikely the firm will have to make material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of August 2005 and November 2004.

Note 7.	Shareholders’ Equity

On September 16, 2005, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.25 per common share to be paid on November 21, 2005 to common shareholders of record on October 24, 2005.

On April 25, 2005, the firm issued 30,000 shares of perpetual Floating Rate Non-Cumulative Preferred Stock, Series A (Series A Preferred Stock), par value $0.01, out of a total of 50,000 shares of Series A Preferred Stock authorized for issuance. Each share of Series A Preferred Stock has a liquidation preference of $25,000 and is represented by 1,000 depositary shares. The Series A Preferred Stock is redeemable at the firm’s option starting on April 25, 2010 at a redemption price equal to $25,000 per share plus declared and unpaid dividends. The redemption value of the Series A Preferred Stock is $750 million. The Series A Preferred Stock has a preference over the firm’s common stock for the payment of dividends (as described in the terms of the Series A Preferred Stock). Any dividends declared on the preferred stock will be payable quarterly in arrears at an annual rate equal to the greater of (i) 0.75% above three-month LIBOR on the related LIBOR determination date or (ii) 3.75%. On September 16, 2005, the Board declared a dividend of $288.14 per share of Series A Preferred Stock (equivalent to $0.29 per depositary share) to be paid on November 10, 2005 to preferred shareholders of record on October 26, 2005.

During the three and nine months ended August 2005, the firm repurchased 16.3 million shares and 43.3 million shares of the firm’s common stock, respectively. The average price paid per share for repurchased shares was $106.76 and $107.37 for the three and nine months ended August 2005, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, the firm cancelled 1.6 million restricted stock units at an average price of $104.72 per unit during the first nine months of 2005. As of August 2005, the remaining share authorization under the firm’s repurchase program was 3.2 million shares. On September 16, 2005, the Board authorized the repurchase of an additional 60.0 million shares of common stock pursuant to the firm’s existing share repurchase program.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the firm’s accumulated other comprehensive income by type:

	As of
	August	November
	2005	2004
	(in millions)

Currency translation adjustment, net of tax	$(4)	$11
Net gains on cash flow hedges, net of tax	7	—
Net unrealized holding gains, net of tax (1)	15	—

Total accumulated other comprehensive income, net of tax	$18	$11

(1)	Consists of net unrealized gains on available-for-sale securities held by investments accounted for under the equity method.

Note 8.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004
	(in millions, except per share amounts)

Numerator for basic and diluted EPS — earnings applicable to common shareholders	$1,608	$879	$3,985	$3,359

Denominator for basic EPS — weighted average number of common shares	473.3	489.2	484.3	489.7
Effect of dilutive securities
Restricted stock units	10.4	7.5	9.2	10.3
Stock options	10.5	8.3	11.7	11.8

Dilutive potential common shares	20.9	15.8	20.9	22.1

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	494.2	505.0	505.2	511.8

Basic EPS	$3.40	$1.80	$8.23	$6.86
Diluted EPS	3.25	1.74	7.89	6.56

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004
	(in millions)

Number of antidilutive options, end of period	1	28	1	1

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

As of August 2005 and November 2004, goodwill of $3.10 billion and $3.18 billion, respectively, was included in “Other assets” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of
		August	November
		2005	2004
		(in millions)

Customer lists (1)	Gross carrying amount	$1,021	$1,021
	Accumulated amortization	(231)	(193)

	Net carrying amount	$790	$828

Power contracts (2)	Gross carrying amount	$794	$—
	Accumulated amortization	(34)	—

	Net carrying amount	$760	$—

New York Stock Exchange (NYSE) specialist rights	Gross carrying amount	$714	$714
	Accumulated amortization	(128)	(107)

	Net carrying amount	$586	$607

Exchange-traded fund (ETF) and option specialist rights	Gross carrying amount	$141	$145
	Accumulated amortization	(27)	(24)

	Net carrying amount	$114	$121

Other (3)	Gross carrying amount	$314	$298
	Accumulated amortization	(196)	(165)

	Net carrying amount	$118	$133

Total	Gross carrying amount	$2,984	$2,178
	Accumulated amortization	(616)	(489)

	Net carrying amount	$2,368	$1,689

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists acquired in the firm’s combination with SLK LLC (SLK) and financial counseling customer lists acquired in the firm’s combination with The Ayco Company, L.P.

(2)	Primarily relates to above-market power contracts acquired in the firm’s combinations with Cogentrix Energy, Inc. and National Energy & Gas Transmission Co. (NEGT). The firm closed on its acquisition of NEGT and recorded purchase price allocation adjustments for NEGT and Cogentrix Energy, Inc. in fiscal 2005. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of the firm’s secured short-term and long-term borrowings.

(3)	Primarily includes technology-related assets acquired in the firm’s combination with SLK.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Estimated future amortization expense for existing identifiable intangible assets is set forth below:

(in millions)

Remainder of 2005	$43
2006	173
2007	168
2008	140
2009	138
2010	138

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	August	November
	2005	2004
	(in millions)

Goodwill and identifiable intangible assets (1)	$5,472	$4,871
Property, leasehold improvements and equipment (2)	4,809	4,083
Equity-method investments and joint ventures	2,645	2,447
Income tax-related assets	1,232	777
Miscellaneous receivables and other	2,613	2,965

Total	$16,771	$15,143

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(2)	Net of accumulated depreciation and amortization of $4.52 billion and $4.23 billion for August 2005 and November 2004, respectively.

Other Liabilities

Other liabilities and accrued expenses primarily includes compensation and benefits, minority interest in certain consolidated entities, litigation liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	August	November
	2005	2004
	(in millions)

Compensation and benefits	$6,185	$5,571
Minority interest	3,078	1,809
Accrued expenses and other payables	3,836	2,980

Total	$13,099	$10,360

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Employee Benefit Plans

The firm sponsors various pension plans and certain other postretirement benefit plans, primarily healthcare and life insurance. The firm also provides certain benefits to former or inactive employees prior to retirement.

Defined Benefit Pension Plans and Postretirement Plans

The firm maintains a defined benefit pension plan for substantially all U.S. employees hired prior to November 1, 2003. As of November 2004, this plan has been closed to new participants and no further benefits will be accrued to existing participants. Employees of certain non-U.S. subsidiaries participate in various local defined benefit plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. In addition, the firm has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and their dependents covered under the U.S. benefits program.

The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004
	(in millions)

U.S. pension
Service cost	$—	$2	$—	$8
Interest cost	5	3	15	13
Expected return on plan assets	(7)	(5)	(20)	(17)
Net amortization	1	2	4	4

Total	$(1)	$2	$(1)	$8

Non-U.S. pension
Service cost	$11	$11	$34	$35
Interest cost	5	5	15	13
Expected return on plan assets	(5)	(4)	(17)	(14)
Net amortization	3	2	9	8
Other (1)	—	—	(17)	—

Total	$14	$14	$24	$42

Postretirement
Service cost	$3	$2	$10	$6
Interest cost	3	3	9	9
Net amortization	1	4	3	8

Total	$7	$9	$22	$23

(1)	Represents a benefit in the first quarter of fiscal 2005 as a result of the termination of a Japanese pension plan.

The firm will contribute a minimum of $7 million to its pension plans and $7 million to its postretirement plans in fiscal 2005.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.	Regulated Subsidiaries

The firm is regulated by the SEC as a consolidated supervised entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and, accordingly, is subject to minimum capital requirements on a consolidated basis. As of August 2005, the firm was in compliance with the CSE capital requirements.

The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Minimum Net Capital Requirement” as permitted under Rule 15c3-1. As of August 2005, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of August 2005, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

The firm’s principal international regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs (Japan) Ltd. (GSJL). GSI, a registered U.K. broker-dealer, is subject to the capital requirements of the Financial Services Authority, and GSJL, a Tokyo-based broker-dealer, is subject to the capital requirements of the Financial Services Agency. As of August 2005, GSI and GSJL were in compliance with their local capital adequacy requirements.

Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of August 2005, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months		Nine Months
		Ended August		Ended August
		2005	2004	2005	2004
		(in millions)

Investment	Net revenues	$1,015	$890	$2,723	$2,606
Banking	Operating expenses	887	814	2,392	2,282

	Pre-tax earnings	$128	$76	$331	$324

	Segment assets	$3,048	$2,818	$3,048	$2,818

Trading and Principal	Net revenues	$5,062	$2,699	$12,258	$10,448
Investments	Operating expenses	3,231	1,805	8,025	6,683

	Pre-tax earnings	$1,831	$894	$4,233	$3,765

	Segment assets	$482,905	$323,574	$482,905	$323,574

Asset Management and	Net revenues	$1,208	$941	$3,515	$2,915
Securities Services	Operating expenses	754	621	2,254	1,959

	Pre-tax earnings	$454	$320	$1,261	$956

	Segment assets	$183,565	$159,790	$183,565	$159,790

Total	Net revenues	$7,285	$4,530	$18,496	$15,969
	Operating expenses (1)	4,880	3,237	12,702	11,007

	Pre-tax earnings	$2,405	$1,293	$5,794	$4,962

	Total assets (2)	$669,518	$486,686	$669,518	$486,686

(1)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $(6) million and $20 million for the three and nine months ended August 2004, respectively, and (ii) a change in net provisions for a number of litigation and regulatory proceedings of $8 million and $3 million for the three months ended August 2005 and August 2004, respectively, and $31 million and $63 million for the nine months ended August 2005 and August 2004, respectively.

(2)	Includes certain assets that management believes are not allocable to a particular segment for the three months and nine months ended August 2004.

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and subsidiaries (the Company) at August 26, 2005, the related condensed consolidated statements of earnings for the three and nine months ended August 26, 2005 and August 27, 2004, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended August 26, 2005, the condensed consolidated statements of cash flows for the nine months ended August 26, 2005 and August 27, 2004, and the condensed consolidated statements of comprehensive income for the three and nine months ended August 26, 2005 and August 27, 2004. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
September 26, 2005

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

Unless specifically stated otherwise, all references to August 2005 and August 2004 refer to our fiscal periods ended, or the dates, as the context requires, August 26, 2005 and August 27, 2004, respectively. All references to November 2004, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 26, 2004.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview

Our diluted earnings per common share were $3.25 for the third quarter of 2005, an 87% increase compared with the same period last year. Annualized return on average tangible common shareholders’ equity was 32.0% (1) and annualized return on average common shareholders’ equity was 25.1%. The increase in our third quarter results reflected a particularly strong performance in Trading and Principal Investments as well as higher net revenues in Asset Management and Securities Services and Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in Principal Investments, which included a gain of $498 million (as compared with a loss of $245 million in the third quarter of 2004) related to our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG). Our results also reflected increased gains and overrides from other corporate and, to a lesser extent, real estate principal investments. In addition, net revenues in Fixed Income, Currency and Commodities

(1)	Annualized return on average tangible common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of annualized return on average tangible common shareholders’ equity.

(FICC) were significantly higher compared with the same prior year period, reflecting strength across the franchise. During the third quarter, FICC operated in a favorable environment as credit markets strengthened and customer-driven activity was strong. Equities also generated significantly higher net revenues, reflecting strong performance across all major businesses. During the quarter, Equities also operated in a favorable environment, characterized by strong customer-driven activity and generally higher equity prices. The increase in Asset Management and Securities Services net revenues compared with the third quarter of 2004 primarily reflected higher assets under management and continued growth in our prime brokerage business. The increase in Investment Banking net revenues was principally due to higher net revenues in Financial Advisory, primarily reflecting an increase in industry-wide completed mergers and acquisitions.

Our diluted earnings per common share were $7.89 for the nine months ended August 2005, a 20% increase compared with the same period last year. Annualized return on average tangible common shareholders’ equity was 26.2% (1) and annualized return on average common shareholders’ equity was 20.7%. Our results in the first nine months of 2005 reflected higher net revenues in Trading and Principal Investments and Asset Management and Securities Services as well as improved results in Investment Banking. Trading and Principal Investments results reflected higher net revenues in FICC, as the business operated in a generally favorable environment, characterized by strong customer-driven activity, narrow credit spreads and volatile commodity markets. The increase in FICC was driven by significantly higher net revenues in credit products as well as higher net revenues in commodities and currencies, partially offset by lower net revenues in interest rate products and, to a lesser extent, mortgages. Net revenues in Equities also increased, reflecting significantly higher net revenues in principal strategies as well as increased net revenues in shares and derivatives. During the first nine months of 2005, Equities operated in an environment characterized by strong customer-driven activity, generally higher equity prices and low market volatility. In addition, net revenues in Principal Investments increased compared with the same prior year period, primarily due to an improved performance related to our investment in the convertible preferred stock of SMFG as well as gains and overrides from real estate and other corporate principal investments. The increase in Asset Management and Securities Services net revenues compared with the first nine months of 2004 primarily reflected growth in our prime brokerage business and higher assets under management. The increase in Investment Banking net revenues primarily reflected higher net revenues in debt underwriting, partially offset by lower net revenues in equity underwriting.

Our operating results for the first nine months of 2005 reflected generally favorable market conditions and strong customer activity levels. We continued to see favorable trading and investing opportunities for ourselves and our clients, particularly during our third fiscal quarter. Consequently, during the third quarter our market risk increased, particularly in Equities, as we capitalized on these opportunities. We also continued to focus on managing our capital base, with the goal of optimizing our returns while, at the same time, growing our business. For the first nine months of 2005, we repurchased 43.3 million shares of our common stock at a cost of $4.65 billion. On September 16, 2005, the Board of Directors of Goldman Sachs authorized the repurchase of an additional 60.0 million shares of common stock pursuant to the existing common stock repurchase program. With respect to the regulatory environment, financial services firms continued to be under intense scrutiny, with the volume and amount of claims against financial institutions and other related costs remaining significant. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high.

Though our operating results were strong in the first nine months of 2005, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially

(1)	Annualized return on average tangible common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of annualized return on average tangible common shareholders’ equity.

affected by conditions in global financial markets and economic conditions generally. For a further discussion of these trends and other factors affecting our businesses, see “Business — Certain Factors That May Affect Our Business” in Part I, Item 1 of the Annual Report on Form  10-K.

Business Environment

Global economic conditions improved steadily throughout our third fiscal quarter as industrial production increased and business confidence strengthened. Although significantly higher commodity prices exerted some pressure on inflation, financial conditions across the major economies remained favorable during the quarter. These conditions were reflected in generally higher global equity prices, particularly in Asia and Europe. In the fixed income markets, corporate credit spreads tightened and the U.S. yield curve continued to flatten, as the spread between the 2-year and 10-year U.S. Treasury note yields declined by 30 basis points to 13 basis points. In addition, although industry-wide announced mergers and acquisitions declined from the second quarter, industry-wide completed mergers and acquisitions and equity and equity-related underwriting volumes increased significantly.

In the United States, the pace of economic growth increased during our fiscal quarter as domestic demand strengthened and a period of inventory adjustment came to an end. Business and consumer confidence also improved, while unemployment levels remained steady. While commodity prices increased significantly, measures of core inflation remained firm. The U.S. Federal Reserve continued to raise its federal funds rate target during the quarter, increasing the benchmark rate by 50 basis points to 3.50%. Long-term bond yields rose steadily in the middle of the quarter, but declined toward the end of August. The 10-year U.S. Treasury note yield ended the quarter 11 basis points higher at 4.19%. In the equity markets, the NASDAQ Composite Index and S&P 500 Index increased 2% and 1%, respectively, while the Dow Jones Industrial Average fell by 1%.

Early in the quarter, Europe appeared to benefit from improved global economic conditions, as evidenced by a moderate, but geographically broad-based improvement in business confidence. However, rising commodities prices led to higher inflation late in the quarter and the weak labor market continued to weigh on consumer confidence and spending. Accordingly, the European Central Bank left rates unchanged during the quarter. The U.K. economy showed continued modest growth, though signs of weakness in some data prompted the Bank of England to lower interest rates by 25 basis points to 4.50% in August. Despite the modest economic growth, the FTSE 100 Index increased 5% during the quarter and continental European equity markets generally increased as well. Long-term yields in both continental Europe and the U.K. ended the quarter lower.

Real gross domestic product growth in Japan strengthened throughout the quarter, reflecting continued growth in domestic demand and continued recovery in exports. In addition, deflationary pressures appeared to be receding towards the end of the quarter. These conditions were reflected in an 11% increase in the Nikkei 225 Index during the quarter. In China, economic growth remained steady, also supported by solid domestic demand and export growth. China’s modest currency revaluation in July did not result in further significant exchange rate developments in the region. Elsewhere in Asia, domestic demand remained firm throughout the quarter. Regional equity markets, including Hong Kong, Korea and Taiwan, generally rose during the quarter.

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

In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:

Financial Instruments by Category
 (in millions)

	As of August 2005				As of November 2004
			Financial				Financial
	Financial		Instruments Sold,		Financial		Instruments Sold,
	Instruments		But Not Yet		Instruments		But Not Yet
	Owned, At		Purchased, At		Owned, At		Purchased, At
	Fair Value		Fair Value		Fair Value		Fair Value

Cash trading instruments	$179,082		$87,259		$143,376		$68,096
Derivative contracts	62,873		60,997		62,495		64,001
Principal investments	5,887	(1)	1,082	(2)	4,654	(1)	—

Total	$247,842		$149,338		$210,525		$132,097

(1)	Excludes assets of $1.75 billion and $1.28 billion in consolidated employee-owned merchant banking funds as of August 2005 and November 2004, respectively.

(2)	Represents an economic hedge on the majority of the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. For a further discussion of our investment in SMFG, see “— Principal Investments” below.

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

The following table sets forth the valuation of our cash trading instruments by level of price transparency:

Cash Trading Instruments by Price Transparency
 (in millions)

	As of August 2005		As of November 2004
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$166,419	$87,092	$130,908	$67,948
Little or no price transparency	12,663	167	12,468	148

Total	$179,082	$87,259	$143,376	$68,096

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

Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:

Derivative Assets and Liabilities
 (in millions)

	As of August 2005				As of November 2004
	Assets		Liabilities		Assets		Liabilities

Exchange-traded derivatives	$8,386		$7,153		$5,464		$5,905
OTC derivatives	54,487		53,844		57,031		58,096

Total (1)	$62,873	(2)	$60,997	(3)	$62,495	(2)	$64,001	(3)

(1)	The fair values of our derivative assets and liabilities include cash we have paid and received (for example, option premiums or cash paid or received pursuant to credit support agreements) and may change significantly from period to period based on, among other factors, changes in our trading positions and market movements.

(2)	Reflected net of cash received pursuant to credit support agreements of $23.08 billion and $18.65 billion as of August 2005 and November 2004, respectively.

(3)	Reflected net of cash paid pursuant to credit support agreements of $19.79 billion and $5.45 billion as of August 2005 and November 2004, respectively.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
 (in millions)

	As of August 2005
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,117	$456	$5,772	$6,396	$6,930	$21,671
Currencies	3,698	750	2,124	1,768	960	9,300
Commodities	5,400	1,797	9,846	2,135	91	19,269
Equities	1,233	1,132	662	1,098	122	4,247

Total	$12,448	$4,135	$18,404	$11,397	$8,103	$54,487

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,309	$351	$6,028	$3,862	$6,624	$19,174
Currencies	4,388	717	3,106	561	1,010	9,782
Commodities	4,492	2,869	8,255	3,021	210	18,847
Equities	1,178	1,227	1,781	1,677	178	6,041

Total	$12,367	$5,164	$19,170	$9,121	$8,022	$53,844

	As of November 2004
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,475	$451	$5,682	$4,250	$12,743	$24,601
Currencies	9,570	1,499	3,670	2,320	1,198	18,257
Commodities	2,943	1,164	5,581	1,108	160	10,956
Equities	1,311	813	457	634	2	3,217

Total	$15,299	$3,927	$15,390	$8,312	$14,103	$57,031

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,854	$789	$7,366	$7,136	$5,658	$22,803
Currencies	9,577	1,580	4,456	2,755	1,184	19,552
Commodities	3,791	1,425	4,522	814	107	10,659
Equities	1,409	1,304	1,114	1,084	171	5,082

Total	$16,631	$5,098	$17,458	$11,789	$7,120	$58,096

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

The following table sets forth the carrying value of our principal investments portfolio:

Principal Investments
 (in millions)

	As of August 2005				As of November 2004
	Corporate	Real Estate	Total		Corporate	Real Estate	Total

Private	$1,506	$772	$2,278		$935	$769	$1,704
Public	322	31	353		343	51	394

Subtotal (1)	1,828	803	2,631		1,278	820	2,098
SMFG convertible preferred stock (2)	3,256	—	3,256	(3)	2,556	—	2,556

Total	$5,084	$803	$5,887		$3,834	$820	$4,654

(1)	Excludes assets of $1.75 billion and $1.28 billion in consolidated employee-owned merchant banking funds as of August 2005 and November 2004, respectively.

(2)	The fair value of our Japanese yen-denominated investment in the convertible preferred stock of SMFG includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar carrying value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(3)	Excludes an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. As of August 26, 2005, the fair value of this hedge was $1.08 billion and is reflected in “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition. For a further discussion of the restrictions on our ability to hedge or sell the common stock underlying our investment in SMFG, see below.

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

Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity and downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear. During the third quarter, the fair value of our investment (excluding the economic hedge on unrestricted shares of common stock underlying our investment) increased 26% (expressed in Japanese yen), primarily due to an increase in the SMFG common stock price and, to a lesser extent, the impact of the passage of time in respect of the transfer restrictions on the underlying common stock.

Our convertible preferred investment is generally nontransferable. Restrictions on our ability to hedge or sell one-third of the common stock underlying our investment in SMFG lapsed in February 2005. As of the date of this filing, we were fully hedged with respect to these unrestricted shares. Restrictions on our ability to hedge or sell the remaining shares of common stock underlying our investment in SMFG will lapse in equal installments on February 7, 2006 and February 7, 2007. The current conversion price of our SMFG preferred stock into shares of SMFG common stock is ¥322,300, but this price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥106,300).

Controls Over Valuation of Financial Instruments. Proper controls, independent of the trading and principal investing functions, are fundamental to ensuring that our financial instruments are appropriately and consistently valued and that fair value measurements are reliable. This is particularly important in valuing instruments with lower levels of price transparency.

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading functions, is responsible for the oversight of control and valuation policies and procedures and reporting the results of such work to the Audit Committee. We seek to maintain the necessary resources, with the appropriate experience and training, to ensure that control and independent price verification functions are performed to the highest standards. In addition, we employ procedures for the approval of new transaction types and markets, independent price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. More specifically, as it relates to cash trading instruments with little or no price transparency, we employ, where possible, procedures that include comparisons with similar observable positions, analysis of actual to projected cash flows, comparisons with subsequent sales and discussions with senior business leaders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of the Annual Report on Form 10-K for a further discussion on how we manage the risks inherent in our trading and principal investing businesses.

Goodwill and Identifiable Intangible Assets

As a result of our business combinations, principally with SLK LLC (SLK) in fiscal 2000, Cogentrix Energy, Inc. (Cogentrix) in fiscal 2004 and National Energy & Gas Transmission, Inc. (NEGT) in fiscal 2005, we have acquired goodwill and identifiable intangible assets. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
 (in millions)

	As of
	August	November
	2005	2004

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	56	135
Equities (1)	2,381	2,382
Principal Investments	1	—
Asset Management and Securities Services
Asset Management (2)	424	423
Securities Services	117	117

Total	$3,104	$3,182

(1)	Primarily related to our combinations with SLK and The Hull Group.

(2)	Primarily related to our combination with The Ayco Company, L.P. (Ayco).

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
 ($ in millions)

	As of August 2005		As of November 2004
		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$790	6 – 20	$ 828
Power contracts (2)	760	2 – 31	—
New York Stock Exchange (NYSE) specialist rights	586	22 – 24	607
Exchange-traded fund (ETF) and option specialist rights	114	22	121
Other (3)	118	2 – 7	133

Total	$2,368		$1,689

(1)	Primarily includes our clearance and execution and NASDAQ customer lists acquired in our combination with SLK and financial counseling customer lists acquired in our combination with Ayco.

(2)	Primarily relates to above-market power contracts acquired in our combinations with Cogentrix and NEGT. We closed on our acquisition of NEGT and recorded purchase price allocation adjustments for NEGT and Cogentrix in fiscal 2005. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of our secured short-term and long-term borrowings.

(3)	Primarily includes technology-related assets acquired in our combination with SLK.

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

A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our equity-based compensation programs. We target compensation and benefits at 50% (plus or minus a few percentage points) of consolidated net revenues. Over the past five years, our ratio of compensation and benefits (assuming that employee stock options were expensed in all prior years) to net revenues has been at or above 50% twice and below 50% three times.

We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. Consequently, we have generally accrued interim compensation and benefits at our stated annual target of 50% of net revenues. As a result, our fourth quarter reflects an adjustment for the difference between the actual compensation and benefits we determine at year end and the 50% accrual recorded through the end of the third quarter. This adjustment, which can be significantly influenced by changes in the factors referenced above, has been, and may be in the future, material to our results of operations in the fourth quarter.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended May 27, 2005 and February 25, 2005 and in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
 ($ in millions, except per share amounts)

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004

Net revenues	$7,285	$4,530	$18,496	$15,969
Pre-tax earnings	2,405	1,293	5,794	4,962
Net earnings	1,617	879	3,994	3,359
Net earnings applicable to common shareholders	1,608	879	3,985	3,359
Diluted earnings per common share	3.25	1.74	7.89	6.56
Annualized return on average common shareholders’ equity (1)	25.1%	15.1%	20.7%	19.8%
Annualized return on average tangible common shareholders’ equity (2)	32.0%	19.2%	26.2%	25.3%

(1)	Annualized return on average common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock less goodwill and identifiable intangible assets. We believe that annualized return on average tangible common shareholders’ equity is a meaningful measure of performance because it excludes the portion of our common shareholders’ equity attributable to goodwill and identifiable intangible assets. As a result, this calculation measures corporate performance in a manner that treats underlying businesses consistently, whether they were acquired or developed internally. Annualized return on average tangible common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. The following table sets forth the reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004
	(in millions)

Total shareholders’ equity	$26,405	$23,214	$26,100	$22,616
Deduct: Preferred stock	(750)	—	(375)	—

Common shareholders’ equity	$25,655	$23,214	$25,725	$22,616
Deduct: Goodwill and identifiable intangible assets	(5,552)	(4,900)	(5,483)	(4,933)

Tangible common shareholders’ equity	$20,103	$18,314	$20,242	$17,683

Net Revenues

Three Months Ended August 2005 versus August 2004. Our net revenues were $7.29 billion in the third quarter of 2005, an increase of 61% compared with the third quarter of 2004, reflecting a particularly strong performance in Trading and Principal Investments as well as higher net revenues in Asset Management and Securities Services and Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in Principal Investments, which included a gain of $498 million (as compared with a loss of $245 million in the third quarter of 2004) related to our investment in the convertible preferred stock of SMFG. Our results also reflected increased gains and overrides from other corporate and, to a lesser extent, real estate principal investments. In addition, net revenues in FICC were significantly higher compared with the same prior year period, reflecting strength across the franchise. During the third quarter,

FICC operated in a favorable environment as credit markets strengthened and customer-driven activity was strong. Equities also generated significantly higher net revenues, reflecting strong performance across all major businesses. During the quarter, Equities also operated in a favorable environment, characterized by strong customer-driven activity and generally higher equity prices. The increase in Asset Management and Securities Services net revenues compared with the third quarter of 2004 primarily reflected higher assets under management and continued growth in our prime brokerage business. The increase in Investment Banking net revenues was principally due to higher net revenues in Financial Advisory, primarily reflecting an increase in industry-wide completed mergers and acquisitions.

Nine Months Ended August 2005 versus August 2004. Our net revenues were $18.50 billion in the first nine months of 2005, an increase of 16% compared with the same period last year, reflecting higher net revenues in Trading and Principal Investments and Asset Management and Securities Services as well as improved results in Investment Banking. Trading and Principal Investments results reflected higher net revenues in FICC, as the business operated in a generally favorable environment, characterized by strong customer-driven activity, narrow credit spreads and volatile commodity markets. The increase in FICC was driven by significantly higher net revenues in credit products as well as higher net revenues in commodities and currencies, partially offset by lower net revenues in interest rate products and, to a lesser extent, mortgages. Net revenues in Equities also increased, reflecting significantly higher net revenues in principal strategies as well as increased net revenues in shares and derivatives. During the first nine months of 2005, Equities operated in an environment characterized by strong customer-driven activity, generally higher equity prices and low market volatility. In addition, net revenues in Principal Investments increased compared with the same prior year period, primarily due to an improved performance related to our investment in the convertible preferred stock of SMFG as well as gains and overrides from real estate and other corporate principal investments. The increase in Asset Management and Securities Services net revenues compared with the first nine months of 2004 primarily reflected growth in our prime brokerage business and higher assets under management. The increase in Investment Banking net revenues primarily reflected higher net revenues in debt underwriting, partially offset by lower net revenues in equity underwriting.

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

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
 ($ in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004

Compensation and benefits (1)	$3,642	$2,269	$9,248	$8,035
Brokerage, clearing and exchange fees	271	228	797	713
Market development	92	76	268	214
Communications and technology	124	111	365	343
Depreciation and amortization	125	117	371	373
Amortization of identifiable intangible assets	31	31	93	94
Occupancy	200	157	534	483
Professional fees	117	91	322	237
Other expenses	278	157	704	515

Total non-compensation expenses	1,238	968	3,454	2,972

Total operating expenses	$4,880	$3,237	$12,702	$11,007

Employees at period end (2) (3)	22,032	20,347

(1)	Includes the amortization of employee initial public offering and acquisition awards of $5 million for each of the three month periods ended August 2005 and August 2004, respectively, and $16 million and $51 million for the nine months ended August 2005 and August 2004, respectively.

(2)	Excludes 1,377 and 1,152 employees as of August 2005 and August 2004, respectively, of Goldman Sachs’ consolidated property management and loan servicing subsidiaries. Compensation and benefits includes $45 million and $35 million for the three months ended August 2005 and August 2004, respectively, attributable to these subsidiaries, the majority of which is reimbursed to Goldman Sachs by the investment funds for which these companies manage properties and perform loan servicing. Such reimbursements are recorded in net revenues.

(3)	Excludes 7,094 and 298 employees as of August 2005 and August 2004, respectively, of consolidated entities held for investment purposes. Compensation and benefits includes $50 million and $2 million for the three months ended August 2005 and August 2004, respectively, attributable to these consolidated entities. Consolidated entities held for investment purposes includes entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities which are not closely related to our principal businesses.

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and the remaining non-compensation expenses by line item:

Non-Compensation Expenses
 (in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004

Non-compensation expenses of consolidated investments (1)	$100	$6	$164	$14

Non-compensation expenses excluding consolidated investments
Brokerage, clearing and exchange fees	271	228	797	713
Market development	86	76	258	214
Communications and technology	122	111	363	343
Depreciation and amortization	114	117	354	373
Amortization of identifiable intangible assets	31	31	93	94
Occupancy	186	157	508	483
Professional fees	114	91	318	237
Other expenses	214	151	599	501

Subtotal	1,138	962	3,290	2,958

Total non-compensation expenses, as reported	$1,238	$968	$3,454	$2,972

(1)	Consolidated entities held for investment purposes includes entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities which are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets such as golf courses and hotels in Asia, but exclude investments in entities which primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses for our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

Three Months Ended August 2005 versus August 2004. Operating expenses were $4.88 billion, 51% higher than the third quarter of 2004. Compensation and benefits expenses were $3.64 billion, 61% higher than the third quarter of 2004, commensurate with higher net revenues. The ratio of compensation and benefits to net revenues was 50.0% for the quarter, consistent with last year’s third quarter. (2)  Employment levels increased 5% during the quarter and 6% compared with the end of 2004.

Non-compensation expenses were $1.24 billion, 28% higher than the third quarter of 2004. Other expenses increased primarily due to higher expenses from consolidated entities held for investment purposes and higher levels of business activity. Brokerage, clearing and exchange fees increased due to higher transaction volumes, particularly in FICC. Occupancy expenses were higher primarily due to $20 million of costs associated with the relocation of office space as well as increased expenses related to consolidated entities held for investment purposes. Professional fees increased primarily due to higher legal fees. Market development costs increased primarily due to higher levels of business activity. Excluding non-compensation expenses related to consolidated entities held for investment purposes, non-compensation expenses were 18% higher than the third

(2)	For the three and nine months ended August 2004, the ratio of compensation and benefits to net revenues, including the amortization of employee initial public offering and acquisition awards, was 50.1% and 50.3%, respectively.

quarter of 2004. See “— Capital and Funding — Contractual Obligations and Contingent Commitments” below for a discussion of our excess office space.

Nine Months Ended August 2005 versus August 2004. Operating expenses were $12.70 billion for the first nine months of 2005, a 15% increase from the same period last year. Compensation and benefits expenses were $9.25 billion, a 15% increase from the same period last year, commensurate with higher net revenues. The ratio of compensation and benefits to net revenues was 50.0% for the nine months ended August 2005, consistent with the same period last year. (1)

Non-compensation expenses were $3.45 billion, 16% higher than the first nine months of 2004. Other expenses included net provisions for litigation and regulatory proceedings of $31 million for the first nine months of 2005 compared with $63 million for the same period last year. Excluding these provisions, other expenses increased $221 million, primarily due to higher expenses from consolidated entities held for investment purposes and higher levels of business activity. Professional fees were higher, primarily due to increased legal and consulting fees. Brokerage, clearing and exchange fees increased, primarily reflecting higher transaction volumes, particularly in FICC. Market development costs were higher, primarily due to increased levels of business activity. Occupancy expenses increased, primarily due to higher expenses from consolidated entities held for investment purposes and costs associated with the relocation of office space. Excluding non-compensation expenses related to consolidated entities held for investment purposes, non-compensation expenses were 11% higher than the first nine months of 2004. See “— Capital and Funding — Contractual Obligations and Contingent Commitments” below for a discussion of our excess office space.

Provision for Taxes

The provision for taxes for the three and nine months ended August 2005 was $788 million and $1.80 billion, respectively. The effective income tax rate for the first nine months of 2005 was 31.1%, up from 29.9% for the first six months of 2005. Excluding the impact of audit settlements in 2005, the effective income tax rate for the first nine months of 2005 would have been 32.9%, essentially unchanged from the first six months of 2005 and up from 31.8% for fiscal year 2004. The increase in the effective tax rate for the first nine months of 2005 compared with fiscal year 2004 was primarily due to lower tax credits and increased state and local taxes in 2005.

(1)	For the three and nine months ended August 2004, the ratio of compensation and benefits to net revenues, including the amortization of employee initial public offering and acquisition awards, was 50.1% and 50.3%, respectively.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months		Nine Months
		Ended August		Ended August
		2005	2004	2005	2004

Investment	Net revenues	$1,015	$890	$2,723	$2,606
Banking	Operating expenses	887	814	2,392	2,282

	Pre-tax earnings	$128	$76	$331	$324

Trading and Principal	Net revenues	$5,062	$2,699	$12,258	$10,448
Investments	Operating expenses	3,231	1,805	8,025	6,683

	Pre-tax earnings	$1,831	$894	$4,233	$3,765

Asset Management and	Net revenues	$1,208	$941	$3,515	$2,915
Securities Services	Operating expenses	754	621	2,254	1,959

	Pre-tax earnings	$454	$320	$1,261	$956

Total	Net revenues	$7,285	$4,530	$18,496	$15,969
	Operating expenses (1)	4,880	3,237	12,702	11,007

	Pre-tax earnings	$2,405	$1,293	$5,794	$4,962

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $(6) million and $20 million for the three and nine months ended August 2004, respectively, and (ii) a change in net provisions for a number of litigation and regulatory proceedings of $8 million and $3 million for the three months ended August 2005 and August 2004, respectively, and $31 million and $63 million for the nine months ended August 2005 and August 2004, respectively.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of equity, equity-related and debt instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
 (in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004

Financial Advisory	$559	$451	$1,359	$1,323
Equity underwriting	199	218	499	650
Debt underwriting	257	221	865	633

Total Underwriting	456	439	1,364	1,283

Total net revenues	1,015	890	2,723	2,606
Operating expenses	887	814	2,392	2,282

Pre-tax earnings	$128	$76	$331	$324

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
 (in billions)

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004

Announced mergers and acquisitions	$141	$108	$547	$337
Completed mergers and acquisitions	180	156	399	410
Equity and equity-related offerings (2)	14	12	33	42
Debt offerings (3)	63	56	194	181

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings and convertible offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended August 2005 versus August 2004. Net revenues in Investment Banking of $1.02 billion for the third quarter of 2005 increased 14% compared with the third quarter of 2004. Net revenues in Financial Advisory increased significantly to $559 million, which was 24% higher than the third quarter of 2004, primarily reflecting an increase in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $456 million increased 4% compared with the third quarter of 2004, reflecting higher net revenues in debt underwriting, primarily due to an increase in investment-grade issuances, partially offset by lower net revenues in equity underwriting. Our investment banking backlog decreased during the quarter, but was higher than at the end of 2004. (4)

Operating expenses of $887 million increased 9% compared with the third quarter of 2004, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings of $128 million increased 68% compared with the third quarter of 2004.

(4)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Nine Months Ended August 2005 versus August 2004. Net revenues in Investment Banking of $2.72 billion for the first nine months of 2005 increased 4% compared with the same period last year. Net revenues in Financial Advisory of $1.36 billion increased 3% compared with the first nine months of 2004. Net revenues in our Underwriting business of $1.36 billion increased 6% compared with the same period last year, reflecting significantly higher net revenues in debt underwriting, due to an increase in bank loan, mortgage and investment-grade activity, partially offset by lower net revenues in equity underwriting.

Operating expenses of $2.39 billion for the first nine months of 2005 increased 5% compared with the same period last year, primarily due to increased compensation and benefits expenses. In addition, other expenses increased principally due to higher levels of business activity. Pre-tax earnings of $331 million increased 2% compared with the same period last year.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
 (in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004

FICC	$2,626	$1,868	$6,634	$5,863

Equities trading	872	302	2,073	1,599
Equities commissions	721	608	2,175	2,049

Total Equities	1,593	910	4,248	3,648

SMFG	498	(245)	752	517

Gross gains	249	223	583	663
Gross losses	(44)	(60)	(123)	(333)

Net other corporate and real estate investments	205	163	460	330
Overrides	140	3	164	90

Total Principal Investments	843	(79)	1,376	937

Total net revenues	5,062	2,699	12,258	10,448
Operating expenses	3,231	1,805	8,025	6,683

Pre-tax earnings	$1,831	$894	$4,233	$3,765

Three Months Ended August 2005 versus August 2004. Net revenues in Trading and Principal Investments of $5.06 billion for the third quarter of 2005 increased 88% compared with the third quarter of 2004. Net revenues in FICC of $2.63 billion increased 41% compared with the third quarter of 2004. The business operated in a favorable environment as credit markets strengthened and customer-driven activity was strong. The increase in net revenues was driven by significantly higher net revenues in credit products as well as currencies. Net revenues were also higher in mortgages, while results in commodities and interest rate products were strong, but lower than the third quarter of 2004. Net revenues in Equities of $1.59 billion increased 75% compared with the third quarter of 2004, as the business operated in a favorable environment, characterized by strong customer-driven activity and generally higher equity prices. Net revenues were significantly higher in our principal strategies and customer franchise businesses. Results in principal strategies reflected strong performance across all regions and most sectors, while net revenues in our customer franchise businesses reflected improved results in shares, derivatives and convertibles. Principal Investments recorded net revenues of $843 million, reflecting a $498 million gain (as compared with a loss of $245 million in the third quarter of 2004) related to our investment in the convertible preferred stock of SMFG and $345 million in gains and overrides from other corporate and, to a lesser extent, real estate principal investments.

Operating expenses of $3.23 billion increased 79% compared with the third quarter of 2004, primarily due to increased compensation and benefits expenses driven by a higher accrual of discretionary compensation. In addition, other expenses were higher, primarily reflecting increased expenses of consolidated entities held for investment purposes and higher levels of business activity. Brokerage, clearing and exchange fees increased, primarily resulting from higher transaction volumes, particularly in FICC. Occupancy expenses increased principally due to higher expenses related to consolidated entities held for investment purposes and costs associated with the relocation of office space. Professional fees increased primarily due to higher legal fees. Pre-tax earnings of $1.83 billion increased 105% compared with the third quarter of 2004.

Nine Months Ended August 2005 versus August 2004. Net revenues in Trading and Principal Investments of $12.26 billion for the first nine months of 2005 increased 17% compared with the same period last year. Net revenues in FICC of $6.63 billion increased 13% compared with the first nine months of 2004. Although the U.S. yield curve continued to flatten during the first nine months of 2005, the business operated in a generally favorable environment characterized by strong customer-driven activity, narrow credit spreads and volatile commodity markets. The increase in net revenues was driven by significantly higher net revenues in credit products as well as higher net revenues in commodities and currencies. In addition, interest rate products and mortgages performed well, but net revenues were lower compared with the first nine months of 2004. Net revenues in Equities of $4.25 billion for the first nine months of 2005 increased 16% compared with the same period last year, reflecting significantly higher net revenues in our principal strategies business as well as increased net revenues in our customer franchise businesses. Results in principal strategies reflected strong performance across most sectors, while net revenues in our customer franchise businesses reflected improved results in shares and derivatives. During the first nine months of the year, Equities operated in an environment characterized by strong customer-driven activity, generally higher equity prices and low market volatility. Principal Investments recorded net revenues of $1.38 billion, reflecting a $752 million gain related to our investment in the convertible preferred stock of SMFG as well as $624 million in gains and overrides from real estate and other corporate principal investments.

Operating expenses of $8.03 billion increased 20% compared with the first nine months of 2004, primarily due to increased compensation and benefits expenses driven by a higher accrual of discretionary compensation. In addition, other expenses were higher, primarily reflecting increased expenses of consolidated entities held for investment purposes and higher levels of business activity. In addition, brokerage, clearing and exchange fees increased, primarily driven by higher transaction volumes, particularly in FICC. Professional fees were higher, primarily due to legal and consulting fees. Occupancy expenses increased, principally due to higher expenses related to consolidated entities held for investment purposes. Pre-tax earnings of $4.23 billion increased 12% compared with the same period last year.

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

In certain circumstances, we are entitled to receive asset management incentive fees when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. Although we have numerous incentive fee arrangements, many such arrangements have annual performance periods that end on December 31st. For that reason, such fees are seasonally weighted to our first fiscal quarter and could be material to the results of operations in that period.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
 (in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2005	2004	2005	2004

Asset Management	$731	$596	$2,169	$1,958
Securities Services	477	345	1,346	957

Total net revenues	1,208	941	3,515	2,915
Operating expenses	754	621	2,254	1,959

Pre-tax earnings	$454	$320	$1,261	$956

Assets under management typically generate fees as a percentage of asset value or based on investment performance. Assets under management include our mutual funds, alternative investment funds, separately managed accounts for institutional and individual investors and our merchant banking funds. Substantially all assets under management are valued as of calendar month end.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
 (in billions)

	As of		As of
	August 31,		November 30,
	2005	2004	2004	2003

Money markets	$98	$95	$90	$89
Fixed income and currency	161	130	139	115
Equity (1)	150	113	126	98
Alternative investments (2)	111	88	97	71

Total	$520	$426	$452	$373

(1)	Includes both our fundamental equity and quantitative equity strategies.

(2)	Includes other quantitative and/or non-traditional investment strategies (e.g., hedge funds), merchant banking funds and vehicles where we contract with subadvisors for our clients.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
 (in billions)

	Three Months		Nine Months
	Ended		Ended
	August 31,		August 31,
	2005	2004	2005	2004

Balance, beginning of period	$490	$415	$452	$373

Net asset inflows/(outflows)
Money markets	—	3	8	6
Fixed income and currency	6	3	18	9
Equity	6	—	16	9
Alternative investments	6	4	13	19

Total net asset inflows/(outflows)	18	10	55	43

Net market appreciation/(depreciation)	12	1	13	10

Balance, end of period	$520	$426	$520	$426

Three Months Ended August 2005 versus August 2004. Net revenues in Asset Management and Securities Services of $1.21 billion for the third quarter of 2005 increased 28% compared with the third quarter of 2004. Net revenues in Asset Management of $731 million increased 23% compared with the third quarter of 2004, reflecting higher management fees, driven by growth in assets under management, as well as higher incentive fees. During the quarter, assets under management increased 6%, reflecting net asset inflows of $18 billion in equity, alternative investment and fixed income assets as well as market appreciation of $12 billion, primarily in equity assets. Net revenues in Securities Services of $477 million increased 38% compared with the third quarter of 2004, as our prime brokerage business continued to generate strong results, primarily reflecting significantly higher global customer balances in securities lending and margin lending.

Operating expenses of $754 million increased 21% compared with the third quarter of 2004, primarily due to increased compensation and benefits expenses. Pre-tax earnings of $454 million increased 42% compared with the third quarter of 2004.

Nine Months Ended August 2005 versus August 2004. Net revenues in Asset Management and Securities Services of $3.52 billion for the first nine months of 2005 increased 21% compared with the same period last year. Net revenues in Asset Management of $2.17 billion increased 11% compared with the same period last year, reflecting significantly higher management fees, driven by growth in assets under management, partially offset by lower incentive fees. During the first nine months of 2005, assets under management increased 15% to $520 billion, reflecting net asset inflows of $55 billion across all asset classes, as well as market appreciation of $13 billion, primarily in equity and fixed income assets. Net revenues in Securities Services of $1.35 billion increased 41% compared with the same period last year, as our prime brokerage business performed well, reflecting significantly higher global customer balances in securities lending and margin lending.

Operating expenses of $2.25 billion for the first nine months of 2005 increased 15% compared with the same period last year, primarily due to increased compensation and benefits expenses. Pre-tax earnings of $1.26 billion increased 32% compared with the same period last year.

Capital and Funding

Capital

The amount of capital we hold is principally determined by regulatory capital requirements, rating agency guidelines, subsidiary capital requirements and our overall risk profile, which is largely driven by the size and composition of our trading and investment positions. Goldman Sachs’ total capital (total shareholders’ equity and long-term borrowings) increased 21% to $128.21 billion as of August 2005 compared with $105.78 billion as of November 2004. See “— Liquidity Risk — Cash Flows” below for a discussion of how we deployed capital raised as part of our financing activities.

The increase in total capital resulted primarily from an increase in long-term borrowings to $101.60 billion as of August 2005 from $80.70 billion as of November 2004. The weighted average maturity of our long-term borrowings as of August 2005 was approximately seven years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

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

Total shareholders’ equity increased by 6% to $26.61 billion (common equity of $25.86 billion and preferred stock of $750 million) as of August 2005 from $25.08 billion as of November 2004. On April 25, 2005, Goldman Sachs issued 30,000 shares of perpetual Floating Rate Non-Cumulative Preferred Stock, Series A (Series A Preferred Stock), par value of $0.01, out of a total of 50,000 shares of Series A Preferred Stock authorized for issuance. Each share of Series A Preferred Stock has a liquidation preference of $25,000 and is represented by 1,000 depositary shares. The Series A Preferred Stock is redeemable at our option starting on April 25, 2010 at a redemption price equal to $25,000 per share plus declared and unpaid dividends. The redemption value of the Series A Preferred Stock is $750 million. The Series A Preferred Stock has a preference over our common stock for the payment of dividends (as described in the terms of the Series A Preferred Stock).

During the three and nine months ended August 2005, we repurchased 16.3 million shares and 43.3 million shares of our common stock, respectively. The average price paid per share for repurchased shares was $106.76 and $107.37 for the third quarter and the first nine months of 2005, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, we cancelled 1.6 million restricted stock units at an average price of $104.72 per unit during the nine months of 2005.

Our repurchase program is intended to help maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee equity-based compensation. The repurchase program has been effected primarily through regular open-market purchases, the sizes of which have been and will continue to be influenced by, among other factors, prevailing prices and market conditions. As of August 2005, the remaining share authorization under our repurchase program was 3.2 million shares. On September 16, 2005, the Board of Directors of Goldman Sachs authorized the repurchase of an additional 60.0 million shares of common stock pursuant to the existing share repurchase program. For additional information on our repurchase program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” included in this Quarterly Report on Form 10-Q.

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of
	August		November
	2005		2004
	($ in millions, except per
	share amounts)

Total assets	$669,518		$531,379
Adjusted assets (1)	423,537		347,082
Total shareholders’ equity	26,607		25,079
Tangible equity capital (2)	23,885		22,958
Leverage ratio (3)	25.2	x	21.2	x
Adjusted leverage ratio (4)	17.7	x	15.1	x
Debt to equity ratio (5)	3.8	x	3.2	x

Common shareholders’ equity	$25,857		$25,079
Tangible common shareholders’ equity (6)	20,385		20,208

Book value per common share (7)	$55.39		$50.77
Tangible book value per common share (8)	43.67		40.91

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets.

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		August	November
		2005	2004
		(in millions)

Total assets		$669,518	$531,379

Deduct:	Securities purchased under agreements to resell	(91,536)	(44,257)
	Securities borrowed	(190,822)	(155,086)

Add:	Financial instruments sold, but not yet purchased, at fair value	149,338	132,097
	Less derivative short positions	(60,997)	(64,001)

	Subtotal	88,341	68,096

Deduct:	Cash and securities segregated for regulatory and other purposes	(46,492)	(48,179)
	Goodwill and identifiable intangible assets	(5,472)	(4,871)

Adjusted assets		$423,537	$347,082

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to a trust less goodwill and identifiable intangible assets. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		August	November
		2005	2004
		(in millions)

Total shareholders’ equity		$26,607	$25,079
Add:	Junior subordinated debt issued to a trust	2,750	2,750
Deduct:	Goodwill and identifiable intangible assets	(5,472)	(4,871)

Tangible equity capital		$23,885	$22,958

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock less goodwill and identifiable intangible assets. The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		August	November
		2005	2004
		(in millions)

Total shareholders’ equity		$26,607	$25,079
Deduct:	Preferred stock	(750)	—

Common shareholders’ equity		$25,857	$25,079
Deduct:	Goodwill and identifiable intangible assets	(5,472)	(4,871)

Tangible common shareholders’ equity		$20,385	$20,208

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 466.8 million as of August 2005 and 494.0 million as of November 2004.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Consolidated Supervised Entity

Goldman Sachs is regulated by the U.S. Securities and Exchange Commission (SEC) as a consolidated supervised entity (CSE). As such, Goldman Sachs is subject to group-wide supervision and examination by the SEC and, accordingly, is subject to minimum capital requirements on a consolidated basis. As of August 2005, Goldman Sachs was in compliance with the CSE capital requirements.

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

The following table sets forth our short-term borrowings by product:

Short-Term Borrowings
 (in millions)

	As of
	August	November
	2005	2004

Promissory notes	$19,016	$19,513
Commercial paper	2,846	4,355
Bank loans and other	14,066	13,474
Current portion of long-term borrowings	16,350	17,617

Total	$52,278	$54,959

Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes (short-term unsecured debt that is nontransferable and in which Goldman Sachs does not make a market) and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature.

The following table sets forth our secured and unsecured short-term borrowings:

	As of
	August	November
	2005	2004
	(in millions)

Secured short-term borrowings	$8,447	$8,558
Unsecured short-term borrowings	43,831	46,401

Total short-term borrowings	$52,278	$54,959

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

The following table sets forth our unsecured credit ratings as of August 2005:

	Short-Term Debt	Long-Term Debt	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	Not applicable
Fitch, Inc.	F1+	AA-	A+
Moody’s Investors Service	P-1	Aa3	A2
Standard & Poor’s	A-1	A+	A-

As of August 2005, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $452 million could have been required in the event of a one-level reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that could be required in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. For a further discussion of our excess liquidity policies, see “ — Liquidity Risk — Excess Liquidity — Maintenance of a Pool of Highly Liquid Securities” below.

Contractual Obligations and Contingent Commitments

Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations as of August 2005:

Contractual Obligations
 (in millions)

	Remainder	2006-	2008-	2010-
	of 2005	2007	2009	Thereafter	Total

Long-term borrowings by contract maturity (1) (2)	$—	$18,261	$22,135	$61,209	$101,605
Minimum rental payments	104	946	689	2,435	4,174

(1)	Long-term borrowings maturing within one year and certain long-term borrowings that may be redeemable within one year at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of Goldman Sachs are reflected at their contractual maturity dates. Certain long-term borrowings that may be redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

Our long-term borrowings include extendible debt if the earliest maturity is one year or greater from the end of our current quarter. Extendible debt is debt that allows the holder the right to extend the maturity date at predetermined periods during the contractual life of the instrument.

The following table sets forth our quarterly long-term borrowings maturity profile through the third fiscal quarter of 2011:

Long-Term Borrowings Maturity Profile
 ($ in millions)

(1)	Extendible debt is categorized in the maturity profile at the earliest possible maturity date even though the debt can be extended.

As of August 2005, our long-term borrowings were $101.60 billion and consisted principally of senior borrowings with maturities extending to 2035. These long-term borrowings consisted of $16.05 billion in secured long-term borrowings and $85.56 billion in unsecured long-term borrowings. As of August 2005, long-term borrowings included nonrecourse debt of $13.97 billion, consisting of $5.11 billion issued by William Street Funding Corporation (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments made by another wholly owned William Street entity to investment-grade clients), $1.87 billion issued by our consolidated power plant operations and $6.99 billion issued by other consolidated entities. Nonrecourse debt is debt that Group Inc. is not directly or indirectly obligated to repay. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

As of August 2005, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $4.17 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. During our third fiscal quarter, we announced plans for a new world headquarters in New York City, with initial occupancy scheduled for 2009, at an expected cost of approximately $2.3 billion to $2.5 billion. Included in future minimum rental payments and construction-related commitments were $309 million and $33 million, respectively, related to this new office space.

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

The following table sets forth our contingent commitments as of August 2005:

Contingent Commitments
 (in millions)

	Commitment Amount by Period of Expiration
	Remainder	2006-	2008-	2010-
	of 2005	2007	2009	Thereafter	Total

Commitments to extend credit	$4,084	$15,832	$6,487	$11,993	$38,396
Commitments under letters of credit issued by banks to counterparties	4,576	5,303	1	11	9,891
Other commercial commitments (1)	566	379	879	2,583	4,407

Total	$9,226	$21,514	$7,367	$14,587	$52,694

(1)	Includes our corporate and real estate investment fund commitments, construction-related commitments and other purchase commitments.

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on all conditions to borrowing set forth in the contract having been met. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. As of August 2005, $13.95 billion of our outstanding commitments to extend credit have been issued through the William Street credit extension program. Substantially all of the credit risk associated with these commitments has been covered by credit loss protection provided by SMFG. We have also hedged the credit risk of certain non-William Street commitments using a variety of other financial instruments.

As of August 2005, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $48.08 billion.

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

The loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess averaged $47.68 billion in the third quarter of 2005, $48.76 billion in the second quarter of 2005 and $41.99 billion in the fiscal year 2004.

The following table sets forth the average loan value of our Global Core Excess:

	Three Months	Fiscal Year
	Ended	Ended
	August 2005	November 2004
	(in millions)

U.S. dollar-denominated	$36,983	$33,858
Non-U.S. dollar-denominated	10,702	8,135

Total Global Core Excess	$47,685	$41,993

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

We maintain Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. This implies that we could fund our positions on a secured basis for one year in the event we were unable to issue new unsecured debt or liquidate assets. We assume conservative loan values that are based on stress-scenario borrowing capacity and we review these assumptions asset-by-asset at least annually. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $133.85 billion, $126.74 billion and $100.51 billion in the third quarter of 2005, second quarter of 2005 and fiscal year 2004, respectively.

Asset-Liability Management

Asset Quality and Balance Sheet Composition. We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. Our balance sheet fluctuates significantly between financial statement dates and is lower at fiscal period end than would be observed on an average basis. We require certain of our businesses to reduce balance sheet usage on a quarterly basis to demonstrate compliance with limits set by management, thereby providing a disincentive to committing our capital over longer periods of time. These balance sheet reductions are generally achieved during the last several weeks of each fiscal quarter through ordinary-course, open-market transactions in the most liquid portions of our balance sheet, principally U.S. government and agency securities, securities of foreign sovereigns, and mortgage and money market instruments, as well as through the roll-off of repurchase agreements and certain collateralized financing arrangements. Accordingly, over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 11% and 12% lower, respectively, than

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

The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of
	August	November
	2005	2004
	(in millions)

Mortgage whole loans and collateralized debt obligations (1)	$26,867	$18,346
Bank loans (2)	11,233	8,900
High-yield securities	7,964	6,057
Emerging market debt securities	2,134	1,653
SMFG convertible preferred stock	3,256	2,556
Other corporate principal investments (3)	1,828	1,278
Real estate principal investments (3)	803	820

(1)	Includes certain mortgage-backed interests held in qualifying special-purpose entities. See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our securitization activities.

(2)	Includes both funded commitments and inventory held in connection with our trading and lending activities.

(3)	Excludes assets of $1.75 billion and $1.28 billion in consolidated employee-owned merchant banking funds as of August 2005 and November 2004, respectively.

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

Our total capital of $128.21 billion and $105.78 billion as of August 2005 and November 2004, respectively, exceeded the aggregate of these requirements.

Conservative Liability Structure. We structure our liabilities conservatively to minimize refinancing and buyback risk. For example, we emphasize the use of promissory notes over commercial paper in order to improve the stability of our short-term unsecured financing base. We have also created internal guidelines regarding the principal amount of debt maturing on any one day or during any single week or year and have average maturity targets for our unsecured debt programs.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of August 2005, Group Inc.’s equity investment in subsidiaries was $24.56 billion compared with its total shareholders’ equity of $26.61 billion.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of August 2005, Group Inc. had $16.92 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. regulated broker-dealer, $14.40 billion invested in Goldman Sachs International, a registered U.K. broker-dealer, $2.71 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. regulated broker-dealer, and $2.03 billion invested in Goldman Sachs (Japan) Ltd., a Tokyo-based broker-dealer. Group Inc. also had $51.58 billion of unsubordinated loans to these entities as of August 2005, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Nine Months Ended August 2005. Our cash and cash equivalents increased by $2.53 billion to $6.90 billion as of August 2005. We raised $16.42 billion in net cash from financing activities, primarily in long-term debt, in light of the favorable debt financing environment, partially offset by common stock repurchases. We used net cash of $13.89 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for ourselves and our clients.

Nine Months Ended August 2004. Our cash and cash equivalents increased by $663 million to $7.75 billion as of August 2004. We raised $26.81 billion in net cash from financing activities, primarily in long-term and net short-term debt, in part to capitalize on favorable market conditions. We used net cash of $26.15 billion in our operating and investing activities, primarily to capitalize on opportunities in our trading and principal investing businesses, as well as to increase our Global Core Excess.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123-R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. However, awards granted subject to a substantive non-compete agreement are generally expensed over the non-compete period. SFAS No. 123-R also requires expected forfeitures to be included in determining stock-based employee compensation expense. See Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, Significant Accounting Policies — Stock-Based Compensation for a discussion of how we currently account for equity-based awards granted to retirement-eligible employees and forfeitures. We expect to adopt SFAS No. 123-R in the first quarter of our 2006 fiscal year and do not expect that SFAS No. 123-R will have a material effect on our financial condition, results of operations or cash flows.

The following table sets forth the pro forma net earnings that would have been reported for each period if equity-based awards granted to retirement eligible employees had been expensed over the non-compete period and if expected forfeitures had been accrued as required by SFAS No. 123-R.

		Three Months		Nine Months
		Ended August		Ended August
		2005	2004	2005	2004
		(in millions)

Net earnings, applicable to common shareholders, as reported		$1,608	$879	$3,985	$3,359

Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	144	72	415	253

Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under SFAS No. 123-R	(130)	(78)	(388)	(264)

Pro forma net earnings, applicable to common shareholders		$1,622	$873	$4,012	$3,348

In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. Goldman Sachs, as the general partner of numerous merchant banking and asset management partnerships, is required to adopt the provisions of EITF 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of fiscal 2007 for partnerships formed on or before June 29, 2005 that have not been modified. We generally expect to provide limited partners in these funds with rights to remove Goldman Sachs or rights to terminate the partnerships and therefore do not expect that EITF 04-5 will have a material effect on our financial condition, results of operations or cash flows.

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

The following table sets forth the daily trading VaR:

Daily VaR (1)
 (in millions)

	Average for the
	Three Months		Nine Months				Three Months
	Ended		Ended		As of		Ended
	August	August	August	August	August	May	August 2005
Risk Categories	2005	2004	2005	2004	2005	2005	High	Low

Interest rates	$38	$39	$34	$38	$49	$31	$50	$29
Equity prices	40	31	32	35	43	32	52	28
Currency rates	19	20	18	21	22	19	24	15
Commodity prices	25	23	26	17	27	18	37	18
Diversification effect (2)	(46)	(43)	(43)	(41)	(56)	(41)

Total	$76	$70	$67	$70	$85	$59	89	57

(1)	During the second quarter of 2004, we began to exclude from our calculation distressed asset portfolios in FICC that cannot be properly measured in VaR. The effect of excluding these portfolios was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these portfolios, see “— Distressed Asset Portfolios” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $76 million during the third quarter of 2005 from $70 million during the third quarter of 2004. The increase was primarily due to higher levels of exposure to equity prices.

The following chart presents our daily trading VaR during the last four quarters:

Daily VaR
 ($ in millions)

Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended August 2005:

Daily Trading Net Revenues
 ($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended August 2005.

Distressed Asset Portfolios

The market risk associated with distressed asset portfolios in FICC that cannot be properly measured in VaR (primarily due to inadequate historical data on the underlying assets in the aggregate) is measured based on a potential 10% decline in the asset value of such portfolios. The market values of the underlying distressed asset positions are sensitive to changes in a number of factors, including discount rates and the projected timing and amount of future cash flows. As of August 2005, the potential impact of a 10% decline in the asset value of these portfolios was $623 million compared with $548 million as of May 2005. This change was primarily due to increased activity in Europe and the U.S.

Nontrading Risk

SMFG. The market risk of our investment in the convertible preferred stock of SMFG, net of the economic hedge on unrestricted shares of common stock underlying the investment, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of August 2005, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $216 million compared with $162 million as of May 2005. The change was primarily due to an increase in the SMFG common stock price and, to a lesser extent, the impact of the passage of time in respect of the transfer restrictions on the underlying common stock. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.

Other Principal Investments. The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of August 2005, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $155 million compared with $142 million as of May 2005, primarily reflecting new investments in our private nontrading portfolio.

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

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of August 2005, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure
 ($ in millions)

			Exposure	Percentage of
		Collateral	Net of	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral

AAA/Aaa	$3,884	$340	$3,544	9%
AA/Aa2	12,407	1,646	10,761	26
A/A2	14,843	3,176	11,667	29
BBB/Baa2	12,264	3,789	8,475	21
BB/Ba2 or lower	10,126	4,305	5,821	14
Unrated	963	556	407	1

Total	$54,487	$13,812	$40,675	100%

(1)	Reflected net of cash received pursuant to credit support agreements.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
 (in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$499	$199	$1,387	$567	$892	$3,544
AA/Aa2	2,113	618	3,218	3,141	1,671	10,761
A/A2	3,034	900	3,194	2,510	2,029	11,667
BBB/Baa2	2,534	896	2,448	1,014	1,583	8,475
BB/Ba2 or lower	1,196	414	3,259	630	322	5,821
Unrated	175	96	91	31	14	407

Total	$9,551	$3,123	$13,597	$7,893	$6,511	$40,675

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)
Interest rates	$1,788	$271	$3,865	$4,977	$5,388	$16,289
Currencies	2,898	555	1,837	1,470	947	7,707
Commodities	4,355	1,565	7,414	1,274	87	14,695
Equities	510	732	481	172	89	1,984

Total	$9,551	$3,123	$13,597	$7,893	$6,511	$40,675

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

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

The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K for the fiscal year ended November 26, 2004, as updated by our Quarterly Reports on Form 10-Q for the quarters ended February 25, 2005 and May 27, 2005.

IPO Process Matters

In the lawsuit brought by an official committee of unsecured creditors on behalf of eToys, Inc., upon remand from the New York Court of Appeals, Goldman, Sachs & Co., on July 29, 2005, moved to dismiss the claims that survived the appeal, or in the alternative, for summary judgment.

In the action alleging a conspiracy to “tie” allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, in violation of federal antitrust laws, by a decision dated September 28, 2005, the U.S. Court of Appeals for the Second Circuit reversed the district court’s dismissal of the complaint and remanded for further proceedings.

Research Independence Matters

In the class action relating to coverage of RSL Communications, Inc., by a decision dated July 27, 2005, the district court granted plaintiffs’ motion for class certification. On August 15, 2005, defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that decision on an interlocutory basis.

In the action brought by the West Virginia Attorney General against various securities firms including Goldman, Sachs & Co., by a decision dated July 7, 2005, the West Virginia Supreme Court held that the West Virginia Attorney General lacked authority to pursue his claims under the West Virginia Consumer Credit Protection Act and remanded the action to the circuit court, where it was dismissed by order dated September 16, 2005.

Enron Litigation Matters

In the actions seeking to recover as fraudulent transfers and/or preferences payments by Enron Corp. in repurchasing its commercial paper, on August 1, 2005, defendants petitioned the U.S. District Court for the Southern District of New York to review the bankruptcy court’s decision dated June 15, 2005 denying the motions to dismiss.

Exodus Securities Litigation

In the class action relating to certain securities offerings by Exodus Communications, Inc., by a decision dated August 5, 2005, the district court denied dismissal of the claims against the underwriter defendants. On August 30, 2005, the underwriter defendants moved for reconsideration of the ruling, which was denied by a further order dated September 12, 2005.

WorldCom Bondholders Litigation

By an Opinion and Order dated September 21, 2005, the district court approved the proposed settlement of the class claims, including as to Goldman, Sachs & Co. and other underwriters of the May 2000 offering.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended August 26, 2005.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (2)	Programs (2)

Month #1	2,893,100	$102.99	2,893,100	16,580,679
(May 28, 2005 to June 24, 2005) (1)

Month #2	10,031,400	$106.36	10,031,400	6,549,279
(June 25, 2005 to July 29, 2005)

Month #3	3,377,800	$111.19	3,377,800	3,171,479
(July 30, 2005 to August 26, 2005) (1)

Total (1)	16,302,300	$106.76	16,302,300

(1)	As a matter of policy, Goldman Sachs did not repurchase shares of its common stock as part of the repurchase program during a standard self-imposed “black-out” period from the last two weeks of each fiscal quarter through the date of the earnings release for such quarter.

(2)	On March 21, 2000, we announced that our Board of Directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 160 million shares by resolutions of our Board of Directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005 and September 16, 2005. The repurchase program is intended to help maintain our shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee equity-based compensation. The repurchase program is being effected from time to time, depending on market conditions and other factors, through open-market purchases and privately negotiated transactions. Taking into account the increased authorization, the total remaining authorization under the repurchase program was 58,426,179 shares as of September 30, 2005; the repurchase program has no set expiration or termination date.

Item 6:	Exhibits

Exhibits:

3.1	Amended and Restated By-Laws of Group, Inc. (incorporated by reference to Exhibit 3.1 to Group Inc.’s Current Report on Form 8-K, filed September 20, 2005).
10.1	Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to Group Inc.’s Current Report on Form 8-K, filed August 26, 2005).
12.1	Statement re: computation of ratios of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar

Name: David A. Viniar Title: Chief Financial Officer

By:	/s/ Sarah E. Smith

Name: Sarah E. Smith Title: Principal Accounting Officer

Date: October 4, 2005