Form 10-K
period 2005-11-25
GOLDMAN SACHS GROUP INC/
filed 2006-02-07
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 25, 2005	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

85 Broad Street New York, N.Y.	10004
(Address of principal executive offices)	(Zip Code)

(212) 902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share, and attached Shareholder Protection Rights	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange

Medium-Term Notes, Series B, 0.25% Exchangeable Notes due 2007; Index-Linked Notes due 2013; Index-Linked Notes due April 2013; Index-Linked Notes due May 2013; Index-Linked Notes due July 2010; and Index-Linked Notes due 2011
American Stock Exchange

Medium-Term Notes, Series B, 7.35% Notes due 2009; 7.80% Notes due 2010; Floating Rate Notes due 2006; and Floating Rate Notes due 2008	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☒     No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes   ☐     No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer    ☒          Accelerated filer   ☐          Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒
As of May 27, 2005 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $42.5 billion.
As of January 30, 2006 there were 436,004,478 shares of the registrant’s common stock outstanding.
Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on March 31, 2006 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 25, 2005

PART I

Item 1.	Business

Introduction

Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As of November 25, 2005, we operated offices in over 20 countries and approximately 38% of our 22,425 employees were based outside the United States.

Goldman Sachs is the successor to a commercial paper business founded in 1869 by Marcus Goldman. On May 7, 1999, we converted from a partnership to a corporation and completed an initial public offering of our common stock.

Our activities are divided into three segments: (i) Investment Banking, (ii) Trading and Principal Investments and (iii) Asset Management and Securities Services.

All references to 2005, 2004 and 2003 refer to our fiscal years ended, or the dates, as the context requires, November 25, 2005, November 26, 2004 and November 28, 2003, respectively.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries. References herein to the Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 25, 2005.

Financial information concerning our business segments and geographic regions for each of 2005, 2004 and 2003 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7, 7A and 8 of the Annual Report on Form 10-K.

Our Internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/our_firm/investor_relations/. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange (NYSE), we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 85 Broad Street, 17th Floor, New York, New York 10004, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies, statements about trends in our businesses and statements about our investment banking transaction backlog, in Part II, Item 7 of the Annual Report on Form 10-K. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K.

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

Segment Operating Results
 (in millions)

		Year Ended November
		2005	2004	2003

Investment Banking	Net revenues	$3,671	$3,374	$2,711
	Operating expenses	3,258	2,973	2,504

	Pre-tax earnings	$413	$401	$207

Trading and Principal Investments	Net revenues	$16,362	$13,327	$10,443
	Operating expenses	10,144	8,287	6,938

	Pre-tax earnings	$6,218	$5,040	$3,505

Asset Management and Securities Services	Net revenues	$4,749	$3,849	$2,858
	Operating expenses	3,070	2,430	1,890

	Pre-tax earnings	$1,679	$1,419	$968

Total	Net revenues	$24,782	$20,550	$16,012
	Operating expenses (1)	16,509	13,874	11,567

	Pre-tax earnings	$8,273	$6,676	$4,445

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $19 million and $80 million for the years ended November 2004 and November 2003, respectively; (ii) net provisions for a number of litigation and regulatory proceedings of $37 million, $103 million and $155 million for the years ended November 2005, November 2004 and November 2003, respectively; and (iii) $62 million in connection with the establishment of our joint venture in China for the year ended November 2004.

Business Segments

These segments consist of various products and activities that are set forth in the following chart:

Business Segment/Component	Primary Products and Activities

Investment Banking:

Financial Advisory	•	Mergers and acquisitions advisory services
	•	Financial restructuring advisory services

Underwriting	•	Equity and debt underwriting

Trading and Principal Investments:

Fixed Income, Currency and Commodities	•	Commodities and commodity derivatives, including our power generation activities
	•	Credit products, including the trading of and investing in credit derivatives, investment-grade corporate securities, high-yield securities, bank loans, municipal securities, emerging market debt and other distressed debt, and equity securities
	•	Currencies and currency derivatives
	•	Interest rate products, including interest rate derivatives, global government securities and money market instruments, including our matched book
	•	Mortgage-backed securities and loans and other asset-backed securities

Equities	•	Equity securities and derivatives
	•	Securities, futures and options clearing services
	•	Specialist and market-making activities in equity securities and options

Principal Investments	•	Principal investments in connection with merchant banking activities
	•	Investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc.

Asset Management and Securities Services:

Asset Management	•	Asset management, advisory services and investment products for all major asset classes, including money markets, fixed income, currencies, equities and alternative investments (including hedge funds, private equity funds and real estate funds), for institutional and high-net-worth clients, as well as retail clients through third-party channels
	•	Management of merchant banking funds

Securities Services	•	Prime brokerage
	•	Financing services
	•	Securities lending

Investment Banking

Investment Banking represented 15% of 2005 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.

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

Our goal is to make available to our clients the entire resources of the firm in a seamless fashion, with investment banking serving as “front of the house.” To accomplish this objective, we focus on coordination among our equity and debt underwriting businesses and our corporate risk and liability management businesses. This coordination is intended to assist our investment banking clients in managing their asset and liability exposures.

Our Investment Banking segment is divided into two components: Financial Advisory and Underwriting.

Financial Advisory

Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs. Our mergers and acquisitions capabilities are evidenced by our significant share of assignments in large, complex transactions for which we provide multiple services, including “one-stop” acquisition financing and cross-border structuring expertise, as well as services in other areas of the firm, such as interest rate and currency hedging.

Underwriting

Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments, including common and preferred stock, convertible and exchangeable securities, investment-grade debt, high-yield debt, sovereign and emerging market debt, municipal debt, bank loans, asset-backed securities and real estate-related securities, such as mortgage-backed securities and the securities of real estate investment trusts.

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

Debt Underwriting. We engage in the underwriting and origination of various types of debt instruments, including investment-grade debt securities, high-yield debt securities, bank and bridge loans and emerging market debt securities, which instruments may be issued by, among others, corporate, sovereign and agency issuers. In addition, we underwrite and originate structured securities, which include mortgage-backed and other asset-backed securities and collateralized debt obligations.

Trading and Principal Investments

Trading and Principal Investments represented 66% of 2005 net revenues. Trading and Principal Investments facilitates client transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on such products. In addition, we engage in specialist and market-making activities on equities and options exchanges and we clear client transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investing activities, we make principal investments directly and through funds that we raise and manage.

To meet the needs of our clients, Trading and Principal Investments is diversified across a wide range of products. We believe our willingness and ability to take risk to facilitate client transactions distinguishes us from many of our competitors and substantially enhances our client relationships.

Our Trading and Principal Investments segment is divided into three components: Fixed Income, Currency and Commodities, Equities and Principal Investments.

Fixed Income, Currency and Commodities and Equities

Fixed Income, Currency and Commodities (FICC) and Equities are large and diversified operations through which we engage in a variety of customer-driven and proprietary trading and investing activities.

In their customer-driven businesses, FICC and Equities strive to deliver high-quality service by offering broad market-making and market knowledge to our clients on a global basis. In addition, we use our expertise to take positions in markets, by committing capital and taking risk, to facilitate client transactions and to provide liquidity. Our willingness to make markets, commit capital and take risk in a broad range of fixed income, currency, commodity and equity products and their derivatives is crucial to our client relationships and to support our underwriting business by providing secondary market liquidity.

A core activity in FICC and Equities is market making in a broad array of securities and products. For example, we are a primary dealer in many of the largest government bond markets around the world, including the United States, Japan and the United Kingdom. We are a member of the major futures exchanges, and also have interbank dealer status in the currency markets in New York, London, Tokyo and Hong Kong.

We generate trading net revenues from our customer-driven businesses in three ways.

•	First, in large, highly liquid markets, we undertake a high volume of transactions for modest spreads and fees.

•	Second, by capitalizing on our strong relationships and capital position, we undertake transactions in less liquid markets where spreads and fees are generally larger.

•	Finally, we structure and execute transactions that address complex client needs.

We continue to increase coordination among our FICC and Equities businesses as we respond to what we believe is client demand for more coordinated services and for cross-market knowledge and expertise.

In our proprietary activities in both FICC and Equities, we assume a variety of risks and devote resources to identify, analyze and benefit from these exposures. We capitalize on our analytical models to analyze information and make informed trading judgments and we seek to benefit from perceived disparities in the value of assets in the trading markets and from macroeconomic and issuer-specific trends.

Through Allmerica Financial Life Insurance and Annuity Company, an insurance subsidiary that we acquired in December 2005, we now manage interests in variable annuity and variable life insurance contracts. We also plan to participate opportunistically in both the life and annuity and property reinsurance businesses.

FICC

Our FICC business makes markets in and trades interest rate and credit products, mortgage-backed securities and loans and other asset-backed securities, currencies and commodities, structures and enters into a wide variety of derivative transactions, and engages in proprietary trading and investing. FICC has five principal businesses: commodities; credit products; currencies; interest rate products, including money market instruments; and mortgage-backed securities and loans and other asset-backed securities.

Commodities. We make markets in, and trade for our clients and our own account, a wide variety of commodities and commodity derivatives, including oil and oil products, metals, natural gas and electricity and forest products. We are also a member of or have relationships with major commodities exchanges worldwide.

As part of our commodities business, we have acquired interests in electric power generation facilities. As of January 1, 2006, we owned interests in 20 power generation facilities located in the United States and one power generation facility located outside the United States. Of these facilities, eight are fueled by natural gas, eight by coal, four by waste coal and one by fuel oil. We acquired interests in the first of these facilities in 2003. Since that time, we have acquired and disposed of interests in other power generation facilities.

Credit Products. We offer our clients, and trade for our own account, a broad array of credit and credit linked products, including credit derivatives, investment-grade corporate securities, high-yield securities, bank loans (origination and trading), municipal securities, emerging market debt and other distressed debt. We also trade credit products for the benefit of our clients. For example, we enter, as principal, into complex structured transactions designed to meet client needs and also provide credit through bridge and other loan facilities.

Our credit products business includes making long-term and short-term investments for our own account (often investing together with our merchant banking funds) in a broad array of asset classes (including distressed debt) globally. We opportunistically invest in assets across an entity’s capital structure, including in equity, senior loans, debt securities and preferred stock.

Currencies. We act as a dealer in foreign exchange and trade for our clients and ourselves in most currencies on exchanges and in cash and derivative markets globally.

Interest Rate Products. We trade and make markets in a variety of interest rate products, including interest rate swaps, options and other derivatives and government bonds, as well as money market instruments, such as commercial paper, treasury bills, repurchase agreements and other highly liquid securities and instruments. This business includes our matched book, which consists of short-term collateralized financing transactions.

Mortgage Business. We make markets in, and trade for our clients and ourselves, mortgage-related securities and loan products and other asset-backed securities, and we securitize loan portfolios backed by real estate and other assets.

Equities

We make markets in, trade and act as a specialist for equities and equity-related products, structure and enter into equity derivative transactions and engage in proprietary trading. We generate commissions from executing and clearing client transactions on major stock, options and futures exchanges worldwide through our Equities customer franchise and clearing activities.

Equities includes three principal businesses: our customer franchise business, principal strategies and specialist activities.

Customer Franchise Business. Our customer franchise business includes primarily customer-driven activities in the shares, convertible securities and equity derivatives markets.

These activities also include clearing client transactions on major stock, options and futures exchanges worldwide, as well as our options specialist and market-making businesses.

We trade equity securities and equity-related products, including convertible securities, options, futures and over-the-counter (OTC) derivative instruments, on a global basis as an agent, as a market maker or otherwise as a principal. As a principal, we facilitate client transactions, often by committing capital and taking risk, to provide liquidity to clients with large blocks of stocks or options. For example, we are active in the execution of large block trades. We also execute transactions as agent and offer clients direct electronic access to trading markets.

We are a member of most of the world’s major stock, options and futures exchanges and marketplaces, including those located in New York, Chicago, London, Paris, Frankfurt, Tokyo and Hong Kong.

In the options and futures markets, we structure, distribute and execute derivatives on market indices, industry groups and individual company stocks to facilitate client transactions and our proprietary activities. We develop strategies and render advice with respect to portfolio hedging and restructuring and asset allocation transactions. We also create specially tailored instruments to enable sophisticated investors to undertake hedging strategies and to establish or liquidate investment positions. We are one of the leading participants in the trading and development of equity derivative instruments. We are an active participant in the trading of futures and options on most of the major exchanges in the United States, Europe and Asia. In options, we are a specialist and market maker on the International Securities Exchange and a market maker on the Boston Options Exchange and the Philadelphia Stock Exchange.

Principal Strategies. Our principal strategies business includes a multi-strategy proprietary investment business that invests and trades for the firm’s own account. Principal strategies trades and invests the firm’s capital across global markets employing strategies that are primarily focused on public markets. Most strategies involve fundamental equities and relative value trading (which involves trading strategies to take advantage of perceived discrepancies in the relative value of financial instruments, including equity, equity-related and debt instruments). Other strategies involve event-driven investments (which focus on event-oriented special situations such as corporate restructurings, bankruptcies, recapitalizations, mergers and acquisitions and legal and regulatory events) as well as convertible bond trading, various types of volatility trading and principal finance (which includes private structured investments in public or private companies).

Specialist Activities. Our specialist activities business includes our stock and exchange-traded funds (ETF) specialist and market-making businesses. We engage in specialist and market-making activities on equities exchanges. In the United States, we are one of the leading stock specialists on the NYSE. For ETFs, we are a specialist on the NYSE and a specialist and market maker on the American Stock Exchange.

Principal Investments

Principal Investments primarily represents net revenues from our corporate and real estate merchant banking investments. To date, these net revenues have been from three primary sources: returns on corporate and real estate investments, our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG) and overrides. In January 2006, the firm entered into a definitive agreement to invest $2.58 billion in the Industrial and Commercial Bank of China Limited, with investment funds managed by the firm assuming a substantial portion of the firm’s economic interest. The transactions are expected to close by May 2006, subject to receipt of regulatory approvals and other closing conditions.

Returns on Corporate and Real Estate Investments. In connection with our merchant banking activities, we invest by making principal investments directly and through funds that we raise and manage. As of November 2005, the aggregate carrying value of our principal investments held directly or through our merchant banking funds, excluding our investment in the convertible preferred stock of SMFG, was approximately $2.47 billion, comprised of corporate principal investments with an aggregate carrying value of approximately $1.72 billion and real estate investments with an aggregate carrying value of approximately $745 million. In addition, as of November 2005, we had outstanding equity capital commitments of up to $3.54 billion.

SMFG. Principal Investments also includes our investment in the convertible preferred stock of SMFG, which we acquired on February 7, 2003. This preferred stock is generally nontransferable, but is freely convertible into SMFG common stock. Restrictions on our ability to hedge or sell one-third of the common stock underlying our investment in SMFG lapsed in February 2005. As of November 2005, we were fully hedged with respect to these unrestricted shares. Under our initial agreement with SMFG, restrictions on our ability to hedge or sell the remaining shares of common stock underlying our investment in SMFG lapse in equal installments on February 7, 2006 and February 7, 2007. In connection with a public offering by SMFG of its common stock, we have separately agreed with SMFG that the restrictions that were to lapse on February 7, 2006 will instead lapse on March 9, 2006. As of November 2005, the carrying value of our investment in the SMFG preferred stock was approximately $4.06 billion.

Overrides. Principal Investments also includes net revenues from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (typically referred to as an “override”).

Asset Management and Securities Services

Asset Management and Securities Services represented 19% of 2005 net revenues. Our Asset Management business provides investment advisory and financial planning services and offers investment products to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees. Securities Services provides prime brokerage services, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

Asset Management

We offer a broad array of investment strategies, advice and planning. We provide asset management services and offer investment products across all major asset classes: money markets, fixed income, currencies, equities and alternative investments (which primarily includes private equity funds, hedge funds, real estate funds, certain currency and asset allocation strategies and other assets allocated to external investment managers). Through our subsidiary, The Ayco Company, L.P. (Ayco), we also provide fee-based financial counseling in the United States.

Assets under management (AUM) typically generate fees as a percentage of asset value. In certain circumstances, we are also entitled to receive asset management incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31 and are not subject to adjustment thereafter. For that reason, incentive fees are seasonally weighted each year to our first fiscal quarter. Depending on the level of net revenues in our first fiscal quarter of 2006, these incentive fees may be material to the results of operations in that quarter.

AUM includes our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Alternative investments include our merchant banking funds, which generate revenues as described below under “Management of Merchant Banking Funds.” AUM excludes assets in brokerage accounts, which generate commissions, mark-ups and spreads that are included in our Trading and Principal Investments segment. Increasingly, many of our individual clients’ brokerage accounts pay fees based on the assets in their accounts rather than commissions on transactional activity in the accounts.

The amount of AUM is set forth in the graph below. In the following graph, as well as in the following tables, substantially all assets under management are valued as of November 30.

Assets Under Management
 (in billions)

The following table sets forth AUM by asset class:

Assets Under Management by Asset Class
 (in billions)

	As of November 30
	2005	2004	2003

Asset Class

Money markets	$101	$90	$89
Fixed income and currency	159	139	115
Equity (1)	158	126	98
Alternative investments (2)	114	97	71

Total	$532	$452	$373

(1)	Includes both our fundamental equity and our quantitative equity strategies.

(2)	Primarily includes private equity funds, hedge funds, real estate funds, certain currency and asset allocation strategies and other assets allocated to external investment managers.

Clients. Our clients are institutions and individuals, including both high-net-worth and retail investors. We access institutional and high-net-worth clients through both direct and third-party channels and retail clients through third-party channels. Our institutional clients include pension funds, governmental organizations, corporations, insurance companies, foundations and endowments. In third-party distribution channels, we distribute our mutual funds and separately managed accounts through brokerage firms, banks, insurance companies and other financial intermediaries. Our clients are located worldwide.

The table below sets forth the amount of AUM by distribution channel and client category:

Assets Under Management by Distribution Channel (1)
 (in billions)

		As of November 30
		2005	2004	2003

Distribution Channel

•	Directly Distributed
	— Institutional	$226	$183	$142
	— High-net-worth individuals	148	130	115
•	Third-Party Distributed
	— Institutional, high-net-worth and retail	158	139	116

Total		$532	$452	$373

(1)	The primary investment vehicles for these assets under management are separately managed accounts and commingled vehicles, such as mutual funds and private investment funds.

Management of Merchant Banking Funds. Goldman Sachs sponsors numerous corporate and real estate private investment funds. Our strategy with respect to these funds generally is to invest opportunistically to build a portfolio of investments that is diversified by industry, product type, geographic region and transaction structure and type. Our corporate investment funds pursue, on a global basis, long-term investments in equity and debt securities in privately negotiated transactions, leveraged buyouts, acquisitions and investments in funds managed by external parties. Our real estate investment funds invest in real estate operating companies, debt and equity interests in real estate assets, and other real estate-related investments. Our clients in private investment funds include pension plans, endowments, charitable institutions and high-net-worth individuals.

Since inception, we have raised $52.53 billion of committed equity capital in these funds, of which $37.23 billion relates to our corporate funds and $15.30 billion relates to our real estate funds. As of November 2005, $37.30 billion of the committed equity capital was funded and the amount of AUM remaining in these funds after distributions was $28.85 billion.

Merchant banking activities generate three primary revenue streams. First, we receive a management fee that is generally a percentage of a fund’s committed capital, invested capital, total gross acquisition cost or asset value. These annual management fees are included in our Asset Management net revenues. Second, Goldman Sachs, as a substantial investor in some of these funds, is allocated its proportionate share of the funds’ unrealized appreciation or depreciation arising from changes in fair value as well as gains and losses upon realization. Third, after a fund has achieved a minimum return for fund investors, we receive an increased share of the fund’s income and gains that is a percentage of the income and gains from the fund’s investments. The second and third of these revenue streams are included in net revenues of the Principal Investments component of our Trading and Principal Investments segment.

Securities Services

Securities Services provides prime brokerage services, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide.

Prime brokerage services. We offer prime brokerage services to our clients, allowing them the flexibility to trade with most brokers while maintaining a single source for financing and consolidated portfolio reports. Our prime brokerage business provides clearing and custody in 45 markets (with net revenues from clearing and custody included in our Trading and Principal Investments segment), consolidated multi-currency accounting and reporting and offshore fund administration.

Financing services. A central element of our prime brokerage business involves providing financing to our clients for their securities trading activities through margin and securities loans that are collateralized by securities, cash or other acceptable collateral.

Securities lending services. Securities lending services principally involve the borrowing and lending of securities to cover clients’ and Goldman Sachs’ short sales and otherwise to make deliveries into the market. In addition, we are an active participant in the broker-to-broker securities lending business and the third-party agency lending business.

Global Investment Research

Global Investment Research provides fundamental research on companies, industries, economies, currencies, commodities and macro strategy research on a worldwide basis.

Global Investment Research employs a team approach that as of November 28, 2005 provided research coverage of approximately 2,250 companies worldwide, over 50 national economies and 25 stock markets. This is accomplished by the following departments:

•	The Equity Research Departments provide fundamental analysis, earnings forecasts and investment opinions for equity securities;

•	The Credit Research Department provides fundamental analysis, forecasts and investment opinions as to investment-grade and high-yield corporate bonds and credit derivatives;

•	The Economic Research Department formulates macroeconomic forecasts for economic activity, foreign exchange and interest rates;

•	The Commodities Research Department provides research on the commodity markets; and

•	The Strategy Research Department provides equity market forecasts, opinions on both asset and industry sector allocation, equity trading strategies and options research.

Further information regarding research at Goldman Sachs is provided below under “— Regulation — Regulations Applicable in and Outside the United States,” “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K and “Legal Proceedings — Research Independence Matters” in Part I, Item 3 of the Annual Report on Form 10-K.

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

We have tailored our services to our clients by providing them with electronic access to our products and services. In particular, we provide global electronic trading and information distribution capabilities covering many of our fixed income, currency, commodity, equity and mutual fund products around the world.

Electronic commerce and technology have changed and will continue to change the ways that securities and other financial products are traded, distributed and settled. This creates both opportunities and challenges for our businesses. We remain committed to being at the forefront of technological innovation in the global capital markets.

Business Continuity and Information Security

Business continuity and information security are high priorities for Goldman Sachs. Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at the firm’s critical facilities and to comply with NYSE and National Association of Securities Dealers, Inc. (NASD) regulatory requirements. The key elements of the program are crisis management, business recovery, systems and data recovery, people recovery facilities and process improvement. In the area of information security, a framework of principles, policies and technology has been developed to protect the information assets of the firm and our clients. Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.

Employees

Management believes that a major strength and principal reason for the success of Goldman Sachs is the quality and dedication of our people and the shared sense of being part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity, cooperation among our employees worldwide and high standards of business ethics.

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

As of November 2005, we had 22,425 employees (excluding 1,437 employees of Goldman Sachs’ property management and loan servicing subsidiaries, for whom the majority of the costs are reimbursed to Goldman Sachs by the investment funds for which these subsidiaries provide services, and 7,143 employees of certain consolidated entities that are held for investment purposes only). Consolidated entities held for investment purposes include entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

Competition

The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. Our competitors are other brokers and dealers, investment banking firms, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds, commercial banks and merchant banks. We compete with some of our competitors globally and with others on a regional, product or niche basis. Our competition is based on a number of factors, including transaction execution, our products and services, innovation, reputation and price.

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

Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In particular, corporate clients increasingly seek such commitments (such as agreements to participate in their commercial paper backstop or other revolving loan facilities) from financial services firms in connection with investment banking and other assignments. To respond to this trend, we established the William Street entities, through which we have issued commitments to lend to counterparties, primarily investment-grade clients. With respect to these commitments, we have credit loss protection provided to us by SMFG, which is generally limited to 95% of the first loss we realize on approved loan commitments, subject to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of the second loss on such commitments, subject to a maximum of $1.13 billion. We also use other financial instruments to hedge certain William Street commitments not covered by SMFG. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K and Note 6 to our consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for more information regarding the William Street entities and for a description of the credit loss protection provided by SMFG.

Increasingly, in connection with investment banking transactions, we are being called upon to provide capital commitments that do not meet the criteria established for the William Street entities. These commitments are issued through Goldman Sachs Credit Partners L.P. or our other subsidiaries.

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

We have experienced intense price competition in some of our businesses in recent years. There has been considerable pressure in the pricing of block trades. Also, equity and debt underwriting discounts, as well as trading spreads, have been under pressure for a number of years and the ability to execute trades electronically, through the Internet and through other alternative trading systems, has increased the pressure on trading commissions. It appears that this trend toward electronic and other “low-touch,” low-commission trading will continue. We believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices.

Regulation

Goldman Sachs, as a participant in the securities and commodity futures and options industries, is subject to extensive regulation in the United States and elsewhere. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets. They are not, however, charged with protecting the interests of Goldman Sachs’ shareholders or creditors.

Broker-dealers, in particular, are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping, the financing of clients’ purchases, and the conduct of directors, officers and employees. A number of our affiliates are regulated by investment advisory laws in and outside the United States. Additional legislation, changes in rules promulgated by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect the operations and profitability of Goldman Sachs.

Regulation in the United States

In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. The SEC has approved an application by Goldman, Sachs & Co. (GS&Co.), our principal broker-dealer in the United States, to calculate net capital requirements using the alternative method available to a broker-dealer that is part of a Consolidated Supervised Entity. As a condition to GS&Co.’s use of the alternative method, The Goldman Sachs Group, Inc. was required to consent to group-wide supervision and examination by the SEC and to report to the SEC consolidated computations of our capital adequacy on an ongoing basis. Consenting to regulation as a Consolidated Supervised Entity is among the measures we have taken to enable us to comply with the requirements of the European Financial Groups Directive described below under
“— Regulation Outside the United States.”

GS&Co. is registered as a broker-dealer and as an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as the NYSE and NASD, adopt rules that apply to, and examine, broker-dealers such as GS&Co. In addition, state securities and other regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. Goldman Sachs Execution & Clearing, L.P. (GSEC) and two of its subsidiaries are registered U.S. broker-dealers and are regulated by the SEC and NYSE and GSEC is also regulated by the NASD. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives businesses.

The commodity futures and commodity options industry in the United States is subject to regulation under the Commodity Exchange Act, as amended. The Commodity Futures Trading Commission (CFTC) is the federal agency charged with the administration of the Commodity Exchange Act and the regulations thereunder. Several of Goldman Sachs’ subsidiaries, including GS&Co. and GSEC, are registered with the CFTC and act as futures commission merchants, commodity pool operators or commodity trading advisors and are subject to the Commodity Exchange Act and the regulations thereunder. The rules and regulations of various self-regulatory organizations, such as the Chicago Board of Trade, other futures exchanges and the National Futures Association, also govern the commodity futures and commodity options businesses of these entities.

GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify minimum net capital levels for their registrants, and also require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Minimum Net Capital Requirement” as permitted under Rule 15c3-1. As of November 2005, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 2005, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements. These net capital requirements may have the effect of prohibiting these entities from distributing or withdrawing capital and may require prior notice to the SEC for certain withdrawals of capital. See Note 15 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Goldman Sachs has established three limited purpose trust companies with limited powers under state and federal law. They are not permitted to accept deposits or make loans and, as a result, are not considered to be banks for purposes of the Bank Holding Company Act, nor are they insured by the FDIC or subject to the Community Reinvestment Act. These entities and their regulators are: The Goldman Sachs Trust Company, N.A., a national bank with limited trust powers that is regulated by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System; The Goldman Sachs Trust Company, a New York limited purpose trust company that is regulated by the New York State Banking Department; and The Goldman Sachs Trust Company of Delaware, a Delaware limited purpose trust company that is regulated by the Office of the Delaware State Bank Commissioner.

Goldman Sachs has established Goldman Sachs Bank USA (GS Bank), a Utah-chartered industrial bank, to extend credit and to take deposits, other than demand deposits. GS Bank is subject to regulation by the FDIC and the Utah Commissioner of Financial Institutions. Because it does not accept demand deposits, GS Bank is not considered to be a bank for purposes of the Bank Holding Company Act. The deposits maintained at GS Bank are insured by the FDIC to the extent provided by law and GS Bank is subject to the requirements of the Community Reinvestment Act.

J. Aron & Company is authorized by the Federal Energy Regulatory Commission (FERC) to sell wholesale physical power at market-based rates. As a FERC-authorized power marketer, J. Aron & Company is subject to regulation under the Federal Power Act and FERC regulations.

In addition, as a result of our interests in electric power generation facilities, we are subject to extensive and evolving energy, environmental and other governmental laws and regulations, as discussed under “Risk Factors — Our power generation interests subject us to the risks associated with owning power generation facilities” in Part I, Item 1A of the Annual Report on Form 10-K.

Our U.S. insurance subsidiaries are subject to state insurance regulation in the states in which they are domiciled and in the other states in which they are licensed.

The effort to combat money laundering and terrorist financing is a priority in governmental policy with respect to financial institutions. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the USA PATRIOT Act of 2001 seeks to promote the identification of parties that may be involved in terrorism or money laundering. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including Goldman Sachs, to identify their clients, to watch for and report suspicious transactions, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls that have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to substantial liability and regulatory fines.

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

The European Union’s European Financial Groups Directive (Directive 2002/87/EC) introduced certain changes to the way financial conglomerates and other financial services organizations operating in Europe are regulated. As a result of these changes, activities that are conducted in otherwise unregulated entities are now subject to certain forms of regulation, including consolidated supervision and capital adequacy requirements. The measures we have taken to comply with the directive include becoming subject to the Consolidated Supervised Entity rules described above under “— Regulation in the United States.”

The European Union’s European Markets in Financial Instruments Directive (Directive 2004/39/EC) will affect several of our subsidiaries by imposing detailed pan-European requirements in areas such as internal organization (including conflict management), best execution, real-time disclosure of completed transactions in shares, quoting obligations for internalized client orders in shares, transaction reporting to regulators, client documentation and regulation of investment services related to commodity derivatives. The practical consequences of some of these changes on the European markets are still unclear. The European Parliament and the Council of the European Union are currently considering a new directive that would delay the implementation deadline from April 30, 2006 to November 1, 2007.

In addition, the Financial Services Agency, the Tokyo Stock Exchange, the Osaka Securities Exchange, The Tokyo International Financial Futures Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange and the Ministry of Economy, Trade and Industry in Japan, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore and the China Securities Regulatory Commission, among others, regulate various of our subsidiaries in Asia and also have capital standards and other requirements comparable to the rules of the SEC. Certain of our insurance subsidiaries are regulated by the Bermuda Registrar of Companies.

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

Compliance with the capital adequacy and other regulatory requirements of U.S. and non-U.S. regulators could limit those operations of our subsidiaries that require the intensive use of capital, such as underwriting and trading activities, specialist activities and the financing of client account balances, and also could restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to repay debt or to pay dividends on our preferred and common stock.

In 2004, the Basel Committee on Banking Supervision issued the Basel II capital standards, which are designed to promote enhanced risk management practices among large, international financial services firms by aligning regulatory capital requirements more closely with the underlying risks faced by these firms. Under the currently proposed time schedule, Goldman Sachs International would become subject to the Basel II requirements on January 1, 2008. The Consolidated Supervised Entity rules described above under “— Regulation in the United States,” which provide for group-wide supervision, are consistent with Basel II. Complying with these new standards requires us to develop and apply new and advanced measurement techniques to determine our regulatory capital adequacy.

Our specialist businesses are subject to extensive regulation by a number of securities exchanges. The rules of these exchanges generally require our specialists to maintain orderly markets in the securities in which they are specialists. These requirements, in turn, may require us to commit significant amounts of capital to our specialist businesses.

Changes to the rules and regulations governing stock markets and the conduct of participants in those markets, including the NYSE, may impose additional costs on us, adversely affect our customer-driven or specialist businesses or impair the value of our goodwill and identifiable intangible assets relating to those businesses.

The research areas of investment banks have been and remain the subject of regulatory scrutiny. The SEC, NYSE and NASD have adopted rules imposing restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non-U.S. jurisdictions have imposed both substantive and disclosure-based requirements with respect to research, and continue to consider additional regulation. In addition, we are a party to a settlement with certain federal and state securities regulators and self-regulatory organizations that imposes restrictions on the interaction between research and investment banking departments and requires us to fund the provision of independent research to our clients.

In connection with the research settlement, the firm has also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. The FSA in the United Kingdom has imposed requirements on the conduct of the allocation process in equity and fixed income securities offerings (including initial public offerings and secondary distributions). The SEC, NYSE and NASD have proposed rules that would further affect the manner in which securities are distributed and allocated in registered public offerings. We cannot fully predict the practical effect that these new and proposed requirements will have on our business, and the SEC, NYSE, NASD and non-U.S. regulators, such as the FSA, may adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.

Certain of our businesses are subject to compliance with regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

Item 1A.	Risk Factors

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal and regulatory risks. Our business, by its nature, does not produce predictable earnings. The following are some of the more important factors that could affect our businesses.

Our businesses may be adversely affected by conditions in the global financial markets and economic conditions generally.

We have achieved record earnings per common share in each of our last two fiscal years, reflecting a favorable trading environment in FICC, an improvement in the trading environment for Equities and an increase in investment banking activity. An adverse change in these market conditions may adversely affect our results of operations.

Our businesses are materially affected by conditions in the global financial markets and economic conditions generally and these conditions may change suddenly and dramatically. Unfavorable or uncertain economic and market conditions have adversely affected, and may in the future adversely affect, our business and profitability in many ways, including the following:

•	We have been operating in a low interest rate market for the past several years. Increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses.

•	We have been committing increasing amounts of capital in many of our businesses and generally maintain large trading, specialist and investing positions. Market fluctuations and volatility may adversely affect the value of those positions, including, but not limited to, our interest rate and credit products, currency, commodity and equity positions and our merchant banking investments, or may reduce our willingness to enter into new transactions. From time to time, we have incurred significant trading losses in periods of market turbulence. Conversely, certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses.

•	Industry-wide declines in the size and number of underwritings and mergers and acquisitions may have an adverse effect on our revenues and, because we may be unable to reduce expenses correspondingly, our profit margins. In particular, because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decrease in the number of large transactions due to uncertain or unfavorable market conditions may adversely affect our investment banking business.

•	Pricing and other competitive pressures have continued, even as the volume and number of investment banking transactions have increased. In addition, the trend in the underwriting business toward multiple book runners and co-managers handling transactions, where previously there would have been a single book runner, may adversely affect our business and reduce our revenues.

•	Reductions in the level of the equity markets also tend to reduce the value of our clients’ portfolios, which in turn may reduce the fees we earn for managing assets. Even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and in the incentive and management fees we receive.

•	Concentration of risk increases the potential for significant losses in our market-making, proprietary trading and investing, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our proprietary trading and investing businesses or commit capital to facilitate customer-driven business. For example, large blocks of securities are increasingly being sold in block trades rather than on a marketed basis, which increases the risk that Goldman Sachs may be unable to resell the purchased securities at favorable prices and may incur significant losses as a result. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for others in the industry. We also regularly enter into large transactions as part of our trading businesses. The number and size of such transactions may affect our results of operations in a given period.

•	The volume of transactions that we execute for our clients and as a specialist or market maker may decline, which would reduce the revenues we receive from commissions and spreads. In addition, competitive pressures and other industry factors, including the increasing use by our clients of low-cost electronic trading, could cause a reduction in commissions and spreads. In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in trading losses and an increased need for liquidity. Weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our trading businesses and impair the value of our goodwill and identifiable intangible assets. In addition, competitive pressures have been particularly intense in the context of block trades.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses.

For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of the Annual Report on Form 10-K.

Our liquidity may be adversely affected by an inability to access the debt capital markets or to sell assets.

Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to sell assets or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

A reduction in our credit ratings could adversely affect our liquidity and businesses in many ways.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain bilateral provisions in some of our trading and collateralized financing contracts. Under these provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements.

An inability of The Goldman Sachs Group, Inc. to access funds from its subsidiaries could adversely affect its ability to meet its obligations.

The Goldman Sachs Group, Inc. is a holding company and, therefore, depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Many of our subsidiaries, including GS&Co., are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to The Goldman Sachs Group, Inc. Regulatory action of that kind could impede access to funds that The Goldman Sachs Group, Inc. needs to make payments on obligations, including debt obligations, or dividend payments. In addition, to the extent that The Goldman Sachs Group, Inc. (or any other entity) holds equity interests in the firm’s regulated or unregulated subsidiaries, its rights as an equity holder to the assets of such subsidiaries are subject to the satisfaction of the claims of the creditors of such subsidiaries.

Our businesses, profitability and liquidity may be adversely affected by a deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, a deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth of the entities to which we have credit exposures. The scope of our lending businesses has also been expanding and includes loans to small and mid-size businesses, which are not traditional Goldman Sachs clients. As a clearing member firm, we finance our client positions and we could be held responsible for the defaults or misconduct of our clients. In addition, we have experienced, due to competitive factors, pressure to extend and price credit at levels that may not always fully compensate us for the risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

Mandatory physical settlement of derivative transactions may expose us to losses if we are unable to deliver the underlying security or obligation.

Like many participants in the derivatives marketplace, we are party to a large number of derivative transactions, including credit derivatives, that require that we deliver to the counterparty the underlying security or obligation in order to receive payment. In a number of cases, we do not hold the underlying security or obligation and may have difficulty obtaining, or be unable to obtain, the underlying security or obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security or obligation within the required contractual timeframe for delivery. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm. The derivatives industry is working on various proposals to address this issue. A failure of the industry to address this issue could result in an unwillingness of counterparties to enter into certain types of derivative transactions, which could negatively impact our businesses.

Unconfirmed derivative transactions and unauthorized assignments of derivatives by counterparties may expose us to unexpected risk and potential losses.

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and in the event of a default may find it more difficult to enforce the contract. The growth in the derivatives industry, including credit derivatives and other swap transactions, has also exposed us and other industry participants to an increasing incidence of counterparties seeking to unilaterally assign transactions without required prior notice and consent. Although industry participants have taken steps to eliminate this practice and its effects on a going-forward basis, including through the adoption of the 2005 ISDA Novation Protocol, it is not yet clear how effective these efforts will be, and the steps that have been taken by the industry do not resolve the issue for derivative contracts that were previously entered into. Unauthorized assignments could introduce uncertainty as to the status of a transaction, impair our ability to evaluate credit risk and impede trade reconciliations, which could lead to a higher number of failed transactions and collateral call defaults.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, damage our reputation and cause losses.

Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial loss, disruption of our businesses, liability to clients, regulatory intervention or reputational damage. For example, our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. The transactions we process have become increasingly complex and often must adhere to client-specific guidelines, as well as legal and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions, and as our interconnectivity with our clients grows, we will increasingly face the risk of operational failure with respect to our clients’ systems. Any such failure or termination could adversely affect our ability to effect transactions, service our clients and manage our exposure to risk.

Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by Goldman Sachs or third parties with which we conduct business. These disruptions may occur, for example, as a result of events that affect only the buildings of Goldman Sachs or such third parties, or as a result of events with a broader impact on the cities where those buildings are located. Nearly all of our employees in our primary locations, including New York, London, Frankfurt, Hong Kong and Tokyo, work in close proximity to one another, in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Conflicts of interest are increasing and a failure to appropriately deal with conflicts of interest could adversely affect our businesses.

Our reputation is one of our most important assets. As we have expanded the scope of our businesses and our client base, we increasingly have to address potential conflicts of interest, including those relating to our proprietary activities. For example, conflicts may arise between our position as a financial advisor in a merger transaction and a principal investment we hold in one of the parties to the transaction. In addition, hedge funds and private equity funds are an increasingly important portion of our client base, and also compete with us in a number of our businesses. We have extensive procedures and controls that are designed to address conflicts of interest. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest.

In addition, the SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. For example, in June 2005, the NASD filed with the SEC proposed rules that would require certain disclosures to be contained in fairness opinions, and would mandate specific procedures to be followed by member firms in connection with issuing these opinions. While we have policies and procedures in place that are intended to ensure that any potential conflicts of interest are appropriately addressed, it is possible that potential or perceived conflicts could give rise to litigation or enforcement actions. It is possible that the regulatory scrutiny of, and litigation in connection with, conflicts of interest will make our clients less willing to enter into transactions in which such a conflict may occur, and will adversely affect our businesses.

Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.

Goldman Sachs, as a participant in the financial services industry, is subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct our businesses. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities.

New laws or regulations or changes in enforcement of existing laws or regulations applicable to our business or those of our clients may also adversely affect our businesses. For example, the SEC has adopted rules requiring the registration of certain hedge funds advisers under the Investment Advisers Act of 1940, and the SEC or other regulators may seek to further regulate hedge funds in the future. It is possible that these or other future regulatory developments rules may have a significant impact on our trading, prime brokerage and other business relationships with hedge funds, or on the growth of our prime brokerage and securities lending businesses. In addition, under the European Union’s Transparency Directive (Directive 2004/109/EC), which is due to be implemented by member states by January 2007, issuers of securities admitted to listing on regulated markets in the European Union may, depending upon the manner of implementation, be required to provide expanded ongoing financial disclosure, which could have an adverse impact on our ability or the ability of certain of our non-European Union-based clients to maintain the listing of these securities or to conduct securities offerings in Europe. Furthermore, the SEC’s Regulation NMS, which was adopted in 2005 and is expected to become effective in 2006, introduces significant changes to the regulation of trading on securities exchanges and marketplaces. While it is too early to predict the impact that Regulation NMS will have, it could result in the imposition of additional compliance costs on our trading businesses and alter the competitive environment in which these businesses function.

Many of our businesses are operating in an uncertain and difficult regulatory environment.

Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, both within and outside the United States. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This environment has led some of our clients to be less willing to engage in transactions that may carry a risk of increased scrutiny by regulators. In addition, while the firm always strives to fully comply with all legal and regulatory requirements, this regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms, including our firm, and that were generally believed to be permissible and appropriate. This environment has led us and our competitors to modify transaction structures and, in some cases, to limit or cease our execution of some types of transactions.

Substantial legal liability or significant regulatory action against Goldman Sachs could have material adverse financial effects or cause significant reputational harm to Goldman Sachs, which in turn could seriously harm our business prospects.

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high.

The interaction between our equity research analysts and investment banking businesses has been subject to new requirements and litigation.

As discussed under “Business — Regulation” in Part I, Item 1 of the Annual Report on Form 10-K, the research areas of investment banks have been and remain the subject of regulatory scrutiny that has led to restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. GS&Co. has agreed to a global settlement to resolve investigations into equity research analysts’ alleged conflicts of interest pursuant to which GS&Co. has been subject to certain restrictions and undertakings. Certain of these requirements and restrictions have imposed additional costs and limitations on the conduct of our businesses.

Litigation and regulatory scrutiny of complex, structured financial transactions remain high.

Regulators, both within and outside the United States, continue to scrutinize complex, structured finance transactions and have brought enforcement actions against a number of financial institutions in connection with such transactions. In some of the enforcement actions, clients of the financial institutions allegedly engaged in accounting, disclosure or other violations of the securities laws, and the financial institutions allegedly facilitated these improprieties by entering into transactions with the clients. We seek to create innovative solutions to address our clients’ needs, and we have entered into, and continue to enter into, structured transactions with clients. While we have policies and procedures in place that are intended to ensure that the structured transactions we enter into are appropriately reviewed and comply with applicable laws and regulations, it is possible that certain of these transactions could give rise to litigation or enforcement actions. It is possible that the regulatory scrutiny of, and litigation in connection with, structured finance transactions will make our clients less willing to enter into these transactions, and will adversely affect our business in this area.

We are subject to regulatory inquiries and investigations into market timing, late trading and other activities involving mutual funds.

In recent years, there have been industry-wide and other investigations by federal and state authorities concerning market timing, late trading and other activities involving mutual funds and investment advisers. Federal and state authorities have made informational requests regarding trading practices broadly across all of the major fund companies and broker-dealers. Goldman Sachs has received requests for information and has been fully cooperating with those authorities. While we believe that we have in place reasonable measures to detect and deter disruptive and abusive trading practices and comply with applicable legal and regulatory requirements, we cannot predict the course that these inquiries and areas of focus may take or the impact that any new laws or regulations governing mutual funds may have on our businesses.

Our specialist business is subject to a global settlement and civil actions.

Regulators have also been conducting investigations into certain trading practices of specialist firms, including our specialist unit. In March 2004, certain NYSE specialist firms, including our specialist unit, agreed to a global settlement with the SEC and NYSE to resolve charges that the firms violated certain federal securities laws and NYSE rules in connection with their activities as NYSE specialists during the years 1999 through 2003. The global settlement involves, among others, restitution and penalties, a censure, cease and desist order and certain undertakings with respect to our specialist unit’s systems and procedures. The settlement did not resolve the related civil actions discussed under “Legal Proceedings — Specialist Matters” in Part I, Item 3 of the Annual Report on Form 10-K, or potential regulatory charges against individuals. As a result of this global settlement and any related developments, other investigations or any new laws or regulations governing specialists, our specialist businesses may be adversely affected and the value of our goodwill and identifiable intangible assets related to these businesses may be impaired.

Employee misconduct is difficult to detect and prevent and may have an adverse effect on our businesses.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

Corporate governance and public disclosure requirements may adversely affect our investment banking businesses.

Financial scandals in recent years have led to insecurity and uncertainty in the financial markets and contributed to declines in capital markets. In response to these scandals, the Sarbanes-Oxley Act of 2002 and the rules of the SEC, NYSE and NASDAQ have necessitated significant changes to corporate governance and public disclosure. These provisions generally apply to companies with securities listed on U.S. securities exchanges, and some provisions apply to non-U.S. issuers with securities traded on U.S. securities exchanges. To the extent that private companies, to avoid becoming subject to these requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected and our ability to successfully exit some of our merchant banking investments may be adversely affected. Similarly, the imposition of those provisions on non-U.S. issuers has made these issuers less likely to list their securities in the United States or undertake merger or acquisition transactions that would result in their securities being listed in the United States. These measures may result in less activity by non-U.S. issuers in the United States and, as a result, the U.S. capital markets and our investment banking business may be adversely affected.

The provisions of the Sarbanes-Oxley Act of 2002 and the NYSE and NASDAQ corporate governance rules have imposed significant compliance costs on public companies and have increased the cost of conducting many types of capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have some difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our investment banking business.

The financial services industry is highly competitive.

The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation and price. We believe that we will continue to experience pricing pressures in the future as some of our competitors seek to increase market share by reducing prices. Over time, there has been substantial consolidation and convergence among companies in the financial services industry. U.S. federal legislation, which significantly expanded the activities permissible for firms affiliated with a U.S. bank, may accelerate this consolidation and further increase competition. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions.

The growth of electronic trading and the introduction of new technology may adversely affect our business and may increase competition.

Technology is fundamental to our business and our industry. The growth of electronic trading and the introduction of new technologies is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our specialist businesses, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and spreads.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Competition in the financial services industry for qualified employees is intense. In addition, competition with businesses outside the financial services industry, such as hedge funds, private equity funds and venture capital funds, for the most highly skilled individuals has been intense. Our continued ability to compete effectively in our businesses depends on our ability to attract new employees and to retain and motivate our existing employees. Changes in the business environment may cause us to move employees from one business to another or to reduce the number of employees in certain of our businesses; this may cause temporary disruptions as our employees adapt to new roles and may reduce our ability to take advantage of improvements in the business environment. In addition, current and future laws (including laws relating to immigration and outsourcing) may restrict our ability to move responsibilities or personnel from one jurisdiction to another. This may impact our ability to take advantage of business opportunities or potential efficiencies.

We may be unable to fully integrate future acquisitions or joint ventures into our businesses and systems.

We expect to grow in part through acquisitions and joint ventures. We have undertaken joint ventures, including in Australia and China, and may enter into additional joint ventures from time to time. To the extent we make acquisitions or enter into combinations or joint ventures, we face numerous risks and uncertainties combining or integrating the relevant businesses and systems, including the need to combine accounting and data processing systems and management controls and to integrate relationships with clients and business partners. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact the benefits to be achieved by the joint venture.

Our power generation interests subject us to the risks associated with owning power generation facilities.

We own interests in electric power generation facilities. As a result of these interests and future investments that we may make in the power generation industry, we face numerous risks and uncertainties.

We are a relatively new entrant to the electric power generation industry. As a result, we have less expertise and experience in owning and managing power generation facilities than many of our competitors and we may not be successful in owning and managing our power generation facilities. In particular, in the future we may be unable to attract and retain qualified independent contractors and employees.

The operation of power generation facilities may be disrupted. The continued operation of power generation facilities involves many risks, including the breakdown or failure of power generation equipment, transmission lines or other equipment or processes, and performance below expected levels of output or efficiency. Although our power generation facilities contain various redundancies and backup mechanisms, a breakdown or failure may prevent the affected facilities from performing under applicable power sales agreements or otherwise operating as planned.

The power companies in which we own interests are parties to numerous agreements with third parties, including lenders, suppliers of raw materials, service providers and utilities, which impose significant obligations on the power companies. Some of these obligations may be difficult for the power companies to satisfy, depending, in some cases, on market conditions and other factors. For example, during 2004 we faced difficulties in obtaining and retaining adequate coal inventories at many power generation facilities due to supply constraints on coal and a rationing of services by railroads. Any failure by the power company to satisfy or obtain waivers of their obligations under any of these agreements could cause them to lose the benefits provided by the agreements, subject them to litigation, result in reputational harm or impair their operations or financial results. In addition, the operations or financial results of these power companies could be adversely affected by the failure of any of these third parties to perform their contractual obligations to the power companies.

We are subject to extensive and evolving energy, environmental and other governmental laws and regulations. In the past several years, intensified scrutiny of the energy market by federal, state and local authorities and the public has resulted in increased regulatory and legal proceedings involving energy companies, including those engaged in electric power generation. We may incur substantial costs in complying with current or future laws and regulations relating to power generation, and our overall businesses and reputation may be adversely affected by legal and regulatory proceedings arising out of our power generation business. In particular, our power generation activities are subject to extensive federal, state and local environmental laws and regulations relating to, among others, air quality, water quality, waste management, natural resources, site remediation and health and safety. Compliance with these environmental laws and regulations may require us to commit significant capital toward environmental monitoring, installation of pollution control equipment, payment of emission fees, and application for, and holding of, permits and licenses at our power generation facilities. In certain instances, compliance with these laws and regulations may require us to cease or curtail operations of one or more of the power generation facilities in which we have an ownership interest.

Our failure to comply with environmental laws or regulations or the associated requirements and provisions of the permits and licenses may result in the assessment of severe civil or criminal liabilities against us and the need to expend substantial additional capital for compliance or remediation. In particular, the Environmental Protection Agency recently issued the Clean Air Interstate Rule, which imposes additional controls over power generation facility emissions and requires significant reductions of emissions by 2010 (for Phase I) and 2015 (for Phase II). We are assessing the impact of this legislation, but it may require us to make significant capital expenditures on our power generation facilities. Other legislation, rules and requirements may be imposed on our power generation activities by the federal government or one or more states. Insurance covering some of these environmental risks with respect to our power generation facilities may not be available, and the proceeds from insurance recovery, if any, may not be adequate to cover our liabilities in a particular incident. As a result, our financial condition and results of operations may be adversely affected by an environmental or a health and safety problem at one of our facilities.

We are subject to the risk of unforeseen or catastrophic events, including terrorist attacks, natural disasters or other hostile or catastrophic events. We may not have insurance against these risks, and, in cases in which we do have insurance, the insurance proceeds may be inadequate to cover our losses.

In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular foreign market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

The emergence of a pandemic or other widespread health emergency, or concerns over the possibility of such an emergency, could create economic and financial disruptions in emerging markets and other areas throughout the world, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses around the world. In addition, unforeseen or catastrophic events, including health emergencies, terrorist attacks or natural disasters, could expose our insurance subsidiaries to significant losses.

Our businesses and operations are increasingly involved in emerging markets throughout the world, and we expect this trend to continue. In the last several years, various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, capital and currency exchange controls, and low or negative growth rates in their economies. The possible effects of any of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.

Item 1B.	Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.	Properties

Our principal executive offices are located at 85 Broad Street, New York, New York, and comprise approximately 1 million rentable square feet of leased space, pursuant to a lease agreement expiring in June 2008 (with options to renew for up to 20 additional years). We also occupy over 680,000 rentable square feet at One New York Plaza under lease agreements expiring primarily in 2009 (with options to renew for up to five additional years), and we lease space at various other locations in the New York metropolitan area. In total, we lease approximately 4.0 million rentable square feet in the New York metropolitan area.

In September 2004, we completed the construction of a new office building at 30 Hudson Street in Jersey City, New Jersey. This building, which includes approximately 1.6 million gross square feet of office space, was constructed to complement our offices in lower Manhattan. The building is being occupied in phases.

In August 2005, we leased from Battery Park City Authority a parcel of land in lower Manhattan, pursuant to a ground lease. We currently intend to construct a 2.1 million gross-square-foot office building on the site that will serve as our world headquarters. Under the lease, Battery Park City Authority holds title to all improvements, including the office building, subject to Goldman Sachs’ right of exclusive possession and use for the 64-year duration of the lease.

Under the terms of the ground lease, we are required to make a lump-sum ground rent payment of $161 million by June 2007 and to make additional periodic payments during the term of the lease. We are obligated under the ground lease to construct the office building by 2011 (subject to extensions in the case of force majeure) in accordance with certain pre-approved design standards. Construction began on the building in November 2005, and we expect initial occupancy of the building by 2009. The building is projected to cost between $2.3 billion and $2.5 billion, including acquisition, development, fitout and furnishings, financing and other related costs.

We are receiving a number of benefits from the City and State of New York based on our agreement to construct our world headquarters in lower Manhattan. These benefits are subject to recoupment or recapture if we do not proceed in accordance with our agreements with the City and State of New York.

We have additional offices in the United States and elsewhere in the Americas. Together, these offices comprise approximately 2.1 million rentable square feet of leased space.

We also have offices in Europe, Asia and Africa. In Europe, we have offices that total approximately 2.0 million rentable square feet, which includes our office space in Frankfurt, approximately 55,000 rentable square feet of which we expect to exit by 2006. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we lease approximately 1.6 million rentable square feet in London through various leases, relating to various properties.

In Asia, we have offices that total approximately 900,000 rentable square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently lease approximately 290,000 rentable square feet through a lease that will expire in 2018. In Hong Kong, we currently lease approximately 220,000 rentable square feet under lease agreements, the majority of which will expire in fiscal 2012.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. We may incur exit costs in 2006 and thereafter to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

Certain purported class actions have been brought in the U.S. District Court for the Southern District of New York, beginning on November 3, 1998, by purchasers of securities in public offerings as well as certain purported issuers of such offerings, that allege that the defendants have conspired to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings in violation of federal antitrust laws. On March 15, 1999, the purchaser plaintiffs filed a consolidated amended complaint seeking treble damages as well as injunctive relief. The defendants moved to dismiss the consolidated amended complaint on April 29, 1999. On February 9, 2001, the federal district court granted with prejudice the defendants’ motion to dismiss the claims asserted by the purchasers of securities on the ground that they lacked antitrust standing. The plaintiffs in those actions appealed, and by a decision dated December 13, 2002, the U.S. Court of Appeals for the Second Circuit vacated the dismissal on the ground that the lower court had engaged in improper fact-finding on the motion and remanded for consideration of other potential bases for dismissal. On September 28, 2001, the defendants moved to dismiss the complaints filed by the issuer plaintiffs on statute of limitations grounds. On September 25, 2002, the federal district court denied the underwriter defendants’ motion to dismiss. On March 26, 2003, defendants moved to dismiss the claims asserted by both the issuers and the purchasers of securities on preemption grounds, but the motion was denied on June 27, 2003. On June 24, 2003, defendants filed a motion to dismiss the claims asserted by the purchasers of securities on standing grounds, and on February 24, 2004, the district court granted the motion to dismiss as to the purchasers’ damages claims. Plaintiffs in both actions moved for class certification on September 16, 2004 and for summary judgment on November 16, 2005.

Goldman, Sachs & Co. is one of numerous financial services firms that have been named as defendants in purported class actions filed beginning on March 9, 2001 in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in a conspiracy to “tie” allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, in violation of federal antitrust laws. The plaintiffs filed a consolidated amended complaint on January 2, 2002 seeking treble damages as well as injunctive relief. The defendants moved to dismiss the consolidated amended complaint on May 24, 2002, and the motion was granted by a decision dated November 3, 2003. Plaintiffs appealed, and by a decision dated September 28, 2005, the U.S. Court of Appeals for the Second Circuit reversed and remanded the action. Goldman, Sachs & Co. has also, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of the alleged “tying” arrangements. On July 1, 2002, the underwriter defendants moved to dismiss those complaints. By an opinion and order dated February 19, 2003, the federal district court denied the motion to dismiss in all material respects relating to the underwriter defendants. By a decision dated October 13, 2004, the federal district court generally granted plaintiffs’ motion for class certification in six “focus cases.” The underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision on an interlocutory basis, and the appellate court agreed to review the decision by order dated June 30, 2005. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits. On June 14, 2004, those parties jointly moved for approval of the proposed settlement, and the district court granted preliminary approval by a decision dated February 15, 2005.

Goldman, Sachs & Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, consequential damages resulting from the alleged lower amount of offering proceeds. On August 1, 2002, Goldman, Sachs & Co. moved to dismiss the complaint. On May 2, 2003, the court granted Goldman, Sachs & Co.’s motion to dismiss as to five of the claims; plaintiff appealed from the dismissal of the five claims, and Goldman, Sachs & Co. appealed from the denial of its motion as to the remaining claim. By a decision dated May 20, 2004, the New York Appellate Division, First Department affirmed in part and reversed in part the lower court’s ruling on the firm’s motion to dismiss, permitting all claims to proceed except the claim for fraud, as to which the appellate court granted leave to replead. The Appellate Division granted leave to appeal, and by a decision dated June 7, 2005, the New York Court of Appeals affirmed in part and reversed in part the Appellate Division’s decision, dismissing claims for breach of contract, professional malpractice and unjust enrichment, but permitting claims for breach of fiduciary duty and fraud to continue. On remand to the lower court, Goldman, Sachs & Co. moved to dismiss the claims that survived the appeal or, in the alternative, for summary judgment.

The Goldman Sachs Group, Inc. and certain of its affiliates have, together with various underwriters in certain offerings, received subpoenas and requests for documents and information from various governmental agencies and self-regulatory organizations in connection with investigations relating to the public offering process. Goldman Sachs has cooperated with the investigations. On January 25, 2005, in connection with an investigation by the SEC of certain allocation practices employed by Goldman, Sachs & Co. and other firms, the SEC announced a settlement pursuant to which Goldman, Sachs & Co., without admitting or denying the allegations, (i) consented to the entry of an order permanently enjoining Goldman, Sachs & Co. from violating Rule 101 of Regulation M of the Securities Exchange Act of 1934, by inducing or attempting to induce customers receiving IPO allocations to buy additional shares in the aftermarket; and (ii) agreed to pay a penalty of $40 million. In connection with effectuation of the settlement, the SEC filed a civil action against Goldman, Sachs & Co. in the U.S. District Court for the Southern District of New York on January 25, 2005, and the district court entered a final judgment on February 7, 2005 approving the settlement and granting the permanent injunctive relief.

Stock Options Litigation

Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P. (now known as Goldman Sachs Execution & Clearing, L.P.), affiliates of The Goldman Sachs Group, Inc., are among the numerous market makers in listed equity options that have been named as defendants, together with five national securities exchanges, in a purported class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who purchased or sold listed equity options. The consolidated class action complaint, filed on October 4, 1999 (which consolidated certain previously pending actions and added Hull Trading Co. L.L.C. and other market makers as defendants), generally alleges that the defendants engaged in a conspiracy to preclude the multiple listing of certain equity options on the exchanges and seeks treble damages under the antitrust laws as well as injunctive relief. Certain of the parties, including Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P., have entered into a stipulation of settlement, subject to court approval, which originally required Hull Trading Co. L.L.C. to pay an aggregate of $2.48 million and Spear, Leeds & Kellogg, L.P. an aggregate of $19.59 million. On February 14, 2001, the federal district court granted the motion of certain non-settling defendants for summary judgment. By a decision dated April 24, 2001, the district court ruled that in light of that order granting summary judgment, the court lacked jurisdiction to entertain the proposed settlement. Plaintiffs appealed, and by a decision dated January 9, 2003, the U.S. Court of Appeals for the Second Circuit affirmed the grant of summary judgment, but held that the decision did not divest the lower court of jurisdiction to entertain the proposed settlement, and remanded for further proceedings. By an Order dated March 17, 2003, the U.S. Court of Appeals denied plaintiffs’ motion for rehearing or rehearing en banc of the Court’s January 9, 2003 decision. On October 26, 2005, certain defendants, including Spear, Leeds & Kellogg, L.P. and Hull Trading Co. L.L.C., reached an agreement to modify and restate the original settlement agreement, reducing the overall settlement payments by certain market maker defendants by approximately 25% of the original amounts. The modified settlement remains subject to court approval.

Iridium Securities Litigation

Goldman, Sachs & Co. has been named as a defendant in two purported class action lawsuits commenced, beginning on May 26, 1999, in the U.S. District Court for the District of Columbia brought on behalf of purchasers of Class A common stock of Iridium World Communications, Ltd. in a January 1999 underwritten secondary offering of 7,500,000 shares of Class A common stock at a price of $33.50 per share, as well as in the secondary market. The defendants in the actions include Iridium, certain of its officers and directors, Motorola, Inc. (an investor in Iridium) and the lead underwriters in the offering, including Goldman, Sachs & Co. The complaints in both actions allege violations of the disclosure requirements of the federal securities laws and seek compensatory and/or rescissory damages. On May 13, 2002, plaintiffs filed a consolidated amended complaint alleging substantively identical claims as the original complaints. On July 15, 2002, the defendants moved to dismiss the consolidated amended complaint, and by a decision dated August 31, 2004, the motion was denied. On September 30, 2005, the underwriter defendants moved for summary judgment. On April 15, 2005, plaintiffs moved for class certification, and the district court granted the motion, certifying two subclasses, by a decision dated January 9, 2006. Goldman, Sachs & Co. underwrote 996,500 shares of common stock and Goldman Sachs International underwrote 320,625 shares of common stock for a total offering price of approximately $44 million.

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

The lawsuit, brought by certain institutional purchasers of the notes, alleges that the prospectus issued in connection with the offering was false and misleading in violation of the disclosure requirements of the federal securities laws. The plaintiffs are seeking, among other things, unspecified damages. The underwriter defendants moved to dismiss the complaint on November 14, 2001. By a decision dated August 26, 2002, the federal district court denied the underwriter defendants’ motion to dismiss, and by a decision dated March 9, 2004, granted plaintiffs’ motion for class certification. On November 4, 2005, the underwriter defendants reached an agreement in principle to settle all claims against them for an aggregate payment of $8.25 million, of which Goldman, Sachs & Co. will contribute approximately $2.5 million. The settlement remains subject to, among other things, documentation and court approval.

On October 5, 2000, Owens Corning filed for protection under the U.S. bankruptcy laws.

Research Independence Matters

The Goldman Sachs Group, Inc. and its affiliates, together with other financial services firms, have received requests for information from various governmental agencies and self-regulatory organizations in connection with their review of research independence issues. Goldman Sachs has cooperated with the requests.

On April 28, 2003, a final global settlement relating to investment research analysts’ alleged conflicts of interest and involving various of the leading securities firms operating in the United States, including Goldman, Sachs & Co., was announced. In that connection, without admitting or denying the allegations, findings or conclusions by various federal and state regulators, Goldman Sachs entered into consents, agreements and other definitive documentation with the SEC, the NYSE, the NASD and the Utah Division of Securities, to resolve their investigations of Goldman, Sachs & Co. relating to those matters. Pursuant to the final arrangements, Goldman, Sachs & Co.

agreed, among other things, to (i) pay an aggregate of $25 million as penalties, (ii) pay an aggregate of $25 million as disgorgement of commissions and other monies, (iii) contribute an aggregate of $50 million over five years to provide independent third-party research to clients, (iv) contribute an aggregate of $10 million over five years for investor education, (v) adopt various additional policies, systems, procedures and other safeguards to ensure further the integrity of Goldman, Sachs & Co. investment research and (vi) be permanently restrained and enjoined from violating certain rules of the NYSE and the NASD relating to investment research activities. In connection with the global settlement, Goldman, Sachs & Co. and other firms also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. In connection with effectuation of the global settlement, in a civil action brought by the SEC in the U.S. District Court for the Southern District of New York against the settling firms, including Goldman, Sachs & Co., on October 31, 2003, the court entered a final judgment imposing the permanent restraint and injunction. In addition, Goldman, Sachs & Co. has entered into settlement stipulations with all 50 states and certain U.S. territories in connection with the global settlement. Current or future civil lawsuits implicating investment research analysts’ conflicts of interest were not settled as part of the global settlement. The global settlement also did not resolve potential charges involving individual employees, including supervisors.

Goldman, Sachs & Co. is one of several investment firms that have been named as defendants in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with research coverage of certain issuers and seeking compensatory damages. In one such action, relating to coverage of RSL Communications, Inc. commenced on July 5, 2003, Goldman, Sachs & Co. moved to dismiss the complaint on January 13, 2004, and the motion was denied by a decision dated May 21, 2004. On November 9, 2004, plaintiffs moved for class certification, and the district court granted the motion by a decision dated August 15, 2005. Defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision on an interlocutory basis and, by an order dated December 22, 2005, the appellate court denied the petition in part and otherwise held the petition in abeyance for consideration by the panel assigned to review the certification decision in the action described under “IPO Process Matters” above. Goldman, Sachs & Co. is also a defendant in several actions relating to research coverage of Exodus Communications, Inc. that commenced beginning in May 2003. The actions were consolidated, and on March 15, 2004, Goldman, Sachs & Co. moved to dismiss.

A purported shareholder derivative action was filed in New York Supreme Court, New York County on June 13, 2003 against The Goldman Sachs Group, Inc. and its board of directors, which, as amended, alleges that the directors breached their fiduciary duties in connection with the firm’s research as well as the firm’s IPO allocations practices. An amended complaint was filed on March 3, 2004, which was further amended on June 14, 2005.

The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Henry M. Paulson, Jr. have been named as defendants in a purported class action filed originally on July 18, 2003 in the U.S. District Court for the District of Nevada on behalf of purchasers of The Goldman Sachs Group, Inc. stock from July 1, 1999 through May 7, 2002. The complaint alleges that defendants breached their fiduciary duties and violated the federal securities laws in connection with the firm’s research activities. The complaint seeks, among other things, unspecified compensatory damages and/or rescission. The action was transferred on consent to the U.S. District Court for the Southern District of New York, defendants moved to dismiss the amended complaint on August 30, 2004, and the district court granted the motion with leave to amend by order dated February 17, 2005. Plaintiffs filed a second amended complaint on February 25, 2005, and defendants filed a motion to dismiss on March 24, 2005.

Enron Litigation Matters

Goldman Sachs affiliates are defendants in certain actions arising relating to Enron Corp., which filed for protection under the U.S. bankruptcy laws on December 2, 2001.

Goldman, Sachs & Co. and co-managing underwriters have been named as defendants in certain purported securities class and individual actions commenced beginning on December 14, 2001 in the U.S. District Court for the Southern District of Texas and California Superior Court brought by purchasers of $222,500,000 of Exchangeable Notes of Enron Corp. in August 1999. The notes were mandatorily exchangeable in 2002 into shares of Enron Oil & Gas Company held by Enron Corp. or their cash equivalent. The complaints also name as defendants The Goldman Sachs Group, Inc. as well as certain past and present officers and directors of Enron Corp. and the company’s outside accounting firm. The complaints generally allege violations of the disclosure requirements of the federal securities laws and/or state law, and seek compensatory damages. Goldman, Sachs & Co. underwrote $111,250,000 principal amount of the notes. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. moved to dismiss the class action complaint in the Texas federal court on March 15, 2004, and by a decision dated December 5, 2005, the motion was granted as to The Goldman Sachs Group, Inc. but denied as to Goldman, Sachs & Co. Plaintiffs in various consolidated actions relating to Enron entered into a settlement with Banc of America Securities LLC on July 2, 2004 and with Citigroup, Inc. on June 10, 2005, including with respect to claims relating to the Exchangeable Notes offering, as to which affiliates of those settling defendants were two of the three underwriters (together with Goldman, Sachs & Co.). The settling parties have yet to announce what portion of the settlement will apply to the Exchangeable Notes offering.

Several funds which allegedly sustained investment losses of approximately $125 million in connection with secondary market purchases of the Exchangeable Notes as well as Zero Coupon Convertible Notes of Enron Corp. commenced an action in the U.S. District Court for the Southern District of New York on January 16, 2002. As amended, the lawsuit names as defendants the underwriters of the August 1999 offering, the company’s outside accounting firm, various former officers and directors of Enron Corp., as well as other financial services firms, and alleges violations of the disclosure requirements of the federal securities laws, fraud and misrepresentation. By an Order dated June 24, 2002, the Judicial Panel on Multidistrict Litigation entered an order transferring that action to the Texas federal district court for purposes of coordinated or consolidated pretrial proceedings with other matters relating to Enron Corp. On March 20, 2002, Goldman, Sachs & Co. moved to dismiss the complaint. By a decision dated December 10, 2003, the motion was granted in part and denied in part. Goldman, Sachs & Co. sought clarification and reconsideration of the decision, and on June 13, 2005, the federal district court granted Goldman, Sachs & Co.’s motion for reconsideration and provided for further briefing on Goldman, Sachs & Co.’s motion to dismiss.

The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. have been named as defendants in two substantively identical purported class actions filed on June 5, 2003 in Oregon Circuit Court, Multnomah County, on behalf of former shareholders of Portland General Corporation. The complaints generally allege that defendants breached their fiduciary duties in connection with Portland General’s 1997 merger with Enron Corp., in respect of which Goldman, Sachs & Co. acted as financial advisor to Portland General. The defendants also include Arthur Andersen, LLP, Andersen-U.S., and certain former officers and directors of Portland General. The complaints seek unspecified compensatory damages. In July 2003, defendants removed the actions to the U.S. District Court for the District of Oregon, and the actions were transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Southern District of Texas for coordinated proceedings with other actions relating to Enron Corp. On February 25, 2004, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. moved to dismiss the action, and on August 5, 2004, the federal district court granted the motion to dismiss and denied plaintiffs’ motion to remand the actions to state court. On October 14, 2004, plaintiffs moved for reconsideration, and on November 10, 2004, the motion was denied.

Goldman, Sachs & Co. is among numerous defendants in two substantively identical actions filed in the U.S. Bankruptcy Court for the Southern District of New York beginning in November 2003 seeking to recover as fraudulent transfers and/or preferences payments made by Enron Corp. in repurchasing its commercial paper shortly before its bankruptcy filing. Goldman, Sachs & Co., which had acted as a commercial paper dealer for Enron Corp., resold to Enron Corp. approximately $30 million of commercial paper as principal, and as an agent facilitated Enron Corp.’s repurchase of additional commercial paper from various customers who have also been named as defendants. Goldman, Sachs & Co. moved to dismiss the complaints on February 19, 2004, but the bankruptcy court denied the motion as well as similar motions by other defendants by a decision dated June 15, 2005. On August 1, 2005, various defendants including Goldman, Sachs & Co. petitioned to have the denial of their motion to dismiss reviewed by the U.S. District Court for the Southern District of New York.

Exodus Securities Litigation

By an amended complaint dated July 11, 2002, Goldman, Sachs & Co. and the other lead underwriters for the February 2001 offering of 13,000,000 shares of common stock and $575,000,000 of 5 1/4% convertible subordinated notes of Exodus Communications, Inc. were added as defendants in a purported class action pending in the U.S. District Court for the Northern District of California. The complaint, which also names as defendants certain officers and directors of Exodus Communications, Inc., alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages. On October 23, 2002, the underwriter defendants moved to dismiss the complaint. By a decision dated August 19, 2003, the district court granted the defendants’ motion to dismiss with leave to replead, and the plaintiffs filed a third amended complaint on January 15, 2004. On March 12, 2004, the underwriter defendants moved to dismiss the third amended complaint, and by a decision dated August 5, 2005, the district court denied the motion. The underwriter defendants moved for reconsideration and clarification on August 30, 2005, but the motion was denied by an order dated September 12, 2005. Goldman, Sachs & Co. underwrote 5,200,000 shares of common stock for a total offering price of approximately $96,200,000, and $230,000,000 principal amount of the notes.

On September 26, 2001, Exodus Communications, Inc. filed for protection under the U.S. bankruptcy laws.

Montana Power Litigation

Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. have been named as defendants in a purported class action commenced originally on October 1, 2001 in Montana District Court, Second Judicial District on behalf of former shareholders of Montana Power Company. The complaint generally alleges that Montana Power Company violated Montana law by failing to procure shareholder approval of certain corporate strategies and transactions, that the company’s board breached its fiduciary duties in pursuing those strategies and transactions, and that Goldman, Sachs & Co. aided and abetted the board’s breaches and rendered negligent advice in its role as financial advisor to the company. The complaint seeks, among other things, compensatory damages. In addition to Goldman, Sachs & Co. and The Goldman Sachs Group, Inc., the defendants include Montana Power Company, certain of its officers and directors, an outside law firm for the Montana Power Company, and certain companies that purchased assets from Montana Power Company and its affiliates. The Montana state court denied motions to dismiss by a decision dated August 1, 2002. On July 18, 2003, following the bankruptcies of certain defendants in the action, defendants removed the action to federal court, the U.S. District Court for the District of Montana, Butte Division.

On October 26, 2004, a creditors committee of Touch America Holdings, Inc. brought an action against Goldman, Sachs & Co., The Goldman Sachs Group, Inc., and a former outside law firm for Montana Power Company in Montana District Court, Second Judicial District. The complaint asserts that Touch America Holdings, Inc. is the successor to Montana Power Corporation and alleges substantially the same claims as in the purported class action. Defendants removed the action to federal court on November 19, 2004. On January 14, 2005, defendants moved to dismiss the complaint, but the motion was denied by a decision dated June 10, 2005.

WorldCom Bondholders Litigation

Goldman, Sachs & Co. and other underwriters of WorldCom, Inc. bonds have been named as defendants in certain purported securities class and individual actions commenced beginning on July 19, 2002 alleging that the offering materials issued in connection with certain securities offerings were false and misleading. Certain of the lawsuits (some of which were originally filed in various state courts and removed to federal court) have been transferred by order of the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Southern District of New York. Goldman, Sachs & Co. underwrote $75,000,000 principal amount out of a total principal amount of $5,000,000,000 of notes in a May 24, 2000 offering. Among the defendants in these actions in addition to the underwriters are certain of WorldCom, Inc.’s former officers and/or directors, and/or WorldCom, Inc.’s former outside accounting firm. Each of these actions seeks, among other things, compensatory damages. The district court denied the underwriter defendants’ motion to dismiss by a decision dated May 19, 2003 and granted plaintiffs’ motion for class certification by an order dated October 24, 2003. On August 20, 2004, the underwriter defendants moved for summary judgment and plaintiffs cross-moved for partial summary judgment as to liability. By a decision dated December 15, 2004, the district court granted in part and denied in part the motions. All defendants, including Goldman, Sachs & Co., have since entered into agreements to settle the class action claims, with Goldman, Sachs & Co. contributing approximately $12.5 million, and the settlement was approved by the district court by a decision dated September 21, 2005, but several class members have appealed from certain aspects of the approval. That settlement did not resolve claims brought by certain investors who opted out of the class. On June 22, October 27 and December 28, 2005, respectively, the underwriter defendants in certain of the remaining individual actions agreed to settle certain of these actions, and Goldman, Sachs & Co. contributed approximately $1.94 million toward those settlements.

On July 21, 2002, WorldCom, Inc. filed for protection under the U.S. bankruptcy laws.

Global Crossing and Asia Global Crossing Securities Litigation

Goldman, Sachs & Co. has been named as a defendant in a consolidated class action lawsuit in the U.S. District Court for the Southern District of New York relating to various securities offerings by Global Crossing, Ltd. and Asia Global Crossing Ltd. in which Goldman, Sachs & Co. acted as an underwriter. The claims had originally been asserted in separate actions, reflected in an amended complaint filed on January 28, 2003 as to Global Crossing, Ltd. and in a complaint filed on November 8, 2002 as to Asia Global Crossing Ltd., but the claims were consolidated into a single amended complaint on August 11, 2003, which was further amended on March 22, 2004 (including to drop The Goldman Sachs Group, Inc. as a defendant). The consolidated action includes claims relating to Global Crossing, Ltd.’s concurrent April 2000 offerings of 43 million shares of common stock at $33 per share and 4.6 million shares of 6 3/4% cumulative preferred stock at $250 per share, as well as Asia Global Crossing Ltd.’s October 2000 initial public offering of 68,500,000 shares of common stock at a price of $7 per share. Goldman, Sachs & Co. acted as a co-lead underwriter of both Global Crossing, Ltd. offerings, underwriting 12.9 million shares of common stock and 1,840,000 shares of convertible preferred stock for a total offering price of approximately $886 million. Goldman, Sachs & Co. underwrote 20,670,000 shares of common stock in the Asia Global Crossing Ltd. offering for a total offering price of approximately $145 million. The claims assert violations of the disclosure requirements of the federal securities laws as to such offerings and seek compensatory and/or rescissory damages. In addition to the lead and other underwriters in the offerings, the defendants as to such claims originally included certain officers and directors of

Global Crossing, Ltd. and Asia Global Crossing Ltd. as well as the companies’ former outside auditors.

On April 21, 2003, the underwriter defendants as to the Global Crossing, Ltd. offerings moved to dismiss the claims relating to such offerings; the motion was denied in significant part by a decision dated December 18, 2003. On July 23, 2004, the underwriter defendants as to the Asia Global Crossing Ltd. offering moved to dismiss the claims relating to that offering. On March 1, 2005, plaintiffs entered into a definitive settlement agreement with Citigroup, Inc. and certain related parties, including as to claims asserted against such parties in respect of the various offerings in which Goldman, Sachs & Co. participated. The settlement, pursuant to which the Citigroup defendants have agreed to pay $75 million, does not resolve claims against the other members of the underwriting syndicates, including Goldman, Sachs & Co. The various officer and director defendants as well as the former auditors separately entered into settlement agreements.

Global Crossing, Ltd. filed for protection under the U.S. bankruptcy laws on January 28, 2002, and Asia Global Crossing Ltd. filed for such protection on November 17, 2002.

Adelphia Communications Fraudulent Conveyance Litigations

Goldman, Sachs & Co. is among numerous entities named as defendants in two adversary proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. The nearly identical complaints seek, among other things, to recover, as fraudulent conveyances, payments made allegedly by Adelphia Communications, Inc. and its affiliates to certain brokerage firms, including approximately $62.9 million allegedly paid to Goldman, Sachs & Co., in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc.

Specialist Matters

Spear, Leeds & Kellogg Specialists LLC (SLKS) and certain affiliates have received requests for information from various governmental agencies and self-regulatory organizations as part of an industry-wide investigation relating to activities of floor specialists in recent years. Goldman Sachs has cooperated with the requests.

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

SLKS, Spear, Leeds & Kellogg, L.P. and The Goldman Sachs Group, Inc. are among numerous defendants named in purported class actions brought beginning in October 2003 on behalf of investors in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws and state common law in connection with NYSE floor specialist activities. The actions seek unspecified compensatory damages, restitution and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. Plaintiffs filed a consolidated amended complaint on September 16, 2004, defendants moved to dismiss the amended complaint on November 16, 2004, and the motion was granted in part and denied in part by a decision dated December 13, 2005.

Treasury Matters

On September 4, 2003, the SEC announced that Goldman, Sachs & Co. had settled an administrative proceeding arising from certain trading in U.S. Treasury bonds over an approximately eight-minute period after Goldman, Sachs & Co. received an October 31, 2001 telephone call from a Washington, D.C.-based political consultant concerning a forthcoming Treasury refunding announcement. The administrative complaint alleged that Goldman, Sachs & Co. (i) violated Section 15(c)(1) and Rule 15c1-2 of the Securities Exchange Act of 1934 as a result of the trading and (ii) violated Section 15(f) of the Securities Exchange Act of 1934 by failing to maintain policies and procedures specifically addressed to the possible misuse of information obtained by consultants from confidential government sources. Without admitting or denying the allegations, Goldman, Sachs & Co. consented to the entry of an order that, among other things, (i) censured Goldman, Sachs & Co.; (ii) directed Goldman, Sachs & Co. to cease and desist from committing or causing any violations of Section 15(c)(1)(A) and (C) and 15(f) of, and Rule 15c1-2 under, the Securities Exchange Act of 1934; (iii) ordered Goldman, Sachs & Co. to pay disgorgement and prejudgment interest in the amount of $1,742,642, and a civil monetary penalty of $5 million; and (iv) directed Goldman, Sachs & Co. to conduct a review of its policies and procedures and adopt, implement and maintain policies and procedures consistent with the order and that review. Goldman, Sachs & Co. also undertook to pay $2,562,740 in disgorgement and interest relating to certain trading in U.S. Treasury bond futures during the same eight-minute period.

Goldman, Sachs & Co. has been named as a defendant in a purported class action filed on March 10, 2004 in the U.S. District Court for the Northern District of Illinois on behalf of holders of short positions in 30-year U.S. Treasury futures and options on the morning of October 31, 2001. The complaint alleges that the firm purchased 30-year bonds and futures prior to the Treasury’s refunding announcement that morning based on non-public information about that announcement, and that such purchases increased the costs of covering such short positions. The complaint also names as defendants the Washington, D.C.-based political consultant who allegedly was the source of the information, a former Goldman, Sachs & Co. economist who allegedly received the information, and another company and one of its employees who also allegedly received and traded on the information prior to its public announcement. The complaint alleges violations of the federal commodities and antitrust laws, as well as Illinois statutory and common law, and seeks, among other things, unspecified damages including treble damages under the antitrust laws. On June 28, 2004, Goldman, Sachs & Co. moved to dismiss the complaint, and by a decision dated March 28, 2005, the district court dismissed the antitrust and Illinois state law claims but permitted the federal commodities law claims to proceed.

Mutual Fund Matters

Goldman, Sachs & Co. and certain mutual fund affiliates have received subpoenas and requests for information from various governmental agencies and self-regulatory organizations including the SEC as part of the industry-wide investigation relating to the practices of mutual funds and their customers. Goldman, Sachs & Co. and its affiliates have cooperated with such requests.

The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and various asset management affiliates and employees have been named as defendants in several putative consolidated class and derivative actions commenced in the U.S. District Court for the Southern District of New York beginning in April 2004 by purported shareholders of certain Goldman Sachs mutual funds. The consolidated complaint also names as nominal defendants certain of the Goldman Sachs family of mutual funds. The cases are brought on behalf of all persons or entities that held shares in these mutual funds between April 2, 1999 and January 9, 2004, and allege violations of the Investment Company Act of 1940, the Investment Advisers Act of 1940 and common law breaches of fiduciary duty. The complaint alleges, among other things, that Goldman Sachs charged the mutual funds improper Rule 12b-1 fees, paid excessive brokerage commissions and made other undisclosed payments to brokers in exchange for selling shares of the mutual funds, and made untrue statements of material fact in registration statements and reports filed pursuant to the Investment Company Act. The complaint further alleges that the funds’ trustees, officers and directors breached their fiduciary duties by, among other things, failing to prevent such violations. The complaint seeks compensatory and punitive damages; rescission of the funds’ investment advisory agreements with Goldman Sachs and recovery of fees paid; an accounting of all fund-related fees, commissions and other payments; restitution of all unlawfully or discriminatorily-obtained fees and charges; and costs and expenses incurred in connection with these lawsuits. Defendants moved to dismiss the complaint on May 2, 2005, and the motion was granted by a Memorandum and Order dated January 13, 2006.

Refco Securities Litigation

Goldman, Sachs & Co. and the other lead underwriters for the August 2005 initial public offering of 26,500,000 shares of common stock of Refco Inc. are among the defendants in various putative class actions commenced beginning in October 2005 by Refco Inc. investors and derivative actions filed on behalf of Refco Inc. in response to certain publicly reported events that culminated in the October 17, 2005 filing by Refco Inc. and certain affiliates for protection under U.S. bankruptcy laws. The actions are pending in the U.S. District Court for the Southern District of New York. The putative class actions allege violations of the disclosure requirements of the federal securities laws and seek compensatory damages, while the derivative complaints allege that Refco Inc.’s board breached its fiduciary duties and that the underwriters aided and abetted that breach. In addition to the underwriters, the actions name as defendants Refco Inc. and certain of its affiliates, certain officers and directors of Refco Inc., Thomas H. Lee Partners, L.P. (which held a majority of Refco Inc.’s equity through certain funds it manages) and Grant Thornton (Refco Inc.’s outside auditor). Goldman, Sachs & Co. underwrote 5,639,200 shares of common stock at a price of $22 per share for a total offering price of approximately $124 million.

Goldman, Sachs & Co. and the other lead underwriters for Refco Inc.’s initial public offering are also among the defendants in a putative class action filed in January 2006 on behalf of customers that held securities custodied with certain Refco Inc. affiliates. The complaint alleges that the defendants violated federal securities laws by publishing financial statements of Refco Inc., including in the initial public offering prospectus, that were false and misleading and that misled such customers with respect to custodying their securities.

A purported shareholder derivative action was filed in the U.S. District Court for the Southern District of New York on November 2, 2005 on behalf of The Goldman Sachs Group, Inc. against certain of its officers and directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to ensure that adequate due diligence was conducted in connection with the Refco Inc. initial public offering. On October 17, 2005, Refco Inc. filed for protection under the U.S. bankruptcy laws.

Goldman, Sachs & Co. has, together with other underwriters of the Refco Inc. initial public offering, received requests for information from various governmental agencies and self-regulatory organizations. Goldman, Sachs & Co. is cooperating with those requests.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 25, 2005.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.

Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2006, all of whom have been appointed by and serve at the pleasure of our board of directors.

Henry M. Paulson, Jr., 59

Mr. Paulson has been our Chairman and Chief Executive Officer since May 1999, and a director since August 1998. He was Co-Chairman and Chief Executive Officer or Co-Chief Executive Officer of The Goldman Sachs Group, L.P., our predecessor, from June 1998 to May 1999, and served as Chief Operating Officer from December 1994 to June 1998. Mr. Paulson is not on the board of any public company other than Goldman Sachs. He is currently the Chairman of the Financial Services Forum. He is affiliated with certain non-profit organizations, including as a member of the Board of Directors of Catalyst. He also serves on the Advisory Board of the Tsinghua University School of Economics and Management. He is Chairman of the Board of Directors of The Nature Conservancy, Co-Chairman of the Asia/Pacific Council of The Nature Conservancy and Chairman Emeritus of The Peregrine Fund, Inc.

Lloyd C. Blankfein, 51

Mr. Blankfein has been our President and Chief Operating Officer since January 2004, and a director since April 2003. Prior to that, from April 2002 until January 2004, he was a Vice Chairman of Goldman Sachs, with management responsibility for the Fixed Income, Currency and Commodities Division (FICC) and the Equities Division. Prior to becoming a Vice Chairman, he had served as Co-Head of FICC since its formation in 1997. From 1994 to 1997, he headed or co-headed the Currency and Commodities Division. Mr. Blankfein is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of the Harvard University Committee on University Resources, as a trustee of the New York Historical Society, as an overseer of the Weill Medical College of Cornell University, as a director of the Partnership for New York City and as a director of The Robin Hood Foundation.

Alan M. Cohen, 55

Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004. From 1991 until January 2004, he was a partner in the law firm of O’Melveny & Myers LLP. Mr. Cohen is also affiliated with the Chelsea Piers Scholarship Fund, a non-profit organization.

Edward C. Forst, 45

Mr. Forst has been an Executive Vice President of Goldman Sachs and our Chief Administrative Officer since February 2004. Prior to that, he was our Chief of Staff for FICC from November 2003 to February 2004 (after having served in that position earlier from July 2000 to March 2002), our Chief of Staff for the Equities Division from August 2003 to February 2004, and Co-Head of Global Credit Markets in FICC from March 2002 to August 2003. Prior to July 2000, Mr. Forst served as Co-Head of our Global Bank Debt business. Mr. Forst serves as Chairman of the Board of Directors of The Bond Market Association. He also serves as a trustee of the Woods Hole Oceanographic Institution, a non-profit organization, and as co-chairman of the Harvard University Committee on Student Excellence and Opportunity.

Kevin W. Kennedy, 57

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

Suzanne M. Nora Johnson, 48

Ms. Nora Johnson has been a Vice Chairman of Goldman Sachs since November 2004. She has served as chairman of the Global Markets Institute since April 2004 and has headed our Global Investment Research Division since February 2002. Ms. Nora Johnson served as head of our global healthcare business in the Investment Banking Division from 1994 to 2002. She also serves on the boards of The Goldman Sachs Foundation, the Carnegie Institution of Washington, the University of Southern California, RAND Health, Technoserve, Children Now and Women’s World Banking, and is a trustee of The Brookings Institution and The Council for Excellence in Government.

Gregory K. Palm, 57

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and Head or Co-Head of the Legal Department since May 1992.

Esta E. Stecher, 48

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

David A. Viniar, 50

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

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during fiscal 2004 and 2005 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of the Annual Report on Form 10-K. As of January 30, 2006, there were 6,159 holders of record of our common stock.

During fiscal 2004 and 2005, dividends of $0.25 per share of common stock were declared on December 17, 2003, March 22, 2004, June 21, 2004, September 20, 2004, December 15, 2004, March 16, 2005, June 15, 2005 and September 19, 2005. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by our board of directors.

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

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of our fiscal year ended November 25, 2005.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (2)	Share	or Programs (3)	Programs (3)

Month #1
(August 27, 2005 to September 30, 2005)	4,745,300	$119.48	4,745,300	58,426,179

Month #2
(October 1, 2005 to October 28, 2005)	13,184,100	$119.22	13,184,100	45,242,079

Month #3
(October 29, 2005 to November 25, 2005)	2,528,700	$128.65	2,528,700	42,713,379

Total (1)	20,458,100	$120.45	20,458,100

(1)	Goldman Sachs did not repurchase shares of its common stock as part of the repurchase program during a self-imposed “black-out” period from the last two weeks of the fiscal quarter through the date of the earnings release for the quarter.

(2)	No shares were purchased other than through our publicly announced repurchase program during the fourth quarter of our fiscal year ended November 25, 2005.

(3)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 160 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005 and September 16, 2005. The repurchase program is intended to help maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee equity-based compensation. The repurchase program has been effected primarily through regular open-market purchases, and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, employee equity awards granted and exercises of employee stock options, the prevailing market price of our common stock and general market conditions. The total remaining authorization under the repurchase program was 29,495,079 shares as of January 30, 2006. The repurchase program has no set expiration or termination date.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance is set forth in Part III, Item 12 of the Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The Selected Financial Data table is set forth under Part II, Item 8 of the Annual Report on Form  10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals.

Our activities are divided into three segments:

•	Investment Banking. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals.

•	Trading and Principal Investments. We facilitate client transactions with a diverse group of corporations, financial institutions, governments and individuals and take proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on such products. In addition, we engage in specialist and market-making activities on equities and options exchanges and we clear client transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investing activities, we make principal investments directly and through funds that we raise and manage.

•	Asset Management and Securities Services. We provide investment advisory and financial planning services and offer investment products across all major asset classes to a diverse group of institutions and individuals worldwide, and provide prime brokerage services, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide.

Unless specifically stated otherwise, all references to 2005, 2004 and 2003 refer to our fiscal years ended, or the dates, as the context requires, November 25, 2005, November 26, 2004 and November 28, 2003, respectively.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries. References herein to the Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 25, 2005.

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. These statements relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the results indicated in these forward-looking statements. Important factors, among others, that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements are discussed below under “— Certain Risk Factors That May Affect Our Business” as well as “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K and “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of the Annual Report on Form 10-K.

Executive Overview

Our diluted earnings per common share were $11.21 for 2005, a 26% increase compared with 2004. Return on average tangible common shareholders’ equity was 27.6% (1) and return on average common shareholders’ equity was 21.8%. Our results in 2005 reflected strong growth in net revenues from Trading and Principal Investments and Asset Management and Securities Services as well as higher net revenues in Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in Fixed Income, Currency and Commodities (FICC), as all major businesses performed well. During 2005, FICC operated in an environment generally characterized by strong customer-driven activity, tight, but volatile, credit spreads, higher energy prices and a flatter yield curve. Net revenues in Equities also improved significantly compared with the prior year, reflecting strong performance across the business. Equities operated in an environment characterized by generally higher equity prices, improved customer-driven activity and continued low levels of market volatility. Net revenues in our Principal Investments business also increased significantly, primarily reflecting a gain on our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG) as well as gains from real estate principal investments. The strong net revenue growth in Asset Management and Securities Services primarily reflected higher assets under management and higher customer balances in Securities Services. The increase in Investment Banking net revenues was due to significantly higher net revenues in debt underwriting and improved results in Financial Advisory, primarily reflecting an increase in industry-wide corporate activity, partially offset by lower net revenues in equity underwriting. Our investment banking backlog at the end of 2005 was significantly higher than at the end of 2004. (2)

Our operating results for 2005 reflected generally favorable market conditions and strong customer-driven activity levels. We continued to see favorable trading and investing opportunities for our clients and ourselves, particularly during the second half of our fiscal year. Consequently, during the second half of 2005 we increased our market risk, particularly in equities and interest rate products, to capitalize on these opportunities. Net revenues in our Equities and FICC businesses surpassed previous peak levels. Our Investment Banking net revenues reflected our best performance in four years as corporate activity continued to recover, particularly in announced and completed mergers and acquisitions and debt underwriting, although competitive pressures remained. We also continued to focus on managing our capital base, with the goal of optimizing our returns while, at the same time, growing our businesses. During 2005, we repurchased 63.7 million shares of our stock at a cost of $7.11 billion. With respect to the regulatory environment, financial services firms continued to be under intense scrutiny, with the volume and amount of claims against financial institutions and other related costs remaining significant. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high.

Though our operating results were strong in 2005, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of these trends and other factors affecting our businesses, see “— Certain Risk Factors That May Affect Our Business” below as well as “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

(1)	Return on average tangible common shareholders’ equity is computed by dividing net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. See ‘‘— Results of Operations — Financial Overview’’ below for further information regarding our calculation of return on average tangible common shareholders’ equity.

(2)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment

As an investment banking, securities and investment management firm, our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. A favorable business environment is generally characterized by low inflation, low or declining interest rates, and strong equity markets. Over the business cycle, these factors provide a positive climate for our investment banking activities, for many of our trading businesses and for wealth creation, which contributes to growth in our asset management business. Although short-term interest rates, particularly in the United States, continued to rise and the yield curve continued to flatten, economic conditions remained generally favorable during 2005, as global interest rates remained at historically low levels, core inflation was broadly contained, global equity prices generally rose and corporate activity continued to improve. For a further discussion of how market conditions can affect our businesses, see "— Certain Risk Factors That May Affect Our Business” below as well as “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K. A further discussion of the business environment in 2005 is set forth below.

Global. After strong growth in 2004, the global economy remained solid in 2005, despite a brief period of weakness during our fiscal second quarter. Worldwide real gross domestic product growth for the calendar year, although lower than the prior year, was slightly above the average of the past 20 years. Energy prices rose significantly during the first nine months of our fiscal year, peaking at the beginning of our fourth quarter, but the sharp increase did not appear to have a significant impact on global growth. In addition, the U.S. economy performed well and the Japanese economy continued to grow at a moderate pace, particularly in the first half of the calendar year. The U.S. Federal Reserve continued to raise rates in 2005, increasing its federal funds rate target by a total of 200 basis points during our fiscal year. Despite the increase in U.S. short-term rates, fixed income markets generally performed well, as long-term bond yields remained generally low and corporate credit spreads remained generally tight. In the currency markets, the U.S. dollar strengthened against the major currencies, although it weakened against a number of emerging market currencies such as the Brazilian real, Mexican peso, Chinese yuan and Korean won. Global equity markets generally rose during the year, with significant increases in many markets around the world. Corporate activity continued to improve during the year. Although equity and equity-related volumes were essentially unchanged from 2004, debt underwriting volumes improved and industry-wide announced and completed mergers and acquisitions increased significantly.

United States. The U.S. economy grew at a strong pace during the year. Real gross domestic product rose by approximately 3.5% in the 2005 calendar year, driven principally by continued strength in the housing market and consumer spending. Despite hurricane-related disruptions, consumer spending reached its highest rate of growth during the third calendar quarter. After slowing modestly in the first quarter of 2005, the rate of inflation increased, particularly in the third quarter, as energy prices rose significantly. However, measures of core inflation remained broadly contained. In response to the improving environment and rising inflation, the U.S. Federal Reserve raised its federal funds rate target by 25 basis points in each of its meetings, bringing the rate to 4.00% by the end of our fiscal year. Despite the sharp rise in short-term interest rates, the 10-year U.S. Treasury note yield ended the year only 19 basis points higher. Although the U.S. dollar generally strengthened throughout the year, financial conditions remained generally supportive of economic activity. The Dow Jones Industrial Average, S&P 500 Index and NASDAQ Composite Index increased by 4%, 7% and 8%, respectively, during our fiscal year.

Europe. The pace of economic growth in Europe remained slow as real gross domestic product in the Eurozone economies grew by approximately 1.5% in the 2005 calendar year. Economic conditions in the Eurozone economies softened in the first half of the year as business sentiment deteriorated and energy prices rose. However, conditions improved modestly later in the year as continued strength in the global economy and the weakening of the euro supported higher growth in exports and investment spending. The European Central Bank left interest rates unchanged through our fiscal year. In the U.K., real gross domestic product growth appeared to slow sharply, declining to approximately 1.8% in the 2005 calendar year, reflecting softer growth in consumption and investment spending. The Bank of England reduced interest rates by 25 basis points and long-term bond yields in both the Eurozone and the U.K. ended the year lower. Despite the modest economic growth, the FTSE 100 Index increased by 16% and continental European equity markets also increased significantly during our fiscal year.

Asia. Japan’s economy grew at its strongest pace since 2000, with real gross domestic product growing by over 2% for the second consecutive calendar year. The recovery in domestic demand and private investment drove much of the improvement, while exports improved in the second half of the calendar year. The unemployment rate fell to 4.4% in 2005 from 4.7% in 2004. The Bank of Japan continued to provide substantial liquidity to the market and continued to hold short-term interest rates at zero percent through the year and long-term bond yields ended the year slightly lower. With short-term interest rates rising in the U.S., the yen weakened and financial conditions remained generally supportive of economic activity. The Nikkei 225 Index increased 36% during our fiscal year.

Elsewhere in Asia, China’s real gross domestic product growth remained robust, with growth particularly reliant on higher net exports, as demonstrated by China’s large current account surplus. China’s modest currency revaluation in July did not result in further significant exchange rate developments in the region. Growth in India remained very strong, which, together with China, supported growth throughout the region. Equity markets across the region generally rose, with markets in South Korea and India posting significant gains during our fiscal year.

Certain Risk Factors That May Affect Our Business

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal and regulatory risks. For a discussion of how management seeks to manage some of these risks, see “— Risk Management” below. A summary of the more important factors that could affect our business follows below. For a further discussion of these and other important factors that could affect our business, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

Market Conditions and Market Risk. Our businesses are materially affected by conditions in the global financial markets and economic conditions generally and these conditions may change suddenly and dramatically. Unfavorable or uncertain economic and market conditions have adversely affected, and may in the future adversely affect, our business and profitability in many ways, including the following:

•	We have been operating in a low interest rate market for the past several years. Increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses.

•	We have been committing increasing amounts of capital in many of our businesses and generally maintain large trading, specialist and investing positions. Market fluctuations and volatility may adversely affect the value of those positions, including, but not limited to, our interest rate and credit products, currency, commodity and equity positions and our merchant banking investments, or may reduce our willingness to enter into new transactions. From time to time, we have incurred significant trading losses in periods of market turbulence. Conversely, certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses.

•	Industry-wide declines in the size and number of underwritings and mergers and acquisitions may have an adverse effect on our revenues and, because we may be unable to reduce expenses correspondingly, our profit margins. In particular, because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decrease in the number of large transactions due to uncertain or unfavorable market conditions may adversely affect our investment banking business.

•	Pricing and other competitive pressures have continued, even as the volume and number of investment banking transactions have increased. In addition, the trend in the underwriting business toward multiple book runners and co-managers handling transactions, where previously there would have been a single book runner, may adversely affect our business and reduce our revenues.

•	Reductions in the level of the equity markets also tend to reduce the value of our clients’ portfolios, which in turn may reduce the fees we earn for managing assets. Even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and in the incentive and management fees we receive.

•	Concentration of risk increases the potential for significant losses in our market-making, proprietary trading and investing, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our proprietary trading and investing businesses or commit capital to facilitate customer-driven business. For example, large blocks of securities are increasingly being sold in block trades rather than on a marketed basis, which increases the risk that Goldman Sachs may be unable to resell the purchased securities at favorable prices and may incur significant losses as a result. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for others in the industry. We also regularly enter into large transactions as part of our trading businesses. The number and size of such transactions may affect our results of operations in a given period.

•	The volume of transactions that we execute for our clients and as a specialist or market maker may decline, which would reduce the revenues we receive from commissions and spreads. In addition, competitive pressures and other industry factors, including the increasing use by our clients of low-cost electronic trading, could cause a reduction in commissions and spreads. In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in trading losses and an increased need for liquidity. Weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our trading businesses and impair the value of our goodwill and identifiable intangible assets. In addition, competitive pressures have been particularly intense in the context of block trades. For a further discussion of our goodwill and identifiable intangible assets, see “— Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” below.

•	While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses.

Liquidity Risk. Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries, an inability to sell assets or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we are unable to control, such as a general market disruption or an operational problem that affects third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain bilateral provisions in some of our trading and collateralized financing contracts. Under these provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. For a discussion of the potential impact on Goldman Sachs of a reduction in our credit ratings, see “— Capital and Funding — Credit Ratings” below.

Credit Risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, a deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth of the entities to which we have credit exposures. The scope of our lending businesses has also been expanding and includes loans to small and mid-size businesses, which are not traditional Goldman Sachs clients. As a clearing member firm, we finance our client positions and we could be held responsible for the defaults or misconduct of our clients. In addition, we have experienced, due to competitive factors, pressure to extend and price credit at levels that may not always fully compensate us for the risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

Operational Risk. Shortcomings or failures in our internal processes, people or systems, or external events could lead to impairment of our liquidity, financial loss, disruption of our businesses, liability to clients, regulatory intervention or reputational damage. For example, our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions across numerous and diverse markets in many currencies. The transactions we process have become increasingly complex and often must adhere to client-specific guidelines, as well as legal and regulatory standards. Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by Goldman Sachs or third parties with which we conduct business.

Legal and Regulatory Risk. We are subject to extensive and evolving regulation in jurisdictions around the world. Substantial legal liability or a significant regulatory action against Goldman Sachs could have material adverse financial effects or cause significant reputational harm to Goldman Sachs, which in turn could seriously harm our business prospects. Firms in the financial services industry have been operating in a difficult regulatory environment. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. For a discussion of how we account for our legal and regulatory exposures, see
“— Use of Estimates” below.

Critical Accounting Policies

Fair Value

The use of fair value to measure our financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our financial statements and is our most critical accounting policy. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:

Financial Instruments by Category
 (in millions)

	As of November
	2005				2004
			Financial				Financial
	Financial		Instruments Sold,		Financial		Instruments Sold,
	Instruments		But Not Yet		Instruments		But Not Yet
	Owned, At		Purchased, At		Owned, At		Purchased, At
	Fair Value		Fair Value		Fair Value		Fair Value

Cash trading instruments	$210,042		$89,735		$143,376		$68,096
Derivative contracts	58,532		57,829		62,495		64,001
Principal investments	6,526	(1)	1,507	(2)	4,654	(1)	—

Total	$275,100		$149,071		$210,525		$132,097

(1)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated employee-owned merchant banking funds) of $1.93 billion and $1.28 billion as of November 2005 and November 2004, respectively.

(2)	Represents an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. For a further discussion of our investment in SMFG, see “— Principal Investments” below.

Cash Trading Instruments. The following table sets forth the valuation of our cash trading instruments by level of price transparency:

Cash Trading Instruments by Price Transparency
 (in millions)

	As of November
	2005		2004
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$198,233	$89,565	$130,908	$67,948
Little or no price transparency	11,809	170	12,468	148

Total	$210,042	$89,735	$143,376	$68,096

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

Certain cash trading instruments trade infrequently and have little or no price transparency. Such instruments may include certain high-yield debt, corporate bank loans, mortgage whole loans and distressed debt. We value these instruments initially at cost and generally do not adjust valuations unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios or changes in the credit ratings of the underlying companies). Where there is evidence supporting a change in the value, we use valuation methodologies such as the present value of known or estimated cash flows.

Cash trading instruments we own (long positions) are marked to bid prices and instruments we have sold but not yet purchased (short positions) are marked to offer prices. If liquidating a position is expected to affect its prevailing market price, our valuation is adjusted generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine this adjustment.

Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:

Derivative Assets and Liabilities
 (in millions)

	As of November
	2005				2004
	Assets		Liabilities		Assets		Liabilities

Exchange-traded derivatives	$10,869		$9,083		$5,464		$5,905
OTC derivatives	47,663		48,746		57,031		58,096

Total	$58,532	(1)	$57,829	(2)	$62,495	(1)	$64,001	(2)

(1)	Net of cash received pursuant to credit support agreements of $22.61 billion and $18.65 billion as of November 2005 and November 2004, respectively.

(2)	Net of cash paid pursuant to credit support agreements of $16.10 billion and $5.45 billion as of November 2005 and November 2004, respectively.

Fair values of our exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. We use a variety of valuation models including the present value of known or estimated cash flows and option-pricing models. The valuation models that we use to derive the fair values of our OTC derivatives require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. The selection of a model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Where possible, we verify the values produced by our pricing models to market transactions. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model selection does not involve significant judgment because market prices are readily available. For OTC derivatives that trade in less liquid markets, model selection requires more judgment because such instruments tend to be more complex and pricing information is less available in these markets. Price transparency is inherently more limited for more complex structures because they often combine one or more product types, requiring additional inputs such as correlations and volatilities. As markets continue to develop and more pricing information becomes available, we continue to review and refine the models that we use.

At the inception of an OTC derivative contract (day one), we value the contract at the model value if we can verify all of the significant model inputs to observable market data and verify the model to market transactions. When appropriate, valuations are adjusted to reflect various factors such as liquidity, bid/offer spreads and credit considerations. These adjustments are generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine these adjustments.

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

Following day one, we adjust the inputs to our valuation models only to the extent that changes in these inputs can be verified by similar market transactions, third-party pricing services and/or broker quotes, or can be derived from other substantive evidence such as empirical market data. In circumstances where we cannot verify the model to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
 (in millions)

	As of November 2005
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,898	$467	$4,634	$5,310	$5,221	$17,530
Currencies	5,825	1,031	1,843	919	1,046	10,664
Commodities	3,772	1,369	8,130	1,374	120	14,765
Equities	1,168	1,171	832	1,403	130	4,704

Total	$12,663	$4,038	$15,439	$9,006	$6,517	$47,663

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,956	$590	$5,327	$3,142	$4,970	$15,985
Currencies	6,295	575	3,978	436	924	12,208
Commodities	3,852	2,080	5,904	1,865	162	13,863
Equities	1,308	1,068	2,079	1,993	242	6,690

Total	$13,411	$4,313	$17,288	$7,436	$6,298	$48,746

	As of November 2004
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,475	$451	$5,682	$4,250	$12,743	$24,601
Currencies	9,570	1,499	3,670	2,320	1,198	18,257
Commodities	2,943	1,164	5,581	1,108	160	10,956
Equities	1,311	813	457	634	2	3,217

Total	$15,299	$3,927	$15,390	$8,312	$14,103	$57,031

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,854	$789	$7,366	$7,136	$5,658	$22,803
Currencies	9,577	1,580	4,456	2,755	1,184	19,552
Commodities	3,791	1,425	4,522	814	107	10,659
Equities	1,409	1,304	1,114	1,084	171	5,082

Total	$16,631	$5,098	$17,458	$11,789	$7,120	$58,096

We enter into certain OTC option transactions that provide us or our counterparties with the right to extend the maturity of the underlying contract. The fair value of these option contracts is not material to the aggregate fair value of our OTC derivative portfolio. In the tables above, for option contracts that require settlement by delivery of an underlying derivative instrument, the remaining contractual maturity is generally classified based upon the maturity date of the underlying derivative instrument. In those instances where the underlying instrument does not have a maturity date or either counterparty has the right to settle in cash, the remaining contractual maturity is generally based upon the option expiration date.

Principal Investments. In valuing our corporate and real estate principal investments, we separate our portfolio into investments in private companies, investments in public companies (excluding our investment in the convertible preferred stock of SMFG) and our investment in SMFG.

The following table sets forth the carrying value of our principal investments portfolio:

Principal Investments
 (in millions)

	As of November
	2005				2004
	Corporate	Real Estate	Total		Corporate	Real Estate	Total

Private	$1,538	$716	$2,254		$935	$769	$1,704
Public	185	29	214		343	51	394

Subtotal (1)	1,723	745	2,468		1,278	820	2,098
SMFG convertible preferred stock (2)	4,058	—	4,058	(3)	2,556	—	2,556

Total	$5,781	$745	$6,526		$3,834	$820	$4,654

(1)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated employee-owned merchant banking funds) of $1.93 billion and $1.28 billion as of November 2005 and November 2004, respectively.

(2)	The fair value of our Japanese yen-denominated investment in the convertible preferred stock of SMFG includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar carrying value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(3)	Excludes an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. As of November 25, 2005, the fair value of this hedge was $1.51 billion and is reflected in “Financial instruments sold, but not yet purchased, at fair value” in the consolidated statements of financial condition. For a further discussion of the restrictions on our ability to hedge or sell the common stock underlying our investment in SMFG, see below.

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

Our public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices discounted based on predetermined written policies for nontransferability and illiquidity.

Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and the downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear. During our fiscal year, the fair value of our investment (excluding the economic hedge on the unrestricted shares of common stock underlying one-third of our investment) increased 85% (expressed in Japanese yen), primarily due to an increase in the SMFG common stock price and, to a lesser extent, the impact of passage of time in respect of the transfer restrictions on the underlying common stock.

Our investment in the convertible preferred stock of SMFG is generally nontransferable, but is freely convertible into SMFG common stock. Restrictions on our ability to hedge or sell one-third of the common stock underlying our investment in SMFG lapsed in February 2005. As of November 2005, we were fully hedged with respect to these unrestricted shares. Under our initial agreement with SMFG, restrictions on our ability to hedge or sell the remaining shares of common stock underlying our investment in SMFG lapse in equal installments on February 7, 2006 and February 7, 2007. In connection with a public offering by SMFG of its common stock, we have separately agreed with SMFG that the restrictions that were to lapse on February 7, 2006 will instead lapse on March 9, 2006. Effective February 1, 2006, the conversion price of our SMFG preferred stock into shares of SMFG common stock is ¥320,900. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,800).

Controls Over Valuation of Financial Instruments. A control infrastructure, independent of the trading and investing functions, is fundamental to ensuring that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important in valuing instruments with lower levels of price transparency.

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading functions, is responsible for the oversight of control and valuation policies and for reporting the results of these policies to our Audit Committee. We seek to maintain the necessary resources to ensure that control functions are performed to the highest standards. We employ procedures for the approval of new transaction types and markets, price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. These procedures are performed by personnel independent of the revenue-producing units. For trading and principal investments with little or no price transparency, we employ, where possible, procedures that include comparisons with similar observable positions, analysis of actual to projected cash flows, comparisons with subsequent sales and discussions with senior business leaders. For a further discussion of how we manage the risks inherent in our trading and principal investing businesses, see
“— Risk Management” below.

Goodwill and Identifiable Intangible Assets

As a result of our acquisitions, principally SLK LLC (SLK) in fiscal 2000, The Ayco Company, L.P. (Ayco) in fiscal 2003, Cogentrix Energy, Inc. (Cogentrix) in fiscal 2004 and National Energy & Gas Transmission, Inc. (NEGT) in fiscal 2005, we have acquired goodwill and identifiable intangible assets. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

Goodwill. We test the goodwill in each of our operating segments for impairment at least annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” by comparing the estimated fair value of each operating segment with its estimated net book value. We derive the fair value of each of our operating segments primarily based on price-earnings multiples. We derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the assets of each operating segment. Our last annual impairment test was performed during our fiscal 2005 fourth quarter and no impairment was identified.

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
 (in millions)

	As of November
	2005	2004

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125

Trading and Principal Investments
FICC	91	135
Equities (1)	2,390	2,382
Principal Investments	1	—

Asset Management and Securities Services
Asset Management (2)	424	423
Securities Services	117	117

Total	$3,148	$3,182

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
 ($ in millions)

	As of November
	2005		2004
		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$777	6 – 20	$828
New York Stock Exchange (NYSE) specialist rights	580	22 – 24	607
Power contracts (2)	481	2 – 31	—
Exchange-traded fund (ETF) and option specialist rights	111	22	121
Other (3)	106	2 – 9	133

Total	$2,055		$1,689

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix and NEGT. We closed on our acquisition of NEGT and recorded purchase price allocation adjustments for NEGT and Cogentrix in fiscal 2005. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of our secured short-term and long-term borrowings.

(3)	Primarily includes technology-related assets related to SLK.

A prolonged period of weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) changes in market structure that could adversely affect our specialist businesses, (ii) an adverse action or assessment by a regulator or (iii) a default event under a power contract or physical damage or other adverse events impacting the underlying power generation facilities.

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, for information on our judicial, regulatory and arbitration proceedings.

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. For a further discussion of the impact of economic and market conditions on our results of operations, see “— Business Environment” and “— Certain Risk Factors That May Affect Our Business” above, and “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
 ($ in millions, except per share amounts)

	Year Ended November
	2005	2004	2003

Net revenues	$24,782	$20,550	$16,012
Pre-tax earnings	8,273	6,676	4,445
Net earnings	5,626	4,553	3,005
Net earnings applicable to common shareholders	5,609	4,553	3,005
Diluted earnings per common share	11.21	8.92	5.87
Return on average common shareholders’ equity (1)	21.8%	19.8%	15.0%
Return on average tangible common shareholders’ equity (2)	27.6%	25.2%	19.9%

(1)	Return on average common shareholders’ equity is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock and goodwill and identifiable intangible assets. We believe that return on average tangible common shareholders’ equity is a meaningful measure of performance because it excludes the portion of our common shareholders’ equity attributable to goodwill and identifiable intangible assets. As a result, this calculation measures corporate performance in a manner that treats underlying businesses consistently, whether they were acquired or developed internally. Return on average tangible common shareholders’ equity is computed by dividing net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. The following table sets forth the reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Year Ended November
	2005	2004	2003
	(in millions)

Total shareholders’ equity	$26,264	$22,975	$20,031
Deduct: Preferred stock	(538)	—	—

Common shareholders’ equity	$25,726	$22,975	$20,031
Deduct: Goodwill and identifiable intangible assets	(5,418)	(4,918)	(4,932)

Tangible common shareholders’ equity	$20,308	$18,057	$15,099

Net Revenues

2005 versus 2004. Our net revenues were $24.78 billion in 2005, an increase of 21% compared with 2004, reflecting strong growth in Trading and Principal Investments and Asset Management and Securities Services as well as higher net revenues in Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, as all major businesses performed well. During 2005, FICC operated in an environment generally characterized by strong customer-driven activity, tight, but volatile, credit spreads, higher energy prices and a flatter yield curve. Net revenues in Equities also improved significantly compared with the prior year, reflecting strong performance across the business. Equities operated in an environment characterized by generally higher equity prices, improved customer-driven activity and continued low levels of market volatility. Net revenues in our Principal Investments business also increased significantly, primarily reflecting a gain on our investment in the convertible preferred stock of SMFG as well as gains from real estate principal investments. The strong net revenue growth in Asset Management and Securities Services primarily reflected higher assets under management and higher customer balances in Securities Services. The increase in Investment Banking net revenues was due to significantly higher net revenues in debt underwriting and improved results in Financial Advisory, primarily reflecting an increase in industry-wide corporate activity, partially offset by lower net revenues in equity underwriting.

2004 versus 2003. Our net revenues were $20.55 billion in 2004, an increase of 28% compared with 2003, reflecting strong growth in Trading and Principal Investments, Asset Management and Securities Services, and Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, as all major businesses and regions performed well in a generally favorable environment. Net revenues in our Principal Investments business also increased significantly, due to an unrealized gain on our investment in the convertible preferred stock of SMFG, as well as gains from other corporate principal investments. In addition, Equities net revenues improved, primarily reflecting higher customer-driven activity and favorable market conditions early in 2004. Equities operated in a less favorable environment after our first fiscal quarter of 2004, as volatility levels continued to decline and markets generally lacked direction before moving higher in the last several weeks of our fiscal year. Asset Management and Securities Services generated strong revenue growth, primarily reflecting higher assets under management, increased incentive fees and significantly higher customer balances in Securities Services. In Investment Banking, net revenues also increased, highlighted by strong growth in both our Financial Advisory and equity underwriting businesses, primarily reflecting an increase in industry-wide corporate activity.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses, with our overall compensation and benefits expenses generally targeted at 50% (plus or minus a few percentage points) of consolidated net revenues. In addition to the level of net revenues, our compensation expense in any given year is influenced by, among other factors, prevailing labor markets, business mix and the structure of our equity-based compensation programs.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
 ($ in millions)

	Year Ended November
	2005	2004	2003

Compensation and benefits (1) (2) (3)	$11,688	$9,652	$7,515

Brokerage, clearing and exchange fees	1,109	952	829
Market development	378	374	264
Communications and technology	490	461	478
Depreciation and amortization	501	499	562
Amortization of identifiable intangible assets	124	125	319
Occupancy	728	646	722
Professional fees	475	338	253
Other expenses	1,016	827	625

Total non-compensation expenses	4,821	4,222	4,052

Total operating expenses	$16,509	$13,874	$11,567

Employees at year end (2) (3)	22,425	20,722	19,476

(1)	Includes the amortization of employee initial public offering and acquisition awards of $19 million, $61 million and $122 million for the years ended November 2005, November 2004 and November 2003, respectively.

(2)	Excludes 1,437, 1,206 and 1,228 employees as of November 2005, November 2004 and November 2003, respectively, of Goldman Sachs’ consolidated property management and loan servicing subsidiaries. Compensation and benefits includes $182 million, $164 million and $134 million for the years ended November 2005, November 2004 and November 2003, respectively, attributable to these subsidiaries, the majority of which is reimbursed to Goldman Sachs by the investment funds for which these subsidiaries manage properties and perform loan servicing. Such reimbursements are recorded in net revenues.

(3)	Excludes 7,143, 293 and 279 employees as of November 2005, November 2004 and November 2003, respectively, of consolidated entities held for investment purposes. Compensation and benefits includes $128 million, $11 million and $3 million for the years ended November 2005, November 2004 and November 2003, respectively, attributable to these consolidated entities. Consolidated entities held for investment purposes includes entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
 (in millions)

	Year Ended November
	2005	2004	2003

Non-compensation expenses of consolidated investments (1)	$265	$21	$7

Non-compensation expenses excluding consolidated investments
Brokerage, clearing and exchange fees	1,109	952	829
Market development	361	374	264
Communications and technology	487	461	478
Depreciation and amortization	467	499	562
Amortization of identifiable intangible assets	124	125	319
Occupancy	674	646	722
Professional fees	468	338	253
Other expenses	866	806	618

Subtotal	4,556	4,201	4,045

Total non-compensation expenses, as reported	$4,821	$4,222	$4,052

(1)	Consolidated entities held for investment purposes includes entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets such as golf courses and hotels in Asia, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the consolidated statements of earnings.

2005 versus 2004. Operating expenses were $16.51 billion for 2005, 19% above 2004. Compensation and benefits expenses of $11.69 billion increased 21% compared with 2004, resulting from higher discretionary compensation, reflecting higher net revenues, and increased levels of employment. The ratio of compensation and benefits to net revenues for 2005 was 47.2% compared with 46.7% (2) for 2004. Employment levels increased 8% compared with November 2004.

Non-compensation expenses of $4.82 billion for 2005 increased 14% compared with 2004. Excluding non-compensation expenses related to consolidated entities held for investment purposes, non-compensation expenses were 8% higher than 2004, primarily due to higher brokerage, clearing and exchange fees, reflecting higher transaction volumes in FICC and Equities, increased professional fees, reflecting higher legal and consulting fees, and higher other expenses, primarily reflecting increased levels of business activity and higher charitable contributions.

Non-compensation expenses in 2005 included $37 million of net provisions for litigation and regulatory proceedings (included in other expenses) and $36 million of real estate costs associated with the relocation of office space (included in occupancy). Non-compensation expenses in 2004 included $103 million of net provisions for litigation and regulatory proceedings, $62 million in connection with the establishment of our joint venture in China (included in market development) and $41 million of real estate exit costs associated with reductions in our office space (included in occupancy and depreciation and amortization).

(2)	For the year ended November 2004, including the amortization of employee initial public offering and acquisition awards of $61 million, the ratio of compensation and benefits to net revenues was 47.0%.

2004 versus 2003. Operating expenses were $13.87 billion for 2004, 20% above 2003. Compensation and benefits expenses of $9.65 billion increased 28% compared with 2003, due to higher discretionary compensation, reflecting higher net revenues, and increased employment levels. The ratio of compensation and benefits to net revenues for 2004 was 46.7% compared with 46.2% for 2003. (1) Employment levels increased 6% compared with November 2003.

Non-compensation expenses of $4.22 billion for 2004 increased 4% compared with 2003. Other expenses included net provisions for litigation and regulatory proceedings of $103 million for 2004 compared with $159 million for 2003. Excluding these provisions, other expenses increased $258 million, primarily due to the acquisition of consolidated investments, increased levels of business activity and higher charitable contributions. Brokerage, clearing and exchange fees increased, reflecting higher transaction volumes in certain of our businesses, and market development expenses were higher, primarily reflecting $62 million in connection with the establishment of our joint venture in China, as well as higher levels of business activity. In addition, professional fees were higher, primarily due to higher legal and consulting fees. These increases were partially offset by decreased amortization of identifiable intangible assets (2003 included impairment charges of $188 million, primarily in respect of option specialist rights) as well as lower occupancy and depreciation and amortization expenses. Total exit costs associated with reductions in our global office space (included in occupancy and depreciation and amortization) were $41 million for 2004 compared with $153 million for 2003.

Provision for Taxes

The effective income tax rate for 2005 was 32.0% compared with 31.8% for 2004. Excluding the impact of audit settlements in 2005, the effective income tax rate for 2005 would have been 33.3%. (2) Excluding the impact of audit settlements, the increase in the effective income tax rate for 2005 compared with 2004 was primarily due to a lower benefit from tax credits in 2005. The effective income tax rate for 2004 was 31.8%, down from 32.4% for 2003. The decrease in the effective income tax rate for 2004 as compared with 2003 reflected lower state and local taxes and the effect of audit settlements.

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

(1)	For the years ended November 2004 and November 2003, including the amortization of employee initial public offering and acquisition awards of $61 million and $122 million, respectively, the ratio of compensation and benefits to net revenues was 47.0% and 46.9%, respectively.

(2)	The effective income tax rate excluding the impact of audit settlements is calculated by dividing the provision for taxes, adjusted to exclude the impact of audit settlements, by pre-tax earnings. The impact of audit settlements decreased the effective income tax rate by 1.3% for 2005. We believe that the effective income tax rate excluding the impact of audit settlements provides a meaningful basis for period-to-period comparisons of our effective income tax rates.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
 (in millions)

		Year Ended November
		2005	2004	2003

Investment Banking	Net revenues	$3,671	$3,374	$2,711
	Operating expenses	3,258	2,973	2,504

	Pre-tax earnings	$413	$401	$207

Trading and Principal Investments	Net revenues	$16,362	$13,327	$10,443
	Operating expenses	10,144	8,287	6,938

	Pre-tax earnings	$6,218	$5,040	$3,505

Asset Management and Securities Services	Net revenues	$4,749	$3,849	$2,858
	Operating expenses	3,070	2,430	1,890

	Pre-tax earnings	$1,679	$1,419	$968

Total	Net revenues	$24,782	$20,550	$16,012
	Operating expenses (1)	16,509	13,874	11,567

	Pre-tax earnings	$8,273	$6,676	$4,445

(1)	Includes the following expenses that have not been allocated to our segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $19 million and $80 million for the years ended November 2004 and November 2003, respectively; (ii) net provisions for a number of litigation and regulatory proceedings of $37 million, $103 million and $155 million for the years ended November 2005, November 2004 and November 2003, respectively; and (iii) $62 million in connection with the establishment of our joint venture in China for the year ended November 2004.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 16 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our segments.

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

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
 (in millions)

	Year Ended November
	2005	2004	2003

Financial Advisory	$1,905	$1,737	$1,202
Equity underwriting	704	819	678
Debt underwriting	1,062	818	831

Total Underwriting	1,766	1,637	1,509

Total net revenues	3,671	3,374	2,711
Operating expenses	3,258	2,973	2,504

Pre-tax earnings	$413	$401	$207

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
 (in billions)

	Year Ended November
	2005	2004	2003

Announced mergers and acquisitions	$865	$403	$414
Completed mergers and acquisitions	599	502	355
Equity and equity-related offerings (2)	47	52	40
Debt offerings (3)	260	236	250

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings and convertible offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

2005 versus 2004. Net revenues in Investment Banking of $3.67 billion for 2005 increased 9% compared with 2004. Net revenues in Financial Advisory of $1.91 billion increased 10% compared with 2004, primarily reflecting an increase in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.77 billion increased 8% compared with 2004, reflecting higher net revenues in debt underwriting, primarily due to an increase in leveraged finance and mortgage activity, partially offset by lower net revenues in equity underwriting. Our investment banking backlog at the end of 2005 was significantly higher than at the end of 2004. (4)

(4)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Operating expenses of $3.26 billion for 2005 increased 10% compared with 2004, primarily due to increased compensation and benefits expenses resulting from higher levels of discretionary compensation and increased amortization expense related to prior year equity awards. In addition, other expenses increased principally due to higher levels of business activity, and professional fees were higher driven by increased legal and consulting fees. Pre-tax earnings of $413 million in 2005 increased 3% compared with 2004.

2004 versus 2003. Net revenues in Investment Banking of $3.37 billion for 2004 increased 24% compared with 2003. Net revenues in Financial Advisory of $1.74 billion increased 45% compared with 2003, primarily reflecting a significant increase in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.64 billion increased 8% compared with 2003, reflecting a significant increase in industry-wide public common stock offerings and industry-wide initial public offerings. The increase in Investment Banking net revenues primarily reflects higher levels of activity in the industrial and consumer sectors. Our investment banking backlog at the end of 2004 was higher than at the end of 2003. (1)

Operating expenses of $2.97 billion for 2004 increased 19% compared with 2003, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and increased levels of employment. These increases were partially offset by lower occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space, and reduced amortization of identifiable intangible assets, as 2003 included impairment charges in respect of certain distribution rights. Depreciation and amortization expenses were also lower. Pre-tax earnings of $401 million in 2004 increased 94% compared with 2003.

Trading and Principal Investments

Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-backed securities and loans, currencies, and commodities, structure and enter into a wide variety of derivative transactions and engage in proprietary trading and investing.

•	Equities. We make markets in, trade and act as a specialist for equities and equity-related products, structure and enter into equity derivative transactions and engage in proprietary trading. We also execute and clear client transactions on major stock, options and futures exchanges worldwide.

•	Principal Investments. We generate net revenues from our corporate and real estate merchant banking investments, including the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (merchant banking overrides), as well as gains or losses related to our investment in the convertible preferred stock of SMFG.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
 (in millions)

	Year Ended November
	2005	2004	2003

FICC	$8,484	$7,322	$5,596

Equities trading	2,675	1,969	1,738
Equities commissions	2,975	2,704	2,543

Total Equities	5,650	4,673	4,281

SMFG	1,475	771	293
Gross gains	767	855	593
Gross losses	(198)	(399)	(437)

Net other corporate and real estate investments	569	456	156
Overrides	184	105	117

Total Principal Investments	2,228	1,332	566

Total net revenues	16,362	13,327	10,443
Operating expenses	10,144	8,287	6,938

Pre-tax earnings	$6,218	$5,040	$3,505

2005 versus 2004. Net revenues in Trading and Principal Investments of $16.36 billion for 2005 increased 23% compared with 2004. Net revenues in FICC of $8.48 billion increased 16% compared with 2004, primarily reflecting significantly higher net revenues in credit products (which includes distressed investing) and, to a lesser extent, interest rate products and currencies. Net revenues in commodities and mortgages were strong, but essentially unchanged compared with 2004. During 2005, FICC operated in an environment generally characterized by strong customer-driven activity, tight, but volatile, credit spreads, higher energy prices and a flatter yield curve. Net revenues in Equities of $5.65 billion increased 21% compared with 2004, reflecting significantly higher net revenues in our customer franchise and principal strategies businesses. The increase in our customer franchise businesses reflected improved results in derivatives and shares, particularly in Europe and Asia, as well as in convertibles. In addition, results in principal strategies reflected strength across all regions. During 2005, Equities operated in an environment characterized by generally higher equity prices, improved customer-driven activity and continued low levels of market volatility. Principal Investments recorded net revenues of $2.23 billion, due to a $1.48 billion gain related to our investment in the convertible preferred stock of SMFG and $753 million in gains and overrides from other corporate and, to a lesser extent, real estate principal investments.

Operating expenses of $10.14 billion for 2005 increased 22% compared with 2004, primarily due to increased compensation and benefits expenses, reflecting higher discretionary compensation and increased levels of employment and, to a lesser extent, higher non-compensation expenses related to consolidated entities held for investment purposes. Excluding non-compensation expenses related to consolidated entities held for investment purposes, the increase in non-compensation expenses was primarily attributable to higher brokerage, clearing and exchange fees, principally due to increased transaction volumes in FICC and Equities, and higher professional fees, due to increased legal and consulting fees. Pre-tax earnings of $6.22 billion in 2005 increased 23% compared with 2004.

2004 versus 2003. Net revenues in Trading and Principal Investments of $13.33 billion for 2004 increased 28% compared with 2003. Net revenues in FICC of $7.32 billion increased 31% compared with 2003, primarily due to significantly higher net revenues in credit products and commodities, as well as improved performances in currencies and mortgages. In addition, net revenues in interest rate products were strong, but were lower compared with 2003. During 2004, FICC operated in an environment generally characterized by strong customer-driven activity, rising energy prices, narrow corporate credit spreads and low, although rising, interest rates. The yield curve remained steep in 2004, but flattened in the second half of the year. Net revenues in Equities of $4.67 billion increased 9% compared with 2003, reflecting higher net revenues in our customer franchise business, primarily due to increased activity in shares and derivatives. In addition, net revenues were higher in our principal strategies business. During 2004, Equities operated in an environment characterized by improved customer-driven activity, particularly early in the year, and generally higher equity prices. However, volatility levels continued to decline during 2004. Principal Investments recorded net revenues of $1.33 billion, primarily due to an unrealized gain related to our investment in the convertible preferred stock of SMFG of $771 million, as well as gains and overrides from other corporate principal investments.

Operating expenses of $8.29 billion for 2004 increased 19% compared with 2003, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and increased levels of employment. Other expenses also increased, principally due to the acquisition of consolidated investments and increased levels of business activity. In addition, brokerage, clearing and exchange fees were higher, reflecting higher transaction volumes in certain of our businesses, professional fees increased, primarily due to higher consulting and legal fees, and market development expenses increased, primarily due to higher levels of business activity. These increases were partially offset by lower amortization of identifiable intangible assets, as 2003 included impairment charges in respect of option specialist rights. In addition, occupancy expenses decreased, primarily reflecting lower exit costs associated with reductions in our global office space, and depreciation and amortization expenses were lower. Pre-tax earnings of $5.04 billion in 2004 increased 44% compared with 2003.

Asset Management and Securities Services

Our Asset Management and Securities Services segment is divided into two components:

•	Asset Management. Asset Management provides investment advisory and financial planning services and offers investment products across all major asset classes to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees.

•	Securities Services. Securities Services provides prime brokerage services, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

Assets under management typically generate fees as a percentage of asset value. In certain circumstances, we are also entitled to receive asset management incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31 and are not subject to adjustment thereafter. For that reason, incentive fees are seasonally weighted each year to our first fiscal quarter. Depending on the level of net revenues in our first fiscal quarter of 2006, these incentive fees may be material to the results of operations in that quarter.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
 (in millions)

	Year Ended November
	2005	2004	2003

Asset Management	$2,956	$2,553	$1,853
Securities Services	1,793	1,296	1,005

Total net revenues	4,749	3,849	2,858
Operating expenses	3,070	2,430	1,890

Pre-tax earnings	$1,679	$1,419	$968

Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month end.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
 (in billions)

	As of November 30
	2005	2004	2003

Money markets	$101	$90	$89
Fixed income and currency	159	139	115
Equity (1)	158	126	98
Alternative investments (2)	114	97	71

Total	$532	$452	$373

(1)	Includes both our fundamental equity and quantitative equity strategies.

(2)	Primarily includes private equity funds, hedge funds, real estate funds, certain currency and asset allocation strategies and other assets allocated to external investment managers.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
 (in billions)

	Year Ended November 30
	2005	2004	2003 (1)

Balance, beginning of year	$452	$373	$348

Net asset inflows/(outflows)
Money markets	11	1	(19)
Fixed income and currency	18	14	10
Equity	20	13	(1)
Alternative investments	14	24	6

Total net asset inflows/(outflows)	63	52	(4)

Net market appreciation/(depreciation)	17	27	29

Balance, end of year	$532	$452	$373

(1)	Includes $4 billion in non-money market assets from our acquisition of Ayco and $16 billion in non-money market net asset outflows resulting from British Coal Pension Schemes’ planned program of diversification among its asset managers.

2005 versus 2004. Net revenues in Asset Management and Securities Services of $4.75 billion for 2005 increased 23% compared with 2004. Asset Management net revenues of $2.96 billion increased 16% compared with 2004, primarily due to higher management fees, driven by growth in assets under management. During 2005, assets under management increased 18% to $532 billion, reflecting net asset inflows of $63 billion across all asset classes as well as market appreciation of $17 billion, primarily in equity assets. Securities Services net revenues of $1.79 billion for 2005 increased 38% compared with 2004, primarily reflecting significantly higher global customer balances in securities lending and margin lending.

Operating expenses of $3.07 billion for 2005 increased 26% compared with 2004, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and increased levels of employment. Other expenses also increased and professional fees were higher, principally due to increased consulting and legal fees. Pre-tax earnings of $1.68 billion increased 18% compared with 2004.

2004 versus 2003. Net revenues in Asset Management and Securities Services of $3.85 billion for 2004 increased 35% compared with 2003. Asset Management net revenues of $2.55 billion increased 38% compared with 2003, primarily due to higher assets under management, significantly higher incentive fees and a full year contribution from Ayco. During 2004, assets under management increased 21% to $452 billion, reflecting net asset inflows of $52 billion across all asset classes, as well as market appreciation of $27 billion, primarily in equity and fixed income assets. Securities Services net revenues of $1.30 billion increased 29% compared with 2003, primarily due to significantly higher customer balances in securities lending and margin lending.

Operating expenses of $2.43 billion for 2004 increased 29% compared with 2003, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and increased levels of employment. In addition, other expenses increased, principally due to higher levels of business activity, including increased Asset Management distribution costs. Professional fees were also higher, primarily reflecting increased legal and consulting fees. These increases were partially offset by lower depreciation and amortization and occupancy expenses, primarily reflecting lower exit costs associated with reductions in our global office space. Pre-tax earnings of $1.42 billion increased 47% compared with 2003.

Geographic Data

For a summary of the net revenues and pre-tax earnings of Goldman Sachs by geographic region, see Note 16 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Off-Balance-Sheet Arrangements

We have various types of off-balance-sheet arrangements that we enter into in the ordinary course of business. Our involvement in these arrangements can take many different forms, including purchasing or retaining residual and other interests in mortgage-backed and other asset-backed securitization vehicles; holding senior and subordinated debt, interests in limited and general partnerships, and preferred and common stock in other nonconsolidated vehicles; entering into interest rate, foreign currency, equity, commodity and credit derivatives; entering into operating leases; and providing guarantees, indemnifications, loan commitments, letters of credit, representations and warranties.

We enter into these arrangements for a variety of business purposes, primarily related to the securitization of commercial and residential mortgages, home equity and auto loans, government and corporate bonds, and other types of financial assets. Other reasons for entering into these arrangements include underwriting client securitization transactions; providing secondary market liquidity; making investments in performing and nonperforming debt, equity, real estate and other assets; providing investors with credit-linked and asset-repackaged notes; and receiving or providing letters of credit to satisfy margin requirements and to facilitate the clearance and settlement process.

Variable interest entities (VIEs) and qualifying special-purpose entities (QSPEs) are critical to the functioning of several significant investor markets, including the mortgage-backed and other asset-backed securities markets, since they provide market liquidity to financial assets by offering investors access to specific cash flows and risks created through the securitization process. Our financial interests in, and derivative transactions with, such nonconsolidated entities are accounted for at fair value, in the same manner as our other financial instruments, except in cases where we exert significant influence over an entity and apply the equity method of accounting.

The following table sets forth where a discussion of these and other off-balance-sheet arrangements may be found in Part II, Items 7 and 8 of the Annual Report on Form 10-K:

Type of Off-Balance-Sheet Arrangement	Disclosure in Annual Report on Form 10-K

Retained interests or contingent interests in assets transferred by us to nonconsolidated entities	See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Other obligations, including contingent obligations, arising out of variable interests we have in nonconsolidated entities	See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Derivative contracts	See “— Critical Accounting Policies” above and “— Risk Management” below and Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Guarantees	See Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Leases, letters of credit, and loans and other commitments	See “— Capital and Funding” below and Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

In addition, see Note 2 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for a discussion of our consolidation policies.

Capital and Funding

Capital

The amount of capital we hold is principally determined by regulatory capital requirements, rating agency guidelines, subsidiary capital requirements and our overall risk profile, which is largely driven by the size and composition of our trading and investing positions. Goldman Sachs’ total capital (total shareholders’ equity and long-term borrowings) increased 21% to $128.01 billion as of November 2005 compared with $105.78 billion as of November 2004. See “— Risk Management — Liquidity Risk — Cash Flows” below for a discussion of how we deployed capital raised as part of our financing activities.

The increase in total capital resulted primarily from an increase in long-term borrowings to $100.01 billion as of November 2005 from $80.70 billion as of November 2004. The weighted average maturity of our long-term borrowings as of November 2005 was approximately seven years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements. See Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our long-term borrowings.

Over the past several years, our ratio of long-term borrowings to total shareholders’ equity has been increasing. The growth in our long-term borrowings has been driven primarily by (i) our ability to replace a portion of our short-term borrowings with long-term borrowings and pre-fund near-term refinancing requirements, in light of the favorable debt financing environment, and (ii) the need to increase total capital in response to growth in our trading and investing businesses.

Total shareholders’ equity increased by 12% to $28.00 billion (common equity of $26.25 billion and preferred stock of $1.75 billion) as of November 2005 from $25.08 billion as of November 2004. During 2005, Goldman Sachs issued 70,000 shares of preferred stock in three series as set forth in the following table:

Preferred Stock by Series

			Shares	Shares	Earliest	Redemption Value
Series	Description	Date Issued	Issued	Authorized	Redemption Date	(in millions)

A	Perpetual Floating Rate	April 25, 2005	30,000	50,000	April 25, 2010	$750
	Non-Cumulative

B	Perpetual 6.20%	October 31, 2005	32,000	50,000	October 31, 2010	800
	Non-Cumulative

C	Perpetual Floating Rate	October 31, 2005	8,000	25,000	October 31, 2010	200
	Non-Cumulative

			70,000	125,000		$1,750

Each share of preferred stock has a par value of $0.01, has a liquidation preference of $25,000, is represented by
1,000 depositary shares and is redeemable at our option at a redemption price equal to $25,000 plus declared and unpaid dividends. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, our common stock is subject to certain restrictions in the event we fail to pay or set aside full dividends on our preferred stock for the latest completed dividend period. All preferred stock also has a preference over our common stock upon liquidation.

Our stock repurchase program is intended to help maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee equity-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, employee equity awards granted and exercises of employee stock options, the prevailing market price of our common stock and general market conditions.

During 2005, we repurchased 63.7 million shares of our common stock at a total cost of $7.11 billion, and during 2004, we repurchased 18.7 million shares of our common stock at a total cost of $1.81 billion. The average price paid per share for repurchased shares was $111.57 and $96.29 for the years ended November 2005 and November 2004, respectively. The increase in the level of repurchases in 2005 compared with 2004 primarily reflects our decision to manage the growth of our common shareholders’ equity. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, we cancelled 1.6 million restricted stock units at a total cost of $163 million in 2005 and we cancelled 9.1 million restricted stock units at a total cost of $870 million in 2004. As of November 2005, we were authorized to repurchase up to 42.7 million additional shares of stock pursuant to our repurchase program. For additional information on our repurchase program, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of the Annual Report on Form 10-K.

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of November
	2005	2004
	($ in millions, except per
	share amounts)

Total assets	$706,804	$531,379
Adjusted assets (1)	466,019	347,082
Total shareholders’ equity	28,002	25,079
Tangible equity capital (2)	25,549	22,958
Leverage ratio (3)	25.2x	21.2x
Adjusted leverage ratio (4)	18.2x	15.1x
Debt to equity ratio (5)	3.6x	3.2x

Common shareholders’ equity	26,252	25,079
Tangible common shareholders’ equity (6)	21,049	20,208

Book value per common share (7)	$57.02	$50.77
Tangible book value per common share (8)	45.72	40.91

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets. The following table sets forth a reconciliation of total assets to adjusted assets:

		As of November
		2005	2004
		(in millions)

Total assets		$706,804	$531,379

Deduct:	Securities purchased under agreements to resell	(83,619)	(44,257)

	Securities borrowed	(191,800)	(155,086)

Add:	Financial instruments sold, but not yet purchased, at fair value	149,071	132,097

	Less derivative liabilities	(57,829)	(64,001)

	Subtotal	91,242	68,096

Deduct:	Cash and securities segregated for regulatory and other purposes	(51,405)	(48,179)

	Goodwill and identifiable intangible assets	(5,203)	(4,871)

Adjusted assets		$466,019	$347,082

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to a trust less goodwill and identifiable intangible assets. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure. The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of November
		2005	2004
		(in millions)

Total shareholders’ equity		$28,002	$25,079

Add:	Junior subordinated debt issued to a trust	2,750	2,750

Deduct:	Goodwill and identifiable intangible assets	(5,203)	(4,871)

Tangible equity capital		$25,549	$22,958

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock and goodwill and identifiable intangible assets. The following table sets forth a reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of November
		2005	2004
		(in millions)

Total shareholders’ equity		$28,002	$25,079

Deduct:	Preferred stock	(1,750)	—

Common shareholders’ equity		$26,252	$25,079

Deduct:	Goodwill and identifiable intangible assets	(5,203)	(4,871)

Tangible common shareholders’ equity		$21,049	$20,208

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 460.4 million and 494.0 million as of November 2005 and November 2004, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Short-Term Borrowings

Goldman Sachs obtains secured and unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year of our financial statement date and certain long-term borrowings that are redeemable within one year of our financial statement date at the option of the holder.

The following table sets forth our short-term borrowings by product:

Short-Term Borrowings
 (in millions)

	As of November
	2005	2004

Promissory notes	$17,339	$19,513
Commercial paper	5,154	4,355
Bank loans and other	15,975	13,474
Current portion of long-term borrowings	16,751	17,617

Total	$55,219	$54,959

Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes (short-term unsecured debt that is nontransferable and in which Goldman Sachs does not make a market) and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature.

The following table sets forth our secured and unsecured short-term borrowings:

	As of November
	2005	2004
	(in millions)

Secured short-term borrowings	$7,972	$8,558
Unsecured short-term borrowings	47,247	46,401

Total short-term borrowings	$55,219	$54,959

A large portion of our secured short-term borrowings are similar in nature to our other collateralized financing sources such as securities sold under agreements to repurchase. These secured short-term borrowings provide Goldman Sachs with a more stable source of liquidity than unsecured short-term borrowings, as they are less sensitive to changes in our credit ratings due to underlying collateral. Our unsecured short-term borrowings include extendible debt if the earliest maturity occurs within one year of our financial statement date. Extendible debt is debt that allows the holder the right to extend the maturity date at predetermined periods during the contractual life of the instrument. These borrowings can be, and in the past generally have been, extended. See “— Risk Management — Liquidity Risk” below for a discussion of the principal liquidity policies we have in place to manage the liquidity risk associated with our short-term borrowings. For a discussion of factors that could impair our ability to access the capital markets, see “— Certain Risk Factors That May Affect Our Business” above. See Note 4 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our short-term borrowings.

Credit Ratings

We rely upon the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are important when we are competing in certain markets and when we seek to engage in longer term transactions, including OTC derivatives. We believe our credit ratings are primarily based on the credit rating agencies’ assessment of our liquidity, market, credit and operational risk management practices, the level and variability of our earnings, our capital base, our franchise, reputation and management, our corporate governance and the external operating environment. See “— Certain Risk Factors That May Affect Our Business” above for a discussion of the risks associated with a reduction in our credit ratings.

The following table sets forth our unsecured credit ratings as of November 2005:

	Short-Term Debt	Long-Term Debt	Preferred Stock

Dominion Bond Rating Service Limited (1)	R-1 (middle)	A (high)	N/A
Fitch, Inc.	F1+	AA-	A+
Moody’s Investors Service	P-1	Aa3	A2
Standard & Poor’s (2)	A-1	A+	A-

(1)	On November 22, 2005, Dominion Bond Rating Service Limited placed Goldman Sachs’ long-term debt issuer rating “under review with positive implications.”

(2)	On October 11, 2005, Standard & Poor’s affirmed Goldman Sachs’ long-term debt rating and revised its outlook from “stable” to “positive.”

As of November 2005, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $384 million would have been required in the event of a one-level reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. For a further discussion of our excess liquidity policies, see “— Risk Management — Liquidity Risk — Excess Liquidity — Maintenance of a Pool of Highly Liquid Securities” below.

Contractual Obligations and Contingent Commitments

Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has contingent commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations as of November 2005:

Contractual Obligations
 (in millions)

		2007-	2009-	2011-
	2006	2008	2010	Thereafter	Total

Long-term borrowings by contract maturity (1) (2)	$—	$23,613	$26,444	$49,950	$100,007
Minimum rental payments	399	875	594	2,134	4,002

(1)	Long-term borrowings maturing within one year of our financial statement date and certain long-term borrowings that are redeemable within one year of our financial statement date at the option of the holder are included as short-term borrowings in the consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of Goldman Sachs are reflected at their contractual maturity dates. Certain long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

As of November 2005, our long-term borrowings were $100.01 billion and consisted principally of senior borrowings with maturities extending to 2035. These long-term borrowings consisted of $15.67 billion in secured long-term borrowings and $84.34 billion in unsecured long-term borrowings. As of November 2005, long-term borrowings included nonrecourse debt of $13.63 billion, consisting of $5.11 billion issued by William Street Funding Corporation (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments to investment-grade clients made by another wholly owned William Street entity), and $8.52 billion issued by other consolidated entities, of which $1.33 billion was related to our power generation facilities. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay. See Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our long-term borrowings.

The following table sets forth our quarterly long-term borrowings maturity profile through fiscal 2011:

Long-Term Borrowings Maturity Profile
 ($ in millions)

(1)	Our long-term borrowings include extendible debt if the earliest maturity is one year or greater from our financial statement date. Extendible debt is categorized in the maturity profile at the earliest possible maturity date even though the debt can be, and in the past generally has been, extended.

As of November 2005, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $4.00 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

During our third fiscal quarter of 2005, we announced plans for a new world headquarters in New York City, with initial occupancy scheduled for 2009, at an expected cost of $2.3 billion to $2.5 billion. Goldman Sachs will partially finance the project with tax-exempt Liberty Bonds. As of November 2005, we borrowed approximately $1.4 billion through the issuance of Liberty Bonds and may borrow up to an additional $250 million through the issuance of additional Liberty Bonds before 2010. As of November 2005, we had outstanding construction-related commitments of $47 million in connection with this project. Included in our future minimum rental payments under noncancelable lease agreements is $309 million related to a 64-year ground lease for the land on which our world headquarters will be constructed, of which $161 million is a lump-sum payment due by June 2007. See Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. We may incur exit costs in 2006 and thereafter to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

The following table sets forth our contingent commitments as of November 2005:

Contingent Commitments
 (in millions)

	Commitment Amount by Period of Expiration
		2007-	2009-	2011-
	2006	2008	2010	Thereafter	Total

Commitments to extend credit
William Street program	$1,811	$1,788	$9,385	$1,521	$14,505
Other commercial lending:
Investment-grade	9,592	5,893	1,008	1,099	17,592
Non-investment-grade	1,783	1,361	3,569	11,823	18,536
Warehouse financing	7,614	2,746	10	119	10,489

Total commitments to extend credit	20,800	11,788	13,972	14,562	61,122
Commitments under letters of credit issued by banks to counterparties	9,205	17	12	—	9,234
Other commercial commitments (1)	1,069	324	3,127	238	4,758

Total	$31,074	$12,129	$17,111	$14,800	$75,114

(1)	Includes our corporate and real estate investment fund commitments, construction-related commitments and other purchase commitments.

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments of $61.12 billion as of November 2005 compared with $27.72 billion as of November 2004. The increase primarily related to our commercial lending activities outside the William Street credit extension program, and such commitments were generally extended in connection with contingent acquisition financing and other types of corporate lending. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. We may reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources. With respect to the William Street credit extension program, substantially all of the commitments extended are to investment-grade corporate borrowers. With respect to these commitments, we have credit loss protection provided to us by SMFG, which is generally limited to 95% of the first loss we realize on approved loan commitments, subject to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of the second loss on such commitments, subject to a maximum of $1.13 billion. We also use other financial instruments to hedge certain William Street commitments not covered by SMFG.

As of November 2005, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $49.93 billion.

See Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our commitments, contingencies and guarantees.

Regulation

During our second fiscal quarter of 2005, Goldman Sachs became regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, Goldman Sachs is subject to group-wide supervision and examination by the SEC and is subject to minimum capital requirements on a consolidated basis. As of November 2005, Goldman Sachs was in compliance with the CSE capital requirements.

The European Union’s European Financial Groups Directive (Directive 2002/87/EC) introduced certain changes to the way financial conglomerates and other financial services organizations operating in Europe are regulated. As a result of these changes, activities that are conducted in otherwise unregulated entities are now subject to certain forms of regulation, including consolidated supervision and capital adequacy requirements. The measures we have taken to comply with the directive include becoming regulated as a CSE.

In addition, many of our principal subsidiaries are subject to separate regulation in the United States and/or elsewhere. Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commissions merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, the NYSE, the National Association of Securities Dealers, Inc. and the National Futures Association. Goldman Sachs International, a regulated U.K. broker-dealer, is subject to regulation primarily by the Financial Services Authority. Goldman Sachs (Japan) Ltd., a regulated broker-dealer based in Tokyo, is subject to regulation by the Financial Services Agency, the Tokyo Stock Exchange, the Osaka Securities Exchange, The Tokyo International Financial Futures Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange, and the Ministry of Economy, Trade and Industry. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, and other regulators and authorities around the world, such as the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, the Autorité des Marchés Financiers and Banque de France in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Swiss Federal Banking Commission, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore and the China Securities Regulatory Commission. See Note 15 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our regulated subsidiaries. For a discussion of our potential inability to access funds from our regulated entities, see “— Risk Management — Liquidity Risk — Intercompany Funding” below.

Risk Management

Management believes that effective risk management is of primary importance to the success of Goldman Sachs. Accordingly, we have a comprehensive risk management process to monitor, evaluate and manage the principal risks we assume in conducting our activities. These risks include market, credit, liquidity, operational, legal and reputational exposures.

Risk Management Structure

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. In addition, a number of committees are responsible for monitoring risk exposures and for general oversight of our risk management process. These committees, whose responsibilities are described below, meet regularly and consist of senior members of both our revenue-producing units and departments that are independent of our revenue-producing units.

Segregation of duties and management oversight are fundamental elements of our risk management process. In addition to the committees described below, functions that are independent of the revenue-producing units, such as Compliance, Finance, Legal, Management Controls (Internal Audit) and Operations, perform risk management functions, which include monitoring, analyzing and evaluating risk.

Management Committee. All risk control functions ultimately report to our Management Committee. Through both direct and delegated authority, the Management Committee approves all of our operating activities, trading risk parameters and customer review guidelines.

Risk Committees. The Firmwide Risk Committee reviews the activities of existing businesses, approves new businesses and products, approves firmwide and divisional market risk limits, reviews business unit market risk limits, approves market risk limits for selected sovereign markets and business units, approves sovereign credit risk limits and credit risk limits by ratings group, and reviews scenario analyses based on abnormal or “catastrophic” market movements.

The Divisional Risk Committee sets market risk limits for our trading activities subject to overall firmwide risk limits, based on a number of measures, including Value-at-Risk (VaR), stress tests and scenario analyses. Several other committees oversee various risk, valuation, operational, credit and business practice issues related to our asset management business.

Business unit risk limits are established by the various risk committees and may be further allocated by the business unit managers to individual trading desks. Trading desk managers have the first line of responsibility for managing risk within prescribed limits. These managers have in-depth knowledge of the primary sources of risk in their respective markets and the instruments available to hedge their exposures.

Market risk limits are monitored by the Finance Division and are reviewed regularly by the appropriate risk committee. Limit violations are reported to the appropriate risk committee and business unit managers and addressed, as necessary. Credit risk limits are also monitored by the Finance Division and reviewed by the appropriate risk committee.

Business Practices Committee. The Business Practices Committee assists senior management in its oversight of compliance, legal and operational risks and related reputational concerns, such as potential conflicts of interest. The Business Practices Committee also reviews the firm’s business practices, policies, and procedures for consistency with our business principles. The Business Practices Committee reviews these areas and makes recommendations for improvements as necessary to mitigate potential risks and assist in achieving adherence to our business principles.

Capital Committee. The Capital Committee reviews and approves transactions involving commitments of our capital. Such capital commitments include extensions of credit, alternative liquidity commitments, certain bond underwritings, certain distressed debt and principal finance activities, and certain equity-linked structured products. The Capital Committee is also responsible for ensuring that business and reputational standards for capital commitments are maintained on a global basis.

Commitments Committee. The Commitments Committee reviews and approves underwriting and distribution activities, primarily with respect to offerings of equity and equity-related securities, and sets and maintains policies and procedures designed to ensure that legal, reputational, regulatory and business standards are maintained in conjunction with these activities. In addition to reviewing specific transactions, the Commitments Committee periodically conducts strategic reviews of industry sectors and products and establishes policies in connection with transaction practices.

Credit Policy Committee. The Credit Policy Committee establishes and reviews broad credit policies and parameters that are implemented by the Credit Department.

Finance Committee. The Finance Committee establishes and ensures compliance with our liquidity policies, approves balance sheet limits and has oversight responsibility for liquidity risk, the size and composition of our balance sheet and capital base, and our credit ratings. The Finance Committee regularly reviews our balance sheet, funding position and capitalization and makes adjustments in light of current events, risks and exposures.

New Products Committee. The New Products Committee, under the oversight of the Firmwide Risk Committee, is responsible for reviewing and approving new products and businesses globally.

Operational Risk Committee. The Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management.

Structured Products Committee. The Structured Products Committee reviews and approves structured product transactions entered into with our clients that raise legal, regulatory, tax or accounting issues or present reputational risk to Goldman Sachs.

Market Risk

The potential for changes in the market value of our trading and investing positions is referred to as market risk. Such positions result from market-making, specialist, proprietary trading and investing, and underwriting activities.

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

We seek to manage these risks by diversifying exposures, controlling position sizes and establishing hedges in related securities or derivatives. For example, we may hedge a portfolio of common stocks by taking an offsetting position in a related equity-index futures contract. The ability to manage an exposure may, however, be limited by adverse changes in the liquidity of the security or the related hedge instrument and in the correlation of price movements between the security and related hedge instrument.

In addition to applying business judgment, senior management uses a number of quantitative tools to manage our exposure to market risk. These tools include:

•	risk limits based on a summary measure of market risk exposure referred to as VaR, which are updated and monitored on a daily basis;

•	scenario analyses, stress tests and other analytical tools that measure the potential effects on our net revenues of various market events, including, but not limited to, a large widening of credit spreads, a substantial decline in equity markets and significant moves in selected sovereign markets; and

•	inventory position limits for selected business units.

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

The modeling of the risk characteristics of our trading positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no standard methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
 (in millions)

	Year Ended November
Risk Categories	2005	2004	2003

Interest rates	$37	$36	$38
Equity prices	34	32	27
Currency rates	17	20	18
Commodity prices	26	20	18
Diversification effect (2)	(44)	(41)	(43)

Total	$70	$67	$58

(1)	During the second quarter of 2004, we began to exclude from our calculation other debt portfolios that cannot be properly measured in VaR. The effect of excluding these portfolios was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these portfolios, see “— Other Debt Portfolios” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $70 million in 2005 from $67 million in 2004. The increase was primarily due to higher levels of exposure to commodity prices, equity prices and interest rates, partially offset by reduced exposures to currency rates, as well as reduced volatilities, particularly in interest rate and equity assets.

Our average daily VaR increased to $67 million in 2004 from $58 million in 2003, primarily due to higher levels of exposure to equity prices, currency rates and commodity prices, partially offset by reduced exposures to interest rates, as well as reduced volatilities, particularly in interest rate and equity assets.

Daily VaR
 (in millions)

			Year Ended
	As of November		November 2005
Risk Categories	2005	2004	High	Low

Interest rates	$45	$28	$53	$26
Equity prices	54	25	62	21
Currency rates	10	18	31	9
Commodity prices	18	35	37	16
Diversification effect (1)	(44)	(40)

Total	$83	$66	$91	$51

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR increased to $83 million as of November 2005 from $66 million as of November 2004. The increase was primarily due to higher levels of exposure to equity prices and interest rates, partially offset by reduced exposures to commodity prices and currency rates, as well as reduced volatilities in equity, currency and commodity assets.

The following chart presents our daily VaR during 2005:

Daily VaR
 ($ in millions)

     Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the year ended November 2005:

Daily Trading Net Revenues
 ($ in millions)

Daily Trading Net Revenues

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during 2005.

     Other Debt Portfolios

The market risk associated with portfolios in our credit products business that cannot be properly measured in VaR (primarily due to inadequate historical data on the underlying assets in the aggregate) is measured based on a potential 10% decline in the asset value of such portfolios. The market values of the underlying positions are sensitive to changes in a number of factors, including discount rates and the projected timing and amount of future cash flows. As of November 2005, the potential impact of a 10% decline in the asset value of these portfolios was $669 million compared with $416 million as of November 2004. The increase in 2005 is primarily due to new investments in the Americas and Asia.

     Nontrading Risk

SMFG. The market risk of our investment in the convertible preferred stock of SMFG, net of the economic hedge on the unrestricted shares of common stock underlying a portion of our investment, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of November 2005, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $262 million compared with $236 million as of November 2004. The change is primarily due to an increase in the SMFG common stock price and, to a lesser extent, the impact of the passage of time in respect of the transfer restrictions on the underlying common stock, partially offset by the effect of hedging the unrestricted shares of common stock underlying our investment. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.

Other Principal Investments. The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of November 2005, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $181 million compared with $118 million as of November 2004, primarily reflecting new private investments.

Credit Risk

Credit risk represents the loss that we would incur if a counterparty or an issuer of securities or other instruments we hold fails to perform under its contractual obligations to us, or upon a deterioration in the credit quality of third parties whose securities or obligations we hold. To reduce our credit exposures, we seek to enter into netting agreements with counterparties that permit us to offset receivables and payables with such counterparties. In addition, we attempt to further reduce credit risk with certain counterparties by (i) entering into agreements that enable us to obtain collateral from a counterparty or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events, (ii) seeking third-party guarantees of the counterparty’s obligations, and/or (iii) using credit derivatives and other structures and techniques.

For most businesses, counterparty credit limits are established by the Credit Department, which is independent of the revenue-producing departments, based on guidelines set by the Firmwide Risk Committee and the Credit Policy Committee. For most products, we measure and limit credit exposures by reference to both current and potential exposure. We typically measure potential exposure based on projected worst-case market movements over the life of a transaction within a 95% confidence interval. For collateralized transactions, we also evaluate potential exposure over a shorter collection period, and give effect to the value of collateral received. We further seek to measure credit exposure through the use of scenario analyses, stress tests and other quantitative tools. Our global credit management systems monitor current and potential credit exposure to individual counterparties and on an aggregate basis to counterparties and their affiliates. These systems also provide management, including the Firmwide Risk and Credit Policy Committees, with information regarding overall credit risk by product, industry sector, country and region.

As of both November 2005 and November 2004, we held U.S. government and federal agency obligations that represented 7% and 5% of our total assets, respectively. In addition, most of our securities purchased under agreements to resell are collateralized by U.S. government, federal agency and other sovereign obligations. As of November 2005 and November 2004, we did not have credit exposure to any other counterparty that exceeded 5% of our total assets. However, over the past several years, the amount and duration of our credit exposures have been increasing, due to, among other factors, the growth of our lending and OTC derivative activities. A further discussion of our derivative activities follows below.

Derivatives

Derivative contracts are instruments, such as futures, forwards, swaps or option contracts, that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange.

Substantially all of our derivative transactions are entered into for trading purposes, to facilitate client transactions, to take proprietary positions or as a means of risk management. In addition to derivative transactions entered into for trading purposes, we enter into derivative contracts to hedge our net investment in non-U.S. operations and to manage the interest rate and currency exposure on our long-term borrowings and certain short-term borrowings.

Derivatives are used in many of our businesses, and we believe that the associated market risk can only be understood relative to all of the underlying assets or risks being hedged, or as part of a broader trading strategy. Accordingly, the market risk of derivative positions is managed together with our nonderivative positions.

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

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of November 2005, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure
 ($ in millions)

			Exposure	Percentage of
		Collateral	Net of	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral

AAA/Aaa	$4,332	$222	$4,110	12%
AA/Aa2	9,721	1,801	7,920	22
A/A2	13,166	3,332	9,834	28
BBB/Baa2	10,209	2,809	7,400	21
BB/Ba2 or lower	8,859	3,330	5,529	15
Unrated	1,376	582	794	2

Total	$47,663	$12,076	$35,587	100%

(1)	Net of cash received pursuant to credit support agreements of $22.61 billion.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
 (in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$858	$367	$1,053	$1,074	$758	$4,110
AA/Aa2	1,897	596	1,954	2,228	1,245	7,920
A/A2	3,049	1,009	2,542	1,841	1,393	9,834
BBB/Baa2	2,151	621	2,700	409	1,519	7,400
BB/Ba2 or lower	1,558	352	2,850	508	261	5,529
Unrated	293	124	193	168	16	794

Total	$9,806	$3,069	$11,292	$6,228	$5,192	$35,587

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates	$1,591	$346	$3,212	$4,237	$3,946	$13,332
Currencies	4,395	609	1,506	739	1,022	8,271
Commodities	3,381	1,240	6,082	711	116	11,530
Equities	439	874	492	541	108	2,454

Total	$9,806	$3,069	$11,292	$6,228	$5,192	$35,587

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

Derivative transactions may also involve legal risks including the risk that they are not authorized or appropriate for a counterparty, that documentation has not been properly executed or that executed agreements may not be enforceable against the counterparty. We attempt to minimize these risks by obtaining advice of counsel on the enforceability of agreements as well as on the authority of a counterparty to effect the derivative transaction. In addition, certain derivative transactions involve the risk that we may have difficulty obtaining, or be unable to obtain, the underlying security or obligation in order to satisfy any physical settlement requirement or that the derivative may have been assigned to a different counterparty without our knowledge or consent.

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

Management has implemented a number of policies according to the following liquidity risk management framework:

•	Excess Liquidity — maintain substantial excess liquidity to meet a broad range of potential cash outflows in a stressed environment including financing obligations.

•	Asset-Liability Management — ensure we fund our assets with appropriate financing.

•	Intercompany Funding — maintain parent company liquidity and manage the distribution of liquidity across the group structure.

•	Crisis Planning — ensure all funding and liquidity management is based on stress-scenario planning and feeds into our liquidity crisis plan.

     Excess Liquidity

Maintenance of a Pool of Highly Liquid Securities. Our most important liquidity policy is to pre-fund what we estimate will be our likely cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” liquidity is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

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

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Year Ended November
	2005	2004
	(in millions)

U.S. dollar-denominated	$35,310	$33,858
Non-U.S. dollar-denominated	11,029	8,135

Total Global Core Excess	$46,339	$41,993

The U.S. dollar-denominated excess is comprised of only unencumbered U.S. government and agency securities and highly liquid mortgage securities, all of which are Federal Reserve repo-eligible, as well as overnight cash deposits. Our non-U.S. dollar-denominated excess is comprised of only unencumbered French, German, United Kingdom and Japanese government bonds and euro, British pound and Japanese yen overnight cash deposits. We strictly limit our Global Core Excess to this narrowly defined list of securities and cash that we believe are highly liquid, even in a difficult funding environment.

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

We maintain Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. This implies that we could fund our positions on a secured basis for one year in the event we were unable to issue new unsecured debt or liquidate assets. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset-by-asset. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $125.36 billion in 2005 and $100.51 billion in 2004.

     Asset-Liability Management

Asset Quality and Balance Sheet Composition. We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. We utilize aged inventory limits for certain financial instruments as a disincentive to our businesses to hold inventory over longer periods of time. We believe that these limits provide a complementary mechanism for ensuring appropriate balance sheet liquidity in addition to our standard position limits. In addition, we periodically reduce the size of certain parts of our balance sheet to comply with period end limits set by management. Because of these periodic reductions and certain other factors including seasonal activity, market conventions and periodic market opportunities in certain of our businesses that result in larger positions during the middle of our reporting periods, our balance sheet fluctuates between financial statement dates and is lower at fiscal period end than would be observed on an average basis. Over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 9% and 11% lower, respectively, than amounts that would have been observed, based on a weekly average, over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.

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

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress and, accordingly, we generally hold higher levels of capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of November
	2005	2004
	(in millions)

Mortgage whole loans and collateralized debt obligations (1)	$31,459	$18,346
Bank loans (2)	13,843	8,900
High-yield securities	8,822	6,057
Emerging market debt securities	1,789	1,653
SMFG convertible preferred stock	4,058	2,556
Other corporate principal investments (3)	1,723	1,278
Real estate principal investments (3)	745	820

(1)	Includes certain mortgage-backed interests held in QSPEs. See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our securitization activities.

(2)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(3)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated employee-owned merchant banking funds) of $1.93 billion and $1.28 billion as of November 2005 and November 2004, respectively.

A large portion of these assets are funded on a secured basis through secured funding markets or nonrecourse financing. We focus on demonstrating a consistent ability to fund these assets on a secured basis for extended periods of time to reduce refinancing risk and to help ensure that these assets have an established amount of loan value in order that they can be funded in periods of market stress.

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

In order to avoid reliance on asset sales, our goal is to ensure that we have sufficient total capital (long-term borrowings plus total shareholders’ equity) to fund our balance sheet for at least one year. We seek to maintain total capital in excess of the aggregate of the following long-term financing requirements:

•	the portion of financial instruments owned that we believe could not be funded on a secured basis in periods of market stress, assuming conservative loan values;

•	goodwill and identifiable intangible assets, property, leasehold improvements and equipment, and other illiquid assets;

•	derivative and other margin and collateral requirements;

•	anticipated draws on our unfunded loan commitments; and

•	capital or other forms of financing in our regulated subsidiaries that is in excess of their long-term financing requirements. See “— Intercompany Funding” below for a further discussion of how we fund our subsidiaries.

Our total capital of $128.01 billion and $105.78 billion as of November 2005 and November 2004, respectively, exceeded the aggregate of these requirements.

Conservative Liability Structure. We structure our liabilities conservatively to reduce refinancing risk as well as the risk that we may redeem or repurchase certain of our borrowings prior to their contractual maturity. For example, we may repurchase Goldman Sachs’ commercial paper through the ordinary course of business as a market maker. As such, we emphasize the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper in order to improve the stability of our short-term unsecured financing base. We have also created internal guidelines regarding the principal amount of debt maturing on any one day or during any single week or year and have average maturity targets for our unsecured debt programs.

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

We access funding in a variety of markets in the United States, Europe and Asia. We issue debt through syndicated U.S. registered offerings, U.S. registered and 144A medium-term note programs, offshore medium-term note offerings and other bond offerings, U.S. and non-U.S. commercial paper and promissory note issuances, and other methods. We make extensive use of the repurchase agreement and securities lending markets and arrange for letters of credit to be issued on our behalf.

Additionally, unsecured debt issued by Group Inc. does not contain provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or our stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.

     Intercompany Funding

Subsidiary Funding Policies. Substantially all of our unsecured funding is raised by our parent company, Group Inc. The parent company then lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing and capital requirements. In addition, the parent company provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. The benefits of this approach to subsidiary funding include enhanced control and greater flexibility to meet the funding requirements of our subsidiaries.

Our intercompany funding policies are predicated on an assumption that, unless legally provided for, funds or securities are not freely available from a subsidiary to its parent company or other subsidiaries. In particular, many of our subsidiaries are subject to laws that authorize regulatory bodies to block or limit the flow of funds from those subsidiaries to Group Inc. Regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on obligations, including debt obligations. As such, we assume that capital or other financing provided to our regulated subsidiaries is not available to our parent company or other subsidiaries. In addition, we assume that the Global Core Excess held in our principal non-U.S. operating entities will not be available to our parent company or other subsidiaries and therefore is available only to meet the potential liquidity requirements of those entities.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of November 2005, Group Inc.’s equity investment in subsidiaries was $25.26 billion compared with its total shareholders’ equity of $28.00 billion.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of November 2005, Group Inc. had $17.04 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $16.06 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.41 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $1.98 billion invested in Goldman Sachs (Japan) Ltd., a regulated broker-dealer based in Tokyo. Group Inc. also had $44.52 billion of unsubordinated loans to these entities as of November 2005, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Year Ended November 2005. Our cash and cash equivalents increased by $5.90 billion to $10.26 billion at the end of 2005. We raised $19.37 billion in net cash from financing activities, primarily in long-term debt, in light of the favorable debt financing environment, partially offset by common stock repurchases. We used net cash of $13.48 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for ourselves and our clients.

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

Year Ended November 2003. Our cash and cash equivalents increased by $2.27 billion to $7.09 billion at the end of 2003. We raised $20.58 billion in net cash from financing activities, primarily in long-term debt. We used net cash of $18.32 billion in our operating and investing activities primarily to capitalize on opportunities in our trading and principal investing businesses, including the purchase of investments that could be difficult to fund in periods of market stress. We also increased our Global Core Excess, provided funding support for our William Street loan commitments program, invested in the convertible preferred stock of SMFG and financed the acquisition of East Coast Power L.L.C.

Operational Risk

Operational risk relates to the risk of loss arising from shortcomings or failures in internal processes, people or systems, and from external events. Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents arising, for example, from major systems failures. Operational risk may also cause reputational harm. Thus, efforts to identify, manage and mitigate operational risk must be equally sensitive to the risk of reputational damage as well as the risk of financial loss.

We manage operational risk through the application of long-standing, but continuously evolving, firmwide control standards: the training, supervision and development of our people; the active participation and commitment of senior management in a continuous process of identifying and mitigating key operational risks across the firm; and a framework of strong and independent control departments that monitor operational risk on a daily basis. Together, these elements form a strong firmwide control culture that serves as the foundation of our efforts to minimize events that create operational risk and the damage they can cause.

The Operational Risk Department, an independent risk management function, is responsible for developing and implementing a standardized framework to identify, measure, monitor and manage operational risk across the firm. This framework, which evolves with the changing needs of our businesses and regulatory guidance, takes into account internal and external operational risk events, business environment and internal control factors, the ongoing analysis of business-specific risk metrics and the use of scenario analysis. While individual business units have direct responsibility for the control and mitigation of operational risk, this framework provides a consistent methodology for identifying and monitoring operational risk factors at the business unit and firmwide level.

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Two key differences between SFAS No. 123 and SFAS No. 123-R relate to attribution of compensation costs to reporting periods and accounting for award forfeitures. SFAS No. 123-R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. However, awards granted subject to a substantive non-compete agreement are generally expensed over the non-compete period. SFAS No. 123-R also requires expected forfeitures to be included in determining stock-based employee compensation expense. See Note 2 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K, “Significant Accounting Policies — Stock-Based Compensation” for a discussion of how we currently account for equity-based awards granted to retirement-eligible employees and forfeitures. We will adopt SFAS No. 123-R in the first quarter of fiscal 2006. Management is currently evaluating the effect of adoption of SFAS No. 123-R on our results of operations with respect to awards granted to retirement-eligible employees that are subject to a non-compete agreement.

The following table sets forth the pro forma net earnings that would have been reported for each year if equity-based awards granted to retirement-eligible employees had been expensed over the non-compete period and if expected forfeitures had been accrued as required by SFAS No. 123-R:

		Year Ended November
		2005	2004	2003
		(in millions)

Net earnings applicable to common shareholders, as reported		$5,609	$4,553	$3,005

Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	1,133	790	458

Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under SFAS No. 123-R	(1,106)	(802)	(503)

Pro forma net earnings applicable to common shareholders		$5,636	$4,541	$2,960

In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. Goldman Sachs, as the general partner of numerous merchant banking and asset management partnerships, is required to adopt the provisions of EITF 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of fiscal 2007 for partnerships formed on or before June 29, 2005 that have not been modified. We generally expect to provide limited partners in these funds with rights to remove Goldman Sachs or rights to terminate the partnerships and, therefore, do not expect that EITF 04-5 will have a material effect on our financial condition, results of operations or cash flows.

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

As of the end of the firm’s 2005 fiscal year, management conducted an assessment of the effectiveness of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of November 25, 2005 was effective.

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

Management’s assessment of the effectiveness of the firm’s internal control over financial reporting as of November 25, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 100 and 101, which expresses unqualified opinions on management’s assessment and on the effectiveness of the firm’s internal control over financial reporting as of November 25, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have completed integrated audits of The Goldman Sachs Group, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of November 25, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on The Goldman Sachs Group, Inc.’s 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of November 25, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at November 25, 2005 and November 26, 2004, and the results of its operations and its cash flows for each of the three fiscal years in the period ended November 25, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page 99, that the Company maintained effective internal control over financial reporting as of November 25, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 25, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

New York, New York
February 3, 2006

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended November
	2005	2004	2003
	(in millions, except per
	share amounts)

Revenues
Investment banking	$3,599	$3,286	$2,400
Trading and principal investments	15,452	11,984	8,555
Asset management and securities services	3,090	2,655	1,917
Interest income	21,250	11,914	10,751

Total revenues	43,391	29,839	23,623
Interest expense	18,153	8,888	7,600
Cost of power generation	456	401	11

Revenues, net of interest expense and cost of power generation	24,782	20,550	16,012

Operating expenses
Compensation and benefits	11,688	9,652	7,515
Brokerage, clearing and exchange fees	1,109	952	829
Market development	378	374	264
Communications and technology	490	461	478
Depreciation and amortization	501	499	562
Amortization of identifiable intangible assets	124	125	319
Occupancy	728	646	722
Professional fees	475	338	253
Other expenses	1,016	827	625

Total non-compensation expenses	4,821	4,222	4,052

Total operating expenses	16,509	13,874	11,567

Pre-tax earnings	8,273	6,676	4,445
Provision for taxes	2,647	2,123	1,440

Net earnings	5,626	4,553	3,005
Preferred stock dividend	17	—	—

Net earnings applicable to common shareholders	$5,609	$4,553	$3,005

Earnings per common share
Basic	$11.73	$9.30	$6.15
Diluted	11.21	8.92	5.87

Average common shares outstanding
Basic	478.1	489.5	488.4
Diluted	500.2	510.5	511.9

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November
	2005	2004
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$10,261	$4,365
Cash and securities segregated for regulatory and other purposes	51,405	48,179
Receivables from brokers, dealers and clearing organizations	15,150	14,458
Receivables from customers and counterparties	60,231	38,087
Securities borrowed	191,800	155,086
Securities purchased under agreements to resell	83,619	44,257

Financial instruments owned, at fair value	238,043	183,880
Financial instruments owned and pledged as collateral, at fair value	38,983	27,924

Total financial instruments owned, at fair value	277,026	211,804

Other assets	17,312	15,143

Total assets	$706,804	$531,379

Liabilities and shareholders’ equity
Secured short-term borrowings	$7,972	$8,558
Unsecured short-term borrowings	47,247	46,401

Total short-term borrowings, including the current portion of long-term borrowings	55,219	54,959

Payables to brokers, dealers and clearing organizations	10,014	8,000
Payables to customers and counterparties	178,304	153,221
Securities loaned	23,331	19,394
Securities sold under agreements to repurchase	149,026	47,573
Financial instruments sold, but not yet purchased, at fair value	149,071	132,097
Other liabilities and accrued expenses	13,830	10,360

Secured long-term borrowings	15,669	12,087
Unsecured long-term borrowings	84,338	68,609

Total long-term borrowings	100,007	80,696

Total liabilities	678,802	506,300

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 70,000 shares issued and outstanding as of November 2005 with liquidation preference of $25,000 per share	1,750	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 573,970,935 and 554,063,234 shares issued as of November 2005 and November 2004, respectively, and 437,170,695 and 480,959,660 shares outstanding as of November 2005 and November 2004, respectively	6	6
Restricted stock units and employee stock options	3,415	2,013
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	17,159	15,501
Retained earnings	19,085	13,970
Unearned compensation	—	(117)
Accumulated other comprehensive income	—	11
Common stock held in treasury, at cost, par value $0.01 per share; 136,800,240 and 73,103,574 shares as of November 2005 and November 2004, respectively	(13,413)	(6,305)

Total shareholders’ equity	28,002	25,079

Total liabilities and shareholders’ equity	$706,804	$531,379

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended November
	2005	2004	2003
	(in millions, except per
	share amounts)

Preferred stock
Balance, beginning of year	$—	$—	$—
Issued	1,750	—	—

Balance, end of year	1,750	—	—

Common stock, par value $0.01 per share
Balance, beginning of year	6	5	5
Issued	—	1	—

Balance, end of year	6	6	5

Restricted stock units and employee stock options
Balance, beginning of year	2,013	2,984	3,517
Issued	1,871	1,050	339
Delivered	(423)	(1,948)	(714)
Forfeited	(37)	(62)	(156)
Options exercised	(9)	(11)	(2)

Balance, end of year	3,415	2,013	2,984

Additional paid-in capital
Balance, beginning of year	15,501	13,562	12,750
Issuance of common stock	1,417	1,609	709
Preferred stock issuance costs	(31)	—	—
Excess net tax benefit related to delivery of stock-based awards	272	330	103

Balance, end of year	17,159	15,501	13,562

Retained earnings
Balance, beginning of year	13,970	9,914	7,259
Net earnings	5,626	4,553	3,005
Dividends declared on common stock	(494)	(497)	(350)
Dividends declared on preferred stock	(17)	—	—

Balance, end of year	19,085	13,970	9,914

Unearned compensation
Balance, beginning of year	(117)	(339)	(845)
Restricted stock units granted	—	—	(6)
Restricted stock units forfeited	—	11	48
Amortization of restricted stock units	117	211	464

Balance, end of year	—	(117)	(339)

Accumulated other comprehensive income/(loss)
Balance, beginning of year	11	6	(122)
Currency translation adjustment, net of tax	(27)	5	128
Minimum pension liability adjustment, net of tax	(11)	—	—
Net gains on cash flow hedges, net of tax	9	—	—
Net unrealized holdings gain, net of tax	18	—	—

Balance, end of year	—	11	6

Common stock held in treasury, at cost
Balance, beginning of year	(6,305)	(4,500)	(3,561)
Repurchased	(7,108)	(1,805)	(939)

Balance, end of year	(13,413)	(6,305)	(4,500)

Total shareholders’ equity	$28,002	$25,079	$21,632

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November
	2005	2004	2003
	(in millions)

Cash flows from operating activities
Net earnings	$5,626	$4,553	$3,005
Noncash items included in net earnings
Depreciation and amortization	689	720	826
Amortization of identifiable intangible assets	165	125	319
Deferred income taxes	(450)	1,040	93
Stock-based compensation	1,756	1,224	711
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(3,226)	(18,437)	(9,311)
Net receivables from brokers, dealers and clearing organizations	1,322	(776)	(1,797)
Net payables to customers and counterparties	2,953	36,669	7,826
Securities borrowed, net of securities loaned	(32,777)	(24,102)	(10,249)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	62,269	(12,912)	2,081
Financial instruments owned, at fair value	(66,899)	(52,366)	(30,264)
Financial instruments sold, but not yet purchased, at fair value	16,974	29,429	19,227
Other, net	(815)	1,442	794

Net cash used for operating activities	(12,413)	(33,391)	(16,739)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,421)	(829)	(856)
Proceeds from sales of property, leasehold improvements and equipment	639	—	—
Business acquisitions, net of cash acquired	(556)	(255)	(721)
Proceeds from sales of investments	274	—	—

Net cash used for investing activities	(1,064)	(1,084)	(1,577)

Cash flows from financing activities
Short-term borrowings, net	2,233	3,901	729
Issuance of long-term borrowings	43,177	39,283	28,238
Repayment of long-term borrowings, including the current portion of long-term borrowings	(22,340)	(10,198)	(7,471)
Derivative contracts with a financing element, net	1,060	548	231
Common stock repurchased	(7,108)	(1,805)	(939)
Dividends paid on common and preferred stock	(511)	(497)	(350)
Proceeds from issuance of preferred stock, net of issuance costs	1,719	—	—
Proceeds from issuance of common stock	1,143	521	143

Net cash provided by financing activities	19,373	31,753	20,581

Net increase/(decrease) in cash and cash equivalents	5,896	(2,722)	2,265

Cash and cash equivalents, beginning of year	4,365	7,087	4,822

Cash and cash equivalents, end of year	$10,261	$4,365	$7,087

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $17.49 billion, $8.55 billion and $7.21 billion for the years ended November 2005, November 2004 and November 2003, respectively.

Cash payments for income taxes, net of refunds, were $2.47 billion, $1.02 billion and $846 million for the years ended November 2005, November 2004 and November 2003, respectively.

Noncash activities:

The firm assumed $1.15 billion and $1.63 billion of debt in connection with business acquisitions for the years ended November 2005 and November 2004, respectively.

The value of common stock issued in connection with business acquisitions was $165 million for the year ended November 2003.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended November
	2005	2004	2003
	(in millions)

Net earnings	$5,626	$4,553	$3,005
Currency translation adjustment, net of tax	(27)	5	128
Minimum pension liability adjustment, net of tax	(11)	—	—
Net gains on cash flow hedges, net of tax	9	—	—
Net unrealized holding gains, net of tax	18	—	—

Comprehensive income	$5,615	$4,558	$3,133

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

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

The firm’s activities are divided into three segments:

•	Investment Banking. The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, governments and individuals.

•	Trading and Principal Investments. The firm facilitates client transactions with a diverse group of corporations, financial institutions, governments and individuals and takes proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on such products. In addition, the firm engages in specialist and market-making activities on equities and options exchanges and clears client transactions on major stock, options and futures exchanges worldwide. In connection with the firm’s merchant banking and other investing activities, the firm makes principal investments directly and through funds that the firm raises and manages.

•	Asset Management and Securities Services. The firm provides investment advisory and financial planning services and offers investment products across all major asset classes to a diverse group of institutions and individuals worldwide, and provides prime brokerage services, financing services and securities lending services to mutual funds, pension funds, hedge funds, foundations and high-net-worth individuals worldwide.

Note 2.	Significant Accounting Policies

     Basis of Presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended. ARB No. 51 states that the usual

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has a majority voting interest.

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46-R, “Consolidation of Variable Interest Entities,” the firm consolidates all VIEs of which it is the primary beneficiary.

The firm determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the firm performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to its variable interest holders, the firm utilizes the “top down” method. Under that method, the firm calculates its share of the VIE’s expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the firm’s position in the capital structure of the VIE, under various probability-weighted scenarios.

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, including whether a derivative is considered passive and the degree of discretion a servicer may exercise. In accordance with SFAS No. 140 and FIN No. 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and does not hold a majority of the economic interests in any fund. For funds established on or before June 29, 2005 in which the firm holds more than a minor interest and for funds established or modified after June 29, 2005, the firm has provided the third-party investors with rights to terminate the funds (see “— Recent Accounting Developments” below). These fund investments are included in “Financial instruments owned, at fair value” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unless otherwise stated herein, all references to November 2005, November 2004 and November 2003 refer to the firm’s fiscal years ended, or the dates, as the context requires, November 25, 2005, November 26, 2004 and November 28, 2003, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

     Revenue Recognition

Investment Banking. Underwriting revenues and fees from mergers and acquisitions and other financial advisory assignments are recognized in the consolidated statements of earnings when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Underwriting revenues are presented net of related expenses. Expenses associated with financial advisory transactions are recorded as non-compensation expenses, net of client reimbursements.

Financial Instruments. “Total financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reflected in the consolidated statements of financial condition on a trade-date basis and consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the consolidated statements of earnings. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

In determining fair value, the firm separates its financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments.

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

Certain cash trading instruments trade infrequently and have little or no price transparency. Such instruments may include certain high-yield debt, corporate bank loans, mortgage whole loans and distressed debt. The firm values these instruments initially at cost and generally does not adjust valuations unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios or changes in the credit ratings of the underlying companies). Where there is evidence supporting a change in the value, the firm uses valuation methodologies such as the present value of known or estimated cash flows.

Cash trading instruments owned by the firm (long positions) are marked to bid prices and instruments sold but not yet purchased (short positions) are marked to offer prices. If liquidating a position is expected to affect its prevailing market price, the valuation is adjusted generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine this adjustment.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determined from quoted market prices. OTC derivatives are valued using valuation models. The firm uses a variety of valuation models including the present value of known or estimated cash flows and option-pricing models. The valuation models used to derive the fair values of the firm’s OTC derivatives require inputs including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. The selection of a model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Where possible, the firm verifies the values produced by its pricing models to market transactions. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model selection does not involve significant judgment because market prices are readily available. For OTC derivatives that trade in less liquid markets, model selection requires more judgment because such instruments tend to be more complex and pricing information is less available in these markets. Price transparency is inherently more limited for more complex structures because they often combine one or more product types, requiring additional inputs such as correlations and volatilities. As markets continue to develop and more pricing information becomes available, the firm continues to review and refine the models it uses.

At the inception of an OTC derivative contract (day one), the firm values the contract at the model value if the firm can verify all of the significant model inputs to observable market data and verify the model to market transactions. When appropriate, valuations are adjusted to reflect various factors such as liquidity, bid/offer spreads and credit considerations. These adjustments are generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine these adjustments.

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

Following day one, the firm adjusts the inputs to its valuation models only to the extent that changes in these inputs can be verified by similar market transactions, third-party pricing services and/or broker quotes, or can be derived from other substantive evidence such as empirical market data. In circumstances where the firm cannot verify the model to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

•	Principal Investments. In valuing corporate and real estate principal investments, the firm’s portfolio is separated into investments in private companies, investments in public companies (excluding the firm’s investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG)) and the firm’s investment in SMFG.

The firm’s private principal investments, by their nature, have little or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if it is determined that the expected realizable value of the investment is less than the carrying value. In reaching that determination, many factors are considered including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

The firm’s public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices discounted based on predetermined written policies for nontransferability and illiquidity.

The firm’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and the downside protection on the conversion strike price. The firm’s investment in the convertible preferred stock of SMFG is generally nontransferable, but is freely convertible into SMFG common stock. Restrictions on the firm’s ability to hedge or sell one-third of the common stock underlying its investment in SMFG lapsed in February 2005. As of November 2005, the firm was fully hedged with respect to these unrestricted shares. Under the firm’s initial agreement with SMFG, restrictions on the firm’s ability to hedge or sell the remaining shares of common stock underlying its investment in SMFG lapse in equal installments on February 7, 2006 and February 7, 2007. In connection with a public offering by SMFG of its common stock, the firm has separately agreed with SMFG that the restrictions that were to lapse on February 7, 2006 will instead lapse on March 9, 2006. Effective February 1, 2006, the conversion price of the firm’s SMFG preferred stock into shares of SMFG common stock is ¥320,900. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,800).

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

Collateralized Financing Arrangements. Collateralized financing arrangements consist of repurchase agreements and securities borrowed and loaned. Interest income or expense on repurchase agreements and securities borrowed and loaned is recognized in net revenues over the life of the transaction.

•	Resale and Repurchase Agreements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade foreign sovereign obligations, represent short-term collateralized financing transactions and are carried in the consolidated statements of financial condition at their contractual amounts plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied. The firm receives securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. These transactions are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed,

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate.

Power Generation. Power generation revenues associated with the firm’s consolidated power generation facilities are included in “Trading and principal investments” in the consolidated statements of earnings when power is delivered. “Cost of power generation” in the consolidated statement of earnings includes all of the direct costs of these facilities (e.g., fuel, operations and maintenance), as well as the depreciation and amortization associated with the facility and related contractual assets.

The following table sets forth the power generation revenues and costs directly associated with the firm’s consolidated power generation facilities:

	Year Ended November
	2005	2004	2003 (2)
	(in millions)

Revenues (1)	$496	$488	$15
Cost of power generation	456	401	11

(1)	Excludes revenues from nonconsolidated power generation facilities, accounted for in accordance with the equity method of accounting, as well as revenues associated with the firm’s power trading activities.

(2)	The firm acquired its first consolidated power generation facility in October 2003.

Commissions. Commission revenues from executing and clearing client transactions on stock, options and futures markets worldwide are recognized in “Trading and principal investments” in the consolidated statements of earnings on a trade date basis.

Merchant Banking Overrides. The firm is entitled to receive merchant banking overrides (i.e., an increased share of a fund’s income and gains) when the return on the funds’ investments exceeds certain threshold returns. Overrides are based on investment performance over the life of each merchant banking fund, and future investment underperformance may require amounts of override previously distributed to the firm to be returned to the funds. Accordingly, overrides are recognized in the consolidated statements of earnings only when all material contingencies have been resolved. Overrides are included in “Trading and principal investments” in the consolidated statements of earnings.

Asset Management. Management fees are recognized over the period that the related service is provided based upon average net asset values. In certain circumstances, the firm is also entitled to receive asset management incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are subject to adjustment prior to the end of the measurement period. Accordingly, incentive fees are recognized in the consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in “Asset management and securities services” in the consolidated statements of earnings.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If the firm were to recognize compensation expense over the relevant service period under the fair value method of SFAS No. 123 with respect to stock options granted for the year ended November 29, 2002 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and earnings per common share (EPS) as set forth below:

		Year Ended November
		2005	2004	2003
		(in millions, except per share amounts)

Net earnings applicable to common shareholders, as reported		$5,609	$4,553	$3,005
Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	1,133	790	458
Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under the fair value method for all awards	(1,178)	(947)	(782)

Pro forma net earnings applicable to common shareholders		$5,564	$4,396	$2,681

EPS, as reported
Basic		$11.73	$9.30	$6.15
Diluted		11.21	8.92	5.87
Pro forma EPS
Basic		$11.64	$8.98	$5.49
Diluted		11.12	8.61	5.24

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

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists, above-market power contracts and specialist rights, are amortized over their estimated useful lives. Identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leasehold improvements for which the useful life of the improvement is shorter than the term of the lease are amortized under the accelerated cost recovery method if placed in service prior to December 1, 2001. All other leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are amortized on a straight-line basis over the useful life of the software.

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

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange for the fiscal year. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, on the consolidated statements of comprehensive income. The firm seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the consolidated statements of comprehensive income. For foreign currency-denominated debt, hedge effectiveness is assessed based on changes in spot rates. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the consolidated statements of earnings.

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

Recent Accounting Developments

In December 2004, the FASB issued a revision to SFAS No. 123, SFAS No. 123-R, “Share-Based Payment.” SFAS No. 123-R establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Two key differences between SFAS No. 123 and SFAS No. 123-R relate to attribution of compensation costs to reporting periods and accounting for award forfeitures. SFAS No. 123-R generally requires the immediate expensing of equity-based awards granted to retirement-eligible employees. However, awards granted subject to a substantive non-compete agreement are generally expensed over the non-compete period. SFAS No. 123-R also requires expected forfeitures to be included in determining stock-based employee compensation expense (see “— Stock-Based Compensation” above for a discussion of how the firm currently accounts for equity-based awards granted to retirement-eligible employees and forfeitures). The firm will adopt SFAS No. 123-R in the first quarter of fiscal 2006. Management is currently evaluating the effect of adoption of SFAS No. 123-R on the firm’s results of operations with respect to awards granted to retirement-eligible employees that are subject to a non-compete agreement.

The following table sets forth the pro forma net earnings that would have been reported for each year if equity-based awards granted to retirement-eligible employees had been expensed over the non-compete period and if expected forfeitures had been accrued as required by SFAS No. 123-R:

		Year Ended November
		2005	2004	2003
		(in millions)

Net earnings applicable to common shareholders, as reported		$5,609	$4,553	$3,005

Add:	Stock-based employee compensation expense, net of related tax effects, included in reported net earnings	1,133	790	458

Deduct:	Stock-based employee compensation expense, net of related tax effects, determined under SFAS No. 123-R	(1,106)	(802)	(503)

Pro forma net earnings applicable to common shareholders		$5,636	$4,541	$2,960

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. The firm, as the general partner of numerous merchant banking and asset management partnerships, is required to adopt the provisions of EITF 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of fiscal 2007 for partnerships formed on or before June 29, 2005 that have not been modified. The firm generally expects to provide limited partners in these funds with rights to remove the firm or rights to terminate the partnerships and, therefore, does not expect that EITF 04-5 will have a material effect on the firm’s financial condition, results of operations or cash flows.

Note 3.	Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value:

	As of November
	2005				2004
	Assets		Liabilities		Assets		Liabilities
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$14,609	(1)	$—		$7,386	(1)	$—
U.S. government, federal agency and sovereign obligations	68,688		51,458		46,777		40,866
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	31,459		223		18,346		671
Investment-grade corporate bonds	12,415		4,232		11,783		5,163
Bank loans	13,843		288		8,900		428
High-yield securities	8,822		2,072		6,057		1,725
Preferred stock	7,315		71		4,792		109
Other	877		278		885		248

	74,731		7,164		50,763		8,344
Equities and convertible debentures	56,656		32,565		42,263		18,766
State, municipal and provincial obligations	2,524		—		1,308		—
Derivative contracts	58,532	(2)	57,829	(3)	62,495	(2)	64,001	(3)
Physical commodities	1,286		55		812		120

Total	$277,026		$149,071		$211,804		$132,097

(1)	Includes $6.12 billion and $5.84 billion, as of November 2005 and November 2004, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program.

(2)	Net of cash received pursuant to credit support agreements of $22.61 billion and $18.65 billion as of November 2005 and November 2004, respectively.

(3)	Net of cash paid pursuant to credit support agreements of $16.10 billion and $5.45 billion as of November 2005 and November 2004, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Concentrations

Credit concentrations may arise from trading, underwriting and securities borrowing activities and may be impacted by changes in economic, industry or political factors. As of November 2005 and November 2004, the firm held U.S. government and federal agency obligations that represented 7% and 5% of the firm’s total assets, respectively. In addition, most of the firm’s securities purchased under agreements to resell are collateralized by U.S. government, federal agency and other sovereign obligations. As of November 2005 and November 2004, the firm did not have credit exposure to any other counterparty that exceeded 5% of the firm’s total assets.

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

Substantially all of the firm’s derivative transactions are entered into for trading purposes, to facilitate client transactions, to take proprietary positions or as a means of risk management. Risk exposures are managed through diversification, by controlling position sizes and by establishing hedges in related securities or derivatives. For example, the firm may hedge a portfolio of common stock by taking an offsetting position in a related equity-index futures contract. Gains and losses on derivatives used for trading purposes are generally included in “Trading and principal investments” in the consolidated statements of earnings.

In addition to derivative transactions entered into for trading purposes, the firm enters into derivative contracts to hedge its net investment in non-U.S. operations (see Note 2 for further information regarding the firm’s policy on foreign currency translation) and to manage the interest rate and currency exposure on its long-term borrowings and certain short-term borrowings. To manage exposure on its borrowings, the firm uses derivatives to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. The firm applies fair value hedge accounting to derivative contracts that hedge the benchmark interest rate (i.e., London Interbank Offered Rate (LIBOR)) on its fixed rate long-term borrowings. The firm also applies cash flow hedge accounting to derivative contracts that hedge changes in interest rates associated with floating rate long-term borrowings related to its power generation facilities.

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

	As of November
	2005		2004
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$13,921	$15,345	$13,137	$14,578
Swap agreements	25,865	22,001	34,727	30,836
Option contracts	18,746	20,483	14,631	18,587

Total	$58,532	$57,829	$62,495	$64,001

Securitization Activities

The firm securitizes commercial and residential mortgages, home equity and auto loans, government and corporate bonds and other types of financial assets. The firm acts as underwriter of the beneficial interests that are sold to investors. The firm derecognizes financial assets transferred in securitizations provided it has relinquished control over such assets. Transferred assets are accounted for at fair value prior to securitization. Net revenues related to these underwriting activities are recognized in connection with the sales of the underlying beneficial interests to investors.

The firm may retain interests in securitized financial assets. Retained interests are accounted for at fair value and included in “Total financial instruments owned, at fair value” in the consolidated statements of financial condition.

During the years ended November 2005 and November 2004, the firm securitized $92.00 billion and $62.93 billion, respectively, of financial assets, including $65.18 billion and $47.46 billion, respectively, of residential mortgage-backed securities. Cash flows received on retained interests were approximately $908 million and $984 million for the years ended November 2005 and November 2004, respectively.

As of November 2005 and November 2004, the firm held $6.07 billion and $4.33 billion of retained interests, respectively, including $5.62 billion and $4.11 billion, respectively, held in QSPEs. The fair value of retained interests valued using quoted market prices in active markets was $1.34 billion and $949 million as of November 2005 and November 2004, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted average key economic assumptions used in measuring retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of November 2005		As of November 2004
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	Corporate Debt	Mortgage-	Corporate Debt
	Backed	and Other (3)	Backed	and Other (3)
	($ in millions)

Fair value of retained interests	$2,928	$1,799	$1,798	$1,578
Weighted average life (years)	5.7	5.1	4.2	3.7

Annual constant prepayment rate	18.6%	N/A	21.5%	N/A
Impact of 10% adverse change	$(44)	$—	$(6)	$—
Impact of 20% adverse change	(73)	—	(10)	—

Annual credit losses (1)	5.0%	2.5%	4.0%	4.1%
Impact of 10% adverse change (2)	$(25)	$(4)	$(10)	$(1)
Impact of 20% adverse change (2)	(48)	(9)	(14)	(2)

Annual discount rate	7.4%	6.5%	8.5%	4.9%
Impact of 10% adverse change	$(70)	$(13)	$(39)	$(24)
Impact of 20% adverse change	(136)	(29)	(75)	(48)

(1)	Annual percentage credit loss is based only on positions in which expected credit loss is a key assumption in the determination of fair values.

(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over- collateralization and subordination provisions.

(3)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests approximated $5 billion as of both November 2005 and November 2004.

In connection with the issuance of asset-repackaged notes to investors, the firm had derivative receivables from QSPEs, to which the firm has transferred assets, with a fair value of $108 million and $126 million as of November 2005 and November 2004, respectively. These receivables are collateralized by a first-priority interest in the assets held by each QSPE.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable Interest Entities (VIEs)

The firm, in the ordinary course of its business, retains interests in VIEs in connection with its securitization activities. The firm also purchases and sells variable interests in VIEs, which primarily issue mortgage-backed and other asset-backed securities and collateralized debt obligations (CDOs), in connection with its market-making activities and makes investments in and loans to VIEs that hold performing and nonperforming debt, equity, real estate, power-related and other assets. In addition, the firm utilizes VIEs to provide investors with credit-linked and asset-repackaged notes designed to meet their objectives.

VIEs generally purchase assets by issuing debt and equity instruments. In certain instances, the firm provides guarantees to VIEs or holders of variable interests in VIEs. In such cases, the maximum exposure to loss included in the tables set forth below is the notional amount of such guarantees. Such amounts do not represent anticipated losses in connection with these guarantees.

The firm’s variable interests in VIEs include senior and subordinated debt; limited and general partnership interests; preferred and common stock; interest rate, foreign currency, equity, commodity and credit derivatives; guarantees; and residual interests in mortgage-backed and asset-backed securitization vehicles and CDOs. The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities.

The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs where the firm does not hold a majority voting interest:

	As of November
	2005	2004
	(in millions)

Consolidated VIE assets (1)	$4,143	$5,197
Maximum exposure to loss	1,481	782

(1)	Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth total assets in nonconsolidated VIEs in which the firm holds significant variable interests and the firm’s maximum exposure to loss associated with these interests:

	As of November 2005
		Maximum Exposure to Loss in Nonconsolidated VIEs
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)

Collateralized debt obligations	$19,437	$780	$—	$2,074	$—	$2,854
Asset repackagings and credit- linked notes	3,189	—	—	1,995	—	1,995
Power-related	6,667	2	95	—	1,070	1,167
Investments in loans and real estate	14,232	—	11	—	1,082	1,093
Mortgage-backed and other asset- backed	6,378	208	248	52	426	934

Total	$49,903	$990	$354	$4,121	$2,578	$8,043

	As of November 2004
		Maximum Exposure to Loss in Nonconsolidated VIEs
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)

Collateralized debt obligations	$5,989	$139	$—	$268	$180	$587
Asset repackagings and credit- linked notes	204	—	—	73	—	73
Power-related	5,340	—	52	—	571	623
Investments in loans and real estate	9,853	—	—	—	1,195	1,195
Mortgage-backed and other asset- backed	7,308	30	277	38	711	1,056

Total	$28,694	$169	$329	$379	$2,657	$3,534

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

The firm obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, derivative transactions, customer margin loans and other secured borrowing activities to finance inventory positions, to meet customer needs and to satisfy settlement requirements. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, to enter into securities lending or derivative transactions, or to cover short positions. As of November 2005 and November 2004, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $629.94 billion and $511.98 billion, respectively, of which the firm sold or repledged $550.33 billion and $451.79 billion, respectively.

The firm also pledges securities it owns. Counterparties may or may not have the right to sell or repledge the securities. Securities owned and pledged to counterparties that have the right to sell or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the consolidated statements of financial condition and were $38.98 billion and $27.92 billion as of November 2005 and November 2004, respectively. Securities owned and pledged in connection with repurchase and securities lending agreements to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the consolidated statements of financial condition and were $93.90 billion and $46.86 billion as of November 2005 and November 2004, respectively.

In addition to repurchase and securities lending agreements, the firm also pledges securities and other assets it owns to counterparties that do not have the right to sell or repledge, in order to collateralize secured short-term and long-term borrowings. In connection with these transactions, the firm pledged assets of $27.84 billion and $22.81 billion as collateral as of November 2005 and November 2004, respectively. See Note 4 and Note 5 for further information regarding the firm’s secured short-term and long-term borrowings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.	Short-Term Borrowings

The firm obtains secured and unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and bank loans. As of November 2005 and November 2004, secured short-term borrowings were $7.97 billion and $8.56 billion, respectively. Unsecured short-term borrowings were $47.25 billion and $46.40 billion as of November 2005 and November 2004, respectively. Short-term borrowings also include the portion of long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

Short-term borrowings are set forth below:

	As of November
	2005	2004
	(in millions)

Promissory notes	$17,339	$19,513
Commercial paper	5,154	4,355
Bank loans and other	15,975	13,474
Current portion of long-term borrowings	16,751	17,617

Total (1)	$55,219	$54,959

(1)	As of November 2005 and November 2004, the weighted average interest rates for short-term borrowings, including commercial paper, were 3.98% and 2.73%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 3.86% and 2.30% as of November 2005 and November 2004, respectively.

Note 5.	Long-Term Borrowings

The firm obtains secured and unsecured long-term borrowings, which consist principally of senior borrowings with maturities extending to 2035. As of November 2005 and November 2004, secured long-term borrowings were $15.67 billion and $12.09 billion, respectively. Unsecured long-term borrowings were $84.34 billion and $68.61 billion as of November 2005 and November 2004, respectively.

Long-term borrowings are set forth below:

	As of November
	2005	2004
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$35,530	$32,078
Non-U.S. dollar	16,224	12,553
Floating rate obligations (2)
U.S. dollar	31,952	26,033
Non-U.S. dollar	16,301	10,032

Total	$100,007	$80,696

(1)	As of November 2005 and November 2004, interest rates on U.S. dollar fixed rate obligations ranged from 3.72% to 12.00% and from 2.85% to 12.00%, respectively. As of November 2005 and November 2004, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.65% to 8.88% and from 0.70% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term borrowings include nonrecourse debt issued by the following subsidiaries, as set forth in the table below. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay.

	As of November
	2005	2004
	(in millions)

William Street Funding Corporation	$5,107	$5,144
Variable interest entities	5,568	4,546
Other subsidiaries (1)	2,951	2,364

Total	$13,626	$12,054

(1)	Includes $1.33 billion and $978 million of nonrecourse debt related to the firm’s consolidated power generation facilities as of November 2005 and November 2004, respectively.

Long-term borrowings by fiscal maturity date are set forth below:

	As of November
	2005 (1)(2)			2004 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2006	$—	$—	$—	$10,691	$2,616	$13,307
2007	13,662	861	14,523	7,116	948	8,064
2008	6,218	2,872	9,090	4,626	3,179	7,805
2009	9,241	3,094	12,335	9,061	4,116	13,177
2010	6,411	7,698	14,109	2,515	2,918	5,433
2011-thereafter	31,950	18,000	49,950	24,102	8,808	32,910

Total	$67,482	$32,525	$100,007	$58,111	$22,585	$80,696

(1)	Long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as short-term borrowings in the consolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of the firm are reflected at their contractual maturity dates. Certain long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, equity-linked and indexed contracts, to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the aggregate carrying value of these long-term borrowings and related hedges approximates fair value.

The effective weighted average interest rates for long-term borrowings, after hedging activities, are set forth below:

	As of November
	2005		2004
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$3,468	5.48%	$2,383	6.56%
Floating rate obligations	96,539	4.31	78,313	2.48

Total	$100,007	4.35	$80,696	2.60

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferrable Interest Junior Subordinated Debentures

In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the firm for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from Group Inc. and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of November 2005, the firm held all of the common beneficial interests.

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

Commitments

Forward Secured Financings. The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $49.93 billion and $48.32 billion as of November 2005 and November 2004, respectively.

Commitments to Extend Credit. In connection with its lending activities, the firm had outstanding commitments of $61.12 billion and $27.72 billion as of November 2005 and November 2004, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the firm’s commitments to extend credit at November 2005 and November 2004.

Commitments to Extend Credit
 (in millions)

	Year Ended November
	2005	2004

William Street program	$14,505	$9,400
Other commercial lending commitments
Investment-grade	17,592	4,984
Non-investment-grade	18,536	7,334
Warehouse financing	10,489	5,998

Total commitments to extend credit	$61,122	$27,716

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the William Street credit extension program are issued by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, and also by other subsidiaries of Group Inc. William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, was formed to raise funding to support the William Street credit extension program. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to these commitments, the firm has credit loss protection provided to it by SMFG, which is generally limited to 95% of the first loss the firm realizes on approved loan commitments, subject to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments, subject to a maximum of $1.13 billion. The firm also uses other financial instruments to hedge certain William Street commitments not covered by SMFG.

•	Other commercial lending commitments. In addition to the commitments issued under the William Street credit extension program, the firm extends other credit commitments, primarily in connection with contingent acquisition financing and other types of corporate lending. As part of its ongoing credit origination activities, the firm may reduce its credit risk on commitments by syndicating all or substantial portions to other investors. Additionally, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.

•	Warehouse financing. The firm’s commitments to extend credit also include mortgage and other forms of warehouse financing. These financings are expected to be repaid from the proceeds of related securitizations for which the firm may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of mortgage-backed and other asset-backed securities, residential and commercial mortgages and corporate debt instruments.

Letters of Credit. The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $9.23 billion and $11.15 billion as of November 2005 and November 2004, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Merchant Banking Commitments. The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $3.54 billion and $1.04 billion in corporate and real estate investment funds as of November 2005 and November 2004, respectively.

Construction-Related Commitments. During the third fiscal quarter of 2005, the firm announced plans for a new world headquarters in New York City, with initial occupancy scheduled for 2009, at an expected cost of $2.3 billion to $2.5 billion. The firm will partially finance the project with tax-exempt Liberty Bonds. As of November 2005, the firm borrowed approximately $1.4 billion through the issuance of Liberty Bonds and may borrow up to an additional $250 million through the issuance of additional Liberty Bonds before 2010. As of November 2005, the firm had outstanding construction-related commitments of $47 million in connection with this project. Included in the firm’s future minimum rental payments under noncancelable lease agreements (included below) is $309 million related to a 64-year ground lease for the land on which the firm’s world headquarters will be constructed, of which $161 million is a lump-sum payment due by June 2007.

In addition, the firm had other construction-related commitments of $98 million and $107 million as of November 2005 and November 2004, respectively.

Other. In August 2005, the firm entered into an agreement to acquire the variable annuity and variable life insurance business of The Hanover Insurance Group, Inc. (formerly Allmerica Financial Corporation), including its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company. The transaction closed on December 30, 2005 at a purchase price of approximately $271 million upfront and an estimated $34 million over three years, subject to final adjustments.

The firm had other purchase commitments of $773 million and $242 million as of November 2005 and November 2004, respectively.

Leases. The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, and rent charged to operating expense for the last three years are set forth below:

(in millions)

Minimum rental payments
2006	$399
2007	537
2008	338
2009	340
2010	254
2011-thereafter	2,134

Total	$4,002

Net rent expense
2003	$360
2004	356
2005	359

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingencies

The firm is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm’s financial condition, but may be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. Given the inherent difficulty of predicting the outcome of the firm’s litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, the firm cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

Guarantees

The firm enters into various derivative contracts that meet the definition of a guarantee under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such derivative contracts include credit default swaps, written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. FIN No. 45 does not require disclosures about derivative contracts if such contracts may be cash settled and the firm has no basis to conclude it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank end users and certain other users. Accordingly, the firm has not included such contracts in the tables below.

The firm, in its capacity as an agency lender, indemnifies most of its securities lending customers against losses incurred in the event that borrowers do not return securities and the collateral held is insufficient to cover the market value of the securities borrowed. In connection with certain asset sales and securitization transactions, the firm guarantees the collection of contractual cash flows. In connection with its merchant banking activities, the firm may issue loan guarantees to secure financing. In addition, the firm provides letters of credit and other guarantees, on a limited basis, to enable clients to enhance their credit standing and complete transactions.

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

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of November 2005 and November 2004:

	As of November 2005
		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying		2007-	2009-	2011-
	Value	2006	2008	2010	Thereafter	Total
		(in millions)

Derivatives (1)	$8,217	$356,131	$244,163	$259,332	$289,459	$1,149,085
Securities lending indemnifications (2)	—	16,324	—	—	—	16,324
Guarantees of trust preferred beneficial interest (3)	—	174	349	349	6,851	7,723
Guarantee of the collection of contractual cash flows	—	147	2	95	20	264
Merchant banking fund-related commitments	—	15	23	6	56	100
Letters of credit and other guarantees	4	354	119	129	101	703

	As of November 2004
		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying		2006-	2008-	2010-
	Value	2005	2007	2009	Thereafter	Total
		(in millions)

Derivatives (1)	$6,752	$269,246	$96,829	$175,910	$349,789	$891,774
Securities lending indemnifications (2)	—	14,737	—	—	—	14,737
Guarantees of trust preferred beneficial interest (3)	—	174	349	349	7,025	7,897
Guarantee of the collection of contractual cash flows	16	47	162	57	20	286
Merchant banking fund-related commitments	—	19	41	—	5	65
Letters of credit and other guarantees	44	93	123	9	80	305

(1)	The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held by the lenders in connection with securities lending indemnifications was $16.89 billion and $15.28 billion as of November 2005 and November 2004, respectively.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust. (See Note 5 for further information regarding the Trust.)

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of November 2005 and November 2004.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of November 2005 and November 2004.

Note 7.	Shareholders’ Equity

Dividends declared per common share were $1.00 in fiscal 2005, $1.00 in fiscal 2004 and $0.74 in fiscal 2003. On December 14, 2005, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.25 per share to be paid on February 23, 2006 to common shareholders of record on January 24, 2006.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2005, the firm issued 70,000 shares of preferred stock in three series as set forth in the following table:

Preferred Stock by Series

			Shares	Shares	Earliest	Redemption Value
Series	Description	Date Issued	Issued	Authorized	Redemption Date	(in millions)

A	Perpetual Floating Rate	April 25, 2005	30,000	50,000	April 25, 2010	$750
	Non-Cumulative

B	Perpetual 6.20%	October 31, 2005	32,000	50,000	October 31, 2010	800
	Non-Cumulative

C	Perpetual Floating Rate	October 31, 2005	8,000	25,000	October 31, 2010	200
	Non-Cumulative

			70,000	125,000		$1,750

Each share of preferred stock has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option at a redemption price equal to $25,000 plus declared and unpaid dividends. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. All preferred stock also has a preference over the firm’s common stock upon liquidation.

Dividends declared per share of Series A preferred stock were $578.72 in fiscal 2005. On December 14, 2005, the Board declared a dividend per preferred share of $323.28, $430.56 and $353.68 for Series A, Series B and Series C preferred stock, respectively, to be paid on February 10, 2006 to preferred shareholders of record on January 26, 2006.

During fiscal 2005, the firm repurchased 63.7 million shares of its common stock at a total cost of $7.11 billion, and during fiscal 2004, the firm repurchased 18.7 million shares of its common stock at a total cost of $1.81 billion. The average price paid per share for repurchased shares was $111.57 and $96.29 for the years ended November 2005 and November 2004, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, the firm cancelled 1.6 million restricted stock units at a total cost of $163 million in fiscal 2005, and it cancelled 9.1 million restricted stock units at a total cost of $870 million in fiscal 2004.

The following table sets forth the firm’s accumulated other comprehensive income by type:

	As of
	November
	2005	2004
	(in millions)

Currency translation adjustment, net of tax	$(16)	$11
Minimum pension liability adjustment, net of tax	(11)	—
Net gains on cash flow hedges, net of tax	9	—
Net unrealized holding gains, net of tax (1)	18	—

Total accumulated other comprehensive income, net of tax	$—	$11

(1)	Consists of net unrealized gains on available-for-sale securities held by investments accounted for under the equity method.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Year Ended November
	2005	2004	2003
	(in millions, except per
	share amounts)

Numerator for basic and diluted EPS — earnings applicable to common shareholders	$5,609	$4,553	$3,005

Denominator for basic EPS — weighted average number of common shares	478.1	489.5	488.4
Effect of dilutive securities
Restricted stock units	9.9	9.6	16.0
Stock options	12.2	11.4	7.5

Dilutive potential common shares	22.1	21.0	23.5

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	500.2	510.5	511.9

Basic EPS	$11.73	$9.30	$6.15
Diluted EPS	11.21	8.92	5.87

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Year Ended November
	2005	2004	2003
	(in millions)

Number of antidilutive options, end of period	1	1	27

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

As of November 2005 and November 2004, goodwill of $3.15 billion and $3.18 billion, respectively, was included in “Other assets” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of November
		2005	2004
		(in millions)

Customer lists (1)	Gross carrying amount	$1,021	$1,021
	Accumulated amortization	(244)	(193)

	Net carrying amount	$777	$828

New York Stock Exchange (NYSE) specialist rights	Gross carrying amount	$714	$714
	Accumulated amortization	(134)	(107)

	Net carrying amount	$580	$607

Power contracts (2)	Gross carrying amount	$497	$—
	Accumulated amortization	(16)	—

	Net carrying amount	$481	$—

Exchange-traded fund (ETF) and option specialist rights	Gross carrying amount	$138	$145
	Accumulated amortization	(27)	(24)

	Net carrying amount	$111	$121

Other (3)	Gross carrying amount	$312	$298
	Accumulated amortization	(206)	(165)

	Net carrying amount	$106	$133

Total	Gross carrying amount	$2,682	$2,178
	Accumulated amortization	(627)	(489)

	Net carrying amount	$2,055	$1,689

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK LLC (SLK) and financial counseling customer lists related to The Ayco Company, L.P.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix Energy, Inc. and National Energy & Gas Transmission Co. (NEGT). The firm closed on its acquisition of NEGT and recorded purchase price allocation adjustments for NEGT and Cogentrix Energy, Inc. in fiscal 2005. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of the firm’s secured short-term and long-term borrowings. The weighted average remaining life of these power contracts is approximately 15 years.

(3)	Primarily includes technology-related assets related to SLK.

Identifiable intangible assets are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 16 years. There were no identifiable intangible assets that were considered to be indefinite-lived and, therefore, not subject to amortization.

Amortization expense associated with identifiable intangible assets was $165 million for the fiscal year ended November 2005, including amortization associated with the firm’s consolidated power generation facilities reported within “Cost of power generation” in the consolidated statements of earnings. Amortization expense associated with identifiable intangible assets was $125 million and $319 million (including $188 million of impairment charges) for the fiscal years ended November 2004 and November 2003, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated future amortization expense for existing identifiable intangible assets is set forth below:

(in millions)

2006	$173
2007	158
2008	130
2009	129
2010	129

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of November
	2005	2004
	(in millions)

Goodwill and identifiable intangible assets (1)	$5,203	$4,871
Property, leasehold improvements and equipment (2)	5,097	4,083
Equity-method investments and joint ventures	2,965	2,447
Income tax-related assets	1,304	777
Miscellaneous receivables and other	2,743	2,965

Total	$17,312	$15,143

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(2)	Net of accumulated depreciation and amortization of $4.62 billion and $4.23 billion for November 2005 and November 2004, respectively.

Other Liabilities

Other liabilities and accrued expenses primarily includes compensation and benefits, minority interest in certain consolidated entities, litigation liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of November
	2005	2004
	(in millions)

Compensation and benefits	$6,598	$5,571
Minority interest	3,164	1,809
Accrued expenses and other payables	4,068	2,980

Total	$13,830	$10,360

Note 11.	Employee Benefit Plans

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Pension Plans and Postretirement Plans

The firm maintains a defined benefit pension plan for substantially all U.S. employees hired prior to November 1, 2003. As of November 2004, this plan has been closed to new participants and no further benefits will be accrued to existing participants. Employees of certain non-U.S. subsidiaries participate in various local defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. In addition, the firm has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and their dependents covered under the U.S. benefits program.

The following table provides a summary of the changes in the plans’ benefit obligations and the fair value of assets for November 2005 and November 2004 and a statement of the funded status of the plans as of November 2005 and November 2004:

	As of or for the Year Ended November
	2005			2004
	U.S.	Non-U.S.	Post-	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement	Pension	Pension	retirement
	(in millions)

Benefit obligation
Balance, beginning of year	$355	$474	$215	$294	$335	$196
Service cost	—	44	23	10	44	9
Interest cost	19	20	13	18	16	12
Plan amendments	—	—	—	—	(2)	—
Actuarial loss	25	65	32	37	58	4
Benefits paid	(6)	(67)	(6)	(4)	(14)	(6)
Effect of foreign exchange rates	—	(50)	—	—	37	—

Balance, end of year	$393	$486	$277	$355	$474	$215

Fair value of plan assets
Balance, beginning of year	$318	$382	$—	$277	$304	$—
Actual return on plan assets	32	64	—	25	26	—
Firm contributions	10	30	6	20	34	6
Employee contributions	—	1	—	—	—	—
Benefits paid	(6)	(43)	(6)	(4)	(14)	(6)
Effect of foreign exchange rates	—	(42)	—	—	32	—

Balance, end of year	$354	$392	$—	$318	$382	$—

Prepaid/(accrued) benefit cost
Funded status	$(39)	$(94)	$(277)	$(37)	$(92)	$(215)
Unrecognized loss	129	143	88	108	152	58
Unrecognized transition (asset)/obligation	(20)	5	1	(22)	6	1
Unrecognized prior service cost	—	4	12	—	3	14
Adjustment to recognize additional minimum liability	(18)	(1)	—	—	(1)	—

Prepaid/(accrued) benefit cost	$52	$57	$(176)	$49	$68	$(142)

The accumulated benefit obligation for all defined benefit pension plans was $795 million and $742 million as of November 2005 and November 2004, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For plans in which the accumulated benefit obligation exceeded plan assets, the aggregate projected benefit obligation and accumulated benefit obligation was $135 million and $126 million, respectively, as of November 2005, and $184 million and $154 million, respectively, as of November 2004. The fair value of plan assets for each of these plans was $64 million and $104 million as of November 2005 and November 2004, respectively.

The components of pension (income)/expense and postretirement expense are set forth below:

	Year Ended November
	2005	2004	2003
	(in millions)

U.S. pension
Service cost	$—	$10	$8
Interest cost	19	18	13
Expected return on plan assets	(27)	(23)	(16)
Net amortization	6	5	5

Total	$(2)	$10	$10

Non-U.S. pension
Service cost	$44	$44	$41
Interest cost	20	16	12
Expected return on plan assets	(23)	(20)	(15)
Net amortization	12	8	8
Other (1)	(17)	—	—

Total	$36	$48	$46

Postretirement
Service cost	$23	$9	$8
Interest cost	13	12	12
Net amortization	4	11	11

Total	$40	$32	$31

(1)	Represents a benefit as a result of the termination of a Japanese pension plan.

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

	Year Ended November
	2005	2004	2003

Defined benefit pension plans
U.S. pension — projected benefit obligation
Discount rate	5.25%	5.50%	6.00%
Rate of increase in future compensation levels	N/A	N/A	5.00
U.S. pension — net periodic benefit cost
Discount rate	5.50	6.00	6.59
Rate of increase in future compensation levels	N/A	5.00	5.00
Expected long-term rate of return on plan assets	7.50	8.50	8.50
Non-U.S. pension — projected benefit obligation
Discount rate	4.81	4.63	4.76
Rate of increase in future compensation levels	4.75	4.49	4.37
Non-U.S. pension — net periodic benefit cost
Discount rate	4.63	4.76	4.78
Rate of increase in future compensation levels	4.49	4.37	4.14
Expected long-term rate of return on plan assets	6.35	6.25	5.86

Postretirement plans — benefit obligation
Discount rate	5.25%	5.50%	6.00%
Rate of increase in future compensation levels	5.00	5.00	5.00
Postretirement plans — net periodic benefit cost
Discount rate	5.50	6.00	6.75
Rate of increase in future compensation levels	5.00	5.00	5.00

Generally, the firm determined the discount rates for its defined benefit plans by referencing indices for long-term, high-quality bonds and ensuring that the discount rate does not exceed the yield reported for those indices after adjustment for the duration of the plans’ liabilities.

The firm’s approach in determining the long-term rate of return for plan assets is based upon historical financial market relationships that have existed over time with the presumption that this trend will generally remain constant in the future.

For measurement purposes, an annual growth rate in the per capita cost of covered healthcare benefits of 11.46% was assumed for the fiscal year ending November 2006. The rate was assumed to decrease ratably to 5.00% for the fiscal year ending November 2015 and remain at that level thereafter.

The assumed cost of healthcare has an effect on the amounts reported for the firm’s postretirement plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase		1% Decrease
	2005	2004	2005	2004
	(in millions)

Cost	$6	$5	$(5)	$(4)
Obligation	48	37	(37)	(29)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the composition of plan assets for the U.S. and non-U.S. defined benefit pension plans by asset category:

	As of November
	2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Pension	Pension	Pension	Pension

Equity securities	64%	70%	66%	66%
Debt securities	21	8	22	8
Other	15	22	12	26

Total	100%	100%	100%	100%

The investment approach of the firm’s U.S. and major non-U.S. defined benefit pension plans involves employing a sufficient level of flexibility to capture investment opportunities as they occur, while maintaining reasonable parameters to ensure that prudence and care are exercised in the execution of the investment programs. The plans employ a total return on investment approach, whereby a mix, which is broadly similar to the actual asset allocation as of November 2005, of equity securities, debt securities and other assets, is targeted to maximize the long-term return on assets for a given level of risk. Investment risk is measured and monitored on an ongoing basis by the firm’s Retirement Committee through periodic portfolio reviews, meetings with investment managers and annual liability measurements.

The firm will contribute a minimum of $13 million to its pension plans and $7 million to its postretirement plans in fiscal 2006.

The following table sets forth benefits projected to be paid from the firm’s U.S. and non-U.S. defined benefit pension and postretirement plans (net of Medicare subsidy receipts) and reflects expected future service, where appropriate:

	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement
	(in millions)

2006	$6	$4	$7
2007	6	5	8
2008	7	5	8
2009	8	5	9
2010	9	5	10
2011-2015	61	28	54

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $305 million, $189 million and $199 million for the years ended November 2005, November 2004 and November 2003, respectively.

The firm previously maintained a nonqualified defined contribution plan for certain senior employees which held shares of common stock. All shares were distributed to participants and there were no remaining assets in the plan as of January 2005. Plan expense was immaterial for the years ended November 2005, November 2004 and November 2003.

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

The total number of shares of common stock that may be issued under the Amended SIP through fiscal 2008 may not exceed 250 million shares and, in each fiscal year thereafter, may not exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous fiscal years but not covered by awards granted in such years. As of November 2005 and November 2004, 196.6 million and 218.9 million shares, respectively, were available for grant under the Amended SIP, after taking into account stock-based compensation awards that were issued subsequent to year end, as part of year-end compensation.

Other Compensation Arrangements

In November 2004, the firm adopted new deferred compensation plans for eligible employees for fiscal 2005. In general, under the plans, participants are able to defer payment of a portion of their cash year-end compensation. During the deferral period, participants are able to nominally invest their deferrals in certain alternatives available under the plans. Generally, under current tax law, participants are not subject to income tax on amounts deferred or on any notional investment earnings until the returns are distributed, and the firm is not entitled to a corresponding tax deduction until the amounts are distributed. The firm has recognized compensation expense for the amounts deferred under these plans. As of November 2005, $134 million related to these plans was included in “Other liabilities and accrued expenses” in the consolidated statements of financial condition.

In November 2004, the firm adopted a discount stock program through which eligible senior executives may acquire restricted stock units in fiscal 2005 and fiscal 2006 under the firm’s Amended SIP at an effective 25% discount. The 25% discount is effected by an additional grant of restricted stock units equal to one-third of the number of restricted stock units purchased by qualifying participants. The purchased restricted stock units are 100% vested when granted, but the shares underlying them are not able to be sold or transferred (other than to satisfy tax obligations) before the third anniversary of the grant date. The shares underlying the restricted stock units that are granted in order to effect the 25% discount will generally vest in equal installments on the second and third anniversaries following the grant date and will not be transferable before the third anniversary of the grant date. Compensation expense related to these restricted stock units is recognized over the vesting period. The total value of restricted stock units granted in fiscal 2005 in order to effect the 25% discount was $79 million.

Restricted Stock Units

The firm issued restricted stock units to employees under the Amended SIP, primarily in connection with year-end compensation and acquisitions. Of the total restricted stock units outstanding as of November 2005 and November 2004, (i) 30.1 million units and 24.9 million units, respectively, required future service as a condition to the delivery of the underlying shares of common stock and (ii) 25.0 million units and 13.0 million units, respectively, did not require future service.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In all cases, delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain other requirements outlined in the award agreements. The activity related to these restricted stock units is set forth below:

	Restricted Stock Units Outstanding
	No Future Service	Future Service
	Required	Required

Outstanding, November 2002	18,315,938	29,895,000
Granted (1)	3,615,366	9,357,593
Forfeited	(179,708)	(1,886,420)
Delivered	(11,261,989)	—
Vested	12,824,458	(12,824,458)

Outstanding, November 2003	23,314,065	24,541,715
Granted (1)	6,629,717	11,253,970
Forfeited	(142,163)	(879,420)
Delivered	(26,806,448)	—
Vested	10,032,240	(10,032,240)

Outstanding, November 2004	13,027,411	24,884,025
Granted (1)	10,048,356	12,217,764
Forfeited	(23,621)	(819,840)
Delivered	(4,222,409)	—
Vested	6,164,129	(6,164,129)

Outstanding, November 2005	24,993,866	30,117,820

(1)	Includes restricted stock units granted to employees subsequent to year end as part of year-end compensation.

Total employee stock compensation expense, net of forfeitures, was $1.76 billion, $1.22 billion and $711 million for the years ended November 2005, November 2004 and November 2003, respectively.

Stock Options

As of November 2004, all stock options granted to employees in May 1999 in connection with the firm’s initial public offering are fully vested and exercisable. Stock options granted to employees subsequent to the firm’s initial public offering generally vest as outlined in the applicable stock option agreement and first become exercisable on the third anniversary of the grant date. Year-end stock options for 2005 become exercisable in January 2009 and expire on November 27, 2015. Shares received on exercise prior to January 2010 will not be transferable until January 2010. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. In general, all stock options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation in certain circumstances in accordance with the terms of the Amended SIP and the applicable stock option agreement. The dilutive effect of the firm’s outstanding stock options is included in “Average common shares outstanding — Diluted” in the consolidated statements of earnings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity related to these stock options is set forth below:

		Weighted	Weighted Average
	Options	Average	Remaining
	Outstanding	Exercise Price	Life (years)

Outstanding, November 2002	94,269,101	$74.53	8.08
Granted	902,511	95.81
Exercised	(2,686,955)	52.76
Forfeited	(3,428,692)	73.08

Outstanding, November 2003	89,055,965	75.47	7.17
Granted	22,500	96.08
Exercised	(9,025,867)	57.80
Forfeited	(1,496,863)	81.00

Outstanding, November 2004	78,555,735	77.40	6.33
Granted (1)	3,390,480	131.64
Exercised	(17,285,849)	66.20
Forfeited	(422,679)	82.98

Outstanding, November 2005	64,237,687	83.24	5.84

Exercisable, November 2005	46,422,603	$80.75	5.17

(1)	Includes stock options granted to employees subsequent to year end as part of year-end compensation.

The options outstanding as of November 2005 are set forth below:

			Weighted	Weighted Average
		Options	Average	Remaining
Exercise Price		Outstanding	Exercise Price	Life (years)

$ 45.00 –	$ 59.99	9,921,971	$52.98	3.5
60.00 –	74.99	—	—	—
75.00 –	89.99	27,661,787	80.89	6.00
90.00 –	104.99	23,263,449	91.89	6.06
105.00 –	119.99	—	—	—
120.00 –	134.99	3,390,480	131.64	9.92

Outstanding, November 2005		64,237,687

The weighted average fair value of options granted for fiscal 2005, fiscal 2004 and fiscal 2003 was $32.91 per option, $32.22 per option and $31.31 per option, respectively. Fair value was estimated as of the grant date based on a binomial option-pricing model using the following weighted average assumptions:

	Year Ended November
	2005	2004	2003

Risk-free interest rate	4.5%	3.4%	3.4%
Expected volatility	30.0	35.0	35.0
Dividend yield	0.9	1.0	1.0
Expected life	7.5 years	5 years	5 years

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of options granted in fiscal 2005 reflects an additional discount for sales restrictions on the shares of common stock underlying such options that apply until January 2010. The expected life of the options granted in fiscal 2005 has been extended to 7.5 years to reflect the estimated impact of the sales restrictions on the expected life of the awards.

Note 13.	Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $2.08 billion, $1.72 billion and $1.17 billion for the years ended November 2005, November 2004 and November 2003, respectively. As of November 2005 and November 2004, the fees receivable from these funds were $388 million and $445 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $2.17 billion and $1.72 billion as of November 2005 and November 2004, respectively. In addition, the firm had commitments to invest up to $3.54 billion and $1.04 billion in these funds as of November 2005 and November 2004, respectively. In the normal course of business, the firm may also engage in other activities with these funds, including among others, securities lending, trade execution, trading and custody.

Note 14.	Income Taxes

The components of the net tax expense reflected in the consolidated statements of earnings are set forth below:

	Year Ended November
	2005	2004	2003
	(in millions)

Current taxes
U.S. federal	$1,504	$374	$680
State and local	213	46	115
Non-U.S.	1,380	663	552

Total current tax expense	3,097	1,083	1,347

Deferred taxes
U.S. federal	3	827	22
State and local	(4)	98	27
Non-U.S.	(449)	115	44

Total deferred tax (benefit)/expense	(450)	1,040	93

Net tax expense	$2,647	$2,123	$1,440

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the firm’s deferred tax assets and liabilities are set forth below:

	As of November
	2005	2004
	(in millions)

Deferred tax assets
Compensation and benefits	$1,563	$920
Other, net	319	227

	1,882	1,147
Valuation allowance (1)	(6)	(21)

Total deferred tax assets	1,876	1,126

Deferred tax liabilities
Depreciation and amortization	625	383
Unrealized gains	455	180

Total deferred tax liabilities	$1,080	$563

(1)	Relates primarily to the ability to utilize losses of certain foreign entities and state and local tax credits.

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of November 2005, this policy resulted in an unrecognized net deferred tax liability of $172 million attributable to reinvested earnings of $2.4 billion.

Additionally, during fiscal 2005, the valuation allowance was decreased by $15 million, primarily due to the utilization of certain state and local tax credits. Acquired federal net operating loss carryforwards of $24 million as of November 2005 and $88 million as of November 2004 are subject to annual limitations on utilization and will begin to expire in 2020. Acquired state and local net operating loss carryforwards of $328 million as of November 2005 and $436 million as of November 2004 are subject to annual limitations on utilization. Acquired alternative minimum tax credit carryforwards of $7 million as of November 2005 and $32 million as of November 2004 are subject to annual limitations on utilization, but can be carried forward indefinitely.

The firm is subject to examination by the Internal Revenue Service (IRS) and other tax authorities in certain countries, such as Japan and the United Kingdom, and states in which the firm has significant business operations, such as New York. The IRS is currently examining the firm’s 2003 and 2004 fiscal years. During fiscal 2005, the IRS concluded its examination of 1999 through 2002, and New York State and City substantially concluded their examinations covering periods through fiscal year 2003. The firm regularly assesses the likelihood of additional assessments by each jurisdiction to which the firm pays taxes resulting from the impact of current and future examinations. Tax reserves have been established, which the firm believes are adequate in relation to the potential for additional assessments. The resolution of tax matters is not expected to have a material effect on the firm’s financial condition but may be material to the firm’s operating results for a particular period, depending, in part, upon the operating results for that period and the firm’s effective tax rate for that period.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the firm’s effective income tax rate is set forth below:

	Year Ended November
	2005		2004	2003

U.S. federal statutory income tax rate	35.0%		35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax effects	1.6		1.4	2.1
Tax credits	(1.6)		(3.6)	(3.1)
Foreign operations	(1.2)		(1.2)	(1.2)
Tax-exempt income, including dividends	(0.6)		(0.7)	(1.0)
Other	(1.2	)(1)	0.9	0.6

Effective income tax rate	32.0%		31.8%	32.4%

(1)	Primarily includes the effect of audit settlements.

Tax benefits of approximately $272 million in November 2005, $330 million in November 2004 and $103 million in November 2003, related to the delivery of restricted stock units and the exercise of options, were credited directly to “Additional paid-in capital” in the consolidated statements of financial condition and changes in shareholders’ equity.

Note 15.	Regulation

During the firm’s second fiscal quarter of 2005, the firm became regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and is subject to minimum capital requirements on a consolidated basis. As of November 2005, the firm was in compliance with the CSE capital requirements.

The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of November 2005, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 2005, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

The firm’s principal international regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs (Japan) Ltd. (GSJL). GSI, a regulated U.K. broker-dealer, is subject to the capital requirements of the U.K.’s Financial Services Authority, and GSJL, a regulated broker-dealer based in Tokyo, is subject to the capital requirements of Japan’s Financial Services Agency. As of November 2005 and November 2004, GSI and GSJL were in compliance with their local capital adequacy requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of November 2005 and November 2004, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 16.	Business Segments

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the Year Ended November
		2005	2004	2003
		(in millions)

Investment Banking	Net revenues (1)	$3,671	$3,374	$2,711
	Operating expenses	3,258	2,973	2,504

	Pre-tax earnings (3)	$413	$401	$207

	Segment assets	$4,869	$4,759	$4,867

Trading and Principal Investments	Net revenues (1)	$16,362	$13,327	$10,443
	Operating expenses	10,144	8,287	6,938

	Pre-tax earnings (3)	$6,218	$5,040	$3,505

	Segment assets	$505,536	$358,137	$250,490

Asset Management and Securities Services	Net revenues (1)	$4,749	$3,849	$2,858
	Operating expenses	3,070	2,430	1,890

	Pre-tax earnings (3)	$1,679	$1,419	$968

	Segment assets	$196,399	$167,957	$147,647

Total	Net revenues (1)	$24,782	$20,550	$16,012
	Operating expenses (2)	16,509	13,874	11,567

	Pre-tax earnings (3)	$8,273	$6,676	$4,445

	Total assets (4)	$706,804	$531,379	$403,799

(1)	Net revenues include net interest and cost of power generation as set forth in the table below:

	Year Ended November
	2005	2004	2003
	(in millions)

Investment Banking	$72	$88	$311
Trading and Principal Investments	910	1,343	1,888
Asset Management and Securities Services	1,659	1,194	941

Total net interest and cost of power generation	$2,641	$2,625	$3,140

(2)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $19 million and $80 million for the years ended November 2004 and November 2003, respectively; (ii) net provisions for a number of litigation and regulatory proceedings of $37 million, $103 million and $155 million for the years ended November 2005, November 2004 and November 2003, respectively; and (iii) $62 million in connection with the establishment of the firm’s joint venture in China for the year ended November 2004.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Year Ended November
	2005	2004	2003
	(in millions)

Investment Banking	$143	$183	$253
Trading and Principal Investments	565	513	726
Asset Management and Securities Services	146	149	166

Total depreciation and amortization	$854	$845	$1,145

(4)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment for the years ended November 2004 and November 2003.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. Accordingly, management believes that profitability by geographic region is not necessarily meaningful.

The firm’s revenues and expenses are generally allocated based on the country of domicile of the legal entity providing the service.

The following table sets forth the total net revenues and pre-tax earnings of the firm and its consolidated subsidiaries by geographic region allocated on the basis described above:

	Year Ended November
	2005	2004	2003
	(in millions)

Net revenues
United States	$14,315	$12,932	$10,040
Europe	6,804	5,222	4,037
Asia	3,389	2,368	1,704
Other	274	28	231

Total net revenues	$24,782	$20,550	$16,012

Pre-tax earnings
United States	$5,312	$4,761	$3,105
Europe	1,444	984	700
Asia	1,308	1,121	658
Other	246	(6)	217
Corporate (1)	(37)	(184)	(235)

Total pre-tax earnings	$8,273	$6,676	$4,445

(1)	Includes the following expenses that have not been allocated to the firm’s segments: (i) the amortization of employee initial public offering awards, net of forfeitures, of $19 million and $80 million for the years ended November 2004 and November 2003, respectively; (ii) net provisions for a number of litigation and regulatory proceedings of $37 million, $103 million and $155 million for the years ended November 2005, November 2004 and November 2003, respectively; and (iii) $62 million in connection with the establishment of the firm’s joint venture in China for the year ended November 2004.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.	Subsequent Event

In January 2006, the firm entered into a definitive agreement to invest $2.58 billion in the Industrial and Commercial Bank of China Limited (ICBC), with investment funds managed by the firm assuming a substantial portion of the firm’s economic interest. In addition, the firm and ICBC have entered into a strategic cooperation agreement under which the firm will assist ICBC in developing further ICBC’s corporate governance, risk management and internal controls, as well as providing expertise to enhance ICBC’s capabilities in treasury, asset management, corporate and investment banking, nonperforming loans disposal and product innovation. The transactions are expected to close by May 2006, subject to receipt of regulatory approvals and other closing conditions.

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for fiscal 2005 and fiscal 2004. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2005 Fiscal Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)

Total revenues	$9,964	$8,949	$12,333	$12,145
Interest expense	3,449	4,022	4,940	5,742
Cost of power generation	110	121	108	117

Revenues, net of interest expense and cost of power generation	6,405	4,806	7,285	6,286
Operating expenses	4,260	3,562	4,880	3,807

Pre-tax earnings	2,145	1,244	2,405	2,479
Provision for taxes	633	379	788	847

Net earnings	1,512	865	1,617	1,632
Preferred stock dividend	—	—	9	8
Net earnings applicable to common shareholders	$1,512	$865	$1,608	$1,624

Earnings per common share
Basic	$3.06	$1.78	$3.40	$3.53
Diluted	2.94	1.71	3.25	3.35
Dividends declared per common share	0.25	0.25	0.25	0.25

	2004 Fiscal Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)

Total revenues	$7,905	$7,676	$6,803	$7,455
Interest expense	1,873	2,038	2,156	2,821
Cost of power generation	104	127	117	53

Revenues, net of interest expense and cost of power generation	5,928	5,511	4,530	4,581
Operating expenses	3,999	3,771	3,237	2,867

Pre-tax earnings	1,929	1,740	1,293	1,714
Provision for taxes	636	553	414	520

Net earnings applicable to common shareholders	$1,293	$1,187	$879	$1,194

Earnings per common share
Basic	$2.63	$2.43	$1.80	$2.44
Diluted	2.50	2.31	1.74	2.36
Dividends declared per common share	0.25	0.25	0.25	0.25

SUPPLEMENTAL FINANCIAL INFORMATION

Common Stock Price Range

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of the firm’s common stock as reported by the Consolidated Tape Association.

	Sales Price
	Fiscal 2005		Fiscal 2004		Fiscal 2003
	High	Low	High	Low	High	Low

First quarter	$113.93	$101.79	$108.00	$95.73	$80.90	$63.75
Second quarter	114.25	95.16	109.29	90.08	81.67	61.02
Third quarter	114.87	94.75	95.15	83.29	91.98	81.50
Fourth quarter	134.99	108.86	105.40	88.46	97.39	83.64

As of January 30, 2006, there were approximately 6,159 holders of record of the firm’s common stock.

On January 30, 2006, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $139.87 per share.

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Financial Data

	As of or for the Year Ended November
	2005	2004	2003		2002	2001

Income statement data (in millions)
Total revenues	$43,391	$29,839	$23,623		$22,854	$31,138
Interest expense	18,153	8,888	7,600		8,868	15,327
Cost of power generation (1)	456	401	11		—	—

Revenues, net of interest expense and cost of power generation	24,782	20,550	16,012		13,986	15,811
Compensation and benefits	11,688	9,652	7,515		7,037	8,164
Other operating expenses	4,821	4,222	4,052		3,696	3,951

Pre-tax earnings	$8,273	$6,676	$4,445		$3,253	$3,696

Balance sheet data (in millions)
Total assets	$706,804	$531,379	$403,799		$355,574	$312,218
Long-term borrowings (2)	100,007	80,696	57,482		38,711	31,016
Total liabilities	678,802	506,300	382,167		336,571	293,987
Total shareholders’ equity	28,002	25,079	21,632		19,003	18,231

Common share data (in millions, except per share amounts)
Earnings per common share
Basic	$11.73	$9.30	$6.15		$4.27	$4.53
Diluted	11.21	8.92	5.87		4.03	4.26
Dividends declared per common share	1.00	1.00	0.74		0.48	0.48
Book value per common share (3)	57.02	50.77	43.60		38.69	36.33
Average common shares outstanding
Basic	478.1	489.5	488.4		495.6	509.7
Diluted	500.2	510.5	511.9		525.1	541.8

Selected data (unaudited)
Employees
United States	13,945	13,278	12,786		12,511	14,565
International	8,480	7,444	6,690		7,228	8,112

Total employees	22,425	20,722	19,476		19,739	22,677

Assets under management (in billions) (4)
Asset class
Money markets	$101	$90	$89		$108	$122
Fixed income and currency	159	139	115		96	71
Equity (5)	158	126	98		86	96
Alternative investments (6)	114	97	71		58	62

Total assets under management	$532	$452	$373	(7)	$348	$351

(1)	Cost of power generation includes all of the direct costs of the firm’s power generation facilities (e.g., fuel, operations and maintenance), as well as the depreciation and amortization associated with the facility and related contractual assets.

(2)	Long-term borrowings include $13.63 billion of nonrecourse debt issued by William Street Funding Corporation, consolidated VIEs and other consolidated entities. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay.

(3)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 460.4 million, 494.0 million, 496.1 million, 491.2 million and 501.8 million as of November 2005, November 2004, November 2003, November 2002 and November 2001, respectively.

(4)	Substantially all assets under management are valued as of calendar month end.

(5)	Includes both the firm’s fundamental equity and quantitative equity strategies.

(6)	Primarily includes private equity funds, hedge funds, real estate funds, certain currency and asset allocation strategies and other assets allocated to external investment managers.

(7)	Includes $4 billion in non-money market assets related to the firm’s acquisition of Ayco.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended November 25, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information relating to the Registrant’s executive officers is included on pages 42 to 43 of the Annual Report on Form 10-K. Information relating to directors of the Registrant, including its audit committee and audit committee financial experts, and its executive officers will be in the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on March 31, 2006, which will be filed within 120 days of the end of our fiscal year ended November 25, 2005 (the 2006 Proxy Statement) and is incorporated herein by reference. Information relating to the Registrant’s Code of Business Conduct and Ethics that applies to its senior financial officers, as defined in the Code, is included in Part I, Item 1 of the Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information relating to the Registrant’s executive officer and director compensation will be in the 2006 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of the Registrant’s common stock and information relating to the security ownership of the Registrant’s management will be in the 2006 Proxy Statement and is incorporated herein by reference.

The following table provides information as of November 25, 2005, the last day of fiscal 2005, regarding securities issued under our equity compensation plans that were in effect during fiscal 2005, including those granted on December 13, 2005 in respect of fiscal 2005 performance as part of the firm’s Discount Stock Program.

Number of Securities
		Number of				Remaining Available
		Securities to be				for Future Issuance
		Issued Upon		Weighted-Average		Under Equity
		Exercise of		Exercise Price of		Compensation Plans
		Outstanding		Outstanding		(Excluding Securities
		Options, Warrants		Options, Warrants		Reflected in the
	Plan Category	and Rights		and Rights		Second Column)

Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan (1)	64,237,687	(2)	$83.2431	(2)	250,020,377	(3)

Equity compensation plans not approved by security holders	None	—		—		—

Total		64,237,687	(2)			250,020,377	(3)(4)

(1)	The Goldman Sachs Amended and Restated Stock Incentive Plan (the SIP) was approved by the shareholders of Goldman Sachs at our 2003 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs 1999 Stock Incentive Plan (the 1999 Plan), which was approved by our shareholders immediately prior to our initial public offering in May 1999 and under which no additional awards have been granted since approval of the SIP.

(2)	Includes options that are subject to vesting and other conditions. The number of securities to be issued upon exercise of outstanding options, warrants and rights, as well as the weighted average exercise price of the outstanding options, warrants and rights, excludes approximately 65,000 options granted with a strike price of $0.01 in foreign jurisdictions that were intended to replicate the economic effect of our restricted stock units.

(3)	Of these shares, 55,086,037 shares may be issued pursuant to outstanding restricted stock units, including 48,602,805 shares granted under the SIP and 6,483,232 shares granted under the 1999 Plan.

(4)	Represents shares remaining to be issued under the SIP (243,537,145 shares) and the 1999 Plan (6,483,232 shares). The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP initially may not exceed 250,000,000 shares. Beginning November 29, 2008 and each fiscal year thereafter, the number of shares of common stock that may be delivered pursuant to awards granted after April 1, 2003 under the SIP may not exceed 5% of our issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares that were available for awards in previous fiscal years but were not, at the date of determination, covered by awards granted in previous years.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will be in the 2006 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2006 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)     Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.

2.	Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-16 hereof.

3.	Exhibits

2.1	Plan of Incorporation (incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449)).
3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc.
3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 8-K, filed September 20, 2005).
4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
4.2	Subordinated Debt Indenture, dated as of February 20, 2004, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2003).
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2003). †
10.2	The Goldman Sachs Defined Contribution Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.3	The Goldman Sachs Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2003). †
10.4	Form of Employment Agreement (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.5	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.6	Form of Option Agreement (Discretionary Options) (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.7	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).

10.8	Amended and Restated Shareholders’ Agreement, dated June 22, 2004, among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit M to Amendment No. 54 to Schedule 13D, filed June 23, 2004, relating to the Registrant’s common stock).
10.9	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.11	Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit G to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock (No. 005-56295)).
10.12	Supplemental Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit H to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.14	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.15	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.16	Supplemental Registration Rights Instrument, dated as of December 21, 2000 (incorporated by reference to Exhibit AA to Amendment No. 12 to Schedule 13D, filed January 23, 2001, relating to the Registrant’s common stock).
10.17	Supplemental Registration Rights Instrument, dated as of December 21, 2001 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-74006)).
10.18	Supplemental Registration Rights Instrument, dated as of December 20, 2002 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-101093)).
10.19	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Dr. Ruth J. Simmons (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.20	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.21	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.22	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Lord Browne of Madingley (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.23	Letter, dated December 18, 2002, from The Goldman Sachs Group, Inc. to Mr. William W. George (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 29, 2002). †

10.24	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Claes Dahlbäck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003). †
10.25	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Edward M. Liddy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003). †
10.26	Supplemental Registration Rights Instrument, dated as of December 19, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 (No. 333-110371)).
10.27	Letter, dated March 31, 2004, from The Goldman Sachs Group, Inc. to Ms. Lois D. Juliber (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 28, 2004). †
10.28	Letter, dated April 6, 2005, from The Goldman Sachs Group, Inc. to Mr. Stephen Friedman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2005). †
10.29	Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.30	Form of 2005 RSU Award Agreement for PMD Discount Stock Program (subject to transfer restrictions). †
10.31	Form of 2005 RSU Award Agreement for PMD Discount Stock Program (not subject to transfer restrictions). †
10.32	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors. †
10.33	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Extended Managing Directors and Other Select Employees (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.34	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.K. Participating Managing Directors. †
10.35	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation for U.K. Extended Managing Directors and Other Select U.K. Employees (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.36	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 9, 2005). †
10.37	Form of Year-End RSU Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed December 9, 2005). †
10.38	Form of Year-End Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 9, 2005). †
10.39	Form of Non-Employee Director Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed December 9, 2005). †
10.40	Form of Non-Employee Director RSU Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed December 9, 2005). †

10.41	Description of Non-Employee Director Compensation. †
10.42	Description of Certain Benefits for Participating Managing Directors. †
10.43	Form of One-Time RSU Award Agreement. †
10.44	Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 26, 2005).
10.45	General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc.
12.1	Statement re: computation of ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends.
21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page).
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.
99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

†	This exhibit is a management contract or a compensatory plan or arrangement.

THE GOLDMAN SACHS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 15(a)(1) AND 15(a)(2)

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is in the consolidated financial statements and notes thereto.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

CONDENSED NONCONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended November
	2005	2004	2003
	(in millions)

Revenues
Equity in earnings of subsidiaries	$4,763	$4,785	$3,476
Principal investments	1,927	1,561	561
Interest income	5,351	2,843	2,181

Total revenues	12,041	9,189	6,218
Interest expense	5,069	2,834	2,154

Revenues, net of interest expense	6,972	6,355	4,064

Operating expenses
Compensation and benefits	348	296	226
Other expenses	74	87	2

Total operating expenses	422	383	228

Pre-tax earnings	6,550	5,972	3,836
Provision for taxes	924	1,419	831

Net earnings	5,626	4,553	3,005
Preferred stock dividend	17	—	—

Net earnings applicable to common shareholders	$5,609	$4,553	$3,005

The accompanying notes are an integral part of these condensed nonconsolidated financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

CONDENSED NONCONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November
	2005	2004
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$1,570	$40
Receivables from affiliates	5,797	3,846
Loans to affiliates	83,876	74,262
Subordinated loans to affiliates	27,848	23,178
Investments in subsidiaries	25,260	23,667
Financial instruments owned, at fair value	10,026	9,894
Other assets	2,572	1,725

Total assets	$156,949	$136,612

Liabilities and shareholders’ equity
Unsecured short-term borrowings
With third parties	$39,976	$39,628
With affiliates	1,439	871

Total unsecured short-term borrowings, including the current portion of long-term borrowings	41,415	40,499

Payables to affiliates	331	1,019
Financial instruments sold, but not yet purchased, at fair value	1,970	139
Other liabilities and accrued expenses	2,005	877
Unsecured long-term borrowings
With third parties	79,756	65,391
With affiliates	3,470	3,608

Total unsecured long-term borrowings	83,226	68,999

Total liabilities	128,947	111,533

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 70,000 shares issued and outstanding as of November 2005 with liquidation preference of $25,000 per share	1,750	—
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 573,970,935 and 554,063,234 shares issued as of November 2005 and November 2004, respectively, and 437,170,695 and 480,959,660 shares outstanding as of November 2005 and November 2004, respectively	6	6
Restricted stock units and employee stock options	3,415	2,013
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	17,159	15,501
Retained earnings	19,085	13,970
Unearned compensation	—	(117)
Accumulated other comprehensive income	—	11
Common stock held in treasury, at cost, par value $0.01 per share; 136,800,240 and 73,103,574 shares as of November 2005 and November 2004, respectively	(13,413)	(6,305)

Total shareholders’ equity	28,002	25,079

Total liabilities and shareholders’ equity	$156,949	$136,612

The accompanying notes are an integral part of these condensed nonconsolidated financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

CONDENSED NONCONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November
	2005	2004	2003
	(in millions)

Cash flows from operating activities
Net earnings	$5,626	$4,553	$3,005
Noncash items included in net earnings
Undistributed earnings of subsidiaries	(4,293)	(3,663)	(1,323)
Depreciation and amortization	43	98	99
Deferred income taxes	464	1,017	225
Stock-based compensation	177	124	67
Changes in operating assets and liabilities
Financial instruments owned, at fair value	(661)	(3,317)	(2,126)
Financial instruments sold, but not yet purchased, at fair value	1,832	110	15
Receivables from affiliates, net	(1,020)	2,730	915
Other, net	670	(1,000)	382

Net cash provided by operating activities	2,838	652	1,259

Cash flows from investing activities
Loans to affiliates	(13,053)	(10,175)	(13,270)
Subordinated loans to affiliates	(4,670)	(6,394)	(3,472)
Investments in subsidiaries, net	2,413	750	(165)
Purchase of property, leasehold improvements and equipment	(162)	(46)	(8)
Business acquisitions, net of cash	—	—	(740)
Purchase of other investments	—	—	339

Net cash used for investing activities	(15,472)	(15,865)	(17,316)

Cash flows from financing activities
Short-term borrowings, net	1,118	(2,869)	398
Issuance of long-term borrowings	31,382	30,004	22,168
Repayment of long-term borrowings, including the current portion of long-term borrowings	(13,579)	(10,102)	(5,363)
Common stock repurchased	(7,108)	(1,805)	(939)
Dividends paid on common and preferred stock	(511)	(497)	(350)
Proceeds from issuance of preferred stock, net of issuance costs	1,719	—	—
Proceeds from issuance of common stock	1,143	521	143

Net cash provided by financing activities	14,164	15,252	16,057

Net increase in cash and cash equivalents	1,530	39	—

Cash and cash equivalents, beginning of year	40	1	1

Cash and cash equivalents, end of year	$1,570	$40	$1

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $5.52 billion, $2.59 billion and $1.97 billion for the years ended November 2005, November 2004 and November 2003, respectively.

Cash payments for income taxes, net of refunds, were $1.52 billion, $284 million and $324 million for the years ended November 2005, November 2004 and November 2003, respectively.

Noncash activities:

The value of common stock issued in connection with business acquisitions was $165 million for the year ended November 2003.

Stock-based compensation expense included in subsidiary net earnings was $1.58 billion, $1.10 billion and $644 million for the years ended November 2005, November 2004 and November 2003, respectively.

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

These condensed nonconsolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, the accounting for goodwill and identifiable intangible assets and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

The parent company has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The parent company, through its subsidiaries, acts as general partner for these funds and does not hold a majority of the economic interests in any fund. For funds established on or before June 29, 2005 in which the parent company, through its subsidiaries, holds more than a minor interest and for funds established or modified after June 29, 2005, the parent company has provided the third-party investors with rights to terminate the funds (see “— Recent Accounting Developments” in Note 2 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K). Such fund investments are included in “Financial instruments owned, at fair value” in the condensed nonconsolidated statements of financial condition.

Unless otherwise stated herein, all references to November 2005, November 2004 and November 2003 refer to the parent company’s fiscal years ended, or the dates, as the context requires, November 25, 2005, November 26, 2004 and November 28, 2003, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Revenue Recognition

Financial Instruments. “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reflected in the condensed nonconsolidated statements of financial condition on a trade-date basis and consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the condensed nonconsolidated statements of earnings. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

In determining fair value, the parent company separates its financial instruments into two categories — derivative contracts and principal investments.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Derivative Contracts. Fair values of the parent company’s derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives entered into with affiliates and are reflected net of cash that the parent company has paid and received. Fair values of the parent company’s exchange-traded derivatives are generally determined from quoted market prices. OTC derivatives are valued using valuation models. The parent company uses a variety of valuation models including the present value of known or estimated cash flows and option-pricing models.

•	Principal Investments. In valuing corporate and real estate principal investments, the parent company’s portfolio is separated into investments in private companies, investments in public companies (excluding the parent company’s investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG)) and the parent company’s investment in SMFG.

The parent company’s private principal investments, by their nature, have little or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if it is determined that the expected realizable value of the investment is less than the carrying value. In reaching that determination, many factors are considered including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

The parent company’s public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices discounted based on predetermined written policies for nontransferability and illiquidity.

The parent company’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and the downside protection on the conversion strike price. The parent company’s investment in the convertible preferred stock of SMFG is generally nontransferable, but is freely convertible into SMFG common stock. Restrictions on the parent company’s ability to hedge or sell one-third of the common stock underlying its investment in SMFG lapsed in February 2005. As of November 2005, the parent company was fully hedged with respect to these unrestricted shares. Under the parent company’s initial agreement with SMFG, restrictions on the parent company’s ability to hedge or sell the remaining shares of common stock underlying its investment in SMFG lapse in equal installments on February 7, 2006 and February 7, 2007. In connection with a public offering by SMFG of its common stock, the parent company has separately agreed with SMFG that the restrictions that were to lapse on February 7, 2006 will instead lapse on March 9, 2006. Effective February 1, 2006, the conversion price of the parent company’s SMFG preferred stock into shares of SMFG common stock is ¥320,900. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,800).

Merchant Banking Overrides. The parent company is entitled to receive merchant banking overrides (i.e., an increased share of a fund’s income and gains) when the return on the funds’

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

investments exceeds certain threshold returns. Overrides are based on investment performance over the life of each merchant banking fund, and future investment underperformance may require amounts of override previously distributed to the parent company to be returned to the funds. Accordingly, overrides are recognized in the condensed nonconsolidated statements of earnings only when all material contingencies have been resolved. Overrides are included in “Principal investments” in the condensed nonconsolidated statements of earnings.

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

Property and equipment placed in service prior to December 1, 2001 are depreciated under the accelerated cost recovery method. Property and equipment placed in service on or after December 1, 2001 are depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements for which the useful life of the improvement is shorter than the term of the lease are amortized under the accelerated cost recovery method if placed in service prior to December 1, 2001. All other leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter.

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

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the condensed nonconsolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the fiscal year. The parent company seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in “Accumulated other comprehensive income” in the condensed nonconsolidated statements of financial condition. For foreign currency-denominated debt, hedge effectiveness is assessed based on changes in spot rates. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the condensed nonconsolidated statements of earnings.

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

Affiliate Transactions

Substantially all of the firm’s unsecured liquidity is raised by the parent company. The parent company then lends the necessary funds to its subsidiaries and affiliates, some of which are regulated, to meet their financing and capital requirements. In addition, the parent company advances its regulated subsidiaries the necessary capital to meet their regulatory requirements. Such funding is included in “Loans to affiliates” and “Subordinated loans to affiliates” in the condensed nonconsolidated statements of financial condition. Intercompany exposure is managed by requiring senior and subordinated intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. This policy ensures that the subsidiaries’ obligations to the parent company will generally mature in advance of the parent company’s third-party borrowings. In addition, many of the subsidiaries and affiliates pledge collateral at loan value to cover their intercompany borrowings (other than subordinated debt) in order to mitigate parent company liquidity risk. Equity investments in subsidiaries are generally funded with equity capital and included in “Investments in subsidiaries” in the condensed nonconsolidated statements of financial condition.

The parent company enters into derivative contracts with affiliates to hedge its net investment in non-U.S. operations and to manage the interest rate and currency exposure on its long-term borrowings and certain short-term borrowings. To manage exposure on its borrowings, the parent company uses derivatives to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. The parent company applies fair-value hedge accounting to derivative contracts that hedge the benchmark interest rate (i.e., London Interbank Offered Rate (LIBOR)) on its fixed rate long-term borrowings. Derivative balances with affiliates, included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” in the condensed nonconsolidated statements of financial condition, were $2.79 billion and $464 million, and $7.40 billion and $139 million, as of November 2005 and November 2004, respectively.

Interest income is largely generated from loans made to affiliates.

The parent company also allocates substantially all rental and other costs relating to properties occupied by certain subsidiaries and affiliates. The parent company additionally allocates the cost of stock-based compensation programs to subsidiaries and affiliates relating to costs associated with employees of those subsidiaries and affiliates.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2.	Short-Term Borrowings

The parent company obtains third-party unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

Short-term borrowings with third parties are set forth below:

	As of November
	2005	2004
	(in millions)

Promissory notes	$17,339	$19,513
Commercial paper	5,098	4,040
Bank loans and other	3,634	3,197
Current portion of long-term borrowings	13,905	12,878

Total (1)	$39,976	$39,628

(1)	As of November 2005 and November 2004, the weighted average interest rates for short-term borrowings, including commercial paper, were 4.17% and 2.61%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 4.16% and 2.24% as of November 2005 and November 2004, respectively.

In addition, the parent company may borrow overnight funds from certain subsidiaries and affiliates on an unsecured basis. As of November 2005 and November 2004, such amounts were $1.44 billion and $871 million, respectively, and included in “Unsecured short-term borrowings — With affiliates” in the condensed nonconsolidated statements of financial condition.

Note 3.	Long-Term Borrowings

The parent company obtains unsecured long-term borrowings, which consist principally of senior borrowings with maturities extending to 2035.

Long-term borrowings with third parties are set forth below:

	As of November
	2005	2004
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$33,053	$30,799
Non-U.S. dollar	15,739	11,408
Floating rate obligations (2)
U.S. dollar	22,065	18,046
Non-U.S. dollar	8,899	5,138

Total	$79,756	$65,391

(1)	As of November 2005 and November 2004, interest rates on U.S. dollar fixed rate obligations ranged from 3.88% to 12.00% and from 2.85% to 12.00%, respectively. As of November 2005 and November 2004, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.67% to 8.88% and from 0.70% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term borrowings with third parties by fiscal maturity date are set forth below:

	As of November
	2005 (1)(2)			2004 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2006	$—	$—	$—	$9,289	$1,777	$11,066
2007	11,193	768	11,961	6,122	697	6,819
2008	4,705	2,286	6,991	2,721	2,538	5,259
2009	6,091	2,610	8,701	6,275	2,583	8,858
2010	5,192	4,388	9,580	1,248	2,919	4,167
2011-thereafter	27,937	14,586	42,523	23,190	6,032	29,222

Total	$55,118	$24,638	$79,756	$48,845	$16,546	$65,391

(1)	Long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as short-term borrowings in the condensed nonconsolidated statements of financial condition.

(2)	Long-term borrowings repayable at the option of the parent company are reflected at their contractual maturity dates. Certain long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The parent company enters into derivative contracts with affiliates, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, equity-linked and indexed contracts, to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the aggregate carrying value of these long-term borrowings and related hedges approximates fair value.

The effective weighted average interest rates for long-term borrowings with third parties, after hedging activities, are set forth below:

	As of November
	2005		2004
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$337	6.76%	$445	10.68%
Floating rate obligations	79,419	4.49	64,946	2.50

Total	$79,756	4.50	$65,391	2.56

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term borrowings with affiliates are set forth below:

	As of November
	2005	2004
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$682	$682
Non-U.S. dollar	689	1,120
Floating rate obligations (2)
U.S. dollar	1,797	1,797
Non-U.S. dollar	302	9

Total	$3,470	$3,608

(1)	As of both November 2005 and November 2004, the interest rate on U.S. dollar fixed rate obligations was 5.78%. As of November 2005 and November 2004, interest rates on non-U.S. dollar fixed rate obligations ranged from 4.68% to 6.00% and 3.35% to 6.17%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate.

Long-term borrowings with affiliates by fiscal maturity date are set forth below:

	As of November
	2005 (1)			2004 (1)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2006	$—	$—	$—	$297	$—	$297
2007	297	12	309	—	100	100
2008	—	268	268	—	192	192
2009	—	173	173	—	838	838
2010	—	538	538	—	—	—
2011-thereafter	2,182	—	2,182	2,181	—	2,181

Total	$2,479	$991	$3,470	$2,478	$1,130	$3,608

(1)	Long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as short-term borrowings in the condensed nonconsolidated statements of financial condition.

Deferrable Interest Junior Subordinated Debentures

In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the parent company for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from the parent company and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of November 2005, the parent company held all of the common beneficial interests.

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

Commitments

Letters of Credit. The parent company provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral requirements. Letters of credit outstanding were $25 million as of both November 2005 and November 2004.

Merchant Banking Commitments. The parent company acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the parent company had commitments to invest up to $3.49 billion and $1.04 billion in corporate and real estate investment funds as of November 2005 and November 2004, respectively.

Construction-Related Commitments. The parent company had construction-related commitments of $19 million as of both November 2005 and November 2004.

Other. In August 2005, the parent company entered into an agreement to acquire the variable annuity and variable life insurance business of The Hanover Insurance Group, Inc. (formerly Allmerica Financial Corporation), including its wholly owned life insurance subsidiary, Allmerica Financial Life Insurance and Annuity Company. The transaction closed on December 30, 2005 at a purchase price of approximately $271 million upfront and an estimated $34 million over three years, subject to final adjustments.

The parent company had other purchase commitments of $10 million as of November 2004.

Leases. The parent company has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, which are generally reimbursed by affiliates, are set forth below:

(in millions)

Minimum rental payments
2006	$123
2007	125
2008	128
2009	155
2010	80
2011-thereafter	770

Total	$1,381

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contingencies

The parent company is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the parent company’s financial condition, but may be material to the parent company’s operating results for any particular period, depending, in part, upon the operating results for such period. Given the inherent difficulty of predicting the outcome of the parent company’s litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, the parent company cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred.

Guarantees

Effective January 30, 2006, the parent company has guaranteed the payment obligations of Goldman, Sachs & Co., its principal U.S. broker-dealer subsidiary (other than nonrecourse payment obligations). In addition, the parent company guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with the counterparty. The parent company is unable to develop an estimate of the maximum payout under its subsidiary guarantees; however, because these guaranteed obligations are also obligations of consolidated subsidiaries and included in the consolidated statements of financial condition or disclosed in Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K, the parent company’s liabilities as guarantor are not separately disclosed herein.

In connection with certain asset sales and securitization transactions, the parent company may guarantee the collection of contractual cash flows. In connection with its merchant banking activities, the parent company may issue loan guarantees to secure financing. In addition, the parent company provides letters of credit and other guarantees, on a limited basis, to enable clients to enhance their credit standing and complete transactions.

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

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth certain information about the parent company’s guarantees as of November 2005 and November 2004:

	As of November 2005
		Maximum Payout/Notional Amount by Period of Expiration (2)
	Carrying		2007 -	2009 -	2011 -
	Value	2006	2008	2010	Thereafter	Total
		(in millions)

Guarantees of trust preferred beneficial interest (1)	$—	$174	$349	$349	$6,851	$7,723
Merchant banking fund-related commitments	—	15	23	6	56	100
Letters of credit and other guarantees	4	13	114	128	90	345

	As of November 2004
		Maximum Payout/Notional Amount by Period of Expiration (2)
	Carrying		2006 -	2008 -	2010 -
	Value	2005	2007	2009	Thereafter	Total
		(in millions)

Guarantees of trust preferred beneficial interest (1)	$—	$174	$349	$349	$7,025	$7,897
Guarantee of the collection of contractual cash flows	3	41	—	15	2	58
Merchant banking fund-related commitments	—	19	41	—	5	65
Letters of credit and other guarantees	28	67	115	8	43	233

(1)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the parent company redeemed the junior subordinated debentures issued to fund the Trust. (See Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding the Trust.)

(2)	Such amounts do not represent the anticipated losses in connection with these contracts.

In the normal course of its business, the parent company indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the parent company or its subsidiaries or affiliates. The parent company also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. The parent company is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the parent company will have to make material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed nonconsolidated statements of financial condition as of November 2005 and November 2004.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

The parent company provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The parent company may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the parent company may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The parent company is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the parent company will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed nonconsolidated statements of financial condition as of November 2005 and November 2004.

Note 5.	Shareholders’ Equity

Dividends declared per common share were $1.00 in fiscal 2005, $1.00 in fiscal 2004 and $0.74 in fiscal 2003. On December 14, 2005, the Board of Directors of the parent company (the Board) declared a dividend of $0.25 per share to be paid on February 23, 2006 to common shareholders of record on January 24, 2006.

During fiscal 2005, the parent company issued 70,000 shares of preferred stock in three series as set forth in the following table:

Preferred Stock by Series

			Shares	Shares	Earliest	Redemption Value
Series	Description	Date Issued	Issued	Authorized	Redemption Date	(in millions)

A	Perpetual Floating Rate	April 25, 2005	30,000	50,000	April 25, 2010	$750
	Non-Cumulative

B	Perpetual 6.20%	October 31, 2005	32,000	50,000	October 31, 2010	800
	Non-Cumulative

C	Perpetual Floating Rate	October 31, 2005	8,000	25,000	October 31, 2010	200
	Non-Cumulative

			70,000	125,000		$1,750

Each share of preferred stock has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the parent company’s option at a redemption price equal to $25,000 plus declared and unpaid dividends. The parent company’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the parent company fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. All preferred stock also has a preference over the parent company’s common stock upon liquidation.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dividends declared per share of Series A preferred stock were $578.72 in fiscal 2005. On December 14, 2005, the Board declared a dividend per preferred share of $323.28, $430.56 and $353.68 for Series A, Series B and Series C preferred stock, respectively, to be paid on February 10, 2006 to preferred shareholders of record on January 26, 2006.

During fiscal 2005, the parent company repurchased 63.7 million shares of its common stock at a total cost of $7.11 billion, and during fiscal 2004, the parent company repurchased 18.7 million shares of its common stock at a total cost of $1.81 billion. The average price paid per share for repurchased shares was $111.57 and $96.29 for the years ended November 2005 and November 2004, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, the parent company cancelled 1.6 million restricted stock units at a total cost of $163 million in fiscal 2005, and it cancelled 9.1 million restricted stock units at a total cost of $870 million in fiscal 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar

Name: David A. Viniar Title: Chief Financial Officer

Date: February 7, 2006

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

	Signature	Capacity	Date

/s/	Henry M. Paulson, Jr.	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 7, 2006

Henry M. Paulson, Jr.
/s/	Lloyd C. Blankfein	Director	February 7, 2006

Lloyd C. Blankfein
/s/	Lord Browne of Madingley	Director	February 7, 2006

Lord Browne of Madingley
/s/	John H. Bryan	Director	February 7, 2006

John H. Bryan
/s/	Claes Dahlbäck	Director	February 7, 2006

Claes Dahlbäck
/s/	Stephen Friedman	Director	February 7, 2006

Stephen Friedman
/s/	William W. George	Director	February 7, 2006

William W. George
/s/	James A. Johnson	Director	February 7, 2006

James A. Johnson
/s/	Lois D. Juliber	Director	February 7, 2006

Lois D. Juliber
/s/	Edward M. Liddy	Director	February 7, 2006

Edward M. Liddy
/s/	Ruth J. Simmons	Director	February 7, 2006

Ruth J. Simmons
/s/	David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 7, 2006

David A. Viniar
/s/	Sarah E. Smith	Principal Accounting Officer	February 7, 2006

Sarah E. Smith

II-2