Form 10-Q
period 2006-02-24
GOLDMAN SACHS GROUP INC/
filed 2006-04-05
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 24, 2006

or

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
          Large accelerated filer     ☒          Accelerated filer     ☐          Non-accelerated filer     ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes   ☒  No
APPLICABLE ONLY TO CORPORATE ISSUERS
          As of March 24, 2006 there were 432,046,629 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED FEBRUARY 24, 2006
INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the three months ended February 24, 2006 and February 25, 2005	2
	Condensed Consolidated Statements of Financial Condition as of February 24, 2006 and November 25, 2005	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods ended February 24, 2006 and November 25, 2005	4
	Condensed Consolidated Statements of Cash Flows for the three months ended February 24, 2006 and February 25, 2005	5
	Condensed Consolidated Statements of Comprehensive Income for the three months ended February 24, 2006 and February 25, 2005	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	44

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	85

Item 4:	Controls and Procedures	90

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	91

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	92

Item 4:	Submission of Matters to a Vote of Security Holders	93

Item 6:	Exhibits	94

SIGNATURES		95
EX-10.1: AMENDED AND RESTATED RESTRICTED PARTNER COMPENSATION PLAN
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15.1: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1:RULE 13a-14(a) CERTIFICATIONS
EX-32.1:SECTION 1350 CERTIFICATIONS

PART I:     FINANCIAL INFORMATION
Item 1:     Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months
	Ended February

	2006	2005
	(in millions, except
	per share amounts)
Revenues
Investment banking	$1,470	$873
Trading and principal investments	6,687	4,141
Asset management and securities services	1,554	774
Interest income	7,535	4,176

Total revenues	17,246	9,964
Interest expense	6,813	3,449
Cost of power generation	98	110

Revenues, net of interest expense and cost of power generation	10,335	6,405

Operating expenses
Compensation and benefits	5,301	3,203

Brokerage, clearing and exchange fees	351	252
Market development	100	82
Communications and technology	124	118
Depreciation and amortization	125	118
Amortization of identifiable intangible assets	34	31
Occupancy	193	148
Professional fees	109	96
Other expenses	309	212

Total non-compensation expenses	1,345	1,057

Total operating expenses	6,646	4,260

Pre-tax earnings	3,689	2,145
Provision for taxes	1,210	633

Net earnings	2,479	1,512
Preferred stock dividends	26	—

Net earnings applicable to common shareholders	$2,453	$1,512

Earnings per common share
Basic	$5.36	$3.06
Diluted	5.08	2.94

Average common shares outstanding
Basic	457.3	494.3
Diluted	483.3	515.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	February	November
	2006	2005

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$6,571	$10,261
Cash and securities segregated for regulatory and other purposes	60,956	51,405
Receivables from brokers, dealers and clearing organizations	14,971	15,150
Receivables from customers and counterparties	68,644	60,231
Securities borrowed	200,017	191,800
Securities purchased under agreements to resell	96,442	83,619

Financial instruments owned, at fair value	249,807	238,043
Financial instruments owned and pledged as collateral, at fair value	42,471	38,983

Total financial instruments owned, at fair value	292,278	277,026

Other assets	18,942	17,312

Total assets	$758,821	$706,804

Liabilities and shareholders’ equity
Secured short-term borrowings	$8,482	$7,972
Unsecured short-term borrowings	49,870	47,247

Total short-term borrowings, including the current portion of long-term borrowings	58,352	55,219

Payables to brokers, dealers and clearing organizations	7,435	10,014
Payables to customers and counterparties	180,636	178,304
Securities loaned	22,902	23,331
Securities sold under agreements to repurchase	167,226	149,026
Financial instruments sold, but not yet purchased, at fair value	153,887	149,071
Other liabilities and accrued expenses	24,817	13,830

Secured long-term borrowings	18,518	15,669
Unsecured long-term borrowings	96,133	84,338

Total long-term borrowings	114,651	100,007

Total liabilities	729,906	678,802

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 70,000 shares issued and outstanding as of February 2006 with liquidation preference of $25,000 per share	1,750	1,750
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 587,186,019 and 573,970,935 shares issued as of February 2006 and November 2005, respectively, and 431,259,569 and 437,170,695 shares outstanding as of February 2006 and November 2005, respectively	6	6
Restricted stock units and employee stock options	3,305	3,415
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	18,413	17,159
Retained earnings	21,416	19,085
Accumulated other comprehensive income	15	—
Common stock held in treasury, at cost, par value $0.01 per share; 155,926,450 and 136,800,240 shares as of February 2006 and November 2005, respectively	(15,990)	(13,413)

Total shareholders’ equity	28,915	28,002

Total liabilities and shareholders’ equity	$758,821	$706,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended

	February	November
	2006	2005

	(in millions, except
	per share amounts)
Preferred stock
Balance, beginning of year	$1,750	$—
Issued	—	1,750

Balance, end of period	1,750	1,750

Common stock, par value $0.01 per share
Balance, beginning of year	6	6
Issued	—	—

Balance, end of period	6	6

Restricted stock units and employee stock options
Balance, beginning of year	3,415	2,013
Issued	670	1,871
Delivered	(697)	(423)
Forfeited	(82)	(37)
Options exercised	(1)	(9)

Balance, end of period	3,305	3,415

Additional paid-in capital
Balance, beginning of year	17,159	15,501
Issuance of common stock	1,001	1,417
Preferred stock issuance costs	—	(31)
Excess tax benefit related to share-based compensation	253	272

Balance, end of period	18,413	17,159

Retained earnings
Balance, beginning of year	19,085	13,970
Net earnings	2,479	5,626
Dividends declared on common stock	(122)	(494)
Dividends declared on preferred stock	(26)	(17)

Balance, end of period	21,416	19,085

Unearned compensation
Balance, beginning of year	—	(117)
Amortization of restricted stock units	—	117

Balance, end of period	—	—

Accumulated other comprehensive income
Balance, beginning of year	—	11
Currency translation adjustment, net of tax	17	(27)
Minimum pension liability adjustment, net of tax	—	(11)
Net gains on cash flow hedges, net of tax	1	9
Net unrealized holding (losses)/gains, net of tax	(3)	18

Balance, end of period	15	—

Common stock held in treasury, at cost
Balance, beginning of year	(13,413)	(6,305)
Repurchased	(2,577)	(7,108)

Balance, end of period	(15,990)	(13,413)

Total shareholders’ equity	$28,915	$28,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended February

	2006	2005
	(in millions)
Cash flows from operating activities
Net earnings	$2,479	$1,512
Noncash items included in net earnings
Depreciation and amortization	175	161
Amortization of identifiable intangible assets	44	37
Share-based compensation	333	219
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(1,009)	3,012
Net receivables from brokers, dealers and clearing organizations	(2,400)	343
Net payables to customers and counterparties	(5,282)	(4,739)
Securities borrowed, net of securities loaned	(8,645)	(25,763)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	5,377	39,814
Financial instruments owned, at fair value	(14,878)	(11,429)
Financial instruments sold, but not yet purchased, at fair value	4,466	(6,541)
Other, net	(316)	(2,336)

Net cash used for operating activities	(19,656)	(5,710)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(674)	(507)
Proceeds from sales of property, leasehold improvements and equipment	24	—
Business acquisitions, net of cash acquired	(270)	(517)

Net cash used for investing activities	(920)	(1,024)

Cash flows from financing activities
Short-term borrowings, net	3,938	(3,898)
Issuance of long-term borrowings	18,239	18,821
Repayment of long-term borrowings, including the current portion of long-term borrowings	(4,011)	(6,253)
Derivative contracts with a financing element, net	620	174
Common stock repurchased	(2,577)	(1,225)
Dividends paid on common and preferred stock	(148)	(128)
Proceeds from issuance of common stock	644	409
Excess tax benefit related to share-based compensation	181	—

Net cash provided by financing activities	16,886	7,900

Net (decrease)/increase in cash and cash equivalents	(3,690)	1,166

Cash and cash equivalents, beginning of year	10,261	4,365

Cash and cash equivalents, end of period	$6,571	$5,531

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of capitalized interest, were $7.11 billion and $3.63 billion during the three months ended February 2006 and February 2005, respectively.
Cash payments for income taxes, net of refunds, were $659 million and $216 million during the three months ended February 2006 and February 2005, respectively.
Noncash activities:
The firm assumed $197 million of debt in connection with business acquisitions during the three months ended February 2005.
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months
	Ended February

	2006	2005

	(in millions)

Net earnings	$2,479	$1,512
Currency translation adjustment, net of tax	17	—
Net gains on cash flow hedges, net of tax	1	—
Net unrealized holding losses, net of tax	(3)	—

Comprehensive income	$2,494	$1,512

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

Basis of Presentation
       These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, the accounting for goodwill and identifiable intangible assets, the determination of compensation and benefits expenses for interim periods and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.
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
       These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the firm’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005. The condensed consolidated financial information as of November 25, 2005 has been derived from audited consolidated financial statements not included herein.
       These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.
       Unless specifically stated otherwise, all references to February 2006 and February 2005 refer to the firm’s fiscal periods ended, or the dates, as the context requires, February 24, 2006 and February 25, 2005, respectively. All references to November 2005, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 25, 2005. All references to 2006, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, November 24, 2006. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Revenue Recognition
       Investment Banking.   Underwriting revenues and fees from mergers and acquisitions and other financial advisory assignments are recognized in the condensed consolidated statements of earnings when the services related to the underlying transaction are completed under the terms of the engagement. Expenses associated with such transactions are deferred until the related revenue is recognized or the engagement is otherwise concluded. Underwriting revenues are presented net of related expenses. Expenses associated with financial advisory transactions are recorded as non-compensation expenses, net of client reimbursements.
       Financial Instruments.   “Total financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reflected in the condensed consolidated statements of financial condition on a trade-date basis and consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses generally recognized in the condensed consolidated statements of earnings. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
       In determining fair value, the firm separates its financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments.

•	Cash Trading Instruments. Fair values of the firm’s cash trading instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued in this manner include U.S. government and agency securities, other sovereign government obligations, liquid mortgage products, investment-grade and high-yield corporate bonds, listed equities, money market securities, state, municipal and provincial obligations, and physical commodities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Certain cash trading instruments trade infrequently and have little or no price transparency. Such instruments may include certain corporate bank loans, mortgage whole loans and distressed debt. The firm values these instruments initially at cost and generally does not adjust valuations unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios or changes in the credit ratings of the underlying companies). Where there is evidence supporting a change in the value, the firm uses valuation methodologies such as the present value of known or estimated cash flows.

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

The firm’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and the downside protection on the conversion strike price. The firm’s investment in the convertible preferred stock of SMFG is generally nontransferable, but is freely convertible into SMFG common stock. Restrictions on the firm’s ability to hedge or sell two-thirds of the common stock underlying its investment in SMFG lapsed in equal installments on February 7, 2005 and March 9, 2006. As of the date of this filing, the firm was fully hedged with respect to the first one-third installment of the unrestricted shares and partially hedged with respect to the second one-third installment of the unrestricted shares. Restrictions on the firm’s ability to hedge or sell the remaining one-third installment lapse on February 7, 2007. Effective March 1, 2006, the conversion price of the firm’s SMFG preferred stock into shares of SMFG common stock is ¥320,700. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,700).
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
       Collateralized Financing Arrangements.   Collateralized financing arrangements consist of resale and repurchase agreements and securities borrowed and loaned. Interest income or expense on resale and repurchase agreements and securities borrowed and loaned is recognized in net revenues over the life of the transaction.

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
       Power Generation.   Power generation revenues associated with the firm’s consolidated power generation facilities are included in “Trading and principal investments” in the condensed consolidated statements of earnings when power is delivered. “Cost of power generation” in the condensed consolidated statements of earnings includes all of the direct costs of these facilities (e.g., fuel, operations and maintenance), as well as the depreciation and amortization associated with the facilities and related contractual assets.
       The following table sets forth the power generation revenues and costs directly associated with the firm’s consolidated power generation facilities:

	Three Months
	Ended February

	2006	2005

	(in millions)
Revenues (1)	$112	$130
Cost of power generation	98	110

(1)	Excludes revenues from nonconsolidated power generation facilities, accounted for in accordance with the equity method of accounting, as well as revenues associated with the firm’s power trading activities.
       Commissions.   Commission revenues from executing and clearing client transactions on stock, options and futures markets worldwide are recognized in “Trading and principal investments” in the condensed consolidated statements of earnings on a trade-date basis.
       Insurance Contracts.    Revenues from variable annuity and variable life insurance contracts generally consist of fees assessed on contract holder account balances for mortality charges, policy administration and surrender charges. These fees are recognized in the condensed consolidated

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
statements of earnings in the period that services are provided. Premiums earned for providing property and catastrophe reinsurance are recognized in revenues over the coverage period, net of premiums ceded for the cost of reinsurance. Insurance revenues are included in “Trading and principal investments” in the condensed consolidated statements of earnings.
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

Share-Based Compensation
       Effective for the first quarter of 2006, the firm adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The firm adopted SFAS No. 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent to adoption. The accounting treatment of share-based awards granted to retirement-eligible employees prior to the firm’s adoption of SFAS No. 123-R has not changed and financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123-R.
       Two key differences between SFAS No. 123-R and SFAS No. 123 are:
       First, SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of 2006, the firm recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123-R as of the first day of the firm’s 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to the firm’s results of operations for the quarter.
       Second, SFAS No. 123-R requires the immediate expensing of share-based awards granted to retirement-eligible employees, including awards subject to non-compete agreements. Share-based

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, the firm’s compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both the amortization (and acceleration) of awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R as well as the full grant-date fair value of new awards granted to such employees under SFAS No. 123-R. The estimated annual noncash expense in fiscal 2006 associated with the continued amortization of share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R is approximately $650 million, of which $237 million was recognized in the first quarter.
       The firm began to account for share-based awards in accordance with the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” in 2003. Share-based employee awards granted for the year ended November 29, 2002 and prior years were accounted for under the intrinsic-value-based method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Therefore, no compensation expense was recognized for unmodified stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant.
       If the firm were to recognize compensation expense over the relevant service period, generally three years, under the fair value method per SFAS No. 123 with respect to stock options granted for the year ended November 29, 2002 and prior years, net earnings would have decreased for the three months ended February 2005, resulting in pro forma net earnings and earnings per common share (EPS) as set forth below:

Three Months Ended
February 2005

(in millions, except per share amounts)
Net earnings applicable to common shareholders, as reported	$1,512

Add: Share-based compensation expense, net of related tax effects, included in reported net earnings	141
Deduct: Share-based compensation expense, net of related tax effects, determined under the fair value method for all awards	(153)

Pro forma net earnings applicable to common shareholders	$1,500

Earnings per common share, as reported
Basic	$3.06
Diluted	2.94
Pro forma earnings per common share
Basic	$3.03
Diluted	2.91
       The firm pays cash dividend equivalents on outstanding restricted stock units. Dividend equivalents paid on restricted stock units accounted for under SFAS No. 123 and SFAS No. 123-R are charged to retained earnings when paid. Dividend equivalents paid on restricted stock units that are later forfeited by employees are reclassified to compensation expense from retained earnings. Dividend equivalents paid on restricted stock units granted prior to 2003 were accounted for under APB Opinion No. 25 and charged to compensation expense.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       Prior to the adoption of SFAS No. 123-R, the firm presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the condensed consolidated statements of cash flows. SFAS No. 123-R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities. The excess tax benefit of $181 million related to share-based compensation included in cash flows from financing activities in the first quarter of 2006 would have been included in cash flows from operating activities if the firm had not adopted SFAS No. 123-R.

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

Identifiable Intangible Assets
       Identifiable intangible assets, which consist primarily of customer lists, above-market power contracts, specialist rights and the value of business acquired (VOBA) in the firm’s insurance subsidiaries, are amortized over their estimated useful lives. Identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       The firm’s operating leases include space held in excess of current requirements. Rent expense relating to space held for growth is included in “Occupancy” in the condensed consolidated statements of earnings. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the firm records a liability, based on the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value upon termination.

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

Recent Accounting Developments
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
       In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. As permitted, the firm early adopted SFAS No. 155 in the first quarter of fiscal 2006. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.
       Effective for the first quarter of 2006, the firm adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. The firm acquires residential mortgage servicing rights in connection with its mortgage securitization activities and has elected under SFAS No. 156 to account for these servicing rights at fair value. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.	Financial Instruments

Fair Value of Financial Instruments
       The following table sets forth the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value:

	As of

	February 2006				November 2005

	Assets		Liabilities		Assets		Liabilities
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$14,672	(1)	$—		$14,609	(1)	$—
U.S. government, federal agency and sovereign obligations	61,915		59,090		68,688		51,458
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	38,697		306		31,459		223
Investment-grade corporate bonds	14,017		4,289		12,415		4,232
Bank loans	17,215		996		13,843		288
High-yield securities	10,208		2,194		8,822		2,072
Preferred stock	7,811		116		7,315		71
Other	973		515		877		278

	88,921		8,416		74,731		7,164
Equities and convertible debentures	65,085		30,690		56,656		32,565
State, municipal and provincial obligations	3,120		—		2,524		—
Derivative contracts	56,907	(2)	55,259	(3)	58,532	(2)	57,829	(3)
Physical commodities	1,658		432		1,286		55

Total	$292,278	(4)	$153,887		$277,026		$149,071

(1)	Includes $8.12 billion and $6.12 billion, as of February 2006 and November 2005, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program.

(2)	Net of cash received pursuant to credit support agreements of $23.69 billion and $22.61 billion as of February 2006 and November 2005, respectively.

(3)	Net of cash paid pursuant to credit support agreements of $17.86 billion and $16.10 billion as of February 2006 and November 2005, respectively.

(4)	Includes approximately $1.40 billion of U.S. government, federal agency and other debt instruments, which are held by the firm’s insurance subsidiaries and accounted for as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

	As of

	February 2006		November 2005

	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$11,048	$12,382	$13,921	$15,345
Swap agreements	25,789	20,761	25,865	22,001
Option contracts	20,070	22,116	18,746	20,483

Total	$56,907	$55,259	$58,532	$57,829

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
       During the three months ended February 2006 and February 2005, the firm securitized $19.25 billion and $15.24 billion, respectively, of financial assets, including $18.15 billion and $14.43 billion, respectively, of residential mortgage loans and securities. Cash flows received on retained interests were approximately $211 million and $208 million for the three months ended February 2006 and February 2005, respectively.
       As of February 2006 and November 2005, the firm held $5.79 billion and $6.07 billion of retained interests, respectively, including $5.37 billion and $5.62 billion, respectively, held in QSPEs. The fair value of retained interests valued using quoted market prices in active markets was $1.95 billion and $1.34 billion as of February 2006 and November 2005, respectively.
       The following table sets forth the weighted average key economic assumptions used in measuring retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of February 2006		As of November 2005

	Type of Retained Interests		Type of Retained Interests

	Mortgage-	Corporate Debt	Mortgage-	Corporate Debt
	Backed	and Other (3)	Backed	and Other (3)

	($ in millions)

Fair value of retained interests	$2,357	$1,482	$2,928	$1,799
Weighted average life (years)	6.2	3.7	5.7	5.1

Annual constant prepayment rate	23.7%	N/A	18.6%	N/A
Impact of 10% adverse change	$(30)	$—	$(44)	$—
Impact of 20% adverse change	(49)	—	(73)	—

Annual credit losses (1)	3.0%	2.8%	5.0%	2.5%
Impact of 10% adverse change (2)	$(44)	$(3)	$(25)	$(4)
Impact of 20% adverse change (2)	(81)	(5)	(48)	(9)

Annual discount rate	8.8%	5.8%	7.4%	6.5%
Impact of 10% adverse change	$(76)	$(11)	$(70)	$(13)
Impact of 20% adverse change	(146)	(25)	(136)	(29)

(1)	Annual percentage credit loss is based only on positions in which expected credit loss is a key assumption in the determination of fair values.

(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(3)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.
       The preceding table does not give effect to the offsetting benefit of other financial instruments that are held to hedge risks inherent in these retained interests. Changes in fair value based on an adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the impact of a change in a particular assumption is calculated independently of changes in any other assumption.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed above.
       In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests approximated $6 billion and $5 billion as of February 2006 and November 2005, respectively.
       In connection with the issuance of asset-repackaged notes to investors, the firm had derivative receivables from QSPEs, to which the firm has transferred assets, with a fair value of $97 million and $108 million as of February 2006 and November 2005, respectively. These receivables are collateralized by a first-priority interest in the assets held by each QSPE.

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
       The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs where the firm does not hold a majority voting interest:

	As of

	February	November
	2006	2005

	(in millions)

Consolidated VIE assets (1)	$7,155	$6,624
Maximum exposure to loss	4,469	3,944

(1)	Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       The following tables set forth total assets in nonconsolidated VIEs in which the firm holds significant variable interests and the firm’s maximum exposure to loss associated with these interests:

	As of February 2006
	Maximum Exposure to Loss in Nonconsolidated VIEs

		Purchased
		and	Commitments
	VIE	Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)
Collateralized debt obligations	$21,985	$544	$—	$2,312	$—	$2,856
Asset repackagings and credit-linked notes	2,879	—	—	1,797	—	1,797
Power-related	5,024	2	92	—	1,008	1,102
Investments in loans and real estate	14,041	—	12	—	1,216	1,228
Mortgage-backed and other asset-backed	6,489	189	190	55	526	960

Total	$50,418	$735	$294	$4,164	$2,750	$7,943

	As of November 2005
	Maximum Exposure to Loss in Nonconsolidated VIEs

		Purchased
		and	Commitments
	VIE	Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)
Collateralized debt obligations	$19,437	$780	$—	$2,074	$—	$2,854
Asset repackagings and credit-linked notes	2,568	—	—	1,527	—	1,527
Power-related	6,667	2	95	—	1,070	1,167
Investments in loans and real estate	14,232	—	11	—	1,082	1,093
Mortgage-backed and other asset-backed	6,378	208	248	52	426	934

Total	$49,282	$990	$354	$3,653	$2,578	$7,575

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
       The firm obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, derivative transactions, customer margin loans and other secured

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
borrowing activities to finance inventory positions, to meet customer needs and to satisfy settlement requirements. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, to enter into securities lending or derivative transactions, or to cover short positions. As of February 2006 and November 2005, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $679.73 billion and $629.94 billion, respectively, of which the firm sold or repledged $590.14 billion and $550.33 billion, respectively.
       The firm also pledges securities it owns. Counterparties may or may not have the right to sell or repledge the securities. Securities owned and pledged to counterparties that have the right to sell or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $42.47 billion and $38.98 billion as of February 2006 and November 2005, respectively. Securities owned and pledged in connection with repurchase and securities lending agreements to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and were $93.24 billion and $93.90 billion as of February 2006 and November 2005, respectively.
       In addition to repurchase and securities lending agreements, the firm also pledges securities and other assets it owns to counterparties that do not have the right to sell or repledge, in order to collateralize secured short-term and long-term borrowings. In connection with these transactions, the firm pledged assets of $30.53 billion and $27.84 billion as collateral as of February 2006 and November 2005, respectively. See Note 4 and Note 5 for further information regarding the firm’s secured short-term and long-term borrowings.

Note 4.	Short-Term Borrowings
       The firm obtains short-term borrowings primarily through the use of promissory notes, commercial paper, secured debt and bank loans. As of February 2006 and November 2005, secured short-term borrowings were $8.48 billion and $7.97 billion, respectively. Unsecured short-term borrowings were $49.87 billion and $47.25 billion as of February 2006 and November 2005, respectively. Short-term borrowings also include the portion of long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       Short-term borrowings are set forth below:

	As of

	February	November
	2006	2005

	(in millions)

Promissory notes	$18,996	$17,339
Commercial paper	5,533	5,154
Secured debt, bank loans and other	16,352	15,975
Current portion of secured and unsecured long-term borrowings	17,471	16,751

Total (1)(2)	$58,352	$55,219

(1)	As of February 2006 and November 2005, the weighted average interest rates for short-term borrowings, including commercial paper, were 4.37% and 3.98%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 4.33% and 3.86% as of February 2006 and November 2005, respectively.

(2)	Short-term borrowings as of February 2006 include $325 million of hybrid financial instruments accounted for at fair value under SFAS No. 155.

Note 5.	Long-Term Borrowings
       The firm obtains secured and unsecured long-term borrowings, which consist principally of senior borrowings with maturities extending to 2035. As of February 2006 and November 2005, secured long-term borrowings were $18.52 billion and $15.67 billion, respectively. Unsecured long-term borrowings were $96.13 billion and $84.34 billion as of February 2006 and November 2005, respectively.
       Long-term borrowings are set forth below:

	As of

	February	November
	2006	2005

	(in millions)
Fixed rate obligations (1)
U.S. dollar	$38,442	$35,530
Non-U.S. dollar	17,271	16,224
Floating rate obligations (2)
U.S. dollar	38,471	31,952
Non-U.S. dollar	20,467	16,301

Total (3)	$114,651	$100,007

(1)	As of both February 2006 and November 2005, interest rates on U.S. dollar fixed rate obligations ranged from 3.72% to 12.00%. As of February 2006 and November 2005, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.50% to 8.88% and from 0.65% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

(3)	Long-term borrowings as of February 2006 include $835 million of hybrid financial instruments accounted for at fair value under SFAS No. 155.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       Long-term borrowings include nonrecourse debt issued by the following subsidiaries, as set forth in the table below. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay.

	As of

	February	November
	2006	2005

	(in millions)

William Street Funding Corporation	$7,115	$5,107
Variable interest entities	6,688	5,568
Other subsidiaries	2,533	2,951

Total (1)	$16,336	$13,626

(1)	Includes $1.05 billion and $1.33 billion of nonrecourse debt related to the firm’s consolidated power generation facilities as of February 2006 and November 2005, respectively.
       Long-term borrowings by fiscal maturity date are set forth below:

	As of

	February 2006 (1) (2)			November 2005 (1) (2)

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total

	(in millions)

2007	$12,148	$521	$12,669	$13,662	$861	$14,523
2008	9,381	2,870	12,251	6,218	2,872	9,090
2009	11,510	3,160	14,670	9,241	3,094	12,335
2010	6,276	8,364	14,640	6,411	7,698	14,109
2011	5,659	2,166	7,825	4,840	1,430	6,270
2012-thereafter	31,939	20,657	52,596	27,110	16,570	43,680

Total	$76,913	$37,738	$114,651	$67,482	$32,525	$100,007

(1)	Long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       The effective weighted average interest rates for long-term borrowings, after hedging activities, are set forth below:

	As of

	February		November
	2006		2005

	Amount	Rate	Amount	Rate

	($ in millions)

Fixed rate obligations	$2,842	5.93%	$3,468	5.48%
Floating rate obligations	111,809	4.78	96,539	4.31

Total	$114,651	4.81	$100,007	4.35

Deferrable Interest Junior Subordinated Debentures
       In February 2004, Goldman Sachs Capital I (the Trust), a wholly owned Delaware statutory trust, was formed by the firm for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures from Group Inc. and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of February 2006 and November 2005, the firm held all of the common beneficial interests.
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

Commitments
       Forward Secured Financings.    The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $52.36 billion and $49.93 billion as of February 2006 and November 2005, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       Commitments to Extend Credit.    In connection with its lending activities, the firm had outstanding commitments of $58.42 billion and $61.12 billion as of February 2006 and November 2005, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value.
       The following table summarizes the firm’s commitments to extend credit at February 2006 and November 2005:
Commitments to Extend Credit
(in millions)

	As of

	February	November
	2006	2005

William Street program	$14,943	$14,505
Other commercial lending commitments
Investment-grade	11,894	17,592
Non-investment-grade	15,650	18,536
Warehouse financing	15,934	10,489

Total commitments to extend credit	$58,421	$61,122

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the William Street credit extension program are issued by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, and also by other subsidiaries of Group Inc. William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, was formed to raise funding to support the William Street credit extension program. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to these commitments, the firm has credit loss protection provided to it by SMFG, which is generally limited to 95% of the first loss the firm realizes on approved loan commitments, subject to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments, subject to a maximum of $1.13 billion. The firm also uses other financial instruments to hedge certain William Street commitments not covered by SMFG.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Other commercial lending commitments. In addition to the commitments issued under the William Street credit extension program, the firm extends other credit commitments, primarily in connection with contingent acquisition financing and other types of corporate lending. As part of its ongoing credit origination activities, the firm may reduce its credit risk on commitments by syndicating all or substantial portions to other investors. Additionally, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets to be securitized, primarily in connection with CDOs and mortgage securitizations. These financings are expected to be repaid from the proceeds of the related securitizations, for which the firm may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of mortgage-backed and other asset-backed securities, residential and commercial mortgages and corporate debt instruments.
       Letters of Credit.    The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $8.16 billion and $9.23 billion as of February 2006 and November 2005, respectively.
       Merchant Banking Commitments.    The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt securities in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $4.38 billion and $3.54 billion in corporate and real estate investment funds as of February 2006 and November 2005, respectively.
       Construction-Related Commitments.    As of February 2006 and November 2005, the firm had construction-related commitments of $1.17 billion and $579 million, respectively, including commitments of $1.03 billion and $481 million, respectively, related to the development of wind energy projects. Construction-related commitments also include outstanding commitments of $79 million and $47 million as of February 2006 and November 2005, respectively, related to the firm’s new world headquarters in New York City, expected to cost between $2.3 billion and $2.5 billion.
       Underwriting Commitments.    As of February 2006, the firm had commitments to purchase $2.88 billion of securities in connection with its underwriting activities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       Other.    In January 2006, the firm entered into a definitive agreement to invest $2.58 billion in Industrial and Commercial Bank of China Limited (ICBC), with investment funds managed by the firm assuming a substantial portion of the firm’s economic interest. The transaction is expected to close during the firm’s second fiscal quarter of 2006, subject to the receipt of regulatory approvals and other closing conditions.
       The firm had other purchase commitments of $914 million and $644 million as of February 2006 and November 2005, respectively.
       Leases.    The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, are set forth below:

(in millions)
Minimum rental payments
Remainder of 2006	$302
2007	553
2008	354
2009	354
2010	267
2011-thereafter	2,199

Total	$4,029

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
       The firm is contingently liable to provide guaranteed mortality benefits in connection with its insurance business. The net amount at risk, representing guaranteed mortality benefits in force under annuity contracts in excess of contract holder account balances, was $1.5 billion as of February 2006. The average attained age of contract holders was 70 years as of February 2006.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of February 2006 and November 2005:

	As of February 2006
		Maximum Payout/Notional Amount by Period of Expiration (4)

	Carrying	Remainder	2007-	2009-	2011-
	Value	of 2006	2008	2010	Thereafter	Total
		(in millions)
Derivatives (1)	$5,826	$310,519	$296,942	$267,052	$397,243	$1,271,756
Securities lending indemnifications (2)	—	15,659	—	—	—	15,659
Guarantees of trust preferred beneficial interest (3)	—	87	349	349	6,851	7,636
Guarantee of the collection of contractual cash flows	—	4	141	1	20	166
Merchant banking fund-related commitments	—	34	24	5	57	120
Letters of credit and other guarantees	6	429	144	9	91	673

	As of November 2005
		Maximum Payout/Notional Amount by Period of Expiration (4)

	Carrying		2007-	2009-	2011-
	Value	2006	2008	2010	Thereafter	Total
		(in millions)
Derivatives (1)	$8,217	$356,131	$244,163	$259,332	$289,459	$1,149,085
Securities lending indemnifications (2)	—	16,324	—	—	—	16,324
Guarantees of trust preferred beneficial interest (3)	—	174	349	349	6,851	7,723
Guarantee of the collection of contractual cash flows	—	147	2	95	20	264
Merchant banking fund-related commitments	—	15	23	6	56	100
Letters of credit and other guarantees	4	354	119	129	101	703

(1)	The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held by the lenders in connection with securities lending indemnifications was $16.26 billion and $16.89 billion as of February 2006 and November 2005, respectively.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust. (See Note 5 for further information regarding the Trust.)

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of February 2006 and November 2005.
       The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of February 2006 and November 2005.

Note 7.	Shareholders’ Equity
       On March 13, 2006, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per share to be paid on May 25, 2006, to common shareholders of record on April 25, 2006.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       As of February 2006, the firm had 70,000 shares of preferred stock outstanding in three series as set forth in the following table:
Preferred Stock by Series

		Shares	Shares	Earliest	Redemption Value
Series	Description	Issued	Authorized	Redemption Date	(in millions)

A	Perpetual Floating Rate	30,000	50,000	April 25, 2010	$750
	Non-Cumulative

B	Perpetual 6.20%	32,000	50,000	October 31, 2010	800
	Non-Cumulative

C	Perpetual Floating Rate	8,000	25,000	October 31, 2010	200
	Non-Cumulative

		70,000	125,000		$1,750

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
       On March 13, 2006 the Board declared a dividend per preferred share of $338.08, $387.50 and $338.08 for Series A, Series B and Series C preferred stock, respectively, to be paid on May 10, 2006 to preferred shareholders of record on April 25, 2006.
       During the three months ended February 2006, the firm repurchased 19.1 million shares of its common stock at a total cost of $2.58 billion. The average price paid per share for repurchased shares was $134.75 for the three months ended February 2006. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, the firm cancelled 2.9 million restricted stock units at a total cost of $371 million in the first quarter of 2006.
       The following table sets forth the firm’s accumulated other comprehensive income by type:

	As of

	February		November
	2006		2005

	(in millions)
Currency translation adjustment, net of tax	$1		$(16)
Minimum pension liability adjustment, net of tax	(11)		(11)
Net gains on cash flow hedges, net of tax	10		9
Net unrealized holding gains, net of tax	15	(1)	18

Total accumulated other comprehensive income, net of tax	$15		$—

(1)	Consists of net unrealized losses of $2 million on available-for-sale securities held by the firm’s insurance subsidiaries and net unrealized gains of $17 million on available-for-sale securities held by investees accounted for under the equity method.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Note 8.  Earnings Per Common Share
       The computations of basic and diluted earnings per common share are set forth below:

	Three Months
	Ended February

	2006	2005

	(in millions, except
	per share amounts)
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,453	$1,512

Denominator for basic EPS — weighted average number of common shares	457.3	494.3
Effect of dilutive securities
Restricted stock units	10.9	7.8
Stock options	15.1	13.0

Dilutive potential common shares	26.0	20.8

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	483.3	515.1

Basic EPS	$5.36	$3.06
Diluted EPS	5.08	2.94

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months
	Ended February

	2006	2005

	(in millions)
Number of antidilutive options, end of period	—	1

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill
       As of February 2006 and November 2005, goodwill of $3.12 billion and $3.15 billion, respectively, was included in “Other assets” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets
       The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of

		February	November
		2006	2005

		(in millions)
Customer lists (1)	Gross carrying amount	$1,021	$1,021
	Accumulated amortization	(257)	(244)

	Net carrying amount	$764	$777

Power contracts (2)	Gross carrying amount	$739	$497
	Accumulated amortization	(20)	(16)

	Net carrying amount	$719	$481

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(142)	(134)

specialist rights	Net carrying amount	$572	$580

Value of business	Gross carrying amount	$279	$—
acquired (VOBA) (3)	Accumulated amortization	—	—

	Net carrying amount	$279	$—

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF)	Accumulated amortization	(29)	(27)

specialist rights	Net carrying amount	$109	$111

Other (4)	Gross carrying amount	$314	$312
	Accumulated amortization	(214)	(206)

	Net carrying amount	$100	$106

Total	Gross carrying amount	$3,205	$2,682
	Accumulated amortization	(662)	(627)

	Net carrying amount	$2,543	$2,055

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK LLC (SLK) and financial counseling customer lists related to The Ayco Company, L.P.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix Energy, Inc. and National Energy & Gas Transmission, Inc. (NEGT). Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of the firm’s secured short-term and long-term borrowings. The weighted average remaining life of these power contracts is approximately 11 years.

(3)	Represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in fiscal 2006. VOBA is amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA is seven years as of the end of the first quarter.

(4)	Primarily includes technology-related and other assets related to SLK.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       Identifiable intangible assets are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 13 years. There were no identifiable intangible assets that were considered to be indefinite-lived and, therefore, not subject to amortization.
       The estimated future amortization for existing identifiable intangible assets through 2011 is set forth below:

(in millions)
Remainder of 2006	$208
2007	228
2008	201
2009	193
2010	187
2011	182

Note 10.	Other Assets and Other Liabilities

Other Assets
       Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of

	February	November
	2006	2005

	(in millions)
Goodwill and identifiable intangible assets (1)	$5,667	$5,203
Property, leasehold improvements and equipment (2)	5,505	5,097
Equity-method investments and joint ventures	2,393	2,965
Income tax-related assets	1,403	1,304
Miscellaneous receivables and other	3,974	2,743

Total	$18,942	$17,312

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(2)	Net of accumulated depreciation and amortization of $4.80 billion and $4.62 billion for February 2006 and November 2005, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities
       Other liabilities and accrued expenses primarily includes insurance-related liabilities, compensation and benefits, minority interest in consolidated entities, litigation liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of

	February	November
	2006	2005

	(in millions)
Separate account liabilities (1)	$8,595	$—
Compensation and benefits	5,325	6,598
Minority interest	3,507	3,164
Other insurance-related liabilities (2)	2,428	—
Accrued expenses and other payables	4,962	4,068

Total	$24,817	$13,830

(1)	Offsetting separate account assets, representing segregated contract holder funds under variable annuity and variable life insurance contracts, are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

(2)	Consists of $2.12 billion of contract holder account balances and liabilities for future benefits and $310 million in reserves for guaranteed minimum death and income benefits on variable annuity contracts. Such reserves represent estimates, under multiple scenarios, of future guaranteed benefits expected to be paid less future fees expected to be earned. Related to the $2.12 billion is a receivable of $805 million for risks ceded to reinsurers included in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Reinsurance contracts do not relieve the firm from its obligations to contract holders.

Note 11.	Employee Benefit Plans
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months
	Ended February

	2006	2005

	(in millions)
U.S. pension
Service cost	$—	$—
Interest cost	5	5
Expected return on plan assets	(7)	(7)
Net amortization	2	2

Total	$—	$—

Non-U.S. pension
Service cost	$14	$11
Interest cost	6	5
Expected return on plan assets	(7)	(6)
Net amortization	3	3
Other (1)	—	(17)

Total	$16	$(4)

Postretirement
Service cost	$4	$3
Interest cost	5	3
Net amortization	5	1

Total	$14	$7

(1)	Represents a benefit as a result of the termination of a Japanese pension plan.
       The firm expects to contribute a minimum of $13 million to its pension plans and $7 million to its postretirement plans in fiscal 2006.

Note 12.	Employee Incentive Plans

Stock Incentive Plan
       The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (the Amended SIP), which provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other share-based awards. In the second quarter of fiscal 2003, the Amended SIP was approved by the firm’s shareholders, effective for grants after April 1, 2003, and no further awards were or will be made under the original plan after that date, although awards granted under the original plan prior to that date remain outstanding.
       The total number of shares of common stock that may be issued under the Amended SIP through fiscal 2008 may not exceed 250 million shares and, in each fiscal year thereafter, may not exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous fiscal years but not covered by awards granted in such years. As of February 2006 and

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
November 2005, 195.6 million and 196.6 million shares were available for grant under the Amended SIP.

Restricted Stock Units
       The firm issued restricted stock units to employees under the Amended SIP, primarily in connection with year-end compensation and acquisitions. Of the total restricted stock units outstanding as of February 2006 and November 2005, (i) 29.3 million units and 30.1 million units, respectively, required future service as a condition to the delivery of the underlying shares of common stock and (ii) 18.4 million units and 25.0 million units, respectively, did not require future service. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain other requirements outlined in the award agreements. When delivering the underlying shares to employees, the firm generally issues new shares of common stock, as opposed to reissuing treasury shares.
       The activity related to these restricted stock units is set forth below:

			Weighted Average
			Grant-Date Fair
	Restricted Stock Units		Value of Restricted
	Outstanding		Stock Units Outstanding

	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required

Outstanding, November 2005 (1)	30,117,820	24,993,866	$112.01	$107.18
Granted (2) (3)	283,068	137,973	133.25	137.88
Forfeited	(63,442)	(158,429)	103.05	98.07
Delivered	—	(7,661,278)	—	90.80
Vested (3)	(1,051,747)	1,051,747	106.11	106.11

Outstanding, February 2006	29,285,699	18,363,879	$112.44	$114.35

(1)	Includes restricted stock units granted to employees in the three month period ended February 2006 as part of compensation for fiscal 2005.

(2)	The weighted average grant-date fair value of restricted stock units granted for the three months ended February 2006 was $134.76 per unit, compared with $109.28 per unit for the same prior year period.

(3)	The aggregate fair value of awards vested during the period was $155 million.

Stock Options
       As of November 2004, all stock options granted to employees in May 1999 in connection with the firm’s initial public offering became fully vested and exercisable. Stock options granted to employees subsequent to the firm’s initial public offering generally vest as outlined in the applicable stock option agreement and first become exercisable on the third anniversary of the grant date. Year-end stock options for 2005 become exercisable in January 2009 and expire on November 27, 2015. Shares received on exercise prior to January 2010 will not be transferable until January 2010. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. In general, all stock options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation in certain circumstances in accordance with the terms of the Amended SIP and the applicable stock option agreement. The dilutive effect of the firm’s outstanding stock options is included in “Average common shares outstanding — Diluted” on the condensed consolidated statements of earnings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       The activity related to these stock options is set forth below:

				Weighted
		Weighted	Aggregate	Average
	Options	Average	Intrinsic Value	Remaining Life
	Outstanding	Exercise Price	(in millions)	(in years)

Outstanding, November 2005 (1)	64,237,687	$83.24
Granted	—	—
Exercised	(8,136,558)	77.43
Forfeited	(164,258)	95.95

Outstanding, February 2006	55,936,871	$84.05	$3,362	5.6

Exercisable, February 2006	51,757,594	80.78	3,280	5.3

(1)	Includes stock options granted to employees in the three month period ended February 2006 as part of compensation for fiscal 2005.
       The total intrinsic value of options exercised during the three months ended February 2006 and February 2005 was $441 million and $256 million, respectively.
       The following table sets forth share-based compensation and the related tax benefit:

	Three Months
	Ended February

	2006	2005

	(in millions)

Noncash employee share-based compensation	$333	$219
Cash settled equity	13	—

Total employee share-based compensation	346	219

Excess tax benefit related to options exercised	156	90
Excess tax benefit related to share-based compensation (1)	253	92

(1)	Represents the tax benefit, recognized in additional paid-in capital, on stock options exercised and the delivery of shares underlying vested restricted stock units.
       As of February 2006, there was $2.15 billion of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.26 years.
       The firm’s stock repurchase program is intended to maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, share-based awards and exercises of employee stock options, the prevailing market price of our common stock and general market conditions.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.	Affiliated Funds
       The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $1.22 billion and $506 million for the three months ended February 2006 and February 2005, respectively. As of February 2006 and November 2005, the fees receivable from these funds were $522 million and $388 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $2.65 billion and $2.17 billion as of February 2006 and November 2005, respectively. In addition, the firm had commitments to invest up to $4.38 billion and $3.54 billion in these funds as of February 2006 and November 2005, respectively. In the normal course of business, the firm may also engage in other activities with these funds, including among others, securities lending, trade execution, trading and custody.

Note 14.	Regulation
       The firm is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of February 2006 and November 2005, the firm was in compliance with the CSE capital requirements.
       The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of February 2006 and November 2005, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of February 2006 and November 2005, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
       The firm’s principal international regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs (Japan) Ltd. (GSJL). GSI, a regulated U.K. broker-dealer, is subject to the capital requirements of the U.K.’s Financial Services Authority, and GSJL, a regulated broker-dealer based in Tokyo, is subject to the capital requirements of Japan’s Financial Services Agency. As of February 2006 and November 2005, GSI and GSJL were in compliance with their local capital adequacy requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       Certain other subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of February 2006 and November 2005, these subsidiaries were in compliance with their local capital adequacy requirements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results
       Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months
		Ended February

		2006	2005
		(in millions)
Investment	Net revenues	$1,471	$893
Banking	Operating expenses	1,189	787

	Pre-tax earnings	$282	$106

	Segment assets	$4,717	$3,051

Trading and Principal	Net revenues	$6,884	$4,383
Investments	Operating expenses	4,329	2,729

	Pre-tax earnings	$2,555	$1,654

	Segment assets	$548,746	$413,570

Asset Management and	Net revenues	$1,980	$1,129
Securities Services	Operating expenses	1,099	713

	Pre-tax earnings	$881	$416

	Segment assets	$205,358	$179,276

Total	Net revenues (1)	$10,335	$6,405
	Operating expenses (2)	6,646	4,260

	Pre-tax earnings (3)	$3,689	$2,145

	Total assets	$758,821	$596,149	(4)

(1)	Net revenues include net interest and cost of power generation as set forth in the table below:

	Three Months
	Ended
	February

	2006	2005

	(in millions)

Investment Banking	$1	$19
Trading and Principal Investments	197	243
Asset Management and Securities Services	426	355

Total net interest and cost of power generation	$624	$617

(2)	Includes net provisions for a number of litigation and regulatory proceedings of $29 million and $31 million for the three months ended February 2006 and February 2005, respectively, that have not been allocated to the firm’s segments.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months
	Ended
	February

	2006	2005

	(in millions)

Investment Banking	$31	$40
Trading and Principal Investments	149	124
Asset Management and Securities Services	39	34

Total depreciation and amortization	$219	$198

(4)	Includes certain assets that management believes are not allocable to a particular segment.

Report of Independent Registered Public Accounting Firm
To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:
       We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of February 24, 2006, the related condensed consolidated statements of earnings for the three months ended February 24, 2006 and February 25, 2005, the condensed consolidated statement of changes in shareholders’ equity for the three months ended February 24, 2006, the condensed consolidated statements of cash flows for the three months ended February 24, 2006 and February 25, 2005, and the condensed consolidated statements of comprehensive income for the three months ended February 24, 2006 and February 25, 2005. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
       We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of November 25, 2005 and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 25, 2005 and the effectiveness of the Company’s internal control over financial reporting as of November 25, 2005; and in our report dated February 3, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 25, 2005, and the condensed consolidated statement of changes in shareholders’ equity for the year ended November 25, 2005, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 30, 2006

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
       Unless specifically stated otherwise, all references to February 2006 and February 2005 refer to our fiscal periods ended, or the dates, as the context requires, February 24, 2006 and February 25, 2005, respectively. All references to November 2005, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 25, 2005. All references to 2006, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, November 24, 2006.
       When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
       Our diluted earnings per common share were $5.08, annualized return on average tangible common shareholders’ equity (1) was 44.0% and annualized return on average common shareholders’ equity was 36.4% for the first quarter of 2006. Excluding incremental noncash expenses of $237 million related to the accounting for certain share-based awards under SFAS No. 123-R (2), diluted earnings per common share were $5.41 (2), annualized return on average tangible common shareholders’ equity (1) was 47.0% (2) and annualized return on average common shareholders’ equity was 38.8% (2) for the first quarter of 2006. Diluted earnings per common share for the first quarter of 2005 were $2.94.
       Our results for the first quarter of 2006 reflected significantly higher net revenues in each of our three segments. The increase in Trading and Principal Investments reflected significantly higher net revenues in Fixed Income, Currency and Commodities (FICC), with particularly strong performances in credit products, commodities and currencies, as customer-driven activity was strong and market opportunities were favorable. In addition, net revenues in Equities increased significantly, as the business also operated in a favorable environment, characterized by generally higher equity prices, strong customer-driven activity and improved market opportunities. This increase was driven by strong results in both our customer franchise and principal strategies businesses. Net revenues in Principal Investments also increased significantly as the gain related to our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG) and overrides and gains from real estate principal investments were higher than the same prior year period. The strong net revenue growth in our Asset Management and Securities Services businesses reflected incentive fees of $739 million (compared with $131 million for the same prior year period) and a 21% increase in management and other fees as well as significantly higher global customer balances in Securities Services. The increase in Investment Banking net revenues was broad based as net revenues were significantly higher in Financial Advisory, debt underwriting and equity underwriting, reflecting strong corporate activity levels. Our investment banking backlog declined during the quarter, but was significantly higher than at the end of the first quarter of 2005. (3)
       Our operating results in the first quarter of 2006 reflected favorable market conditions and strong customer-driven activity levels. We continued to see favorable trading and investing opportunities for our clients and ourselves, and consequently, during the first quarter of 2006 we increased our market risk, particularly in equities, to capitalize on these opportunities. Net revenues in our FICC and Equities businesses surpassed previous peak levels. In our Asset Management business, continued strong growth in management and other fees was driven by record assets under management. Our Investment Banking net revenues reflected our best quarterly performance in nearly six years as corporate activity improved. We continued to focus on managing our capital base, with the goal of optimizing our returns while, at the same time, growing our businesses. During the first quarter of 2006, we repurchased 19.1 million shares of our stock at a cost of $2.58 billion. In addition, we increased our quarterly dividend to $0.35 per common share from $0.25 per common share. With respect to the regulatory environment, financial services firms continued to be under intense scrutiny, with the volume and amount of claims against financial institutions and other related costs remaining significant. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high.
       Though our operating results were strong in the first quarter of 2006, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of these trends and other factors affecting our businesses, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

(1)	Annualized return on average tangible common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of annualized return on average tangible common shareholders’ equity.

(2)	Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment,” focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Effective for the first quarter of 2006, we adopted SFAS No. 123-R, which requires that share-based awards granted to retirement-eligible employees, including those subject to non-compete agreements, be expensed in the year of grant. In addition to expensing current year awards, prior year awards must continue to be amortized over the relevant service period. Therefore, our compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both amortization of prior year awards and new awards granted to retirement-eligible employees for services rendered in fiscal 2006. We believe that presenting our results excluding the impact of the continued amortization of prior year share-based awards granted to retirement-eligible employees increases the comparability of period-to-period operating results and allows for a more meaningful representation of the relationship of current period compensation and benefits to net revenues.

The following tables set forth a reconciliation of diluted earnings per common share, common shareholders’ equity and net earnings applicable to common shareholders as reported, to these items excluding the impact of the continued amortization of prior year share-based awards granted to retirement-eligible employees:

Three Months Ended
February 2006

Diluted earnings per common share	$5.08
Impact of the continued amortization of prior year share-based awards, net of tax	0.33

Diluted earnings per common share, excluding the impact of the continued amortization of prior year share-based awards	$5.41

Average for the
Three Months Ended
February 2006

(in millions)

Total shareholders’ equity	$28,724

Preferred stock	(1,750)

Common shareholders’ equity	26,974

Impact of the continued amortization of prior year share-based awards, net of tax	(48)

Common shareholders’ equity, excluding the impact of the continued amortization of prior year share-based awards	26,926

Goodwill and certain identifiable intangible assets	(4,687)

Tangible common shareholders’ equity (see footnote 1 above), excluding the impact of the continued amortization of prior year share-based awards	$22,239

Three Months Ended
February 2006

(in millions)

Net earnings applicable to common shareholders	$2,453

Impact of the continued amortization of prior year share-based awards, net of tax	159

Net earnings applicable to common shareholders, excluding the impact of the continued amortization of prior year share-based awards	$2,612

(3)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment
       Global economic conditions remained strong throughout our first fiscal quarter of 2006, as real gross domestic product appeared to grow at a strong pace, business confidence remained high and inflationary pressures were broadly contained. Despite tightening by both the U.S. Federal Reserve and the European Central Bank, global financial conditions remained supportive of economic activity throughout the quarter. These conditions were reflected in the performance of the major global equity markets, which ended the quarter higher. In the fixed income markets, yield curves continued to flatten, as the 10-year U.S. Treasury note yield ended the quarter 15 basis points below the 2-year yield, and corporate credit spreads remained narrow. In Investment Banking, corporate activity levels in mergers and acquisitions and underwriting were strong.
       In the United States, the pace of economic growth appeared to increase during our fiscal quarter as consumer spending continued to rise and core inflation remained broadly contained. In addition, business and consumer confidence remained high, as unemployment reached its lowest levels in more than four years. The U.S. Federal Reserve raised its federal funds rate target during the quarter by 50 basis points to 4.50% and has now increased the rate in each of its last 14 meetings. Long-term bond yields rose, with the 10-year U.S. Treasury note yield ending the quarter up 14 basis points at 4.57%. In the equity markets, the S&P 500 Index, the NASDAQ Composite Index and the Dow Jones Industrial Average each ended the quarter slightly higher.
       In Europe, economic growth continued to improve, reflecting higher exports and a moderate strengthening of business investment. In addition, inflation remained relatively contained and business confidence improved towards the end of the quarter. The European Central Bank raised its main refinancing operations rate for the first time in over two years, increasing the rate by 25 basis points during the quarter to 2.25%. The U.K. economy showed continued modest growth and accordingly, the Bank of England left rates unchanged. Equity markets in Europe ended the quarter higher. Long-term yields in the U.K. ended the quarter slightly lower, while long-term yields in continental Europe increased slightly.
       In Japan, real gross domestic product growth remained solid during the quarter, reflecting continued growth in domestic demand as well as a continued increase in exports. In addition, deflationary pressures receded further as the consumer price index rose toward the end of the quarter. These favorable conditions were reflected in a 9% increase in the Nikkei 225 Index during the quarter. In China, the pace of economic growth appeared to accelerate, reflecting growth in both exports and domestic demand. Elsewhere in Asia, growth in exports and domestic demand remained steady. Regional equity markets, including Hong Kong, South Korea and Taiwan, ended the quarter higher.
Critical Accounting Policies
Fair Value
       The use of fair value to measure our financial instruments, with related unrealized gains and losses generally recognized immediately in our results of operations, is fundamental to our financial statements and is our most critical accounting policy. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

       In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:
Financial Instruments by Category
(in millions)

	As of February 2006				As of November 2005

			Financial				Financial
	Financial		Instruments Sold,		Financial		Instruments Sold,
	Instruments		But Not Yet		Instruments		But Not Yet
	Owned, At		Purchased, At		Owned, At		Purchased, At
	Fair Value		Fair Value		Fair Value		Fair Value

Cash trading instruments	$225,537	(1)	$96,926		$210,042		$89,735
Derivative contracts	56,907		55,259		58,532		57,829
Principal investments	7,739	(2)	1,702	(3)	6,526	(2)	1,507	(3)

Total	$290,183		$153,887		$275,100		$149,071

(1)	Includes approximately $1.40 billion of U.S. government, federal agency and other debt instruments, which are held by our insurance subsidiaries and accounted for as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

(2)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated employee-owned merchant banking funds) of $2.09 billion and $1.93 billion as of February 2006 and November 2005, respectively.

(3)	Represents an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. For a further discussion of our investment in SMFG, see “— Principal Investments” below.

       Cash Trading Instruments.    The following table sets forth the valuation of our cash trading instruments by level of price transparency:
Cash Trading Instruments by Price Transparency
(in millions)

	As of February 2006		As of November 2005

		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$211,273	$96,771	$198,233	$89,565
Little or no price transparency	14,264	155	11,809	170

Total	$225,537	$96,926	$210,042	$89,735

       Fair values of our cash trading instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued in this manner include U.S. government and agency securities, other sovereign government obligations, liquid mortgage products, investment-grade and high-yield corporate bonds, listed equities, money market securities, state, municipal and provincial obligations, and physical commodities.
       Certain cash trading instruments trade infrequently and have little or no price transparency. Such instruments may include certain corporate bank loans, mortgage whole loans and distressed debt. We value these instruments initially at cost and generally do not adjust valuations unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios or changes in the credit ratings of the underlying companies). Where there is evidence supporting a change in the value, we use valuation methodologies such as the present value of known or estimated cash flows.
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
       Derivative Contracts.    Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:
Derivative Assets and Liabilities
(in millions)

	As of February 2006				As of November 2005

	Assets		Liabilities		Assets		Liabilities

Exchange-traded derivatives	$11,758		$10,226		$10,869		$9,083
OTC derivatives	45,149		45,033		47,663		48,746

Total	$56,907	(1)	$55,259	(2)	$58,532	(1)	$57,829	(2)

(1)	Net of cash received pursuant to credit support agreements of $23.69 billion and $22.61 billion as of February 2006 and November 2005, respectively.

(2)	Net of cash paid pursuant to credit support agreements of $17.86 billion and $16.10 billion as of February 2006 and November 2005, respectively.

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
       The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:
OTC Derivatives
(in millions)

Assets	As of February 2006
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$966	$533	$4,955	$4,581	$5,762	$16,797
Currencies	3,265	601	2,160	1,008	1,086	8,120
Commodities	2,629	3,369	7,459	1,205	171	14,833
Equities	1,262	783	1,090	2,009	255	5,399

Total	$8,122	$5,286	$15,664	$8,803	$7,274	$45,149

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,355	$818	$4,770	$3,050	$4,988	$14,981
Currencies	3,493	769	2,745	459	720	8,186
Commodities	2,442	3,260	5,985	1,656	139	13,482
Equities	1,630	1,337	1,932	3,201	284	8,384

Total	$8,920	$6,184	$15,432	$8,366	$6,131	$45,033

Assets	As of November 2005
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,898	$467	$4,634	$5,310	$5,221	$17,530
Currencies	5,825	1,031	1,843	919	1,046	10,664
Commodities	3,772	1,369	8,130	1,374	120	14,765
Equities	1,168	1,171	832	1,403	130	4,704

Total	$12,663	$4,038	$15,439	$9,006	$6,517	$47,663

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,956	$590	$5,327	$3,142	$4,970	$15,985
Currencies	6,295	575	3,978	436	924	12,208
Commodities	3,852	2,080	5,904	1,865	162	13,863
Equities	1,308	1,068	2,079	1,993	242	6,690

Total	$13,411	$4,313	$17,288	$7,436	$6,298	$48,746

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
       The following table sets forth the carrying value of our principal investments portfolio:
Principal Investments
(in millions)

	As of February 2006			As of November 2005

	Corporate	Real Estate	Total	Corporate	Real Estate	Total

Private	$1,933	$678	$2,611	$1,538	$716	$2,254
Public	386	8	394	185	29	214

Subtotal (1)	2,319	686	3,005	1,723	745	2,468
SMFG convertible preferred stock (2) (3)	4,734	—	4,734	4,058	—	4,058

Total	$7,053	$686	$7,739	$5,781	$745	$6,526

(1)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated employee-owned merchant banking funds) of $2.09 billion and $1.93 billion as of February 2006 and November 2005, respectively.

(2)	The fair value of our Japanese yen-denominated investment in the convertible preferred stock of SMFG includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar carrying value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(3)	Excludes an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. The fair value of this hedge was $1.70 billion and $1.51 billion as of February 2006 and November 2005, respectively, and is reflected in “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition. For a further discussion of the restrictions on our ability to hedge or sell the common stock underlying our investment in SMFG, see below.

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

       Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and the downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear. During the first quarter, the fair value of our investment (excluding the economic hedge on the unrestricted shares of common stock underlying one-third of our investment) increased 14% (expressed in Japanese yen), primarily due to an increase in the SMFG common stock price and, to a lesser extent, the impact of passage of time in respect of the transfer restrictions on the underlying common stock.
       Our investment in the convertible preferred stock of SMFG is generally nontransferable, but is freely convertible into SMFG common stock. Restrictions on our ability to hedge or sell two-thirds of the common stock underlying our investment in SMFG lapsed in equal installments on February 7, 2005 and March 9, 2006. As of the date of this filing, we were fully hedged with respect to the first one-third installment of the unrestricted shares and partially hedged with respect to the second one-third installment of the unrestricted shares. Restrictions on our ability to hedge or sell the remaining one-third installment lapse on February 7, 2007. Effective March 1, 2006, the conversion price of our SMFG preferred stock into shares of SMFG common stock is ¥320,700. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,700).
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

Goodwill and Identifiable Intangible Assets
       As a result of our acquisitions, principally SLK LLC (SLK) in fiscal 2000, The Ayco Company, L.P. (Ayco) in fiscal 2003, Cogentrix Energy, Inc. (Cogentrix) in fiscal 2004, National Energy & Gas Transmission, Inc. (NEGT) in fiscal 2005 and the acquisition of the variable annuity and variable life insurance business of The Hanover Insurance Group, Inc. (formerly Allmerica Financial Corporation) in fiscal 2006, we have acquired goodwill and identifiable intangible assets. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.
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
       The following table sets forth the carrying value of our goodwill by operating segment:
Goodwill by Operating Segment
(in millions)

	As of

	February	November
	2006	2005

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	67	91
Equities (1)	2,388	2,390
Principal Investments	3	1
Asset Management and Securities Services
Asset Management (2)	424	424
Securities Services	117	117

Total	$3,124	$3,148

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

       The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:
Identifiable Intangible Assets by Asset Class
($ in millions)

	As of February 2006		As of November 2005

		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$764	6 – 19	$777
Power contracts (2)	719	2 – 22	481
New York Stock Exchange (NYSE) specialist rights	572	16 (5)	580
Value of business acquired (VOBA) (3)	279	7	—
Exchange-traded fund (ETF) specialist rights	109	22	111
Other (4)	100	2 – 9	106

Total	$2,543		$2,055

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix and NEGT. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of our secured short-term and long-term borrowings.

(3)	Represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in fiscal 2006. VOBA is amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven year useful life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend approximately 30 years).

(4)	Primarily includes technology-related and other assets related to SLK.

(5)	During the first quarter of 2006, we reduced the estimated useful lives of our NYSE specialist rights from 22 - 24 years to 16 years. This change was due to higher than expected attrition in acquired NYSE specialist rights, primarily from mergers and delistings.

       A prolonged period of weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) changes in market structure that could adversely affect our specialist businesses, (ii) an adverse action or assessment by a regulator, (iii) a default event under a power contract or physical damage or other adverse events impacting the underlying power generation facilities, or (iv) adverse actual experience on the contracts in our variable annuity and variable life insurance business.

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
       A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. We generally target compensation and benefits at 50% (plus or minus a few percentage points) of consolidated net revenues. During the first quarter of 2006, our ratio of compensation and benefits to net revenues was 51.3%. Excluding the $237 million impact of the continued amortization of prior year share-based awards under SFAS No. 123-R, our ratio of compensation and benefits to net revenues was 49.0%. (1)
       We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, and in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

(1)	Our ratio of compensation and benefits to net revenues, excluding the impact of the continued amortization of prior year share-based awards, is computed by dividing compensation and benefits, excluding the impact of the continued amortization of prior year share-based awards, by net revenues. We believe that presenting the ratio of compensation and benefits to net revenues excluding the impact of the continued amortization of prior year share-based awards granted to retirement-eligible employees increases the comparability of period-to-period operating results and allows for a more meaningful representation of the relationship of current period compensation and benefits to net revenues. The following table sets forth the reconciliation of the ratio of compensation and benefits to net revenues as reported, to the ratio of compensation and benefits to net revenues excluding the impact of the continued amortization of prior year share-based awards:

Three Months Ended
February 2006

($ in millions)

Compensation and benefits	$5,301

Impact of the continued amortization of prior year share-based awards	(237)

Compensation and benefits, excluding the impact of the continued amortization of prior year share-based awards	$5,064

Net revenues	$10,335

Ratio of compensation and benefits to net revenues, excluding the impact of the continued amortization of prior year share-based awards	49.0%

Results of Operations
       The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. For a further discussion of the impact of economic and market conditions on our results of operations, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.
Financial Overview
       The following table sets forth an overview of our financial results:
Financial Overview
($ in millions, except per share amounts)

	Three Months
	Ended February

	2006	2005

Net revenues	$10,335	$6,405
Pre-tax earnings	3,689	2,145
Net earnings	2,479	1,512
Net earnings applicable to common shareholders	2,453	1,512
Diluted earnings per common share	5.08	2.94
Annualized return on average common shareholders’ equity (1)	36.4%	23.5%
Annualized return on average tangible common shareholders’ equity (2)	44.0%	28.9%

(1)	Annualized return on average common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and certain identifiable intangible assets (primarily customer lists and specialist rights). In the first quarter of 2006, we amended our calculation of tangible common shareholders’ equity to deduct only certain identifiable intangible assets from total shareholders’ equity. We no longer deduct identifiable intangible assets associated with power contracts and we do not deduct VOBA, which is related to our insurance business acquired in the first quarter of 2006. Prior periods have been restated to conform to the current period presentation.

We believe that annualized return on average tangible common shareholders’ equity is a meaningful measure of performance because it excludes the portion of our common shareholders’ equity attributable to goodwill and certain identifiable intangible assets. As a result, this calculation measures corporate performance in a manner that treats underlying businesses consistently, whether they were acquired or developed internally. Annualized return on average tangible common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. The following table sets forth a reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Three Months
	Ended February

	2006	2005

	(in millions)

Total shareholders’ equity	$28,724	$25,735
Preferred stock	(1,750)	—

Common shareholders’ equity	26,974	25,735
Goodwill and certain identifiable intangible assets	(4,687)	(4,799)

Tangible common shareholders’ equity	$22,287	$20,936

Net Revenues
       Three Months Ended February 2006 versus February 2005.    Our net revenues were $10.34 billion for the first quarter of 2006, an increase of 61% compared with the first quarter of 2005, reflecting significantly higher net revenues in each of our three segments. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, with particularly strong performances in credit products, commodities and currencies, as customer-driven activity was strong and market opportunities were favorable. In addition, net revenues in Equities increased significantly, as the business also operated in a favorable environment, characterized by generally higher equity prices, strong customer-driven activity and improved market opportunities. This increase was driven by strong results in both our customer franchise and principal strategies businesses. Net revenues in Principal Investments also increased significantly as the gain related to our investment in the convertible preferred stock of SMFG and overrides and gains from real estate principal investments were higher than the same prior year period. The strong net revenue growth in our Asset Management and Securities Services businesses reflected incentive fees of $739 million (compared with $131 million for the same prior year period) and a 21% increase in management and other fees as well as significantly higher global customer balances in Securities Services. The increase in Investment Banking net revenues was broad based as net revenues were significantly higher in Financial Advisory, debt underwriting and equity underwriting, reflecting strong corporate activity levels.

Operating Expenses
       Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses, with our overall compensation and benefits expenses generally targeted at 50% (plus or minus a few percentage points) of consolidated net revenues. In addition to the level of net revenues, our compensation expense in any given year is influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. During the first quarter of 2006, our ratio of compensation and benefits to net revenues was 51.3%. Excluding the $237 million impact of the continued amortization of prior year share-based awards under SFAS No. 123-R, our ratio of compensation and benefits to net revenues was 49.0%. See “— Use of Estimates” above for more information on our ratio of compensation and benefits to net revenues.

       The following table sets forth our operating expenses and number of employees:
Operating Expenses and Employees
($ in millions)

	Three Months
	Ended February

	2006	2005

Compensation and benefits (1)	$5,301	$3,203
Brokerage, clearing and exchange fees	351	252
Market development	100	82
Communications and technology	124	118
Depreciation and amortization	125	118
Amortization of identifiable intangible assets	34	31
Occupancy	193	148
Professional fees	109	96
Other expenses	309	212

Total non-compensation expenses	1,345	1,057

Total operating expenses	$6,646	$4,260

Employees at period end (1) (2)	23,641	21,606

(1)	Excludes 8,171 and 536 employees as of February 2006 and February 2005, respectively, of consolidated entities held for investment purposes. Compensation and benefits includes $51 million and $5 million for the three months ended February 2006 and February 2005, respectively, attributable to these consolidated entities. Consolidated entities held for investment purposes includes entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Beginning with the first quarter of 2006, includes 1,168 employees of Goldman Sachs’ consolidated property management and loan servicing subsidiaries. The prior year period has been restated to conform to the current presentation and includes 928 such employees.

       The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:
Non-Compensation Expenses
(in millions)

	Three Months
	Ended February

	2006	2005

Non-compensation expenses of consolidated investments (1)	$99	$15
Non-compensation expenses excluding consolidated investments
Brokerage, clearing and exchange fees	351	252
Market development	92	82
Communications and technology	123	118
Depreciation and amortization	112	116
Amortization of identifiable intangible assets	34	31
Occupancy	169	148
Professional fees	105	96
Other expenses	260	199

Subtotal	1,246	1,042

Total non-compensation expenses, as reported	$1,345	$1,057

(1)	Consolidated entities held for investment purposes includes entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets such as golf courses and hotels in Asia, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

       Three Months Ended February 2006 versus February 2005.    Operating expenses of $6.65 billion increased 56% compared with the first quarter of 2005. Compensation and benefits expenses of $5.30 billion increased 66% compared with the first quarter of 2005, primarily due to higher net revenues. The ratio of compensation and benefits to net revenues for the quarter was 51.3% compared with 50.0% for the first quarter of 2005. Excluding the $237 million impact of the continued amortization of prior year share-based awards under SFAS No. 123-R, the ratio of compensation and benefits to net revenues was 49.0% for the quarter compared with 50.0% for the first quarter of 2005. Employment levels were essentially unchanged during the quarter. See “— Use of Estimates” above for more information on our ratio of compensation and benefits to net revenues.
       Effective for the first quarter of 2006, we adopted SFAS No. 123-R, which requires that share-based awards granted to retirement-eligible employees, including those subject to non-compete agreements, be expensed in the year of grant. In addition to expensing current year awards, prior year awards must continue to be amortized over the relevant service period. Therefore, our compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both amortization of prior year awards and new awards granted to retirement-eligible employees for services rendered in fiscal 2006. The majority of the expense related to the continued amortization of prior year awards will be recognized in fiscal 2006. The estimated annual expense for fiscal 2006 is approximately $650 million of which $237 million was recognized in the first quarter of 2006.
       Non-compensation expenses were $1.35 billion, 27% higher than the first quarter of 2005. Excluding non-compensation expenses related to consolidated entities held for investment purposes, non-compensation expenses were 20% higher than the first quarter of 2005. Approximately one-half of this increase was attributable to higher brokerage, clearing and exchange fees in both Equities and FICC. Other expenses were higher primarily due to costs related to our recently acquired insurance business and increased charitable contributions. Other expenses included net provisions for litigation and regulatory proceedings of $29 million for the first quarter of 2006 compared with $31 million for the same prior year period. Occupancy expenses increased primarily reflecting higher operating expenses and increased rent.

Provision for Taxes
       The provision for taxes for the quarter ended February 2006 was $1.21 billion. The effective income tax rate for the first quarter of 2006 was 32.8%, up from 32.0% for fiscal year 2005, primarily due to a net benefit from various audit settlements recognized during the first quarter of 2005.
Segment Operating Results
       The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:
Segment Operating Results
(in millions)

		Three Months
		Ended February

		2006	2005

Investment	Net revenues	$1,471	$893
Banking	Operating expenses	1,189	787

	Pre-tax earnings	$282	$106

Trading and Principal	Net revenues	$6,884	$4,383
Investments	Operating expenses	4,329	2,729

	Pre-tax earnings	$2,555	$1,654

Asset Management and	Net revenues	$1,980	$1,129
Securities Services	Operating expenses	1,099	713

	Pre-tax earnings	$881	$416

Total	Net revenues	$10,335	$6,405
	Operating expenses (1)	6,646	4,260

	Pre-tax earnings	$3,689	$2,145

(1)	Includes net provisions for a number of litigation and regulatory proceedings of $29 million and $31 million for the three months ended February 2006 and February 2005, respectively, that have not been allocated to our segments.

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
       The following table sets forth the operating results of our Investment Banking segment:
Investment Banking Operating Results
(in millions)

	Three Months
	Ended February

	2006	2005

Financial Advisory	$736	$414
Equity underwriting	283	186
Debt underwriting	452	293

Total Underwriting	735	479

Total net revenues	1,471	893
Operating expenses	1,189	787

Pre-tax earnings	$282	$106

       The following table sets forth our financial advisory and underwriting transaction volumes:
Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months
	Ended February

	2006	2005

Announced mergers and acquisitions	$323	$255
Completed mergers and acquisitions	250	123
Equity and equity-related offerings (2)	15	10
Debt offerings (3)	79	76

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings and convertible offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

       Three Months Ended February 2006 versus February 2005.    Net revenues in Investment Banking of $1.47 billion for the first quarter of 2006 increased 65% compared with the first quarter of 2005. Net revenues in Financial Advisory of $736 million increased 78% compared with the first quarter of 2005, primarily reflecting strong growth in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $735 million increased 53% compared with the first quarter of 2005, reflecting significantly higher net revenues in debt underwriting, primarily due to an increase in leveraged finance and investment-grade activity, and significantly higher net revenues in equity underwriting. Our investment banking backlog declined in the first quarter of 2006, but was significantly higher than at the end of the first quarter of 2005. (1)
       Operating expenses of $1.19 billion for the first quarter of 2006 increased 51% compared with the first quarter of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings of $282 million increased 166% compared with the first quarter of 2005.

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

       The following table sets forth the operating results of our Trading and Principal Investments segment:
Trading and Principal Investments Operating Results
(in millions)

	Three Months
	Ended February

	2006	2005

FICC	$3,740	$2,489

Equities trading	1,607	829
Equities commissions	842	721

Total Equities	2,449	1,550

SMFG	405	181

Gross gains	301	177
Gross losses	(101)	(29)

Net other corporate and real estate investments	200	148

Overrides	90	15

Total Principal Investments	695	344

Total net revenues	6,884	4,383
Operating expenses	4,329	2,729

Pre-tax earnings	$2,555	$1,654

       Three Months Ended February 2006 versus February 2005.    Net revenues in Trading and Principal Investments of $6.88 billion for the first quarter of 2006 increased 57% compared with the first quarter of 2005. Net revenues in FICC of $3.74 billion increased 50% compared with the first quarter of 2005, as the business continued to operate in a favorable environment. Net revenues were significantly higher in credit products, commodities and currencies, as customer-driven activity was strong and market opportunities were favorable. In addition, net revenues in interest rate products were higher compared with a strong first quarter of 2005, while net revenues in mortgages were lower compared with the same prior year period. Net revenues in Equities of $2.45 billion increased 58% compared with the first quarter of 2005, as the business operated in a favorable environment, characterized by generally higher equity prices. Net revenues were significantly higher in our customer franchise and principal strategies businesses. The increase in our customer franchise businesses was primarily due to higher net revenues in derivatives and shares, reflecting strong customer-driven activity and favorable market opportunities. Net revenues in principal strategies reflected strong performance across all regions. Principal Investments recorded net revenues of $695 million, reflecting a $405 million gain related to our investment in the convertible preferred stock of SMFG and $290 million in gains and overrides from real estate and other corporate principal investments.
       Operating expenses of $4.33 billion for the first quarter of 2006 increased 59% compared with the first quarter of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Excluding non-compensation expenses related to consolidated entities held for investment purposes, the increase in non-compensation expenses was primarily attributable to higher brokerage, clearing and exchange fees in both Equities and FICC. In addition, other expenses were higher primarily due to costs related to our recently acquired insurance business and increased charitable contributions. Pre-tax earnings of $2.56 billion increased 54% compared with the first quarter of 2005.

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
       The following table sets forth the operating results of our Asset Management and Securities Services segment:
Asset Management and Securities Services Operating Results
(in millions)

	Three Months
	Ended February

	2006	2005

Management and other fees	$750	$618
Incentive fees	739	131

Total Asset Management	1,489	749
Securities Services	491	380

Total net revenues	1,980	1,129
Operating expenses	1,099	713

Pre-tax earnings	$881	$416

       Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month end.

       The following table sets forth our assets under management by asset class:
Assets Under Management by Asset Class (1)
(in billions)

	As of		As of
	February 28,		November 30,

	2006	2005	2005	2004

Money markets	$106	$99	$101	$90
Fixed income	165	139	154	134
Equity	181	144	167	133
Alternative investments (2)	119	100	110	95

Total	$571	$482	$532	$452

(1)	In the first quarter of 2006, the methodology for classifying certain non-money market assets was changed. The changes were primarily to reclassify certain assets allocated to external investment managers out of alternative investment assets and to reclassify currency funds into alternative investment assets. The changes did not impact total assets under management and prior periods have been restated to conform to the current period presentation.

(2)	Primarily includes private equity funds, hedge funds, real estate funds, currency funds and asset allocation strategies.

       The following table sets forth a summary of the changes in our assets under management:
Changes in Assets Under Management
(in billions)

	Three Months Ended

	February 28,		February 28,
	2006		2005

Balance, beginning of period	$532		$452

Net asset inflows/(outflows)
Money markets	5		9
Fixed income	8		6
Equity	5		9
Alternative investments	7		3

Total net asset inflows/(outflows)	25	(1)	27

Net market appreciation/(depreciation)	14		3

Balance, end of period	$571		$482

(1)	Includes $3 billion of net asset inflows in connection with the December 30, 2005 acquisition of the variable annuity and variable life insurance business of The Hanover Insurance Group, Inc.

       Three Months Ended February 2006 versus February 2005.    Net revenues in Asset Management and Securities Services of $1.98 billion for the first quarter of 2006 increased 75% compared with the first quarter of 2005. Asset Management net revenues of $1.49 billion increased 99% compared with the first quarter of 2005, reflecting significantly higher incentive fees and a 21% increase in management and other fees. Incentive fees were $739 million for the first quarter of 2006 compared with $131 million for the same prior year period. During the quarter, assets under management increased 7% to $571 billion, reflecting net asset inflows of $25 billion across all asset classes as well as market appreciation of $14 billion in equity, fixed income and alternative investment assets. Securities Services net revenues of $491 million increased 29% compared with the first quarter of 2005, as our prime brokerage business generated strong results, primarily reflecting significantly higher global customer balances in securities lending and margin lending.
       Operating expenses of $1.10 billion for the first quarter of 2006 increased 54% compared with the first quarter of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. In addition, occupancy expenses increased driven by higher operating expenses and increased rent. Pre-tax earnings of $881 million increased 112% compared with the first quarter of 2005.
Capital and Funding
Capital
       The amount of capital we hold is principally determined by regulatory capital requirements, rating agency guidelines, subsidiary capital requirements and our overall risk profile, which is largely driven by the size and composition of our trading and investing positions. Goldman Sachs’ total capital (total shareholders’ equity and long-term borrowings) increased 12% to $143.57 billion as of February 2006 compared with $128.01 billion as of November 2005. See “— Liquidity Risk — Cash Flows” below for a discussion of how we deployed capital raised as part of our financing activities.
       The increase in total capital resulted primarily from an increase in long-term borrowings to $114.65 billion as of February 2006 from $100.01 billion as of November 2005. The weighted average maturity of our long-term borrowings as of February 2006 was approximately seven years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.
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

       Total shareholders’ equity increased by 3% to $28.92 billion (common equity of $27.17 billion and preferred stock of $1.75 billion) as of February 2006 from $28.00 billion as of November 2005. As of February 2006, Goldman Sachs had 70,000 shares of preferred stock outstanding in three series as set forth in the following table:
Preferred Stock by Series

		Shares	Shares	Earliest	Redemption Value
Series	Description	Issued	Authorized	Redemption Date	(in millions)

A	Perpetual Floating Rate	30,000	50,000	April 25, 2010	$750
	Non-Cumulative

B	Perpetual 6.20%	32,000	50,000	October 31, 2010	800
	Non-Cumulative

C	Perpetual Floating Rate	8,000	25,000	October 31, 2010	200
	Non-Cumulative

		70,000	125,000		$1,750

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
       Our stock repurchase program is intended to maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, share-based awards and exercises of employee stock options, the prevailing market price of our common stock and general market conditions.
       During the three months ended February 2006, we repurchased 19.1 million shares of our common stock at a total cost of $2.58 billion. The average price paid per share for repurchased shares was $134.75 for the three months ended February 2006. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, we cancelled 2.9 million restricted stock units at a total cost of $371 million in the first quarter of 2006. As of February 2006, we were authorized to repurchase up to 23.7 million additional shares of stock pursuant to our repurchase program. For additional information on our repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds” included in Part II, Item 2 of this Quarterly Report on Form 10-Q.

       The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of

	February		November
	2006		2005

	($ in millions, except per share amounts)

Total assets	$758,821		$706,804
Adjusted assets (1)	495,365		466,500
Total shareholders’ equity	28,915		28,002
Tangible equity capital (2)	26,996		26,030
Leverage ratio (3)	26.2	x	25.2	x
Adjusted leverage ratio (4)	18.3	x	17.9	x
Debt to equity ratio (5)	4.0	x	3.6	x

Common shareholders’ equity	27,165		26,252
Tangible common shareholders’ equity (6)	22,496		21,530

Book value per common share (7)	$60.42		$57.02
Tangible book value per common share (8)	50.04		46.76

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities purchased under agreements to resell and securities borrowed, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and certain identifiable intangible assets (primarily customer lists and specialist rights). In the first quarter of 2006, we amended our calculation of adjusted assets to deduct only certain identifiable intangible assets from total assets. We no longer deduct identifiable intangible assets associated with power contracts and we do not deduct VOBA, which is related to our insurance business acquired in the first quarter of 2006. Prior periods have been restated to conform to the current period presentation. The following table sets forth a reconciliation of total assets to adjusted assets:

		As of

		February	November
		2006	2005

		(in millions)

Total assets		$758,821	$706,804

Deduct:	Securities borrowed	(200,017)	(191,800)
	Securities purchased under agreements to resell	(96,442)	(83,619)

Add:	Financial instruments sold, but not yet purchased, at fair value	153,887	149,071
	Less derivative liabilities	(55,259)	(57,829)

	Subtotal	98,628	91,242

Deduct:	Cash and securities segregated for regulatory and other purposes	(60,956)	(51,405)
	Goodwill and certain identifiable intangible assets	(4,669)	(4,722)

Adjusted assets		$495,365	$466,500

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to a trust less goodwill and certain identifiable intangible assets (primarily customer lists and specialist rights). In the first quarter of 2006, we amended our calculation of tangible equity capital to deduct only certain identifiable intangible assets from total shareholders’ equity. We no longer deduct identifiable intangible assets associated with power contracts and we do not deduct VOBA, which is related to our insurance business acquired in the first quarter of 2006. Prior periods have been restated to conform to the current period presentation. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of

		February	November
		2006	2005

		(in millions)

Total shareholders’ equity		$28,915	$28,002
Add:	Junior subordinated debt issued to a trust	2,750	2,750
Deduct:	Goodwill and certain identifiable intangible assets	(4,669)	(4,722)

Tangible equity capital		$26,996	$26,030

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and certain identifiable intangible assets (primarily customer lists and specialist rights). In the first quarter of 2006, we amended our calculation of tangible common shareholders’ equity to deduct only certain identifiable intangible assets from total shareholders’ equity. We no longer deduct identifiable intangible assets associated with power contracts and we do not deduct VOBA, which is related to our insurance business acquired in the first quarter of 2006. Prior periods have been restated to conform to the current period presentation. The following table sets forth a reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of

		February	November
		2006	2005

		(in millions)

Total shareholders’ equity		$28,915	$28,002
Deduct:	Preferred stock	(1,750)	(1,750)

Common shareholders’ equity		27,165	26,252
Deduct:	Goodwill and certain identifiable intangible assets	(4,669)	(4,722)

Tangible common shareholders’ equity		$22,496	$21,530

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 449.6 million as of February 2006 and 460.4 million as of November 2005.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Consolidated Supervised Entity
       Goldman Sachs is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of February 2006 and November 2005, Goldman Sachs was in compliance with the CSE capital requirements. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our regulated subsidiaries.

Short-Term Borrowings
       Goldman Sachs obtains short-term borrowings primarily through the use of promissory notes, commercial paper, secured debt and bank loans. Short-term borrowings also include the portion of long-term borrowings maturing within one year of our financial statement date and certain long-term borrowings that are redeemable within one year of our financial statement date at the option of the holder.
       The following table sets forth our short-term borrowings by product:
Short-Term Borrowings
(in millions)

	As of

	February	November
	2006	2005

Promissory notes	$18,996	$17,339
Commercial paper	5,533	5,154
Secured debt, bank loans and other	16,352	15,975
Current portion of secured and unsecured long-term borrowings	17,471	16,751

Total (1)	$58,352	$55,219

(1)	Short-term borrowings as of February 2006 include $325 million of hybrid financial instruments accounted for at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.”

       Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes (short-term unsecured debt that is nontransferable and in which Goldman Sachs does not make a market) and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature.
       The following table sets forth our secured and unsecured short-term borrowings:

	As of

	February	November
	2006	2005

	(in millions)

Secured short-term borrowings	$8,482	$7,972
Unsecured short-term borrowings	49,870	47,247

Total short-term borrowings	$58,352	$55,219

       A large portion of our secured short-term borrowings are similar in nature to our other collateralized financing sources such as securities sold under agreements to repurchase. These secured short-term borrowings provide Goldman Sachs with a more stable source of liquidity than unsecured short-term borrowings, as they are less sensitive to changes in our credit ratings due to underlying collateral. Our unsecured short-term borrowings include extendible debt if the earliest maturity occurs within one year of our financial statement date. Extendible debt is debt that allows the holder the right to extend the maturity date at predetermined periods during the contractual life of the instrument. These borrowings can be, and in the past generally have been, extended. See “— Liquidity Risk” below for a discussion of the principal liquidity policies we have in place to manage the liquidity risk associated with our short-term borrowings. For a discussion of factors that could impair our ability to access the capital markets, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our short-term borrowings.
Credit Ratings
       We rely upon the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are important when we are competing in certain markets and when we seek to engage in longer term transactions, including OTC derivatives. We believe our credit ratings are primarily based on the credit rating agencies’ assessment of our liquidity, market, credit and operational risk management practices, the level and variability of our earnings, our capital base, our franchise, reputation and management, our corporate governance and the external operating environment. See “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.
       The following table sets forth our unsecured credit ratings as of February 2006:

	Short-Term Debt	Long-Term Debt	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	AA (low) (1)	N/A
Fitch, Inc.	F1+	AA-	A+
Moody’s Investors Service	P-1	Aa3	A2
Standard & Poor’s (2)	A-1	A+	A-

(1)	On March 17, 2006, Dominion Bond Rating Service Limited upgraded Goldman Sachs’ long-term debt issuer rating from A (high) to AA (low).

(2)	On October 11, 2005, Standard & Poor’s affirmed Goldman Sachs’ long-term debt rating and revised its outlook from “stable” to “positive.”

       As of February 2006, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $459 million would have been required in the event of a one-level reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. For a further discussion of our excess liquidity policies, see “— Liquidity Risk — Excess Liquidity — Maintenance of a Pool of Highly Liquid Securities” below.

Contractual Obligations and Commitments
       Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has commitments under a variety of commercial arrangements.
       The following table sets forth our contractual obligations by fiscal maturity date as of February 2006:
Contractual Obligations
(in millions)

	Remainder	2007-	2009-	2011-
	2006	2008	2010	Thereafter	Total

Long-term borrowings (1) (2) (3)	$—	$24,920	$29,310	$60,421	$114,651
Minimum rental payments	302	907	621	2,199	4,029

(1)	Long-term borrowings maturing within one year of our financial statement date and certain long-term borrowings that are redeemable within one year of our financial statement date at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Long-term borrowings as of February 2006 include $835 million of hybrid financial instruments accounted for at fair value under SFAS No. 155.

       As of February 2006, our long-term borrowings were $114.65 billion and consisted principally of senior borrowings with maturities extending to 2035. These long-term borrowings consisted of $18.52 billion in secured long-term borrowings and $96.13 billion in unsecured long-term borrowings. As of February 2006, long-term borrowings included nonrecourse debt of $16.34 billion, consisting of $7.12 billion issued by William Street Funding Corporation (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments to investment-grade clients made by another wholly owned William Street entity), and $9.22 billion issued by other consolidated entities, of which $1.05 billion was related to our power generation facilities. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

       The following table sets forth our quarterly long-term borrowings maturity profile through the first fiscal quarter of 2012:
Long-Term Borrowings Maturity Profile
($ in millions)

(1)	Our long-term borrowings include extendible debt if the earliest maturity is one year or greater from our financial statement date. Extendible debt is categorized in the maturity profile at the earliest possible maturity even though the debt can be, and in the past generally has been, extended.

       As of February 2006, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $4.03 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our leases.
       Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. We may incur exit costs in fiscal 2006 and thereafter to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.
       As of February 2006, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $52.36 billion.

       On February 24, 2006, Goldman Sachs entered into an agreement to sell its interest in East Coast Power LLC to General Electric Capital Corporation, subject to the receipt of regulatory approvals and other closing conditions. The transaction is expected to close during our second or third fiscal quarter of 2006, and depending on the level of net revenues in such period, the resulting gain may be material to our results of operations.
       The following table sets forth our commitments as of February 2006:
Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration

	Remainder	2007-	2009-	2011-
	of 2006	2008	2010	Thereafter	Total

Commitments to extend credit
William Street program	$1,535	$1,865	$8,600	$2,943	$14,943

Other commercial lending:
Investment-grade	1,577	4,853	2,796	2,668	11,894
Non-investment-grade	783	1,592	1,734	11,541	15,650
Warehouse financing	12,558	3,124	166	86	15,934

Total commitments to extend credit	16,453	11,434	13,296	17,238	58,421

Commitments under letters of credit issued by banks to counterparties	7,747	366	50	—	8,163

Merchant banking commitments	16	151	2,715	1,495	4,377

Underwriting commitments	2,879	—	—	—	2,879

Other commercial commitments (1)	3,872	759	22	11	4,664

Total	$30,967	$12,710	$16,083	$18,744	$78,504

(1)	Includes construction-related commitments and other purchase commitments.

       Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments of $58.42 billion as of February 2006 compared with $61.12 billion as of November 2005. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments outside the William Street credit extension program are generally extended in connection with contingent acquisition financing and other types of corporate lending. We may reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources. With respect to the William Street credit extension program, substantially all of the commitments extended are to investment-grade corporate borrowers. With respect to these commitments, we have credit loss protection provided to us by SMFG, which is generally limited to 95% of the first loss we realize on approved loan commitments, subject to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of the second loss on such commitments, subject to a maximum of $1.13 billion. We also use other financial instruments to hedge certain William Street commitments not covered by SMFG. Our commitments to extend credit also include financing for the warehousing of financial assets to be securitized, primarily in connection with collateralized debt obligations (CDOs) and mortgage securitizations, which are expected to be repaid from the proceeds of the related securitizations for which we may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of mortgage-backed and other asset-backed securities, residential and commercial mortgages and corporate debt instruments.
       As of February 2006 and November 2005, we had construction-related commitments of $1.17 billion and $579 million, respectively, including commitments of $1.03 billion and $481 million, respectively, related to the development of wind energy projects. Construction-related commitments also include outstanding commitments of $79 million and $47 million as of February 2006 and November 2005, respectively, related to our new world headquarters in New York City, expected to cost between $2.3 billion and $2.5 billion.
       In January 2006, we entered into a definitive agreement to invest $2.58 billion in Industrial and Commercial Bank of China Limited (ICBC), with investment funds managed by Goldman Sachs assuming a substantial portion of our economic interest. The transaction is expected to close during our second fiscal quarter of 2006, subject to the receipt of regulatory approvals and other closing conditions.
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
       The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Three Months	Fiscal Year
	Ended	Ended
	February 2006	November 2005

	(in millions)

U.S. dollar-denominated	$35,445	$35,310
Non-U.S. dollar-denominated	9,318	11,029

Total Global Core Excess	$44,763	$46,339

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
       We maintain Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. This implies that we could fund our positions on a secured basis for one year in the event we were unable to issue new unsecured debt or liquidate assets. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset-by-asset. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $121.12 billion and $125.36 billion in the first quarter of 2006 and fiscal year 2005, respectively.

Asset-Liability Management
       Asset Quality and Balance Sheet Composition.    We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. We utilize aged inventory limits for certain financial instruments as a disincentive to our businesses to hold inventory over longer periods of time. We believe that these limits provide a complementary mechanism for ensuring appropriate balance sheet liquidity in addition to our standard position limits. In addition, we periodically reduce the size of certain parts of our balance sheet to comply with period end limits set by management. Because of these periodic reductions and certain other factors including seasonal activity, market conventions and periodic market opportunities in certain of our businesses that result in larger positions during the middle of our reporting periods, our balance sheet fluctuates between financial statement dates and is lower at fiscal period end than would be observed on an average basis. Over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 7% and 9% lower, respectively, than amounts that would have been observed based on a weekly average over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.
       Certain financial instruments may be more difficult to fund on a secured basis during times of market stress and, accordingly, we generally hold higher levels of capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of

	February	November
	2006	2005

	(in millions)

Mortgage whole loans and collateralized debt obligations (1)	$38,697	$31,459
Bank loans (2)	17,215	13,843
High-yield securities	10,208	8,822
Emerging market debt securities	2,392	1,789
SMFG convertible preferred stock	4,734	4,058
Other corporate principal investments (3)	2,319	1,723
Real estate principal investments (3)	686	745

(1)	Includes certain mortgage-backed interests held in QSPEs. See Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our securitization activities.

(2)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(3)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated employee-owned merchant banking funds) of $2.09 billion and $1.93 billion as of February 2006 and November 2005, respectively.

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
       See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on the Form 10-Q for further information regarding the financial instruments we hold.
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
       Our total capital of $143.57 billion and $128.01 billion as of February 2006 and November 2005, respectively, exceeded the aggregate of these requirements.
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
       Equity investments in subsidiaries are generally funded with parent company equity capital. As of February 2006, Group Inc.’s equity investment in subsidiaries was $27.41 billion compared with its total shareholders’ equity of $28.92 billion.
       Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of February 2006, Group Inc. had $17.51 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $17.86 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.42 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $2.22 billion invested in Goldman Sachs (Japan) Ltd., a regulated broker-dealer based in Tokyo. Group Inc. also had $46.13 billion of unsubordinated loans to these entities as of February 2006, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.
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
       Three Months Ended February 2006.    Our cash and cash equivalents decreased by $3.69 billion to $6.57 billion at the end of the first quarter of 2006. We raised $16.89 billion in net cash from financing activities, primarily in long-term debt, in light of the favorable debt financing environment, partially offset by common stock repurchases. We used net cash of $20.58 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for ourselves and our clients.
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

Recent Accounting Developments
       In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123-R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. Effective for the first quarter of 2006, we adopted SFAS No. 123-R, under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent to adoption. The accounting treatment of share-based awards granted to retirement-eligible employees prior to our adoption of SFAS No. 123-R has not changed and financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123-R.
       SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of 2006, we recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123-R as of the first day of our 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to our results of operations for the quarter.
       SFAS No. 123-R requires the immediate expensing of share-based awards granted to retirement-eligible employees, including awards subject to non-compete agreements. Share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, our compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both the amortization (and acceleration) of awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R as well as the full grant-date fair value of new awards granted to such employees under SFAS No. 123-R. The estimated annual noncash expense in fiscal 2006 associated with the continued amortization of share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R is approximately $650 million, of which $237 million was recognized in the first quarter.
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
       In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. As permitted, we early adopted SFAS No. 155 in the first quarter of 2006. Adoption did not have a material effect on our financial condition, results of operations or cash flows.

       Effective for the first quarter of 2006, we adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Goldman Sachs acquires residential mortgage servicing rights in connection with its mortgage securitization activities and has elected under SFAS No. 156 to account for these servicing rights at fair value. Adoption did not have a material effect on our financial condition, results of operations or cash flows.
Cautionary Statement Pursuant to the Private Securities
Litigation Reform Act of 1995
       We have included in Parts I and II of this Quarterly Report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.
       Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues that we expect to earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. Other important factors that could adversely affect our investment banking transactions are described under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

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

       The following table sets forth the daily VaR:
Daily VaR (1)
(in millions)

	Average for the				Three Months
	Three Months Ended		As of		Ended
	February	February	February	November	February 2006
Risk Categories	2006	2005	2006	2005	High	Low

Interest rates	$40	$32	$44	$45	$46	$35
Equity prices	69	29	85	54	85	55
Currency rates	18	15	30	10	30	9
Commodity prices	30	28	29	18	49	17
Diversification effect (2)	(65)	(39)	(77)	(44)

Total	$92	$65	$111	$83	117	73

(1)	During the first quarter of 2006, we excluded from our calculation certain equity positions generally due to their transfer restrictions or illiquidity. The effect of excluding these positions was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these positions, see “— Equity Positions” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

       Our average daily VaR increased to $92 million for the first quarter of 2006 from $65 million in the same period last year. The increase was primarily due to higher levels of exposure to equity prices and interest rates.
       The following chart presents our daily VaR during the last four quarters:
Daily VaR
($ in millions)

Trading Net Revenues Distribution
       Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended February 2006:
Daily Trading Net Revenues
($ in millions)

       As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2006.

Other Trading Risk
       The market risk for certain debt and equity positions held in our trading businesses that are not included in VaR generally due to transfer restrictions and/or illiquidity is described below:
       Debt Positions.    The market risk for debt positions primarily held in our credit products business that are not included in VaR is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the asset value of such positions. The market values of the underlying positions are sensitive to changes in a number of factors, including discount rates and the projected timing and amount of future cash flows. As of February 2006, the sensitivity to a 10% decline in the asset value of these positions was $658 million compared with $669 million as of November 2005.
       Equity Positions.    The market risk for equity positions that are not included in VaR is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual equity positions. Different assumptions could produce materially different risk estimates. As of February 2006, the sensitivity to a 10% equity market decline was $221 million.

Nontrading Risk
       SMFG.    The market risk of our investment in the convertible preferred stock of SMFG, net of the economic hedge on the unrestricted shares of common stock underlying a portion of our investment, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of February 2006, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $313 million compared with $262 million as of November 2005. The change is primarily due to an increase in the SMFG common stock price and, to a lesser extent, the impact of the passage of time in respect of the transfer restrictions on the underlying common stock. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.
       Other Principal Investments.    The market risk for financial instruments in our nontrading portfolio, including our merchant banking investments but excluding our investment in the convertible preferred stock of SMFG, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our nontrading portfolio. Different assumptions could produce materially different risk estimates. As of February 2006, the sensitivity of our nontrading portfolio (excluding our investment in the convertible preferred stock of SMFG) to a 10% equity market decline was $209 million compared with $181 million as of November 2005, primarily reflecting new private and public investments.

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

       The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of February 2006, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.
Over-the-Counter Derivative Credit Exposure
($ in millions)

			Exposure	Percentage of
		Collateral	Net of	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral

AAA/Aaa	$4,010	$445	$3,565	11%
AA/Aa2	9,855	1,935	7,920	24
A/A2	11,535	2,513	9,022	27
BBB/Baa2	10,401	2,868	7,533	23
BB/Ba2 or lower	8,398	3,850	4,548	14
Unrated	950	596	354	1

Total	$45,149	$12,207	$32,942	100%

(1)	Net of cash received pursuant to credit support agreements of $23.69 billion.

       The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:
Exposure Net of Collateral
(in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$420	$99	$1,454	$745	$847	$3,565
AA/Aa2	1,519	700	2,027	2,328	1,346	7,920
A/A2	2,011	1,227	3,179	1,459	1,146	9,022
BBB/Baa2	1,489	1,179	2,722	413	1,730	7,533
BB/Ba2 or lower	701	762	1,863	639	583	4,548
Unrated	64	60	210	1	19	354

Total	$6,204	$4,027	$11,455	$5,585	$5,671	$32,942

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates	$799	$315	$3,505	$3,516	$4,299	$12,434
Currencies	2,420	377	2,040	777	1,067	6,681
Commodities	2,250	2,862	5,256	612	169	11,149
Equities	735	473	654	680	136	2,678

Total	$6,204	$4,027	$11,455	$5,585	$5,671	$32,942

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

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

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
       The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended November 25, 2005.
IPO Process Matters
       In the lawsuit alleging an antitrust conspiracy to “tie” allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, on March 8, 2006 the underwriter defendants filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the U.S. Court of Appeals for the Second Circuit which reversed the federal district court’s dismissal of the action.
       In the lawsuit brought by an official committee of unsecured creditors on behalf of eToys, Inc., by a decision dated March 21, 2006, the trial court denied Goldman, Sachs & Co.’s motion to dismiss the two remaining claims.
Stock Options Litigation
       By an order dated February 8, 2006, the federal district court entered an order that, among other things, preliminarily approved the proposed settlement by certain market makers, including Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P. (now known as Goldman Sachs Execution & Clearing, L.P.), and scheduled a final hearing on the proposed settlement for May 22, 2006.
Mutual Fund Matters
       In the putative consolidated class and derivative actions brought by purported shareholders of certain Goldman Sachs mutual funds, on February 22, 2006, plaintiffs appealed from the dismissal of the actions.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
       The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended February 24, 2006.

				Total Number of	Maximum Number
			Average	Shares Purchased	of Shares That May
	Total Number		Price	as Part of Publicly	Yet Be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs (3)	Programs (3)

Month #1	2,577,110	(2)	$127.60	2,487,200	40,226,179
(November 26, 2005 to December 30, 2005) (1)

Month #2	10,088,200		$132.34	10,088,200	30,137,979
(December 31, 2005 to January 27, 2006)

Month #3	6,464,400		$141.36	6,464,400	23,673,579
(January 28, 2006 to February 24, 2006) (1)

Total (1)	19,129,710		$134.75	19,039,800

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through the date of the earnings release for such quarter.

(2)	Includes 89,910 shares withheld to satisfy employee income taxes on equity-based awards granted during the period.

(3)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 160 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005 and September 16, 2005. The repurchase program is intended to maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, share-based awards and exercises of employee stock options, the prevailing market price of our common stock and general market conditions. The total remaining authorization under the repurchase program was 21,681,579 shares as of March 24, 2006; the repurchase program has no set expiration or termination date.

Item 4:  Submission of Matters to a Vote of Security Holders
       On March 31, 2006, Group Inc. held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the re-election of Lloyd C. Blankfein, Lord Browne of Madingley, John H. Bryan, Claes Dahlbäck, Stephen Friedman, William W. George, James A. Johnson, Lois D. Juliber, Edward M. Liddy, Henry M. Paulson, Jr. and Ruth J. Simmons to the Board of Directors for one-year terms, (ii) the approval of an amendment to The Goldman Sachs Restricted Partner Compensation Plan, (iii) the ratification of the appointment of PricewaterhouseCoopers LLP as Group Inc.’s independent auditors for the 2006 fiscal year, and (iv) a shareholder proposal that the Board of Directors prepare a conflict-of-interest report on Goldman Sachs’ environmental policy and the donation of certain land in Tierra del Fuego.
       The shareholders re-elected all eleven directors and approved the amendment to The Goldman Sachs Restricted Partner Compensation Plan and the ratification of the appointment of PricewaterhouseCoopers LLP as Group Inc.’s independent auditors for the 2006 fiscal year. The shareholder proposal did not receive the approval of a majority of the outstanding shares of our common stock; as a result, in accordance with our By-Laws, the shareholder proposal was not approved. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

			Against/		Broker
		For	Withheld	Abstain	Non-Votes
1.	Election of Directors:
	Lloyd C. Blankfein	384,018,093	5,937,472	*	*
	Lord Browne of Madingley	367,799,962	22,155,603	*	*
	John H. Bryan	366,537,119	23,418,446	*	*
	Claes Dahlbäck	367,161,586	22,793,979	*	*
	Stephen Friedman	361,601,321	28,354,244	*	*
	William W. George	369,266,555	20,689,010	*	*
	James A. Johnson	362,714,564	27,241,001	*	*
	Lois D. Juliber	369,450,114	20,505,451	*	*
	Edward M. Liddy	368,619,758	21,335,807	*	*
	Henry M. Paulson, Jr.	381,369,589	8,585,976	*	*
	Ruth J. Simmons	369,387,904	20,567,661	*	*

2.	Approval of an Amendment to The Goldman Sachs Restricted Partner Compensation Plan	286,154,786	26,631,809	2,803,595	74,365,375

3.	Ratification of the Appointment of Independent Auditors	381,920,044	5,141,993	2,893,528	*

4.	Shareholder Proposal Regarding a Conflict-of-Interest Report	27	389,647,459	0	*

*	Not applicable

Item 6:  Exhibits
Exhibits:

4.1	Warrant Indenture, dated as of February 14, 2006, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.34 to The Goldman Sachs Group, Inc.’s Post-Effective Amendment No. 3 to Form S-3, filed on March 1, 2006).

10.1	The Goldman Sachs Amended and Restated Restricted Partner Compensation Plan.

12.1	Statement re: computation of ratios of earnings to fixed charges.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith
Title: Principal Accounting Officer
Date: April 4, 2006