Form 10-Q
period 2006-05-26
GOLDMAN SACHS GROUP INC/
filed 2006-07-03
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 26, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 23, 2006 there were 431,695,902 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED MAY 26, 2006
INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the three and six months ended May 26, 2006 and May 27, 2005	2

	Condensed Consolidated Statements of Financial Condition as of May 26, 2006 and November 25, 2005	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods ended May 26, 2006 and November 25, 2005	4

	Condensed Consolidated Statements of Cash Flows for the six months ended May 26, 2006 and May 27, 2005	5

	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 26, 2006 and May 27, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

	Report of Independent Registered Public Accounting Firm	45

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	89

Item 4:	Controls and Procedures	95

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	96

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	97

Item 5:	Other Information	98

Item 6:	Exhibits	100

SIGNATURES		101
EX-10.1:FORM OF RSU AWARD AGREEMENT
EX-10.2: FORM OF RSU AWARD AGREEMENT
EX-10.3: FORM OF YEAR-END RSU AWARD AGREEMENT
EX-10.4: FORM OF NON-EMPLOYEE DIRECTOR RSU AWARD AGREEMENT
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15.1: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1: RULE 13a-14(a) CERTIFICATIONS
EX-32.1: SECTION 1350 CERTIFICATIONS

PART I:     FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005
	(in millions, except per share amounts)

Revenues
Investment banking	$1,521	$796	$2,991	$1,669
Trading and principal investments	6,921	2,562	13,608	6,703
Asset management and securities services	1,016	724	2,570	1,498
Interest income	8,544	4,867	16,079	9,043

Total revenues	18,002	8,949	35,248	18,913
Interest expense	7,761	4,022	14,574	7,471
Cost of power generation	144	121	242	231

Revenues, net of interest expense and cost of power generation	10,097	4,806	20,432	11,211

Operating expenses
Compensation and benefits	5,086	2,403	10,387	5,606

Brokerage, clearing and exchange fees	403	274	754	526
Market development	121	94	221	176
Communications and technology	131	123	255	241
Depreciation and amortization	127	128	252	246
Amortization of identifiable intangible assets	44	31	78	62
Occupancy	199	186	392	334
Professional fees	123	109	232	205
Other expenses	339	214	648	426

Total non-compensation expenses	1,487	1,159	2,832	2,216

Total operating expenses	6,573	3,562	13,219	7,822

Pre-tax earnings	3,524	1,244	7,213	3,389
Provision for taxes	1,212	379	2,422	1,012

Net earnings	2,312	865	4,791	2,377
Preferred stock dividends	26	—	52	—

Net earnings applicable to common shareholders	$2,286	$865	$4,739	$2,377

Earnings per common share
Basic	$5.08	$1.78	$10.45	$4.85
Diluted	4.78	1.71	9.86	4.65

Dividends declared per common share	$0.35	$0.25	$0.70	$0.50

Average common shares outstanding
Basic	449.7	485.4	453.5	489.8
Diluted	478.3	506.2	480.8	510.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	May	November
	2006	2005
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$7,722	$10,261
Cash and securities segregated for regulatory and other purposes	70,740	51,405
Receivables from brokers, dealers and clearing organizations	24,848	15,150
Receivables from customers and counterparties	68,769	60,231
Securities borrowed	210,287	191,800
Securities purchased under agreements to resell	86,944	83,619

Financial instruments owned, at fair value	268,169	238,043
Financial instruments owned and pledged as collateral, at fair value	41,986	38,983

Total financial instruments owned, at fair value	310,155	277,026

Other assets	19,419	17,312

Total assets	$798,884	$706,804

Liabilities and shareholders’ equity
Secured short-term borrowings	$9,984	$7,972
Unsecured short-term borrowings	52,337	47,247

Total short-term borrowings, including the current portion of long-term borrowings	62,321	55,219
Payables to brokers, dealers and clearing organizations	12,078	10,014
Payables to customers and counterparties	192,815	178,304
Securities loaned	38,838	23,331
Securities sold under agreements to repurchase	146,909	149,026
Financial instruments sold, but not yet purchased, at fair value	159,801	149,071
Other liabilities and accrued expenses	28,732	13,830

Secured long-term borrowings	17,844	15,669
Unsecured long-term borrowings	107,746	84,338

Total long-term borrowings	125,590	100,007

Total liabilities	767,084	678,802

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 104,000 and 70,000 shares issued and outstanding as of May 2006 and November 2005, respectively, with liquidation preference of $25,000 per share	2,600	1,750
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 593,527,373 and 573,970,935 shares issued as of May 2006 and November 2005, respectively, and 431,115,828 and 437,170,695 shares outstanding as of May 2006 and November 2005, respectively	6	6
Restricted stock units and employee stock options	3,576	3,415
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	19,076	17,159
Retained earnings	23,536	19,085
Accumulated other comprehensive income	11	—
Common stock held in treasury, at cost, par value $0.01 per share; 162,411,545 and 136,800,240 shares as of May 2006 and November 2005, respectively	(17,005)	(13,413)

Total shareholders’ equity	31,800	28,002

Total liabilities and shareholders’ equity	$798,884	$706,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	May	November
	2006	2005
	(in millions, except
	per share amounts)

Preferred stock
Balance, beginning of year	$1,750	$—
Issued	850	1,750

Balance, end of period	2,600	1,750

Common stock, par value $0.01 per share
Balance, beginning of year	6	6
Issued	—	—

Balance, end of period	6	6

Restricted stock units and employee stock options
Balance, beginning of year	3,415	2,013
Issued	970	1,871
Delivered	(701)	(423)
Forfeited	(107)	(37)
Options exercised	(1)	(9)

Balance, end of period	3,576	3,415

Additional paid-in capital
Balance, beginning of year	17,159	15,501
Issuance of common stock	1,483	1,417
Preferred stock issuance costs	(1)	(31)
Excess tax benefit related to share-based compensation	435	272

Balance, end of period	19,076	17,159

Retained earnings
Balance, beginning of year	19,085	13,970
Net earnings	4,791	5,626
Dividends declared on common stock	(288)	(494)
Dividends declared on preferred stock	(52)	(17)

Balance, end of period	23,536	19,085

Unearned compensation
Balance, beginning of year	—	(117)
Amortization of restricted stock units	—	117

Balance, end of period	—	—

Accumulated other comprehensive income
Balance, beginning of year	—	11
Currency translation adjustment, net of tax	27	(27)
Minimum pension liability adjustment, net of tax	—	(11)
Net (losses)/gains on cash flow hedges, net of tax	(2)	9
Net unrealized (losses)/gains on available-for-sale securities, net of tax	(14)	18

Balance, end of period	11	—

Common stock held in treasury, at cost
Balance, beginning of year	(13,413)	(6,305)
Repurchased	(3,592)	(7,108)

Balance, end of period	(17,005)	(13,413)

Total shareholders’ equity	$31,800	$28,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended May
	2006	2005
	(in millions)

Cash flows from operating activities
Net earnings	$4,791	$2,377
Non-cash items included in net earnings
Depreciation and amortization	365	335
Amortization of identifiable intangible assets	113	93
Share-based compensation	611	420
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(10,786)	982
Net receivables from brokers, dealers and clearing organizations	(7,634)	(1,971)
Net payables to customers and counterparties	6,768	15,847
Securities borrowed, net of securities loaned	(2,980)	(20,914)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell	(5,442)	15,535
Financial instruments owned, at fair value	(36,270)	(28,759)
Financial instruments sold, but not yet purchased, at fair value	10,380	10,289
Other, net	5,792	(1,697)

Net cash used for operating activities	(34,292)	(7,463)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,183)	(639)
Proceeds from sales of property, leasehold improvements and equipment	149	28
Business acquisitions, net of cash acquired	(563)	(438)
Proceeds from sales of investments	1,191	—

Net cash used for investing activities	(406)	(1,049)

Cash flows from financing activities
Short-term borrowings, net	6,055	(1,168)
Issuance of long-term borrowings	36,438	25,603
Repayment of long-term borrowings, including the current portion of long-term borrowings	(10,949)	(11,194)
Derivative contracts with a financing element, net	2,267	695
Common stock repurchased	(3,592)	(2,906)
Dividends paid on common and preferred stock	(340)	(254)
Proceeds from issuance of common stock	1,125	675
Proceeds from issuance of preferred stock, net of issuance costs	849	738
Excess tax benefit related to share-based compensation	306	—

Net cash provided by financing activities	32,159	12,189

Net (decrease)/increase in cash and cash equivalents	(2,539)	3,677

Cash and cash equivalents, beginning of year	10,261	4,365

Cash and cash equivalents, end of period	$7,722	$8,042

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $14.03 billion and $7.31 billion during the six months ended May 2006 and May 2005, respectively.

Cash payments for income taxes, net of refunds, were $1.63 billion and $1.36 billion during the six months ended May 2006 and May 2005, respectively.

Non-cash activities:
The firm assumed $190 million and $758 million of debt in connection with business acquisitions during the six months ended May 2006 and May 2005, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005
	(in millions)

Net earnings	$2,312	$865	$4,791	$2,377
Currency translation adjustment, net of tax	10	(17)	27	(17)
Net (losses)/gains on cash flow hedges, net of tax	(3)	4	(2)	4
Net unrealized losses on available-for-sale securities, net of tax	(11)	—	(14)	—

Comprehensive income	$2,308	$852	$4,802	$2,364

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

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, the accounting for goodwill and identifiable intangible assets, the determination of compensation and benefits expenses for interim periods, and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46-R, “Consolidation of Variable Interest Entities,” the firm consolidates VIEs of which it is the primary beneficiary.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

remove the firm as the general partner or to terminate the funds (see “— Recent Accounting Developments” below). These fund investments are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

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

Unless specifically stated otherwise, all references to May 2006 and May 2005 refer to the firm’s fiscal periods ended, or the dates, as the context requires, May 26, 2006 and May 27, 2005, respectively. All references to November 2005, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 25, 2005. All references to 2006, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, November 24, 2006. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Cash trading instruments owned by the firm (long positions) are marked to bid prices, and instruments sold but not yet purchased (short positions) are marked to offer prices. If liquidating a position is expected to affect its prevailing market price, the valuation is adjusted generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine this adjustment.

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

•	Principal Investments. In valuing corporate and real estate principal investments, the firm’s portfolio is separated into investments in private companies (including the firm’s investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC)), investments in public companies (excluding the firm’s investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG)) and the firm’s investment in SMFG.

The firm’s private principal investments, by their nature, have little or no price transparency. Such investments (including the firm’s investment in ICBC) are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if it is determined that the expected realizable value of the investment is less than the carrying value. In reaching that determination, many factors are considered including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

The firm’s public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices discounted based on predetermined written policies for nontransferability and illiquidity.

The firm’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and the downside protection on the conversion strike price. The firm’s investment in the convertible preferred stock of SMFG is generally nontransferable, but is freely convertible into SMFG common stock. Restrictions on the firm’s ability to hedge or sell two-thirds of the common stock underlying its investment in SMFG lapsed in equal installments on February 7, 2005 and March 9, 2006. As of the date of this filing, the firm has fully hedged the first one-third installment of the unrestricted shares and has hedged approximately one-half of the second one-third installment of the unrestricted shares. Restrictions on the firm’s ability to hedge or sell the remaining one-third installment lapse on February 7, 2007. As of March 1, 2006, the conversion price of the firm’s SMFG preferred stock into shares of SMFG common stock was ¥320,700. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,700).

In general, transfers of financial assets are accounted for as sales under SFAS No. 140 when the firm has relinquished control over the transferred assets. For transfers accounted for as sales,

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

any related gains or losses are recognized in net revenues. Transfers that are not accounted for as sales are accounted for as collateralized financing arrangements and secured borrowings, with the related interest expense recognized in net revenues over the lives of the transactions.

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

The following table sets forth the power generation revenues and costs directly associated with the firm’s consolidated power generation facilities:

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005
	(in millions)

Revenues (1)	$178	$115	$290	$245
Cost of power generation	144	121	242	231

(1)	Excludes revenues from nonconsolidated power generation facilities, accounted for in accordance with the equity method of accounting, as well as revenues associated with the firm’s power trading activities.

Commissions.   Commission revenues from executing and clearing client transactions on stock, options and futures markets worldwide are recognized in “Trading and principal investments” in the condensed consolidated statements of earnings on a trade-date basis.

Insurance Contracts.   Revenues from variable annuity and variable life insurance contracts generally consist of fees assessed on contract holder account balances for mortality charges, policy

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

administration and surrender charges. These fees are recognized in the condensed consolidated statements of earnings in the period that services are provided. Premiums earned for providing property and catastrophe reinsurance are recognized in revenues over the coverage period, net of premiums ceded for the cost of reinsurance. Insurance revenues are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

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

Share-Based Compensation

In the first quarter of 2006, the firm adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The firm adopted SFAS No. 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent to adoption. The accounting treatment of share-based awards granted to retirement-eligible employees prior to the firm’s adoption of SFAS No. 123-R has not changed and financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123-R.

Two key differences between SFAS No. 123-R and SFAS No. 123 are:

First, SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of 2006, the firm recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123-R as of the first day of the firm’s 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to the firm’s results of operations for that quarter.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Second, SFAS No. 123-R requires the immediate expensing of share-based awards granted to retirement-eligible employees, including awards subject to non-compete agreements. Share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, the firm’s compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both the amortization (and acceleration) of awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R as well as the full grant-date fair value of new awards granted to such employees under SFAS No. 123-R. The estimated annual non-cash expense in fiscal 2006 associated with the continued amortization of share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R is approximately $650 million, of which $138 million and $375 million were recognized in the three and six months ended May 2006, respectively.

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

If the firm were to recognize compensation expense over the relevant service period, generally three years, under the fair value method per SFAS No. 123 with respect to stock options granted for the year ended November 29, 2002 and prior years, net earnings would have decreased for the three and six months ended May 2005, resulting in pro forma net earnings and earnings per common share (EPS) as set forth below:

		Three Months Ended	Six Months Ended
		May 2005	May 2005
		(in millions, except per share amounts)

Net earnings applicable to common shareholders, as reported		$865	$2,377

Add:	Share-based compensation expense, net of related tax effects, included in reported net earnings	130	271
Deduct:	Share-based compensation expense, net of related tax effects, determined under the fair value method for all awards	(143)	(296)

Pro forma net earnings applicable to common shareholders		$852	$2,352

Earnings per common share, as reported
Basic		$1.78	$4.85
Diluted		1.71	4.65

Pro forma earnings per common share
Basic		$1.76	$4.80
Diluted		1.68	4.61

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

Property and equipment placed in service prior to December 1, 2001 are depreciated under the accelerated cost recovery method. Property and equipment placed in service on or after December 1, 2001 are depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements for which the useful life of the improvement is shorter than the term of the lease are amortized under the accelerated cost recovery method if placed in service prior to December 1, 2001. All other leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the useful life of the software.

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

Recent Accounting Developments

In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. The firm, as the general partner of numerous merchant banking and asset management partnerships, is required to adopt the provisions of EITF 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of fiscal 2007 for partnerships formed on or before June 29, 2005 that have not been modified. The firm generally expects to provide limited partners in these funds with rights to remove the firm as the general partner or to terminate the partnerships and, therefore, does not expect that EITF 04-5 will have a material effect on the firm’s financial condition, results of operations or cash flows.

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

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46-R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46-R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46-R by requiring an analysis of the purpose for which an entity was created and the variability that the entity was designed to create. This FSP must be applied prospectively to all entities with which a reporting enterprise first becomes involved and to all entities previously required to be analyzed under FIN No. 46-R when a reconsideration event has occurred. In accordance with the transition provisions, the firm will adopt this FSP prospectively in the fourth quarter of fiscal 2006 and does not expect it to have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.	Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value:

	As of
	May 2006				November 2005
	Assets		Liabilities		Assets		Liabilities
			(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$10,227	(1)	$—		$14,609	(1)	$—
U.S. government, federal agency and sovereign obligations	63,190		57,448		68,688		51,458
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	37,762		180		31,459		223
Investment-grade corporate bonds	15,166		4,369		12,415		4,232
Bank loans	23,555		839		13,843		288
High-yield securities	10,090		2,143		8,822		2,072
Preferred stock	7,157		138		7,315		71
Other	1,099		305		877		278

	94,829		7,974		74,731		7,164
Equities and convertible debentures	71,226		29,979		56,656		32,565
State, municipal and provincial obligations	3,672		—		2,524		—
Derivative contracts	65,073	(2)	63,316	(3)	58,532	(2)	57,829	(3)
Physical commodities	1,938		1,084		1,286		55

Total	$310,155	(4)	$159,801		$277,026		$149,071

(1)	Includes $6.23 billion and $6.12 billion, as of May 2006 and November 2005, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program.

(2)	Net of cash received pursuant to credit support agreements of $24.52 billion and $22.61 billion as of May 2006 and November 2005, respectively.

(3)	Net of cash paid pursuant to credit support agreements of $19.00 billion and $16.10 billion as of May 2006 and November 2005, respectively.

(4)	Includes approximately $1.29 billion of federal agency obligations, investment-grade corporate bonds and other high-grade debt instruments, which are held by the firm’s insurance subsidiaries and accounted for as “available-for-sale” securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

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

In addition to derivative transactions entered into for trading purposes, the firm enters into derivatives accounted for as hedges to manage certain interest rate and currency exposures, including derivatives used to hedge the firm’s net investment in non-U.S. operations. The firm applies fair value hedge accounting to derivative contracts that hedge changes in the relevant benchmark interest rate (e.g. London Interbank Offered Rate (LIBOR)), effectively converting a substantial portion of the firm’s long-term and certain short-term borrowings into floating rate obligations. In addition, the firm applies cash flow hedge accounting to derivative transactions that hedge currency exposure on certain forecasted transactions in its consolidated power generation facilities. See Note 2 for information regarding the firm’s policy on derivative transactions used to hedge its net investment in non-U.S. operations.

The firm applies long-haul hedge accounting to substantially all of its hedge accounting relationships and performs an ongoing assessment of the effectiveness of these transactions in achieving offsetting changes in fair value or offsetting cash flows attributable to the risk being hedged. For fair value hedges, gains or losses on derivative transactions as well as the hedged item are recognized in net revenues in the condensed consolidated statements of earnings. For cash flow hedges, the effective portion of gains or losses on derivative transactions is reported as a component of “Other comprehensive income.” Gains or losses related to hedge ineffectiveness for all hedges are included in net revenues. These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment of hedge effectiveness (e.g. the effect of time value on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the three and six months ended May 2006.

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

	As of
	May 2006		November 2005
	Assets	Liabilities	Assets	Liabilities
		(in millions)

Forward settlement contracts	$13,541	$13,761	$13,921	$15,345
Swap agreements	25,613	21,519	25,865	22,001
Option contracts	25,919	28,036	18,746	20,483

Total	$65,073	$63,316	$58,532	$57,829

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

During the six months ended May 2006 and May 2005, the firm securitized $49.65 billion and $37.94 billion, respectively, of financial assets, including $36.57 billion and $30.11 billion, respectively, of residential mortgage loans and securities. Cash flows received on retained interests were approximately $422 million and $394 million for the six months ended May 2006 and May 2005, respectively.

As of May 2006 and November 2005, the firm held $5.31 billion and $6.07 billion of retained interests, respectively, including $4.94 billion and $5.62 billion, respectively, held in QSPEs. The fair value of retained interests valued using quoted market prices in active markets was $2.04 billion and $1.34 billion as of May 2006 and November 2005, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the weighted average key economic assumptions used in measuring retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of May 2006		As of November 2005
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	Corporate Debt	Mortgage-	Corporate Debt
	Backed	and Other (3)	Backed	and Other (3)
		($ in millions)

Fair value of retained interests	$1,791	$1,480	$2,928	$1,799
Weighted average life (years)	8.5	5.5	5.7	5.1

Constant prepayment rate	22.5%	N/A	18.6%	N/A
Impact of 10% adverse change	$(52)	$—	$(44)	$—
Impact of 20% adverse change	(88)	—	(73)	—

Anticipated credit losses (1)	2.5%	3.9%	5.0%	2.5%
Impact of 10% adverse change (2)	$(68)	$(3)	$(25)	$(4)
Impact of 20% adverse change (2)	(120)	(6)	(48)	(9)

Discount rate	10.2%	5.9%	7.4%	6.5%
Impact of 10% adverse change	$(75)	$(12)	$(70)	$(13)
Impact of 20% adverse change	(144)	(23)	(136)	(29)

(1)	Anticipated credit losses are computed only on positions in which expected credit loss is a key assumption in the determination of fair values.

(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over- collateralization and subordination provisions.

(3)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests approximated $8 billion and $5 billion as of May 2006 and November 2005, respectively.

In connection with the issuance of asset-repackaged notes to investors, the firm had derivative receivables from QSPEs, to which the firm has transferred assets, with a fair value of $101 million and $108 million as of May 2006 and November 2005, respectively. These receivables are collateralized by a first-priority interest in the assets held by each QSPE.

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

The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs where the firm does not hold a majority voting interest:

	As of
	May	November
	2006	2005
	(in millions)

Consolidated VIE assets (1)	$6,936	$6,624
Maximum exposure to loss	4,312	3,944

(1)	Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth total assets in nonconsolidated VIEs in which the firm holds significant variable interests and the firm’s maximum exposure to loss associated with these interests:

	As of May 2006
		Maximum Exposure to Loss in Nonconsolidated VIEs
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)

Collateralized debt obligations	$32,396	$430	$—	$7,596	$—	$8,026
Asset repackagings and credit-linked notes	4,284	—	—	3,066	—	3,066
Power-related	3,440	2	77	—	601	680
Investments in loans and real estate	14,137	—	10	—	1,507	1,517
Mortgage-backed and other asset-backed	7,420	318	523	58	227	1,126

Total	$61,677	$750	$610	$10,720	$2,335	$14,415

	As of November 2005
		Maximum Exposure to Loss in Nonconsolidated VIEs
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)

Collateralized debt obligations	$24,295	$780	$—	$4,536	$—	$5,316
Asset repackagings and credit-linked notes	2,568	—	—	1,527	—	1,527
Power-related	6,667	2	95	—	1,070	1,167
Investments in loans and real estate	14,232	—	11	—	1,082	1,093
Mortgage-backed and other asset-backed	6,378	208	248	52	426	934

Total	$54,140	$990	$354	$6,115	$2,578	$10,037

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

The firm obtains securities as collateral principally through the use of resale agreements, securities borrowing agreements, derivative transactions, customer margin loans and other secured

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

borrowing activities to finance inventory positions, to meet customer needs and to satisfy settlement requirements. In many cases, the firm is permitted to sell or repledge securities held as collateral. These securities may be used to secure repurchase agreements, to enter into securities lending or derivative transactions, or to cover short positions. As of May 2006 and November 2005, the fair value of securities received as collateral by the firm that it was permitted to sell or repledge was $690.05 billion and $629.94 billion, respectively, of which the firm sold or repledged $594.63 billion and $550.33 billion, respectively.

The firm also pledges securities it owns. Counterparties may or may not have the right to sell or repledge the securities. Securities owned and pledged to counterparties that have the right to sell or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $41.99 billion and $38.98 billion as of May 2006 and November 2005, respectively. Securities owned and pledged in connection with repurchase and securities lending agreements to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and were $90.57 billion and $93.90 billion as of May 2006 and November 2005, respectively.

In addition to repurchase and securities lending agreements, the firm also pledges securities and other assets it owns to counterparties that do not have the right to sell or repledge, in order to collateralize secured short-term and long-term borrowings. In connection with these transactions, the firm pledged assets of $33.36 billion and $27.84 billion as collateral as of May 2006 and November 2005, respectively. See Note 4 and Note 5 for further information regarding the firm’s secured short-term and long-term borrowings.

Note 4.	Short-Term Borrowings

The firm obtains short-term borrowings primarily through the use of promissory notes, commercial paper, secured debt and bank loans. As of May 2006 and November 2005, secured short-term borrowings were $9.98 billion and $7.97 billion, respectively. Unsecured short-term borrowings were $52.34 billion and $47.25 billion as of May 2006 and November 2005, respectively. Short-term borrowings also include the portion of long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Short-term borrowings are set forth below:

	As of
	May	November
	2006	2005
	(in millions)

Promissory	$20,092	$17,339
Commercial paper	4,776	5,154
Secured debt, bank loans and other	18,703	15,975
Current portion of secured and unsecured long-term borrowings	18,750	16,751

Total (1)(2)	$62,321	$55,219

(1)	As of May 2006 and November 2005, the weighted average interest rates for short-term borrowings, including commercial paper, were 4.76% and 3.98%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 4.74% and 3.86% as of May 2006 and November 2005, respectively.

(2)	Short-term borrowings as of May 2006 include $1.87 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155.

Note 5.	Long-Term Borrowings

The firm obtains secured and unsecured long-term borrowings, which consist principally of senior borrowings with maturities extending to 2036. As of May 2006 and November 2005, secured long-term borrowings were $17.84 billion and $15.67 billion, respectively. Unsecured long-term borrowings were $107.75 billion and $84.34 billion as of May 2006 and November 2005, respectively.

Long-term borrowings are set forth below:

	As of
	May	November
	2006	2005
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$38,250	$35,530
Non-U.S. dollar	20,068	16,224
Floating rate obligations (2)
U.S. dollar	39,047	31,952
Non-U.S. dollar	28,225	16,301

Total (3)	$125,590	$100,007

(1)	As of May 2006 and November 2005, interest rates on U.S. dollar fixed rate obligations ranged from 3.88% to 12.00% and from 3.72% to 12.00%, respectively. As of May 2006 and November 2005, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.31% to 8.88% and from 0.65% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

(3)	Long-term borrowings as of May 2006 include $2.77 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Long-term borrowings include nonrecourse debt issued by the following subsidiaries, as set forth in the table below. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay.

	As of
	May	November
	2006	2005
	(in millions)

William Street Funding Corporation	$5,225	$5,107
Variable interest entities	6,788	5,568
Other subsidiaries	3,477	2,951

Total (1)	$15,490	$13,626

(1)	Includes $1.06 billion and $1.33 billion of nonrecourse debt related to the firm’s consolidated power generation facilities as of May 2006 and November 2005, respectively.

Long-term borrowings by fiscal maturity date are set forth below:

	As of
	May 2006 (1) (2)			November 2005 (1) (2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2007	$8,733	$195	$8,928	$13,662	$861	$14,523
2008	9,830	2,855	12,685	6,218	2,872	9,090
2009	10,455	3,599	14,054	9,241	3,094	12,335
2010	6,258	7,881	14,139	6,411	7,698	14,109
2011	5,594	7,154	12,748	4,840	1,430	6,270
2012-thereafter	36,426	26,610	63,036	27,110	16,570	43,680

Total	$77,296	$48,294	$125,590	$67,482	$32,525	$100,007

(1)	Long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The effective weighted average interest rates for long-term borrowings, after hedging activities, are set forth below:

	As of
	May		November
	2006		2005
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$2,603	5.95%	$3,468	5.48%
Floating rate obligations	122,987	5.48	96,539	4.31

Total	$125,590	5.49	$100,007	4.35

Subordinated Borrowings

Long term borrowings include $2.84 billion of junior subordinated debentures as of May 2006 and November 2005 and $1.50 billion of subordinated notes as of May 2006.

Junior Subordinated Debentures.   The firm issued $2.84 billion of junior subordinated debentures in its first fiscal quarter of 2004 to Goldman Sachs Capital Trust I (the Trust), a Delaware statutory trust created for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures issued by the firm and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of May 2006 and November 2005, the firm held all the common beneficial interests. The Trust is a wholly owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

The firm pays interest semiannually on these debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. The firm has the right, from time to time, to defer payment of interest on the debentures, and, therefore, cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semiannual periods. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by the firm unless all dividends payable on the preferred beneficial interests have been paid in full. These notes are junior in right of payment to all of the firm’s senior indebtedness and all of the firm’s subordinated notes (described below). See Note 6 for information regarding the firm’s guarantee of the preferred beneficial interests issued by the Trust.

Subordinated Notes.   The firm issued $1.50 billion of subordinated notes in its second fiscal quarter of 2006. The firm pays interest semiannually on these notes at an annual rate of 6.45% and the notes mature on May 1, 2036. These notes are junior in right of payment to all of the firm’s senior indebtedness.

Note 6.	Commitments, Contingencies and Guarantees

Commitments

Forward Secured Financings.   The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and lending arrangements, of $58.19 billion and $49.93 billion as of May 2006 and November 2005, respectively.

Commitments to Extend Credit.   In connection with its lending activities, the firm had outstanding commitments of $72.17 billion and $61.12 billion as of May 2006 and November 2005, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value.

The following table summarizes the firm’s commitments to extend credit at May 2006 and November 2005:

Commitments to Extend Credit
(in millions)

	As of
	May	November
	2006	2005

William Street program	$16,539	$14,505
Other commercial lending commitments
Investment-grade	12,453	17,592
Non-investment-grade	29,532	18,536
Warehouse financing	13,643	10,489

Total commitments to extend credit	$72,167	$61,122

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the William Street credit extension program are issued by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, and also by other subsidiaries of Group Inc. William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, was formed to raise funding to support the William Street credit extension program. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to these commitments, the firm has credit loss protection provided to it by SMFG, which is generally limited to 95% of the first loss the firm realizes on approved loan commitments, subject to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments, subject to a maximum of $1.13 billion. The firm also uses other financial instruments to hedge certain William Street commitments not covered by SMFG.

•	Other commercial lending commitments. In addition to the commitments issued under the William Street credit extension program, the firm extends other credit commitments, primarily in connection with contingent acquisition financing and other types of corporate

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

•	Warehouse financing. The firm provides financing for the warehousing of financial assets to be securitized, primarily in connection with CDOs and mortgage securitizations. These financings are expected to be repaid from the proceeds of the related securitizations for which the firm may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of mortgage-backed and other asset-backed securities, residential and commercial mortgages and corporate debt instruments.

Letters of Credit.   The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $8.94 billion and $9.23 billion as of May 2006 and November 2005, respectively.

Merchant Banking Commitments.   The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt instruments in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $4.34 billion and $3.54 billion in corporate and real estate investment funds as of May 2006 and November 2005, respectively.

Construction-Related Commitments.   As of May 2006 and November 2005, the firm had construction-related commitments of $1.40 billion and $579 million, respectively, including commitments of $1.05 billion and $481 million, respectively, related to the development of wind energy projects. Construction-related commitments also include outstanding commitments of $290 million and $47 million as of May 2006 and November 2005, respectively, related to the firm’s new world headquarters in New York City, expected to cost between $2.3 billion and $2.5 billion.

Underwriting Commitments.   As of May 2006, the firm had commitments to purchase $311 million of securities in connection with its underwriting activities.

Other.   The firm had other purchase commitments of $732 million and $644 million as of May 2006 and November 2005, respectively.

Leases.   The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, are set forth below:

(in millions)

Minimum rental payments
Remainder of 2006	$205
2007	567
2008	369
2009	368
2010	280
2011-thereafter	2,317

Total	$4,106

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

The firm is contingently liable to provide guaranteed mortality benefits in connection with its insurance business. The net amount at risk, representing guaranteed mortality benefits in force under annuity contracts in excess of contract holder account balances, was $1.40 billion as of May 2006. The average attained age of contract holders was 70 years as of May 2006.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of May 2006 and November 2005:

	As of May 2006
		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying	Remainder	2007-	2009-	2011-
	Value	of 2006	2008	2010	Thereafter	Total
			(in millions)

Derivatives (1)	$2,499	$299,129	$379,116	$279,294	$492,756	$1,450,295
Securities lending indemnifications (2)	—	24,181	—	—	—	24,181
Guarantees of trust preferred beneficial interest (3)	—	87	349	349	6,851	7,636
Guarantee of the collection of contractual cash flows	—	4	155	1	—	160
Merchant banking fund-related commitments	—	19	44	5	58	126
Letters of credit and other guarantees	23	457	133	10	125	725

	As of November 2005
		Maximum Payout/Notional Amount by Period of Expiration (4)
	Carrying		2007-	2009-	2011-
	Value	2006	2008	2010	Thereafter	Total
			(in millions)

Derivatives (1)	$8,217	$356,131	$244,163	$259,332	$289,459	$1,149,085
Securities lending indemnifications (2)	—	16,324	—	—	—	16,324
Guarantees of trust preferred beneficial interest (3)	—	174	349	349	6,851	7,723
Guarantee of the collection of contractual cash flows	—	147	2	95	20	264
Merchant banking fund-related commitments	—	15	23	6	56	100
Letters of credit and other guarantees	4	354	119	129	101	703

(1)	The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held by the lenders in connection with securities lending indemnifications was $25.20 billion and $16.89 billion as of May 2006 and November 2005, respectively.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust. See Note 5 for further information regarding the Trust.

(4)	Such amounts do not represent the anticipated losses in connection with these contracts.

In the normal course of its business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of May 2006 and November 2005.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the normal course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of May 2006 and November 2005.

Note 7.	Shareholders’ Equity

On June 12, 2006, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per common share with respect to the firm’s second fiscal quarter of 2006 to be paid on August 24, 2006 to common shareholders of record on July 25, 2006.

During the three and six months ended May 2006, the firm repurchased 6.5 million shares and 25.6 million shares of its common stock at a total cost of $1.02 billion and $3.59 billion, respectively. The average price paid per share for repurchased shares was $156.59 and $140.28 for the three and six months ended May 2006, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, the firm cancelled 3.0 million restricted stock units with a total value of $374 million in the first half of 2006.

On May 24, 2006, the firm issued 34,000 shares of perpetual Floating Rate Non-Cumulative Preferred Stock, Series D.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of May 2006, the firm had 104,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:

Preferred Stock by Series

	Shares	Shares		Earliest	Redemption Value
Series	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)

A	30,000	50,000	3 month LIBOR + 0.75%,	April 25, 2010	$ 750
			with floor of 3.75% per annum

B	32,000	50,000	6.20% per annum	October 31, 2010	800

C	8,000	25,000	3 month LIBOR + 0.75%,	October 31, 2010	200
			with floor of 4% per annum

D	34,000	60,000	3 month LIBOR + 0.67%,	May 24, 2011	850
			with floor of 4% per annum

	104,000	185,000			$2,600

Each share of preferred stock has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. All preferred stock also has a preference over the firm’s common stock upon liquidation.

On June 12, 2006, the Board declared a dividend per preferred share of $377.58, $387.50, $377.58 and $318.36 for Series A, Series B, Series C and Series D preferred stock, respectively, to be paid on August 10, 2006 to preferred shareholders of record on July 26, 2006.

The following table sets forth the firm’s accumulated other comprehensive income by type:

	As of
	May		November
	2006		2005
	(in millions)

Currency translation adjustment, net of tax	$11		$(16)
Minimum pension liability adjustment, net of tax	(11)		(11)
Net gains on cash flow hedges, net of tax	7		9
Net unrealized gains on available-for-sale securities, net of tax	4	(1)	18

Total accumulated other comprehensive income, net of tax	$11		$—

(1)	Consists of net unrealized losses of $11 million on available-for-sale securities held by the firm’s insurance subsidiaries and net unrealized gains of $15 million on available-for-sale securities held by investees accounted for under the equity method.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005
	(in millions, except per share amounts)

Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,286	$865	$4,739	$2,377

Denominator for basic EPS — weighted average number of common shares	449.7	485.4	453.5	489.8
Effect of dilutive securities
Restricted stock units	13.3	9.2	12.1	8.5
Stock options	15.3	11.6	15.2	12.4

Dilutive potential common shares	28.6	20.8	27.3	20.9

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	478.3	506.2	480.8	510.7

Basic EPS	$5.08	$1.78	$10.45	$4.85
Diluted EPS	4.78	1.71	9.86	4.65

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005
	(in millions)

Number of antidilutive options, end of period	—	1	—	1

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	May	November
	2006	2005
	(in millions)

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	139	91
Equities (1)	2,387	2,390
Principal Investments	22	1
Asset Management and Securities Services
Asset Management (2)	421	424
Securities Services	117	117

Total	$3,211	$3,148

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of
		May	November
		2006	2005
		(in millions)

Customer lists (1)	Gross carrying amount	$1,034	$1,021
	Accumulated amortization	(271)	(244)

	Net carrying amount	$763	$777

Power contracts (2)	Gross carrying amount	$756	$497
	Accumulated amortization	(45)	(16)

	Net carrying amount	$711	$481

New York Stock Exchange (NYSE) specialist rights	Gross carrying amount	$714	$714
	Accumulated amortization	(151)	(134)

	Net carrying amount	$563	$580

Value of business	Gross carrying amount	$319	$—
acquired (VOBA) (3)	Accumulated amortization	(6)	—

	Net carrying amount	$313	$—

Exchange-traded fund (ETF) specialist rights	Gross carrying amount	$138	$138
	Accumulated amortization	(30)	(27)

	Net carrying amount	$108	$111

Other (4)	Gross carrying amount	$329	$312
	Accumulated amortization	(225)	(206)

	Net carrying amount	$104	$106

Total	Gross carrying amount	$3,290	$2,682
	Accumulated amortization	(728)	(627)

	Net carrying amount	$2,562	$2,055

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK LLC (SLK) and financial counseling customer lists related to The Ayco Company, L.P.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix Energy, Inc. and National Energy & Gas Transmission, Inc. (NEGT). Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of the firm’s secured short-term and long-term borrowings. The weighted average remaining life of these power contracts is approximately 11 years.

(3)	Represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in fiscal 2006. VOBA is amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA is seven years as of the end of the second quarter.

(4)	Primarily includes technology-related and other assets related to SLK.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 13 years.

Amortization expense associated with identifiable intangible assets was $69 million and $56 million for the three months ended May 2006 and May 2005, respectively, and $113 million and $93 million for the six months ended May 2006 and May 2005, respectively, including amortization associated with the firm’s consolidated power generation facilities reported within “Cost of power generation” in the condensed consolidated statements of earnings.

The estimated future amortization for existing identifiable intangible assets through 2011 is set forth below:

(in millions)

Remainder of 2006	$117
2007	243
2008	208
2009	197
2010	189
2011	184

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	May	November
	2006	2005
	(in millions)

Goodwill and identifiable intangible assets (1)	$5,773	$5,203
Property, leasehold improvements and equipment (2)	6,283	5,097
Equity-method investments and joint ventures	2,517	2,965
Income tax-related assets	1,637	1,304
Miscellaneous receivables and other	3,209	2,743

Total	$19,419	$17,312

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(2)	Net of accumulated depreciation and amortization of $4.88 billion and $4.62 billion for May 2006 and November 2005, respectively.

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

	As of
	May	November
	2006	2005
	(in millions)

Separate account liabilities (1)	$8,108	$—
Compensation and benefits	8,891	6,598
Minority interest	3,815	3,164
Other insurance-related liabilities (2)	2,314	—
Income tax-related liabilities	1,672	868
Accrued expenses and other payables	3,932	3,200

Total	$28,732	$13,830

(1)	Offsetting separate account assets, representing segregated contract holder funds under variable annuity and variable life insurance contracts, are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

(2)	Consists of $2.03 billion of contract holder account balances and liabilities for future benefits and unpaid claims and $280 million in reserves for guaranteed minimum death and income benefits on variable annuity contracts. Such reserves represent estimates, under multiple scenarios, of future guaranteed benefits expected to be paid less future fees expected to be earned. Related to the $2.03 billion is a receivable of $790 million for risks ceded to reinsurers included in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Reinsurance contracts do not relieve the firm from its obligations to contract holders.

Note 11.	Employee Benefit Plans

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005
		(in millions)

U.S. pension
Service cost	$—	$—	$—	$—
Interest cost	5	5	10	10
Expected return on plan assets	(6)	(6)	(13)	(13)
Net amortization	1	1	3	3

Total	$—	$—	$—	$—

Non-U.S. pension
Service cost	$14	$12	$28	$23
Interest cost	6	5	12	10
Expected return on plan assets	(7)	(6)	(14)	(12)
Net amortization	2	3	5	6
Other (1)	—	—	—	(17)

Total	$15	$14	$31	$10

Postretirement
Service cost	$4	$4	$8	$7
Interest cost	4	3	9	6
Net amortization	5	1	10	2

Total	$13	$8	$27	$15

(1)	Represents a benefit as a result of the termination of a Japanese pension plan.

The firm expects to contribute a minimum of $14 million to its pension plans and $6 million to its postretirement plans in fiscal 2006.

Note 12.	Employee Incentive Plans

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

The total number of shares of common stock that may be issued under the Amended SIP through fiscal 2008 may not exceed 250 million shares and, in each fiscal year thereafter, may not exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous fiscal years but not covered by awards granted in such years. As of May 2006 and November 2005, 195.7 million and 196.6 million shares, respectively, were available for grant under the Amended SIP.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Restricted Stock Units

The firm issued restricted stock units to employees under the Amended SIP, primarily in connection with year-end compensation and acquisitions. Of the total restricted stock units outstanding as of May 2006 and November 2005, (i) 28.8 million units and 30.1 million units, respectively, required future service as a condition to the delivery of the underlying shares of common stock and (ii) 18.7 million units and 25.0 million units, respectively, did not require future service. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain other requirements outlined in the award agreements. When delivering the underlying shares to employees, the firm generally issues new shares of common stock, as opposed to reissuing treasury shares.

The activity related to these restricted stock units is set forth below:

			Weighted Average
			Grant-Date Fair Value
	Restricted Stock		of Restricted Stock
	Units Outstanding		Units Outstanding
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required

Outstanding, November 2005 (1)	30,117,820	24,993,866	$112.01	$107.18
Granted (2) (3)	633,642	137,973	144.61	137.88
Forfeited	(448,829)	(179,143)	110.02	100.45
Delivered	—	(7,716,532)	—	90.84
Vested (3)	(1,491,575)	1,491,575	106.54	106.54

Outstanding, May 2006	28,811,058	18,727,739	$113.04	$114.15

(1)	Includes restricted stock units granted to employees during the six month period ended May 2006 as part of compensation for fiscal 2005.

(2)	The weighted average grant-date fair value of restricted stock units granted during the six month period ended May 2006 was $143.41 per unit, compared with $108.85 per unit for the same prior year period.

(3)	The aggregate fair value of awards vested during the six month period ended May 2006 was $227 million.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The activity related to these stock options is set forth below:

				Weighted
		Weighted	Aggregate	Average
	Options	Average	Intrinsic Value	Remaining Life
	Outstanding	Exercise Price	(in millions)	(in years)

Outstanding, November 2005 (1)	64,237,687	$83.24
Granted	—	—
Exercised	(14,443,901)	76.73
Forfeited	(176,967)	95.82

Outstanding, May 2006	49,616,819	$85.09	$3,366	5.4

Exercisable, May 2006	45,443,533	81.46	3,248	5.1

(1)	Includes stock options granted to employees in the six months ended May 2006 as part of compensation for fiscal 2005.

The total intrinsic value of options exercised during the six months ended May 2006 and May 2005 was $945 million and $454 million, respectively.

The following table sets forth share-based compensation and the related tax benefit:

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005
		(in millions)

Non-cash employee share-based compensation	$279	$201	$612	$420
Cash settled equity	4	—	17	—

Total employee share-based compensation	283	201	629	420
Excess tax benefit related to options exercised	181	70	337	160
Excess tax benefit related to share-based compensation (1)	$182	$73	$435	$165

(1)	Represents the tax benefit, recognized in additional paid-in capital, on stock options exercised and the delivery of shares underlying vested restricted stock units.

As of May 2006, there was $1.87 billion of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.11 years.

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

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $1.94 billion and $951 million for the six months ended May 2006 and May 2005, respectively. As of May 2006 and November 2005, the fees receivable from these funds were $347 million and $388 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $3.42 billion and $2.17 billion as of May 2006 and November 2005, respectively. In the normal course of business, the firm may also engage in other activities with these funds, including among others, securities lending, trade execution, trading and custody. See Note 6 for the firm’s commitments related to these funds.

Note 14.	Regulation

The firm is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of May 2006 and November 2005, the firm was in compliance with the CSE capital requirements.

The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of May 2006 and November 2005, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of May 2006 and November 2005, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs (Japan) Ltd. (GSJL). GSI, a regulated U.K. broker-dealer, is subject to the capital requirements of the U.K.’s Financial Services Authority, and GSJL, a regulated broker-dealer based in Tokyo, is subject to the capital requirements of Japan’s Financial Services Agency. As of May 2006 and November 2005, GSI and GSJL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of May 2006 and November 2005, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months			Six Months
		Ended May			Ended May
		2006	2005		2006	2005
			(in millions)

Investment	Net revenues	$1,526	$815		$2,997	$1,708
Banking	Operating expenses	1,094	718		2,283	1,505

	Pre-tax earnings	$432	$97		$714	$203

	Segment assets	$2,744	$3,205		$2,744	$3,205

Trading and Principal	Net revenues	$6,961	$2,813		$13,845	$7,196
Investments	Operating expenses	4,372	2,065		8,701	4,794

	Pre-tax earnings	$2,589	$748		$5,144	$2,402

	Segment assets	$551,940	$445,541		$551,940	$445,541

Asset Management and	Net revenues	$1,610	$1,178		$3,590	$2,307
Securities Services	Operating expenses	1,088	787		2,187	1,500

	Pre-tax earnings	$522	$391		$1,403	$807

	Segment assets	$244,200	$175,471		$244,200	$175,471

Total	Net revenues (1)	$10,097	$4,806		$20,432	$11,211
	Operating expenses (2)	6,573	3,562		13,219	7,822

	Pre-tax earnings (3)	$3,524	$1,244		$7,213	$3,389

	Total assets	$798,884	$624,472	(4)	$798,884	$624,472	(4)

(1)	Net revenues include net interest and cost of power generation as set forth in the table below:

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005
		(in millions)

Investment Banking	$5	$19	$6	$39
Trading and Principal Investments	40	251	237	493
Asset Management and Securities Services	594	454	1,020	809

Total net interest and cost of power generation	$639	$724	$1,263	$1,341

(2)	Includes net provisions for a number of litigation and regulatory proceedings of $19 million and $(8) million for the three months ended May 2006 and May 2005, respectively, and $48 million and $23 million for the six months ended May 2006 and May 2005, respectively, that have not been allocated to the firm’s segments.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005
		(in millions)

Investment Banking	$33	$38	$64	$78
Trading and Principal Investments	185	154	334	278
Asset Management and Securities Services	41	38	80	72

Total depreciation and amortization	$259	$230	$478	$428

(4)	Includes certain assets that management believes are not allocable to a particular segment.

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of May 26, 2006, the related condensed consolidated statements of earnings for the three and six months ended May 26, 2006 and May 27, 2005, the condensed consolidated statement of changes in shareholders’ equity for the six months ended May 26, 2006, the condensed consolidated statements of cash flows for the six months ended May 26, 2006 and May 27, 2005, and the condensed consolidated statements of comprehensive income for the three and six months ended May 26, 2006 and May 27, 2005. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
June 29, 2006

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

Unless specifically stated otherwise, all references to May 2006 and May 2005 refer to our fiscal periods ended, or the dates, as the context requires, May 26, 2006 and May 27, 2005, respectively. All references to November 2005, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 25, 2005. All references to 2006, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, November 24, 2006.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview

Our diluted earnings per common share were $4.78, annualized return on average tangible common shareholders’ equity (1) was 39.0% and annualized return on average common shareholders’ equity was 32.5% for the second quarter of 2006. Excluding incremental non-cash expenses of $138 million related to the accounting for certain share-based awards under SFAS No.123-R (2), diluted earnings per common share were $4.97 (2), annualized return on average tangible common shareholders’ equity (1) was 40.8% (2) and annualized return on average common shareholders’ equity was 33.9% (2) for the second quarter of 2006. Diluted earnings per common share for the second quarter of 2005 were $1.71.

Our results for the second quarter of 2006 reflected strong growth in each of our three segments as compared with the second quarter of 2005. The increase in Trading and Principal Investments reflected significantly higher net revenues in Fixed Income, Currency and Commodities (FICC) and Equities, as customer-driven activity remained strong and the market environment was generally favorable, although the equity markets became more challenging in May. Net revenues in Principal Investments also increased as gains and overrides from corporate and real estate principal investments were significantly higher than the same period last year, and more than offset a decline in results related to our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG). The increase in Investment Banking net revenues reflected strong growth across all regions. Net revenues were significantly higher in Underwriting and Financial Advisory, reflecting strong corporate activity levels. Our investment banking backlog increased during the quarter. (3) The strong net revenue growth in our Asset Management and Securities Services businesses reflected significantly higher management and other fees as well as continued growth in our prime brokerage business.

Our diluted earnings per common share were $9.86 for the six months ended May 2006 compared with $4.65 for the first half of 2005. Annualized return on average tangible common shareholders’ equity (1) was 41.4% and annualized return on average common shareholders’ equity was 34.3%. Excluding incremental non-cash expenses of $375 million related to the accounting for certain share-based awards under SFAS No. 123-R (2), diluted earnings per common share were $10.38 (2), annualized return on average tangible common shareholders’ equity (1) was 43.7% (2) and annualized return on average common shareholders’ equity was 36.2% (2) for the six months ended May 2006. Our results for the first half of 2006 reflected strong net revenue growth in each of our three segments as compared with the same period last year.

During the first half of 2006, each of our segments achieved record results. In Investment Banking, industry-wide volumes across mergers and acquisitions and equity underwriting were significantly ahead of the same prior year period, and debt underwriting volumes remained at very high levels. In our FICC and Equities businesses, we continued to see favorable trading and investing opportunities for our clients and ourselves, and consequently, we increased our market risk, particularly in equities, to capitalize on these opportunities. In our Asset Management business, continued revenue growth was driven by record assets under management and strong investment performance, and in our Securities Services business, our customer balances grew significantly. We continued to focus on managing our capital base, with the goal of optimizing our returns while, at the same time, growing our businesses. We repurchased 19.1 million shares and 6.5 million shares of our common stock during our first quarter and second quarter, respectively, at a total cost of $3.59 billion. In addition, we increased our quarterly dividend to $0.35 per common share from $0.25 per common share during our first quarter. With respect to the regulatory environment, financial services firms continued to be under intense scrutiny, with the volume and amount of claims against financial institutions and other related costs remaining significant. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high.

Though our operating results were very strong in the first half of 2006, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form10-K.

(1)	Annualized return on average tangible common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of annualized return on average tangible common shareholders’ equity.

(2)	Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment,” focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. In the first quarter of 2006, we adopted SFAS No. 123-R, which requires that share-based awards granted to retirement-eligible employees, including those subject to non-compete agreements, be expensed in the year of grant. In addition to expensing current year awards, prior year awards must continue to be amortized over the relevant service period. Therefore, our compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both amortization of prior year awards and new awards granted to retirement-eligible employees for services rendered in fiscal 2006. We believe that presenting our results excluding the impact of the continued amortization of prior year share-based awards granted to retirement-eligible employees increases the comparability of period-to-period operating results and allows for a more meaningful representation of the relationship of current period compensation to net revenues.

The following tables set forth a reconciliation of diluted earnings per common share, common shareholders’ equity and net earnings applicable to common shareholders as reported, to these items excluding the impact of the continued amortization of prior year share-based awards granted to retirement-eligible employees:

	Three Months	Six Months
	Ended	Ended
	May 2006	May 2006

Diluted earnings per common share	$4.78	$9.86
Impact of the continued amortization of prior year share-based awards, net of tax	0.19	0.52

Diluted earnings per common share, excluding the impact of the continued amortization of prior year share-based awards	$4.97	$10.38

	Average for the
	Three Months	Six Months
	Ended	Ended
	May 2006	May 2006
	(in millions)

Total shareholders’ equity	$30,082	$29,473
Preferred stock	(1,963)	(1,871)

Common shareholders’ equity	28,119	27,602
Impact of the continued amortization of prior year share-based awards, net of tax	(105)	(76)

Common shareholders’ equity, excluding the impact of the continued amortization of prior year share-based awards	28,014	27,526
Goodwill and identifiable intangible assets, excluding power contracts and the value of business acquired (see footnote 1 above)	(4,694)	(4,694)

Tangible common shareholders’ equity (see footnote 1 above), excluding the impact of the continued amortization of prior year share-based awards	$23,320	$22,832

	Three Months	Six Months
	Ended	Ended
	May 2006	May 2006
	(in millions)

Net earnings applicable to common shareholders	$2,286	$4,739
Impact of the continued amortization of prior year share-based awards, net of tax	91	250

Net earnings applicable to common shareholders, excluding the impact of the continued amortization of prior year share-based awards	$2,377	$4,989

(3)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment

Global economic conditions remained favorable during our second fiscal quarter of 2006, as real gross domestic product continued to grow at a solid pace and business confidence generally remained at high levels. However, concerns over inflationary pressures, particularly in the U.S., became apparent near the end of our fiscal quarter. These concerns were reflected, in part, in the global equity markets, which declined in May, after generally rising for the first two months of our fiscal quarter. In the fixed income markets, although remaining relatively flat, yield curves in both the U.S. and Europe steepened, with the 10-year U.S. Treasury note yield increasing to 11 basis points above the 2-year yield, while corporate credit spreads remained narrow. In Investment Banking, corporate activity levels in mergers and acquisitions remained strong and equity underwriting activity increased significantly during the quarter.

In the United States, although economic growth remained solid, the pace appeared to moderate in our second fiscal quarter, as consumer spending began to slow, reflecting the impact of high energy prices. In addition, business and consumer confidence remained high, but appeared to decline towards the end of our fiscal quarter. Unemployment reached its lowest levels since 2001 and measures of core inflation began to increase. The U.S. Federal Reserve raised its federal funds rate target during the quarter by 50 basis points to 5.00% and has increased the rate in each of its last 16 meetings. Expectations for further rate increases rose towards the quarter end. Long-term bond yields increased, with the 10-year U.S. Treasury note yield ending the quarter up 48 basis points at 5.05%. Although U.S. equity markets were higher for much of the quarter, they declined in May. The Dow Jones Industrial Average ended our fiscal quarter up 2%, while the NASDAQ and the S&P 500 Index ended our fiscal quarter down 3% and 1%, respectively.

In Europe, economic growth continued to improve during our second fiscal quarter, reflecting growth in exports and business investment. In addition, inflation remained relatively contained and business confidence continued to improve during our second fiscal quarter. However, employment growth and private consumption remained subdued. The European Central Bank increased its main refinancing operations rate by 25 basis points during the quarter to 2.50%. In the U.K., although financial conditions became significantly less accommodative, the economy showed continued modest growth and the Bank of England left rates unchanged. European equity markets were higher for much of the quarter, but ended the quarter lower, while long-term yields ended the quarter higher.

In Japan, real gross domestic product growth appeared to remain solid during our second fiscal quarter, reflecting continued growth in domestic demand and exports. Improvements in the labor market helped raise consumer confidence, which reached its highest levels since 1990. This improvement was reflected in an increase in personal consumption. Although inflation began to increase modestly during the fiscal quarter, the Bank of Japan maintained its uncollateralized overnight call rate at zero percent. Despite a sharp rise early in the quarter, the Nikkei 225 ended our fiscal quarter down 1%. In China, economic growth remained solid, although the pace of growth appeared to decrease slightly from the first quarter. Exports and domestic demand remained strong. The People’s Bank of China increased the one-year lending rate by 27 basis points to 5.85%. Elsewhere in Asia, growth in exports and domestic demand remained steady. Equity markets ended our fiscal quarter higher in China and Taiwan, essentially unchanged in Hong Kong and lower in South Korea.

Critical Accounting Policies

Fair Value

The use of fair value to measure our financial instruments, with related unrealized gains or losses generally recognized immediately in our results of operations, is fundamental to our financial statements and is our most critical accounting policy. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:

Financial Instruments by Category
 (in millions)

	As of May 2006				As of November 2005
			Financial				Financial
	Financial		Instruments Sold,		Financial		Instruments Sold,
	Instruments		But Not Yet		Instruments		But Not Yet
	Owned, At		Purchased, At		Owned, At		Purchased, At
	Fair Value		Fair Value		Fair Value		Fair Value

Cash trading instruments	$231,751	(1)	$94,160		$210,042		$89,735
Derivative contracts	65,073		63,316		58,532		57,829
Principal investments	10,937	(2)	2,325	(3)	6,526	(2)	1,507	(3)

Total	$307,761		$159,801		$275,100		$149,071

(1)	Includes approximately $1.29 billion of federal agency obligations, investment-grade corporate bonds and other high-grade debt instruments, which are held by our insurance subsidiaries and accounted for as “available-for-sale” securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

(2)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated employee-owned merchant banking funds) of $2.39 billion and $1.93 billion as of May 2006 and November 2005, respectively.

(3)	Represents an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. For a further discussion of our investment in SMFG, see “— Principal Investments” below.

Cash Trading Instruments.   The following table sets forth the valuation of our cash trading instruments by level of price transparency:

Cash Trading Instruments by Price Transparency
 (in millions)

	As of May 2006		As of November 2005
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$214,883	$94,035	$198,233	$89,565
Little or no price transparency	16,868	125	11,809	170

Total	$231,751	$94,160	$210,042	$89,735

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

Cash trading instruments we own (long positions) are marked to bid prices, and instruments we have sold but not yet purchased (short positions) are marked to offer prices. If liquidating a position is expected to affect its prevailing market price, our valuation is adjusted generally based on market evidence or predetermined policies. In certain circumstances, such as for highly illiquid positions, management’s estimates are used to determine this adjustment.

Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:

Derivative Assets and Liabilities
 (in millions)

	As of May 2006				As of November 2005
	Assets		Liabilities		Assets		Liabilities

Exchange-traded derivatives	$13,285		$12,045		$10,869		$9,083
OTC derivatives	51,788		51,271		47,663		48,746

Total	$65,073	(1)	$63,316	(2)	$58,532	(1)	$57,829	(2)

(1)	Net of cash received pursuant to credit support agreements of $24.52 billion and $22.61 billion as of May 2006 and November 2005, respectively.

(2)	Net of cash paid pursuant to credit support agreements of $19.00 billion and $16.10 billion as of May 2006 and November 2005, respectively.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
 (in millions)

	As of May 2006
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,853	$476	$5,401	$3,181	$5,953	$16,864
Currencies	6,383	915	2,413	1,233	1,182	12,126
Commodities	3,082	3,291	7,641	1,332	129	15,475
Equities	1,224	1,150	1,390	2,457	1,102	7,323

Total	$12,542	$5,832	$16,845	$8,203	$8,366	$51,788

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,724	$574	$4,879	$3,623	$4,951	$15,751
Currencies	5,839	1,285	2,782	399	602	10,907
Commodities	2,881	3,215	5,668	1,544	98	13,406
Equities	2,927	2,612	2,221	3,111	336	11,207

Total	$13,371	$7,686	$15,550	$8,677	$5,987	$51,271

	As of November 2005
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,898	$467	$4,634	$5,310	$5,221	$17,530
Currencies	5,825	1,031	1,843	919	1,046	10,664
Commodities	3,772	1,369	8,130	1,374	120	14,765
Equities	1,168	1,171	832	1,403	130	4,704

Total	$12,663	$4,038	$15,439	$9,006	$6,517	$47,663

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,956	$590	$5,327	$3,142	$4,970	$15,985
Currencies	6,295	575	3,978	436	924	12,208
Commodities	3,852	2,080	5,904	1,865	162	13,863
Equities	1,308	1,068	2,079	1,993	242	6,690

Total	$13,411	$4,313	$17,288	$7,436	$6,298	$48,746

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

Principal Investments. The following table sets forth the carrying value of our corporate and real estate principal investments in private companies (excluding our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC)), in public companies (excluding our investment in the convertible preferred stock of SMFG) and our investments in SMFG and ICBC:

Principal Investments
 (in millions)

	As of May 2006			As of November 2005
	Corporate	Real Estate	Total	Corporate	Real Estate	Total

Private	$2,291	$609	$2,900	$1,538	$716	$2,254
Public	826	3	829	185	29	214

Subtotal (1)	3,117	612	3,729	1,723	745	2,468
SMFG convertible preferred stock (2) (3)	4,617	—	4,617	4,058	—	4,058
ICBC ordinary shares (4)	2,591	—	2,591	—	—	—

Total	$10,325	$612	$10,937	$5,781	$745	$6,526

(1)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated employee-owned merchant banking funds) of $2.39 billion and $1.93 billion as of May 2006 and November 2005, respectively.

(2)	The fair value of our Japanese yen-denominated investment in the convertible preferred stock of SMFG includes the effect of foreign exchange revaluation. We hedge our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar carrying value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(3)	Excludes an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. The fair value of this hedge was $2.33 billion and $1.51 billion as of May 2006 and November 2005, respectively, and is reflected in “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition. For a further discussion of the restrictions on our ability to hedge or sell the common stock underlying our investment in SMFG, see below.

(4)	Includes economic interests of $1.65 billion as of May 2006 assumed by investment funds managed by Goldman Sachs. The fair value of our Chinese renminbi-denominated investment in the ordinary shares of ICBC includes the effect of foreign exchange revaluation.

Our private principal investments, by their nature, have little or no price transparency. Such investments (including our investment in ICBC) are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences.

Our public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices discounted based on predetermined written policies for nontransferability and illiquidity.

Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and the downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear. During the second quarter, the fair value of our investment (excluding the economic hedge on the unrestricted shares of common stock) decreased 6% (expressed in Japanese yen), primarily reflecting a decrease in the SMFG common stock price, partially offset by the impact of passage of time in respect of the transfer restrictions on the underlying common stock.

Our investment in the convertible preferred stock of SMFG is generally nontransferable, but is freely convertible into SMFG common stock. Restrictions on our ability to hedge or sell two-thirds of the common stock underlying our investment in SMFG lapsed in equal installments on February 7, 2005 and March 9, 2006. As of the date of this filing, we have fully hedged the first one-third installment of the unrestricted shares and have hedged approximately one-half of the second one-third installment of the unrestricted shares. Restrictions on our ability to hedge or sell the remaining one-third installment lapse on February 7, 2007. As of March 1, 2006, the conversion price of our SMFG preferred stock into shares of SMFG common stock was ¥320,700. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,700).

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
 (in millions)

	As of
	May	November
	2006	2005

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125

Trading and Principal Investments
FICC	139	91
Equities (1)	2,387	2,390
Principal Investments	22	1

Asset Management and Securities Services
Asset Management (2)	421	424
Securities Services	117	117

Total	$3,211	$3,148

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
 ($ in millions)

	As of May 2006		As of November 2005
		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$763	5 – 19	$ 777
Power contracts (2)	711	2 – 22	481
New York Stock Exchange (NYSE) specialist rights	563	16 (5)	580
Value of business acquired (VOBA) (3)	313	7	—
Exchange-traded fund (ETF) specialist rights	108	21	111
Other (4)	104	1 – 9	106

Total	$2,562		$2,055

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix and NEGT. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of our secured short-term and long-term borrowings.

(3)	Represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in fiscal 2006. VOBA is amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven year useful life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend approximately 30 years).

(4)	Primarily includes technology-related and other assets related to SLK.

(5)	During the first quarter of 2006, we reduced the estimated useful lives of our NYSE specialist rights from 22-24 years to 16 years. This change was due to higher than expected attrition in acquired NYSE specialist rights, primarily from mergers and delistings.

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

A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. We generally target compensation and benefits at 50% (plus or minus a few percentage points) of consolidated net revenues. During the first half of 2006, our ratio of compensation and benefits to net revenues was 50.8%. Excluding the $375 million impact of the continued amortization of prior year share-based awards under SFAS No. 123-R, our ratio of compensation and benefits to net revenues was 49.0%. (1)

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended February 24, 2006 and in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

(1)	Our ratio of compensation and benefits to net revenues, excluding the impact of the continued amortization of prior year share-based awards, is computed by dividing compensation and benefits, excluding the impact of the continued amortization of prior year share-based awards, by net revenues. We believe that presenting the ratio of compensation and benefits to net revenues excluding the impact of the continued amortization of prior year share-based awards granted to retirement-eligible employees increases the comparability of period-to-period operating results and allows for a more meaningful representation of the relationship of current period compensation to net revenues. The following table sets forth the reconciliation of the ratio of compensation and benefits to net revenues, as reported, to the ratio of compensation and benefits to net revenues excluding the impact of the continued amortization of prior year share-based awards:

	Three Months	Six Months
	Ended May	Ended May
	2006	2006
	($ in millions)

Compensation and benefits	$5,086	$10,387
Impact of the continued amortization of prior year share-based awards	(138)	(375)

Compensation and benefits, excluding the impact of the continued amortization of prior year share-based awards	$4,948	$10,012

Net revenues	$10,097	$20,432
Ratio of compensation and benefits to net revenues, excluding the impact of the continued amortization of prior year share-based awards	49.0%	49.0%

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
 ($ in millions, except per share amounts)

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005

Net revenues	$10,097	$4,806	$20,432	$11,211
Pre-tax earnings	3,524	1,244	7,213	3,389
Net earnings	2,312	865	4,791	2,377
Net earnings applicable to common shareholders	2,286	865	4,739	2,377
Diluted earnings per common share	4.78	1.71	9.86	4.65
Annualized return on average common shareholders’ equity (1)	32.5%	13.4%	34.3%	18.5%
Annualized return on average tangible common shareholders’ equity (2)	39.0%	16.4%	41.4%	22.6%

(1)	Annualized return on average common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts and the value of business acquired (VOBA). VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in fiscal 2006. In fiscal 2006, we amended our calculation of tangible common shareholders’ equity. We no longer deduct identifiable intangible assets associated with power contracts and we do not deduct VOBA from common shareholders’ equity, in each case because, unlike other intangible assets, we do not hold material amounts of common shareholders’ equity to support these assets. Prior periods have been restated to conform to the current period presentation.

We believe that annualized return on average tangible common shareholders’ equity is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Annualized return on average tangible common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. The following table sets forth a reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005
	(in millions)

Total shareholders’ equity	$30,082	$26,226	$29,473	$25,967
Preferred stock	(1,963)	(375)	(1,871)	(214)

Common shareholders’ equity	28,119	25,851	27,602	25,753
Goodwill and identifiable intangible assets, excluding power contracts and VOBA	(4,694)	(4,719)	(4,694)	(4,764)

Tangible common shareholders’ equity	$23,425	$21,132	$22,908	$20,989

Net Revenues

Three Months Ended May 2006 versus May 2005.   Our net revenues were $10.10 billion for the second quarter of 2006, an increase of 110% compared with the second quarter of 2005, reflecting strong growth in each of our three segments. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC and Equities, as customer-driven activity remained strong and the market environment was generally favorable, although the equity markets became more challenging in May. Net revenues in Principal Investments also increased as gains and overrides from corporate and real estate principal investments were significantly higher than the same period last year, and more than offset a decline in results related to our investment in the convertible preferred stock of SMFG. The increase in Investment Banking net revenues reflected strong growth across all regions. Net revenues were significantly higher in Underwriting and Financial Advisory, reflecting strong corporate activity levels. The strong net revenue growth in our Asset Management and Securities Services businesses reflected significantly higher management and other fees as well as continued growth in our prime brokerage business.

Six Months Ended May 2006 versus May 2005.   Our net revenues were $20.43 billion for the first half of 2006, an increase of 82% compared with the same period last year, reflecting strong net revenue growth in each of our three segments. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, with strong performance across all major businesses, as customer-driven activity was strong and market conditions were favorable. In addition, net revenues in Equities increased significantly, reflecting strength across all businesses, as customer-driven activity was solid and global equity prices were generally higher. Net revenues in Principal Investments also increased as gains and overrides from corporate and real estate principal investments and the gain related to our investment in the convertible preferred stock of SMFG were higher than the same prior year period. The increase in Investment Banking net revenues reflected strong growth across all regions. Net revenues were significantly higher in Financial Advisory, equity underwriting and debt underwriting, reflecting strong corporate activity levels. The strong net revenue growth in our Asset Management and Securities Services businesses reflected incentive fees of $843 million (compared with $163 million for the same prior year period) and a 25% increase in management and other fees, as well as significantly higher global customer balances in Securities Services.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses, with our overall compensation and benefits expenses generally targeted at 50% (plus or minus a few percentage points) of consolidated net revenues. In addition to the level of net revenues, our compensation expense in any given year is influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. During the first half of 2006, our ratio of compensation and benefits to net revenues was 50.8%. Excluding the $375 million impact of the continued amortization of prior year share-based awards under SFAS No. 123-R for the first half of 2006, our ratio of compensation and benefits to net revenues was 49.0%. See “— Use of Estimates” above for more information on our ratio of compensation and benefits to net revenues.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
 ($ in millions)

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005

Compensation and benefits (1)	$5,086	$2,403	$10,387	$5,606

Brokerage, clearing and exchange fees	403	274	754	526
Market development	121	94	221	176
Communications and technology	131	123	255	241
Depreciation and amortization	127	128	252	246
Amortization of identifiable intangible assets	44	31	78	62
Occupancy	199	186	392	334
Professional fees	123	109	232	205
Other expenses	339	214	648	426

Total non-compensation expenses	1,487	1,159	2,832	2,216

Total operating expenses	$6,573	$3,562	$13,219	$7,822

Employees at period end (1) (2)	24,013	21,800

(1)	Excludes 9,369 and 6,844 employees as of May 2006 and May 2005, respectively, of consolidated entities held for investment purposes. Compensation and benefits includes $61 million and $19 million for the three months ended May 2006 and May 2005, respectively, and $112 million and $24 million for the six months ended May 2006 and May 2005, respectively, attributable to these consolidated entities. Consolidated entities held for investment purposes includes entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Includes 1,225 employees as of May 2006 of Goldman Sachs’ consolidated property management and loan servicing subsidiaries. May 2005 has been restated to conform to the current presentation and includes 912 such employees.

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
 (in millions)

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005

Non-compensation expenses of consolidated investments (1)	$119	$49	$218	$64

Non-compensation expenses excluding consolidated investments
Brokerage, clearing and exchange fees	403	274	754	526
Market development	113	90	205	172
Communications and technology	129	123	252	241
Depreciation and amortization	110	124	222	240
Amortization of identifiable intangible assets	44	31	78	62
Occupancy	171	174	340	322
Professional fees	121	108	226	204
Other expenses	277	186	537	385

Subtotal	1,368	1,110	2,614	2,152

Total non-compensation expenses, as reported	$1,487	$1,159	$2,832	$2,216

(1)	Consolidated entities held for investment purposes includes entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets such as golf courses and hotels in Asia, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

Three Months Ended May 2006 versus May 2005. Operating expenses of $6.57 billion increased 85% compared with the second quarter of 2005. Compensation and benefits expenses of $5.09 billion increased 112% compared with the second quarter of 2005, primarily reflecting higher net revenues. The ratio of compensation and benefits to net revenues for the second quarter of 2006 was 50.4% compared with 50.0% for the second quarter of 2005. Excluding the $138 million impact of the continued amortization of prior year share-based awards under SFAS No. 123-R, the ratio of compensation and benefits to net revenues was 49.0% for the second quarter of 2006 compared with 50.0% for the second quarter of 2005. Employment levels increased 2% during the second quarter of 2006. See “— Use of Estimates” above for more information on our ratio of compensation and benefits to net revenues.

In the first quarter of 2006, we adopted SFAS No. 123-R, which requires that share-based awards granted to retirement-eligible employees, including those subject to non-compete agreements, be expensed in the year of grant. In addition to expensing current year awards, prior year awards must continue to be amortized over the relevant service period. Therefore, our compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both amortization of prior year awards and new awards granted to retirement-eligible employees for services rendered in fiscal 2006. The majority of the expense related to the continued amortization of prior year awards will be recognized in fiscal 2006. The estimated annual expense for fiscal 2006 is approximately $650 million of which $138 million was recognized in the second quarter of 2006.

Non-compensation expenses were $1.49 billion, 28% higher than the second quarter of 2005. Excluding consolidated entities held for investment purposes, non-compensation expenses were 23% higher than the second quarter of 2005. One-half of this increase was attributable to higher brokerage, clearing and exchange fees, primarily in Equities. Other expenses were higher primarily due to costs related to our insurance business, which was acquired in the first quarter of 2006, and net provisions for litigation and regulatory proceedings of $19 million.

Six Months Ended May 2006 versus May 2005. Operating expenses of $13.22 billion for the first half of 2006 increased 69% compared with the first half of 2005. Compensation and benefits expenses of $10.39 billion increased 85% compared with the first half of 2005, primarily reflecting higher net revenues. The ratio of compensation and benefits to net revenues for the first half of 2006 was 50.8% compared with 50.0% for the same period last year. Excluding the $375 million impact of the continued amortization of prior year share-based awards under SFAS No. 123-R, the ratio of compensation and benefits to net revenues was 49.0% for the first half of 2006 compared with 50.0% for the first half of 2005. Employment levels increased 2% during the first half of 2006.

Non-compensation expenses were $2.83 billion, 28% higher than the first half of 2005. Excluding consolidated entities held for investment purposes, non-compensation expenses were 21% higher than the first half of 2005. Approximately one-half of this increase was attributable to higher brokerage, clearing and exchange fees, primarily in Equities. Other expenses were higher primarily due to costs related to our insurance business, which was acquired in the first quarter of 2006, and increased charitable contributions. Other expenses included net provisions for litigation and regulatory proceedings of $48 million for the first half of 2006 compared with $23 million for the same period last year.

Provision for Taxes

The provision for taxes for the three and six months ended May 2006 was $1.21 billion and $2.42 billion, respectively. The effective income tax rate for the first half of 2006 was 33.6%, up from 32.8% for the first quarter of 2006 and 32.0% for fiscal year 2005. The increase in the effective tax rate for the first half of 2006 compared with the first quarter of 2006 was primarily due to the effect of lower estimated tax credits. The increase in the effective tax rate for the first half of 2006 compared with fiscal year 2005 was primarily due to the impact of audit settlements in fiscal year 2005 and lower estimated tax credits in 2006.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
 (in millions)

		Three Months		Six Months
		Ended May		Ended May
		2006	2005	2006	2005

Investment	Net revenues	$1,526	$815	$2,997	$1,708
Banking	Operating expenses	1,094	718	2,283	1,505

	Pre-tax earnings	$432	$97	$714	$203

Trading and Principal	Net revenues	$6,961	$2,813	$13,845	$7,196
Investments	Operating expenses	4,372	2,065	8,701	4,794

	Pre-tax earnings	$2,589	$748	$5,144	$2,402

Asset Management and	Net revenues	$1,610	$1,178	$3,590	$2,307
Securities Services	Operating expenses	1,088	787	2,187	1,500

	Pre-tax earnings	$522	$391	$1,403	$807

Total	Net revenues	$10,097	$4,806	$20,432	$11,211
	Operating expenses (1)	6,573	3,562	13,219	7,822

	Pre-tax earnings	$3,524	$1,244	$7,213	$3,389

(1)	Includes net provisions for a number of litigation and regulatory proceedings of $19 million and $(8) million for the three months ended May 2006 and May 2005, respectively, and $48 million and $23 million for the six months ended May 2006 and May 2005, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of equity, equity-related and debt instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
 (in millions)

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005

Financial Advisory	$608	$386	$1,344	$800
Equity underwriting	482	114	765	300
Debt underwriting	436	315	888	608

Total Underwriting	918	429	1,653	908

Total net revenues	1,526	815	2,997	1,708
Operating expenses	1,094	718	2,283	1,505

Pre-tax earnings	$432	$97	$714	$203

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
 (in billions)

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005

Announced mergers and acquisitions	$373	$127	$709	$380
Completed mergers and acquisitions	208	101	477	224
Equity and equity-related offerings (2)	28	9	43	20
Debt offerings (3)	74	63	153	139

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings and convertible offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended May 2006 versus May 2005. Net revenues in Investment Banking of $1.53 billion for the second quarter of 2006 increased 87% compared with the second quarter of 2005, reflecting growth across all regions. Net revenues in Financial Advisory of $608 million increased 58% compared with the second quarter of 2005, primarily reflecting strong growth in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $918 million increased 114% compared with the second quarter of 2005. Net revenues were significantly higher in equity underwriting, primarily reflecting an increase in industry-wide equity and equity-related offerings, and in debt underwriting, primarily due to an increase in leveraged finance activity. Our investment banking backlog increased during the second quarter of 2006. (1)

Operating expenses of $1.09 billion for the second quarter of 2006 increased 52% compared with the second quarter of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings were $432 million compared with $97 million in the second quarter of 2005.

Six Months Ended May 2006 versus May 2005. Net revenues in Investment Banking of $3.00 billion for the first half of 2006 increased 75% compared with the first half of 2005, reflecting growth across all regions. Net revenues in Financial Advisory of $1.34 billion increased 68% compared with the same period last year, primarily reflecting an increase in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.65 billion increased 82% compared with the first half of 2005. Net revenues were significantly higher in equity underwriting, primarily reflecting an increase in industry-wide equity and equity-related offerings, and in debt underwriting, primarily due to an increase in leveraged finance and investment-grade activity.

Operating expenses of $2.28 billion for the first half of 2006 increased 52% compared with the first half of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings were $714 million for the first half of 2006 compared with $203 million in the same period last year.

Trading and Principal Investments

Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-backed securities and loans, currencies and commodities, structure and enter into a wide variety of derivative transactions and engage in proprietary trading and investing.

•	Equities. We make markets in, trade and act as a specialist for equities and equity-related products, structure and enter into equity derivative transactions and engage in proprietary trading. We also execute and clear client transactions on major stock, options and futures exchanges worldwide.

•	Principal Investments. We generate net revenues from our corporate and real estate merchant banking investments, including the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (merchant banking overrides), as well as gains or losses related to our investment in the convertible preferred stock of SMFG.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
 (in millions)

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005

FICC	$4,316	$1,519	$8,056	$4,008

Equities trading	1,416	372	3,023	1,201
Equities commissions	936	733	1,778	1,454

Total Equities	2,352	1,105	4,801	2,655

SMFG	(61)	73	344	254

Gross gains	433	157	734	334
Gross losses	(153)	(50)	(254)	(79)

Net other corporate and real estate investments	280	107	480	255
Overrides	74	9	164	24

Total Principal Investments	293	189	988	533

Total net revenues	6,961	2,813	13,845	7,196
Operating expenses	4,372	2,065	8,701	4,794

Pre-tax earnings	$2,589	$748	$5,144	$2,402

Three Months Ended May 2006 versus May 2005. Net revenues in Trading and Principal Investments of $6.96 billion for the second quarter of 2006 increased 147% compared with the second quarter of 2005. Net revenues in FICC of $4.32 billion increased 184% compared with the second quarter of 2005, reflecting significantly higher net revenues in commodities, credit products and interest rate products. The increase in commodities reflected a $700 million gain related to the sale of East Coast Power, L.L.C., one of our power generation facilities, as well as strong results across the business. In addition, net revenues were higher in currencies and mortgages. During the quarter, FICC operated in a favorable environment generally characterized by strong customer-driven activity, favorable market opportunities, tight credit spreads and volatile markets. Net revenues in Equities of $2.35 billion increased 113% compared with the second quarter of 2005, reflecting significantly higher net revenues across all regions in shares and derivatives. In addition, net revenues in our principal strategies business improved compared with the second quarter of 2005. During the quarter, the business operated in an environment characterized by strong customer-driven activity and generally favorable market opportunities, although conditions became more challenging in May. Principal Investments recorded net revenues of $293 million, reflecting $354 million in gains and overrides from corporate and real estate principal investments, partially offset by a $61 million loss related to our investment in the convertible preferred stock of SMFG.

Operating expenses of $4.37 billion for the second quarter of 2006 increased 112% compared with the second quarter of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Excluding consolidated entities held for investment purposes, the increase in non-compensation expenses was primarily attributable to higher brokerage, clearing and exchange fees, principally in Equities. In addition, other expenses were higher primarily due to costs related to our insurance business. Pre-tax earnings were $2.59 billion compared with $748 million in the second quarter of 2005.

Six Months Ended May 2006 versus May 2005.   Net revenues in Trading and Principal Investments of $13.85 billion for the first half of 2006 increased 92% compared with the first half of 2005. Net revenues in FICC of $8.06 billion increased 101% compared with the same period last year, reflecting significantly higher net revenues in commodities, credit products, currencies and interest rate products. In addition, results in mortgages were strong, as net revenues for the first half of 2006 were higher compared with the same period last year. During the first half of 2006, FICC operated in an environment characterized by strong customer-driven activity, favorable market opportunities and tight credit spreads. Net revenues in Equities of $4.80 billion increased 81% compared with the same period last year, primarily due to significantly higher net revenues in derivatives and shares. In addition, net revenues in our principal strategies business increased in the first half of 2006, reflecting a particularly strong performance in the first quarter. During the first half of the year, Equities operated in an environment characterized by strong customer-driven activity, favorable market opportunities and generally higher equity prices, although conditions became more challenging in May. Principal Investments recorded net revenues of $988 million, reflecting $644 million in gains and overrides from corporate and real estate principal investments and a $344 million gain related to our investment in the convertible preferred stock of SMFG.

Operating expenses of $8.70 billion for the first half of 2006 increased 81% compared with the first half of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Excluding consolidated entities held for investment purposes, the increase in non-compensation expenses was primarily attributable to higher brokerage, clearing and exchange fees, principally in Equities. In addition, other expenses were higher primarily due to costs related to our insurance business and increased charitable contributions. Pre-tax earnings of $5.14 billion for the first half of 2006 increased 114% compared with the same period last year.

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

Assets under management typically generate fees as a percentage of asset value. In certain circumstances, we are also entitled to receive asset management incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31. For that reason, incentive fees are seasonally weighted each year to our first fiscal quarter.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
 (in millions)

	Three Months		Six Months
	Ended May		Ended May
	2006	2005	2006	2005

Management and other fees	$850	$657	$1,600	$1,275
Incentive fees	104	32	843	163

Total Asset Management	954	689	2,443	1,438
Securities Services	656	489	1,147	869

Total net revenues	1,610	1,178	3,590	2,307
Operating expenses	1,088	787	2,187	1,500

Pre-tax earnings	$522	$391	$1,403	$807

Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month end.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class (1)
 (in billions)

	As of
	May 31,		November 30,
	2006	2005	2005	2004

Money markets	$108	$98	$101	$90
Fixed income	172	147	154	134
Equity	185	142	167	133
Alternative investments (2)	128	103	110	95

Total	$593	$490	$532	$452

(1)	In the first quarter of 2006, the methodology for classifying certain non-money market assets was changed. The changes were primarily to reclassify certain assets allocated to external investment managers out of alternative investment assets and to reclassify currency funds into alternative investment assets. The changes did not impact total assets under management and prior periods have been restated to conform to the current period presentation.

(2)	Primarily includes private equity funds, hedge funds, real estate funds, currency funds and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
 (in billions)

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2006	2005	2006		2005

Balance, beginning of period	$571	$482	$532		$452

Net asset inflows/(outflows)
Money markets	2	(1)	7		8
Fixed income	4	5	12		11
Equity	3	2	8		11
Alternative investments	6	4	13		7

Total net asset inflows/(outflows)	15	10	40	(1)	37

Net market appreciation/(depreciation)	7	(2)	21		1

Balance, end of period	$593	$490	$593		$490

(1)	Includes $3 billion of net asset inflows in connection with the December 30, 2005 acquisition of the variable annuity and variable life insurance business of The Hanover Insurance Group, Inc.

Three Months Ended May 2006 versus May 2005. Net revenues in Asset Management and Securities Services of $1.61 billion for the second quarter of 2006 increased 37% compared with the second quarter of 2005. Asset Management net revenues of $954 million increased 38% compared with the second quarter of 2005. The increase was driven by significantly higher management and other fees, primarily due to growth in assets under management, as well as higher incentive fees. During the quarter, assets under management increased 4% to $593 billion, reflecting net asset inflows of $15 billion, spread across all asset classes, as well as market appreciation of $7 billion, primarily in alternative investment and fixed income assets. Securities Services net revenues of $656 million increased 34% compared with the second quarter of 2005, as our prime brokerage business continued to generate strong results, reflecting significantly higher global customer balances in securities lending and margin lending as well as higher seasonal activity levels in Europe.

Operating expenses of $1.09 billion for the second quarter of 2006 increased 38% compared with the second quarter of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Market development costs increased due to higher levels of business activity. Pre-tax earnings were $522 million compared with $391 million in the second quarter of 2005.

Six Months Ended May 2006 versus May 2005.   Net revenues in Asset Management and Securities Services of $3.59 billion for the first half of 2006 increased 56% compared with the first half of 2005. Asset Management net revenues of $2.44 billion increased 70% compared with the same period last year, reflecting significantly higher incentive fees and a 25% increase in management and other fees. Incentive fees were $843 million for the first half of 2006 compared with $163 million for the first half of 2005. During the first half of 2006, assets under management increased 11% to $593 billion, reflecting net asset inflows of $40 billion across all asset classes, as well as market appreciation of $21 billion in equity, fixed income and alternative investment assets. Securities Services net revenues of $1.15 billion increased 32% compared with the same period last year, as our prime brokerage business generated strong results, primarily reflecting significantly higher global customer balances in securities lending and margin lending as well as higher seasonal activity levels in Europe during the second quarter of 2006.

Operating expenses of $2.19 billion for the first half of 2006 increased 46% compared with the first half of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Market development costs increased due to higher levels of business activity. In addition, occupancy expenses increased, reflecting higher rent and higher operating expenses. Pre-tax earnings were $1.40 billion for the first half of 2006 compared with $807 million in the same period last year.

Capital and Funding

Capital

The amount of capital we hold is principally determined by regulatory capital requirements, rating agency guidelines, subsidiary capital requirements and our overall risk profile, which is largely driven by the size and composition of our trading and investing positions. Goldman Sachs’ total capital (total shareholders’ equity and long-term borrowings) increased 23% to $157.39 billion as of May 2006 compared with $128.01 billion as of November 2005. See “— Liquidity Risk — Cash Flows” below for a discussion of how we deployed capital raised as part of our financing activities.

The increase in total capital resulted primarily from an increase in long-term borrowings to $125.59 billion as of May 2006 from $100.01 billion as of November 2005. The weighted average maturity of our long-term borrowings as of May 2006 was approximately seven years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

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

Total shareholders’ equity increased by 14% to $31.80 billion (common equity of $29.20 billion and preferred stock of $2.60 billion) as of May 2006 from $28.00 billion as of November 2005. On May 24, 2006, Goldman Sachs issued 34,000 shares of perpetual Floating Rate Non-Cumulative Preferred Stock, Series D. As of May 2006, Goldman Sachs had 104,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:

Preferred Stock by Series

	Shares	Shares		Earliest	Redemption Value
Series	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)

A	30,000	50,000	3 month LIBOR + 0.75%,	April 25, 2010	$ 750
			with floor of 3.75% per annum

B	32,000	50,000	6.20% per annum	October 31, 2010	800

C	8,000	25,000	3 month LIBOR + 0.75%,	October 31, 2010	200
			with floor of 4% per annum

D	34,000	60,000	3 month LIBOR + 0.67%,	May 24, 2011	850
			with floor of 4% per annum

	104,000	185,000			$2,600

Each share of preferred stock has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at our option at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, our common stock is subject to certain restrictions in the event we fail to pay or set aside full dividends on our preferred stock for the latest completed dividend period. All preferred stock also has a preference over our common stock upon liquidation.

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

During the three and six months ended May 2006, we repurchased 6.5 million shares and 25.6 million shares of our common stock at a total cost of $1.02 billion and $3.59 billion, respectively. The average price paid per share for repurchased shares was $156.59 and $140.28 for the three and six months ended May 2006, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, we cancelled 3.0 million restricted stock units with a total value of $374 million in the first half of 2006. As of May 2006, we were authorized to repurchase up to 17.2 million additional shares of stock pursuant to our repurchase program. For additional information on our repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds” included in Part II, Item 2 of this Quarterly Report on Form 10-Q.

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of
	May		November
	2006		2005
	($ in millions, except per
	share amounts)

Total assets	$798,884		$706,804
Adjusted assets (1)	522,649		466,500
Total shareholders’ equity	31,800		28,002
Tangible equity capital (2)	29,801		26,030
Leverage ratio (3)	25.1	x	25.2	x
Adjusted leverage ratio (4)	17.5	x	17.9	x
Debt to equity ratio (5)	3.9	x	3.6	x

Common shareholders’ equity	29,200		26,252
Tangible common shareholders’ equity (6)	24,451		21,530

Book value per common share (7)	$64.92		$57.02
Tangible book value per common share (8)	54.36		46.76

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities borrowed and securities purchased under agreements to resell, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts and VOBA. In fiscal 2006, we amended our calculation of adjusted assets. We no longer deduct identifiable intangible assets associated with power contracts and we do not deduct VOBA, which is related to our insurance business acquired in fiscal 2006. We do not deduct these assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio. Prior periods have been restated to conform to the current period presentation.

The following table sets forth a reconciliation of total assets to adjusted assets:

		As of
		May	November
		2006	2005
		(in millions)

Total assets		$798,884	$706,804
Deduct:	Securities borrowed	(210,287)	(191,800)
	Securities purchased under agreements to resell	(86,944)	(83,619)

Add:	Financial instruments sold, but not yet purchased, at fair value	159,801	149,071
	Less derivative liabilities	(63,316)	(57,829)

	Subtotal	96,485	91,242

Deduct:	Cash and securities segregated for regulatory and other purposes	(70,740)	(51,405)
	Goodwill and identifiable intangible assets, excluding power contracts and VOBA	(4,749)	(4,722)

Adjusted assets		$522,649	$466,500

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to a trust less goodwill and identifiable intangible assets, excluding power contracts and VOBA. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure. In fiscal 2006, we amended our calculation of tangible equity capital. We no longer deduct identifiable intangible assets associated with power contracts and we do not deduct VOBA from total shareholders’ equity, in each case because, unlike other intangible assets, we do not hold material amounts of common shareholders’ equity to support these assets. Prior periods have been restated to conform to the current period presentation.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		May	November
		2006	2005
		(in millions)

Total shareholders’ equity		$31,800	$28,002
Add:	Junior subordinated debt issued to a trust	2,750	2,750
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts and VOBA	(4,749)	(4,722)

Tangible equity capital		$29,801	$26,030

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts and VOBA. In fiscal 2006, we amended our calculation of tangible common shareholders’ equity. We no longer deduct identifiable intangible assets associated with power contracts and we do not deduct VOBA from common shareholders’ equity, in each case because, unlike other intangible assets, we do not hold material amounts of common shareholders’ equity to support these assets. Prior periods have been restated to conform to the current period presentation.

The following table sets forth a reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		May	November
		2006	2005
		(in millions)

Total shareholders’ equity		$31,800	$28,002
Deduct:	Preferred stock	(2,600)	(1,750)

Common shareholders’ equity		29,200	26,252
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts and VOBA	(4,749)	(4,722)

Tangible common shareholders’ equity		$24,451	$21,530

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 449.8 million as of May 2006 and 460.4 million as of November 2005.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Consolidated Supervised Entity

Goldman Sachs is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of May 2006 and November 2005, Goldman Sachs was in compliance with the CSE capital requirements. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our regulated subsidiaries.

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

The following table sets forth our short-term borrowings by product:

Short-Term Borrowings
 (in millions)

	As of
	May	November
	2006	2005

Promissory notes	$20,092	$17,339
Commercial paper	4,776	5,154
Secured debt, bank loans and other	18,703	15,975
Current portion of secured and unsecured long-term borrowings	18,750	16,751

Total (1)	$62,321	$55,219

(1)	Short-term borrowings as of May 2006 include $1.87 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”

Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes (short-term unsecured debt that is nontransferable and in which Goldman Sachs does not make a market) and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature.

The following table sets forth our secured and unsecured short-term borrowings:

	As of
	May	November
	2006	2005
	(in millions)

Secured short-term borrowings	$9,984	$7,972
Unsecured short-term borrowings	52,337	47,247

Total short-term borrowings	$62,321	$55,219

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

The following table sets forth our unsecured credit ratings as of May 2006:

	Short-Term Debt	Long-Term Debt	Subordinated Debt (1)	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)	Not applicable	Not applicable

Fitch, Inc.	F1+	AA-	A+	A+

Moody’s Investors Service	P-1	Aa3	A1	A2

Standard & Poor’s	A-1	A+	A	A-

(1)	During the second quarter of 2006, we issued $1.50 billion of subordinated notes. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our subordinated debt.

As of May 2006, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $498 million would have been required in the event of a one-notch reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. For a further discussion of our excess liquidity policies, see “— Liquidity Risk — Excess Liquidity — Maintenance of a Pool of Highly Liquid Securities” below.

Contractual Obligations and Commitments

Goldman Sachs has contractual obligations to make future payments under long-term debt and long-term noncancelable lease agreements and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of May 2006:

Contractual Obligations
 (in millions)

	Remainder	2007-	2009-	2011-
	of 2006	2008	2010	Thereafter	Total

Long-term borrowings (1) (2) (3)	$—	$21,613	$28,193	$75,784	$125,590
Minimum rental payments	205	936	648	2,317	4,106

(1)	Long-term borrowings maturing within one year of our financial statement date and certain long-term borrowings that are redeemable within one year of our financial statement date at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Long-term borrowings as of May 2006 include $2.77 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155.

As of May 2006, our long-term borrowings were $125.59 billion and consisted principally of senior borrowings with maturities extending to 2036. These long-term borrowings consisted of $17.84 billion in secured long-term borrowings and $107.75 billion in unsecured long-term borrowings. As of May 2006, long-term borrowings included nonrecourse debt of $15.49 billion, consisting of $5.23 billion issued by William Street Funding Corporation (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments to investment-grade clients made by another wholly owned William Street entity), and $10.26 billion issued by other consolidated entities, of which $1.06 billion was related to our power generation facilities. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

The following table sets forth our quarterly long-term borrowings maturity profile through the second fiscal quarter of 2012:

Long-Term Borrowings Maturity Profile
 ($ in millions)

(1)	Our long-term borrowings include extendible debt if the earliest maturity is one year or greater from our financial statement date. Extendible debt is categorized in the maturity profile at the earliest possible maturity even though the debt can be, and in the past generally has been, extended.

As of May 2006, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $4.11 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our leases.

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

As of May 2006, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $58.19 billion.

The following table sets forth our commitments as of May 2006:

Commitments
 (in millions)

	Commitment Amount by Fiscal Period of Expiration
	Remainder	2007-	2009-	2011-
	of 2006	2008	2010	Thereafter	Total

Commitments to extend credit
William Street program	$ 1,106	$ 2,242	$ 7,497	$ 5,694	$16,539
Other commercial lending:
Investment-grade	828	5,118	1,074	5,433	12,453
Non-investment-grade	839	4,593	1,747	22,353	29,532
Warehouse financing	9,391	4,121	131	—	13,643

Total commitments to extend credit	12,164	16,074	10,449	33,480	72,167
Commitments under letters of credit issued by banks to counterparties	8,479	431	13	16	8,939
Merchant banking commitments	4	182	4,007	151	4,344
Underwriting commitments	311	—	—	—	311
Other commercial commitments (1)	1,033	1,053	25	19	2,130

Total	$21,991	$17,740	$14,494	$33,666	$87,891

(1)	Includes construction-related commitments and other purchase commitments.

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments of $72.17 billion as of May 2006 compared with $61.12 billion as of November 2005. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments outside the William Street credit extension program are generally extended in connection with contingent acquisition financing and other types of corporate lending. We may reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.

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

As of May 2006 and November 2005, we had construction-related commitments of $1.40 billion and $579 million, respectively, including commitments of $1.05 billion and $481 million, respectively, related to the development of wind energy projects. Construction-related commitments also include outstanding commitments of $290 million and $47 million as of May 2006 and November 2005, respectively, related to our new world headquarters in New York City, expected to cost between $2.3 billion and $2.5 billion.

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

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Three Months	Fiscal Year
	Ended	Ended
	May 2006	November 2005
	(in millions)

U.S. dollar-denominated	$36,729	$35,310
Non-U.S. dollar-denominated	10,338	11,029

Total Global Core Excess	$47,067	$46,339

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

We maintain Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. This implies that we could fund our positions on a secured basis for one year in the event we were unable to issue new unsecured debt or liquidate assets. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset-by-asset. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $124.56 billion, $121.12 billion and $125.36 billion in the second quarter of 2006, first quarter of 2006 and in the fiscal year 2005, respectively.

Asset-Liability Management

Asset Quality and Balance Sheet Composition.   We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. We utilize aged inventory limits for certain financial instruments as a disincentive to our businesses to hold inventory over longer periods of time. We believe that these limits provide a complementary mechanism for ensuring appropriate balance sheet liquidity in addition to our standard position limits. In addition, we periodically reduce the size of certain parts of our balance sheet to comply with period end limits set by management. Because of these periodic reductions and certain other factors including seasonal activity, market conventions and periodic market opportunities in certain of our businesses that result in larger positions during the middle of our reporting periods, our balance sheet fluctuates between financial statement dates and is lower at fiscal period end than would be observed on an average basis. Over the last six quarters, our total assets and adjusted assets at quarter end have been, on average, 5% and 7% lower, respectively, than amounts that would have been observed based on a weekly average over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress and, accordingly, we generally hold higher levels of capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of
	May	November
	2006	2005
	(in millions)

Mortgage whole loans and collateralized debt obligations (1)	$37,762	$31,459
Bank loans (2)	23,555	13,843
High-yield securities	10,090	8,822
Emerging market debt securities	1,834	1,789
SMFG convertible preferred stock	4,617	4,058
ICBC ordinary shares (3)	2,591	—
Other corporate principal investments (4)	3,117	1,723
Real estate principal investments (4)	612	745

(1)	Includes certain mortgage-backed interests held in QSPEs. See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our securitization activities.

(2)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(3)	Includes economic interests of $1.65 billion as of May 2006 assumed by investment funds managed by Goldman Sachs.

(4)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated employee-owned merchant banking funds) of $2.39 billion and $1.93 billion as of May 2006 and November 2005, respectively.

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

Our total capital of $157.39 billion and $128.01 billion as of May 2006 and November 2005, respectively, exceeded the aggregate of these requirements.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of May 2006, Group Inc.’s equity investment in subsidiaries was $28.74 billion compared with its total shareholders’ equity of $31.80 billion.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of May 2006, Group Inc. had $17.25 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $21.14 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.51 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $2.71 billion invested in Goldman Sachs (Japan) Ltd., a regulated broker-dealer based in Tokyo. Group Inc. also had $46.86 billion of unsubordinated loans to these entities as of May 2006, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

Subsidiary Foreign Exchange Policies.   Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is hedged. In addition, we generally hedge the non-trading exposure to foreign exchange risk that arises from transactions denominated in currencies other than the transacting entity’s functional currency.

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

Six Months Ended May 2006.   Our cash and cash equivalents decreased by $2.54 billion to $7.72 billion as of May 2006. We raised $32.16 billion in net cash from financing activities, primarily in long-term debt, in light of the favorable debt financing environment, partially offset by common stock repurchases. We used net cash of $34.70 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for ourselves and our clients.

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

SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of 2006, we recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123-R as of the first day of our 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to our results of operations for that quarter.

SFAS No. 123-R requires the immediate expensing of share-based awards granted to retirement-eligible employees, including awards subject to non-compete agreements. Share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, our compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both the amortization (and acceleration) of awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R as well as the full grant-date fair value of new awards granted to such employees under SFAS No. 123-R. The estimated annual non-cash expense in fiscal 2006 associated with the continued amortization of share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R is approximately $650 million, of which $138 million and $375 million were recognized in the three and six months ended May 2006, respectively.

In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. Goldman Sachs, as the general partner of numerous merchant banking and asset management partnerships, is required to adopt the provisions of EITF 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of fiscal 2007 for partnerships formed on or before June 29, 2005 that have not been modified. We generally expect to provide limited partners in these funds with rights to remove Goldman Sachs as the general partner or to terminate the partnerships and, therefore, do not expect that EITF 04-5 will have a material effect on our financial condition, results of operations or cash flows.

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

In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46-R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46-R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46-R by requiring an analysis of the purpose for which an entity was created and the variability that the entity was designed to create. This FSP must be applied prospectively to all entities with which a reporting enterprise first becomes involved and to all entities previously required to be analyzed under FIN No. 46-R when a reconsideration event has occurred. In accordance with the transition provisions, we will adopt this FSP prospectively in the fourth quarter of fiscal 2006 and do not expect it to have a material effect on our financial condition, results of operations or cash flows.

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

In addition to applying business judgment, senior management uses a number of quantitative tools to manage our exposure to market risk for “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition. These tools include:

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

The following table sets forth the daily VaR:

Daily VaR (1)
 (in millions)

	Average for the
	Three Months		Six Months				Three Months
	Ended		Ended		As of		Ended
	May	May	May	May	May	February	May 2006
Risk Categories	2006	2005	2006	2005	2006	2006	High	Low

Interest rates	$ 49	$ 33	$ 44	$ 32	$ 49	$ 44	$ 54	$ 45
Equity prices	83	26	76	28	82	85	100	57
Currency rates	29	19	24	17	28	30	47	21
Commodity prices	31	24	31	26	31	29	41	29
Diversification effect (2)	(80)	(42)	(73)	(41)	(82)	(77)

Total	$112	$ 60	$102	$ 62	$108	$111	128	87

(1)	Beginning in the first quarter of 2006, we excluded from our calculation certain equity positions generally due to their transfer restrictions or illiquidity. The effect of excluding these positions was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these positions, see “— Other Market Risk Measures — Trading Risk — Equity” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $112 million for the second quarter of 2006 from $60 million in the same period last year. The increase was primarily due to higher levels of exposure to equity prices and interest rates.

The following chart presents our daily VaR during the last four quarters:

Daily VaR
 ($ in millions)

Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended May 2006:

Daily Trading Net Revenues
 ($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on three occasions during the quarter ended May 2006.

Other Market Risk Measures

Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g. due to transfer restrictions and/or illiquidity). The market risk associated with these positions is represented by the impact of a 10% decline in corresponding markets, equity prices or asset values as described below. The following table does not reflect diversification benefits across asset categories and, given the differing likelihood of such events occurring, these measures have not been aggregated:

		Amount
Asset Categories	10% Sensitivity Measure	As of May 2006
		(in millions)

Trading Risk
Equity	Equity markets	$224
Debt	Underlying asset value	705

Non-trading Risk
SMFG	SMFG common stock price	231
Other Equity	Equity markets	373
Debt	Underlying asset value	96
Real Estate	Underlying asset value	201

Trading Risk

Equity. The market risk for equity positions that are not included in VaR is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual equity positions. Different assumptions could produce materially different risk estimates. As of May 2006, the sensitivity to a 10% equity market decline was $224 million compared with $221 million as of February 2006.

Debt. The market risk for debt positions that are not included in VaR is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the asset value of such positions. The market values of the underlying positions are sensitive to changes in a number of factors, including discount rates and the projected timing and amount of future cash flows. As of May 2006, the sensitivity to a 10% decline in the asset value of these positions was $705 million compared with $658 million as of February 2006.

Non-trading Risk

SMFG. The market risk of our investment in the convertible preferred stock of SMFG, net of the economic hedge on the unrestricted shares of common stock underlying a portion of our investment, is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the SMFG common stock price. As of May 2006, the sensitivity of our investment to a 10% decline in the SMFG common stock price was $231 million compared with $313 million as of February 2006. The change is primarily due to a decrease in the SMFG common stock price and the impact of partial hedging with respect to the second one-third installment of unrestricted shares underlying our investment, partially offset by the impact of the passage of time in respect of the transfer restrictions on the underlying common stock. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.

Other Equity. The market risk for equity positions in our non-trading portfolio (including our investment in the ordinary shares of ICBC, net of the economic interests assumed by investment funds that we manage) is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in equity markets. This sensitivity analysis is based on certain assumptions regarding the relationship between changes in stock price indices and changes in the fair value of the individual financial instruments in our non-trading portfolio. Different assumptions could produce materially different risk estimates. As of May 2006, the sensitivity of equity positions in our non-trading portfolio to a 10% equity market decline was $373 million compared with $209 million as of February 2006.

Debt. The market risk for debt positions (primarily mezzanine instruments) in our non-trading portfolio is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the asset values of such positions. The market values of the underlying positions are sensitive to changes in a number of factors, including, but not limited to, the operating cash flows and financial performance of the companies. As of May 2006, the sensitivity to a 10% decline in the asset values of debt positions in our non-trading portfolio was $96 million compared with $78 million as of February 2006.

Real Estate. The market risk for real estate positions in our non-trading portfolio is measured using a sensitivity analysis that estimates the potential reduction in our net revenues associated with a 10% decline in the asset values of such positions. The market values of the underlying positions are sensitive to changes in a number of factors, including, but not limited to, the operating cash flows and financial performance of the properties, trends within sectors and/or regions and underlying business models. As of May 2006, the sensitivity to a 10% decline in the asset values (including the impact of leverage in the underlying investments) of real estate positions in our non-trading portfolio was $201 million compared with $149 million as of February 2006.

Derivatives

Derivative contracts are instruments, such as futures, forwards, swaps or option contracts, that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange.

Substantially all of our derivative transactions are entered into for trading purposes, to facilitate client transactions, to take proprietary positions or as a means of risk management. In addition to derivative transactions entered into for trading purposes, we enter into derivative contracts to hedge our net investment in non-U.S. operations, to hedge certain forecasted transactions and to manage the interest rate and currency exposure on a substantial portion of our long-term borrowings and certain short-term borrowings.

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

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of May 2006, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.

Over-the-Counter Derivative Credit Exposure
 ($ in millions)

			Exposure	Percentage of
		Collateral	Net of	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral

AAA/Aaa	$4,842	$441	$4,401	12%
AA/Aa2	11,329	2,502	8,827	23
A/ A2	12,331	2,615	9,716	26
BBB/Baa2	10,743	3,082	7,661	20
BB/Ba2 or lower	10,841	4,720	6,121	16
Unrated	1,702	758	944	3

Total	$51,788	$14,118	$37,670	100%

(1)	Net of cash received pursuant to credit support agreements of $24.52 billion.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
 (in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$580	$15	$1,815	$425	$1,566	$4,401
AA/Aa2	2,382	781	2,067	2,329	1,268	8,827
A/ A2	2,701	1,634	2,940	1,310	1,131	9,716
BBB/Baa2	1,619	1,151	2,806	361	1,724	7,661
BB/Ba2 or lower	1,888	943	2,460	466	364	6,121
Unrated	231	129	124	374	86	944

Total	$9,401	$4,653	$12,212	$5,265	$6,139	$37,670

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates	$1,074	$284	$4,024	$2,745	$3,971	$12,098
Currencies	4,787	748	2,115	826	1,148	9,624
Commodities	2,663	2,753	5,297	664	122	11,499
Equities	877	868	776	1,030	898	4,449

Total	$9,401	$4,653	$12,212	$5,265	$6,139	$37,670

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

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

The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended November 25, 2005, as updated by Item 1 of Part II of our Quarterly Report on Form 10-Q for the quarter ended February 24, 2006.

IPO Process Matters

In the lawsuit alleging a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings, on April 18, 2006, the district court denied class certification with respect to the damages claims asserted by the issuers of securities. The issuer plaintiffs have petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision on an interlocutory basis.

On April 20, 2006, plaintiffs announced that they had entered into a definitive settlement agreement with respect to their claims against J.P. Morgan Securities, Inc. arising from lawsuits alleging that (i) the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements to “tie” allocations to higher customer brokerage commission rates as well as purchase orders in the aftermarket, and (ii) such alleged underlying “tying” arrangements violated federal and state antitrust laws. The settlement, pursuant to which J.P. Morgan Securities, Inc. will pay $425 million, is subject to, among other things, documentation and court approval.

Research Independence Matters

On April 17, 2006, the federal district court granted defendants’ motion to dismiss the action relating to research coverage of Exodus Communications, Inc., with leave to replead. Plaintiff filed a second amended complaint on May 17, 2006.

Exodus Securities Litigation

In the class action relating to certain securities offerings by Exodus Communications, Inc., by a decision dated June 2, 2006, the district court granted summary judgment dismissing the complaint on the grounds that the plaintiff’s purchases of Exodus securities were not traceable. On May 5, 2006 and May 19, 2006, two new putative plaintiffs filed motions to intervene, respectively.

WorldCom Bondholders Litigation

Settlements of the remaining individual actions affecting Goldman, Sachs & Co. have now been concluded.

Global Crossing and Asia Global Crossing Securities Litigation

On March 23, 2006, the remaining underwriter defendants (including Goldman, Sachs & Co.) agreed in principle to settle all claims for a payment of $82.5 million, subject to, among other things, documentation and court approval.

Short Selling Litigation

Goldman, Sachs & Co. is one of numerous financial services firms that have been named as defendants in two purported class actions filed beginning on April 12, 2006 in the U.S. District Court for the Southern District of New York by customers who engaged in short-selling transactions in equity securities since April 12, 2000. The complaints generally allege that the customers were charged fees in connection with the short sales but that the applicable securities were not necessarily borrowed to effect delivery, resulting in failed deliveries. The complaints allege that this conduct constituted a conspiracy in violation of the federal antitrust laws, and also assert claims under the New York Business Law and common law.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended May 26,  2006.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (2)	Programs (2)

Month #1	3,980,700	$153.46	3,980,700	19,692,879
(February 25, 2006 to March 31, 2006) (1)

Month #2	2,493,900	$161.53	2,493,900	17,198,979
(April 1, 2006 to April 28, 2006)

Month #3	10,495	$165.36	10,495	17,188,484
(April 29, 2006 to May 26, 2006) (1)

Total (1)	6,485,095	$156.59	6,485,095

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through the date of the earnings release for such quarter.

(2)	On March 21, 2000, we announced that our Board of Directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 160 million shares by resolutions of our Board of Directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005 and September 16, 2005. The repurchase program is intended to maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, share-based awards and exercises of employee stock options, the prevailing market price of our common stock and general market conditions. The total remaining authorization under the repurchase program was 17,188,484 shares as of June 23, 2006; the repurchase program has no set expiration or termination date.

Item 5:	Other Information

Entry into a Material Definitive Agreement

On June 29, 2006, the Compensation Committee of the Board approved (i) acceleration of the delivery date of Henry M. Paulson, Jr.’s outstanding restricted stock units (all of which automatically vested upon his resignation, which occurred upon his confirmation as Secretary of the Treasury of the United States), (ii) purchase by Goldman Sachs of the investments made by Mr. Paulson and his wife in private investment funds managed by Goldman Sachs (based on net asset values), and (iii) payment of a cash bonus to Mr. Paulson for his leadership as Chief Executive Officer for the first half of fiscal 2006 of $18.7 million.

The Compensation Committee also authorized specified officers of Goldman Sachs to determine whether to (i) cash settle all of Mr. Paulson’s outstanding restricted stock units (based on fair market value) and stock options (based on intrinsic value), and (ii) purchase certain third party private investment funds owned by Mr. Paulson and his wife.

On the same date, the Board authorized specified officers of Goldman Sachs to determine whether to register for sale all or a portion of the shares of common stock of Group Inc. owned by Mr. Paulson and to enter into an underwriting agreement with respect to any such sale containing customary indemnification provisions.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On June 28, 2006, Mr. Paulson was confirmed by the United States Senate as Secretary of the Treasury and resigned as Chief Executive Officer and Chairman of the Board and Lloyd C. Blankfein was elected as Chief Executive Officer and Chairman of the Board. At the same time, Gary D. Cohn and Jon Winkelried each were elected as President, Co-Chief Operating Officer and a member of the Board. Also, John S. Weinberg became a Vice Chairman of Group Inc. (see below under “Other Events”). Messrs. Cohn, Winkelried and Weinberg have joined the Executive Office of Group Inc., reporting directly to Mr. Blankfein. They will work closely with him in the formulation and execution of Goldman Sachs’ global strategy. Mr. Weinberg will also continue in his role as a co-head of Goldman Sachs’ Investment Banking Division.

Mr. Blankfein, age 51, had been Group Inc.’s President and Chief Operating Officer since January 2004. Prior to that, from April 2002 until January 2004, he was a Vice Chairman of Group Inc., with management responsibility for Goldman Sachs’ Fixed Income, Currency and Commodities Division (“FICC”) and Equities Division. Prior to becoming a Vice Chairman, he had served as co-head of FICC since its formation in 1997. From 1994 to 1997, he headed or co-headed the Currency and Commodities Division. Mr. Blankfein is not on the board of any public company other than Group Inc. He is affiliated with certain non-profit organizations, including as a member of the Harvard University Committee on University Resources, a trustee of the New York Historical Society, an overseer of the Weill Medical College of Cornell University, a director of the Partnership for New York City and a director of The Robin Hood Foundation.

Mr. Cohn, age 45, had been the co-head of Goldman Sachs’ global securities businesses since January 2004. He also had been the co-head of Equities since 2003 and the co-head of FICC since September 2002. From March 2002 to September 2002, he served as co-chief operating officer of FICC. Prior to that, beginning in 1999, Mr. Cohn managed the FICC macro businesses. From 1996 to 1999, he was the global head of Goldman Sachs’ commodities business. Mr. Cohn is not on the board of any public company other than Group Inc. He is affiliated with certain non-profit organizations, including as a member of the Treasury Borrowing Advisory Committee of the Bond Market Association and a trustee of Gilmour Academy, NYU Child Study Center, NYU Hospital, NYU Medical School, Harlem Children’s Zone, Columbia Grammar and Preparatory School and American University.

Mr. Winkelried, age 46, had been the co-head of Goldman Sachs’ Investment Banking Division since January 2005. From 2000 to 2005, he was co-head of FICC. From 1999 to 2000, he was head of FICC in Europe. From 1995 to 1999, he was responsible for Goldman Sachs’ leveraged finance business. Mr. Winkelried is not on the board of any public company other than Group Inc. He is affiliated with certain non-profit organizations, including as a trustee of The Pingry School and the University of Chicago.

Messrs. Blankfein, Cohn and Winkelried will each continue to participate in Goldman Sachs’ Restricted Partner Compensation Plan (“RPCP”) and each will remain a participating managing director (“PMD”). The RPCP and the employment agreements and other agreements and arrangements Goldman Sachs has entered into with its PMDs are described in Group Inc.’s proxy statement, dated February 27, 2006, and are exhibits to its reports filed with the Securities and Exchange Commission.

For a description of Goldman Sachs’ private investment funds, which permit employees of Goldman Sachs to participate in its merchant banking, venture capital and other similar activities, and for information with respect to distributions received by Mr. Blankfein from such funds during fiscal 2005, see page 36 of Group Inc.’s 2006 proxy statement. Distributions from the beginning of Goldman Sachs’ fiscal year 2006 through June 30, 2006 to Mr. Blankfein (or persons or entities affiliated with him) of profits earned on investments made by, and other income from, any such fund for which total distributions (including return of capital invested*) to Mr. Blankfein from the beginning of fiscal year 2005 through June 30, 2006 exceeded $60,000 were, in the aggregate, $3,710,376. Distributions from the beginning of Goldman Sachs’ fiscal year 2005 through June 30, 2006 to Mr. Cohn (or persons or entities affiliated with him) of profits earned on investments made by, and other income from, any such fund for which total distributions (including return of capital invested**) to Mr. Cohn exceeded $60,000 over such period were, in the aggregate, $1,960,947. Mr. Winkelried had no distributions of profits from any such fund for which total distributions (including return of capital invested**) to him exceeded $60,000 over such period.

A sibling of Mr. Winkelried, a non-executive employee of Goldman Sachs, received compensation for fiscal 2005 of less than $900,000, part of which was paid in equity. Upon joining Goldman Sachs in 2005, Mr. Winkelried’s sibling also received an equity award with a value of approximately $770,000, most of which was related to foregone equity awards with respect to previous employment. For fiscal 2006 Mr. Winkelried’s sibling’s annual base salary is less than $180,000.

Other Events

As described above, Mr. Weinberg has been appointed as a Vice Chairman of Group Inc.

Mr. Weinberg, age 48, has been co-head of Goldman Sachs’ Investment Banking Division since December 2002. From January 2002 to December 2002, he was co-head of the Investment Banking Division in the Americas. Prior to that, he served as co-head of the Investment Banking Services Department since 1997. He is affiliated with certain non-profit organizations, including as a board member at New York-Presbyterian Hospital, The Steppingstone Foundation and Greenwich Country Day School.

*	From the beginning of Goldman Sachs’ fiscal year 2006 through June 30, 2006, the return of capital invested by Mr. Blankfein (or persons or entities affiliated with him) in such funds over several years was: $1,727,752.

**	From the beginning of Goldman Sachs’ fiscal year 2005 through June 30, 2006, the return of capital invested by Mr. Cohn and Mr. Winkelried (or persons or entities affiliated with them) in such funds over several years was: $5,619,050 and $624,924, respectively.

Item 6: Exhibits

Exhibits:

3.1 and 4.1	Certificate of Designations of The Goldman Sachs Group, Inc. (“Group Inc.”) relating to the Series D Preferred Stock (incorporated by reference to Exhibit 3 to Group Inc.’s Registration Statement on Form 8-A, filed on May 23, 2006).
4.2	Form of certificate representing the Series D Preferred Stock (incorporated by reference to Exhibit 5 to Group Inc.’s Registration Statement on Form 8-A, filed on May 23, 2006).
10.1	Form of RSU Award Agreement for PMD Discount Stock Program (subject to transfer restrictions).
10.2	Form of RSU Award Agreement for PMD Discount Stock Program (not subject to transfer restrictions).
10.3	Form of Year-End RSU Award Agreement.
10.4	Form of Non-Employee Director RSU Award Agreement.
12.1	Statement re: Computation of ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar

Name: David A. Viniar Title: Chief Financial Officer

By:	/s/ Sarah E. Smith

Name: Sarah E. Smith Title: Principal Accounting Officer

Date: June 30, 2006