Form 10-Q
period 2006-08-25
GOLDMAN SACHS GROUP INC/
filed 2006-10-04
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 25, 2006

or

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
          As of September 22, 2006 there were 425,832,104 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED AUGUST 25, 2006
INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Earnings for the three and nine months ended August 25, 2006 and August 26, 2005	2
	Condensed Consolidated Statements of Financial Condition as of August 25, 2006 and November 25, 2005	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods ended August 25, 2006 and November 25, 2005	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended August 25, 2006 and August 26, 2005	5
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 25, 2006 and August 26, 2005	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	47

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	93

Item 4:	Controls and Procedures	98

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	99

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	100

Item 6:	Exhibits	101

SIGNATURES		102
EX-10.1: GS&CO. EXECUTIVE LIFE INSURANCE POLICY AND CERTIFICATE - MET LIFE
EX-10.2: FORM OF GS&CO. EXECUTIVE LIFE INSURANCE POLICY - PACIFIC LIFE
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15.1: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1: RULE 13a-14(a) CERTIFICATIONS
EX-32.1: SECTION 1350 CERTIFICATIONS

PART I: FINANCIAL INFORMATION
Item 1:     Financial Statements (Unaudited)
THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

	(in millions, except per share amounts)
Revenues
Investment banking	$1,285	$998	$4,276	$2,667
Trading and principal investments	4,368	4,842	17,976	11,545
Asset management and securities services	975	772	3,545	2,270
Interest income	9,351	5,721	25,430	14,764

Total revenues	15,979	12,333	51,227	31,246
Interest expense	8,395	4,940	22,969	12,411
Cost of power generation	121	108	363	339

Revenues, net of interest expense and cost of power generation	7,463	7,285	27,895	18,496
Operating expenses
Compensation and benefits	3,510	3,642	13,897	9,248
Brokerage, clearing and exchange fees	454	271	1,208	797
Market development	117	92	338	268
Communications and technology	141	124	396	365
Depreciation and amortization	126	125	378	371
Amortization of identifiable intangible assets	50	31	128	93
Occupancy	221	200	613	534
Professional fees	135	117	367	322
Other expenses	347	278	995	704

Total non-compensation expenses	1,591	1,238	4,423	3,454

Total operating expenses	5,101	4,880	18,320	12,702

Pre-tax earnings	2,362	2,405	9,575	5,794
Provision for taxes	768	788	3,190	1,800

Net earnings	1,594	1,617	6,385	3,994
Preferred stock dividends	39	9	91	9

Net earnings applicable to common shareholders	$1,555	$1,608	$6,294	$3,985

Earnings per common share
Basic	$3.46	$3.40	$13.92	$8.23
Diluted	3.26	3.25	13.12	7.89
Dividends declared and paid per common share	$0.35	$0.25	$0.95	$0.75
Average common shares outstanding
Basic	449.4	473.3	452.1	484.3
Diluted	477.4	494.2	479.7	505.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of

	August	November
	2006	2005

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$10,063	$10,261
Cash and securities segregated for regulatory and other purposes	76,309	51,405
Receivables from brokers, dealers and clearing organizations	13,200	15,150
Receivables from customers and counterparties	76,112	60,231
Securities borrowed	210,190	191,800
Financial instruments purchased under agreements to resell	82,958	83,619
Financial instruments owned, at fair value	269,238	238,043
Financial instruments owned and pledged as collateral, at fair value	39,936	38,983

Total financial instruments owned, at fair value	309,174	277,026
Other assets	20,303	17,312

Total assets	$798,309	$706,804

Liabilities and shareholders’ equity
Secured short-term borrowings	$18,850	$7,972
Unsecured short-term borrowings	53,814	47,247

Total short-term borrowings, including the current portion of long-term borrowings	72,664	55,219
Payables to brokers, dealers and clearing organizations	5,056	10,014
Payables to customers and counterparties	215,396	178,304
Securities loaned	26,409	23,331
Financial instruments sold under agreements to repurchase	128,132	149,026
Financial instruments sold, but not yet purchased, at fair value	156,557	149,071
Other liabilities and accrued expenses	31,271	13,830
Secured long-term borrowings	19,553	15,669
Unsecured long-term borrowings	109,778	84,338

Total long-term borrowings	129,331	100,007

Total liabilities	764,816	678,802
Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 and 70,000 shares issued and outstanding as of August 2006 and November 2005, respectively, with liquidation preference of $25,000 per share	3,100	1,750
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 595,168,224 and 573,970,935 shares issued as of August 2006 and November 2005, respectively, and 428,909,579 and 437,170,695 shares outstanding as of August 2006 and November 2005, respectively	6	6
Restricted stock units and employee stock options	3,812	3,415
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	19,213	17,159
Retained earnings	24,927	19,085
Accumulated other comprehensive income	13	—
Common stock held in treasury, at cost, par value $0.01 per share; 166,258,645 and 136,800,240 shares as of August 2006 and November 2005, respectively	(17,578)	(13,413)

Total shareholders’ equity	33,493	28,002

Total liabilities and shareholders’ equity	$798,309	$706,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended

	August	November
	2006	2005

	(in millions, except
	per share amounts)
Preferred stock
Balance, beginning of year	$1,750	$—
Issued	1,350	1,750

Balance, end of period	3,100	1,750

Common stock, par value $0.01 per share
Balance, beginning of year	6	6
Issued	—	—

Balance, end of period	6	6

Restricted stock units and employee stock options
Balance, beginning of year	3,415	2,013
Issued	1,295	1,871
Delivered	(776)	(423)
Forfeited	(121)	(37)
Options exercised	(1)	(9)

Balance, end of period	3,812	3,415

Additional paid-in capital
Balance, beginning of year	17,159	15,501
Issuance of common stock	1,560	1,417
Preferred stock issuance costs	(1)	(31)
Excess tax benefit related to share-based compensation	495	272

Balance, end of period	19,213	17,159

Retained earnings
Balance, beginning of year	19,085	13,970
Net earnings	6,385	5,626
Dividends declared on common stock	(452)	(494)
Dividends declared on preferred stock	(91)	(17)

Balance, end of period	24,927	19,085

Unearned compensation
Balance, beginning of year	—	(117)
Amortization of restricted stock units	—	117

Balance, end of period	—	—

Accumulated other comprehensive income
Balance, beginning of year	—	11
Currency translation adjustment, net of tax	30	(27)
Minimum pension liability adjustment, net of tax	—	(11)
Net gains/(losses) on cash flow hedges, net of tax	(12)	9
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(5)	18

Balance, end of period	13	—

Common stock held in treasury, at cost
Balance, beginning of year	(13,413)	(6,305)
Repurchased	(4,165)	(7,108)

Balance, end of period	(17,578)	(13,413)

Total shareholders’ equity	$33,493	$28,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended August

	2006	2005

	(in millions)
Cash flows from operating activities
Net earnings	$6,385	$3,994
Non-cash items included in net earnings
Depreciation and amortization	547	511
Amortization of identifiable intangible assets	182	127
Share-based compensation	848	643
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(16,364)	1,687
Net receivables from brokers, dealers and clearing organizations	(3,009)	(1,321)
Net payables to customers and counterparties	22,009	419
Securities borrowed, net of securities loaned	(15,312)	(34,851)
Financial instruments sold under agreements to repurchase, net of financial instruments purchased under agreements to resell	(20,233)	36,472
Financial instruments owned, at fair value	(31,535)	(40,673)
Financial instruments sold, but not yet purchased, at fair value	7,136	17,241
Other, net	7,779	2,787

Net cash used for operating activities	(41,567)	(12,964)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,785)	(1,025)
Proceeds from sales of property, leasehold improvements and equipment	175	621
Business acquisitions, net of cash acquired	(780)	(523)
Proceeds from sales of investments	1,197	—
Purchase of available-for-sale securities	(6,363)	—
Proceeds from sales of available-for-sale securities	4,193	—

Net cash used for investing activities	(3,363)	(927)

Cash flows from financing activities
Short-term borrowings, net	11,477	172
Issuance of long-term borrowings	47,602	35,669
Repayment of long-term borrowings, including the current portion of long-term borrowings	(15,732)	(16,806)
Derivative contracts with a financing element, net	3,195	823
Common stock repurchased	(4,165)	(4,646)
Dividends paid on common and preferred stock	(543)	(385)
Proceeds from issuance of common stock	1,200	738
Proceeds from issuance of preferred stock, net of issuance costs	1,349	856
Excess tax benefit related to share-based compensation	349	—

Net cash provided by financing activities	44,732	16,421

Net (decrease)/increase in cash and cash equivalents	(198)	2,530
Cash and cash equivalents, beginning of year	10,261	4,365

Cash and cash equivalents, end of period	$10,063	$6,895

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of capitalized interest, were $22.56 billion and $12.48 billion during the nine months ended August 2006 and August 2005, respectively.
Cash payments for income taxes, net of refunds, were $2.85 billion and $1.69 billion during the nine months ended August 2006 and August 2005, respectively.
Non-cash activities:
The firm assumed $352 million and $1.15 billion of debt in connection with business acquisitions during the nine months ended August 2006 and August 2005, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

	(in millions)
Net earnings	$1,594	$1,617	$6,385	$3,994
Currency translation adjustment, net of tax	3	2	30	(15)
Net gains/(losses) on cash flow hedges, net of tax	(10)	3	(12)	7
Net unrealized gains/(losses) on available-for-sale securities, net of tax	9	15	(5)	15

Comprehensive income	$1,596	$1,637	$6,398	$4,001

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

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, including whether a derivative is considered passive and the degree of discretion a servicer may exercise. In accordance with SFAS No. 140 and FIN No. 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and does not hold a majority of the economic interests in any fund. For funds established on or before June 29, 2005 in which the firm holds more than a minor interest and for funds established or modified after June 29, 2005, the firm has provided the third-party investors with rights to remove the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

firm as the general partner or to terminate the funds (see “— Recent Accounting Developments” below for a discussion of the impact of Emerging Issues Task Force (EITF) Issue No. 04-5). These fund investments are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.
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
       Unless specifically stated otherwise, all references to August 2006 and August 2005 refer to the firm’s fiscal periods ended, or the dates, as the context requires, August 25, 2006 and August 26, 2005, respectively. All references to November 2005, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 25, 2005. All references to 2006, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, November 24, 2006. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Where the firm cannot verify all of the significant model inputs to observable market data and verify the model to market transactions, the firm values the contract at the transaction price at inception and, consequently, records no day one gain or loss in accordance with EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (see “— Recent Accounting Developments” below for a discussion of the impact of SFAS No. 157 on EITF Issue No. 02-3).

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

The firm’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and the downside protection on the conversion strike price. The firm’s investment in the convertible preferred stock of SMFG is generally nontransferable, but is freely convertible into SMFG common stock. Restrictions on the firm’s ability to hedge or sell two-thirds of the common stock underlying its investment in SMFG lapsed in equal installments on February 7, 2005 and March 9, 2006. As of the date of this filing, the firm has fully hedged the first one-third installment of the unrestricted shares and has hedged a majority of the second one-third installment of the unrestricted shares. Restrictions on the firm’s ability to hedge or sell the remaining one-third installment lapse on February 7, 2007. As of the date of this filing, the conversion price of the firm’s SMFG preferred stock into shares of SMFG common stock was ¥319,700. This price is subject to

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,400).
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
       Collateralized Financing Arrangements. Collateralized financing arrangements consist of resale and repurchase agreements, securities borrowed and loaned, and secured short and long-term borrowings. Interest income or expense on collateralized financing arrangements is recognized in net revenues over the life of the transaction.

•	Resale and Repurchase Agreements. Financial instruments purchased under agreements to resell and financial instruments sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade foreign sovereign obligations, represent short-term collateralized financing transactions and are carried in the condensed consolidated statements of financial condition at their contractual amounts plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied. The firm receives financial instruments purchased under agreements to resell, makes delivery of financial instruments sold under agreements to repurchase, monitors the market value of these financial instruments on a daily basis and delivers or obtains additional collateral as appropriate.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. These transactions are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate.

•	Secured Short and Long-Term Borrowings. The firm also obtains financing through the use of secured short and long-term borrowings. The firm pledges financial instruments and other assets as collateral for such borrowings. See Notes 3, 4 and 5 for further information regarding the firm’s secured short and long-term borrowings.
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       The following table sets forth the power generation revenues and costs directly associated with the firm’s consolidated power generation facilities:

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

		(in millions)
Revenues (1)	$146	$132	$436	$377
Cost of power generation	121	108	363	339

(1)	Excludes revenues from nonconsolidated power generation facilities, accounted for in accordance with the equity method of accounting, as well as revenues associated with the firm’s power trading activities.
       Commissions. Commission revenues from executing and clearing client transactions on stock, options and futures markets worldwide are recognized in “Trading and principal investments” in the condensed consolidated statements of earnings on a trade-date basis.
       Insurance Contracts. Revenues from variable annuity and variable life insurance contracts, and from providing reinsurance of such contracts, generally consist of fees assessed on contract holder account balances for mortality charges, policy administration and surrender charges. These fees are recognized in the condensed consolidated statements of earnings in the period that services are provided. Premiums earned for providing catastrophe reinsurance are recognized in revenues over the coverage period, net of premiums ceded for the cost of reinsurance. Insurance revenues are included in “Trading and principal investments” in the condensed consolidated statements of earnings.
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

Share-Based Compensation
       In the first quarter of fiscal 2006, the firm adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
awards that require future service are amortized over the relevant service period. The firm adopted SFAS No. 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent to adoption. The accounting treatment of share-based awards granted to retirement-eligible employees prior to the firm’s adoption of SFAS No. 123-R has not changed and financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123-R.
       Two key differences between SFAS No. 123-R and SFAS No. 123 are:
       First, SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of fiscal 2006, the firm recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123-R as of the first day of the firm’s 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to the firm’s results of operations for that quarter.
       Second, SFAS No. 123-R requires the immediate expensing of share-based awards granted to retirement-eligible employees, including awards subject to non-compete agreements. Share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, the firm’s compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both the amortization (and acceleration) of awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R as well as the full grant-date fair value of new awards granted to such employees under SFAS No. 123-R. The estimated annual non-cash expense in fiscal 2006 associated with the continued amortization of share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R is approximately $650 million, of which $133 million and $508 million were recognized in the three and nine months ended August 2006, respectively.
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       If the firm were to recognize compensation expense over the relevant service period, generally three years, under the fair value method per SFAS No. 123 with respect to stock options granted for the year ended November 29, 2002 and prior years, net earnings would have decreased for the three and nine months ended August 2005, resulting in pro forma net earnings and earnings per common share (EPS) as set forth below:

	Three Months Ended	Nine Months Ended
	August 2005	August 2005

	(in millions, except per share amounts)
Net earnings applicable to common shareholders, as reported	$1,608	$3,985
Add: Share-based compensation expense, net of related tax effects, included in reported net earnings	144	415
Deduct: Share-based compensation expense, net of related tax effects, determined under the fair value method for all awards	(156)	(451)

Pro forma net earnings applicable to common shareholders	$1,596	$3,949

Earnings per common share, as reported
Basic	$3.40	$8.23
Diluted	3.25	7.89
Pro forma earnings per common share
Basic	$3.37	$8.15
Diluted	3.23	7.82
       The firm pays cash dividend equivalents on outstanding restricted stock units. Dividend equivalents paid on restricted stock units accounted for under SFAS No. 123 and SFAS No. 123-R are charged to retained earnings when paid. SFAS No. 123-R requires dividend equivalents paid on restricted stock units expected to be forfeited to be included in compensation expense. Prior to the adoption of SFAS No. 123-R, dividend equivalents paid on restricted stock units that were later forfeited by employees were reclassified to compensation expense from retained earnings. Dividend equivalents paid on restricted stock units granted prior to 2003 were accounted for under APB Opinion No. 25 and charged to compensation expense.
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets
       Identifiable intangible assets, which consist primarily of customer lists, above-market power contracts, specialist rights and the value of business acquired (VOBA) and deferred acquisition costs (DAC) in the firm’s insurance subsidiaries, are amortized over their estimated useful lives. Identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

Income Taxes
       Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of the firm’s assets and liabilities. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The firm’s tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statements of financial condition. Tax provisions are computed in accordance with SFAS No. 109, “Accounting for Income Taxes.” Contingent liabilities related to income taxes are recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies,” as amended, have been met (see “— Recent Accounting Developments” below for a discussion of the impact of FIN No. 48 on SFAS No. 109).

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Recent Accounting Developments
       In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. The firm, as the general partner of numerous merchant banking and asset management partnerships, is required to adopt the provisions of EITF Issue No. 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of fiscal 2007 for partnerships formed on or before June 29, 2005 that have not been modified. The firm generally expects to provide limited partners in these funds with rights to remove the firm as the general partner or to terminate the partnerships and, therefore, does not expect that EITF Issue No. 04-5 will have a material effect on the firm’s financial condition, results of operations or cash flows.
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
       Effective for the first quarter of fiscal 2006, the firm adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. The firm acquires residential mortgage servicing rights in connection with its mortgage securitization activities and has elected under SFAS No. 156 to account for these servicing rights at fair value. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.
       In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46-R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46-R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46-R by requiring an analysis of the purpose for which an entity was created and the variability that the entity was designed to create. This FSP must be applied prospectively to all entities with which a reporting enterprise first becomes involved and to all entities previously required to be analyzed under FIN No. 46-R when a reconsideration event has occurred. As permitted, the firm early adopted FSP FIN No. 46-R-6 in the third quarter of fiscal 2006. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.
       In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that the firm determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The firm expects to adopt the provisions of FIN No. 48 beginning in the first quarter of fiscal 2008. The firm is currently evaluating the impact of adopting FIN No. 48 on its financial condition, results of operations and cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. SFAS No. 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts (and hybrid instruments measured at fair value under SFAS No. 133 as modified by SFAS No. 155) where the firm cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS No. 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, SFAS No. 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of SFAS No. 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS No. 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The firm is evaluating whether it will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and is currently evaluating the impact adoption may have on its financial condition, results of operations and cash flows.
       In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The firm will adopt SFAS No. 158 as of the end of fiscal 2007. The firm does not expect that the adoption of SFAS No. 158 will have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.	Financial Instruments

Fair Value of Financial Instruments
       The following table sets forth the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value:

	As of

	August 2006				November 2005

	Assets		Liabilities		Assets		Liabilities

	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$10,641	(1)	$—		$14,609	(1)	$—
U.S. government, federal agency and sovereign obligations	67,436		57,720		68,688		51,458
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	36,507		507		31,459		223
Investment-grade corporate bonds	17,515		4,326		12,415		4,232
Bank loans	27,254		722		13,843		288
High-yield securities	8,318		2,125		8,822		2,072
Preferred stock	7,631		395		7,315		71
Other	1,187		356		877		278

	98,412		8,431		74,731		7,164
Equities and convertible debentures	66,826		32,457		56,656		32,565
State, municipal and provincial obligations	3,550		—		2,524		—
Derivative contracts	60,181	(2)	57,196	(3)	58,532	(2)	57,829	(3)
Physical commodities	2,128		753		1,286		55

Total	$309,174	(4)	$156,557		$277,026		$149,071

(1)	Includes $7.28 billion and $6.12 billion, as of August 2006 and November 2005, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program.

(2)	Net of cash received pursuant to credit support agreements of $22.24 billion and $22.61 billion as of August 2006 and November 2005, respectively.

(3)	Net of cash paid pursuant to credit support agreements of $17.27 billion and $16.10 billion as of August 2006 and November 2005, respectively.

(4)	Includes securities held by the firm’s bank and insurance subsidiaries, which are accounted for as “available-for-sale” (AFS) under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table sets forth the types of AFS securities and their maturity profile:

	Under			Over
	One Year	1-5 Years	6-10 Years	10 Years	Total

	(in millions)
Mortgage-backed and other federal agency securities	$826	$794	$146	$7	$1,773
Investment-grade corporate bonds	50	564	66	52	732
Collateralized debt obligations	7	645	20	—	672
Other investment-grade debt securities	42	8	58	111	219

Total	$925	$2,011	$290	$170	$3,396

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
       The firm enters into derivative transactions to facilitate client transactions, to take proprietary positions and as a means of risk management. Risk exposures are managed through diversification, by controlling position sizes and by entering into offsetting positions. For example, the firm may manage the risk related to a portfolio of common stock by entering into an offsetting position in a related equity-index futures contract.
       The firm applies hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to certain derivative contracts. The firm uses these derivatives to manage certain interest rate and currency exposures, including the firm’s net investment in non-U.S. operations. The firm designates certain interest rate swap contracts as fair value hedges. These interest rate swap contracts hedge changes in the relevant benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR)), effectively converting a substantial portion of the firm’s long-term and certain short-term borrowings into floating rate obligations. In addition, the firm applies cash flow hedge accounting to a limited number of foreign currency forward contracts that hedge currency exposure on certain forecasted transactions in its consolidated power generation facilities. See Note 2 for information regarding the firm’s policy on foreign currency forward contracts used to hedge its net investment in non-U.S. operations.
       The firm applies a long-haul method to substantially all of its hedge accounting relationships to perform an ongoing assessment of the effectiveness of these relationships in achieving offsetting changes in fair value or offsetting cash flows attributable to the risk being hedged. The firm utilizes a dollar-offset method, which compares the change in the fair value of the hedging instrument to the change in the fair value of the hedged item, excluding the effect of the passage of time, to prospectively and retrospectively assess hedge effectiveness. The firm’s prospective dollar-offset assessment utilizes scenario analyses to test hedge effectiveness via simulations of numerous parallel and slope shifts of the relevant yield curve. Parallel shifts change the interest rate of all maturities by identical amounts. Slope shifts change the curvature of the yield curve. A hedging relationship is deemed to be effective if the fair values of the hedging instrument and the hedged item change inversely within a range of 80 to 125% in response to each of the simulated yield curve shifts.
       For fair value hedges, gains or losses on derivative transactions as well as the hedged item are recognized in “Interest expense” in the condensed consolidated statements of earnings. For cash flow hedges, the effective portion of gains or losses on derivative transactions is reported as a component of “Other comprehensive income.” Gains or losses related to hedge ineffectiveness for

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the three and nine months ended August 2006. Gains and losses on derivatives used for trading purposes are generally included in “Trading and principal investments” in the condensed consolidated statements of earnings.
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

	As of

	August 2006		November 2005

	Assets	Liabilities	Assets	Liabilities

	(in millions)
Forward settlement contracts	$10,779	$11,373	$13,921	$15,345
Swap agreements	25,652	20,902	25,865	22,001
Option contracts	23,750	24,921	18,746	20,483

Total	$60,181	$57,196	$58,532	$57,829

       The fair values of derivatives accounted for as qualifying hedges under SFAS No. 133 consisted of $1.69 billion and $2.10 billion in assets as of August 2006 and November 2005, respectively, and $991 million and $443 million in liabilities as of August 2006 and November 2005, respectively.
       The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in short-term and long-term borrowings, had a carrying value of $1.18 billion and $607 million (excluding the debt host contract) as of August 2006 and November 2005, respectively. See Notes 4 and 5 for further information regarding the firm’s borrowings.

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
       The firm may retain interests in securitized financial assets, primarily in the form of senior or subordinated securities, including residual interests. Retained interests are accounted for at fair value and included in “Total financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.
       During the nine months ended August 2006 and August 2005, the firm securitized $78.77 billion and $65.10 billion, respectively, of financial assets, including $55.20 billion and $45.39 billion, respectively, of residential mortgage loans and securities. Cash flows received on

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
retained interests were approximately $613 million and $655 million for the nine months ended August 2006 and August 2005, respectively.
       As of August 2006 and November 2005, the firm held $8.28 billion and $6.07 billion of retained interests, respectively, including $6.26 billion and $5.62 billion, respectively, held in QSPEs. The fair value of retained interests valued using quoted market prices in active markets was $1.27 billion and $1.34 billion as of August 2006 and November 2005, respectively.
       The following table sets forth the weighted average key economic assumptions used in measuring retained interests for which fair value is based on alternative pricing sources with reasonable, little or no price transparency and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions:

	As of August 2006			As of November 2005

	Type of Retained Interests			Type of Retained Interests

	Mortgage-		Corporate	Mortgage-		Corporate
	Backed	CDOs	Debt (3)	Backed	CDOs	Debt (3)

	($ in millions)
Fair value of retained interests	$3,841	$2,101	$1,071	$2,928	$516	$1,283
Weighted average life (years)	6.6	5.2	2.4	5.7	4.9	2.2
Constant prepayment rate	19.1%	24.7%	N/A %	18.6%	21.5%	N/A %
Impact of 10% adverse change	$(90)	$(4)	$—	$(44)	$(2)	$—
Impact of 20% adverse change	(162)	(7)	—	(73)	(4)	—
Anticipated credit losses (1)	3.7%	2.1%	N/A %	5.0%	2.5%	N/A %
Impact of 10% adverse change (2)	$(92)	$(3)	$—	$(25)	$(4)	$—
Impact of 20% adverse change (2)	(172)	(5)	—	(48)	(9)	—
Discount rate	8.8%	5.8%	2.3%	7.4%	6.1%	3.7%
Impact of 10% adverse change	$(137)	$(40)	$(9)	$(70)	$(3)	$(10)
Impact of 20% adverse change	(263)	(80)	(18)	(136)	(8)	(21)

(1)	Anticipated credit losses are computed only on positions in which expected credit loss is a key assumption in the determination of fair values.

(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over- collateralization and subordination provisions.

(3)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.
       The preceding table does not give effect to the offsetting benefit of other financial instruments that are held to mitigate risks inherent in these retained interests. Changes in fair value based on an adverse variation in assumptions generally cannot be extrapolated because the relationship of the change in assumptions to the change in fair value is not usually linear. In addition, the impact of a change in a particular assumption is calculated independently of changes in any other assumption. In practice, simultaneous changes in assumptions might magnify or counteract the sensitivities disclosed above.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests approximated $7 billion and $5 billion as of August 2006 and November 2005, respectively.

Variable Interest Entities (VIEs)
       The firm, in the ordinary course of business, retains interests in VIEs in connection with its securitization activities. The firm also purchases and sells variable interests in VIEs, which primarily issue mortgage-backed and other asset-backed securities and collateralized debt obligations (CDOs), in connection with its market-making activities and makes investments in and loans to VIEs that hold performing and nonperforming debt, equity, real estate, power-related and other assets. In addition, the firm utilizes VIEs to provide investors with credit-linked and asset-repackaged notes designed to meet their objectives.
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
       The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs where the firm does not hold a majority voting interest. The firm has aggregated consolidated VIEs based on principal business activity, as reflected in the first column.

	As of August 2006		As of November 2005

		Maximum		Maximum
	VIE	Exposure	VIE	Exposure
	Assets (1)	to Loss	Assets (1)	to Loss

	(in millions)
Investments in loans and real estate	$1,788	$637	$2,081	$717
Municipal bonds	2,568	2,568	1,587	1,587
Mortgage-backed and other asset-backed	457	117	522	55
Asset repackagings and credit-linked notes	1,246	929	1,266	880
Investments in preferred stock	425	244	416	221
Foreign exchange and commodities	554	412	600	205
Other	150	286	152	279

Total	$7,188	$5,193	$6,624	$3,944

(1)	Consolidated VIE assets include assets financed by nonrecourse short-term and long-term debt. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       The following tables set forth total assets in nonconsolidated VIEs in which the firm holds significant variable interests and the firm’s maximum exposure to loss associated with these interests. The firm has aggregated nonconsolidated VIEs based on principal business activity, as reflected in the first column. The nature of the firm’s variable interests can take different forms, as described in the columns under maximum exposure to loss.

	As of August 2006

		Maximum Exposure to Loss in Nonconsolidated VIEs

		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives (1)	Investments	Total

			(in millions)
Collateralized debt obligations	$40,916	$2,170	$—	$9,439	$—	$11,609
Asset repackagings and credit-linked notes	4,778	—	—	3,237	—	3,237
Power-related	3,398	2	73	—	618	693
Investments in loans and real estate	14,086	—	34	15	1,658	1,707
Mortgage-backed and other asset-backed	4,714	62	1,256	63	260	1,641

Total	$67,892	$2,234	$1,363	$12,754	$2,536	$18,887

	As of November 2005

		Maximum Exposure to Loss in Nonconsolidated VIEs

		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives (1)	Investments	Total

			(in millions)
Collateralized debt obligations	$24,295	$780	$—	$4,536	$—	$5,316
Asset repackagings and credit-linked notes	2,568	—	—	1,527	—	1,527
Power-related	6,667	2	95	—	1,070	1,167
Investments in loans and real estate	14,232	—	11	—	1,082	1,093
Mortgage-backed and other asset-backed	6,378	208	248	52	426	934

Total	$54,140	$990	$354	$6,115	$2,578	$10,037

(1)	Derivatives related to CDOs consist of total return swaps on investment-grade securities issued by VIEs as well as out-of-the-money written put options that provide protection on investment-grade collateral held by VIEs. Derivatives related to asset repackagings and credit-linked notes consist of out-of-the-money written put options that provide principal protection on notes issued by VIEs. Neither the total return swaps nor the written put options expose the firm to a majority of the VIE’s expected losses or expected residual returns.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Secured Borrowing and Lending Activities
       The firm obtains secured short-term financing principally through the use of repurchase agreements, securities lending agreements and other financings. In these transactions, the firm receives cash or financial instruments in exchange for other financial instruments, including U.S. government, federal agency and sovereign obligations, corporate debt and other debt obligations, equities and convertibles, letters of credit and other assets.
       The firm obtains financial instruments as collateral principally through the use of resale agreements, securities borrowing agreements, derivative transactions, customer margin loans and other secured borrowing activities to finance inventory positions, to meet customer needs and to satisfy settlement requirements. In many cases, the firm is permitted to sell or repledge financial instruments held as collateral. These financial instruments may be used to secure repurchase agreements, to enter into securities lending or derivative transactions, or to cover short positions. As of August 2006 and November 2005, the fair value of financial instruments received as collateral by the firm that it was permitted to sell or repledge was $691.85 billion and $629.94 billion, respectively, of which the firm sold or repledged $585.06 billion and $550.33 billion, respectively.
       The firm also pledges financial instruments it owns. Counterparties may or may not have the right to sell or repledge the financial instruments. Financial instruments owned and pledged to counterparties that have the right to sell or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $39.94 billion and $38.98 billion as of August 2006 and November 2005, respectively. Financial instruments owned and pledged in connection with repurchase and securities lending agreements to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and were $83.71 billion and $93.90 billion as of August 2006 and November 2005, respectively.
       In addition to repurchase and securities lending agreements, the firm also pledges financial instruments and other assets it owns to counterparties that do not have the right to sell or repledge, in order to collateralize secured short-term and long-term borrowings. In connection with these transactions, the firm pledged assets of $45.08 billion and $27.84 billion as collateral as of August 2006 and November 2005, respectively. See Note 4 and Note 5 for further information regarding the firm’s secured short-term and long-term borrowings.

Note 4.	Short-Term Borrowings
       The firm obtains short-term borrowings primarily through the use of promissory notes, commercial paper, secured debt and bank loans. As of August 2006 and November 2005, secured short-term borrowings were $18.85 billion and $7.97 billion, respectively. Unsecured short-term borrowings were $53.81 billion and $47.25 billion as of August 2006 and November 2005, respectively. Short-term borrowings also include the portion of long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       Short-term borrowings are set forth below:

	As of

	August	November
	2006	2005

	(in millions)
Promissory notes	$18,277	$17,339
Commercial paper	2,437	5,154
Secured debt, bank loans and other	35,586	15,975
Current portion of secured and unsecured long-term borrowings	16,364	16,751

Total (1) (2)	$72,664	$55,219

(1)	As of August 2006 and November 2005, the weighted average interest rates for short-term borrowings, including commercial paper, were 5.04% and 3.98%, respectively. The weighted average interest rates, after giving effect to hedging activities, were 4.97% and 3.86% as of August 2006 and November 2005, respectively.

(2)	Short-term borrowings as of August 2006 include $8.38 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155.

Note 5.	Long-Term Borrowings
       The firm obtains secured and unsecured long-term borrowings, which consist principally of senior borrowings with maturities extending to 2036. As of August 2006 and November 2005, secured long-term borrowings were $19.55 billion and $15.67 billion, respectively. Unsecured long-term borrowings were $109.78 billion and $84.34 billion as of August 2006 and November 2005, respectively.
       Long-term borrowings are set forth below:

	As of

	August	November
	2006	2005

	(in millions)
Fixed rate obligations (1)
U.S. dollar	$38,866	$35,530
Non-U.S. dollar	20,427	16,224
Floating rate obligations (2)
U.S. dollar	44,473	31,952
Non-U.S. dollar	25,565	16,301

Total (3)	$129,331	$100,007

(1)	As of August 2006 and November 2005, interest rates on U.S. dollar fixed rate obligations ranged from 3.88% to 12.00% and from 3.72% to 12.00%, respectively. As of August 2006 and November 2005, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.31% to 10.00% and from 0.65% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

(3)	Long-term borrowings as of August 2006 include $5.51 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       Long-term borrowings include nonrecourse debt issued by the following subsidiaries, as set forth in the table below. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay.

	As of

	August	November
	2006	2005

	(in millions)
William Street Funding Corporation	$6,225	$5,107
Variable interest entities	6,131	5,568
Other subsidiaries	4,055	2,951

Total (1)	$16,411	$13,626

(1)	Includes $1.10 billion and $1.33 billion of nonrecourse debt related to the firm’s consolidated power generation facilities as of August 2006 and November 2005, respectively.
       Long-term borrowings by fiscal maturity date are set forth below:

	As of

	August 2006 (1) (2)			November 2005 (1) (2)

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total

	(in millions)
2007	$7,058	$72	$7,130	$13,662	$861	$14,523
2008	10,310	2,778	13,088	6,218	2,872	9,090
2009	12,031	3,446	15,477	9,241	3,094	12,335
2010	6,200	6,163	12,363	6,411	7,698	14,109
2011	7,071	5,894	12,965	4,840	1,430	6,270
2012-thereafter	40,669	27,639	68,308	27,110	16,570	43,680

Total	$83,339	$45,992	$129,331	$67,482	$32,525	$100,007

(1)	Long-term borrowings maturing within one year of the financial statement date and certain long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.
       The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, equity-linked and indexed contracts, to effectively convert a substantial portion of its long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the aggregate carrying value of these long-term borrowings and related derivatives approximates fair value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The effective weighted average interest rates for long-term borrowings are set forth below:

	As of

	August 2006		November 2005

	Amount	Rate	Amount	Rate

	($ in millions)
Fixed rate obligations	$2,671	5.94%	$3,468	5.48%
Floating rate obligations (1)	126,660	5.56	96,539	4.31

Total	$129,331	5.57	$100,007	4.35

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

Subordinated Borrowings
       Long-term borrowings include $1.50 billion of subordinated notes as of August 2006 and $2.84 billion of junior subordinated debentures as of August 2006 and November 2005.
       Subordinated Notes. The firm issued $1.50 billion of subordinated notes in its second quarter of fiscal 2006. The firm pays interest semiannually on these notes at an annual rate of 6.45% and the notes mature on May 1, 2036. These notes are junior in right of payment to all of the firm’s senior indebtedness.
       Junior Subordinated Debentures. The firm issued $2.84 billion of junior subordinated debentures in its first quarter of fiscal 2004 to Goldman Sachs Capital Trust I (the Trust), a Delaware statutory trust created for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures issued by the firm and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of August 2006 and November 2005, the firm held all the common beneficial interests. The Trust is a wholly owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
       The firm pays interest semiannually on these debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. The firm has the right, from time to time, to defer payment of interest on the debentures, and, therefore, cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semiannual periods. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by the firm unless all dividends payable on the preferred beneficial interests have been paid in full. These notes are junior in right of payment to all of the firm’s senior indebtedness and all of the firm’s subordinated notes (described above). See Note 6 for information regarding the firm’s guarantee of the preferred beneficial interests issued by the Trust.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.	Commitments, Contingencies and Guarantees

Commitments
       Forward Secured Financings. The firm had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $53.31 billion and $49.93 billion as of August 2006 and November 2005, respectively.
       Commitments to Extend Credit. In connection with its lending activities, the firm had outstanding commitments to extend credit of $70.20 billion and $61.12 billion as of August 2006 and November 2005, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value.
       The following table summarizes the firm’s commitments to extend credit at August 2006 and November 2005:
Commitments to Extend Credit

	As of

	August	November
	2006	2005

	(in millions)
William Street program	$17,958	$14,505
Other commercial lending commitments
Investment-grade	11,901	17,592
Non-investment-grade	24,978	18,536
Warehouse financing	15,364	10,489

Total commitments to extend credit	$70,201	$61,122

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the William Street credit extension program are issued by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, and also by other subsidiaries of Group Inc. William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, was formed to raise funding to support the William Street credit extension program. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to these commitments, the firm has credit loss protection provided to it by SMFG, which is generally limited to 95% of the first loss the firm realizes on approved loan commitments, subject to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments,

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

subject to a maximum of $1.13 billion. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Other commercial lending commitments. In addition to the commitments issued under the William Street credit extension program, the firm extends other credit commitments, primarily in connection with contingent acquisition financing and other types of corporate lending. As part of its ongoing credit origination activities, the firm may reduce its credit risk on commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets to be securitized, primarily in connection with CDOs and mortgage securitizations. These financings are expected to be repaid from the proceeds of the related securitizations for which the firm may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of mortgage-backed and other asset-backed securities, residential and commercial mortgages and corporate debt instruments.
       Letters of Credit. The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $6.40 billion and $9.23 billion as of August 2006 and November 2005, respectively.
       Merchant Banking Commitments. The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt instruments in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $4.56 billion and $3.54 billion in corporate and real estate investment funds as of August 2006 and November 2005, respectively.
       Construction-Related Commitments. As of August 2006 and November 2005, the firm had construction-related commitments of $1.62 billion and $579 million, respectively, including commitments of $1.26 billion and $481 million, respectively, related to the development of wind energy projects. Construction-related commitments also include outstanding commitments of $306 million and $47 million as of August 2006 and November 2005, respectively, related to the firm’s new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion.
       Underwriting Commitments. As of August 2006, the firm had commitments to purchase $85 million of securities in connection with its underwriting activities. As of November 2005, the firm had no such commitments.
       Other. The firm had other purchase commitments of $828 million and $644 million as of August 2006 and November 2005, respectively.
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

(in millions)
Minimum rental payments
Remainder of 2006	$104
2007	575
2008	394
2009	373
2010	285
2011-thereafter	2,359

Total	$4,090

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
       The firm is contingently liable to provide guaranteed mortality benefits in connection with its insurance business. The net amount at risk, representing guaranteed mortality benefits in force under annuity contracts in excess of contract holder account balances, was $1.55 billion as of August 2006. The average attained age of contract holders was 70 years as of August 2006.

Guarantees
       The firm enters into various derivative contracts that meet the definition of a guarantee under FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such derivative contracts include credit default and total return swaps, written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. FIN No. 45 does not require disclosures about derivative contracts if such contracts may be cash settled and the firm has no basis to conclude it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank end users and certain other users. Accordingly, the firm has not included such contracts in the tables below.
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
       In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., letters of credit and other guarantees to enable clients to complete transactions and merchant banking fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.
       The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of August 2006 and November 2005:

	As of August 2006

		Maximum Payout/ Notional Amount by Period of Expiration (5)

	Carrying	Remainder	2007-	2009-	2011-
	Value	of 2006	2008	2010	Thereafter	Total

		(in millions)
Derivatives (1) (2)	$1,100	$218,807	$438,715	$329,366	$606,804	$1,593,692
Securities lending indemnifications (3)	—	16,050	—	—	—	16,050
Guarantees of trust preferred beneficial interest (4)	—	—	349	349	6,850	7,548
Other financial guarantees	36	459	497	161	170	1,287

	As of November 2005

		Maximum Payout/ Notional Amount by Period of Expiration (5)

	Carrying		2007-	2009-	2011-
	Value	2006	2008	2010	Thereafter	Total

		(in millions)
Derivatives (1) (2)	$8,217	$356,131	$244,163	$259,332	$289,459	$1,149,085
Securities lending indemnifications (3)	—	16,324	—	—	—	16,324
Guarantees of trust preferred beneficial interest (4)	—	174	349	349	6,851	7,723
Other financial guarantees	4	516	144	230	177	1,067

(1)	The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	The carrying value consists of $8.03 billion of assets and $9.13 billion of liabilities as of August 2006 and $1.91 billion of assets and $10.13 billion of liabilities as of November 2005.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $16.62 billion and $16.89 billion as of August 2006 and November 2005, respectively.

(4)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeemed the junior subordinated debentures issued to fund the Trust. See Note 5 for further information regarding the Trust.

(5)	Such amounts do not represent the anticipated losses in connection with these contracts.
       In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of August 2006 and November 2005.
       The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of August 2006 and November 2005.

Note 7.	Shareholders’ Equity
       On September 11, 2006, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per common share with respect to the firm’s third quarter of fiscal 2006 to be paid on November 20, 2006, to common shareholders of record on October 23, 2006.
       During the third quarter of fiscal 2006, the firm repurchased 3.8 million shares of its common stock at a total cost of $573 million. In the first nine months of fiscal 2006, the firm repurchased a total of 29.5 million shares of its common stock at a total cost of $4.17 billion. The average price paid per share for repurchased shares was $148.90 and $141.40 for the three and nine months ended August 2006, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, the firm cancelled 3.0 million restricted stock units with a total value of $375 million during the first nine months of fiscal 2006.
       On July 24, 2006, the firm issued an additional 20,000 shares of perpetual Floating Rate Non-Cumulative Preferred Stock, Series D.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       As of August 2006, the firm had 124,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:
Preferred Stock by Series

	Shares	Shares		Earliest	Redemption Value
Series	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)

A	30,000	50,000	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750
B	32,000	50,000	6.20% per annum	October 31, 2010	800
C	8,000	25,000	3 month LIBOR + 0.75%, with floor of 4% per annum	October 31, 2010	200
D	54,000	60,000	3 month LIBOR + 0.67%, with floor of 4% per annum	May 24, 2011	1,350

	124,000	185,000			$3,100

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
       On September 11, 2006, the Board declared a dividend per preferred share of $395.85, $387.50, $395.85 and $390.74 for Series A, Series B, Series C and Series D preferred stock, respectively, to be paid on November 10, 2006 to preferred shareholders of record on October 26, 2006.
       The following table sets forth the firm’s accumulated other comprehensive income by type:

	As of

	August	November
	2006	2005

	(in millions)
Currency translation adjustment, net of tax	$14	$(16)
Minimum pension liability adjustment, net of tax	(11)	(11)
Net gains/(losses) on cash flow hedges, net of tax	(3)	9
Net unrealized gains on available-for-sale securities, net of tax	13 (1)	18

Total accumulated other comprehensive income, net of tax	$13	$—

(1)	Consists of net unrealized losses of $4 million on available-for-sale securities held by the firm’s bank and insurance subsidiaries and net unrealized gains of $17 million on available-for-sale securities held by investees accounted for under the equity method.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Earnings Per Common Share
The computations of basic and diluted earnings per common share are set forth below:

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

	(in millions, except per share amounts)
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$1,555	$1,608	$6,294	$3,985

Denominator for basic EPS — weighted average number of common shares	449.4	473.3	452.1	484.3
Effect of dilutive securities
Restricted stock units	14.4	10.4	12.9	9.2
Stock options	13.6	10.5	14.7	11.7

Dilutive potential common shares	28.0	20.9	27.6	20.9

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	477.4	494.2	479.7	505.2

Basic EPS	$3.46	$3.40	$13.92	$8.23
Diluted EPS	3.26	3.25	13.12	7.89

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

	(in millions)
Number of antidilutive options, end of period	—	1	—	1

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill
       The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of

	August	November
	2006	2005

	(in millions)
Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	155	91
Equities (1)	2,387	2,390
Principal Investments	22	1
Asset Management and Securities Services
Asset Management (2)	421	424
Securities Services	117	117

Total	$3,227	$3,148

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
 Identifiable Intangible Assets
       The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of

		August	November
		2006	2005

		(in millions)
Customer lists (1)	Gross carrying amount	$1,034	$1,021
	Accumulated amortization	(285)	(244)

	Net carrying amount	$749	$777

Power contracts (2)	Gross carrying amount	$754	$497
	Accumulated amortization	(63)	(16)

	Net carrying amount	$691	$481

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(161)	(134)

specialist rights	Net carrying amount	$553	$580

Insurance-related	Gross carrying amount	$406	$—
assets (3)	Accumulated amortization	(24)	—

	Net carrying amount	$382	$—

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF)	Accumulated amortization	(31)	(27)

specialist rights	Net carrying amount	$107	$111

Other (4)	Gross carrying amount	$348	$312
	Accumulated amortization	(236)	(206)

	Net carrying amount	$112	$106

Total	Gross carrying amount	$3,394	$2,682
	Accumulated amortization	(800)	(627)

	Net carrying amount	$2,594	$2,055

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix Energy, Inc. and National Energy & Gas Transmission, Inc. (NEGT). Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of the firm’s secured short-term and long-term borrowings. The weighted average remaining life of these power contracts is approximately 11 years.

(3)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in fiscal 2006. DAC represents commissions paid by the firm in connection with providing reinsurance. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is six years as of the end of the third quarter.

(4)	Primarily includes technology-related and other assets related to SLK.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 12 years.
       Amortization expense associated with identifiable intangible assets was $69 million and $34 million for the three months ended August 2006 and August 2005, respectively, and $182 million and $127 million for the nine months ended August 2006 and August 2005, respectively, including amortization associated with the firm’s consolidated power generation facilities reported within “Cost of power generation” in the condensed consolidated statements of earnings.
       The estimated future amortization for existing identifiable intangible assets through 2011 is set forth below:

(in millions)
Remainder of 2006	$67
2007	234
2008	212
2009	200
2010	192
2011	184

Note 10.	Other Assets and Other Liabilities

Other Assets
       Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of

	August	November
	2006	2005

	(in millions)
Goodwill and identifiable intangible assets (1)	$5,821	$5,203
Property, leasehold improvements and equipment (2)	6,916	5,097
Equity-method investments and joint ventures	2,633	2,965
Income tax-related assets	1,811	1,304
Miscellaneous receivables and other	3,122	2,743

Total	$20,303	$17,312

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(2)	Net of accumulated depreciation and amortization of $5.04 billion and $4.62 billion for August 2006 and November 2005, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities
       Other liabilities and accrued expenses primarily includes insurance-related liabilities, compensation and benefits, minority interest in consolidated entities, litigation liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of

	August	November
	2006	2005

	(in millions)
Insurance-related liabilities (1)	$11,398	$—
Compensation and benefits	10,401	6,598
Minority interest	4,321	3,164
Income tax-related liabilities	1,339	868
Accrued expenses and other payables	3,812	3,200

Total	$31,271	$13,830

(1)	Insurance-related liabilities are set forth in the table below:

	As of

	August	November
	2006	2005

	(in millions)
Separate account liabilities	$7,798	$—
Liabilities for future benefits and unpaid claims	2,161	—
Contract holder account balances	1,165	—
Reserves for guaranteed minimum death and income benefits	274	—

Total insurance-related liabilities	$11,398	$—

Separate account liabilities are offset by separate account assets, representing segregated contract holder funds under variable annuity and variable life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm has a receivable for $1.36 billion related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and has a receivable of $799 million related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are computed in accordance with AICPA Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” and are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

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

Defined Benefit Pension Plans and Postretirement Plans
       The firm maintains a defined benefit pension plan for substantially all U.S. employees hired prior to November 1, 2003. As of November 2004, this plan has been closed to new participants and no further benefits will be accrued to existing participants. Employees of certain subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. In addition, the firm has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and their dependents covered under the U.S. benefits program.
       The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

	(in millions)
U.S. pension
Service cost	$—	$—	$—	$—
Interest cost	5	5	15	15
Expected return on plan assets	(7)	(7)	(20)	(20)
Net amortization	2	1	5	4

Total	$—	$(1)	$—	$(1)

Non-U.S. pension
Service cost	$14	$11	$42	$34
Interest cost	6	5	18	15
Expected return on plan assets	(7)	(5)	(21)	(17)
Net amortization	3	3	8	9
Other (1)	—	—	—	(17)

Total	$16	$14	$47	$24

Postretirement
Service cost	$4	$3	$12	$10
Interest cost	4	3	13	9
Net amortization	5	1	15	3

Total	$13	$7	$40	$22

(1)	Represents a benefit as a result of the termination of a Japanese pension plan.
       The firm expects to contribute a minimum of $23 million to its pension plans and $9 million to its postretirement plans in fiscal 2006.

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
       The total number of shares of common stock that may be issued under the Amended SIP through fiscal 2008 may not exceed 250 million shares and, in each fiscal year thereafter, may not exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous fiscal years but not covered by awards granted in such years. As of August 2006 and November 2005, 196.3 million and 196.6 million shares, respectively, were available for grant under the Amended SIP.

Restricted Stock Units
       The firm issued restricted stock units to employees under the Amended SIP, primarily in connection with year-end compensation and acquisitions. Of the total restricted stock units outstanding as of August 2006 and November 2005, (i) 28.3 million units and 30.1 million units, respectively, required future service as a condition to the delivery of the underlying shares of common stock and (ii) 18.9 million units and 25.0 million units, respectively, did not require future service. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain other requirements outlined in the award agreements. When delivering the underlying shares to employees, the firm generally issues new shares of common stock, as opposed to reissuing treasury shares.
       The activity related to these restricted stock units is set forth below:

			Weighted Average
			Grant-Date Fair Value
	Restricted Stock		of Restricted Stock
	Units Outstanding		Units Outstanding

	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required

Outstanding, November 2005 (1)	30,117,820	24,993,866	$112.01	$107.18
Granted (2) (3)	1,015,239	145,270	143.64	138.09
Forfeited	(649,649)	(209,085)	110.83	100.08
Delivered	—	(8,229,059)	—	91.72
Vested (3)	(2,210,062)	2,210,062	106.67	106.67

Outstanding, August 2006	28,273,348	18,911,054	$113.59	$114.16

(1)	Includes restricted stock units granted to employees during the nine-month period ended August 2006 as part of compensation for fiscal 2005.

(2)	The weighted average grant-date fair value of restricted stock units granted during the nine-month period ended August 2006 was $142.95 per unit, compared with $108.89 per unit for the same prior year period.

(3)	The aggregate fair value of awards vested during the nine-month period ended August 2006 was $333 million.

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
       The activity related to these stock options is set forth below:

				Weighted
		Weighted	Aggregate	Average
	Options	Average	Intrinsic Value	Remaining Life
	Outstanding	Exercise Price	(in millions)	(in years)

Outstanding, November 2005 (1)	64,237,687	$83.24
Granted	—	—
Exercised	(16,753,885)	77.67
Forfeited	(203,751)	98.57

Outstanding, August 2006	47,280,051	$85.15	$3,069	5.2

Exercisable, August 2006	43,329,313	81.59	2,967	4.9

(1)	Includes stock options granted to employees in the nine months ended August 2006 as part of compensation for fiscal 2005.
       The total intrinsic value of options exercised during the nine months ended August 2006 and August 2005 was $1.09 billion and $566 million, respectively.
       The following table sets forth share-based compensation and the related tax benefit:

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

	(in millions)
Share-based compensation	$239	$223	$851	$643
Cash settled share-based compensation	110	—	127	—

Total share-based compensation	349	223	978	643
Excess tax benefit related to options exercised	50	41	387	201
Excess tax benefit related to share-based compensation (1)	$60	$40	$495	$205

(1)	Represents the tax benefit, recognized in additional paid-in capital, on stock options exercised and the delivery of shares underlying vested restricted stock units.
       As of August 2006, there was $1.61 billion of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.95 years.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       The firm’s stock repurchase program is intended to maintain its total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of the firm’s common shareholders’ equity, its overall capital position, share-based awards and exercises of employee stock options, the prevailing market price of its common stock and general market conditions.

Note 13.	Affiliated Funds
       The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $2.56 billion and $1.62 billion for the nine months ended August 2006 and August 2005, respectively. As of August 2006 and November 2005, the fees receivable from these funds were $383 million and $388 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $3.48 billion and $2.17 billion as of August 2006 and November 2005, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading and custody. See Note 6 for the firm’s commitments related to these funds.

Note 14.	Regulation
       The firm is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of August 2006 and November 2005, the firm was in compliance with the CSE capital requirements.
       The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of August 2006 and November 2005, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of August 2006 and November 2005, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
       Goldman Sachs Bank USA (GS Bank), a wholly owned industrial loan corporation, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of August 2006, GS Bank was in compliance with all federal and state regulatory capital requirements. GS Bank had approximately $8 billion of interest-bearing deposits as of August 2006, which are included in “Payables to customers and counterparties” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
       The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, a regulated U.K. broker-dealer, is subject to the capital requirements of the U.K.’s Financial Services Authority. GSJCL, a Japanese regulated broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. Prior to October 1, 2006, Goldman Sachs (Japan) Ltd. (GSJL) was the primary regulated subsidiary based in Japan. As of August 2006 and November 2005, GSI, GSJCL and GSJL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of August 2006 and November 2005, these subsidiaries were in compliance with their local capital adequacy requirements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results
       Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the

		Three Months		Nine Months
		Ended August		Ended August

		2006	2005	2006	2005

			(in millions)
Investment	Net revenues	$1,288	$1,015	$4,285	$2,723
Banking	Operating expenses	940	887	3,223	2,392

	Pre-tax earnings	$348	$128	$1,062	$331

	Segment assets	$3,060	$3,048	$3,060	$3,048

Trading and Principal	Net revenues	$4,720	$5,062	$18,565	$12,258
Investments	Operating expenses	3,199	3,231	11,900	8,025

	Pre-tax earnings	$1,521	$1,831	$6,665	$4,233

	Segment assets	$547,662	$482,905	$547,662	$482,905

Asset Management and	Net revenues	$1,455	$1,208	$5,045	$3,515
Securities Services	Operating expenses	970	754	3,157	2,254

	Pre-tax earnings	$485	$454	$1,888	$1,261

	Segment assets	$247,587	$183,565	$247,587	$183,565

Total	Net revenues (1)	$7,463	$7,285	$27,895	$18,496
	Operating expenses (2)	5,101	4,880	18,320	12,702

	Pre-tax earnings (3)	$2,362	$2,405	$9,575	$5,794

	Total assets	$798,309	$669,518	$798,309	$669,518

(1)	Net revenues include net interest and cost of power generation as set forth in the table below:

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

		(in millions)
Investment Banking	$3	$17	$9	$56
Trading and Principal Investments	352	220	589	713
Asset Management and Securities Services	480	436	1,500	1,245

Total net interest and cost of power generation	$835	$673	$2,098	$2,014

(2)	Includes net provisions for a number of litigation and regulatory proceedings of $(8) million and $8 million for the three months ended August 2006 and August 2005, respectively, and $40 million and $31 million for the nine months ended August 2006 and August 2005, respectively, that have not been allocated to the firm’s segments.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

		(in millions)
Investment Banking	$26	$35	$90	$113
Trading and Principal Investments	192	139	526	417
Asset Management and Securities Services	33	36	113	108

Total depreciation and amortization	$251	$210	$729	$638

Report of Independent Registered Public Accounting Firm
To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:
       We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of August 25, 2006, the related condensed consolidated statements of earnings for the three and nine months ended August 25, 2006 and August 26, 2005, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended August 25, 2006, the condensed consolidated statements of cash flows for the nine months ended August 25, 2006 and August 26, 2005, and the condensed consolidated statements of comprehensive income for the three and nine months ended August 25, 2006 and August 26, 2005. These condensed consolidated interim financial statements are the responsibility of the Company’s management.
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
September 28, 2006

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
       Unless specifically stated otherwise, all references to August 2006 and August 2005 refer to our fiscal periods ended, or the dates, as the context requires, August 25, 2006 and August 26, 2005, respectively. All references to November 2005, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 25, 2005. All references to 2006, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, November 24, 2006.
       When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview
       Our diluted earnings per common share were $3.26, annualized return on average tangible common shareholders’ equity (1) was 24.9% and annualized return on average common shareholders’ equity was 20.9% for the third quarter of 2006. Excluding incremental non-cash expenses of $133 million related to the accounting for certain share-based awards under SFAS No. 123-R (2), diluted earnings per common share were $3.45 (2), annualized return on average tangible common shareholders’ equity (1) was 26.5% (2) and annualized return on average common shareholders’ equity was 22.2% (2) for the third quarter of 2006. Diluted earnings per common share for the third quarter of 2005 were $3.25.
       Our third quarter results reflected solid performances in each of our three segments. Net revenues in Investment Banking increased compared with the third quarter of 2005, reflecting significantly higher net revenues in Underwriting, as both debt and equity underwriting results improved, as well as higher net revenues in Financial Advisory, reflecting increased client activity. Our investment banking backlog was essentially unchanged during the quarter (3). Strong net revenue growth in our Asset Management and Securities Services businesses primarily reflected significantly higher management and other fees as well as continued strength in our prime brokerage business. Assets under management increased significantly from a year ago, including net asset inflows of $30 billion during the quarter. Net revenues in Trading and Principal Investments were lower than a particularly strong third quarter of 2005. Net revenues in Principal Investments decreased reflecting a smaller gain related to our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG) as well as lower net revenues from our other principal investments. In addition, net revenues in Equities were lower than the same prior year period, while net revenues in Fixed Income, Currency and Commodities (FICC) were higher than a strong third quarter of 2005. During the quarter, Equities operated in a less favorable environment as equity prices lacked direction and customer-driven activity declined from the first half of the year. In addition, although FICC performed well, the business operated in a less favorable environment, as customer-driven activity declined from the first half of the year and volatility levels were generally low.
       Our diluted earnings per common share were $13.12 for the nine months ended August 2006 compared with $7.89 for the same period last year. Annualized return on average tangible common shareholders’ equity (1) was 35.6% and annualized return on average common shareholders’ equity was 29.6%. Excluding incremental non-cash expenses of $508 million related to the accounting for certain share-based awards under SFAS No. 123-R (2), diluted earnings per common share were $13.83 (2), annualized return on average tangible common shareholders’ equity (1) was 37.6% (2) and annualized return on average common shareholders’ equity was 31.4% (2) for the nine months ended August 2006. Our results for the first nine months of 2006 reflected strong net revenue growth in each of our three segments as compared with the same period last year.
       During the first nine months of 2006, each of our segments achieved record results reflecting generally favorable market conditions and strong customer activity. Trading and Principal Investments results reflected significantly higher net revenues in FICC and Equities and a strong performance in Principal Investments. Net revenues in FICC reflected particularly strong results across all major businesses, and net revenues in Equities reflected significant growth in our customer franchise business, while results in principal strategies, although strong, were lower than the same prior year period. In our trading businesses, we saw generally favorable trading and investing opportunities for our clients and ourselves, and consequently increased our market risk in the first half of the year. However, as the environment became more challenging during the third quarter of 2006, our market risk declined, reflecting fewer opportunities in the markets. In Investment Banking, net revenues reflected strong growth in Underwriting and Financial Advisory as industry-wide volumes across equity underwriting and mergers and acquisitions were significantly ahead of the same prior year period and debt underwriting volumes remained at high levels. In Asset Management and Securities

Services, revenue growth was driven by record assets under management and significantly higher incentive fees, as well as significantly higher global customer balances in Securities Services.
       We continued to focus on managing our capital base, with the goal of optimizing our returns while, at the same time, growing our businesses. During the third quarter of 2006, we repurchased 3.8 million shares of our common stock at a total cost of $573 million. In the first nine months of 2006, we repurchased 29.5 million shares of our common stock at a total cost of $4.17 billion. On September 11, 2006, the Board of Directors of Goldman Sachs authorized the repurchase of an additional 60.0 million shares of common stock pursuant to the existing repurchase program. With respect to the regulatory environment, financial services firms continued to be under intense scrutiny, with the volume and amount of claims against financial institutions and other related costs remaining significant. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high.
       Though our operating results were very strong in the first nine months of 2006, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

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

The following tables set forth a reconciliation of diluted earnings per common share, common shareholders’ equity and net earnings applicable to common shareholders as reported, to these items excluding the impact of the continued amortization of prior year share-based awards granted to retirement-eligible employees:

	Three Months	Nine Months
	Ended	Ended
	August 2006	August 2006

Diluted earnings per common share	$3.26	$13.12
Impact of the continued amortization of prior year share-based awards, net of tax	0.19	0.71

Diluted earnings per common share, excluding the impact of the continued amortization of prior year share-based awards	$3.45	$13.83

	Average for the

	Three Months	Nine Months
	Ended	Ended
	August 2006	August 2006

	(in millions)
Total shareholders’ equity	$32,618	$30,498
Preferred stock	(2,850)	(2,190)

Common shareholders’ equity	29,768	28,308
Impact of the continued amortization of prior year share-based awards, net of tax	(147)	(98)

Common shareholders’ equity, excluding the impact of the continued amortization of prior year share-based awards	29,621	28,210
Goodwill and identifiable intangible assets, excluding power contracts and insurance-related intangible assets (see footnote 1 above)	(4,745)	(4,709)

Tangible common shareholders’ equity (see footnote 1 above), excluding the impact of the continued amortization of prior year share-based awards	$24,876	$23,501

	Three Months	Nine Months
	Ended	Ended
	August 2006	August 2006

	(in millions)
Net earnings applicable to common shareholders	$1,555	$6,294
Impact of the continued amortization of prior year share-based awards, net of tax	90	340

Net earnings applicable to common shareholders, excluding the impact of the continued amortization of prior year share-based awards	$1,645	$6,634

(3)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment
       Global economic conditions remained generally favorable during our third quarter of fiscal 2006, although economic growth in the U.S. and, to a lesser extent, in Europe, slowed from the first half of the year. Business and consumer confidence remained generally high across the major economies, although consumer confidence appeared to decline toward the end of our third fiscal quarter, particularly in the U.S. Concerns over inflationary pressures in the U.S. early in the fiscal quarter subsided toward the end of the quarter. In the equity markets, global equity prices lacked direction and generally ended only slightly above or below levels at the beginning of our fiscal quarter. In the fixed income markets, yield curves in both the U.S. and Europe flattened and corporate credit spreads remained narrow. Investment banking activity levels decreased during the fiscal quarter, as evidenced by lower industry-wide announced and completed mergers and acquisitions and equity underwritings.
       In the U.S., economic growth continued to slow from stronger levels seen in the beginning of the fiscal year, as consumer spending continued to decline, reflecting the effects of higher interest rates, high energy prices and the decline in the housing market. Unemployment remained at low levels, although it increased slightly during the fiscal quarter. While concerns over inflationary pressures near the end of our second fiscal quarter continued into June, growth in measures of core inflation subsided in July and August. The U.S. Federal Reserve raised its federal funds target rate by 25 basis points to 5.25% in June, its 17th consecutive increase, but held the target rate steady during its August meeting. Long-term bond yields fell, with the 10-year U.S. Treasury note yield ending the quarter down 27 basis points at 4.78%. In the equity markets, the S&P 500 Index and the Dow Jones Industrial Average ended the quarter essentially unchanged, while the NASDAQ Composite Index fell by 3%.
       In Europe, economic growth moderated slightly during our third fiscal quarter, but remained solid, with increasing industrial and construction activity, particularly in Germany. The modest decrease in economic growth was evident in surveys of business activity, which declined slightly during the quarter, but remained at high levels. In addition, consumer confidence remained at high levels, as private consumption and employment both increased during the quarter. The European Central Bank increased its main refinancing operations rate by 50 basis points during the fiscal quarter to 3.0%, its highest level in nearly five years. In the U.K., although financial conditions became less accommodative, the economy showed continued modest growth. The Bank of England raised its official bank rate by 25 basis points to 4.75%, its first change since August 2005. European equity markets ended the quarter modestly higher, while long-term yields remained essentially unchanged.
       In Japan, real gross domestic product growth softened during our third fiscal quarter, reflecting a slowdown in domestic demand, although growth in exports remained solid. Unemployment levels remained low and wages increased moderately. During the quarter, the Bank of Japan ended its five year zero interest rate policy and set the target overnight call rate at 0.25%. Despite a sharp decline early in the fiscal quarter, the Nikkei 225 Index ended the fiscal quarter essentially unchanged. In China, economic growth remained solid, driven by strength in both exports and domestic demand. The People’s Bank of China increased the one-year benchmark lending rate by 27 basis points to 6.12%. Elsewhere in Asia, growth in exports and domestic demand softened, but remained steady. Equity markets ended our fiscal quarter higher in Hong Kong, essentially unchanged in South Korea and China, and lower in Taiwan.

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
       In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments, as set forth in the following table:
Financial Instruments by Category
(in millions)

	As of August 2006		As of November 2005

		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Cash trading instruments	$233,985 (1)	$96,291	$210,042	$89,735
Derivative contracts	60,181	57,196	58,532	57,829
Principal investments	11,371 (2)	3,070 (3)	6,526 (2)	1,507 (3)

Total	$305,537	$156,557	$275,100	$149,071

(1)	Includes securities held by our bank and insurance subsidiaries which are accounted for as “available-for-sale” (AFS) under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table sets forth the types of AFS securities and their maturity profile:

	Under			Over
	One Year	1-5 Years	6-10 Years	10 Years	Total

	(in millions)
Mortgage-backed and other federal agency securities	$826	$794	$146	$7	$1,773
Investment-grade corporate bonds	50	564	66	52	732
Collateralized debt obligations	7	645	20	—	672
Other investment-grade debt securities	42	8	58	111	219

Total	$925	$2,011	$290	$170	$3,396

(2)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated merchant banking funds) of $3.64 billion and $1.93 billion as of August 2006 and November 2005, respectively.

(3)	Represents an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. For a further discussion of our investment in SMFG, see “— Principal Investments” below.

       Cash Trading Instruments. The following table sets forth the valuation of our cash trading instruments by level of price transparency:
Cash Trading Instruments by Price Transparency
(in millions)

	As of August 2006		As of November 2005

		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$219,785	$96,176	$198,233	$89,565
Little or no price transparency	14,200	115	11,809	170

Total	$233,985	$96,291	$210,042	$89,735

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

       Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:
Derivative Assets and Liabilities
(in millions)

	As of August 2006				As of November 2005

	Assets		Liabilities		Assets		Liabilities

Exchange-traded derivatives	$11,735		$10,681		$10,869		$9,083
OTC derivatives	48,446		46,515		47,663		48,746

Total	$60,181	(1)	$57,196	(2)	$58,532	(1)	$57,829	(2)

(1)	Net of cash received pursuant to credit support agreements of $22.24 billion and $22.61 billion as of August 2006 and November 2005, respectively.

(2)	Net of cash paid pursuant to credit support agreements of $17.27 billion and $16.10 billion as of August 2006 and November 2005, respectively.

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
       Where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions, we value the contract at the transaction price at inception and, consequently, record no day one gain or loss in accordance with Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.” Following day one, we adjust the inputs to our valuation models only to the extent that changes in these inputs can be verified by similar market transactions, third-party pricing services and/or broker quotes, or can be derived from other substantive evidence such as empirical market data. In circumstances where we cannot verify the model to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See “— Recent Accounting Developments” below for a discussion of the impact of SFAS No. 157 on EITF Issue No. 02-3.
       The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:
OTC Derivatives
(in millions)

	As of August 2006

Assets	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$2,455	$341	$5,926	$3,427	$6,119	$18,268
Currencies	4,014	565	2,503	1,191	1,079	9,352
Commodities	4,195	1,561	7,302	1,344	141	14,543
Equities	1,612	790	930	2,091	860	6,283

Total	$12,276	$3,257	$16,661	$8,053	$8,199	$48,446

Liabilities	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$3,155	$764	$5,194	$3,324	$4,321	$16,758
Currencies	4,146	1,148	2,744	420	617	9,075
Commodities	3,087	779	4,548	1,932	96	10,442
Equities	3,748	2,047	1,955	2,135	355	10,240

Total	$14,136	$4,738	$14,441	$7,811	$5,389	$46,515

	As of November 2005

Assets	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,898	$467	$4,634	$5,310	$5,221	$17,530
Currencies	5,825	1,031	1,843	919	1,046	10,664
Commodities	3,772	1,369	8,130	1,374	120	14,765
Equities	1,168	1,171	832	1,403	130	4,704

Total	$12,663	$4,038	$15,439	$9,006	$6,517	$47,663

Liabilities	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates	$1,956	$590	$5,327	$3,142	$4,970	$15,985
Currencies	6,295	575	3,978	436	924	12,208
Commodities	3,852	2,080	5,904	1,865	162	13,863
Equities	1,308	1,068	2,079	1,993	242	6,690

Total	$13,411	$4,313	$17,288	$7,436	$6,298	$48,746

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
       Principal Investments. The following table sets forth the carrying value of our corporate and real estate principal investments in private companies (excluding our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC)), in public companies (excluding our investment in the convertible preferred stock of SMFG) and our investments in SMFG and ICBC:
Principal Investments
(in millions)

	As of August 2006			As of November 2005

	Corporate	Real Estate	Total	Corporate	Real Estate	Total

Private	$2,359	$616	$2,975	$1,538	$716	$2,254
Public	848	5	853	185	29	214

Subtotal (1)	3,207	621	3,828	1,723	745	2,468
SMFG convertible preferred stock (2) (3)	4,938	—	4,938	4,058	—	4,058
ICBC ordinary shares (4)	2,605	—	2,605	—	—	—

Total	$10,750	$621	$11,371	$5,781	$745	$6,526

(1)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated merchant banking funds) of $3.64 billion and $1.93 billion as of August 2006 and November 2005, respectively.

(2)	The fair value of our Japanese yen-denominated investment in the convertible preferred stock of SMFG includes the effect of foreign exchange revaluation. We mitigate our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar carrying value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(3)	Excludes an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. The fair value of this hedge was $3.07 billion and $1.51 billion as of August 2006 and November 2005, respectively, and is reflected in “Financial instruments sold, but not yet purchased, at fair value” in the condensed consolidated statements of financial condition. For a further discussion of the restrictions on our ability to hedge or sell the common stock underlying our investment in SMFG, see below.

(4)	Includes economic interests of $1.65 billion as of August 2006 assumed by investment funds managed by Goldman Sachs. The fair value of our Chinese renminbi-denominated investment in the ordinary shares of ICBC includes the effect of foreign exchange revaluation.

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

       Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and the downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. As a result of transfer restrictions and the downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price is nonlinear. During the third quarter, the fair value of our investment (excluding the economic hedge on the unrestricted shares of common stock) increased 11% (expressed in Japanese yen), primarily reflecting an increase in the SMFG common stock price and, to a lesser extent, the impact of passage of time in respect of the transfer restrictions on the underlying common stock.
       Our investment in the convertible preferred stock of SMFG is generally nontransferable, but is freely convertible into SMFG common stock. Restrictions on our ability to hedge or sell two-thirds of the common stock underlying our investment in SMFG lapsed in equal installments on February 7, 2005 and March 9, 2006. As of the date of this filing, we have fully hedged the first one-third installment of the unrestricted shares and have hedged a majority of the second one-third installment of the unrestricted shares. Restrictions on our ability to hedge or sell the remaining one-third installment lapse on February 7, 2007. As of the date of this filing, the conversion price of our SMFG preferred stock into shares of SMFG common stock was ¥319,700. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,400).
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
       The following table sets forth the carrying value of our goodwill by operating segment:
Goodwill by Operating Segment
(in millions)

	As of

	August	November
	2006	2005

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	155	91
Equities (1)	2,387	2,390
Principal Investments	22	1
Asset Management and Securities Services
Asset Management (2)	421	424
Securities Services	117	117

Total	$3,227	$3,148

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

       The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:
Identifiable Intangible Assets by Asset Class
($ in millions)

	As of August 2006		As of November 2005

		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$749	5 - 19	$777
Power contracts (2)	691	2 - 22	481
New York Stock Exchange (NYSE) specialist rights	553	16 (5)	580
Insurance-related assets (3)	382	6	—
Exchange-traded fund (ETF) specialist rights	107	21	111
Other (4)	112	1 - 8	106

Total	$2,594		$2,055

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix and NEGT. Substantially all of these power contracts have been pledged as collateral to counterparties in connection with certain of our secured short-term and long-term borrowings.

(3)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in fiscal 2006. DAC represents commissions paid in connection with providing reinsurance. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The six year useful life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend approximately 30 years).

(4)	Primarily includes technology-related and other assets related to SLK.

(5)	During the first quarter of 2006, we reduced the estimated useful lives of our NYSE specialist rights from 22-24 years to 16 years. This change was due to higher than expected attrition in acquired NYSE specialist rights, primarily from mergers and delistings.

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
       A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. We generally target compensation and benefits at 50% (plus or minus a few percentage points) of consolidated net revenues. During the first nine months of 2006, our ratio of compensation and benefits to net revenues was 49.8%. Excluding the $508 million impact of the continued amortization of prior year share-based awards under SFAS No. 123-R, our ratio of compensation and benefits to net revenues was 48.0% (1).
       We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, and in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended May 26, 2006 and February 24, 2006 and in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

(1)	Our ratio of compensation and benefits to net revenues, excluding the impact of the continued amortization of prior year share-based awards, is computed by dividing compensation and benefits, excluding the impact of the continued amortization of prior year share-based awards, by net revenues. We believe that presenting the ratio of compensation and benefits to net revenues excluding the impact of the continued amortization of prior year share-based awards granted to retirement-eligible employees increases the comparability of period-to-period operating results and allows for a more meaningful representation of the relationship of current period compensation to net revenues. The following table sets forth the reconciliation of the ratio of compensation and benefits to net revenues, as reported, to the ratio of compensation and benefits to net revenues excluding the impact of the continued amortization of prior year share-based awards:

	Three Months	Nine Months	Six Months
	Ended	Ended	Ended
	August 2006	August 2006	May 2006

	($ in millions)
Compensation and benefits	$3,510	$13,897	$10,387
Impact of the continued amortization of prior year share-based awards	(133)	(508)	(375)

Compensation and benefits, excluding the impact of the continued amortization of prior year share-based awards	$3,377	$13,389	$10,012

Net revenues	$7,463	$27,895	$20,432
Ratio of compensation and benefits to net revenues, excluding the impact of the continued amortization of prior year share-based awards	45.2%	48.0%	49.0%

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
Financial Overview
       The following table sets forth an overview of our financial results:
Financial Overview
($ in millions, except per share amounts)

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

Net revenues	$7,463	$7,285	$27,895	$18,496
Pre-tax earnings	2,362	2,405	9,575	5,794
Net earnings	1,594	1,617	6,385	3,994
Net earnings applicable to common shareholders	1,555	1,608	6,294	3,985
Diluted earnings per common share	3.26	3.25	13.12	7.89
Annualized return on average common shareholders’ equity (1)	20.9%	25.1%	29.6%	20.7%
Annualized return on average tangible common shareholders’ equity (2)	24.9%	30.7%	35.6%	25.3%

(1)	Annualized return on average common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts and insurance-related intangible assets. Insurance-related intangible assets consist of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in fiscal 2006. DAC represents commissions paid in connection with providing reinsurance. In fiscal 2006, we amended our calculation of tangible common shareholders’ equity. We no longer deduct identifiable intangible assets associated with power contracts and insurance-related assets from common shareholders’ equity, in each case because, unlike other intangible assets, we do not hold material amounts of common shareholders’ equity to support these assets. Prior periods have been restated to conform to the current period presentation.

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

The following table sets forth a reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

	(in millions)
Total shareholders’ equity	$32,618	$26,405	$30,498	$26,100
Preferred stock	(2,850)	(750)	(2,190)	(375)

Common shareholders’ equity	29,768	$25,655	28,308	$25,725
Goodwill and identifiable intangible assets, excluding power contracts and insurance-related intangible assets	(4,745)	(4,709)	(4,709)	(4,746)

Tangible common shareholders’ equity	$25,023	$20,946	$23,599	$20,979

Net Revenues
       Three Months Ended August 2006 versus August 2005. Our net revenues were $7.46 billion for the third quarter of 2006, an increase of 2% compared with the third quarter of 2005, reflecting significantly higher net revenues in Investment Banking and Asset Management and Securities Services, partially offset by lower net revenues in Trading and Principal Investments. The increase in Investment Banking reflected significantly higher net revenues in Underwriting, as both debt and equity underwriting results improved, as well as higher net revenues in Financial Advisory, reflecting increased client activity. Strong net revenue growth in our Asset Management and Securities Services businesses primarily reflected significantly higher management and other fees as well as continued strength in our prime brokerage business. Assets under management increased significantly from a year ago, including net asset inflows of $30 billion during the quarter. Net revenues in Trading and Principal Investments were lower than a particularly strong third quarter of 2005. Net revenues in Principal Investments decreased reflecting a smaller gain related to our investment in the convertible preferred stock of SMFG as well as lower net revenues from our other principal investments. In addition, net revenues in Equities were lower than the same prior year period, while net revenues in FICC were higher than a strong third quarter of 2005. During the quarter, Equities operated in a less favorable environment as equity prices lacked direction and customer-driven activity declined from the first half of the year. In addition, although FICC performed well, the business operated in a less favorable environment, as customer-driven activity declined from the first half of the year and volatility levels were generally low.
       Nine Months Ended August 2006 versus August 2005. Our net revenues were $27.90 billion for the first nine months of 2006, an increase of 51% compared with the same period last year, reflecting strong net revenue growth in each of our three segments. Trading and Principal Investments results reflected significantly higher net revenues in FICC and Equities and a strong performance in Principal Investments. Net revenues in FICC reflected particularly strong results across all major businesses, and net revenues in Equities reflected significant growth in our customer franchise business, while results in principal strategies, although strong, were lower than the same prior year period. In our trading businesses, we saw generally favorable trading and investing opportunities for our clients and ourselves, and consequently increased our market risk in the first half of the year. However, as the environment became more challenging during the third quarter of 2006, our market risk declined, reflecting fewer opportunities in the markets. In Investment Banking, net revenues reflected strong growth in Underwriting and Financial Advisory as industry-wide volumes across equity underwriting and mergers and acquisitions were significantly ahead of the same prior year period and debt underwriting volumes remained at high levels. In Asset Management and Securities Services, revenue growth was driven by record assets under management and significantly higher incentive fees, as well as significantly higher global customer balances in Securities Services.

Operating Expenses
       Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses, with our overall compensation and benefits expenses generally targeted at 50% (plus or minus a few percentage points) of consolidated net revenues. In addition to the level of net revenues, our compensation expense in any given year is influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. During the first nine months of 2006, our ratio of compensation and benefits to net revenues was 49.8%. Excluding the $508 million impact of the continued amortization under SFAS No. 123-R of prior year share-based awards granted to retirement-eligible employees, for the first nine months of 2006, our ratio of compensation and benefits to net revenues was 48.0%, down from 49.0% for the first six months of 2006. This lower compensation ratio reflects our strong net revenues in 2006 as well as greater visibility into expected compensation levels as year end approaches. See “— Use of Estimates” above for more information on our ratio of compensation and benefits to net revenues.
       The following table sets forth our operating expenses and number of employees:
Operating Expenses and Employees
($ in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

Compensation and benefits (1)	$3,510	$3,642	$13,897	$9,248
Brokerage, clearing and exchange fees	454	271	1,208	797
Market development	117	92	338	268
Communications and technology	141	124	396	365
Depreciation and amortization	126	125	378	371
Amortization of identifiable intangible assets	50	31	128	93
Occupancy	221	200	613	534
Professional fees	135	117	367	322
Other expenses	347	278	995	704

Total non-compensation expenses	1,591	1,238	4,423	3,454

Total operating expenses	$5,101	$4,880	$18,320	$12,702

Employees at period end (1) (2)	25,647	23,195

(1)	Excludes 9,901 and 7,308 employees as of August 2006 and August 2005, respectively, of consolidated entities held for investment purposes. Compensation and benefits includes $83 million and $52 million for the three months ended August 2006 and August 2005, respectively, and $196 million and $77 million for the nine months ended August 2006 and August 2005, respectively, attributable to these consolidated entities. Consolidated entities held for investment purposes includes entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Includes 1,281 employees as of August 2006 of Goldman Sachs’ consolidated property management and loan servicing subsidiaries. August 2005 has been restated to conform to the current presentation and includes 1,163 employees.

       The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:
Non-Compensation Expenses
(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

Non-compensation expenses of consolidated investments (1)	$153	$100	$371	$164
Non-compensation expenses excluding consolidated investments
Brokerage, clearing and exchange fees	454	271	1,208	797
Market development	108	86	313	258
Communications and technology	139	122	391	363
Depreciation and amortization	103	114	325	354
Amortization of identifiable intangible assets	48	31	126	93
Occupancy	188	186	528	508
Professional fees	132	114	358	318
Other expenses	266	214	803	599

Subtotal	1,438	1,138	4,052	3,290

Total non-compensation expenses, as reported	$1,591	$1,238	$4,423	$3,454

(1)	Consolidated entities held for investment purposes includes entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as golf courses and hotels in Asia, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

       Three Months Ended August 2006 versus August 2005. Operating expenses of $5.10 billion increased 5% compared with the third quarter of 2005. Compensation and benefits expenses of $3.51 billion decreased 4% compared with the third quarter of 2005. The ratio of compensation and benefits to net revenues for the third quarter of 2006 was 47.0% compared with 50.0% for the third quarter of 2005. Excluding the $133 million impact of the continued amortization of prior year share-based awards under SFAS No. 123-R, the ratio of compensation and benefits to net revenues was 45.2% for the third quarter of 2006 compared with 50.0% for the third quarter of 2005. Employment levels increased 7% during the third quarter of 2006. See “— Use of Estimates” above for more information on our ratio of compensation and benefits to net revenues.
       In the first quarter of 2006, we adopted SFAS No. 123-R, which requires that share-based awards granted to retirement-eligible employees, including those subject to non-compete agreements, be expensed in the year of grant. In addition to expensing current year awards, prior year awards must continue to be amortized over the relevant service period. Therefore, our compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both amortization of prior year awards and new awards granted to retirement-eligible employees for services rendered in fiscal 2006. The majority of the expense related to the continued amortization of prior year awards will be recognized in fiscal 2006. The estimated annual expense for fiscal 2006 is approximately $650 million of which $133 million was recognized in the third quarter of 2006.

       Non-compensation expenses were $1.59 billion, 29% higher than the third quarter of 2005. Excluding consolidated entities held for investment purposes, non-compensation expenses were 26% higher than the third quarter of 2005. More than one-half of this increase was attributable to higher brokerage, clearing and exchange fees, primarily in Equities. Other expenses were higher primarily due to costs related to our insurance business, which was acquired in fiscal 2006.
       Nine Months Ended August 2006 versus August 2005. Operating expenses of $18.32 billion for the first nine months of 2006 increased 44% compared with the first nine months of 2005. Compensation and benefits expenses of $13.90 billion increased 50% compared with the first nine months of 2005, reflecting higher net revenues. The ratio of compensation and benefits to net revenues for the first nine months of 2006 was 49.8% compared with 50.0% for the same period last year. Excluding the $508 million impact of the continued amortization of prior year share-based awards under SFAS No. 123-R, the ratio of compensation and benefits to net revenues was 48.0% for the first nine months of 2006 compared with 50.0% for the first nine months of 2005. Employment levels increased 9% during the first nine months of 2006. See “— Use of Estimates” above for more information on our ratio of compensation and benefits to net revenues.
       Non-compensation expenses were $4.42 billion, 28% higher than the first nine months of 2005. Excluding consolidated entities held for investment purposes, non-compensation expenses were 23% higher than the first nine months of 2005. More than one-half of this increase was attributable to higher brokerage, clearing and exchange fees, primarily in Equities. Other expenses were higher primarily due to costs related to our insurance business, which was acquired in fiscal 2006.

Provision for Taxes
       The provision for taxes for the three and nine months ended August 2006 was $768 million and $3.19 billion, respectively. The effective income tax rate was 33.3% for the first nine months of 2006, down from 33.6% for the first six months of 2006 and up from 32.0% for fiscal year 2005. The increase in the effective tax rate for the first nine months of 2006 compared with fiscal year 2005 was primarily due to the impact of audit settlements in 2005 and lower estimated tax credits in 2006.

Segment Operating Results
       The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:
Segment Operating Results
(in millions)

		Three Months		Nine Months
		Ended August		Ended August

		2006	2005	2006	2005

Investment	Net revenues	$1,288	$1,015	$4,285	$2,723
Banking	Operating expenses	940	887	3,223	2,392

	Pre-tax earnings	$348	$128	$1,062	$331

Trading and Principal	Net revenues	$4,720	$5,062	$18,565	$12,258
Investments	Operating expenses	3,199	3,231	11,900	8,025

	Pre-tax earnings	$1,521	$1,831	$6,665	$4,233

Asset Management and	Net revenues	$1,455	$1,208	$5,045	$3,515
Securities Services	Operating expenses	970	754	3,157	2,254

	Pre-tax earnings	$485	$454	$1,888	$1,261

Total	Net revenues	$7,463	$7,285	$27,895	$18,496
	Operating expenses (1)	5,101	4,880	18,320	12,702

	Pre-tax earnings	$2,362	$2,405	$9,575	$5,794

(1)	Includes net provisions for a number of litigation and regulatory proceedings of $(8) million and $8 million for the three months ended August 2006 and August 2005, respectively, and $40 million and $31 million for the nine months ended August 2006 and August 2005, respectively, that have not been allocated to our segments.

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

Investment Banking
       Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of equity, equity-related and debt instruments.

       The following table sets forth the operating results of our Investment Banking segment:
Investment Banking Operating Results
(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

Financial Advisory	$609	$559	$1,953	$1,359

Equity underwriting	270	199	1,035	499
Debt underwriting	409	257	1,297	865

Total Underwriting	679	456	2,332	1,364

Total net revenues	1,288	1,015	4,285	2,723
Operating expenses	940	887	3,223	2,392

Pre-tax earnings	$348	$128	$1,062	$331

       The following table sets forth our financial advisory and underwriting transaction volumes:
Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

Announced mergers and acquisitions	$184	$142	$883	$522
Completed mergers and acquisitions	151	192	633	416
Equity and equity-related offerings (2)	8	14	51	34
Debt offerings (3)	68	67	225	206

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings and convertible offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.
       Three Months Ended August 2006 versus August 2005. Net revenues in Investment Banking of $1.29 billion for the third quarter of 2006 increased 27% compared with the third quarter of 2005. Net revenues in Financial Advisory of $609 million increased 9% compared with the third quarter of 2005, reflecting increased client activity. Net revenues in our Underwriting business of $679 million increased 49% compared with the third quarter of 2005. Net revenues were significantly higher in debt underwriting, primarily due to an increase in leveraged finance activity, and in equity underwriting. Our investment banking backlog was essentially unchanged during the quarter (1).
       Operating expenses of $940 million for the third quarter of 2006 increased 6% compared with the third quarter of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings were $348 million compared with $128 million in the third quarter of 2005.

(1)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

       Nine Months Ended August 2006 versus August 2005. Net revenues in Investment Banking of $4.29 billion for the first nine months of 2006 increased 57% compared with the same period last year, reflecting growth across all regions. Net revenues in Financial Advisory of $1.95 billion increased 44% compared with the same period last year, primarily reflecting an increase in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $2.33 billion increased 71% compared with the first nine months of 2005. Net revenues were significantly higher in equity underwriting, primarily reflecting an increase in industry-wide equity and equity-related offerings, and in debt underwriting, primarily due to an increase in leveraged finance activity.
       Operating expenses of $3.22 billion for the nine months ended August 2006 increased 35% compared with the same period last year, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings were $1.06 billion compared with $331 million in the same period last year.

Trading and Principal Investments
       Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-backed securities and loans, currencies and commodities, structure and enter into a wide variety of derivative transactions and engage in proprietary trading and investing.

•	Equities. We make markets in, trade and act as a specialist for equities and equity-related products, structure and enter into equity derivative transactions, engage in proprietary trading and enter into insurance transactions. We also execute and clear client transactions on major stock, options and futures exchanges worldwide.

•	Principal Investments. We generate net revenues from our corporate and real estate merchant banking investments, including the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments exceeds certain threshold returns (merchant banking overrides), as well as gains or losses related to our investment in the convertible preferred stock of SMFG.
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
The following table sets forth the operating results of our Trading and Principal Investments segment:
Trading and Principal Investments Operating Results
(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

FICC	$2,739	$2,626	$10,795	$6,634

Equities trading	707	872	3,730	2,073
Equities commissions	844	721	2,622	2,175

Total Equities	1,551	1,593	6,352	4,248

SMFG	261	498	605	752

Gross gains	269	249	1,003	583
Gross losses	(135)	(44)	(389)	(123)

Net other corporate and real estate investments	134	205	614	460
Overrides	35	140	199	164

Total Principal Investments	430	843	1,418	1,376

Total net revenues	4,720	5,062	18,565	12,258
Operating expenses	3,199	3,231	11,900	8,025

Pre-tax earnings	$1,521	$1,831	$6,665	$4,233

       Three Months Ended August 2006 versus August 2005. Net revenues in Trading and Principal Investments of $4.72 billion for the third quarter of 2006 decreased 7% compared with the third quarter of 2005. Net revenues in FICC of $2.74 billion increased 4% compared with a strong third quarter of 2005, reflecting higher net revenues in commodities and mortgages, partially offset by lower net revenues in currencies. In addition, net revenues in credit products were strong, but lower compared with the third quarter of 2005, while net revenues in interest rate products were essentially unchanged. Although FICC performed well, the business operated in a less favorable environment, as customer-driven activity declined from the first half of the year and volatility levels were generally low. Net revenues in Equities of $1.55 billion decreased 3% compared with the third quarter of 2005, primarily reflecting significantly lower net revenues in principal strategies and, to a lesser extent, shares. These declines were partially offset by higher net revenues in derivatives and the contribution from our insurance business, which was acquired in fiscal 2006. During the quarter, Equities operated in an environment in which equity prices lacked direction, and customer-driven activity declined from the first half of the year. Principal Investments recorded net revenues of $430 million, reflecting a $261 million gain related to our investment in the convertible preferred stock of SMFG and $169 million in gains and overrides from other principal investments.
       Operating expenses of $3.20 billion for the third quarter of 2006 decreased slightly compared with the third quarter of 2005, primarily due to decreased compensation and benefits expenses resulting from a lower accrual of discretionary compensation. This decrease was partially offset by an increase in non-compensation expenses. Excluding consolidated entities held for investment purposes, the increase in non-compensation expenses was primarily due to higher brokerage, clearing and exchange fees, principally in Equities. Other expenses were also higher, primarily due to costs related to the insurance business, which was acquired in fiscal 2006. Pre-tax earnings of $1.52 billion decreased 17% compared with the third quarter of 2005.
       Nine Months Ended August 2006 versus August 2005. Net revenues in Trading and Principal Investments of $18.57 billion for the first nine months of 2006 increased 51% compared with the same period last year. Net revenues in FICC of $10.80 billion increased 63% compared with the first nine months of 2005, reflecting strong performances across all major businesses. During the first nine months of 2006, FICC operated in a generally favorable environment, although conditions became more challenging in the third quarter as customer-driven activity declined and volatility levels were low. Net revenues in Equities of $6.35 billion increased 50% compared with the same period last year, primarily reflecting significantly higher net revenues in derivatives and shares and the contribution from our insurance business, which was acquired in fiscal 2006, partially offset by lower net revenues in principal strategies. Although Equities operated in an environment characterized by strong customer-driven activity and generally higher equity prices during the first half of 2006, following more challenging conditions in May, equity markets generally lacked direction and customer-driven activity declined during our third quarter. Principal Investments recorded net revenues of $1.42 billion, reflecting a $605 million gain related to our investment in the convertible preferred stock of SMFG and $813 million in gains and overrides from other principal investments.
       Operating expenses of $11.90 billion for the nine months ended August 2006 increased 48% compared with the nine months ended August 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Excluding consolidated entities held for investment purposes, non-compensation expenses increased primarily due to higher brokerage, clearing and exchange fees, principally in Equities. In addition, other expenses increased primarily due to costs related to the insurance business, which was acquired in fiscal 2006. Pre-tax earnings of $6.67 billion increased 57% compared with the same period last year.
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

       The following table sets forth the operating results of our Asset Management and Securities Services segment:
Asset Management and Securities Services Operating Results
(in millions)

	Three Months		Nine Months
	Ended August		Ended August

	2006	2005	2006	2005

Management and other fees	$822	$672	$2,422	$1,947
Incentive fees	96	59	939	222

Total Asset Management	918	731	3,361	2,169
Securities Services	537	477	1,684	1,346

Total net revenues	1,455	1,208	5,045	3,515
Operating expenses	970	754	3,157	2,254

Pre-tax earnings	$485	$454	$1,888	$1,261

       Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month end.
       The following table sets forth our assets under management by asset class:
Assets Under Management by Asset Class (1)
(in billions)

	As of

	August 31,		November 30,

	2006	2005	2005	2004

Alternative investments (2)	$139	$107	$110	$95
Equity	193	159	167	133
Fixed income	186	156	154	134

Total non-money market assets	518	422	431	362
Money markets	111	98	101	90

Total assets under management	$629	$520	$532	$452

(1)	In the first quarter of fiscal 2006, the methodology for classifying certain non-money market assets was changed. The changes were primarily to reclassify certain assets allocated to external investment managers out of alternative investment assets and to reclassify currency funds into alternative investment assets. The changes did not impact total assets under management and prior periods have been restated to conform to the current period presentation.

(2)	Primarily includes private equity funds, hedge funds, real estate funds, currency funds and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:
Changes in Assets Under Management
(in billions)

	Three Months			Nine Months
	Ended August 31,			Ended August 31,

	2006		2005	2006		2005

Balance, beginning of period	$593		$490	$532		$452

Net asset inflows/(outflows)
Alternative investments	13		2	26		9
Equity	4		10	12		21
Fixed income	10		6	22		17

Total non-money market net asset inflows/(outflows)	27		18	60		47
Money markets	3	(1)	—	10	(1)	8

Total net asset inflows/(outflows)	30		18	70	(2)	55

Net market appreciation/(depreciation)	6		12	27		13

Balance, end of period	$629		$520	$629		$520

(1)	Includes the transfer of $8 billion of money market assets under management to interest-bearing deposits at Goldman Sachs Bank USA, a wholly owned subsidiary of Goldman Sachs. These deposits are not included in assets under management.

(2)	Includes $3 billion of net asset inflows in connection with the December 30, 2005 acquisition of the variable annuity and variable life insurance business of The Hanover Insurance Group, Inc.

       Three Months Ended August 2006 versus August 2005. Net revenues in Asset Management and Securities Services of $1.46 billion for the third quarter of 2006 increased 20% compared with the third quarter of 2005. Asset Management net revenues of $918 million increased 26% compared with the third quarter of 2005. The increase was primarily driven by significantly higher management and other fees, principally due to growth in assets under management. During the quarter, assets under management increased 6% to a record $629 billion, reflecting non-money market net asset inflows of $27 billion, principally in alternative investment and fixed income assets, money market net asset inflows of $3 billion (1) and market appreciation of $6 billion, primarily in equity and fixed income assets. Securities Services net revenues of $537 million increased 13% compared with the third quarter of 2005, as our prime brokerage business continued to generate strong results, primarily reflecting significantly higher global customer balances in securities lending and margin lending.
       Operating expenses of $970 million for the third quarter of 2006 increased 29% compared with the third quarter of 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings of $485 million increased 7% compared with the third quarter of 2005.
       Nine Months Ended August 2006 versus August 2005. Net revenues in Asset Management and Securities Services of $5.05 billion for the first nine months of 2006 increased 44% compared with the same period last year. Asset Management net revenues of $3.36 billion increased 55% compared with the first nine months of 2005, reflecting significantly higher incentive fees and a 24% increase in management and other fees. Incentive fees were $939 million for the first nine months of 2006 compared with $222 million for the same period last year. During the first nine months of 2006, assets under management increased 18% to $629 billion, reflecting non-money market net asset inflows of $60 billion, primarily in alternative investment and fixed income assets, money market net asset inflows of $10 billion (1) and market appreciation of $27 billion, primarily in equity and fixed income assets. Securities Services net revenues of $1.68 billion increased 25% compared with the same period last year, as our prime brokerage business generated strong results, primarily reflecting significantly higher global customer balances in securities lending and margin lending.
       Operating expenses of $3.16 billion for the nine months ended 2006 increased 40% compared with the nine months ended August 2005, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings of $1.89 billion increased 50% compared with the same period last year.
Capital and Funding
Capital
       The amount of capital we hold is principally determined by regulatory capital requirements, rating agency guidelines, subsidiary capital requirements and our overall risk profile, which is largely driven by the size and composition of our trading and investing positions. Goldman Sachs’ total capital (total shareholders’ equity and long-term borrowings) increased 27% to $162.82 billion as of August 2006 compared with $128.01 billion as of November 2005. See “— Liquidity Risk — Cash Flows” below for a discussion of how we deployed capital raised as part of our financing activities.
       The increase in total capital resulted primarily from an increase in long-term borrowings to $129.33 billion as of August 2006 from $100.01 billion as of November 2005. The weighted average maturity of our long-term borrowings as of August 2006 was approximately seven years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.
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

(1)	Includes the transfer of $8 billion of money market assets under management to interest-bearing deposits at Goldman Sachs Bank USA, a wholly owned subsidiary of Goldman Sachs. These deposits are not included in assets under management.

       Total shareholders’ equity increased by 20% to $33.49 billion (common equity of $30.39 billion and preferred stock of $3.10 billion) as of August 2006 from $28.00 billion as of November 2005. On July 24, 2006, Goldman Sachs issued an additional 20,000 shares of perpetual Floating Rate Non-Cumulative Preferred Stock, Series D. As of August 2006, Goldman Sachs had 124,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:
Preferred Stock by Series

	Shares	Shares		Earliest	Redemption Value
Series	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)

A	30,000	50,000	3 month LIBOR + 0.75%,	April 25, 2010	$750
			with floor of 3.75% per annum
B	32,000	50,000	6.20% per annum	October 31, 2010	800
C	8,000	25,000	3 month LIBOR + 0.75%,	October 31, 2010	200
			with floor of 4% per annum
D	54,000	60,000	3 month LIBOR + 0.67%,	May 24, 2011	1,350
			with floor of 4% per annum

	124,000	185,000			$3,100

       Each share of preferred stock has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at our option at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, our common stock is subject to certain restrictions in the event that we fail to pay or set aside full dividends on our preferred stock for the latest completed dividend period. All preferred stock also has a preference over our common stock upon liquidation.
       Our common stock repurchase program is intended to maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, share-based awards and exercises of employee stock options, the prevailing market price of our common stock and general market conditions.
       During the third quarter of fiscal 2006, we repurchased 3.8 million shares of our common stock at a total cost of $573 million. In the first nine months of fiscal 2006, we repurchased a total of 29.5 million shares of our common stock at a total cost of $4.17 billion. The average price paid per share for repurchased shares was $148.90 and $141.40 for the three and nine months ended August 2006, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of shares underlying restricted stock units, we cancelled 3.0 million restricted stock units with a total value of $375 million during the first nine months of fiscal 2006. As of August 2006, we were authorized to repurchase up to 13.3 million additional shares of common stock pursuant to our repurchase program. On September 11, 2006, the Board of Directors of Goldman Sachs authorized the repurchase of an additional 60.0 million shares of common stock pursuant to the existing common stock repurchase program. As of September 11, 2006, the remaining share authorization under our existing common stock repurchase program, including the newly authorized amount, was 73.3 million shares. For additional information on our repurchase program, see “Unregistered Sales of Equity Securities and Use of Proceeds” included in Part II, Item 2 of this Quarterly Report on Form 10-Q.

       The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of

	August		November
	2006		2005

	($ in millions, except per
	share amounts)
Total assets	$798,309		$706,804
Adjusted assets (1)	523,465		466,500
Total shareholders’ equity	33,493		28,002
Tangible equity capital (2)	31,495		26,030
Leverage ratio (3)	23.8	x	25.2	x
Adjusted leverage ratio (4)	16.6	x	17.9	x
Debt to equity ratio (5)	3.9	x	3.6	x

Common shareholders’ equity	30,393		26,252
Tangible common shareholders’ equity (6)	25,645		21,530

Book value per common share (7)	$67.87		$57.02
Tangible book value per common share (8)	57.27		46.76

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities borrowed and financial instruments purchased under agreements to resell, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts and insurance-related intangible assets. In fiscal 2006, we amended our calculation of adjusted assets. We no longer deduct identifiable intangible assets associated with power contracts and insurance-related assets. We do not deduct these assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio. Prior periods have been restated to conform to the current period presentation.
                 The following table sets forth a reconciliation of total assets to adjusted assets:

		As of

		August	November
		2006	2005

		(in millions)
Total assets		$798,309	$706,804
Deduct:	Securities borrowed	(210,190)	(191,800)
	Financial instruments purchased under agreements to resell	(82,958)	(83,619)

Add:	Financial instruments sold, but not yet purchased, at fair value	156,557	149,071
	Less derivative liabilities	(57,196)	(57,829)

	Subtotal	99,361	91,242

Deduct:	Cash and securities segregated for regulatory and other purposes	(76,309)	(51,405)
	Goodwill and identifiable intangible assets, excluding power contracts and insurance-related intangible assets	(4,748)	(4,722)

Adjusted assets		$523,465	$466,500

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to a trust less goodwill and identifiable intangible assets, excluding power contracts and insurance-related intangible assets. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure. In fiscal 2006, we amended our calculation of tangible equity capital. We no longer deduct identifiable intangible assets associated with power contracts and insurance-related assets from total shareholders’ equity, in each case because, unlike other intangible assets, we do not hold material amounts of common shareholders’ equity to support these assets. Prior periods have been restated to conform to the current period presentation.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of

		August	November
		2006	2005

		(in millions)
Total shareholders’ equity		$33,493	$28,002
Add:	Junior subordinated debt issued to a trust	2,750	2,750
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts and insurance-related intangible assets	(4,748)	(4,722)

Tangible equity capital		$31,495	$26,030

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts and insurance-related intangible assets. In fiscal 2006, we amended our calculation of tangible common shareholders’ equity. We no longer deduct identifiable intangible assets associated with power contracts and insurance-related assets from common shareholders’ equity, in each case because, unlike other intangible assets, we do not hold material amounts of common shareholders’ equity to support these assets. Prior periods have been restated to conform to the current period presentation.

The following table sets forth a reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of

		August	November
		2006	2005

		(in millions)
Total shareholders’ equity		$33,493	$28,002
Deduct:	Preferred stock	(3,100)	(1,750)

Common shareholders’ equity		30,393	26,252
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts and insurance-related intangible assets	(4,748)	(4,722)

Tangible common shareholders’ equity		$25,645	$21,530

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 447.8 million as of August 2006 and 460.4 million as of November 2005.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Consolidated Supervised Entity
       Goldman Sachs is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of August 2006 and November 2005, Goldman Sachs was in compliance with the CSE capital requirements. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our regulated subsidiaries.

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
       The following table sets forth our short-term borrowings:
Short-Term Borrowings
(in millions)

	As of

	August	November
	2006	2005

Promissory notes	$18,277	$17,339
Commercial paper	2,437	5,154
Secured debt, bank loans and other	35,586	15,975
Current portion of secured and unsecured long-term borrowings	16,364	16,751

Total (1)	$72,664	$55,219

(1)	Short-term borrowings as of August 2006 include $8.38 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”

       Our liquidity depends to an important degree on our ability to refinance these borrowings on a continuous basis. Investors who hold our outstanding promissory notes (short-term unsecured debt that is nontransferable and in which Goldman Sachs does not make a market) and commercial paper have no obligation to purchase new instruments when the outstanding instruments mature.
       The following table sets forth our secured and unsecured short-term borrowings:

	As of

	August	November
	2006	2005

	(in millions)
Secured short-term borrowings	$18,850	$7,972
Unsecured short-term borrowings	53,814	47,247

Total short-term borrowings	$72,664	$55,219

       A large portion of our secured short-term borrowings are similar in nature to our other collateralized financing sources such as financial instruments sold under agreements to repurchase. These secured short-term borrowings provide Goldman Sachs with a more stable source of liquidity than unsecured short-term borrowings, as they are less sensitive to changes in our credit ratings due to underlying collateral. Our unsecured short-term borrowings include extendible debt if the earliest maturity occurs within one year of our financial statement date. Extendible debt is debt that allows the holder the right to extend the maturity date at predetermined periods during the contractual life of the instrument. These borrowings can be, and in the past generally have been, extended. See “— Liquidity Risk” below for a discussion of the principal liquidity policies we have in place to manage the liquidity risk associated with our short-term borrowings. For a discussion of factors that could impair our ability to access the capital markets, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our short-term borrowings.
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
       The following table sets forth our unsecured credit ratings as of August 2006:

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

       As of August 2006, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $531 million would have been required in the event of a one-notch reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of further reductions in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. For a further discussion of our excess liquidity policies, see “— Liquidity Risk — Excess Liquidity — Maintenance of a Pool of Highly Liquid Securities” below.

Contractual Obligations and Commitments
       Goldman Sachs has contractual obligations to make future payments under long-term debt, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.
       The following table sets forth our contractual obligations by fiscal maturity date as of August 2006:
Contractual Obligations
(in millions)

	Remainder	2007-	2009-	2011-
	of 2006	2008	2010	Thereafter	Total

Long-term borrowings (1) (2) (3)	$—	$20,218	$27,840	$81,273	$129,331
Minimum rental payments	104	969	658	2,359	4,090
Purchase obligations (4)	998	1,380	47	22	2,447

(1)	Long-term borrowings maturing within one year of our financial statement date and certain long-term borrowings that are redeemable within one year of our financial statement date at the option of the holder are included as short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Long-term borrowings that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Long-term borrowings as of August 2006 include $5.51 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155.

(4)	Primarily includes construction-related obligations.

       As of August 2006, our long-term borrowings were $129.33 billion and consisted principally of senior borrowings with maturities extending to 2036. These long-term borrowings consisted of $19.55 billion in secured long-term borrowings and $109.78 billion in unsecured long-term borrowings. As of August 2006, long-term borrowings included nonrecourse debt of $16.41 billion, consisting of $6.23 billion issued by William Street Funding Corporation (a wholly owned subsidiary of Group Inc. formed to raise funding to support loan commitments to investment-grade clients made by another wholly owned William Street entity), and $10.18 billion issued by other consolidated entities, of which $1.10 billion was related to our power generation facilities. Nonrecourse debt is debt that only the issuing subsidiary or, if applicable, a subsidiary guaranteeing the debt is obligated to repay. See Note 5 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our long-term borrowings.

       The following table sets forth our quarterly long-term borrowings maturity profile through the third fiscal quarter of 2012:
Long-Term Borrowings Maturity Profile
($ in millions)

(1)	Our long-term borrowings include extendible debt if the earliest maturity is one year or greater from our financial statement date. Extendible debt is categorized in the maturity profile at the earliest possible maturity even though the debt can be, and in the past generally has been, extended.

       As of August 2006, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $4.09 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our leases.
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
       As of August 2006 and November 2005, we had construction-related obligations of $1.62 billion and $579 million, respectively, including purchase obligations of $1.26 billion and $481 million, respectively, related to the development of wind energy projects. Construction-related obligations also include outstanding purchase obligations of $306 million and $47 million as of August 2006 and November 2005, respectively, related to our new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion.
       As of August 2006, we had commitments to enter into forward secured financing transactions, including certain repurchase and resale agreements and secured borrowing and lending arrangements, of $53.31 billion.
       The following table sets forth our commitments as of August 2006:
Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration

	Remainder	2007-	2009-	2011-
	of 2006	2008	2010	Thereafter	Total

Commitments to extend credit
William Street program	$383	$2,378	$6,551	$8,646	$17,958
Other commercial lending:
Investment-grade	974	3,948	2,030	4,949	11,901
Non-investment-grade	524	4,049	1,916	18,489	24,978
Warehouse financing	4,886	10,302	176	—	15,364

Total commitments to extend credit	6,767	20,677	10,673	32,084	70,201
Commitments under letters of credit issued by banks to counterparties	2,592	3,779	2	31	6,404
Merchant banking commitments	4	38	3,719	796	4,557
Underwriting commitments	49	36	—	—	85

Total	$9,412	$24,530	$14,394	$32,911	$81,247

       Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments to extend credit of $70.20 billion as of August 2006 compared with $61.12 billion as of November 2005. Since these commitments may expire unused, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments outside the William Street credit extension program are generally extended in connection with contingent acquisition financing and other types of corporate lending. We may reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.
       With respect to the William Street credit extension program, substantially all of the commitments extended are to investment-grade corporate borrowers. With respect to these commitments, we have credit loss protection provided to us by SMFG, which is generally limited to 95% of the first loss we realize on approved loan commitments, subject to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of the second loss on such commitments, subject to a maximum of $1.13 billion. We also use other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.
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

       The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Three Months	Fiscal Year
	Ended	Ended
	August 2006	November 2005

	(in millions)
U.S. dollar-denominated	$47,196	$35,310
Non-U.S. dollar-denominated	10,504	11,029

Total Global Core Excess	$57,700	$46,339

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

loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset-by-asset. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $141.11 billion, $124.56 billion and $125.36 billion in the third quarter of 2006, second quarter of 2006 and in the fiscal year 2005, respectively.
 Asset-Liability Management
       Asset Quality and Balance Sheet Composition. We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. We utilize aged inventory limits for certain financial instruments as a disincentive to our businesses to hold inventory over longer periods of time. We believe that these limits provide a complementary mechanism for ensuring appropriate balance sheet liquidity in addition to our standard position limits. In addition, we periodically reduce the size of certain parts of our balance sheet to comply with period end limits set by management. Because of these periodic reductions and certain other factors including seasonal activity, market conventions and periodic market opportunities in certain of our businesses that result in larger positions during the middle of our reporting periods, our balance sheet fluctuates between financial statement dates and is lower at fiscal period end than would be observed on an average basis. Over the last six quarters, our total assets and adjusted assets at quarter end each would have been, on average, 5% lower than amounts that would have been observed based on a weekly average over that period. These differences, however, have not resulted in material changes to our credit risk, market risk or liquidity position because they are generally in highly liquid assets that are typically financed on a secured basis.
       Certain financial instruments may be more difficult to fund on a secured basis during times of market stress and, accordingly, we generally hold higher levels of capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of

	August	November
	2006	2005

	(in millions)
Mortgage whole loans and collateralized debt obligations (1)	$36,507	$31,459
Bank loans (2)	27,254	13,843
High-yield securities	8,318	8,822
Emerging market debt securities	2,285	1,789
SMFG convertible preferred stock	4,938	4,058
ICBC ordinary shares (3)	2,605	—
Other corporate principal investments (4)	3,207	1,723
Real estate principal investments (4)	621	745

(1)	Includes certain mortgage-backed interests held in QSPEs. See Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding our securitization activities.

(2)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(3)	Includes economic interests of $1.65 billion as of August 2006 assumed by investment funds managed by Goldman Sachs.

(4)	Excludes assets for which Goldman Sachs is not at risk (e.g., assets related to consolidated merchant banking funds) of $3.64 billion and $1.93 billion as of August 2006 and November 2005, respectively.
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
       Our total capital of $162.82 billion and $128.01 billion as of August 2006 and November 2005, respectively, exceeded the aggregate of these requirements.
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
       Substantially all of our unsecured debt is issued without provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.

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
       Equity investments in subsidiaries are generally funded with parent company equity capital. As of August 2006, Group Inc.’s equity investment in subsidiaries was $29.99 billion compared with its total shareholders’ equity of $33.49 billion.
       Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of August 2006, Group Inc. had $17.48 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $22.08 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.44 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $2.61 billion invested in Goldman Sachs (Japan) Ltd., a regulated broker-dealer based in Tokyo. Group Inc. also had $52.84 billion of unsubordinated loans to these entities as of August 2006, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.
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
       Nine Months Ended August 2006. Our cash and cash equivalents decreased by $198 million to $10.06 billion as of August 2006. We raised $44.73 billion in net cash from financing activities, primarily in long-term debt, in light of the favorable debt financing environment, partially offset by common stock repurchases. We used net cash of $44.93 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for ourselves and our clients.
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
       SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of fiscal 2006, we recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123-R as of the first day of our 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to our results of operations for that quarter.
       SFAS No. 123-R requires the immediate expensing of share-based awards granted to retirement-eligible employees, including awards subject to non-compete agreements. Share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, our compensation and benefits expenses in fiscal 2006 (and, to a lesser extent, in fiscal 2007 and fiscal 2008) will include both the amortization (and acceleration) of awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R as well as the full grant-date fair value of new awards granted to such employees under SFAS No. 123-R. The estimated annual non-cash expense in fiscal 2006 associated with the continued amortization of share-based awards granted to retirement-eligible employees prior to the adoption of SFAS No. 123-R is approximately $650 million, of which $133 million and $508 million were recognized in the three and nine months ended August 2006, respectively.
       In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. Goldman Sachs, as the general partner of numerous merchant banking and asset management partnerships, is required to adopt the provisions of EITF Issue No. 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of fiscal 2007 for partnerships formed on or before June 29, 2005 that have not been modified. We generally expect to provide limited partners in these funds with rights to remove Goldman Sachs as the general partner or to terminate the partnerships and, therefore, do not expect that EITF Issue No. 04-5 will have a material effect on our financial condition, results of operations or cash flows.
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
       Effective for the first quarter of fiscal 2006, we adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Goldman Sachs acquires residential mortgage servicing rights in connection with its mortgage securitization activities and has elected under SFAS No. 156 to account for these servicing rights at fair value. Adoption did not have a material effect on our financial condition, results of operations or cash flows.
       In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46-R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46-R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46-R by requiring an analysis of the purpose for which an entity was created and the variability that the entity was designed to create. This FSP must be applied prospectively to all entities with which a reporting enterprise first becomes involved and to all entities previously required to be analyzed under FIN No. 46-R when a reconsideration event has occurred. As permitted, we early adopted FSP FIN No. 46-R-6 in the third quarter of fiscal 2006. Adoption did not have a material effect on our financial condition, results of operations or cash flows.
       In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We expect to adopt the provisions of FIN No. 48 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact of adopting FIN No. 48 on our financial condition, results of operations and cash flows.
       In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability, in an orderly transaction between market participants. SFAS No. 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts (and hybrid instruments measured at fair value under SFAS No. 133 as modified by SFAS No. 155) where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS No. 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, SFAS No. 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of SFAS No. 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS No. 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value, and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating whether we will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our financial condition, results of operations and cash flows.
       In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. We will adopt SFAS No. 158 as of the end of fiscal 2007. We do not expect that the adoption of SFAS No. 158 will have a material effect on our financial condition, results of operations or cash flows.

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

       The following table sets forth the daily VaR:
Daily VaR (1)
(in millions)

	Average for the

	Three Months		Nine Months				Three Months
	Ended		Ended		As of		Ended
							August 2006
	August	August	August	August	August	May
	2006	2005	2006	2005	2006	2006	High	Low

Risk Categories
Interest rates	$55	$38	$48	$34	$48	$49	$68	$47
Equity prices	61	40	71	32	61	82	79	49
Currency rates	21	19	23	18	17	28	32	15
Commodity prices	31	25	31	26	29	31	38	27
Diversification effect (2)	(76)	(46)	(74)	(43)	(62)	(82)

Total	$92	$76	$99	$67	$93	$108	108	80

(1)	Beginning in the first quarter of 2006, we excluded from our calculation certain equity positions generally due to their transfer restrictions or illiquidity. The effect of excluding these positions was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these positions, see “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

       The following chart presents our daily VaR during the last four quarters:
Daily VaR
($ in millions)

Trading Net Revenues Distribution
       Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended August 2006:
Daily Trading Net Revenues
($ in millions)

       As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the quarter ended August 2006.

Other Market Risk Measures
       Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). The market risk related to our investment in the convertible preferred stock of SMFG is measured by estimating the potential reduction in net revenues associated with a 10% decline in the SMFG common stock price. The market risk related to the remaining positions is measured by estimating the potential reduction in net revenues associated with a 10% decline in asset values.
       The sensitivity analyses for equity and debt positions in our trading portfolio and equity, debt (primarily mezzanine instruments) and real estate positions in our non-trading portfolio are measured by the impact of a decline in the asset values (including the impact of leverage in the underlying investments for real estate positions in our non-trading portfolio) of such positions. The fair values of the underlying positions may be sensitive to changes in a number of factors, including, but not limited to, the financial performance of the companies or properties relative to budgets or projections, the projected timing and amount of future cash flows, discount rates, trends within sectors and/or regions, underlying business models and equity prices.
       The sensitivity analysis of our investment in the convertible preferred stock of SMFG, net of the economic hedge on the unrestricted shares of common stock underlying a portion of our investment, is measured by the impact of a decline in the SMFG common stock price. This sensitivity should not be extrapolated to other movements in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price is nonlinear.

       The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of such events occurring, these measures have not been aggregated:

		Amount	Amount
		As of	As of
Asset Categories	10% Sensitivity Measure	August 2006	May 2006

		(in millions)
Trading Risk
Equity	Underlying asset value	$307	$224
Debt	Underlying asset value	718	705
Non-trading Risk
SMFG	SMFG common stock price	193	231
Other Equity	Underlying asset value	403	373
Debt	Underlying asset value	142	96
Real Estate	Underlying asset value	243	201

       The increase in market risk in the third quarter of 2006 for equity positions in our trading portfolio was due to an increase in the fair value of the portfolio as well as new investments. The increase in market risk in the third quarter of 2006 for debt positions in our trading portfolio and equity, debt and real estate positions in our non-trading portfolio was primarily due to new investments.
       The decrease in market risk in the third quarter of 2006 for SMFG was primarily due to the impact of additional hedging with respect to the second one-third installment of unrestricted shares underlying our investment, partially offset by the impact of an increase in the SMFG common stock price and the passage of time in respect of the transfer restrictions on the underlying common stock.

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

       The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of August 2006, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents.
Over-the-Counter Derivative Credit Exposure
($ in millions)

			Exposure	Percentage of
		Collateral	Net of	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral

AAA/ Aaa	$5,108	$430	$4,678	13%
AA/ Aa2	10,009	2,006	8,003	23
A/ A2	13,167	3,720	9,447	27
BBB/ Baa2	9,494	3,167	6,327	18
BB/ Ba2 or lower	8,989	3,286	5,703	16
Unrated	1,679	539	1,140	3

Total	$48,446	$13,148	$35,298	100%

(1)	Net of cash received pursuant to credit support agreements of $22.24 billion.

       The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:
Exposure Net of Collateral
(in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/ Aaa	$765	$108	$1,547	$1,007	$1,251	$4,678
AA/ Aa2	2,454	353	2,091	1,982	1,123	8,003
A/ A2	2,578	1,134	2,818	944	1,973	9,447
BBB/ Baa2	1,757	613	2,526	274	1,157	6,327
BB/ Ba2 or lower	1,956	377	2,303	726	341	5,703
Unrated	677	142	163	61	97	1,140

Total	$10,187	$2,727	$11,448	$4,994	$5,942	$35,298

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates	$2,246	$240	$4,032	$2,335	$4,010	$12,863
Currencies	3,213	496	2,115	947	1,055	7,826
Commodities	3,496	1,356	4,829	652	137	10,470
Equities	1,232	635	472	1,060	740	4,139

Total	$10,187	$2,727	$11,448	$4,994	$5,942	$35,298

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

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
       The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended November 25, 2005, as updated by our Quarterly Reports on Form 10-Q for the quarters ended February 24, 2006 and May 26, 2006.
Iridium Securities Litigation
       By a decision dated September 15, 2006, the federal district court denied the underwriter defendants’ motion for summary judgment as to claims under Section 11 of the Securities Act of 1933, but granted summary judgment dismissing claims under Section 12(2) of the Securities Act against Goldman, Sachs & Co. and all but one of the other underwriter defendants.
Research Independence Matters
       On July 7, 2006, defendants moved to dismiss the second amended complaint in the action relating to research coverage of Exodus Communications, Inc.
       In the lawsuit alleging that The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Henry M. Paulson, Jr. violated the federal securities laws in connection with the firm’s research activities, the district court, in a decision dated September 29, 2006, granted Mr. Paulson’s motion to dismiss with leave to replead but otherwise denied the motion.
Exodus Securities Litigation
       In the class action relating to certain securities offerings by Exodus Communications, Inc., by a decision dated August 14, 2006 the district court denied the motion to intervene by two proposed new plaintiffs and entered judgment dismissing the action. On August 30, 2006, the proposed new plaintiffs moved to vacate the judgment.
Refco Securities Litigation
       In the action brought on behalf of customers that held securities custodied with certain Refco Inc. affiliates, Goldman, Sachs & Co. and other underwriters of Refco’s initial public offering were not included as defendants in the amended complaint filed on September 5, 2006.
Fannie Mae Litigation
       Goldman, Sachs & Co. has been added as a defendant in amended complaints filed on August 14, 2006 and September 1, 2006, respectively, in a purported class action and a separate shareholder derivative action pending in the U.S. District Court for the District of Columbia, which generally arise from allegations concerning Fannie Mae’s accounting practices. The complaints’ allegations relating to Goldman, Sachs & Co. assert violations of the federal securities laws and common law in connection with certain Fannie Mae-sponsored REMIC transactions that were allegedly arranged by Goldman, Sachs & Co. The other defendants include Fannie Mae, certain of its past and present officers and directors, accountants and other financial services firms.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
       The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended August 25, 2006.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (2)	Programs (2)

Month #1	97,600	$151.06	97,600	17,090,884
(May 27, 2006 to June 30, 2006) (1)
Month #2	2,243,900	$146.89	2,243,900	14,846,984
(July 1, 2006 to July 28, 2006)
Month #3	1,505,600	$151.75	1,505,600	13,341,384
(July 29, 2006 to August 25, 2006) (1)

Total (1)	3,847,100	$148.90	3,847,100

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through the date of the earnings release for such quarter.

(2)	On March 21, 2000, we announced that our Board of Directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 220 million shares by resolutions of our Board of Directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005 and September 11, 2006. The repurchase program is intended to maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, share-based awards and exercises of employee stock options, the prevailing market price of our common stock and general market conditions. The total remaining authorization under the repurchase program was 68,960,284 shares as of September 22, 2006; the repurchase program has no set expiration or termination date.

Item 6:	Exhibits

Exhibits:

10.1	Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors.
10.2	Form of Goldman, Sachs & Co. Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights.
12.1	Statement re: Computation of ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURES
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar

Name: David A. Viniar
Title: Chief Financial Officer

By:	/s/ Sarah E. Smith

Name: Sarah E. Smith
Title: Principal Accounting Officer
Date: October 3, 2006