Form 10-K
period 2006-11-24
GOLDMAN SACHS GROUP INC/
filed 2007-02-06
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 24, 2006	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

85 Broad Street New York, N.Y. (Address of principal executive offices)	10004 (Zip Code)
(212) 902-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share, and attached Shareholder Protection Rights	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange

Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange

Medium-Term Notes, Series B, 0.25% Exchangeable Notes due 2007; Index-Linked Notes due 2013; Index-Linked Notes due April 2013; Index-Linked Notes due May 2013; Index-Linked Notes due July 2010; and Index-Linked Notes due 2011
American Stock Exchange

Medium-Term Notes, Series B, 7.35% Notes due 2009; 7.80% Notes due 2010; Floating Rate Notes due 2008; and Floating Rate Notes due 2011	New York Stock Exchange
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
Yes    ☐         No    ☒
         As of May 26, 2006 the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $63.3 billion.
         As of January 26, 2007 there were 411,359,918 shares of the registrant’s common stock outstanding.
         Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on March 27, 2007 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL Year Ended NOVEMBER 24, 2006

PART I

Item 1.	Business
Introduction
       Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As of November 24, 2006, we operated offices in over 25 countries and approximately 42% of our 26,467 employees were based outside the United States.
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
       All references to 2006, 2005 and 2004 refer to our fiscal years ended, or the dates, as the context requires, November 24, 2006, November 25, 2005, and November 26, 2004, respectively.
       When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries. References herein to the Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 24, 2006.
       Financial information concerning our business segments and geographic regions for each of 2006, 2005 and 2004 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7, 7A and 8 of the Annual Report on Form 10-K.
       Our Internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/our_firm/investor_relations/. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.
       Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 85 Broad Street, 17th Floor, New York, New York 10004, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995
       We have included or incorporated by reference in the Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our liquidity policies, statements about trends in or growth opportunities for our businesses and statements about our investment banking transaction backlog, in Part II, Item 7 of the Annual Report on Form 10-K. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K.
       In the case of statements about our investment banking transaction backlog, such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval.

Segment Operating Results
(in millions)

		Year Ended November

		2006	2005	2004

Investment Banking	Net revenues	$5,629	$3,671	$3,374
	Operating expenses	4,062	3,258	2,973

	Pre-tax earnings	$1,567	$413	$401

Trading and Principal	Net revenues (1)	$25,562	$16,818	$13,728
Investments	Operating expenses (1)	14,962	10,600	8,688

	Pre-tax earnings	$10,600	$6,218	$5,040

Asset Management and	Net revenues	$6,474	$4,749	$3,849
Securities Services	Operating expenses	4,036	3,070	2,430

	Pre-tax earnings	$2,438	$1,679	$1,419

Total	Net revenues (1)	$37,665	$25,238	$20,951
	Operating expenses (1)(2)	23,105	16,965	14,275

	Pre-tax earnings	$14,560	$8,273	$6,676

(1)	Beginning in the fourth quarter of 2006, “Cost of power generation” in the consolidated statements of earnings was reclassified to operating expenses. “Cost of power generation” was previously reported as a reduction to revenues. Prior periods have been reclassified to conform to the current presentation, with no impact to our reported pre-tax earnings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Financial Overview — Operating Expenses — Operating Expenses and Employees” in Part II, Item 7 of the Annual Report on Form 10-K for further discussion of the effect of this reclassification.

(2)	Includes the following expenses that have not been allocated to our segments: (i) net provisions for a number of litigation and regulatory proceedings of $45 million, $37 million and $103 million for the years ended November 2006, November 2005 and November 2004, respectively; (ii) $62 million in connection with the establishment of our joint venture in China for the year ended November 2004; and (iii) the amortization of employee initial public offering awards, net of forfeitures, of $19 million for the year ended November 2004.

(1) Includes a net provision of $45 million for a number of litigation and regulatory proceedings, which has not been allocated to our segments.

Business Segments
       The primary products and activities of our business segments are set forth in the following chart:

Business Segment/Component	Primary Products and Activities

Investment Banking:

Financial Advisory	• Mergers and acquisitions advisory services
• Financial restructuring advisory services

Underwriting	• Equity and debt underwriting

Trading and Principal Investments:

Fixed Income, Currency and Commodities	• Commodities and commodity derivatives, including power generation activities
• Credit products, including trading and investing in credit derivatives, investment-grade corporate securities, high-yield securities, bank and secured loans, municipal securities, emerging market and distressed debt, public and private equity securities and real estate
• Currencies and currency derivatives
• Interest rate products, including interest rate derivatives, global government securities and money market instruments, including matched book positions
• Mortgage-related securities and loan products and other asset-backed instruments

Equities	• Equity securities and derivatives
• Securities, futures and options clearing services
• Specialist and market-making activities in equity securities and options
• Insurance activities

Principal Investments	• Principal investments in connection with merchant banking activities
• Investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc.
• Investment in the ordinary shares of Industrial and Commercial Bank of China Limited

Asset Management and Securities Services:

Asset Management	• Asset management, advisory services and investment products (primarily through separate accounts and funds) across all major asset classes, including money markets, fixed income, equities and alternative investments (including hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies), for institutional and individual investors (including high-net-worth clients, as well as retail clients through third-party channels)
• Management of merchant banking funds

Securities Services	• Prime brokerage
• Financing services
• Securities lending

Investment Banking
       Investment Banking represented 15% of 2006 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.
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

Underwriting
       Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments, including common and preferred stock, convertible and exchangeable securities, investment-grade debt, high-yield debt, sovereign and emerging market debt, municipal debt, bank loans, asset-backed securities and real estate-related securities, such as mortgage-related securities and the securities of real estate investment trusts.
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
       Debt Underwriting. We engage in the underwriting and origination of various types of debt instruments, including investment-grade debt securities, high-yield debt securities, bank and bridge loans and emerging market debt securities, which instruments may be issued by, among others, corporate, sovereign and agency issuers. In addition, we underwrite and originate structured securities, which include mortgage-related securities and other asset-backed securities and collateralized debt obligations.
Trading and Principal Investments
       Trading and Principal Investments represented 68% of 2006 net revenues. Trading and Principal Investments facilitates client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals and takes proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. In addition, we engage in specialist and market-making activities on equities and options exchanges, and we clear client transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investing activities, we make principal investments directly and through funds that we raise and manage.
       To meet the needs of our clients, Trading and Principal Investments is diversified across a wide range of products. We believe our willingness and ability to take risk to facilitate client transactions distinguishes us from many of our competitors and substantially enhances our client relationships.
       Our Trading and Principal Investments segment is divided into three components: Fixed Income, Currency and Commodities; Equities; and Principal Investments.

Fixed Income, Currency and Commodities and Equities
       Fixed Income, Currency and Commodities (FICC) and Equities are large and diversified operations through which we engage in a variety of customer-driven and proprietary trading and investing activities.
       In our customer-driven businesses, FICC and Equities strive to deliver high-quality service by offering broad market-making and market knowledge to our clients on a global basis. In addition, we use our expertise to take positions in markets, by committing capital and taking risk, to facilitate client transactions and to provide liquidity. Our willingness to make markets, commit capital and take risk in a broad range of fixed income, currency, commodity and equity products and their derivatives is crucial to our client relationships and to support our underwriting business by providing secondary market liquidity.

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
       We generate trading net revenues from our customer-driven businesses in three ways:

•	First, in large, highly liquid markets, we undertake a high volume of transactions for modest spreads and fees.

•	Second, by capitalizing on our strong relationships and capital position, we undertake transactions in less liquid markets where spreads and fees are generally larger.

•	Finally, we structure and execute transactions that address complex client needs.
       Our FICC and Equities businesses operate in close coordination to provide clients with services and cross-market knowledge and expertise.
       In our proprietary activities in both FICC and Equities, we assume a variety of risks and devote resources to identify, analyze and benefit from these exposures. We capitalize on our analytical models to analyze information and make informed trading judgments, and we seek to benefit from perceived disparities in the value of assets in the trading markets and from macroeconomic and issuer-specific trends.

FICC
       Our FICC business makes markets in and trades interest rate and credit products, mortgage-related securities and loan products and other asset-backed instruments, currencies and commodities, structures and enters into a wide variety of derivative transactions, and engages in proprietary trading and investing. FICC has five principal businesses: commodities; credit products; currencies; interest rate products, including money market instruments; and mortgage-related securities and loan products and other asset-backed instruments.
       Commodities. We make markets in, and trade for our clients and our own account, a wide variety of commodities and commodity derivatives, including oil and oil products, metals, natural gas and electricity, and forest products. We are also a member of or have relationships with major commodities exchanges worldwide.
       As part of our commodities business, we acquire and dispose of interests in, and engage in the development and operation of, electric power generation facilities. As of January 15, 2007, we owned interests in 19 power generation facilities located in the United States. Of these facilities, seven are fueled by natural gas, eight by coal and four by waste coal. Most of our power plants have contracted to sell their electricity to utilities under long-term agreements. We seek to generate attractive risk-adjusted returns from our portfolio of power plants that have entered into these contracts by using our commodities trading and capital markets expertise to selectively restructure the underlying power sale contracts and to refinance related project-level debt.
       Credit Products. We offer to and trade for our clients a broad array of credit and credit-linked products all over the world, including credit derivatives, investment-grade corporate securities, high-yield securities, bank and secured loans (origination and trading), municipal securities, and emerging market and distressed debt. For example, we enter, as principal, into complex structured transactions designed to meet client needs.

       In addition, we increasingly provide credit through bridge and other loan facilities to a broad range of clients. Commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources. As part of our ongoing credit origination activities, we may seek to reduce our credit risk on commitments by syndicating all or substantial portions of commitments to other investors or, upon funding, by securitizing the positions through investment vehicles sold to other investors. Revenues from any syndications of these commitments are included in the debt underwriting business in our Investment Banking segment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in Part II, Item 7 of the Annual Report on Form 10-K for additional information on our commitments.
       Our credit products business includes making significant long-term and short-term investments for our own account (sometimes investing together with our merchant banking funds) in a broad array of asset classes (including distressed debt) globally. We opportunistically invest in debt and equity securities and secured loans, and in private equity, real estate and other assets.
       Currencies. We act as a dealer in foreign exchange and trade for our clients and ourselves in most currencies on exchanges and in cash and derivative markets globally.
       Interest Rate Products. We trade and make markets in a variety of interest rate products, including interest rate swaps, options and other derivatives, and government bonds, as well as money market instruments, such as commercial paper, treasury bills, repurchase agreements and other highly liquid securities and instruments. This business includes our matched book, which consists of short-term collateralized financing transactions.
       Mortgage Business. We make markets in and trade for our clients and ourselves commercial and residential mortgage-related securities and loan products (including prime, subprime and other nontraditional mortgages) and other asset-backed instruments. We regularly acquire large proprietary positions in these products with a view toward securitizing the underlying positions. We also originate and service commercial mortgages and service residential mortgages.

Equities
       We make markets in, trade and act as a specialist for equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading. In addition, we engage in insurance activities. We generate commissions from executing and clearing client transactions on major stock, options and futures exchanges worldwide through our Equities customer franchise and clearing activities.
       Equities includes three principal businesses: our customer franchise business, principal strategies and specialist activities.
       Customer Franchise Business. Our customer franchise business includes primarily customer-driven activities in the shares, convertible securities and equity derivatives markets. These activities also include clearing client transactions on major stock, options and futures exchanges worldwide, as well as our options specialist and market-making businesses. Our customer franchise business increasingly involves providing our clients with access to electronic “low-touch” equity trading platforms, and electronic trades now account for the majority of our customer trading activity in this business. However, a majority of our net revenues in this business continues to be derived from our traditional “high-touch,” non-automated handling of more complex trades. We expect both types of trading activities to remain important components of our customer franchise business.

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
       In the options and futures markets, we structure, distribute and execute derivatives on market indices, industry groups and individual company stocks to facilitate client transactions and our proprietary activities. We develop strategies and render advice with respect to portfolio hedging and restructuring and asset allocation transactions. We also create specially tailored instruments to enable sophisticated investors to undertake hedging strategies and to establish or liquidate investment positions. We are one of the leading participants in the trading and development of equity derivative instruments. We are an active participant in the trading of futures and options on most of the major exchanges in the United States, Europe and Asia. In options, we are a specialist and market maker on the International Securities Exchange, the Chicago Board Options Exchange and NYSE Arca and a market maker on the Boston Options Exchange, the Philadelphia Stock Exchange and the American Stock Exchange.
       Principal Strategies. Our principal strategies business is a multi-strategy proprietary investment business that invests and trades for our own account. Principal strategies trades and invests our capital across global markets employing strategies that are primarily focused on public markets. Most strategies involve fundamental equities and relative value trading (which involves trading strategies designed to take advantage of perceived discrepancies in the relative value of financial instruments, including equity, equity-related and debt instruments). Other strategies involve event-driven investments (which focus on event-oriented special situations such as corporate restructurings, bankruptcies, recapitalizations, mergers and acquisitions, and legal and regulatory events) as well as convertible bond trading, various types of volatility trading and principal finance (which includes private structured investments in public or private companies).
       Specialist Activities. Our specialist activities business consists of our stock and exchange-traded funds (ETF) specialist and market-making businesses. We engage in specialist and market-making activities on equities exchanges. In the United States, we are one of the leading stock specialists on the NYSE. For ETFs, we are a specialist on the NYSE, the American Stock Exchange and NYSE Arca.
       Insurance Activities. Through our insurance subsidiaries, we own closed blocks of variable annuity and variable life insurance contracts. In 2006, we began to participate opportunistically in both the life and annuity reinsurance and property catastrophe reinsurance businesses.

Principal Investments
       Principal Investments primarily represents net revenues from four primary sources: returns on corporate and real estate investments, overrides on corporate and real estate investments, our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG) and our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC).
       Returns on Corporate and Real Estate Investments. As of November 2006, the aggregate carrying value of our principal investments held directly or through our merchant banking funds, excluding our investment in the convertible preferred stock of SMFG and the ordinary shares of ICBC, was $4.26 billion, comprised of corporate principal investments with an aggregate carrying value of $3.68 billion and real estate investments with an aggregate carrying value of $588 million.

In addition, as of November 2006, we had outstanding unfunded equity capital commitments of up to $6.36 billion.
       Overrides. Consists of the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns (typically referred to as an “override”). Overrides are recognized in net revenues when all material contingencies have been resolved.
       SMFG. Our investment in the convertible preferred stock of SMFG is generally nontransferable without the consent of SMFG but is freely convertible into SMFG common stock. As of November 2006, we had hedged two-thirds of the common stock underlying our investment in SMFG. Restrictions on our ability to hedge or sell the remaining shares will lapse on February 7, 2007. As of November 2006, the carrying value of our investment in the SMFG preferred stock was $4.51 billion. See Note 2 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further discussion of our investment in SMFG.
       ICBC. Our investment in the ordinary shares of ICBC was acquired on April 28, 2006. The ordinary shares acquired from ICBC are subject to transfer restrictions that, among other things, prohibit any sale, disposition or other transfer until April 28, 2009. From April 28, 2009 to October 20, 2009, we may transfer up to 50% of the aggregate ordinary shares of ICBC that we owned as of October 20, 2006. We may transfer the remaining shares after October 20, 2009. As of November 2006, the carrying value of our investment in the ordinary shares of ICBC was $5.19 billion. A portion of our interest is held by investment funds managed by Goldman Sachs. For further information regarding our investment in the ordinary shares of ICBC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value — Principal Investments” in Part II, Item 7 of the Annual Report on Form 10-K.
Asset Management and Securities Services
       Asset Management and Securities Services represented 17% of 2006 net revenues. Our Asset Management business provides investment advisory and financial planning services and offers investment products (primarily through separate accounts and funds) to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees. Securities Services provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.
       Our Asset Management and Securities Services segment is divided into two components: Asset Management and Securities Services.

Asset Management
       We offer a broad array of investment strategies, advice and planning. We provide asset management services and offer investment products (primarily through separate accounts and funds) across all major asset classes: money markets, fixed income, equities and alternative investments (including hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies). Through our subsidiary, The Ayco Company, L.P. (Ayco), we also provide fee-based financial counseling and financial education in the United States.
       Assets under management (AUM) typically generate fees as a percentage of asset value. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31. For that reason, incentive fees have been seasonally weighted to our first quarter.
       AUM includes our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Alternative investments include our merchant banking funds, which generate revenues as described below under “Management of Merchant Banking Funds.” AUM does not include assets in brokerage accounts, which generate commissions, mark-ups and spreads. Net revenues from brokerage accounts are included in our Trading and Principal Investments segment. Increasingly, many of our individual clients’ brokerage accounts pay fees based on the assets in their accounts rather than commissions on transactional activity in the accounts. AUM also does not include non-fee-paying assets, including money market assets that were transferred to Goldman Sachs Bank USA (GS Bank) during 2006.
       The amount of AUM is set forth in the graph below. In the following graph, as well as in the following tables, substantially all assets under management are valued as of November 30.
Assets Under Management
(in billions)

       The following table sets forth AUM by asset class:
Assets Under Management by Asset Class (1)
(in billions)

	As of November 30

	2006	2005	2004

Asset Class

Alternative investments (2)	$145	$110	$95
Equity	215	167	133
Fixed income	198	154	134

Total non-money market assets	558	431	362
Money markets	118	101	90

Total assets under management	$676	$532	$452

(1)	In the first quarter of 2006, we changed the methodology for classifying certain non-money market assets. The changes were made primarily to reclassify certain assets allocated to external investment managers out of alternative investment assets and to reclassify currency funds into alternative investment assets. The changes did not impact total assets under management and prior periods have been reclassified to conform to the current presentation.

(2)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

       Clients. Our clients are institutions and individuals, including both high-net-worth and retail investors. We access institutional and high-net-worth clients through both direct and third-party channels and retail clients primarily through third-party channels. Our institutional clients include pension funds, governmental organizations, corporations, insurance companies, banks, foundations and endowments. In third-party distribution channels, we distribute our mutual funds, alternative investment funds and separately managed accounts through brokerage firms, banks, insurance companies and other financial intermediaries. Our clients are located worldwide.
       The table below sets forth the amount of AUM by distribution channel and client category:
Assets Under Management by Distribution Channel (1)
(in billions)

		As of November 30

		2006	2005	2004

Distribution Channel

•	Directly Distributed
	— Institutional	$296	$226	$183
	— High-net-worth individuals	177	148	130
•	Third-Party Distributed
	— Institutional, high-net-worth individuals and retail	203	158	139

Total		$676	$532	$452

(1)	The primary investment vehicles for these assets under management are separately managed accounts and commingled vehicles, such as mutual funds and private investment funds.

       Management of Merchant Banking Funds. Goldman Sachs sponsors numerous corporate and real estate private investment funds. Our strategy with respect to these funds generally is to invest opportunistically to build a portfolio of investments that is diversified by industry, product type, geographic region, and transaction structure and type. Our corporate investment funds pursue, on a global basis, long-term investments in equity and debt securities in privately negotiated transactions, leveraged buyouts, acquisitions and investments in funds managed by external parties. Our real estate investment funds invest in real estate operating companies, debt and equity interests in real estate assets, and other real estate-related investments.
       Since inception, we have raised $70 billion of committed equity capital in these funds, of which $51 billion relates to our corporate funds and $19 billion relates to our real estate funds. As of November 2006, $45 billion of the committed equity capital was funded and the amount of AUM remaining in these funds after distributions was $44 billion.
       Merchant banking activities generate three primary revenue streams. First, we receive a management fee that is generally a percentage of a fund’s committed capital, invested capital, total gross acquisition cost or asset value. These annual management fees are included in our Asset Management net revenues. Second, Goldman Sachs, as a substantial investor in some of these funds, is allocated its proportionate share of the funds’ unrealized appreciation or depreciation arising from changes in fair value as well as gains and losses upon realization. Third, after a fund has achieved a minimum return for fund investors, we receive an increased share of the fund’s income and gains that is a percentage of the income and gains from the fund’s investments. The second and third of these revenue streams are included in Principal Investments within our Trading and Principal Investments segment.

Securities Services
       Securities Services provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide.
       Prime brokerage services. We offer prime brokerage services to our clients, allowing them the flexibility to trade with most brokers while maintaining a single source for financing and consolidated portfolio reports. Our prime brokerage business provides clearing and custody in 45 markets and provides consolidated multi-currency accounting and reporting, offshore fund administration and other ancillary services.
       Financing services. A central element of our prime brokerage business involves providing financing to our clients for their securities trading activities through margin and securities loans that are collateralized by securities, cash or other acceptable collateral.
       Securities lending services. Securities lending services principally involve the borrowing and lending of securities to cover clients’ and Goldman Sachs’ short sales and otherwise to make deliveries into the market. In addition, we are an active participant in the broker-to-broker securities lending business and the third-party agency lending business. Net revenues in securities lending services are, as a general matter, weighted toward our second and third quarters each year due to seasonally higher activity levels in Europe.
Global Investment Research
       Global Investment Research provides fundamental research on companies, industries, economies, currencies, commodities and macro strategy research on a worldwide basis.
       Global Investment Research employs a team approach that as of November 2006 provided research coverage of approximately 2,750 companies worldwide and over 50 national economies. This is accomplished by the following departments:

•	The Equity Research Departments provide fundamental analysis, earnings forecasts and investment opinions for equity securities;

•	The Credit Research Department provides fundamental analysis, forecasts and investment opinions as to investment-grade and high-yield corporate bonds and credit derivatives;

•	The Economic Research Department formulates macroeconomic forecasts for economic activity, foreign exchange and interest rates;

•	The Commodities Research Department provides research on the commodity markets; and

•	The Strategy Research Department provides equity market forecasts, opinions on both asset and industry sector allocation, equity trading strategies, credit trading strategies and options research.
       Further information regarding research at Goldman Sachs is provided below under “— Regulation —
Regulations Applicable in and Outside the United States” and “Legal Proceedings — Research Independence Matters” in Part I, Item 3 of the Annual Report on Form 10-K.
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
Business Continuity and Information Security
       Business continuity and information security are high priorities for Goldman Sachs. Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at the firm’s critical facilities and to comply with NYSE and National Association of Securities Dealers, Inc. regulatory requirements. The key elements of the program are crisis management, business recovery, systems and data recovery, people recovery facilities and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect the information assets of the firm and our clients. Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.
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
       As of November 2006, we had 26,467 employees, including 1,326 employees of Goldman Sachs’ consolidated property management and loan servicing subsidiaries and excluding 3,868 employees of certain consolidated entities that are held for investment purposes only. Consolidated entities held for investment purposes include entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.
Competition
       The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. Our competitors are other brokers and dealers, investment banking firms, commercial banks, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds and merchant banks. We compete with some of our competitors globally and with others on a regional, product or niche basis. Our competition is based on a number of factors, including transaction execution, our products and services, innovation, reputation and price.
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
       Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In particular, corporate clients increasingly seek such commitments (such as agreements to participate in their commercial paper backstop or other loan facilities) from financial services firms in connection with investment banking and other assignments. We provide these commitments either through our William Street entities, primarily for investment-grade clients, or through Goldman Sachs Credit Partners L.P. or our other subsidiaries, primarily for other clients. With respect to substantially all of the William Street commitments, SMFG provides us with credit loss protection that is generally limited to 95% of the first loss we realize on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. We also use other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K and Note 6 to our consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for more information regarding the William Street entities and for a description of the credit loss protection provided by SMFG. An increasing number of our commitments in connection with investment banking and other assignments do not meet the criteria established for the William Street entities and do not benefit from the SMFG loss protection. These commitments are issued through Goldman Sachs Credit Partners L.P. or our other subsidiaries.
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
Regulation
       Goldman Sachs, as a participant in the securities and commodity futures and options industries, is subject to extensive regulation in the United States and the other countries in which we operate. As a matter of public policy, regulatory bodies around the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets. They are not, however, charged with protecting the interests of Goldman Sachs’ shareholders or creditors.
       Broker-dealers, in particular, are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping, the financing of clients’ purchases, and the conduct of directors, officers and employees. A number of our affiliates are regulated by investment advisory laws in the countries in which we operate. See “Risk Factors — Our businesses and those of our clients are subject to extensive and pervasive regulation around the world” in Part I, Item 1A of the Annual Report on Form 10-K for a further discussion of the effect that regulation may have on our businesses.
Regulation in the United States
       In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. The Goldman Sachs Group, Inc. is subject to regulation by the SEC as a Consolidated Supervised Entity. As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As part of a Consolidated Supervised Entity, Goldman, Sachs & Co. (GS&Co.), our principal U.S. broker-dealer, is permitted to calculate its regulatory capital requirements in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1 under the Securities Exchange Act of 1934.
       GS&Co. is registered as a broker-dealer and as an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as the NYSE and NASD, adopt rules that apply to, and examine, broker-dealers such as GS&Co. In addition, state securities and other regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. Goldman Sachs Execution & Clearing, L.P. (GSEC) and two of its subsidiaries are registered

U.S. broker-dealers and are regulated by the SEC and NYSE, and GSEC is also regulated by the NASD. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives businesses.
       The NYSE and the NASD, which have regulatory authority over a large amount of our businesses and activities, have announced that they intend to merge their regulatory operations into a single regulatory body, expected to begin operations in the second quarter of 2007.
       The commodity futures and commodity options industry in the United States is subject to regulation under the Commodity Exchange Act. The Commodity Futures Trading Commission is the federal agency charged with the administration of the Commodity Exchange Act. Several of Goldman Sachs’ subsidiaries, including GS&Co. and GSEC, are registered with the CFTC and act as futures commission merchants, commodity pool operators or commodity trading advisors and are subject to the Commodity Exchange Act. The rules and regulations of various self-regulatory organizations, such as the Chicago Board of Trade and the Chicago Mercantile Exchange, other futures exchanges and the National Futures Association, also govern the commodity futures and commodity options businesses of these entities.
       GS&Co. and GSEC are subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of November 2006, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 2006, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements. These net capital requirements may have the effect of prohibiting these entities from distributing or withdrawing capital and may require prior notice to the SEC for certain withdrawals of capital. See Note 15 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.
       Goldman Sachs has established three limited purpose trust companies under state or federal law. They are not permitted to and do not accept deposits (other than as incidental to their trust activities) or make loans and, as a result, are not considered to be banks for purposes of the Bank Holding Company Act, nor are they insured by the FDIC or subject to the Community Reinvestment Act. These entities and their regulators are: The Goldman Sachs Trust Company, N.A., a national bank that is limited to having only trust powers, is regulated by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System; The Goldman Sachs Trust Company, a New York limited purpose trust company that is regulated by the New York State Banking Department; and The Goldman Sachs Trust Company of Delaware, a Delaware limited purpose trust company that is regulated by the Office of the Delaware State Bank Commissioner.
       Goldman Sachs has established GS Bank, a wholly owned industrial bank, to extend credit and to take deposits, other than demand deposits. GS Bank is regulated by the FDIC and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of November 2006, GS Bank was in compliance with all regulatory capital requirements. Because it does not accept demand deposits, GS Bank is not considered to be a bank for purposes of the Bank Holding Company Act. The deposits maintained at GS Bank are insured by the FDIC to the extent provided by law.
       J. Aron & Company is authorized by the Federal Energy Regulatory Commission to sell wholesale physical power at market-based rates. As a FERC-authorized power marketer, J. Aron & Company is subject to regulation under the Federal Power Act and FERC regulations.

       In addition, as a result of our interests in electric power generation facilities, we are subject to extensive and evolving energy, environmental and other governmental laws and regulations, as discussed under “Risk Factors — Our power generation interests subject us to the risks associated with owning power generation facilities” in Part I, Item 1A of the Annual Report on Form 10-K.
       Our U.S. insurance subsidiaries are subject to state insurance regulation in the states in which they are domiciled and in the other states in which they are licensed. A number of our other businesses, including our lending and mortgage businesses, require us to obtain licenses and adhere to applicable regulations in the states in which we conduct these businesses.
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
Regulation Outside the United States
       Goldman Sachs provides investment services in and from the United Kingdom under the regulation of the Financial Services Authority (FSA). Goldman Sachs International (GSI), our regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. As of November 2006, GSI was in compliance with the FSA capital requirements. Other subsidiaries, including Goldman Sachs International Bank, are also regulated by the FSA.
       Various Goldman Sachs entities are regulated by the banking and regulatory authorities of the other European countries in which Goldman Sachs operates, including, among others, the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, Banque de France and the Autorité des Marchés Financiers in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Federal Financial Markets Service in Russia and the Swiss Federal Banking Commission. Goldman Sachs entities are also regulated by the European securities, derivatives and commodities exchanges of which they are members.
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
       The European Union’s Markets in Financial Instruments Directive (Directive 2004/39/EC) will affect several of our subsidiaries by imposing detailed pan-European requirements in areas such as internal organization (including conflict management, outsourcing and recordkeeping), best execution, real-time disclosure of completed transactions in shares, quoting obligations for internalized client orders in shares, transaction reporting to regulators, client classification and documentation, and regulation of investment services related to commodity derivatives. European Union member states were required to adopt national laws, regulations and administrative provisions complying with the directive by January 31, 2007 and must apply these laws, regulations and provisions by November 1, 2007. The United Kingdom has met the adopting deadline and is expected to meet the deadline for applying the laws and regulations. Therefore, we anticipate that we will be subject to substantial new requirements beginning November 1, 2007, which could lead to business disruptions or require us to change certain of our business practices. Certain other member states have not yet adopted the required laws and regulations and may not meet the November 1, 2007 deadline for applying them. While we are preparing for compliance with the implementing laws and regulations, we remain subject to continuing regulatory uncertainty concerning the national implementing laws and regulations.
       Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. As of November 2006, GSJCL was in compliance with its capital adequacy requirements. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Securities Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange and the Ministry of Economy, Trade and Industry in Japan. Prior to October 1, 2006, Goldman Sachs (Japan) Ltd., the predecessor to GSJCL, was our primary regulated subsidiary based in Japan.
       Also in Asia, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore, the China Securities Regulatory Commission and the Korean Financial Supervisory Service, among others, regulate various of our subsidiaries and also have capital standards and other requirements comparable to the rules of the SEC.
       Various Goldman Sachs entities are regulated by the banking and regulatory authorities of other non-U.S. countries in which Goldman Sachs operates, including, among others, Brazil, India and Dubai. In addition, certain of our insurance subsidiaries are regulated by the Bermuda Registrar of Companies.
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
       In 2004, the Basel Committee on Banking Supervision issued the Basel II capital standards, which are designed to promote enhanced risk management practices among large, international financial services firms by aligning regulatory capital requirements more closely with the underlying risks faced by these firms. Under the currently proposed time schedule, GSI, as well as our other subsidiaries in the United Kingdom and elsewhere in Europe, would become subject to the Basel II requirements on January 1, 2008. The Consolidated Supervised Entity rules described above under “— Regulation in the United States,” which provide for group-wide supervision, are consistent with Basel II. Complying with these new standards has required us to develop and apply new and sophisticated measurement techniques to determine our regulatory capital adequacy. As an increasing number of financial institutions become subject to Basel II, new interpretations may arise, and harmonization among regulators could then impact the regulatory capital requirements under which we operate as a Consolidated Supervised Entity, as well as the requirements for some of our regulated subsidiaries.
       Our specialist businesses are subject to extensive regulation by a number of securities exchanges. The rules of these exchanges generally require our specialists to maintain orderly markets in the securities in which they are specialists. These requirements, in turn, may require us to commit significant amounts of capital to our specialist businesses.
       The research areas of investment banks have been and remain the subject of regulatory scrutiny. The SEC, NYSE and NASD have adopted rules imposing restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non-U.S. jurisdictions have imposed both substantive and disclosure-based requirements with respect to research and may impose additional regulations. In 2003, GS&Co. agreed to a global settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. The global settlement includes certain restrictions and undertakings that have imposed additional costs and limitations on the conduct of our businesses, including restrictions on the interaction between research and investment banking departments.
       In connection with the research settlement, we have also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. The FSA in the United Kingdom has imposed requirements on the conduct of the allocation process in equity and fixed income securities offerings (including initial public offerings and secondary distributions). The SEC, NYSE and NASD have proposed rules that would further affect the manner in which securities are distributed and allocated in registered public offerings. We cannot fully predict the practical effect that these proposed requirements will have on our business, and the SEC, NYSE, NASD and non-U.S. regulators, such as the FSA, may adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest in the future.
       Our investment management businesses are subject to significant regulation in numerous jurisdictions around the world relating to, among other things, the safeguarding of client assets and our management of client funds.
       As discussed above, many of our subsidiaries are subject to regulatory capital requirements in jurisdictions throughout the world. Subsidiaries not subject to separate regulation may hold capital to satisfy local tax guidelines, rating agency requirements or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based upon its underlying risk.
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
       Our business, by its nature, does not produce predictable earnings. While we have achieved record earnings per common share in each of our last three fiscal years, reflecting a favorable trading and investing environment and an increase in investment banking activity, an adverse change in these market conditions may adversely affect our results of operations.
       Our businesses are materially affected by conditions in the global financial markets and economic conditions generally, and these conditions may change suddenly and dramatically. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions, which can be caused by outbreaks of hostilities or other geopolitical instability, declines in business confidence, increases in inflation, corporate, political or other scandals that reduce investor confidence in capital markets, natural disasters or pandemics or a combination of these or other factors, have adversely affected, and may in the future adversely affect, our business and profitability in many ways, including the following:

•	We have been operating in a low interest rate market for the past several years. Increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses.

•	We have been committing increasing amounts of capital in many of our businesses and generally maintain large trading, specialist and investing positions. Market fluctuations and volatility may adversely affect the value of those positions, including, but not limited to, our interest rate and credit products, currency, commodity and equity positions, and our merchant banking investments, or may reduce our willingness to enter into new transactions. From time to time, we have incurred significant trading losses in periods of market turbulence. Conversely, certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses.

•	Industry-wide declines in the size and number of underwritings and mergers and acquisitions may have an adverse effect on our revenues and, because we may be unable to reduce expenses correspondingly, our profit margins. In particular, because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decrease in the number of large transactions due to uncertain or unfavorable market conditions may adversely affect our investment banking business.

•	Pricing and other competitive pressures have continued, even as the volume and number of investment banking transactions have increased. In addition, the trend in the underwriting business toward multiple book runners and co-managers handling transactions, where previously there would have been a single book runner, has adversely affected our business and reduced our revenues.

•	Reductions in the level of the equity markets or increases in interest rates tend to reduce the value of our clients’ portfolios, which in turn may reduce the fees we earn for managing assets. Increases in interest rates or attractive conditions in other investments could cause our clients to transfer their assets out of our funds or other products. Even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and in the incentive and management fees we receive as well as reputational damage that might make it more difficult to attract new investors.

•	Concentration of risk increases the potential for significant losses in our market-making, proprietary trading and investing, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our proprietary trading and investing businesses or commit capital to facilitate customer-driven business. For example, in recent years large blocks of securities have increasingly been sold in block trades rather than on a marketed basis, which increases the risk that Goldman Sachs may be unable to resell the purchased securities at favorable prices and may incur significant losses as a result. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for others in the industry. We also regularly enter into large transactions as part of our trading businesses. The number and size of such transactions may affect our results of operations in a given period.

•	The volume of transactions that we execute for our clients and as a specialist or market maker may decline, which would reduce the revenues we receive from commissions and spreads. In addition, competitive pressures and other industry factors, including the increasing use by our clients of low-cost electronic trading, could cause a reduction in commissions and spreads. In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in trading losses and an increased need for liquidity. Weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our trading businesses and impair the value of our goodwill and identifiable intangible assets. In addition, competitive pressures have been particularly intense in the context of block trades.

•	The emergence of a pandemic or other widespread health emergency, or concerns over the possibility of such an emergency, could create economic and financial disruptions in emerging markets and other areas throughout the world, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses around the world. In addition, unforeseen or catastrophic events, including health emergencies, terrorist attacks or natural disasters, could expose our insurance subsidiaries to significant losses.

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
       The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators, and in times of market stress or other unforeseen circumstances previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. In the past, these types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future.
       Market volatility has been relatively low in recent years. An increase in volatility would increase our measured risk, which might cause us to reduce our proprietary positions or to reduce certain of our business activities. In such circumstances, we may not be able to reduce our positions or our exposure in a timely, cost-effective way or in a manner sufficient to offset the increase in measured risk.
       For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of the Annual Report on Form 10-K.

Our liquidity and businesses may be adversely affected by an inability to access the debt capital markets or to sell assets, by a reduction in our credit ratings or by an inability of The Goldman Sachs Group, Inc. to access funds from its subsidiaries.
       Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to sell assets or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us. The financial instruments that we hold and the contracts to which we are a party are increasingly complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Growth of our proprietary investing activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.
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
       We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, a deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth of the entities to which we have credit exposures. As a clearing member firm, we finance our client positions, and we could be held responsible for the defaults or misconduct of our clients. In addition, we have experienced, due to competitive factors, pressure to extend and price credit at levels that may not always fully compensate us for the risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment funds and other institutional clients, resulting in significant credit concentration with respect to this industry. In the ordinary course of business, we may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer.
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

We face enhanced risks as new business initiatives lead us to transact with a broader array of clients, with new asset classes and in new markets.
       A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client base and with new asset classes and new markets. For example, we have begun providing loans to small and mid-sized businesses, increased our exposure to subprime mortgages and are transacting business and investing in new emerging markets. In addition, we are increasingly offering complex structured products and alternative investments to a wider investor base, both directly and through third-party distribution channels. Furthermore, a number of our businesses, including our proprietary investing and merchant banking activities, cause us to directly or indirectly own interests in, or otherwise become affiliated with the ownership and operation of, public services, such as airports, toll roads, shipping ports and electric power generation facilities, both within and outside the United States. These business activities expose us to new and enhanced risks, including reputational concerns arising from dealing with less sophisticated counterparties and investors, greater regulatory scrutiny of these activities, increased credit-related and operational risks, risks arising from accidents or acts of terrorism, and reputational concerns with the manner in which these assets are being operated or held.

Derivative transactions may expose us to unexpected risk and potential losses.
       We are party to a large number of derivative transactions, including credit derivatives, that require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.
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
       Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial loss, disruption of our businesses, liability to clients, regulatory intervention or reputational damage. Our businesses are highly dependent on our ability to process, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. These transactions often must adhere to client-specific guidelines, as well as legal and regulatory standards. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, adversely affecting our ability to process these transactions. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.
       We also face the risk of operational failure or termination of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions, and as our interconnectivity with our clients grows, we will increasingly face the risk of operational failure with respect to our clients’ systems. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses, which has increased our exposure to operational failure or termination of the particular financial intermediaries that we use and could affect our ability to find adequate and cost-effective alternatives in the event of any such failure or termination. Any such failure or termination could adversely affect our ability to effect transactions, service our clients and manage our exposure to risk.
       Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by Goldman Sachs or third parties with which we conduct business. These disruptions may occur, for example, as a result of events that affect only the buildings of Goldman Sachs or such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings are located. Nearly all of our employees in our primary locations, including New York, London, Frankfurt, Hong Kong, Tokyo and Bangalore, work in close proximity to one another, in one or more buildings. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.
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
       We routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with clients and counterparties to develop secure transmission capabilities, but we do not have in place secure capabilities for all of our clients and counterparties. An interception or mishandling of personal, confidential or proprietary information being sent to or received from a client or counterparty could result in legal liability, regulatory action and reputational harm. We are exposed to similar risks arising from the interception of personal, confidential or proprietary information sent to or received from, or the misuse or mishandling of personal, confidential or proprietary information by, vendors, service providers and other third parties who may receive such information from us, and our efforts to ensure that these third parties have appropriate controls in place may not be successful.

Conflicts of interest are increasing and a failure to appropriately deal with conflicts of interest could adversely affect our businesses.
       Our reputation is one of our most important assets. As we have expanded the scope of our businesses and our client base, we increasingly have to address potential conflicts of interest, including situations where our services to a particular client or our own proprietary investments or other interests conflict, or are perceived to conflict, with the interests of another client, as well as situations where one or more of our businesses have access to material non-public information that may not be shared with other businesses within the firm.
       The SEC, the NASD, other federal and state regulators and regulators outside the United States, including in the United Kingdom and Japan, have announced their intention to increase their scrutiny of potential conflicts of interest, including through detailed examinations of specific transactions. There have been recent public reports that the Department of Justice is conducting an investigation regarding joint participation by certain private equity firms and other financial institutions in certain leveraged buyouts, referred to as “club deals.” In addition, certain complaints filed against firms other than Goldman Sachs allege the violation of antitrust laws arising from their “club deal” arrangements. A number of class action complaints have also been filed in connection with certain specific “club deal” transactions which name the relevant “club deal” participants among the defendants, including Goldman Sachs affiliates in several cases, and generally allege that the transactions constitute a breach of fiduciary duty by the target company and that the “club” participants aided and abetted such breach. We may become subject to further litigation or regulatory scrutiny in the future in this regard.
       We have extensive procedures and controls that are designed to address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or enforcement actions.

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
       New laws or regulations or changes in enforcement of existing laws or regulations applicable to our businesses or those of our clients may also adversely affect our businesses. Regulatory changes could lead to business disruptions, could require us to change certain of our business practices and could expose us to additional costs and liabilities as well as reputational harm. For a discussion of the extensive regulation to which our businesses are subject, see “Business — Regulation” in Part I, Item 1 of the Annual Report on Form 10-K.
       Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, both within and outside the United States. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions. For example, regulators, both within and outside the United States, continue to scrutinize complex, structured finance transactions and have brought enforcement actions against a number of financial institutions in connection with such transactions. We seek to create innovative solutions to address our clients’ needs, and we have entered into, and continue to enter into, structured transactions with clients.
       This environment has led some of our clients to be less willing to engage in transactions that may carry a risk of increased scrutiny by regulators and has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms, including our firm, and that were generally believed to be permissible and appropriate. This environment also has led us and our competitors to modify transaction structures and, in some cases, to limit or cease our execution of some types of transactions. While we have policies and procedures in place that are intended to ensure that the transactions we enter into are appropriately reviewed and comply with applicable laws and regulations, it is possible that certain transactions could give rise to litigation or enforcement actions or that the regulatory scrutiny of, and litigation in connection with, transactions will make our clients less willing to enter into these transactions with us, and will adversely affect our business.

Substantial legal liability or significant regulatory action against Goldman Sachs could have material adverse financial effects or cause significant reputational harm to Goldman Sachs, which in turn could seriously harm our business prospects.
       We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K for a discussion of certain legal proceedings in which we are involved.
       For example, federal and state authorities and other regulatory entities, including the NASD, have made informational requests regarding market timing, late trading and other activities broadly across all of the major fund companies and broker-dealers, including Goldman Sachs. While we believe that we have in place reasonable measures to detect and deter disruptive and abusive trading practices and comply with applicable legal and regulatory requirements, we cannot predict the course that these inquiries and areas of focus may take or the impact that any new laws or regulations governing mutual funds may have on our businesses.
       Also, in March 2004, certain NYSE specialist firms, including our specialist unit, agreed to a settlement with the SEC and NYSE to resolve charges that the firms violated certain federal securities laws and NYSE rules in connection with their activities as NYSE specialists during the years 1999 through 2003. The settlement did not resolve the related civil actions discussed under “Legal Proceedings — Specialist Matters” in Part I, Item 3 of the Annual Report on Form 10-K, or potential regulatory charges against individuals. In addition, we have received requests for information from regional stock exchanges and options exchanges regarding specialist activities. As a result of the settlement and any related developments, other investigations or any new laws or regulations governing specialists, our specialist businesses may be adversely affected and the value of our goodwill and identifiable intangible assets related to these businesses may be impaired.
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
       The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation and price. We believe that we will continue to experience pricing pressures in the future as some of our competitors seek to increase market share by reducing prices. Over time, there has been substantial consolidation and convergence among companies in the financial services industry. U.S. federal legislation, which significantly expanded the activities permissible for firms affiliated with a U.S. bank, has accelerated this consolidation and further increased competition. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. As our business expands into new business areas and new geographical regions, we will face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand.

The growth of electronic trading and the introduction of new technology may adversely affect our business and may increase competition.
       Technology is fundamental to our business and our industry. The growth of electronic trading and the introduction of new technologies is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our specialist businesses, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and spreads. The NYSE’s adoption of its hybrid market for trading securities may increase pressure on our Equities business as customers execute more of their NYSE-related trades electronically. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the relatively lower commissions arising from electronic trades.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees.
       Competition from within the financial services industry and from businesses outside the financial services industry, such as hedge funds, private equity funds and venture capital funds, for qualified employees is intense, particularly in emerging markets. Our performance is largely dependent on the talents and efforts of highly skilled individuals; therefore, our continued ability to compete effectively in our businesses and to expand into new business areas depends on our ability to attract new employees and to retain and motivate our existing employees. In addition, current and future laws (including laws relating to immigration and outsourcing) may restrict our ability to move responsibilities or personnel from one jurisdiction to another. This may impact our ability to take advantage of business opportunities or potential efficiencies.

Our power generation interests subject us to the risks associated with owning power generation facilities.
       The operation of our power generation facilities may be disrupted for many reasons, many of which are outside our control, including the breakdown or failure of power generation equipment, transmission lines or other equipment or processes, and performance below expected levels of output or efficiency. In addition, these facilities could be adversely affected by the failure of any of third-party suppliers or service providers to perform their contractual obligations, including the failure to obtain raw materials necessary for operation at reasonable prices. Market conditions or other factors could cause a failure to satisfy or obtain waivers under agreements with third parties, including lenders and utilities, which impose significant obligations on our subsidiaries that own such facilities. The occurrence of any of such events may prevent the affected facilities from performing under applicable power sales agreements, may impair their operations or financial results and may result in litigation or other reputational harm.
       Our power generation facilities are subject to extensive and evolving federal, state and local energy, environmental and other governmental laws and regulations, including environmental laws and regulations relating to, among others, air quality, water quality, waste management, natural resources, site remediation and health and safety. In the past several years, intensified scrutiny of the energy market by federal, state and local authorities and the public has resulted in increased regulatory and legal proceedings involving companies engaged in electric power generation. In addition, we may incur substantial costs in complying with current or future laws and regulations relating to power generation, including having to commit significant capital toward environmental monitoring, installation of pollution control equipment, payment of emission fees, and application for, and holding of, permits and licenses at our power generation facilities. In certain instances, compliance with applicable laws and regulations may require us to cease or curtail operations of one or more of our power generation facilities. Our power generation facilities are also subject to the risk of unforeseen or catastrophic events, including terrorist attacks, natural disasters or other hostile or catastrophic events. We may not have insurance against these risks or other risks, including environmental risks, that such facilities face, and, in cases in which we do have insurance, the insurance proceeds may be inadequate to cover our losses. Our overall businesses and reputation may be adversely affected by legal and regulatory proceedings, particularly those related to the environmental matters, arising out of our power generation business, as well as by the occurrence of unforeseen or catastrophic events.

In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.
       In conducting our businesses and maintaining and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Our inability to remain in compliance with local laws in a particular market could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.
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
       Our principal executive offices are located at 85 Broad Street, New York, New York, and comprise approximately one million rentable square feet of leased space, pursuant to a lease agreement expiring in June 2008 (with options to renew for up to 20 additional years). We also occupy over 680,000 rentable square feet at One New York Plaza under lease agreements expiring primarily in 2009 (with options to renew for up to five additional years), and we lease space at various other locations in the New York metropolitan area. In total, we lease approximately 3.9 million rentable square feet in the New York metropolitan area.
       In August 2005, we leased from Battery Park City Authority a parcel of land in lower Manhattan, pursuant to a ground lease. We are currently constructing a 2.1 million gross-square-foot office building on the site that will serve as our world headquarters. Under the lease, Battery Park City Authority holds title to all improvements, including the office building, subject to Goldman Sachs’ right of exclusive possession and use for the 64-year duration of the lease.
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
       We own an office building at 30 Hudson Street in Jersey City, New Jersey, which includes approximately 1.6 million gross square feet of office space, and we own over 300,000 square feet of additional space spread among three locations in New York and New Jersey. We have additional offices in the U.S. and elsewhere in the Americas, which together comprise approximately 2.3 million rentable square feet of leased space.
       In Europe, the Middle East and Africa, we have offices that total approximately 2.0 million rentable square feet. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we lease approximately 1.6 million rentable square feet in London through various leases, relating to various properties.
       In Asia, we have offices that total approximately 1.2 million rentable square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently lease approximately 390,000 rentable square feet through a lease that will expire in 2018. In Hong Kong, we currently lease approximately 220,000 rentable square feet under lease agreements, the majority of which will expire in fiscal 2012.
       Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. We may incur exit costs in 2007 and thereafter to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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
       Certain purported class actions have been brought in the U.S. District Court for the Southern District of New York, beginning on November 3, 1998, by purchasers of securities in public offerings as well as certain purported issuers of such offerings, that allege that the defendants have conspired to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings in violation of federal antitrust laws. On March 15, 1999, the purchaser plaintiffs filed a consolidated amended complaint seeking treble damages as well as injunctive relief. The defendants moved to dismiss the consolidated amended complaint on April 29, 1999. On February 9, 2001, the federal district court granted with prejudice the defendants’ motion to dismiss the claims asserted by the purchasers of securities on the ground that they lacked antitrust standing. The plaintiffs in those actions appealed, and by a decision dated December 13, 2002, the U.S. Court of Appeals for the Second Circuit vacated the dismissal on the ground that the lower court had engaged in improper fact-finding on the motion and remanded for consideration of other potential bases for dismissal. On September 28, 2001, the defendants moved to dismiss the complaints filed by the issuer plaintiffs on statute of limitations grounds. On September 25, 2002, the federal district court denied the underwriter defendants’ motion to dismiss. On March 26, 2003, defendants moved to dismiss the claims asserted by both the issuers and the purchasers of securities on preemption grounds, but the motion was denied on June 27, 2003. On June 24, 2003, defendants filed a motion to dismiss the claims asserted by the purchasers of securities on standing grounds, and on February 24, 2004, the district court granted the motion to dismiss as to the purchasers’ damages claims. Plaintiffs in both actions moved for class certification on September 16, 2004 and for summary judgment on November 16, 2005, and by a decision dated April 18, 2006, the district court denied class certification with respect to the damages claims asserted by the issuers of securities. The issuer plaintiffs have petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision on an interlocutory basis, and the petition was granted on August 1, 2006.
       Goldman, Sachs & Co. is one of numerous financial services firms that have been named as defendants in purported class actions filed beginning on March 9, 2001 in the U.S. District Court for the Southern District of New York by purchasers of securities in public offerings, who claim that the defendants engaged in a conspiracy to “tie” allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, in violation of federal antitrust laws. The plaintiffs filed a consolidated amended complaint on January 2, 2002 seeking treble damages as well as injunctive relief. The defendants moved to dismiss the consolidated amended complaint on May 24, 2002, and the motion was granted by a decision dated November 3, 2003. Plaintiffs appealed, and by a decision dated September 28, 2005, the U.S. Court of Appeals for the Second Circuit reversed and remanded the action. On March 8, 2006, the underwriter defendants filed a petition for certiorari with the U.S. Supreme Court seeking review of the appellate decision, and the petition was granted by order dated December 7, 2006. Goldman, Sachs & Co. has also, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of the alleged “tying” arrangements and that the alleged arrangements resulted in market manipulation. On July 1, 2002, the underwriter defendants moved to dismiss those complaints. By an opinion and order dated February 19, 2003, the federal district court denied the motion to dismiss in all material respects relating to the underwriter defendants. By a decision dated October 13, 2004, the federal district court generally granted plaintiffs’ motion for class certification in six “focus cases.” The underwriter defendants petitioned the U.S. Court of Appeals for the Second Circuit to review that certification decision on an interlocutory basis, and the appellate court agreed to review the decision by order dated June 30, 2005. On December 5, 2006, the Second Circuit reversed the district court’s order granting class certification and remanded; plaintiffs sought rehearing and rehearing en banc on January 5, 2007. On June 10, 2004, plaintiffs entered into a definitive settlement agreement with respect to their claims against the issuer defendants and the issuers’ present or former officers and directors named in the lawsuits. On June 14, 2004, those parties jointly moved for approval of the proposed settlement, and the district court granted preliminary approval by a decision dated February 15, 2005. On April 20, 2006, plaintiffs announced that they had entered into a definitive settlement agreement with respect to their claims against J.P. Morgan Securities, Inc. arising from lawsuits alleging that (i) the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements to “tie” allocations to higher customer brokerage commission rates as well as purchase orders in the aftermarket, and (ii) such alleged underlying “tying” arrangements violated federal and state antitrust laws. The settlement, pursuant to which J.P. Morgan Securities, Inc. will pay $425 million, is subject to, among other things, documentation and court approval.
       Goldman, Sachs & Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, unspecified compensatory damages resulting from the alleged lower amount of offering proceeds. On August 1, 2002, Goldman, Sachs & Co. moved to dismiss the complaint. On May 2, 2003, the court granted Goldman, Sachs & Co.’s motion to dismiss as to five of the claims; plaintiff appealed from the dismissal of the five claims, and Goldman, Sachs & Co. appealed from the denial of its motion as to the remaining claim. By a decision dated May 20, 2004, the New York Appellate Division, First Department affirmed in part and reversed in part the lower court’s ruling on the firm’s motion to dismiss, permitting all claims to proceed except the claim for fraud, as to which the appellate court granted leave to replead. The Appellate Division granted leave to appeal, and by a decision dated June 7, 2005, the New York Court of Appeals affirmed in part and reversed in part the Appellate Division’s decision, dismissing claims for breach of contract, professional malpractice and unjust enrichment, but permitting claims for breach of fiduciary duty and fraud to continue. On remand to the lower court, Goldman, Sachs & Co. moved to dismiss the claims that survived the appeal or, in the alternative, for summary judgment, but the motion was denied by a decision dated March 21, 2006.
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

Stock Options Litigation
       Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P. (now known as Goldman Sachs Execution & Clearing, L.P.), affiliates of The Goldman Sachs Group, Inc., are among the numerous market makers in listed equity options that have been named as defendants, together with five national securities exchanges, in a purported class action brought in the U.S. District Court for the Southern District of New York on behalf of persons who purchased or sold listed equity options. The consolidated class action complaint, filed on October 4, 1999 (which consolidated certain previously pending actions and added Hull Trading Co. L.L.C. and other market makers as defendants), generally alleges that the defendants engaged in a conspiracy to preclude the multiple listing of certain equity options on the exchanges and seeks treble damages under the antitrust laws as well as injunctive relief. Certain of the parties, including Hull Trading Co. L.L.C. and Spear, Leeds & Kellogg, L.P., have entered into a stipulation of settlement, subject to court approval, which originally required Hull Trading Co. L.L.C. to pay an aggregate of $2.48 million and Spear, Leeds & Kellogg, L.P. an aggregate of $19.59 million. On February 14, 2001, the federal district court granted the motion of certain non-settling defendants for summary judgment. By a decision dated April 24, 2001, the district court ruled that in light of that order granting summary judgment, the court lacked jurisdiction to entertain the proposed settlement. Plaintiffs appealed, and by a decision dated January 9, 2003, the U.S. Court of Appeals for the Second Circuit affirmed the grant of summary judgment, but held that the decision did not divest the lower court of jurisdiction to entertain the proposed settlement, and remanded for further proceedings. By an Order dated March 17, 2003, the U.S. Court of Appeals denied plaintiffs’ motion for rehearing or rehearing en banc of the Court’s January 9, 2003 decision. On October 26, 2005, certain defendants, including Spear, Leeds & Kellogg, L.P. and Hull Trading Co. L.L.C., reached an agreement to modify and restate the original settlement agreement, reducing the overall settlement payments by certain market maker defendants by approximately 25% of the original amounts. By an order dated February 8, 2006, the federal district court entered an order that, among other things, preliminarily approved the proposed modified settlement. The federal district court approved the settlement by an Order dated December 4, 2006.

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
On July 15, 2002, the defendants moved to dismiss the consolidated amended complaint, and by a decision dated August 31, 2004, the motion was denied. On April 15, 2005, plaintiffs moved for class certification, and the district court granted the motion, certifying two subclasses, by a decision dated January 9, 2006. On September 30, 2005, the underwriter defendants moved for summary judgment, and by a decision dated September 15, 2006, the federal district court denied the motion as to claims under Section 11 of the Securities Act of 1933, but granted summary judgment dismissing claims under Section 12(a)(2) of the Securities Act against Goldman, Sachs & Co. and all but one of the other underwriter defendants. On November 3, 2006, the underwriter defendants entered into an agreement to settle all claims against them for a settlement payment of $8.25 million. The settlement is subject to, among other things, documentation and court approval.
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
       In March 2001, a Dutch shareholders association initiated legal proceedings in Amsterdam District Court in connection with the World Online offering. Goldman Sachs International is named as a defendant in the writ served on its Dutch attorneys on March 14, 2001. The amount of damages sought is not specified in the writ. Goldman Sachs International filed its Statement of Defense on January 16, 2002 and a rejoinder on January 14, 2003. By a decision dated December 17, 2003, the court rejected the claims against Goldman Sachs International, but found World Online liable in an amount to be determined. On March 12, 2004, the Dutch shareholders association appealed from the dismissal of their claims against Goldman Sachs International. Oral hearings took place on November 13, 2006.

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
       The lawsuit, brought by certain institutional purchasers of the notes, alleges that the prospectus issued in connection with the offering was false and misleading in violation of the disclosure requirements of the federal securities laws. The plaintiffs are seeking, among other things, unspecified damages. The underwriter defendants moved to dismiss the complaint on November 14, 2001. By a decision dated August 26, 2002, the federal district court denied the underwriter defendants’ motion to dismiss, and by a decision dated March 9, 2004, granted plaintiffs’ motion for class certification. On November 4, 2005, the underwriter defendants reached an agreement in principle to settle all claims against them for an aggregate payment of $8.25 million, of which Goldman, Sachs & Co. will contribute approximately $2.5 million. Subsequently, on September 22, 2006, the remaining defendants advised the Court that they had entered into a separate settlement agreement in principle. All settlements remain subject to, among other things, documentation and court approval.
       On October 5, 2000, Owens Corning filed for protection under the U.S. bankruptcy laws.

Research Independence Matters
       The Goldman Sachs Group, Inc. and its affiliates, together with other financial services firms, have received requests for information from various governmental agencies and self-regulatory organizations in connection with their review of research independence issues. Goldman Sachs has cooperated with the requests. See “Business — Regulation — Regulations Applicable in and Outside the United States” in Part I, Item 1 of the Annual Report on Form 10-K for a discussion of our global research settlement.
       Goldman, Sachs & Co. is one of several investment firms that have been named as defendants in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with research coverage of certain issuers and seeking compensatory damages. In one such action, relating to coverage of RSL Communications, Inc. commenced on July 5, 2003, Goldman, Sachs & Co. moved to dismiss the complaint on January 13, 2004, and the motion was denied by a decision dated May 21, 2004. On November 9, 2004, plaintiffs moved for class certification, and the district court granted the motion by a decision dated July 27, 2005. Defendants petitioned the U.S. Court of

Appeals for the Second Circuit to review that certification decision on an interlocutory basis. The appellate court, by an order dated December 22, 2005, denied the petition in part and otherwise held the petition in abeyance for consideration by the panel assigned to review the certification decision in the action described under “IPO Process Matters” above, and, by an order dated January 26, 2007, granted the petition, vacated the district court’s class certification and remanded for reconsideration in light of the appellate court’s certification decision in such action. Goldman, Sachs & Co. is also a defendant in several actions relating to research coverage of Exodus Communications, Inc. that commenced beginning in May 2003. The actions were consolidated, and on March 15, 2004, Goldman, Sachs & Co. moved to dismiss, and the motion was granted with leave to replead on April 17, 2006. Plaintiff filed a second amended complaint on May 17, 2006. On July 7, 2006, defendants moved to dismiss the second amended complaint.
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
       The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Henry M. Paulson, Jr., the former Chairman and Chief Executive Officer of The Goldman Sachs Group, Inc., have been named as defendants in a purported class action filed originally on July 18, 2003 in the U.S. District Court for the District of Nevada on behalf of purchasers of The Goldman Sachs Group, Inc. stock from July 1, 1999 through May 7, 2002. The complaint alleges that defendants breached their fiduciary duties and violated the federal securities laws in connection with the firm’s research activities. The complaint seeks, among other things, unspecified compensatory damages and/or rescission. The action was transferred on consent to the U.S. District Court for the Southern District of New York, defendants moved to dismiss the amended complaint on August 30, 2004, and the district court granted the motion with leave to amend by order dated February 17, 2005. Plaintiffs filed a second amended complaint on February 25, 2005, and defendants filed a motion to dismiss on March 24, 2005. In a decision dated September 29, 2006, the federal district court granted Mr. Paulson’s motion to dismiss with leave to replead but otherwise denied the motion.

Enron Litigation Matters
       Goldman Sachs affiliates are defendants in certain actions arising relating to Enron Corp., which filed for protection under the U.S. bankruptcy laws on December 2, 2001.
       Goldman, Sachs & Co. and co-managing underwriters have been named as defendants in certain purported securities class and individual actions commenced beginning on December 14, 2001 in the U.S. District Court for the Southern District of Texas and California Superior Court brought by purchasers of $222,500,000 of Exchangeable Notes of Enron Corp. in August 1999. The notes were mandatorily exchangeable in 2002 into shares of Enron Oil & Gas Company held by Enron Corp. or their cash equivalent. The complaints also name as defendants The Goldman Sachs Group, Inc. as well as certain past and present officers and directors of Enron Corp. and the company’s outside accounting firm. The complaints generally allege violations of the disclosure requirements of the federal securities laws and/or state law, and seek compensatory damages. Goldman, Sachs & Co. underwrote $111,250,000 principal amount of the notes. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. moved to dismiss the class action complaint in the Texas federal court on March 15, 2004, and by a decision dated December 5, 2005, the motion was granted as to The Goldman Sachs Group, Inc. but denied as to Goldman, Sachs & Co. One of the plaintiffs moved for class certification on August 11, 2006. Goldman, Sachs & Co. moved for judgment on the pleadings against one plaintiff on August 21, 2006, and against all plaintiffs on October 11, 2006. Plaintiffs in various consolidated actions relating to Enron entered into a settlement with Banc of America Securities LLC on July 2, 2004 and with Citigroup, Inc. on June 10, 2005, including with respect to claims relating to the Exchangeable Notes offering, as to which affiliates of those settling defendants were two of the three underwriters (together with Goldman, Sachs & Co.). The settling parties have yet to announce what portion of the settlement will apply to the Exchangeable Notes offering.
       Several funds which allegedly sustained investment losses of approximately $125 million in connection with secondary market purchases of the Exchangeable Notes as well as Zero Coupon Convertible Notes of Enron Corp. commenced an action in the U.S. District Court for the Southern District of New York on January 16, 2002. As amended, the lawsuit names as defendants the underwriters of the August 1999 offering and the company’s outside accounting firm, and alleges violations of the disclosure requirements of the federal securities laws, fraud and misrepresentation. By an Order dated June 24, 2002, the Judicial Panel on Multidistrict Litigation entered an order transferring that action to the Texas federal district court for purposes of coordinated or consolidated pretrial proceedings with other matters relating to Enron Corp. On March 20, 2002, Goldman, Sachs & Co. moved to dismiss the complaint. By a decision dated December 10, 2003, the motion was granted in part and denied in part. Goldman, Sachs & Co. sought clarification and reconsideration of the decision, and on June 13, 2005, the federal district court granted Goldman, Sachs & Co.’s motion for reconsideration and provided for further briefing on Goldman, Sachs & Co.’s motion to dismiss. On August 18, 2006, the funds moved for leave to file a second amended complaint, and the district court granted the motion on January 22, 2007.
       The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. have been named as defendants in two substantively identical purported class actions filed on June 5, 2003 in Oregon Circuit Court, Multnomah County, on behalf of former shareholders of Portland General Corporation. The complaints generally allege that defendants breached their fiduciary duties in connection with Portland General’s 1997 merger with Enron Corp., in respect of which Goldman, Sachs & Co. acted as financial advisor to Portland General. The defendants also include Arthur Andersen, LLP, Andersen-U.S., and certain former officers and directors of Portland General. The complaints seek unspecified compensatory damages. In July 2003, defendants removed the actions to the U.S. District Court for the District of Oregon, and the actions were transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the Southern District of Texas for coordinated proceedings with other actions relating to Enron Corp. On February 25, 2004, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. moved to dismiss the action, and on August 5, 2004, the federal district court granted the motion to dismiss and denied plaintiffs’ motion to remand the actions to state court. On October 14, 2004, plaintiffs moved for reconsideration, and on November 10, 2004, the motion was denied. On August 28, 2006, the other defendants entered into a stipulation dismissing all remaining claims, but judgment has yet to be entered.
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

Exodus Securities Litigation
       By an amended complaint dated July 11, 2002, Goldman, Sachs & Co. and the other lead underwriters for the February 2001 offering of 13,000,000 shares of common stock and $575,000,000 of 5 1/4% convertible subordinated notes of Exodus Communications, Inc. were added as defendants in a purported class action pending in the U.S. District Court for the Northern District of California. The complaint, which also names as defendants certain officers and directors of Exodus Communications, Inc., alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages. On October 23, 2002, the underwriter defendants moved to dismiss the complaint. By a decision dated August 19, 2003, the district court granted the defendants’ motion to dismiss with leave to replead, and the plaintiffs filed a third amended complaint on January 15, 2004. On March 12, 2004, the underwriter defendants moved to dismiss the third amended complaint, and by a decision dated August 5, 2005, the district court denied the motion. The underwriter defendants moved for reconsideration and clarification on August 30, 2005, but the motion was denied by an order dated September 12, 2005. By a decision dated June 2, 2006, the district court granted summary judgment dismissing the complaint on the grounds that the plaintiff’s purchases of Exodus securities were not traceable. On May 5, 2006 and May 19, 2006, two new putative plaintiffs filed motions to intervene, respectively, those motions were denied by a decision dated August 14, 2006, and a motion by the putative intervenors to vacate the resulting judgment was denied by a decision dated October 26, 2006. Plaintiffs filed an appeal on November 27, 2006, and the underwriter defendants cross-appealed on December 11, 2006 to the extent that certain earlier grounds for dismissal had been rejected by the district court. Goldman, Sachs & Co. underwrote 5,200,000 shares of common stock for a total offering price of approximately $96,200,000, and $230,000,000 principal amount of the notes.
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
       On April 21, 2003, the underwriter defendants as to the Global Crossing, Ltd. offerings moved to dismiss the claims relating to such offerings; the motion was denied in significant part by a decision dated December 18, 2003. On July 23, 2004, the underwriter defendants as to the Asia Global Crossing Ltd. offering moved to dismiss the claims relating to that offering. On March 1, 2005, plaintiffs entered into a definitive settlement agreement with Citigroup, Inc. and certain related parties, including as to claims asserted against such parties in respect of the various offerings in which Goldman, Sachs & Co. participated for a total payment of $75 million. The various officer and director defendants as well as the former auditors had separately entered into settlement agreements earlier. On March 23, 2006, the remaining underwriter defendants (including Goldman, Sachs & Co.) agreed in principle to settle all claims for a payment of $82.5 million (of which Goldman, Sachs & Co. contributed approximately one-half), those underwriter defendants entered into a definitive settlement agreement on July 24, 2006, and that settlement was approved by the federal district court on October 27, 2006.
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
       On March 30, 2004, a final global settlement with the SEC and the NYSE was announced covering certain activities during the years 1999 through 2003 of certain specialist firms on the NYSE, including SLKS. Without admitting or denying the allegations, SLKS and the other specialist firms entered into settlements to resolve these SEC and NYSE investigations of the firms with respect to those activities. The SLKS settlement involves, among other things, (i) findings by the SEC and the NYSE that SLKS violated certain federal securities laws and NYSE rules, and in some cases failed to supervise certain individual specialists, in connection with trades that allegedly disadvantaged customer orders, (ii) a cease and desist order against SLKS, (iii) a censure of SLKS, (iv) SLKS’ agreement to pay an aggregate of $45.3 million in disgorgement and a penalty to be used to compensate customers, (v) certain undertakings with respect to SLKS’ systems and procedures, and (vi) SLKS’ retention of an independent consultant to review and evaluate certain of SLKS’ compliance systems, policies and procedures. Comparable findings were made and sanctions imposed in the settlements with other specialist firms. The settlement did not resolve the related private civil actions against SLKS and other firms or regulatory investigations involving individuals or conduct on other exchanges.
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

       Goldman, Sachs & Co. has been named as a defendant in a purported class action filed on March 10, 2004 in the U.S. District Court for the Northern District of Illinois on behalf of holders of short positions in 30-year U.S. Treasury futures and options on the morning of October 31, 2001. The complaint alleges that the firm purchased 30-year bonds and futures prior to the Treasury’s refunding announcement that morning based on non-public information about that announcement, and that such purchases increased the costs of covering such short positions. The complaint also names as defendants the Washington, D.C.-based political consultant who allegedly was the source of the information, a former Goldman, Sachs & Co. economist who allegedly received the information, and another company and one of its employees who also allegedly received and traded on the information prior to its public announcement. The complaint alleges violations of the federal commodities and antitrust laws, as well as Illinois statutory and common law, and seeks, among other things, unspecified damages including treble damages under the antitrust laws. On June 28, 2004, Goldman, Sachs & Co. moved to dismiss the complaint, and by a decision dated March 28, 2005, the district court dismissed the antitrust and Illinois state law claims but permitted the federal commodities law claims to proceed. On December 20, 2006, plaintiff moved for class certification.

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
       The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and various asset management affiliates and employees have been named as defendants in several putative consolidated class and derivative actions commenced in the U.S. District Court for the Southern District of New York beginning in April 2004 by purported shareholders of certain Goldman Sachs mutual funds. The consolidated complaint also names as nominal defendants certain of the Goldman Sachs family of mutual funds. The cases are brought on behalf of all persons or entities that held shares in these mutual funds between April 2, 1999 and January 9, 2004, and allege violations of the Investment Company Act of 1940, the Investment Advisers Act of 1940 and common law breaches of fiduciary duty. The complaint alleges, among other things, that Goldman Sachs charged the mutual funds improper Rule 12b-1 fees, paid excessive brokerage commissions and made other undisclosed payments to brokers in exchange for selling shares of the mutual funds, and made untrue statements of material fact in registration statements and reports filed pursuant to the Investment Company Act. The complaint further alleges that the funds’ trustees, officers and directors breached their fiduciary duties by, among other things, failing to prevent such violations. The complaint seeks compensatory and punitive damages; rescission of the funds’ investment advisory agreements with Goldman Sachs and recovery of fees paid; an accounting of all fund-related fees, commissions and other payments; restitution of all unlawfully or discriminatorily-obtained fees and charges; and costs and expenses incurred in connection with these lawsuits. Defendants moved to dismiss the complaint on May 2, 2005, and the motion was granted by a Memorandum and Order dated January 13, 2006, and plaintiffs appealed on February 22, 2006. On March 31, 2006, plaintiffs withdrew their appeal from active consideration but may reactivate the appeal within 15 days after entry of a mandate in an appeal involving other parties but similar issues, or not later than March 30, 2007.

Refco Securities Litigation
       Goldman, Sachs & Co. and the other lead underwriters for the August 2005 initial public offering of 26,500,000 shares of common stock of Refco Inc. are among the defendants in various putative class actions filed in the U.S. District Court for the Southern District of New York beginning in October 2005 by Refco Inc. investors in response to certain publicly reported events that culminated in the October 17, 2005 filing by Refco Inc. and certain affiliates for protection under U.S. bankruptcy laws. The actions, which have been consolidated, allege violations of the disclosure requirements of the federal securities laws and seek compensatory damages. In addition to the underwriters, the consolidated complaint names as defendants Refco Inc. and certain of its affiliates, certain officers and directors of Refco Inc., Thomas H. Lee Partners, L.P. (which held a majority of Refco Inc.’s equity through certain funds it manages), Grant Thornton (Refco Inc.’s outside auditor), and BAWAG P.S.K. Bank fur Arbeit und Wirtschaft und Osterreichische Postsparkasse Aktiengesellschaft (BAWAG). On September 8, 2006, lead plaintiffs filed a motion for preliminary approval of a proposed settlement with BAWAG, and various defendants (including the underwriters) have objected to certain terms of the settlement. By a decision dated January 9, 2007, the district court denied preliminary approval of the settlement, based on such objection. Goldman, Sachs & Co. underwrote 5,639,200 shares of common stock at a price of $22 per share for a total offering price of approximately $124 million.
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

Short-Selling Litigation
       The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are among the numerous financial services firms that have been named as defendants in a purported class action filed on April 12, 2006 in the U.S. District Court for the Southern District of New York by customers who engaged in short-selling transactions in equity securities since April 12, 2000. The amended complaint generally alleges that the customers were charged fees in connection with the short sales but that the applicable securities were not necessarily borrowed to effect delivery, resulting in failed deliveries, and that the defendants conspired to set a minimum threshold borrowing rate for securities designated as hard to borrow. The complaint asserts a claim under the federal antitrust laws, as well as claims under the New York Business Law and common law, and seeks treble damages as well as injunctive relief.

Fannie Mae Litigation
       Goldman, Sachs & Co. was added as a defendant in an amended complaint filed on August 14, 2006 in a purported class action, and The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. were added as defendants in an amended complaint filed on September 1, 2006 in a separate shareholder derivative action, both pending in the U.S. District Court for the District of Columbia. The complaints’ allegations generally arise from allegations concerning Fannie Mae’s accounting practices and, insofar as they relate to the Goldman Sachs defendants, assert violations of the federal securities laws and common law in connection with certain Fannie Mae-sponsored REMIC transactions that were allegedly arranged by Goldman, Sachs & Co. The other defendants include Fannie Mae, certain of its past and present officers and directors, accountants and other financial services firms. On November 28, 2006, the plaintiffs in the derivative action voluntarily dismissed the Goldman Sachs defendants without prejudice, subject to an agreement to toll the statute of limitations. Goldman, Sachs & Co. moved to dismiss the class action claims on November 13, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders
       There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 24, 2006.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.
       Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of February 1, 2007, all of whom have been appointed by and serve at the pleasure of our board of directors.
Lloyd C. Blankfein, 52
       Mr. Blankfein has been our Chairman and Chief Executive Officer since June 2006, and a director since April 2003. Previously, he had been our President and Chief Operating Officer since January 2004. Prior to that, from April 2002 until January 2004, he was a Vice Chairman of Goldman Sachs, with management responsibility for Goldman Sachs’ Fixed Income, Currency and Commodities Division (FICC) and Equities Division. Prior to becoming a Vice Chairman, he had served as co-head of FICC since its formation in 1997. From 1994 to 1997, he headed or co-headed the Currency and Commodities Division. Mr. Blankfein is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of the Harvard University Committee on University Resources, the Advisory Board of the Tsinghua University School of Economics and Management and the Governing Board of the Indian School of Business, an overseer of the Weill Medical College of Cornell University, and a director of the Partnership for New York City, Catalyst and The Robin Hood Foundation.
Alan M. Cohen, 56
       Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004. From 1991 until January 2004, he was a partner in the law firm of O’Melveny & Myers LLP. Mr. Cohen is also a board member of the Chelsea Piers Scholarship Fund, a non-profit organization.
Gary D. Cohn, 46
       Mr. Cohn has been our President and Co-Chief Operating Officer and a director since June 2006. Previously, he had been the co-head of Goldman Sachs’ global securities businesses since January 2004. He also had been the co-head of Equities since 2003 and the co-head of FICC since September 2002. From March 2002 to September 2002, he served as co-chief operating officer of FICC. Prior to that, beginning in 1999, Mr. Cohn managed the FICC macro businesses. From 1996 to 1999, he was the global head of Goldman Sachs’ commodities business. Mr. Cohn is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of the Treasury Borrowing Advisory Committee of the Securities Industry and Financial Markets Association and as a trustee of the Gilmour Academy, the NYU Child Study Center, the NYU Hospital, the NYU Medical School, the Harlem Children’s Zone, Columbia Grammar and Preparatory School and American University.
Edward C. Forst, 46
       Mr. Forst has been an Executive Vice President of Goldman Sachs and our Chief Administrative Officer since February 2004. Prior to that, he was our Chief of Staff for FICC from November 2003 to February 2004 (after having served in that position earlier from July 2000 to March 2002), our Chief of Staff for the Equities Division from August 2003 to February 2004, and co-head of Global Credit Markets in FICC from March 2002 to August 2003. Prior to July 2000, Mr. Forst served as co-head of our Global Bank Debt business. Mr. Forst serves as Co-Chair of the Securities Industry and Financial Markets Association. He also serves as a trustee of the Woods Hole Oceanographic Institution, a non-profit organization, and as Co-Chair of the Harvard University Committee on Student Excellence and Opportunity.

Kevin W. Kennedy, 58
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
Gregory K. Palm, 58
       Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and head or co-head of the Legal Department since May 1992.
Esta E. Stecher, 49
       Ms. Stecher has been an Executive Vice President of Goldman Sachs and our General Counsel and co-head of the Legal Department since December 2000. From 1994 to 2000, she was head of the firm’s Tax Department, over which she continues to have senior oversight responsibility. She is also a trustee of Columbia University.
David A. Viniar, 51
       Mr. Viniar has been an Executive Vice President of Goldman Sachs and our Chief Financial Officer since May 1999. He has been the head of Operations, Technology, Finance and Services Division since December 2002. He was head of the Finance Division and co-head of Credit Risk Management and Advisory and Firmwide Risk from December 2001 to December 2002. Mr. Viniar was co-head of Operations, Finance and Resources from March 1999 to December 2001. He was Chief Financial Officer of The Goldman Sachs Group, L.P. from March 1999 to May 1999. From July 1998 until March 1999, he was Deputy Chief Financial Officer and from 1994 until July 1998, he was head of Finance, with responsibility for Controllers and Treasury. From 1992 to 1994, he was head of Treasury and prior to that was in the Structured Finance Department of Investment Banking. He also serves on the Board of Trustees of Union College.
John S. Weinberg, 49
       Mr. Weinberg has been a Vice Chairman of Goldman Sachs since June 2006. He has been co-head of Goldman Sachs’ Investment Banking Division since December 2002. From January 2002 to December 2002, he was co-head of the Investment Banking Division in the Americas. Prior to that, he served as co-head of the Investment Banking Services Department since 1997. He is affiliated with certain non-profit organizations, including as a board member at the New York-Presbyterian Hospital, The Steppingstone Foundation, the Greenwich Country Day School and Community Anti-Drug Coalitions of America.
Jon Winkelried, 47
       Mr. Winkelried has been our President and Co-Chief Operating Officer and a director since June 2006. Previously, he had been the co-head of Goldman Sachs’ Investment Banking Division since January 2005. From 2000 to 2005, he was co-head of FICC. From 1999 to 2000, he was head of FICC in Europe. From 1995 to 1999, he was responsible for Goldman Sachs’ leveraged finance business. Mr. Winkelried is not on the board of any public company other than Goldman Sachs. He is also a trustee of the University of Chicago.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
       The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during fiscal 2005 and 2006 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of the Annual Report on Form 10-K. As of January 26, 2007, there were 6,804 holders of record of our common stock.
       During fiscal 2005 and 2006, dividends of $0.25 per share of common stock were declared on December 15, 2004, March 16, 2005, June 15, 2005, September 19, 2005 and December 14, 2005, and dividends of $0.35 per share of common stock were declared on March 13, 2006, June 12, 2006 and September 11, 2006. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by our board of directors.
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
       The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of our fiscal year ended November 24, 2006.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares That May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (2)	Share	or Programs (3)	Programs (3)

Month #1 (August 26, 2006 to September 29, 2006)	7,109,500	$165.99	7,109,500	66,231,884
Month #2 (September 30, 2006 to October 27, 2006)	11,668,000	$179.68	11,668,000	54,563,884
Month #3 (October 28, 2006 to November 24, 2006)	1,994,971	$188.26	1,994,971	52,568,913

Total (1)	20,772,471	$175.82	20,772,471

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through and including the date of the earnings release for such quarter.

(2)	No shares were purchased other than through our publicly announced repurchase program during the fourth quarter of our fiscal year ended November 24, 2006.

(3)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 220 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005 and September 11, 2006. We use our repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases and is influenced by our overall capital position (the comparison of our capital requirements to our current level of available capital), general market conditions and the prevailing price and trading volumes of our common stock. The total remaining authorization under the repurchase program was 39,890,613 shares as of January 26, 2007. The repurchase program has no set expiration or termination date.

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
       Our activities are divided into three segments:

•	Investment Banking. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals.

•	Trading and Principal Investments. We facilitate client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals and take proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. In addition, we engage in specialist and market-making activities on equities and options exchanges and we clear client transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investing activities, we make principal investments directly and through funds that we raise and manage.

•	Asset Management and Securities Services. We provide investment advisory and financial planning services and offer investment products (primarily through separate accounts and funds) across all major asset classes to a diverse group of institutions and individuals worldwide and provide prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide.
       Unless specifically stated otherwise, all references to 2006, 2005 and 2004 refer to our fiscal years ended, or the dates, as the context requires, November 24, 2006, November 25, 2005 and November 26, 2004, respectively.
       When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries. References herein to the Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 24, 2006.
       In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements may relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed below under “— Certain Risk Factors That May Affect Our Business” as well as “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K and “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of the Annual Report on Form 10-K.

Executive Overview
       Our diluted earnings per common share were $19.69 for 2006, compared with $11.21 for 2005. Return on average tangible common shareholders’ equity (1) was 39.8% and return on average common shareholders’ equity was 32.8%. Excluding non-cash expenses of $637 million related to the accounting for certain share-based awards under SFAS No. 123-R (2), diluted earnings per common share for the year were $20.57 (2), return on average tangible common shareholders’ equity (1) was 41.8% (2) and return on average common shareholders’ equity was 34.4% (2).
       In 2006, we generated record diluted earnings per common share, which exceeded the prior year record results by 76%. Each of our three segments achieved record results. The increase in Trading and Principal Investments reflected significantly higher net revenues in Fixed Income, Currency and Commodities (FICC), Equities and Principal Investments. The increase in FICC reflected particularly strong performances across all major businesses. During 2006, FICC operated in an environment characterized by strong customer-driven activity and favorable market opportunities. The increase in Equities primarily reflected significantly higher net revenues in our customer franchise business. During 2006, Equities operated in a favorable environment characterized by strong customer-driven activity, generally higher equity prices and favorable market opportunities, although volatility levels were generally low. In FICC and Equities, as a result of the favorable trading and investing opportunities for our clients and ourselves, we increased our market risk, particularly in equity products, to capitalize on these opportunities. We grew our balance sheet as needed to support these opportunities as well as to support increased activity in Securities Services. The increase in Principal Investments reflected a significant gain related to our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC) and higher gains and overrides from other principal investments, partially offset by a smaller, but still significant, gain related to our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG). The increase in Investment Banking was due to significantly higher net revenues in Underwriting and Financial Advisory, as we benefited from strong client activity levels, reflecting favorable equity and financing markets, strong CEO confidence and growth in financial sponsor activity. The increase in Asset Management and Securities Services was primarily due to higher assets under management and significantly higher incentive fees, as well as significantly higher global customer balances in Securities Services. Assets under management increased $144 billion or 27% to a record $676 billion, including net asset inflows of $94 billion during 2006.
       Looking forward to 2007, our investment banking backlog at the end of 2006 was at its highest level since 2000 (3). In addition to potential growth in the businesses and geographic areas in which we currently operate, the expansion of the economies of China, India, Russia and Brazil, as well as those of the Middle East offer new opportunities for us to increase our presence in those markets. In Investment Banking, there is growth potential to broaden our client base by providing strategic and financing advice and capital to middle-market companies. We also see opportunities to advise governments and investors on the sale and purchase of public infrastructure assets. In addition, we are building a private banking capability as part of our strategy to provide a full-range of services to our private wealth management clients.
       Though we generated record operating results in 2006, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “— Certain Risk Factors That May Affect Our Business” below as well as “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

(1)	Return on average tangible common shareholders’ equity is computed by dividing net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of return on average tangible common shareholders’ equity.

(2)	Statement of Financial Accounting Standards (SFAS) No. 123-R, “Share-Based Payment,” focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. In the first quarter of 2006, we adopted SFAS No. 123-R, which requires that share-based awards held by employees that were retirement-eligible, including those subject to non-compete agreements, be expensed in the year of grant. In addition to expensing current year awards, prior year awards must continue to be amortized over the relevant service period. Therefore, our compensation and benefits expenses in 2006 included (and, to a lesser extent, 2007 and 2008 will include) both amortization of prior year share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R and new awards granted to those employees. We believe that presenting our results excluding the impact of the continued amortization of these prior year share-based awards increases the comparability of period-to-period operating results and allows for a more meaningful representation of the relationship of current period compensation to net revenues.

The following tables set forth a reconciliation of diluted earnings per common share, common shareholders’ equity and net earnings applicable to common shareholders, as reported, to these items excluding the impact of the continued amortization of these prior year share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R:

Year Ended
November 2006

Diluted earnings per common share	$19.69
Impact of the continued amortization of prior year share-based awards, net of tax	0.88

Diluted earnings per common share, excluding the impact of the continued amortization of prior year share-based awards	$20.57

Average for the
Year Ended
November 2006

(in millions)
Total shareholders’ equity	$31,048
Preferred stock	(2,400)

Common shareholders’ equity	28,648
Impact of the continued amortization of prior year share-based awards, net of tax	(122)

Common shareholders’ equity, excluding the impact of the continued amortization of prior year share-based awards	28,526
Goodwill and identifiable intangible assets, excluding power contracts (see footnote 1 above)	(5,013)

Tangible common shareholders’ equity (see footnote 1 above), excluding the impact of the continued amortization of prior year share-based awards	$23,513

Year Ended
November 2006

(in millions)
Net earnings applicable to common shareholders	$9,398
Impact of the continued amortization of prior year share-based awards, net of tax	421

Net earnings applicable to common shareholders, excluding the impact of the continued amortization of prior year share-based awards	$9,819

(3)	Our investment banking backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment
       As an investment banking, securities and investment management firm, our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, low inflation, high business and investor confidence and strong business earnings. These factors provide a positive climate for our investment banking activities, for many of our trading businesses and for wealth creation, which contributes to growth in our asset management business. Although global short-term interest rates rose to modest levels and yield curves continued to flatten in 2006, economic conditions remained favorable, as global equity prices generally rose, core inflation was broadly contained and corporate activity strengthened. For a further discussion of how market conditions can affect our businesses, see “— Certain Risk Factors That May Affect Our Business” below as well as “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K. A further discussion of the business environment in 2006 is set forth below.
       Global. After solid economic growth in 2005, the global economy grew at a strong pace in 2006, particularly during the first half of the year. However, during the second half of the year, economic growth in the United States and Japan showed some signs of deceleration, while the pace of growth in the Eurozone economy appeared to strengthen. Corporate activity was very strong, as mergers and acquisitions and equity and debt underwriting volumes increased significantly compared with 2005. The U.S. Federal Reserve continued to raise rates in the first half of the year, increasing its federal funds target rate by a total of 125 basis points. Despite the increase in short-term rates, fixed income markets were favorable as long-term bond yields remained low and the credit environment remained strong. Oil prices remained high throughout the year, despite declining during our fourth quarter, but this did not appear to materially affect consumer spending or global growth. In the currency markets, the U.S. dollar weakened against most major currencies, as well as against such emerging market currencies as the Brazilian real, Chinese yuan and Korean won.
       United States. The U.S. economy grew at a strong pace during the year as financial conditions remained supportive of economic activity. Real gross domestic product rose by 3.4% in the 2006 calendar year, driven principally by strength in the industrial sector, solid consumer expenditure growth and a strong labor market. This growth occurred despite a decline in the housing market and residential investment. After slowing modestly in the beginning of 2006, the rate of inflation increased, particularly in the second quarter, as energy prices rose significantly. Measures of core inflation also accelerated, although they eased towards the end of the calendar year. In response to the strong economic growth and rising inflation, the U.S. Federal Reserve raised its federal funds target rate by 25 basis points in each of its meetings in 2006 through June, bringing the rate to 5.25%. However, the Federal Reserve kept rates unchanged for the remainder of the year as the pace of growth moderated, reflecting a decline in the U.S. housing market and the delayed effects of higher interest rates and energy prices. Despite the rise in short-term interest rates, the 10-year U.S. Treasury note yield ended the year only 12 basis points higher at 4.55%. The Dow Jones Industrial Average, S&P 500 Index and NASDAQ Composite Index increased by 12%, 10% and 9%, respectively, during our fiscal year.
       Europe. The pace of economic growth in Europe accelerated as real gross domestic product in the Eurozone economy grew by approximately 2.7% in the 2006 calendar year. Despite a higher Euro, economic conditions in the Eurozone countries improved throughout the year, and consumer sentiment began to improve as a result of lower unemployment levels and higher domestic demand. After leaving rates unchanged for over two years, the European Central Bank raised interest rates by a total of 125 basis points during our 2006 fiscal year, bringing its policy rate to 3.25%. In the United Kingdom, real gross domestic product growth accelerated to approximately 2.7% in the 2006 calendar year, primarily reflecting strong investment spending. The Bank of England increased interest rates by 50 basis points to 5.00%, after having reduced rates by 25 basis points in 2005.

Long-term bond yields in both the Eurozone and the United Kingdom ended our fiscal year modestly higher. Reflecting the improvement in economic growth, European equity markets increased significantly during our fiscal year.
       Asia. Japan’s economy grew at a relatively strong pace for the second year in a row, with real gross domestic product increasing by approximately 2.2% in the 2006 calendar year. The recovery in private investment and domestic demand continued to drive much of the improvement in the first part of the year, while exports drove real gross domestic product growth toward the end of the calendar year. The unemployment rate fell to 4.2% in 2006 from 4.4% in calendar 2005. The Bank of Japan ended its zero interest rate policy, which had been in place since early 2001, and raised the target overnight call rate by 25 basis points during our fiscal year. The yield on 10-year Japanese government bonds increased slightly, ending our fiscal year up 17 basis points. Despite slightly higher short- and long-term interest rates, financial conditions remained supportive of economic activity. The yen appreciated slightly against the U.S. dollar, but declined against most other major currencies, while the Nikkei 225 Index increased 6% during our fiscal year.
       Elsewhere in Asia, China’s real gross domestic product growth remained robust, with growth particularly reliant on net exports, as demonstrated by China’s large current account surplus. China continued to allow its currency to appreciate modestly, with evidence of acceleration during the second half of the calendar year, ending our fiscal year nearly 3% higher against the U.S. dollar. Other currencies in the region also strengthened against the U.S. dollar, including the Korean won, Philippine peso and the Taiwan dollar. Growth in India also remained strong, which, together with China, supported growth throughout the region. Equity markets across the region generally rose, with markets in China, India, Hong Kong, South Korea and Taiwan all posting significant gains during our fiscal year.
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
       Market Conditions and Market Risk. Our businesses are materially affected by conditions in the global financial markets and economic conditions generally, and these conditions may change suddenly and dramatically. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent and efficient capital markets, low inflation, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions, which can be caused by outbreaks of hostilities or other geopolitical instability, declines in business confidence, increases in inflation, corporate, political or other scandals that reduce investor confidence in capital markets, natural disasters or pandemics or a combination of these or other factors, have adversely affected, and may in the future adversely affect, our business and profitability in many ways, including the following:

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

•	Industry-wide declines in the size and number of underwritings and mergers and acquisitions may have an adverse effect on our revenues and, because we may be unable to reduce expenses correspondingly, our profit margins. In particular, because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decrease in the number of large transactions due to uncertain or unfavorable market conditions may adversely affect our investment banking business.

•	Pricing and other competitive pressures have continued, even as the volume and number of investment banking transactions have increased. In addition, the trend in the underwriting business toward multiple book runners and co-managers handling transactions, where previously there would have been a single book runner, has adversely affected our business and reduced our revenues.

•	Reductions in the level of the equity markets or increases in interest rates tend to reduce the value of our clients’ portfolios, which in turn may reduce the fees we earn for managing assets. Increases in interest rates or attractive conditions in other investments could cause our clients to transfer their assets out of our funds or other products. Even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and in the incentive and management fees we receive as well as reputational damage that might make it more difficult to attract new investors.

•	Concentration of risk increases the potential for significant losses in our market-making, proprietary trading and investing, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our proprietary trading and investing businesses or commit capital to facilitate customer-driven business. For example, in recent years large blocks of securities have increasingly been sold in block trades rather than on a marketed basis, which increases the risk that Goldman Sachs may be unable to resell the purchased securities at favorable prices and may incur significant losses as a result. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for others in the industry. We also regularly enter into large transactions as part of our trading businesses. The number and size of such transactions may affect our results of operations in a given period.

•	The volume of transactions that we execute for our clients and as a specialist or market maker may decline, which would reduce the revenues we receive from commissions and spreads. In addition, competitive pressures and other industry factors, including the increasing use by our clients of low-cost electronic trading, could cause a reduction in commissions and spreads. In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in trading losses and an increased need for liquidity. Weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our trading businesses and impair the value of our goodwill and identifiable intangible assets. In addition, competitive pressures have been particularly intense in the context of block trades. For a further discussion of our goodwill and identifiable intangible assets, see “— Critical Accounting Policies — Goodwill and Identifiable Intangible Assets” below.

•	While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses.

•	Market volatility has been relatively low in recent years. An increase in volatility would increase our measured risk, which might cause us to reduce our proprietary positions or to reduce certain of our business activities. In such circumstances, we may not be able to reduce our positions or our exposure in a timely, cost-effective way or in a manner sufficient to offset the increase in measured risk.
       Liquidity Risk. Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries, an inability to sell assets or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we are unable to control, such as a general market disruption or an operational problem that affects third parties or us. The financial instruments that we hold and the contracts to which we are a party are increasingly complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Growth of our proprietary investing activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.
       Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain bilateral provisions in some of our trading and collateralized financing contracts. Under these provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. For a discussion of the potential impact on Goldman Sachs of a reduction in our credit ratings, see “— Liquidity and Funding Risk — Credit Ratings” below.
       Credit Risk. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, a deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth of the entities to which we have credit exposures. As a clearing member firm, we finance our client positions, and we could be held responsible for the defaults or misconduct of our clients. In addition, we have experienced, due to competitive factors, pressure to extend and price credit at levels that may not always fully compensate us for the risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee, particularly as new business initiatives lead us to transact with a broader array of clients, with new asset classes and in new markets. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

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
       In determining fair value, we separate our financial instruments into three categories — cash (i.e., nonderivative) trading instruments, derivative contracts and principal investments (included within the Principal Investments component of our Trading and Principal Investments segment), as set forth in the following table:
Financial Instruments by Category
(in millions)

	As of November

	2006		2005

		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Cash trading instruments	$247,031 (1)	$87,244	$210,042	$89,735
Derivative contracts	67,543	65,496	58,532	57,829
Principal investments	13,962 (2)	3,065 (3)	6,526 (2)	1,507 (3)

Total	$328,536	$155,805	$275,100	$149,071

(1)	Includes securities held by our bank and insurance subsidiaries, which are accounted for as “available-for-sale” (AFS) under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table sets forth the types of AFS securities and their maturity profile:

	As of November 2006

	Under			10 Years
	One Year	1 - 5 Years	5 - 10 Years	or Greater	Total

	(in millions)
Mortgage-backed and other federal agency securities	$2,374	$1,031	$146	$111	$3,662
Investment-grade corporate bonds	23	1,403	42	51	1,519
Collateralized debt obligations	192	4,199	—	121	4,512
Other debt securities	115	31	52	54	252

Total	$2,704	$6,664	$240	$337	$9,945

(2)	Excludes assets related to consolidated merchant banking funds of $6.03 billion and $1.93 billion as of November 2006 and November 2005, respectively, for which Goldman Sachs is not at risk.

(3)	Represents an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. For a further discussion of our investment in SMFG, see “— Principal Investments” below.

       Cash Trading Instruments. The following table sets forth the valuation of our cash trading instruments by level of price transparency:
Cash Trading Instruments by Price Transparency
(in millions)

	As of November

	2006		2005

		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	But Not Yet	Instruments	But Not Yet
	Owned, At	Purchased, At	Owned, At	Purchased, At
	Fair Value	Fair Value	Fair Value	Fair Value

Quoted prices or alternative pricing sources with reasonable price transparency	$231,012	$87,110	$198,233	$89,565
Little or no price transparency	16,019	134	11,809	170

Total	$247,031	$87,244	$210,042	$89,735

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
       Certain cash trading instruments trade infrequently and have little or no price transparency. Such instruments include certain corporate bank loans, mortgage whole loans and distressed debt. We value these instruments initially at cost and generally do not adjust valuations unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios or changes in the credit ratings of the underlying companies). Where there is evidence supporting a change in the value, we use valuation methodologies such as the present value of known or estimated cash flows.
       Cash trading instruments we own (long positions) are marked to bid prices, and instruments we have sold but not yet purchased (short positions) are marked to offer prices. In certain circumstances, such as for positions that are illiquid or have transfer restrictions, the fair value reflects liquidity valuation adjustments based on market evidence or predetermined policies. For certain highly illiquid positions, management’s estimates are used to determine these liquidity valuation adjustments. See “— Recent Accounting Developments” below for a discussion of the impact of SFAS No. 157, “Fair Value Measurements” on the valuation of financial instruments.

       Derivative Contracts. Derivative contracts consist of exchange-traded and over-the-counter (OTC) derivatives. The following table sets forth the fair value of our exchange-traded and OTC derivative assets and liabilities:
Derivative Assets and Liabilities
(in millions)

	As of November

	2006				2005

	Assets		Liabilities		Assets		Liabilities

Exchange-traded derivatives	$14,407		$13,851		$10,869		$9,083
OTC derivatives	53,136		51,645		47,663		48,746

Total	$67,543	(1)	$65,496	(2)	$58,532	(1)	$57,829	(2)

(1)	Net of cash received pursuant to credit support agreements of $24.06 billion and $22.61 billion as of November 2006 and November 2005, respectively.

(2)	Net of cash paid pursuant to credit support agreements of $16.00 billion and $16.10 billion as of November 2006 and November 2005, respectively.

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
       Following day one, we adjust the inputs to our valuation models only to the extent that changes in these inputs can be verified by similar market transactions, third-party pricing services and/or broker quotes, or can be derived from other substantive evidence such as empirical market data. In circumstances where we cannot verify the model to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See “— Recent Accounting Developments” below for a discussion of the impact of SFAS No. 157 on the valuation of financial instruments.

       The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:
OTC Derivatives
(in millions)

	As of November 2006
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$2,432	$1,706	$5,617	$5,217	$6,201	$21,173
Currencies	5,578	943	3,103	1,669	966	12,259
Commodities	3,892	1,215	5,836	1,258	231	12,432
Equities	1,430	1,134	1,329	2,144	1,235	7,272

Total	$13,332	$4,998	$15,885	$10,288	$8,633	$53,136

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$2,807	$1,242	$6,064	$3,582	$5,138	$18,833
Currencies	6,859	1,290	2,582	494	634	11,859
Commodities	3,078	658	4,253	1,643	273	9,905
Equities	3,235	1,682	2,615	3,239	277	11,048

Total	$15,979	$4,872	$15,514	$8,958	$6,322	$51,645

	As of November 2005
Assets
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$1,898	$467	$4,634	$5,310	$5,221	$17,530
Currencies	5,825	1,031	1,843	919	1,046	10,664
Commodities	3,772	1,369	8,130	1,374	120	14,765
Equities	1,168	1,171	832	1,403	130	4,704

Total	$12,663	$4,038	$15,439	$9,006	$6,517	$47,663

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$1,956	$590	$5,327	$3,142	$4,970	$15,985
Currencies	6,295	575	3,978	436	924	12,208
Commodities	3,852	2,080	5,904	1,865	162	13,863
Equities	1,308	1,068	2,079	1,993	242	6,690

Total	$13,411	$4,313	$17,288	$7,436	$6,298	$48,746

(1)	Includes credit-related derivatives.

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

       Principal Investments. The following table sets forth the carrying value of the investments included within the Principal Investments component of our Trading and Principal Investments segment. These investments consist of private investments, investments in the convertible preferred stock of SMFG and the ordinary shares of ICBC, and other public investments:
Principal Investments
(in millions)

	As of November

	2006			2005

	Corporate	Real Estate	Total	Corporate	Real Estate	Total

Private	$2,741	$555	$3,296	$1,538	$716	$2,254
Public	934	33	967	185	29	214

Subtotal (1)	3,675	588	4,263	1,723	745	2,468
SMFG convertible preferred stock (2) (3)	4,505	—	4,505	4,058	—	4,058
ICBC ordinary shares (4)	5,194	—	5,194	—	—	—

Total	$13,374	$588	$13,962	$5,781	$745	$6,526

(1)	Excludes assets related to consolidated merchant banking funds of $6.03 billion and $1.93 billion as of November 2006 and November 2005, respectively, for which Goldman Sachs is not at risk.

(2)	The fair value of our Japanese yen-denominated investment in the convertible preferred stock of SMFG includes the effect of foreign exchange revaluation. We mitigate our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting. For example, if the Japanese yen appreciates against the U.S. dollar, the U.S. dollar carrying value of our SMFG investment will increase and the U.S. dollar carrying value of the related borrowing will also increase by an amount that is generally equal and offsetting.

(3)	Excludes an economic hedge on the unrestricted shares of common stock underlying our investment in the convertible preferred stock of SMFG. The fair value of this hedge was $3.07 billion and $1.51 billion as of November 2006 and November 2005, respectively, and is reflected in “Financial instruments sold, but not yet purchased, at fair value” in the consolidated statements of financial condition. For a further discussion of the restrictions on our ability to hedge or sell the common stock underlying our investment in SMFG, see below.

(4)	Includes interests of $3.28 billion as of November 2006 held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation.

       Our private principal investments, by their nature, have little or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if we determine that the expected realizable value of the investment is less than the carrying value. In reaching that determination, we consider many factors including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences. See “— Recent Accounting Developments” below for a discussion of the impact of SFAS No. 157 on the valuation of financial instruments.
       Our public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices less a liquidity valuation adjustment based on predetermined written policies.

       Our investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and downside protection on the conversion strike price. The fair value of our investment is particularly sensitive to movements in the SMFG common stock price. As a result of downside protection on the conversion strike price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price would be nonlinear for a significant decline in the SMFG common stock price. During the year, the fair value of our investment (excluding the economic hedge on the unrestricted shares of common stock) increased 8% (expressed in Japanese yen), reflecting the impact of passage of time in respect of the transfer restrictions on the underlying common stock.
       Our investment in the convertible preferred stock of SMFG is generally nontransferable without the consent of SMFG, but is freely convertible into SMFG common stock. As of November 2006, we had hedged two-thirds of the common stock underlying our investment in SMFG. Restrictions on our ability to hedge or sell the remaining shares will lapse on February 7, 2007. As of November 2006, the conversion price was ¥318,800, subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,100).
       Our investment in the ordinary shares of ICBC is carried at fair value using quoted market prices less a liquidity valuation adjustment. The ordinary shares acquired from ICBC are subject to transfer restrictions that, among other things, prohibit any sale, disposition or other transfer until April 28, 2009. From April 28, 2009 to October 20, 2009, we may transfer up to 50% of the aggregate ordinary shares of ICBC that we owned as of October 20, 2006. We may transfer the remaining shares after October 20, 2009. A portion of our interest is held by investment funds managed by Goldman Sachs.
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
Goodwill and Identifiable Intangible Assets
       As a result of our acquisitions, principally SLK LLC (SLK) in 2000, The Ayco Company, L.P. (Ayco) in 2003, Cogentrix Energy, Inc. (Cogentrix) in 2004, National Energy & Gas Transmission, Inc. (NEGT) in 2005 and the acquisition of the variable annuity and variable life insurance business of The Hanover Insurance Group, Inc. (formerly Allmerica Financial Corporation) in 2006, we have acquired goodwill and identifiable intangible assets. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

       Goodwill. We test the goodwill in each of our operating segments for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the estimated fair value of each operating segment with its estimated net book value. We derive the fair value of each of our operating segments primarily based on price-earnings multiples. We derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. Our last annual impairment test was performed during our 2006 fourth quarter and no impairment was identified.
       The following table sets forth the carrying value of our goodwill by operating segment:
Goodwill by Operating Segment
(in millions)

	As of November

	2006	2005

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	136	91
Equities (1)	2,381	2,390
Principal Investments	4	1
Asset Management and Securities Services
Asset Management (2)	421	424
Securities Services	117	117

Total	$3,184	$3,148

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

       The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:
Identifiable Intangible Assets by Asset Class
($ in millions)

	As of November

	2006		2005

		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$737	5 – 19	$777
Power contracts (2)	667	2 – 22	481
New York Stock Exchange (NYSE) specialist rights	542	15 (5)	580
Insurance-related assets (3)	362	7	—
Exchange-traded fund (ETF) specialist rights	105	21	111
Other (4)	89	1 – 7	106

Total	$2,502		$2,055

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix and NEGT. Substantially all of these power contracts have been pledged to counterparties in connection with our secured financings. The increase in the carrying value of power contracts in 2006 was due to a restructuring of certain contracts, which resulted in the consolidation of the associated power generation facilities that had been previously accounted for under the equity method.

(3)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in 2006. DAC results from commissions paid by Goldman Sachs to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with us and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven year useful life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend for approximately 30 years).

(4)	Primarily includes technology-related and other assets related to SLK.

(5)	During the first quarter of 2006, we reduced the estimated useful lives of our NYSE specialist rights from 22-24 years to 16 years. This change was due to higher than expected attrition in acquired NYSE specialist rights, primarily from mergers and delistings.

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
       We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “— Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, for information on our judicial, regulatory and arbitration proceedings.
Results of Operations
       The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. For a further discussion of the impact of economic and market conditions on our results of operations, see “— Certain Risk Factors That May Affect Our Business” above, and “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

Financial Overview
       The following table sets forth an overview of our financial results:
Financial Overview
($ in millions, except per share amounts)

	Year Ended November

	2006	2005	2004

Net revenues (1)	$37,665	$25,238	$20,951
Pre-tax earnings	14,560	8,273	6,676
Net earnings	9,537	5,626	4,553
Net earnings applicable to common shareholders	9,398	5,609	4,553
Diluted earnings per common share	19.69	11.21	8.92
Return on average common shareholders’ equity (2)	32.8%	21.8%	19.8%
Return on average tangible common shareholders’ equity (3)	39.8%	26.7%	25.2%

(1)	Beginning in the fourth quarter of 2006, “Cost of power generation” in the consolidated statements of earnings was reclassified to operating expenses. “Cost of power generation” was previously reported as a reduction to revenues. Prior periods have been reclassified to conform to the current presentation, with no impact to our reported net earnings.

(2)	Return on average common shareholders’ equity is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity.

(3)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. In 2006, we amended our calculation of tangible common shareholders’ equity. We no longer deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. Prior periods have been adjusted to conform to the current presentation.

We believe that return on average tangible common shareholders’ equity is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. Return on average tangible common shareholders’ equity is computed by dividing net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity.

The following table sets forth a reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Year Ended November

	2006	2005	2004

	(in millions)
Total shareholders’ equity	$31,048	$26,264	$22,975
Preferred stock	(2,400)	(538)	—

Common shareholders’ equity	$28,648	$25,726	$22,975
Goodwill and identifiable intangible assets, excluding power contracts	(5,013)	(4,737)	(4,918)

Tangible common shareholders’ equity	$23,635	$20,989	$18,057

Net Revenues
       2006 versus 2005. Our net revenues were $37.67 billion in 2006, an increase of 49% compared with 2005, reflecting significantly higher net revenues in Trading and Principal Investments, Investment Banking, and Asset Management and Securities Services. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, Equities and Principal Investments. The increase in FICC reflected particularly strong performances across all major businesses. During 2006, FICC operated in an environment characterized by strong customer-driven activity and favorable market opportunities. In addition, corporate credit spreads tightened, the yield curve flattened and volatility levels were generally low in interest rate and currency markets. The increase in Equities primarily reflected significantly higher net revenues in our customer franchise business. During 2006, Equities operated in a favorable environment characterized by strong customer-driven activity, generally higher equity prices and favorable market opportunities, although volatility levels were generally low. The increase in Principal Investments reflected a significant gain related to our investment in the ordinary shares of ICBC and higher gains and overrides from other principal investments, partially offset by a smaller, but still significant, gain related to our investment in the convertible preferred stock of SMFG. The increase in Investment Banking was due to significantly higher net revenues in Underwriting and Financial Advisory, as we benefited from strong client activity levels, reflecting favorable equity and financing markets, strong CEO confidence and growth in financial sponsor activity. The increase in Asset Management and Securities Services was primarily due to higher assets under management and significantly higher incentive fees, as well as significantly higher global customer balances in Securities Services. Assets under management increased $144 billion or 27% to a record $676 billion, including net asset inflows of $94 billion during 2006.
       2005 versus 2004. Our net revenues were $25.24 billion in 2005, an increase of 20% compared with 2004, reflecting strong growth in Trading and Principal Investments and Asset Management and Securities Services as well as higher net revenues in Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, as all major businesses performed well. During 2005, FICC operated in an environment generally characterized by strong customer-driven activity, tight, but volatile, credit spreads, higher energy prices and a flatter yield curve. Net revenues in Equities also improved significantly compared with the prior year, reflecting strong performance across the business. Equities operated in an environment characterized by generally higher equity prices, improved customer-driven activity and continued low levels of market volatility. Net revenues in our Principal Investments business also increased significantly, primarily reflecting a gain on our investment in the convertible preferred stock of SMFG as well as gains from real estate principal investments. The strong net revenue growth in Asset Management and Securities Services primarily reflected higher assets under management and higher customer balances in Securities Services. The increase in Investment Banking net revenues was due to significantly higher net revenues in debt underwriting and improved results in Financial Advisory, primarily reflecting an increase in industry-wide corporate activity, partially offset by lower net revenues in equity underwriting.

Operating Expenses
       Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses which are significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. For 2006, our ratio of compensation and benefits to net revenues was 43.7%. Excluding non-cash expenses of $637 million related to the continued amortization of prior year share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R, our ratio of compensation and benefits to net revenues was 42.0% (1).

(1)	Our ratio of compensation and benefits to net revenues, excluding the impact of the continued amortization of these share-based awards, is computed by dividing compensation and benefits, excluding the impact of the continued amortization of these prior year share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R, by net revenues. We believe that presenting the ratio of compensation and benefits to net revenues excluding the impact of the continued amortization of these awards enhances the comparability of period-to-period compensation and benefits and allows for a more meaningful representation of the relationship of current period compensation to net revenues. The following table sets forth the reconciliation of the ratio of compensation and benefits to net revenues, as reported, to the ratio of compensation and benefits to net revenues excluding the impact of the continued amortization of these prior year share-based awards:

Year Ended
November 2006

($ in millions)
Compensation and benefits	$16,457
Impact of the continued amortization of prior year share-based awards	(637)

Compensation and benefits, excluding the impact of the continued amortization of prior year share-based awards	$15,820

Net revenues	$37,665
Ratio of compensation and benefits to net revenues, excluding the impact of the continued amortization of prior year share-based awards	42.0%

       The following table sets forth our operating expenses and number of employees:
Operating Expenses and Employees
($ in millions)

	Year Ended November

	2006	2005	2004

Compensation and benefits (1) (2)	$16,457	$11,758	$9,681

Brokerage, clearing, exchange and distribution fees (3)	1,985	1,416	1,172
Market development	492	378	374
Communications and technology	544	490	461
Depreciation and amortization	521	501	499
Amortization of identifiable intangible assets	173	124	125
Occupancy	850	728	646
Professional fees	545	475	338
Cost of power generation (2)	406	386	372
Other expenses (3)	1,132	709	607

Total non-compensation expenses	6,648	5,207	4,594

Total operating expenses	$23,105	$16,965	$14,275

Employees at year end (4) (5)	26,467	23,623	21,736

(1)	Compensation and benefits includes $259 million, $137 million and $19 million for the years ended November 2006, November 2005 and November 2004, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Beginning in the fourth quarter of 2006, “Cost of power generation” in the consolidated statements of earnings was reclassified to operating expenses. “Cost of power generation” was previously reported as a reduction to revenues. Compensation and benefits includes direct employee costs associated with our consolidated power generation facilities and cost of power generation includes the other direct costs associated with these power generation facilities and related contractual assets. Prior periods have been reclassified to conform to the current presentation, with no impact to our reported net earnings. This reclassification increased operating expenses as follows:

	Year Ended
	November

	2006	2005	2004

	(in millions)
Compensation and benefits	$78	$70	$29
Cost of power generation	406	386	372

Total	$484	$456	$401

(3)	Beginning in the fourth quarter of 2006, third party research and brokerage fees and asset management sales and distribution fees were reclassified from “Other expenses” to “Brokerage, clearing, exchange and distribution fees” in the consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

(4)	Excludes 3,868, 7,382 and 485 employees as of November 2006, November 2005 and November 2004, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

(5)	Includes 1,326 employees as of November 2006 of Goldman Sachs’ consolidated property management and loan servicing subsidiaries. November 2005 and November 2004 have been adjusted to conform to the current presentation and include 1,198 and 1,014 employees, respectively.

       The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:
Non-Compensation Expenses
(in millions)

	Year Ended November

	2006	2005	2004

Non-compensation expenses of consolidated investments (1)	$501	$265	$21
Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees (2)	1,985	1,416	1,172
Market development	461	361	374
Communications and technology	537	487	461
Depreciation and amortization	444	467	499
Amortization of identifiable intangible assets	169	124	125
Occupancy	738	674	646
Professional fees	534	468	338
Cost of power generation (3)	406	386	372
Other expenses (2)	873	559	586

Subtotal	6,147	4,942	4,573

Total non-compensation expenses, as reported	$6,648	$5,207	$4,594

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as golf courses and hotels in Asia, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the consolidated statements of earnings.

(2)	Beginning in the fourth quarter of 2006, third party research and brokerage fees and asset management sales and distribution fees were reclassified from “Other expenses” to “Brokerage, clearing, exchange and distribution fees” in the consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

(3)	Beginning in the fourth quarter of 2006, “Cost of power generation” in the consolidated statements of earnings was reclassified to operating expenses. “Cost of power generation” was previously reported as a reduction to revenues. Prior periods have been reclassified to conform to the current presentation, with no impact to our reported net earnings.

       2006 versus 2005. Operating expenses were $23.11 billion for 2006, 36% higher than 2005. Compensation and benefits expenses of $16.46 billion increased 40% compared with 2005, primarily reflecting increased discretionary compensation due to higher net revenues, and increased levels of employment. The ratio of compensation and benefits to net revenues for 2006 was 43.7% (1) compared with 46.6% (1) for 2005. This lower ratio primarily reflected our strong net revenues in 2006. Employment levels increased 12% compared with November 2005.
       In the first quarter of 2006, we adopted SFAS No. 123-R, which requires that share-based awards granted to retirement-eligible employees be expensed in the year of grant. In addition to expensing current year awards, prior year awards must continue to be amortized over the relevant service period. Therefore, our compensation and benefits in 2006 included (and, to a lesser extent, 2007 and 2008 will include) both amortization of prior year share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R and new awards granted to those employees.
       Compensation and benefits expenses in 2006 included $637 million in continued amortization of prior year awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R. This amount represents the majority of the expense to be recognized with respect to these awards.
       Non-compensation expenses of $6.65 billion for 2006 increased 28% compared with 2005. Excluding non-compensation expenses related to consolidated entities held for investment purposes, non-compensation expenses were 24% higher than 2005, primarily due to higher brokerage, clearing, exchange and distribution fees in Equities and FICC, and increased other expenses, primarily due to costs related to our insurance business, which was acquired in 2006. In addition, market development costs and professional fees were higher, reflecting increased levels of business activity, and occupancy expenses increased, primarily reflecting new office space and higher facility expenses.
       2005 versus 2004. Operating expenses were $16.97 billion for 2005, 19% above 2004. Compensation and benefits expenses of $11.76 billion increased 21% compared with 2004, resulting from higher discretionary compensation, reflecting higher net revenues, and increased levels of employment. The ratio of compensation and benefits to net revenues for 2005 was 46.6%(1) compared with 46.2% (1) for 2004. Employment levels increased 9% compared with November 2004.
       Non-compensation expenses of $5.21 billion for 2005 increased 13% compared with 2004. Excluding non-compensation expenses related to consolidated entities held for investment purposes, non-compensation expenses were 8% higher than 2004, primarily due to higher brokerage, clearing, exchange and distribution fees, reflecting higher transaction volumes in FICC and Equities, and increased professional fees, reflecting higher legal and consulting fees.
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

(1)	The effect of the cost of power generation reclassification on the ratio of compensation and benefits to net revenues was to decrease the ratio by approximately 30 basis points, 60 basis points and 50 basis points for 2006, 2005 and 2004, respectively.

Provision for Taxes
       The effective income tax rate was 34.5% for 2006, up from 32.0% for 2005. The increase in the effective income tax rate for 2006 compared with 2005 was primarily related to a reduction in the impact of permanent benefits due to higher levels of earnings in 2006 and audit settlements in 2005. The effective income tax rate for 2005 was 32.0% compared with 31.8% for 2004. Excluding the impact of audit settlements in 2005, the effective income tax rate for 2005 would have been 33.3% (1). Excluding the impact of audit settlements, the increase in the effective income tax rate for 2005 compared with 2004 was primarily due to a lower benefit from tax credits in 2005.
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

(1)	The effective income tax rate excluding the impact of audit settlements is calculated by dividing the provision for taxes, adjusted to exclude the impact of audit settlements, by pre-tax earnings. The impact of audit settlements decreased the effective income tax rate by 1.3% for 2005. We believe that the effective income tax rate excluding the impact of audit settlements provides a meaningful basis for period-to-period comparisons of our effective income tax rates.

Segment Operating Results
       The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:
Segment Operating Results
(in millions)

		Year Ended November

		2006	2005	2004

Investment Banking	Net revenues	$5,629	$3,671	$3,374
	Operating expenses	4,062	3,258	2,973

	Pre-tax earnings	$1,567	$413	$401

Trading and Principal	Net revenues (1)	$25,562	$16,818	$13,728
Investments	Operating expenses (1)	14,962	10,600	8,688

	Pre-tax earnings	$10,600	$6,218	$5,040

Asset Management and	Net revenues	$6,474	$4,749	$3,849
Securities Services	Operating expenses	4,036	3,070	2,430

	Pre-tax earnings	$2,438	$1,679	$1,419

Total	Net revenues (1)	$37,665	$25,238	$20,951
	Operating expenses (1) (2)	23,105	16,965	14,275

	Pre-tax earnings	$14,560	$8,273	$6,676

(1)	Beginning in the fourth quarter of 2006, “Cost of power generation” in the consolidated statements of earnings was reclassified to operating expenses. “Cost of power generation” was previously reported as a reduction to revenues. Prior periods have been reclassified to conform to the current presentation, with no impact to our reported pre-tax earnings.

(2)	Includes the following expenses that have not been allocated to our segments: (i) net provisions for a number of litigation and regulatory proceedings of $45 million, $37 million and $103 million for the years ended November 2006, November 2005 and November 2004, respectively; (ii) $62 million in connection with the establishment of our joint venture in China for the year ended November 2004; and (iii) the amortization of employee initial public offering awards, net of forfeitures, of $19 million for the year ended November 2004.

       Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 16 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our segments.
       The cost drivers of Goldman Sachs taken as a whole — compensation, headcount and levels of business activity — are broadly similar in each of our business segments. Compensation and benefits expenses within our segments reflect, among other factors, the overall performance of Goldman Sachs as well as the performance of individual business units. Consequently, pre-tax margins in one segment of our business may be significantly affected by the performance of our other business segments. A discussion of segment operating results follows.

Investment Banking
       Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.
       The following table sets forth the operating results of our Investment Banking segment:
Investment Banking Operating Results
(in millions)

	Year Ended November

	2006	2005	2004

Financial Advisory	$2,580	$1,905	$1,737
Equity underwriting	1,365	704	819
Debt underwriting	1,684	1,062	818

Total Underwriting	3,049	1,766	1,637

Total net revenues	5,629	3,671	3,374
Operating expenses	4,062	3,258	2,973

Pre-tax earnings	$1,567	$413	$401

       The following table sets forth our financial advisory and underwriting transaction volumes:
Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Year Ended November

	2006	2005	2004

Announced mergers and acquisitions	$1,112	$807	$395
Completed mergers and acquisitions	858	588	503
Equity and equity-related offerings (2)	76	49	54
Debt offerings (3)	302	270	236

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings, convertible offerings, rights offerings and Rule 144A issues.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

       2006 versus 2005. Net revenues in Investment Banking of $5.63 billion for 2006 increased 53% compared with 2005. Net revenues in Financial Advisory of $2.58 billion increased 35% compared with 2005, primarily reflecting strong growth in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $3.05 billion increased 73% compared with 2005. Net revenues were significantly higher in equity underwriting, reflecting increased client activity. Net revenues were also significantly higher in debt underwriting, primarily due to a significant increase in leveraged finance activity and, to a lesser extent, an increase in investment-grade activity. Our investment banking backlog at the end of 2006 was at its highest level since 2000. (1)
       Operating expenses of $4.06 billion for 2006 increased 25% compared with 2005, substantially all of which was due to increased compensation and benefits expenses resulting from higher levels of discretionary compensation. Pre-tax earnings were $1.57 billion in 2006 compared with $413 million in 2005.
       2005 versus 2004. Net revenues in Investment Banking of $3.67 billion for 2005 increased 9% compared with 2004. Net revenues in Financial Advisory of $1.91 billion increased 10% compared with 2004, primarily reflecting an increase in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.77 billion increased 8% compared with 2004, reflecting higher net revenues in debt underwriting, primarily due to an increase in leveraged finance and mortgage activity, partially offset by lower net revenues in equity underwriting. Our investment banking backlog at the end of 2005 was significantly higher than at the end of 2004. (1)
       Operating expenses of $3.26 billion for 2005 increased 10% compared with 2004, primarily due to increased compensation and benefits expenses resulting from higher levels of discretionary compensation and increased amortization expense related to prior year equity awards. In addition, professional fees were higher, principally due to increased legal and consulting fees. Pre-tax earnings of $413 million in 2005 increased 3% compared with 2004.

Trading and Principal Investments
       Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-related securities and loan products, currencies and commodities, structure and enter into a wide variety of derivative transactions and engage in proprietary trading and investing.

•	Equities. We make markets in, trade and act as a specialist for equities and equity-related products, structure and enter into equity derivative transactions and engage in proprietary trading and insurance activities. We also execute and clear client transactions on major stock, options and futures exchanges worldwide.

•	Principal Investments. We make real estate and corporate principal investments, including our investments in the convertible preferred stock of SMFG and the ordinary shares of ICBC. We generate net revenues from returns on these investments and from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments, over the life of the fund, exceeds certain threshold returns (overrides).
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

       The following table sets forth the operating results of our Trading and Principal Investments segment:
Trading and Principal Investments Operating Results
(in millions)

	Year Ended November

	2006	2005	2004

FICC (1)	$14,262	$8,940	$7,723
Equities trading	4,965	2,675	1,969
Equities commissions	3,518	2,975	2,704

Total Equities	8,483	5,650	4,673
SMFG	527	1,475	771
ICBC	937	—	—
Gross gains	1,534	767	855
Gross losses (2)	(585)	(198)	(399)

Net other corporate and real estate investments	949	569	456
Overrides	404	184	105

Total Principal Investments	2,817	2,228	1,332

Total net revenues (1)	25,562	16,818	13,728
Operating expenses (1)	14,962	10,600	8,688

Pre-tax earnings	$10,600	$6,218	$5,040

(1)	Beginning in the fourth quarter of 2006, “Cost of power generation” in the consolidated statements of earnings was reclassified to operating expenses. “Cost of power generation” was previously reported as a reduction to revenues. Prior periods have been reclassified to conform to the current presentation, with no impact to our reported pre-tax earnings.

(2)	A substantial portion relates to interest expense on our principal investments.

       2006 versus 2005. Net revenues in Trading and Principal Investments of $25.56 billion for 2006 increased 52% compared with 2005. Net revenues in FICC of $14.26 billion increased 60% compared with 2005, primarily due to significantly higher net revenues in credit products (which includes distressed investing) and commodities. In addition, net revenues were higher in interest rate products, currencies and mortgages. During 2006, the business operated in an environment characterized by strong customer-driven activity and favorable market opportunities. In addition, corporate credit spreads tightened, the yield curve flattened and volatility levels were generally low in interest rate and currency markets. Net revenues in Equities of $8.48 billion increased 50% compared with 2005, primarily reflecting significantly higher net revenues in derivatives, across all regions, as well as higher net revenues in shares. The increase also reflected the contribution from our insurance business, which was acquired in 2006. In addition, principal strategies performed well, although net revenues were lower than a particularly strong 2005. During 2006, Equities operated in a favorable environment characterized by strong customer-driven activity, generally higher equity prices and favorable market opportunities, although volatility levels were generally low. Principal Investments recorded net revenues of $2.82 billion, reflecting a $937 million gain related to our investment in the ordinary shares of ICBC, a $527 million gain related to our investment in the convertible preferred stock of SMFG and $1.35 billion in gains and overrides from other principal investments.

       Operating expenses of $14.96 billion for 2006 increased 41% compared with 2005, due to increased compensation and benefits expenses, primarily resulting from higher levels of discretionary compensation due to higher net revenues and increased levels of employment, as well as higher non-compensation expenses. Excluding non-compensation expenses related to consolidated entities held for investment purposes, the increase in non-compensation expenses was primarily due to higher brokerage, clearing, exchange and distribution fees, in Equities and FICC, and increased other expenses, primarily due to costs related to our insurance business, which was acquired in 2006, and higher levels of business activity. In addition, professional fees were higher, due to increased legal and consulting fees. Pre-tax earnings of $10.60 billion in 2006 increased 70% compared with 2005.
       2005 versus 2004. Net revenues in Trading and Principal Investments of $16.82 billion for 2005 increased 23% compared with 2004. Net revenues in FICC of $8.94 billion increased 16% compared with 2004, primarily reflecting significantly higher net revenues in credit products (which includes distressed investing) and, to a lesser extent, interest rate products and currencies. Net revenues in commodities and mortgages were strong, but essentially unchanged compared with 2004. During 2005, FICC operated in an environment generally characterized by strong customer-driven activity, tight, but volatile, credit spreads, higher energy prices and a flatter yield curve. Net revenues in Equities of $5.65 billion increased 21% compared with 2004, reflecting significantly higher net revenues in our customer franchise and principal strategies businesses. The increase in our customer franchise business reflected improved results in derivatives and shares, particularly in Europe and Asia, as well as in convertibles. In addition, results in principal strategies reflected strength across all regions. During 2005, Equities operated in an environment characterized by generally higher equity prices, improved customer-driven activity and continued low levels of market volatility. Principal Investments recorded net revenues of $2.23 billion, due to a $1.48 billion gain related to our investment in the convertible preferred stock of SMFG and $753 million in gains and overrides from other corporate and, to a lesser extent, real estate principal investments.
       Operating expenses of $10.60 billion for 2005 increased 22% compared with 2004, primarily due to increased compensation and benefits expenses, reflecting higher discretionary compensation and increased levels of employment and, to a lesser extent, higher non-compensation expenses related to consolidated entities held for investment purposes. Excluding non-compensation expenses related to consolidated entities held for investment purposes, the increase in non-compensation expenses was primarily attributable to higher brokerage, clearing, exchange and distribution fees, principally due to increased transaction volumes in FICC and Equities, and higher professional fees, due to increased legal and consulting fees. Pre-tax earnings of $6.22 billion in 2005 increased 23% compared with 2004.

Asset Management and Securities Services
       Our Asset Management and Securities Services segment is divided into two components:

•	Asset Management. Asset Management provides investment advisory and financial planning services and offers investment products (primarily through separate accounts and funds) across all major asset classes to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees.

•	Securities Services. Securities Services provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

       Assets under management typically generate fees as a percentage of asset value. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31. For that reason, incentive fees have been seasonally weighted to our first quarter. Based on investment performance in calendar 2006, our incentive fees will be significantly lower in fiscal 2007 than they were in fiscal 2006.
       The following table sets forth the operating results of our Asset Management and Securities Services segment:
Asset Management and Securities Services Operating Results
(in millions)

	Year Ended November

	2006	2005	2004

Management and other fees	$3,332	$2,629	$2,219
Incentive fees	962	327	334

Total Asset Management	4,294	2,956	2,553
Securities Services	2,180	1,793	1,296

Total net revenues	6,474	4,749	3,849
Operating expenses	4,036	3,070	2,430

Pre-tax earnings	$2,438	$1,679	$1,419

       Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month end.
       The following table sets forth our assets under management by asset class:
Assets Under Management by Asset Class (1)
(in billions)

	As of November 30

	2006	2005	2004

Alternative investments (2)	$145	$110	$95
Equity	215	167	133
Fixed income	198	154	134

Total non-money market assets	558	431	362
Money markets	118	101	90

Total assets under management	$676	$532	$452

(1)	In the first quarter of 2006, we changed the methodology for classifying certain non-money market assets. The changes were made primarily to reclassify certain assets allocated to external investment managers out of alternative investment assets and to reclassify currency funds into alternative investment assets. The changes did not impact total assets under management and prior periods have been reclassified to conform to the current presentation.

(2)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

       The following table sets forth a summary of the changes in our assets under management:
Changes in Assets Under Management
(in billions)

	Year Ended November 30

	2006		2005	2004

Balance, beginning of year	$532		$452	$373

Net asset inflows/ (outflows)
Alternative investments	32		11	27
Equity	16		25	13
Fixed income	29		16	11

Total non-money market net asset inflows/ (outflows)	77		52	51
Money markets	17	(1)	11	1

Total net asset inflows/ (outflows)	94	(2)	63	52

Net market appreciation/ (depreciation)	50		17	27

Balance, end of year	$676		$532	$452

(1)	Net of $8 billion transferred from assets under management to interest-bearing deposits at Goldman Sachs Bank USA, a wholly owned subsidiary of Group Inc. These deposits are not included in assets under management.

(2)	Includes $3 billion of net asset inflows in connection with our December 30, 2005 acquisition of the variable annuity and variable life insurance business of The Hanover Insurance Group, Inc.

       2006 versus 2005. Net revenues in Asset Management and Securities Services of $6.47 billion for 2006 increased 36% compared with 2005. Asset Management net revenues of $4.29 billion increased 45% compared with 2005, reflecting significantly higher management and other fees, principally due to strong growth in assets under management, and significantly higher incentive fees. During the year, assets under management increased $144 billion or 27% to $676 billion, reflecting non-money market net asset inflows of $77 billion, spread across all asset classes, money market net asset inflows of $17 billion (1), and market appreciation of $50 billion, primarily in equity and fixed income assets. Securities Services net revenues of $2.18 billion increased 22% compared with 2005, as our prime brokerage business continued to generate strong results, primarily reflecting significantly higher global customer balances in securities lending and margin lending.
       Operating expenses of $4.04 billion for 2006 increased 31% compared with 2005, primarily due to increased compensation and benefits expenses, resulting from higher levels of discretionary compensation due to higher net revenues, and increased levels of employment. Non-compensation expenses also increased, primarily due to higher distribution fees (included in brokerage, clearing, exchange and distribution fees). In addition, market development costs were higher, reflecting increased levels of business activity. Pre-tax earnings of $2.44 billion increased 45% compared with 2005.

(1)	Net of $8 billion transferred from assets under management to interest-bearing deposits at Goldman Sachs Bank USA, a wholly owned subsidiary of Group Inc. These deposits are not included in assets under management.

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
Off-Balance-Sheet Arrangements
       We have various types of off-balance-sheet arrangements that we enter into in the ordinary course of business. Our involvement in these arrangements can take many different forms, including purchasing or retaining residual and other interests in mortgage-backed and other asset-backed securitization vehicles; holding senior and subordinated debt, interests in limited and general partnerships, and preferred and common stock in other nonconsolidated vehicles; entering into interest rate, foreign currency, equity, commodity and credit derivatives, including total return swaps; entering into operating leases; and providing guarantees, indemnifications, loan commitments, letters of credit, representations and warranties.
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
       We engage in transactions with variable interest entities (VIEs) and qualifying special-purpose entities (QSPEs). Such vehicles are critical to the functioning of several significant investor markets, including the mortgage-backed and other asset-backed securities markets, since they provide market liquidity to financial assets by offering investors access to specific cash flows and risks created through the securitization process. Our financial interests in, and derivative transactions with, such nonconsolidated entities are accounted for at fair value, in the same manner as our other financial instruments, except in cases where we apply the equity method of accounting.

       The following table sets forth where a discussion of these and other off-balance-sheet arrangements may be found in Part II, Items 7 and 8 of the Annual Report on Form 10-K:

Type of Off-Balance-Sheet Arrangement	Disclosure in Annual Report on Form 10-K

Retained interests or contingent interests in assets transferred by us to nonconsolidated entities	See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Leases, letters of credit, and loans and other commitments	See “— Contractual Obligations and Commitments” below and Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Guarantees	See Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Other obligations, including contingent obligations, arising out of variable interests we have in nonconsolidated entities	See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Derivative contracts	See “— Critical Accounting Policies” above and “—Risk Management” below and Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

       In addition, see Note 2 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for a discussion of our consolidation policies.
Equity Capital
       The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements, subsidiary capital requirements and rating agency guidelines. The equity capital we hold may also be influenced by the business environment, conditions in the financial markets and an assessment of potential future losses during an extremely adverse business and market environment. As of November 2006, our total shareholders’ equity was $35.79 billion (consisting of common shareholders’ equity of $32.69 billion and preferred stock of $3.10 billion) compared with total shareholders’ equity of $28.00 billion as of November 2005 (consisting of common shareholders’ equity of $26.25 billion and preferred stock of $1.75 billion). In addition to total shareholders’ equity, we consider the $2.75 billion of junior subordinated debt issued to a trust (see below) part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.
Consolidated Regulatory Capital Requirements
       During 2005, Goldman Sachs became regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, Goldman Sachs is subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. Minimum capital adequacy standards are principally driven by the amount of our market risk, credit risk and operational risk as calculated by methodologies approved by the SEC. Eligible sources of regulatory capital include common equity and certain types of preferred stock, debt and hybrid instruments, including our junior subordinated debt issued to a trust. The recognition of preferred stock, debt and hybrid instruments as regulatory capital is subject to limitations. Goldman Sachs was in compliance with the CSE capital adequacy standards as of November 2006 and November 2005.

Subsidiary Capital Requirements
       Many of our principal subsidiaries are subject to separate regulation and capital requirements in the United States and/or elsewhere. Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commissions merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, the NYSE, the National Association of Securities Dealers, Inc. and the National Futures Association. Goldman Sachs International, our regulated U.K. broker-dealer, is subject to regulation primarily by the U.K.’s Financial Services Authority. Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to regulation by Japan’s Financial Services Agency. Prior to October 1, 2006, Goldman Sachs (Japan) Ltd. (GSJL), the predecessor to GSJCL, was our primary regulated subsidiary based in Japan. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, and other regulators and authorities around the world, such as the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, Banque de France and the Autorité des Marchés Financiers in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Swiss Federal Banking Commission, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore and the China Securities Regulatory Commission. Goldman Sachs Bank USA (GS Bank), a wholly owned industrial bank, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of November 2006 and November 2005, these subsidiaries were in compliance with their local capital requirements.
       As discussed above, many of our subsidiaries are subject to regulatory capital requirements in jurisdictions throughout the world. Subsidiaries not subject to separate regulation may hold capital to satisfy local tax guidelines, rating agency requirements or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based upon its underlying risk. For a discussion of our potential inability to access funds from our subsidiaries, see
“— Liquidity and Funding Risk — Conservative Liability Structure” below.
       Equity investments in subsidiaries are generally funded with parent company equity capital. As of November 2006, Group Inc.’s equity investment in subsidiaries was $32.58 billion compared with its total shareholders’ equity of $35.79 billion.
       Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed primarily through the use of derivative contracts. In addition, we generally manage the non-trading exposure to foreign exchange risk that arises from transactions denominated in currencies other than the transacting entity’s functional currency.
       See Note 15 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our regulated subsidiaries.

Rating Agency Guidelines
       The credit rating agencies assign credit ratings to the obligations of The Goldman Sachs Group, Inc., which directly issues or guarantees substantially all of Goldman Sachs’ senior unsecured obligations. The level and composition of our equity capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “— Liquidity and Funding Risk — Credit Ratings” below for further information regarding our credit ratings.
Equity Capital Management
       Our objective is to maintain a sufficient level and optimize the composition of our equity capital. We manage our capital through repurchases of our common stock and issuances of preferred stock, junior subordinated debt issued to a trust and subordinated debt.
       Share Repurchase Program. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases and is influenced by our overall capital position (the comparison of our capital requirements to our available capital), general market conditions and the prevailing price and trading volumes of our common stock.
       The following table sets forth the level of share repurchases for the years ended November 2006 and November 2005:

	As of November

	2006	2005

	(in millions, except per
	share amounts)
Number of shares repurchased	50.23	63.73
Total cost	$7,817	$7,108
Average cost per share	$155.64	$111.57

       As of November 2006, we were authorized to repurchase up to 52.6 million additional shares of common stock pursuant to our repurchase program. For additional information on our repurchase program, see “— Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of the Annual Report on Form 10-K.

       Preferred Stock. During 2006, Goldman Sachs issued 54,000 shares of perpetual Floating Rate Non-Cumulative Preferred Stock, Series D. As of November 2006, Goldman Sachs had 124,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:
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
       Junior Subordinated Debt Issued to a Trust. As of November 2006, we had outstanding junior subordinated debt issued to a trust of $2.75 billion, included in “Unsecured long-term borrowings” on the consolidated statements of financial condition. The inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure, are such that they qualify as regulatory capital for CSE purposes, and thus, are part of our equity capital.
       Subordinated Debt. Although not part of our shareholders’ equity, subordinated debt may be used to meet a portion of our consolidated minimum capital requirements as a CSE. As of November 2006, we had outstanding subordinated debt of $4.67 billion.

Capital Ratios and Metrics
       The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of November

	2006		2005

	($ in millions, except per
	share amounts)
Total assets	$838,201		$706,804
Adjusted assets (1)	541,033		466,500
Total shareholders’ equity	35,786		28,002
Tangible equity capital (2)	33,517		26,030
Leverage ratio (3)	23.4	x	25.2	x
Adjusted leverage ratio (4)	16.1	x	17.9	x
Debt to equity ratio (5)	3.4	x	3.0	x
Common shareholders’ equity	32,686		26,252
Tangible common shareholders’ equity (6)	27,667		21,530
Book value per common share (7)	$72.62		$57.02
Tangible book value per common share (8)	61.47		46.76

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities borrowed and financial instruments purchased under agreements to resell, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts. In 2006, we amended our calculation of adjusted assets. We no longer deduct identifiable intangible assets associated with power contracts from total assets. We amended our calculation in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio (see footnote 2 below). Prior periods have been adjusted to conform to the current presentation.

The following table sets forth a reconciliation of total assets to adjusted assets:

		As of November

		2006	2005

		(in millions)
Total assets		$838,201	$706,804
Deduct:	Securities borrowed	(219,342)	(191,800)
	Financial instruments purchased under agreements to resell	(82,126)	(83,619)
Add:	Financial instruments sold, but not yet purchased, at fair value	155,805	149,071
	Less derivative liabilities	(65,496)	(57,829)

	Subtotal	90,309	91,242
Deduct:	Cash and securities segregated for regulatory and other purposes	(80,990)	(51,405)
	Goodwill and identifiable intangible assets, excluding power contracts	(5,019)	(4,722)

Adjusted assets		$541,033	$466,500

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to a trust less goodwill and identifiable intangible assets, excluding power contracts. In 2006, we amended our calculation of tangible equity capital. We no longer deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. Prior periods have been adjusted to conform to the current presentation. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of November

		2006	2005

		(in millions)
Total shareholders’ equity		$35,786	$28,002
Add:	Junior subordinated debt issued to a trust	2,750	2,750
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts	(5,019)	(4,722)

Tangible equity capital		$33,517	$26,030

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. In 2006, we amended our calculation of tangible common shareholders’ equity. We no longer deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. Prior periods have been adjusted to conform to the current presentation.

The following table sets forth a reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of November

		2006	2005

		(in millions)
Total shareholders’ equity		$35,786	$28,002
Deduct:	Preferred stock	(3,100)	(1,750)

Common shareholders’ equity		32,686	26,252
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts	(5,019)	(4,722)

Tangible common shareholders’ equity		$27,667	$21,530

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 450.1 million and 460.4 million as of November 2006 and November 2005, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations and Commitments
       Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.
       The following table sets forth our contractual obligations by fiscal maturity date as of November 2006:
Contractual Obligations
(in millions)

		2008 -	2010 -	2012 -
	2007	2009	2011	Thereafter	Total

Unsecured long-term borrowings (1)(2)(3)	$—	$33,262	$20,043	$69,537	$122,842
Secured long-term financings (1)(2)(4)	—	6,412	6,999	12,723	26,134
Minimum rental payments	564	758	535	2,195	4,052
Purchase obligations (5)	1,448	535	18	18	2,019

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $7.25 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155 as of November 2006.

(4)	Included in “Other secured financings” in the consolidated statements of financial condition.

(5)	Primarily includes construction-related obligations.

       As of November 2006, our unsecured long-term borrowings were $122.84 billion and consisted principally of senior borrowings with maturities extending to 2036. See Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our unsecured long-term borrowings.
       As of November 2006, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $4.05 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our leases.
       Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. We may incur exit costs in 2007 and thereafter to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.
       As of November 2006 and November 2005, we had construction-related obligations of $1.63 billion and $579 million, respectively, including purchase obligations of $1.07 billion and

$481 million, respectively, related to the development of wind energy projects. Construction-related obligations also include outstanding purchase obligations of $500 million and $47 million as of November 2006 and November 2005, respectively, related to our new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion.
       The following table sets forth our commitments as of November 2006:
Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration

		2008 -	2010 -	2012 -
	2007	2009	2011	Thereafter	Total

Commitments to extend credit
William Street program	$1,540	$2,664	$13,442	$1,185	$18,831
Other commercial lending:
Investment-grade	4,606	1,463	1,535	—	7,604
Non-investment-grade	2,437	11,999	30,415	12,166	57,017
Warehouse financing	15,488	1,538	—	—	17,026

Total commitments to extend credit	24,071	17,664	45,392	13,351	100,478
Forward starting resale and securities borrowing agreements	18,285	—	—	—	18,285
Forward starting repurchase and securities lending agreements	17,148	—	—	—	17,148
Commitments under letters of credit issued by banks to counterparties	5,714	4	1	15	5,734
Merchant banking commitments	4,058	457	487	1,353	6,355
Underwriting commitments	2,620	—	—	—	2,620
Other investment commitments	356	1,201	143	182	1,882

Total	$72,252	$19,326	$46,023	$14,901	$152,502

       Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments to extend credit of $100.48 billion as of November 2006 compared with $61.12 billion as of November 2005. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments outside the William Street credit extension program are generally extended in connection with contingent acquisition financing and other types of corporate lending. We may seek to reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.
       Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are primarily extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of Goldman Sachs, and, to a lesser extent, by William Street Credit Corporation, another consolidated wholly owned subsidiary of Group Inc. A majority of the commitments extended by Commitment Corp. are supported by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of Goldman Sachs. With respect to substantially all of the William Street commitments, SMFG provides us with credit loss protection that is generally limited to 95% of the first loss we realize on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. We also use other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.
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
Risk Management Structure
       We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. In addition, a number of committees are responsible for monitoring risk exposures and for general oversight of our risk management process, as described further below. These committees (including their subcommittees), meet regularly and consist of senior members of both our revenue-producing units and departments that are independent of our revenue-producing units.
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
       Business Practices Committee. The Business Practices Committee assists senior management in its oversight of compliance, legal and operational risks and related reputational concerns, such as potential conflicts of interest. The Business Practices Committee also reviews Goldman Sachs’ business practices, policies, and procedures for consistency with our business principles. The Business Practices Committee reviews these areas and makes recommendations for improvements as necessary to mitigate potential risks and assist in achieving adherence to our business principles.
       Firmwide Capital Committee. The Firmwide Capital Committee reviews and approves transactions involving commitments of our capital. Such capital commitments include, but are not limited to, extensions of credit, alternative liquidity commitments, certain bond underwritings and certain distressed debt and principal finance activities. The Firmwide Capital Committee is also responsible for establishing business and reputational standards for capital commitments and ensuring that they are maintained on a global basis.
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
       Finance Committee. The Finance Committee establishes and oversees our liquidity policies, sets certain inventory position limits and has oversight responsibility for liquidity risk, the size and composition of our balance sheet and capital base, and our credit ratings. The Finance Committee regularly reviews our funding position and capitalization and makes adjustments in light of current events, risks and exposures.
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
       We seek to manage these risks by diversifying exposures, controlling position sizes and establishing economic hedges in related securities or derivatives. For example, we may hedge a portfolio of common stocks by taking an offsetting position in a related equity-index futures contract. The ability to manage an exposure may, however, be limited by adverse changes in the liquidity of the security or the related hedge instrument and in the correlation of price movements between the security and related hedge instrument.
       In addition to applying business judgment, senior management uses a number of quantitative tools to manage our exposure to market risk for our long and short financial instruments. These tools include:

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
       The following tables set forth the daily VaR:
Average Daily VaR (1)
(in millions)

	Year Ended November

Risk Categories	2006	2005	2004

Interest rates	$49	$37	$36
Equity prices	72	34	32
Currency rates	21	17	20
Commodity prices	30	26	20
Diversification effect (2)	(71)	(44)	(41)

Total	$101	$70	$67

(1)	Beginning in the first quarter of 2006, we excluded from our calculation of VaR certain equity positions generally due to their transfer restrictions or illiquidity. The effect of excluding these positions was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these positions, see “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

       Our average daily VaR increased to $101 million in 2006 from $70 million in 2005. We increased our level of exposure across all risk categories, particularly equity prices and interest rates.
       Our average daily VaR increased to $70 million in 2005 from $67 million in 2004. The increase was primarily due to higher levels of exposure to commodity prices, equity prices and interest rates, partially offset by reduced exposures to currency rates, as well as reduced volatilities, particularly in interest rate and equity assets.

Daily VaR (1)
(in millions)

			Year Ended
	As of November		November 2006

Risk Categories	2006	2005	High	Low

Interest rates	$51	$45	$68	$35
Equity prices	84	54	106	49
Currency rates	15	10	47	9
Commodity prices	21	18	49	17
Diversification effect (2)	(52)	(44)

Total	$119	$83	$135	$73

(1)	Beginning in the first quarter of 2006, we excluded from our calculation of VaR certain equity positions generally due to their transfer restrictions or illiquidity. The effect of excluding these positions was not material to prior periods and, accordingly, such periods have not been adjusted. For a further discussion of the market risk associated with these positions, see “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

       Our daily VaR increased to $119 million as of November 2006 from $83 million as of November 2005. We increased our level of exposure across all risk categories, particularly equity prices.
       The following chart presents our daily VaR during 2006:

Trading Net Revenues Distribution
       Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the year ended November 2006:

(1)	Beginning in the fourth quarter of 2006, we excluded daily net revenues from our insurance business and our power generation facilities from this chart. Amounts for the full year have been adjusted accordingly.

       As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on three occasions during 2006.

Other Market Risk Measures
       Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). The market risk related to our investments in the convertible preferred stock of SMFG and the ordinary shares of ICBC is measured by estimating the potential reduction in net revenues associated with a 10% decline in the SMFG common stock price and a 10% decline in the ICBC ordinary share price, respectively. The market risk related to the remaining positions is measured by estimating the potential reduction in net revenues associated with a 10% decline in asset values.
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

       The sensitivity analysis of our investment in the convertible preferred stock of SMFG, net of the economic hedge on the unrestricted shares of common stock underlying a portion of our investment, is measured by the impact of a decline in the SMFG common stock price. This sensitivity should not be extrapolated to a significant decline in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price would be nonlinear due to downside protection on the conversion stock price.
       The sensitivity analysis of our investment in the ordinary shares of ICBC excludes interests held by investment funds managed by Goldman Sachs.
       The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of such events occurring, these measures have not been aggregated:

		10% Sensitivity Measure

		Amount as of	Amount as of
Asset Categories	10% Sensitivity Measure	November 2006	November 2005 (1)

		(in millions)
Trading Risk (2)
Equity	Underlying asset value	$377	$127
Debt	Underlying asset value	725	634
Non-trading Risk
SMFG	SMFG common stock price	140	262
ICBC	ICBC ordinary share price	191	N/A
Other Equity	Underlying asset value	390	172
Debt	Underlying asset value	199	63
Real Estate (3)	Underlying asset value	341	145

(1)	Beginning in the first quarter of 2006, we excluded from our calculation of VaR certain equity positions generally due to their transfer restrictions or illiquidity. The effect of excluding these positions from VaR was not material to prior periods and, accordingly, VaR for such periods has not been adjusted. We have calculated the 10% sensitivity measure for these equity positions (i.e., Trading Risk— Equity) as of November 2005 to provide a period-to-period comparison. To the extent that other market risk measures in the above table were affected, such measures have been adjusted to conform to the current presentation.

(2)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 10 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for information on “Other assets.”

(3)	Relates to interests in our real estate investment funds.

       During 2006, the market risk for equity positions in our trading portfolio increased due to new investments as well as an increase in the fair value of the portfolio. The increase in market risk in 2006 for debt positions in our trading portfolio and debt, real estate and other equity positions in our non-trading portfolio was primarily due to new investments.
       The decrease in market risk in 2006 for SMFG was primarily due to the impact of additional hedging with respect to the second one-third installment of unrestricted shares underlying our investment, partially offset by the increase in the fair value of our investment due to the passage of time in respect of the transfer restrictions on the underlying common stock.
Credit Risk
       Credit risk represents the loss that we would incur if a counterparty or an issuer of securities or other instruments we hold fails to perform under its contractual obligations to us, or upon a deterioration in the credit quality of third parties whose securities or other instruments, including OTC derivatives, we hold. Our exposure to credit risk principally arises through our trading, investing and financing activities. To reduce our credit exposures, we seek to enter into netting agreements with counterparties that permit us to offset receivables and payables with such counterparties. In addition, we attempt to further reduce credit risk with certain counterparties by (i) entering into agreements that enable us to obtain collateral from a counterparty on an upfront or contingent basis, (ii) seeking third-party guarantees of the counterparty’s obligations, and/or (iii) transferring our credit risk to third parties using credit derivatives and/or other structures and techniques.
       To measure and manage our credit exposures, we use a variety of tools, including credit limits referenced to both current exposure and potential exposure. Potential exposure is generally based on projected worst-case market movements over the life of a transaction. In addition, as part of our market risk management process, for positions measured by changes in credit spreads, we use VaR and other sensitivity measures. To supplement our primary credit exposure measures, we also use scenario analyses, such as credit spread widening scenarios, stress tests and other quantitative tools.
       Our global credit management systems monitor credit exposure to individual counterparties and on an aggregate basis to counterparties and their affiliates. These systems also provide management, including the Firmwide Risk and Credit Policy Committees, with information regarding credit risk by product, industry sector, country and region.
       While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment funds and other institutional clients, resulting in significant credit concentration with respect to this industry. In the ordinary course of business, we may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer.
       As of both November 2006 and November 2005, we held U.S. government and federal agency obligations that represented 6% and 7% of our total assets, respectively. In addition, most of our financial instruments purchased under agreements to resell as well as some derivatives are collateralized by U.S. government, federal agency and other sovereign obligations. As of November 2006 and November 2005, we did not have credit exposure to any other counterparty that exceeded 5% of our total assets. However, over the past several years, the amount and duration of our credit exposures have been increasing, due to, among other factors, the growth of our lending and OTC derivative activities and market evolution towards longer dated transactions. A further discussion of our derivative activities follows below.

Credit Risk on Derivatives
       Derivative contracts are instruments, such as futures, forwards, swaps or option contracts, that derive their value from underlying assets, indices, reference rates or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange.
       Substantially all of our derivative transactions are entered into to facilitate client transactions, to take proprietary positions or as a means of risk management. In addition to derivative transactions entered into for trading purposes, we enter into derivative contracts to manage currency exposure on our net investment in non-U.S. operations and to manage the interest rate and currency exposure on our long-term borrowings and certain short-term borrowings.
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
       The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of November 2006 and November 2005, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents:
Over-the-Counter Derivative Credit Exposure
($ in millions)

					As of
	As of November 2006				November 2005

			Exposure	Percentage of	Percentage of
		Collateral	Net of	Total Exposure	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral	Net of Collateral

AAA/Aaa	$5,185	$514	$4,671	12%	12%
AA/Aa2	12,499	1,447	11,052	29	22
A/A2	16,039	4,810	11,229	29	28
BBB/Baa2	8,616	2,964	5,652	15	21
BB/Ba2 or lower	8,906	3,760	5,146	13	15
Unrated	1,891	954	937	2	2

Total	$53,136	$14,449	$38,687	100%	100%

(1)	Net of cash received pursuant to credit support agreements of $24.06 billion.

       The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:
Exposure Net of Collateral
(in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$1,011	$116	$1,263	$1,002	$1,279	$4,671
AA/Aa2	2,204	1,496	2,521	2,834	1,997	11,052
A/A2	3,850	1,304	3,094	1,867	1,114	11,229
BBB/Baa2	1,480	660	2,478	247	787	5,652
BB/Ba2 or lower	1,729	451	1,550	581	835	5,146
Unrated	477	348	5	52	55	937

Total	$10,751	$4,375	$10,911	$6,583	$6,067	$38,687

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates (2)	$2,300	$1,524	$3,720	$3,802	$3,753	$15,099
Currencies	4,418	882	2,521	1,186	946	9,953
Commodities	3,469	992	3,898	585	231	9,175
Equities	564	977	772	1,010	1,137	4,460

Total	$10,751	$4,375	$10,911	$6,583	$6,067	$38,687

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

(2)	Includes credit-related derivatives.

       Derivative transactions may also involve legal risks including the risk that they are not authorized or appropriate for a counterparty, that documentation has not been properly executed or that executed agreements may not be enforceable against the counterparty. We attempt to minimize these risks by obtaining advice of counsel on the enforceability of agreements as well as on the authority of a counterparty to effect the derivative transaction. In addition, certain derivative transactions (e.g., credit derivative contracts) involve the risk that we may have difficulty obtaining, or be unable to obtain, the underlying security or obligation in order to satisfy any physical settlement requirement.
Liquidity and Funding Risk
       Liquidity is of critical importance to companies in the financial services sector. Most failures of financial institutions have occurred in large part due to insufficient liquidity resulting from adverse circumstances. Accordingly, Goldman Sachs has in place a comprehensive set of liquidity and funding policies that are intended to maintain significant flexibility to address both Goldman Sachs-specific and broader industry or market liquidity events. Our principal objective is to be able to fund Goldman Sachs and to enable our core businesses to continue to generate revenue even under adverse circumstances.
       Management has implemented a number of policies according to the following liquidity risk management framework:

•	Excess Liquidity — We maintain substantial excess liquidity to meet a broad range of potential cash outflows in a stressed environment including financing obligations.

•	Asset-Liability Management — We ensure our funding sources are sufficiently long-term in order to withstand a prolonged or severe liquidity-stressed environment without having to rely on asset sales.

•	Conservative Liability Structure — We access funding across a diverse range of markets, products and counterparties, emphasize less credit-sensitive sources of funding and conservatively manage the distribution of funding across our entity structure.

•	Crisis Planning — We base our liquidity and funding management on stress-scenario planning and maintain a crisis plan detailing our response to a liquidity threatening event.

Excess Liquidity
       Our most important liquidity policy is to pre-fund what we estimate will be our likely cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” liquidity is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Goldman Sachs’ businesses are diverse, and its cash needs are driven by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable and the terms or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger unsecured debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our unsecured liabilities.
       The size of our Global Core Excess is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model identifies and estimates cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured debt and letters of credit;

•	potential buybacks of a portion of our outstanding negotiable unsecured debt;

•	adverse changes in the terms or availability of secured funding;

•	derivatives and other margin and collateral outflows, including those due to market moves;

•	potential cash outflows associated with our prime brokerage business;

•	additional collateral that could be called in the event of a two-notch downgrade in our credit ratings;

•	draws on our unfunded commitments not supported by William Street Funding Corporation (1); and

•	upcoming cash outflows, such as tax and other large payments.

       The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Year Ended November

	2006	2005

	(in millions)
U.S. dollar-denominated	$40,862	$35,310
Non-U.S. dollar-denominated	10,202	11,029

Total Global Core Excess	$51,064	$46,339

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
       The majority of our Global Core Excess is structured such that it is available to meet the liquidity requirements of our parent company, Group Inc., and all of its subsidiaries. The remainder is primarily held to better match the currency and timing requirements for potential liquidity obligations of our principal non-U.S. operating entities.

(1)	The Global Core Excess excludes liquid assets of $6.93 billion held separately by William Street Funding Corporation. See “— Contractual Obligations and Commitments” above for a further discussion of the William Street credit extension program.

       In addition to our Global Core Excess, we have a significant amount of other unencumbered securities as a result of our business activities. These assets, which are located in the United States, Europe and Asia, include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.
       We maintain Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class.

Asset-Liability Management
       We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. We utilize aged inventory limits for certain financial instruments as a disincentive to our businesses to hold inventory over longer periods of time. We believe that these limits provide a complementary mechanism for ensuring appropriate balance sheet liquidity in addition to our standard position limits. Although our balance sheet fluctuates due to seasonal activity, market conventions and periodic market opportunities in certain of our businesses, our total assets and adjusted assets at financial statement dates are not materially different than those occurring within our reporting periods.
       We seek to manage the maturity profile of our funding base such that we should be able to liquidate our assets prior to our liabilities coming due, even in times of prolonged or severe liquidity stress. We do not rely on immediate sales of assets (other than our Global Core Excess) to maintain liquidity in a distressed environment, although we recognize orderly asset sales may be prudent and necessary in a persistent liquidity crisis.
       In order to avoid reliance on asset sales, our goal is to ensure that we have sufficient total capital (unsecured long-term borrowings plus total shareholders’ equity) to fund our balance sheet for at least one year. The amount of our total capital is based on an internal liquidity model, which incorporates, among other things, the following long-term financing requirements:

•	the portion of financial instruments owned that we believe could not be funded on a secured basis in periods of market stress, assuming conservative loan values;

•	goodwill and identifiable intangible assets, property, leasehold improvements and equipment, and other illiquid assets;

•	derivative and other margin and collateral requirements;

•	anticipated draws on our unfunded loan commitments; and

•	capital or other forms of financing in our regulated subsidiaries that is in excess of their long-term financing requirements. See “— Conservative Liability Structure” below for a further discussion of how we fund our subsidiaries.

       Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of November

	2006	2005

	(in millions)
Mortgage whole loans and collateralized debt obligations (1)	$41,017	$31,459
Bank loans (2)	28,196	13,843
High-yield securities	11,054	8,822
Emerging market debt securities	2,291	1,789
SMFG convertible preferred stock	4,505	4,058
ICBC ordinary shares (3)	5,194	—
Other corporate principal investments (4)	3,675	1,723
Other private equity and restricted public equity securities	3,736	1,297
Real estate principal investments (4)	588	745

(1)	Includes certain mortgage-backed interests held in QSPEs. See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our securitization activities.

(2)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(3)	Includes interests of $3.28 billion as of November 2006 held by investment funds managed by Goldman Sachs.

(4)	Excludes assets related to consolidated merchant banking funds of $6.03 billion and $1.93 billion as of November 2006 and November 2005, respectively, for which Goldman Sachs is not at risk.

       A large portion of these assets are funded through secured funding markets or nonrecourse financing. We focus on demonstrating a consistent ability to fund these assets on a secured basis for extended periods of time to reduce refinancing risk and to help ensure that they have an established amount of loan value in order that they can be funded in periods of market stress.
       See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding the financial instruments we hold.
     Conservative Liability Structure
       We seek to structure our liabilities conservatively to reduce refinancing risk and the risk that we may redeem or repurchase certain of our borrowings prior to their contractual maturity. Our conservative liability structure reflects the following policies:

•	We fund a substantial portion of our inventory on a secured basis. We believe secured financing provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to underlying collateral.

•	Our liquidity depends to an important degree on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of November 2006 and November 2005, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings was $47.9 billion and $47.2 billion, respectively. See Note 4 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our unsecured short-term borrowings.

•	We recognize that secured funding transactions have greater refinancing risk when the underlying collateral is more difficult to fund. Consequently, we seek longer maturities for secured funding transactions collateralized by these assets. In some cases, we use extendible maturity features to obtain a rolling minimum term to the funding.

•	We issue substantially all of our unsecured debt without provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.
       We seek to maintain broad and diversified funding sources globally for both secured and unsecured funding. We make extensive use of the repurchase agreement and securities lending markets, as well as other secured funding markets. In addition, we issue debt through syndicated U.S. registered offerings, U.S. registered and 144A medium-term note programs, offshore medium-term note offerings and other bond offerings, U.S. and non-U.S. commercial paper and promissory note issuances, and other methods. We also arrange for letters of credit to be issued on our behalf.
       We benefit from distributing our debt issuances through our own sales force to a large, diverse global creditor base and we believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies and mutual funds. We access funding in a variety of markets in the United States, Europe and Asia. We have imposed various internal guidelines on investor concentration, including the amount of our commercial paper that can be owned and letters of credit that can be issued by any single investor or group of investors.
       To mitigate refinancing risk, we have created internal guidelines on the principal amount of debt maturing on any one day or during any week or year. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through 2012:

(1)	Our unsecured long-term borrowings include extendible debt if the earliest maturity is one year or greater from our financial statement date. Extendible debt is categorized in the maturity profile at the earliest possible maturity even though the debt can be, and in the past generally has been, extended.

       The weighted average maturity of our unsecured long-term borrowings as of November 2006 was approximately eight years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.
       For a discussion of factors that could impair our ability to access the capital markets, see “— Certain Risk Factors That May Affect Our Business” above as well as “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.
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
       We also manage our liquidity risk by requiring senior and subordinated intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. This policy ensures that the subsidiaries’ obligations to the parent company will generally mature in advance of the parent company’s third-party borrowings. In addition, many of our subsidiaries and affiliates pledge collateral to the parent company to cover their intercompany borrowings (other than subordinated debt) in order to mitigate parent company liquidity risk.
       Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of November 2006, Group Inc. had $17.32 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $23.87 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.50 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $2.79 billion invested in Goldman Sachs Japan Co., Ltd. (GSJCL) a regulated Japanese broker-dealer. Group Inc. also had $46.25 billion of unsubordinated loans to these entities as of November 2006, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

Crisis Planning
       In order to be prepared for a liquidity event, or a period of market stress, we base our liquidity risk management framework and our resulting funding and liquidity policies on conservative stress-scenario assumptions. Our planning incorporates several market-based and operational stress scenarios. We also periodically conduct liquidity crisis drills to test our lines of communication and backup funding procedures.
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
       The following table sets forth our unsecured credit ratings as of November 2006:

	Short-Term Debt	Long-Term Debt	Subordinated Debt (1)	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)	Not applicable	Not applicable
Fitch, Inc.	F1+	AA-	A+	A+
Moody’s Investors Service	P1	Aa3	A1	A2
Standard & Poor’s (2)	A-1+	AA-	A+	A

(1)	During 2006, we issued $4.46 billion of subordinated debt. See Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our subordinated debt.

(2)	During the fourth quarter of 2006, Standard & Poor’s raised our short-term debt rating from A-1 to A-1+, our long-term debt rating from A+ to AA-, our subordinated debt from A to A+ and our preferred stock from A- to A.

       As of November 2006, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $595 million would have been required in the event of a one-notch reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of a two-notch downgrade in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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
       Year Ended November 2006. Our cash and cash equivalents decreased by $3.97 billion to $6.29 billion at the end of 2006. We raised $53.40 billion in net cash from financing activities, primarily in long-term borrowings as well as through secured financings, partially offset by common stock repurchases. We used net cash of $57.37 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.
       Year Ended November 2005. Our cash and cash equivalents increased by $5.90 billion to $10.26 billion at the end of 2005. We raised $19.37 billion in net cash from financing activities, primarily in long-term borrowings, in light of the favorable debt financing environment, as well as through secured financings, partially offset by common stock repurchases. We used net cash of $13.48 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

       Year Ended November 2004. Our cash and cash equivalents decreased by $2.72 billion to $4.37 billion at the end of 2004. We raised $31.75 billion in net cash from financing activities, primarily in long-term borrowings, in light of the favorable debt financing environment, as well as through secured financings. We used net cash of $34.48 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves, to meet additional collateral requirements at securities exchanges and clearing organizations and to provide additional funding support for our William Street loan commitments program.
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
       We manage operational risk through the application of long-standing, but continuously evolving, firmwide control standards: the training, supervision and development of our people; the active participation and commitment of senior management in a continuous process of identifying and mitigating key operational risks across Goldman Sachs; and a framework of strong and independent control departments that monitor operational risk on a daily basis. Together, these elements form a strong firmwide control culture that serves as the foundation of our efforts to minimize events that create operational risk and the damage they can cause.
       The Operational Risk Department, an independent risk management function, is responsible for developing and implementing a standardized framework to identify, measure, monitor and manage operational risk across Goldman Sachs. This framework, which evolves with the changing needs of our businesses and regulatory guidance, takes into account internal and external operational risk events, business environment and internal control factors, the ongoing analysis of business-specific risk metrics and the use of scenario analysis. While individual business units have direct responsibility for the control and mitigation of operational risk, this framework provides a consistent methodology for identifying and monitoring operational risk factors at the business unit and firmwide level. For a further discussion of operational risk see “— Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.
Recent Accounting Developments
       SFAS No. 123-R. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123-R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. We adopted SFAS No. 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent to adoption. The accounting treatment of share-based awards granted to retirement-eligible employees prior to our adoption of SFAS No. 123-R has not changed and financial statements for periods prior to adoption are not restated for the effects of adopting SFAS No. 123-R.
       SFAS No. 123-R requires the immediate expensing of share-based awards granted to retirement-eligible employees, including awards subject to non-compete agreements. Share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, our compensation and benefits expenses in 2006 included (and, to a lesser extent, 2007 and 2008 will include) both the amortization of awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R as well as the full grant-date fair value of new awards granted to such employees under SFAS No. 123-R. If we had amortized share-based compensation prior to the adoption of SFAS No. 123-R over a period beginning on the date of grant and ending on the earlier of the vesting date or the date of retirement eligibility, compensation and benefits expenses would have been $637 million lower in 2006, approximately $350 million higher in 2005 and approximately $375 million higher in 2004.
       SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to compensation and benefits expense when an employee left Goldman Sachs and forfeited the award. In the first quarter of 2006, we recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123-R as of the first day of our 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to our results of operations.
       EITF Issue No. 04-5. In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. Goldman Sachs, as the general partner of numerous merchant banking and asset management partnerships, was required to adopt the provisions of EITF Issue No. 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of 2007 for partnerships formed on or before June 29, 2005 that have not been modified. We have generally provided limited partners in these funds with rights to remove Goldman Sachs as the general partner or to terminate the partnerships. Therefore, the adoption of EITF Issue No. 04-5 did not have a material effect on our financial condition, results of operations or cash flows in 2006 for partnerships formed or modified after June 29, 2005 and is not expected to have a material effect in 2007.
       SFAS No. 155. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits an entity to measure at fair value any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As permitted, we early adopted SFAS No. 155 in the first quarter of 2006. Adoption did not have a material effect on our financial condition, results of operations or cash flows.
       SFAS No. 156. Effective for the first quarter of 2006, we adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. Goldman Sachs acquires residential mortgage servicing rights in connection with its mortgage securitization activities and has elected under SFAS No. 156 to account for these servicing rights at fair value. Adoption did not have a material effect on our financial condition, results of operations or cash flows.
       FIN No. 46-R-6. In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46-R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46-R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46-R by requiring an analysis of the purpose for which an entity was created and the variability that the entity was designed to create. This FSP must be applied prospectively to all entities with which a reporting enterprise first becomes involved and to all entities previously required to be analyzed under FIN No. 46-R when a reconsideration event has occurred. As permitted, we early adopted FSP FIN No. 46-R-6 in the third quarter of 2006. Adoption did not have a material effect on our financial condition, results of operations or cash flows.

       FIN No. 48. In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that management determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We expect to adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. We are currently evaluating the impact of adopting FIN No. 48 on our financial condition, results of operations and cash flows.
       SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. SFAS No. 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts (and hybrid instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as modified by SFAS No. 155) where we cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS No. 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, SFAS No. 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of SFAS No. 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS No. 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption.
       We intend to adopt SFAS No. 157 in the first quarter of 2007. To determine the transition adjustment to opening retained earnings, we have performed an analysis of existing derivative instruments measured under EITF Issue 02-3, hybrid financial instruments and block discounts. To determine the prospective transition adjustment that will be recorded in net revenues in the first quarter of 2007, we will perform an analysis of all other positions. With respect to principal investments, the prospective transition adjustment may include positive changes to investment valuations based on available market evidence even if there have been no third-party transactions in the capital structure of the underlying investee. The transition adjustment to opening retained earnings will not have a material effect on our financial condition. We are currently evaluating the impact of SFAS No. 157 on our results of operations for the first quarter of 2007.
       SFAS No. 158. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. We will adopt SFAS No. 158 as of the end of 2007. We do not expect that the adoption of SFAS No. 158 will have a material effect on our financial condition, results of operations or cash flows.

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
       As of the end of the firm’s 2006 fiscal year, management conducted an assessment of the effectiveness of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of November 24, 2006 was effective.
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
       Management’s assessment of the effectiveness of the firm’s internal control over financial reporting as of November 24, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 109 and 110, which expresses unqualified opinions on management’s assessment and on the effectiveness of the firm’s internal control over financial reporting as of November 24, 2006.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:
       We have completed integrated audits of The Goldman Sachs Group, Inc.’s consolidated financial statements and of its internal control over financial reporting as of November 24, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at November 24, 2006 and November 25, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended November 24, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
       Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page 108, that the Company maintained effective internal control over financial reporting as of November 24, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 24, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
January 31, 2007

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended November

	2006	2005	2004

	(in millions, except per
	share amounts)
Revenues
Investment banking	$5,613	$3,599	$3,286
Trading and principal investments	24,027	15,452	11,984
Asset management and securities services	4,527	3,090	2,655
Interest income	35,186	21,250	11,914

Total revenues	69,353	43,391	29,839
Interest expense	31,688	18,153	8,888

Revenues, net of interest expense	37,665	25,238	20,951

Operating expenses
Compensation and benefits	16,457	11,758	9,681

Brokerage, clearing, exchange and distribution fees	1,985	1,416	1,172
Market development	492	378	374
Communications and technology	544	490	461
Depreciation and amortization	521	501	499
Amortization of identifiable intangible assets	173	124	125
Occupancy	850	728	646
Professional fees	545	475	338
Cost of power generation	406	386	372
Other expenses	1,132	709	607

Total non-compensation expenses	6,648	5,207	4,594

Total operating expenses	23,105	16,965	14,275

Pre-tax earnings	14,560	8,273	6,676
Provision for taxes	5,023	2,647	2,123

Net earnings	9,537	5,626	4,553
Preferred stock dividends	139	17	—

Net earnings applicable to common shareholders	$9,398	$5,609	$4,553

Earnings per common share
Basic	$20.93	$11.73	$9.30
Diluted	19.69	11.21	8.92
Average common shares outstanding
Basic	449.0	478.1	489.5
Diluted	477.4	500.2	510.5
The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November

	2006	2005

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$6,293	$10,261
Cash and securities segregated for regulatory and other purposes	80,990	51,405
Receivables from brokers, dealers and clearing organizations	13,223	15,150
Receivables from customers and counterparties	79,790	60,231
Collateralized agreements:
Securities borrowed	219,342	191,800
Financial instruments purchased under agreements to resell	82,126	83,619

Financial instruments owned, at fair value	298,563	238,043
Financial instruments owned and pledged as collateral, at fair value	35,998	38,983

Total financial instruments owned, at fair value	334,561	277,026

Other assets	21,876	17,312

Total assets	$838,201	$706,804

Liabilities and shareholders’ equity
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	$47,904	$47,247
Payables to brokers, dealers and clearing organizations	6,293	10,014
Payables to customers and counterparties	217,581	178,304
Collateralized financings:
Securities loaned	22,208	23,331
Financial instruments sold under agreements to repurchase	147,492	149,026
Other secured financings	50,424	23,641
Financial instruments sold, but not yet purchased, at fair value	155,805	149,071
Other liabilities and accrued expenses	31,866	13,830
Unsecured long-term borrowings	122,842	84,338

Total liabilities	802,415	678,802

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 and 70,000 shares issued and outstanding as of November 2006 and November 2005, respectively, with liquidation preference of $25,000 per share	3,100	1,750
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 599,697,200 and 573,970,935 shares issued as of November 2006 and November 2005, respectively, and 412,666,084 and 437,170,695 shares outstanding as of November 2006 and November 2005, respectively	6	6
Restricted stock units and employee stock options	6,290	3,415
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	19,731	17,159
Retained earnings	27,868	19,085
Accumulated other comprehensive income	21	—
Common stock held in treasury, at cost, par value $0.01 per share; 187,031,116 and 136,800,240 shares as of November 2006 and November 2005, respectively	(21,230)	(13,413)

Total shareholders’ equity	35,786	28,002

Total liabilities and shareholders’ equity	$838,201	$706,804

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended November

	2006	2005	2004

	(in millions, except per
	share amounts)
Preferred stock
Balance, beginning of year	$1,750	$—	$—
Issued	1,350	1,750	—

Balance, end of year	3,100	1,750	—
Common stock, par value $0.01 per share
Balance, beginning of year	6	6	5
Issued	—	—	1

Balance, end of year	6	6	6
Restricted stock units and employee stock options
Balance, beginning of year	3,415	2,013	2,984
Issuance and amortization of restricted stock units and employee stock options	3,787	1,871	1,050
Delivery of common stock underlying restricted stock units	(781)	(423)	(1,948)
Forfeiture of restricted stock units and employee stock options	(129)	(37)	(62)
Exercise of employee stock options	(2)	(9)	(11)

Balance, end of year	6,290	3,415	2,013
Additional paid-in capital
Balance, beginning of year	17,159	15,501	13,562
Issuance of common stock, including proceeds from exercise of employee stock options	2,432	1,580	2,479
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(375)	(163)	(870)
Preferred stock issuance costs	(1)	(31)	—
Excess net tax benefit related to share-based compensation	653	272	330
Cash settlement of share-based compensation	(137)	—	—

Balance, end of year	19,731	17,159	15,501
Retained earnings
Balance, beginning of year	19,085	13,970	9,914
Net earnings	9,537	5,626	4,553
Dividends and dividend equivalents declared on common stock and restricted stock units	(615)	(494)	(497)
Dividends declared on preferred stock	(139)	(17)	—

Balance, end of year	27,868	19,085	13,970
Unearned compensation
Balance, beginning of year	—	(117)	(339)
Restricted stock units forfeited	—	—	11
Amortization of restricted stock units	—	117	211

Balance, end of year	—	—	(117)
Accumulated other comprehensive income/(loss)
Balance, beginning of year	—	11	6
Currency translation adjustment, net of tax	45	(27)	5
Minimum pension liability adjustment, net of tax	(27)	(11)	—
Net gains/(losses) on cash flow hedges, net of tax	(7)	9	—
Net unrealized gains/(losses) on available-for-sale securities, net of tax	10	18	—

Balance, end of year	21	—	11
Common stock held in treasury, at cost
Balance, beginning of year	(13,413)	(6,305)	(4,500)
Repurchased	(7,817)	(7,108)	(1,805)

Balance, end of year	(21,230)	(13,413)	(6,305)

Total shareholders’ equity	$35,786	$28,002	$25,079

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November

	2006	2005	2004

	(in millions)
Cash flows from operating activities
Net earnings	$9,537	$5,626	$4,553
Non-cash items included in net earnings
Depreciation and amortization	749	689	720
Amortization of identifiable intangible assets	246	165	125
Deferred income taxes	(1,505)	(450)	1,040
Share-based compensation	3,654	1,756	1,224
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(21,044)	(3,226)	(18,437)
Net receivables from brokers, dealers and clearing organizations	(1,794)	1,322	(776)
Net payables to customers and counterparties	20,520	2,953	36,669
Securities borrowed, net of securities loaned	(28,666)	(32,777)	(24,102)
Financial instruments sold under agreements to repurchase, net of financial instruments purchased under agreements to resell	(42)	62,269	(12,912)
Financial instruments owned, at fair value	(48,479)	(66,899)	(52,366)
Financial instruments sold, but not yet purchased, at fair value	6,384	16,974	29,429
Other, net	12,823	(815)	1,442

Net cash used for operating activities	(47,617)	(12,413)	(33,391)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,744)	(1,421)	(829)
Proceeds from sales of property, leasehold improvements and equipment	69	639	—
Business acquisitions, net of cash acquired	(1,661)	(556)	(255)
Proceeds from sales of investments	2,114	274	—
Purchase of available-for-sale securities	(12,922)	—	—
Proceeds from sales of available-for-sale securities	4,396	—	—

Net cash used for investing activities	(9,748)	(1,064)	(1,084)
Cash flows from financing activities
Other secured financings (short-term), net	16,856	2,238	4,600
Proceeds from issuance of other secured financings (long-term)	14,451	7,279	7,584
Repayment of other secured financings (long-term), including the current portion	(7,420)	(5,941)	(754)
Unsecured short-term borrowings, net	(4,031)	(5)	(699)
Proceeds from issuance of unsecured long-term borrowings	48,839	35,898	31,699
Repayment of unsecured long-term borrowings, including the current portion	(13,510)	(16,399)	(9,444)
Derivative contracts with a financing element, net	3,494	1,060	548
Common stock repurchased	(7,817)	(7,108)	(1,805)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(754)	(511)	(497)
Proceeds from issuance of common stock	1,613	1,143	521
Proceeds from issuance of preferred stock, net of issuance costs	1,349	1,719	—
Excess tax benefit related to share-based compensation	464	—	—
Cash settlement of share-based compensation	(137)	—	—

Net cash provided by financing activities	53,397	19,373	31,753

Net increase/(decrease) in cash and cash equivalents	(3,968)	5,896	(2,722)
Cash and cash equivalents, beginning of year	10,261	4,365	7,087

Cash and cash equivalents, end of year	$6,293	$10,261	$4,365

SUPPLEMENTAL DISCLOSURES:
Cash payments for interest, net of capitalized interest, were $30.98 billion, $17.49 billion and $8.55 billion for the years ended November 2006, November 2005 and November 2004, respectively.
Cash payments for income taxes, net of refunds, were $4.56 billion, $2.47 billion and $1.02 billion for the years ended November 2006, November 2005 and November 2004, respectively.
Non-cash activities:
The firm assumed $498 million, $1.15 billion and $1.63 billion of debt in connection with business acquisitions for the years ended November 2006, November 2005 and November 2004, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended November

	2006	2005	2004

	(in millions)
Net earnings	$9,537	$5,626	$4,553
Currency translation adjustment, net of tax	45	(27)	5
Minimum pension liability adjustment, net of tax	(27)	(11)	—
Net gains/(losses) on cash flow hedges, net of tax	(7)	9	—
Net unrealized gains/(losses) on available-for-sale securities, net of tax	10	18	—

Comprehensive income	$9,558	$5,615	$4,558

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business
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
       The firm’s activities are divided into three segments:

•	Investment Banking. The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals.

•	Trading and Principal Investments. The firm facilitates client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals and takes proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. In addition, the firm engages in specialist and market-making activities on equities and options exchanges and clears client transactions on major stock, options and futures exchanges worldwide. In connection with the firm’s merchant banking and other investing activities, the firm makes principal investments directly and through funds that the firm raises and manages.

•	Asset Management and Securities Services. The firm provides investment advisory and financial planning services and offers investment products (primarily through separate accounts and funds) across all major asset classes to a diverse group of institutions and individuals worldwide and provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide.

Note 2.	Significant Accounting Policies

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

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, including whether a derivative is considered passive and the degree of discretion a servicer may exercise. In accordance with SFAS No. 140 and FIN No. 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and does not hold a majority of the economic interests in any fund. For funds established on or before June 29, 2005 in which the firm holds more than a minor interest and for funds established or modified after June 29, 2005, the firm has generally provided the third-party investors with rights to remove the firm as the general partner or to terminate the funds (see “— Recent Accounting Developments” below for a discussion of the impact of Emerging Issues Task Force (EITF) Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”). These fund investments are included in “Financial instruments owned, at fair value” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       Unless otherwise stated herein, all references to November 2006, November 2005 and November 2004 refer to the firm’s fiscal years ended, or the dates, as the context requires, November 24, 2006, November 25, 2005 and November 26, 2004, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Use of Estimates
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
       Financial Instruments. “Total financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reflected in the consolidated statements of financial condition on a trade-date basis and consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses generally recognized in “Trading and principal investments” in the consolidated statements of earnings. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
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

Certain cash trading instruments trade infrequently and have little or no price transparency. Such instruments include certain corporate bank loans, mortgage whole loans and distressed debt. The firm values these instruments initially at cost and generally does not adjust valuations unless there is substantive evidence supporting a change in the value of the underlying instrument or valuation assumptions (such as similar market transactions, changes in financial ratios or changes in the credit ratings of the underlying companies). Where there is evidence supporting a change in the value, the firm uses valuation methodologies such as the present value of known or estimated cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash trading instruments owned by the firm (long positions) are marked to bid prices, and instruments sold but not yet purchased (short positions) are marked to offer prices. In certain circumstances, such as for positions that are illiquid or have transfer restrictions, the fair value reflects liquidity valuation adjustments based on market evidence or predetermined policies. For certain highly illiquid positions, management’s estimates are used to determine these liquidity valuation adjustments. See “— Recent Accounting Developments” below for a discussion of the impact of SFAS No. 157, “Fair Value Measurements” on the valuation of financial instruments.

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

Following day one, the firm adjusts the inputs to its valuation models only to the extent that changes in these inputs can be verified by similar market transactions, third-party pricing services and/or broker quotes, or can be derived from other substantive evidence such as empirical market data. In circumstances where the firm cannot verify the model to market transactions, it is possible that a different valuation model could produce a materially different

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimate of fair value. See “— Recent Accounting Developments” below for a discussion of the impact of SFAS No. 157 on the valuation of financial instruments.

•	Principal Investments. In valuing corporate and real estate principal investments included within the Principal Investments component of our Trading and Principal Investments segment, the firm’s portfolio is separated into private investments, investments in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG) and the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), and other public investments.

The firm’s private principal investments, by their nature, have little or no price transparency. Such investments are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. Downward adjustments are also made, in the absence of third-party transactions, if it is determined that the expected realizable value of the investment is less than the carrying value. In reaching that determination, many factors are considered including, but not limited to, the operating cash flows and financial performance of the companies or properties relative to budgets or projections, trends within sectors and/or regions, underlying business models, expected exit timing and strategy, and any specific rights or terms associated with the investment, such as conversion features and liquidation preferences. See “— Recent Accounting Developments” below for a discussion of the impact of SFAS No. 157 on the valuation of financial instruments.

The firm’s public principal investments, which tend to be large, concentrated holdings that result from initial public offerings or other corporate transactions, are valued using quoted market prices less a liquidity valuation adjustment based on predetermined written policies.

The firm’s investment in the convertible preferred stock of SMFG is carried at fair value, which is derived from a model that incorporates SMFG’s common stock price and credit spreads, the impact of nontransferability and illiquidity, and downside protection on the conversion strike price. The firm’s investment in the convertible preferred stock of SMFG is generally nontransferable without the consent of SMFG, but is freely convertible into SMFG common stock. As of November 2006, the firm had hedged two-thirds of the common stock underlying its investment in SMFG. Restrictions on the firm’s ability to hedge or sell the remaining shares will lapse on February 7, 2007. As of November 2006, the conversion price was ¥318,800, subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,100).

The firm’s investment in the ordinary shares of ICBC is carried at fair value using quoted market prices less a liquidity valuation adjustment. The ordinary shares acquired from ICBC are subject to transfer restrictions that, among other things, prohibit any sale, disposition or other transfer until April 28, 2009. From April 28, 2009 to October 20, 2009, the firm may transfer up to 50% of the aggregate ordinary shares of ICBC that the firm owned as of October 20, 2006. The firm may transfer the remaining shares after October 20, 2009. A portion of the firm’s interest is held by investment funds managed by the firm.
       Transfers of Financial Assets. In general, transfers of financial assets are accounted for as sales under SFAS No. 140 when the firm has relinquished control over the transferred assets. For transfers accounted for as sales, any related gains or losses are recognized in net revenues. Transfers that are not accounted for as sales are accounted for as collateralized financings, with the related interest expense recognized in net revenues over the lives of the transactions.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       Collateralized Agreements and Financings. Collateralized agreements consist of resale agreements and securities borrowed. Collateralized financings consist of repurchase agreements, securities loaned and other secured financings. Interest income or expense on collateralized agreements and collateralized financings is recognized in net revenues over the life of the transaction.

•	Resale and Repurchase Agreements. Financial instruments purchased under agreements to resell and financial instruments sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent short-term collateralized financing transactions and are carried in the consolidated statements of financial condition at their contractual amounts plus accrued interest. These amounts are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied. The firm receives financial instruments purchased under agreements to resell, makes delivery of financial instruments sold under agreements to repurchase, monitors the market value of these financial instruments on a daily basis and delivers or obtains additional collateral as appropriate.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are recorded based on the amount of cash collateral advanced or received. These transactions are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate.

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. The firm records these financings based on the amount of cash received. See Note 3 for further information regarding these arrangements.
       Power Generation. Power generation revenues associated with the firm’s consolidated power generation facilities are included in “Trading and principal investments” in the consolidated statements of earnings when power is delivered. These revenues were $553 million, $496 million and $488 million for the years ended November 2006, November 2005 and November 2004, respectively.
       Beginning in the fourth quarter of 2006, “Cost of power generation” in the consolidated statements of earnings was reclassified to operating expenses. “Cost of power generation” was previously reported as a reduction to revenues. “Compensation and benefits” includes direct employee costs associated with the firm’s consolidated power generation facilities and “Cost of power generation” includes the other direct costs associated with these power generation facilities and related contractual assets. Prior periods have been reclassified to conform to the current presentation, with no impact to our reported net earnings. This reclassification increased operating expenses as follows:

	Year Ended November

	2006	2005	2004

	(in millions)
Compensation and benefits	$78	$70	$29
Cost of power generation	406	386	372

Total	$484	$456	$401

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       Commissions. Commission revenues from executing and clearing client transactions on stock, options and futures markets worldwide are recognized in “Trading and principal investments” in the consolidated statements of earnings on a trade-date basis.
       Insurance Activities. Revenues from variable annuity and variable life insurance contracts, and from providing reinsurance of such contracts, generally consist of fees assessed on contract holder account balances for mortality charges, policy administration and surrender charges. These fees are recognized within “Trading and principal investments” in the consolidated statements of earnings in the period that services are provided.
       Interest credited to variable annuity and life insurance account balances and changes in reserves are recognized in “Other expenses” in the consolidated statements of earnings.
       Premiums earned for providing property catastrophe reinsurance are recognized within “Trading and principal investments” in the consolidated statements of earnings over the coverage period, net of premiums ceded for the cost of reinsurance. Expenses for liabilities related to property catastrophe reinsurance claims, including estimates of claims that have been incurred but not reported, are recognized within “Other expenses” in the consolidated statements of earnings.
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
       Asset Management. Management fees are recognized over the period that the related service is provided based upon average net asset values. In certain circumstances, the firm is also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are generally based on investment performance over a 12-month period and are subject to adjustment prior to the end of the measurement period. Accordingly, incentive fees are recognized in the consolidated statements of earnings when the measurement period ends. Asset management fees and incentive fees are included in “Asset management and securities services” in the consolidated statements of earnings.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       SFAS No. 123-R requires the immediate expensing of share-based awards granted to retirement-eligible employees, including awards subject to non-compete agreements. Share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). Consequently, the firm’s compensation and benefits expenses in 2006 included (and, to a lesser extent, 2007 and 2008 will include) both the amortization of awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R as well as the full grant-date fair value of new awards granted to such employees under SFAS No. 123-R. If the firm had amortized share-based compensation prior to the adoption of SFAS No. 123-R over a period beginning on the date of grant and ending on the earlier of the vesting date or the date of retirement eligibility, compensation and benefits expenses would have been $637 million lower in 2006, approximately $350 million higher in 2005 and approximately $375 million higher in 2004.
       SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123-R, forfeiture benefits were recorded as a reduction to compensation and benefits expense when an employee left the firm and forfeited the award. In the first quarter of 2006, the firm recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123-R as of the first day of the firm’s 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to the firm’s results of operations.
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       If the firm were to recognize compensation expense over the relevant service period, generally three years, under the fair value method per SFAS No. 123 with respect to stock options granted for the year ended November 29, 2002 and prior years, net earnings would have decreased, resulting in pro forma net earnings and earnings per common share (EPS) as set forth below:

		Year Ended November

		2005	2004

		(in millions, except per
		share amounts)
Net earnings applicable to common shareholders, as reported		$5,609	$4,553
Add:	Share-based compensation expense, net of related tax effects, included in reported net earnings	1,133	790
Deduct:	Share-based compensation expense, net of related tax effects, determined under the fair value method for all awards	(1,178)	(947)

Pro forma net earnings applicable to common shareholders		$5,564	$4,396

Earnings per common share, as reported
Basic		$11.73	$9.30
Diluted		11.21	8.92
Pro forma earnings per common share
Basic		$11.64	$8.98
Diluted		11.12	8.61
       The firm pays cash dividend equivalents on outstanding restricted stock units. Dividend equivalents paid on restricted stock units accounted for under SFAS No. 123 and SFAS No. 123-R are charged to retained earnings when paid. SFAS No. 123-R requires dividend equivalents paid on restricted stock units expected to be forfeited to be included in compensation expense. Prior to the adoption of SFAS No. 123-R, dividend equivalents paid on restricted stock units that were later forfeited by employees were reclassified to compensation expense from retained earnings. Dividend equivalents paid on restricted stock units granted prior to 2003 were accounted for under APB Opinion No. 25 and charged to compensation expense. The tax benefit related to dividend equivalents paid on restricted stock units is accounted for as a reduction of income tax expense.
       Prior to the adoption of SFAS No. 123-R, the firm presented all tax benefits resulting from share-based compensation as cash flows from operating activities in the consolidated statements of cash flows. SFAS No. 123-R requires cash flows resulting from tax deductions in excess of the grant-date fair value of share-based awards to be included in cash flows from financing activities.
       In certain cases, primarily related to the death of an employee or conflicted employment (as outlined in the applicable award agreements), the firm may cash settle share-based compensation awards. “Additional paid-in capital” is adjusted to the extent of the difference between the current value of the award and the grant-date value of the award.

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

Foreign Currency Translation
       Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange for the year. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, on the consolidated statements of comprehensive income. The firm seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the consolidated statements of comprehensive income. For foreign currency-denominated debt, hedge effectiveness is assessed based on changes in spot rates. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the consolidated statements of earnings.

Income Taxes
       Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of the firm’s assets and liabilities. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The firm’s tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively, in the consolidated statements of financial condition. Tax provisions are computed in accordance with SFAS No. 109, “Accounting for Income Taxes.” Contingent liabilities related to income taxes are recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies,” as amended, have been met (see “— Recent Accounting Developments” below for a discussion of the impact of FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” on SFAS No. 109).

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

Recent Accounting Developments
       EITF Issue No. 04-5. In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. The firm, as the general partner of numerous merchant banking and asset management partnerships, was required to adopt the provisions of EITF Issue No. 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of 2007 for partnerships formed on or before June 29, 2005 that have not been modified. The firm has generally provided limited partners in these funds with rights to remove the firm as the general partner or to terminate the partnerships. Therefore, the adoption of EITF Issue No. 04-5 did not have a material effect on the firm’s financial condition, results of operations or cash flows in 2006 for partnerships formed or modified after June 29, 2005 and is not expected to have a material effect in 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       SFAS No. 155. In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits an entity to measure at fair value any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As permitted, the firm early adopted SFAS No. 155 in the first quarter of 2006. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.
       SFAS No. 156. Effective for the first quarter of 2006, the firm adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which permits entities to elect to measure servicing assets and servicing liabilities at fair value and report changes in fair value in earnings. The firm acquires residential mortgage servicing rights in connection with its mortgage securitization activities and has elected under SFAS No. 156 to account for these servicing rights at fair value. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.
       FIN No. 46-R-6. In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46-R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46-R.” This FSP addresses how a reporting enterprise should determine the variability to be considered in applying FIN No. 46-R by requiring an analysis of the purpose for which an entity was created and the variability that the entity was designed to create. This FSP must be applied prospectively to all entities with which a reporting enterprise first becomes involved and to all entities previously required to be analyzed under FIN No. 46-R when a reconsideration event has occurred. As permitted, the firm early adopted FSP FIN No. 46-R-6 in the third quarter of 2006. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.
       FIN No. 48. In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that the firm determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The firm expects to adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. The firm is currently evaluating the impact of adopting FIN No. 48 on its financial condition, results of operations and cash flows.
       SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. SFAS No. 157 nullifies the consensus reached in EITF Issue No. 02-3 prohibiting the recognition of day one gain or loss on derivative contracts (and hybrid instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as modified by SFAS No. 155) where the firm cannot verify all of the significant model inputs to observable market data and verify the model to market transactions. However, SFAS No. 157 requires that a fair value measurement technique include an adjustment for risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model, if market participants would also include such an adjustment. In addition, SFAS No. 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available in an active market. The provisions of SFAS No. 157 are to be applied prospectively, except for changes in fair value measurements that result from the initial application of SFAS No. 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid instruments measured at fair value and block discounts, which are to be recorded as an adjustment to opening retained earnings in the year of adoption.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       The firm intends to adopt SFAS No. 157 in the first quarter of 2007. To determine the transition adjustment to opening retained earnings, the firm has performed an analysis of existing derivative instruments measured under EITF Issue 02-3, hybrid financial instruments and block discounts. To determine the prospective transition adjustment that will be recorded in net revenues in the first quarter of 2007, the firm will perform an analysis of all other positions. With respect to principal investments, the prospective transition adjustment may include positive changes to investment valuations based on available market evidence even if there have been no third-party transactions in the capital structure of the underlying investee. The transition adjustment to opening retained earnings will not have a material effect on the firm’s financial condition. The firm is currently evaluating the impact of SFAS No. 157 on its results of operations for the first quarter of 2007.
       SFAS No. 158. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The firm will adopt SFAS No. 158 as of the end of 2007. The firm does not expect that the adoption of SFAS No. 158 will have a material effect on its financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Financial Instruments

Fair Value of Financial Instruments
       The following table sets forth the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value:

	As of November

	2006				2005

	Assets		Liabilities		Assets		Liabilities

	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$14,723	(1)	$—		$14,609	(1)	$—
U.S. government, federal agency and sovereign obligations	64,383		51,200		68,688		51,458
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	41,017		253		31,459		223
Investment-grade corporate bonds	17,485		4,745		12,415		4,232
Bank loans	28,196		1,154		13,843		288
High-yield securities	11,054		2,064		8,822		2,072
Preferred stock	7,927		118		7,315		71
Other	1,267		241		877		278

	106,946		8,575		74,731		7,164
Equities and convertible debentures	75,355		30,323		56,656		32,565
State, municipal and provincial obligations	3,688		—		2,524		—
Derivative contracts	67,543	(2)	65,496	(3)	58,532	(2)	57,829	(3)
Physical commodities	1,923		211		1,286		55

Total	$334,561	(4)	$155,805		$277,026		$149,071

(1)	Includes $6.93 billion and $6.12 billion, as of November 2006 and November 2005, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program (see Note 6 for further information regarding the William Street program).

(2)	Net of cash received pursuant to credit support agreements of $24.06 billion and $22.61 billion as of November 2006 and November 2005, respectively.

(3)	Net of cash paid pursuant to credit support agreements of $16.00 billion and $16.10 billion as of November 2006 and November 2005, respectively.

(4)	Includes securities held by the firm’s bank and insurance subsidiaries, which are accounted for as “available-for-sale” (AFS) under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table sets forth the types of AFS securities and their maturity profile:

	As of November 2006

	Under			10 Years
	One Year	1-5 Years	5-10 Years	or Greater	Total

	(in millions)
Mortgage-backed and other federal agency securities	$2,374	$1,031	$146	$111	$3,662
Investment-grade corporate bonds	23	1,403	42	51	1,519
Collateralized debt obligations	192	4,199	—	121	4,512
Other debt securities	115	31	52	54	252

Total	$2,704	$6,664	$240	$337	$9,945

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Concentrations
       Credit concentrations may arise from trading, investing and financing activities and may be impacted by changes in economic, industry or political factors. The firm seeks to mitigate credit risk by actively monitoring exposures and obtaining collateral as deemed appropriate. While the firm’s activities expose it to many different industries and counterparties, the firm routinely executes a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment funds and other institutional clients, resulting in significant credit concentration with respect to this industry. In the ordinary course of business, the firm may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer.
       As of both November 2006 and November 2005, the firm held U.S. government and federal agency obligations that represented 6% and 7% of the firm’s total assets, respectively. In addition, most of the firm’s financial instruments purchased under agreements to resell are collateralized by U.S. government, federal agency and other sovereign obligations. As of November 2006 and November 2005, the firm did not have credit exposure to any other counterparty that exceeded 5% of the firm’s total assets.

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
       Certain cash instruments, such as mortgage-backed securities, interest-only and principal-only obligations, and indexed debt instruments, are not considered derivatives even though their values or contractually required cash flows are derived from the price of some other security or index. However, certain commodity-related contracts are included in the firm’s derivatives disclosure, as these contracts may be settled in cash or the assets to be delivered under the contract are readily convertible into cash.
       The firm enters into derivative transactions, to facilitate client transactions, to take proprietary positions and as a means of risk management. Risk exposures are managed through diversification, by controlling position sizes and by entering into offsetting positions. For example, the firm may manage the risk related to a portfolio of common stock by entering into an offsetting position in a related equity-index futures contract.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       The firm applies hedge accounting under SFAS No. 133 to certain derivative contracts. The firm uses these derivatives to manage certain interest rate and currency exposures, including the firm’s net investment in non-U.S. operations. The firm designates certain interest rate swap contracts as fair value hedges. These interest rate swap contracts hedge changes in the relevant benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR)), effectively converting a substantial portion of the firm’s unsecured long-term and certain unsecured short-term borrowings into floating rate obligations. In addition, the firm applies cash flow hedge accounting to a limited number of foreign currency forward contracts that hedge currency exposure on certain forecasted transactions in its consolidated power generation facilities. See Note 2 for information regarding the firm’s policy on foreign currency forward contracts used to hedge its net investment in non-U.S. operations.
       The firm applies a long-haul method to substantially all of its hedge accounting relationships to perform an ongoing assessment of the effectiveness of these relationships in achieving offsetting changes in fair value or offsetting cash flows attributable to the risk being hedged. The firm utilizes a dollar-offset method, which compares the change in the fair value of the hedging instrument to the change in the fair value of the hedged item, excluding the effect of the passage of time, to prospectively and retrospectively assess hedge effectiveness. The firm’s prospective dollar-offset assessment utilizes scenario analyses to test hedge effectiveness via simulations of numerous parallel and slope shifts of the relevant yield curve. Parallel shifts change the interest rate of all maturities by identical amounts. Slope shifts change the curvature of the yield curve. For both the prospective assessment, in response to each of the simulated yield curve shifts, and the retrospective assessment, a hedging relationship is deemed to be effective if the fair values of the hedging instrument and the hedged item change inversely within a range of 80% to 125%.
       For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. For cash flow hedges, the effective portion of gains or losses on derivative transactions is reported as a component of “Other comprehensive income.” Gains or losses related to hedge ineffectiveness for all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the years ended November 2006, November 2005 and November 2004. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the consolidated statements of earnings.

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

	As of November

	2006		2005

	Assets	Liabilities	Assets	Liabilities

	(in millions)
Forward settlement contracts	$11,751	$14,335	$13,921	$15,345
Swap agreements	28,012	22,471	25,865	22,001
Option contracts	27,780	28,690	18,746	20,483

Total	$67,543	$65,496	$58,532	$57,829

       The fair values of derivatives accounted for as qualifying hedges under SFAS No. 133 consisted of $2.66 billion and $2.10 billion in assets as of November 2006 and November 2005, respectively, and $551 million and $443 million in liabilities as of November 2006 and November 2005, respectively.
       The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings, had a carrying value of $1.13 billion and $607 million (excluding the debt host contract) as of November 2006 and November 2005, respectively. See Notes 4 and 5 for further information regarding the firm’s unsecured borrowings.

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
       The firm may retain interests in securitized financial assets, primarily in the form of senior or subordinated securities, including residual interests. Retained interests are accounted for at fair value and are included in “Total financial instruments owned, at fair value” in the consolidated statements of financial condition.
       During the years ended November 2006 and November 2005, the firm securitized $103.92 billion and $92.00 billion, respectively, of financial assets, including $67.73 billion and $65.18 billion, respectively, of residential mortgage loans and securities. Cash flows received on retained interests were approximately $801 million and $908 million for the years ended November 2006 and November 2005, respectively.
       As of November 2006 and November 2005, the firm held $7.08 billion and $6.07 billion of retained interests, respectively, including $5.18 billion and $5.62 billion, respectively, held in QSPEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       The following table sets forth the weighted average key economic assumptions used in measuring the fair values of the firm’s retained interests and the sensitivity of those fair values to immediate adverse changes of 10% and 20% in those assumptions (1):

	As of November 2006			As of November 2005

	Type of Retained Interests			Type of Retained Interests

	Mortgage-		Corporate	Mortgage-		Corporate
	Backed	CDOs	Debt (4)	Backed	CDOs	Debt (4)

	($ in millions)
Fair value of retained interests	$4,013	$1,973	$1,097	$4,190	$592	$1,283
Weighted average life (years)	6.0	7.0	2.2	6.0	5.3	2.2
Constant prepayment rate	21.2%	24.5%	N/A	19.1%	21.1%	N/A
Impact of 10% adverse change	$(121)	$(2)	$—	$(66)	$(1)	$—
Impact of 20% adverse change	(221)	(6)	—	(121)	(1)	—
Anticipated credit losses (2)	2.0%	2.0%	N/A	2.5%	2.5%	N/A
Impact of 10% adverse change (3)	$(81)	$(3)	$—	$(36)	$(4)	$—
Impact of 20% adverse change (3)	(155)	(4)	—	(64)	(8)	—
Discount rate	9.4%	6.9%	2.4%	7.4%	4.8%	3.7%
Impact of 10% adverse change	$(136)	$(35)	$(9)	$(114)	$(8)	$(10)
Impact of 20% adverse change	(266)	(70)	(17)	(221)	(14)	(21)

(1)	Beginning in the fourth quarter of 2006, all retained interests have been included in the sensitivity analysis. Previously, the analysis only included retained interests not valued using quoted market prices in active markets. Also, the firm changed its methodology for quantifying the sensitivity to changes in assumptions to consider negative impacts on a bond-by-bond basis rather than at the overall portfolio level and for applying anticipated credit losses. The prior year amounts have been adjusted to conform to the current presentation.

(2)	Anticipated credit losses are computed only on positions in which expected credit loss is a key assumption in the determination of fair values.

(3)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(4)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.
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
       In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests approximated $8 billion and $5 billion as of November 2006 and November 2005, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable Interest Entities (VIEs)
       The firm, in the ordinary course of business, retains interests in VIEs in connection with its securitization activities. The firm also purchases and sells variable interests in VIEs, which primarily issue mortgage-backed and other asset-backed securities and collateralized debt obligations (CDOs), in connection with its market-making activities and makes investments in and loans to VIEs that hold performing and nonperforming debt, equity, real estate, power-related and other assets. In addition, the firm utilizes VIEs to provide investors with principal-protected notes, credit-linked notes and asset-repackaged notes designed to meet their objectives.
       VIEs generally purchase assets by issuing debt and equity instruments. In certain instances, the firm provides guarantees to VIEs or holders of variable interests in VIEs. In such cases, the maximum exposure to loss included in the tables set forth below is the notional amount of such guarantees. Such amounts do not represent anticipated losses in connection with these guarantees.
       The firm’s variable interests in VIEs include senior and subordinated debt; loan commitments; limited and general partnership interests; preferred and common stock; interest rate, foreign currency, equity, commodity and credit derivatives; guarantees; and residual interests in mortgage-backed and asset-backed securitization vehicles and CDOs. The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities.
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of November 2006

		Maximum Exposure to Loss in Nonconsolidated VIEs

		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives (1)	Investments	Total

			(in millions)
Collateralized debt obligations	$37,610	$2,406	$—	$9,782	$—	$12,188
Real estate, credit-related and other investing (2)	16,300	—	113	8	2,088	2,209
Municipal bond securitizations	1,182	—	1,182	—	—	1,182
Mortgage-backed and other asset-backed	8,239	477	—	66	—	543
Power-related	3,422	10	73	—	597	680
Principal-protected notes	4,363	—	—	3,437	—	3,437
Asset repackagings and credit-linked notes	1,360	—	—	355	—	355

Total	$72,476	$2,893	$1,368	$13,648	$2,685	$20,594

	As of November 2005

		Maximum Exposure to Loss in Nonconsolidated VIEs

		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives (1)	Investments	Total

			(in millions)
Collateralized debt obligations	$24,295	$780	$—	$4,536	$—	$5,316
Real estate, credit-related and other investing (2)	16,065	—	259	—	1,508	1,767
Municipal bond securitizations	—	—	—	—	—	—
Mortgage-backed and other asset-backed	4,545	208	—	52	—	260
Power-related	6,667	2	95	—	1,070	1,167
Principal-protected notes	1,387	—	—	1,312	—	1,312
Asset repackagings and credit-linked notes	1,181	—	—	215	—	215

Total	$54,140	$0,990	$0,354	$06,115	$2,578	$10,037

(1)	Derivatives related to CDOs consist of total return swaps on investment-grade securities issued by VIEs and out-of-the-money written put options on investment-grade collateral held by VIEs. Derivatives related to principal-protected notes consist of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing. Derivatives related to asset repackagings and credit-linked notes consist of interest rate swaps, equity swaps, commodity swaps and purchased credit default protection, through which the firm creates structured notes designed for specific needs of investors. The derivative transactions included in the above table do not expose the firm to a majority of the VIE’s expected losses or expected residual returns and, consequently, the firm is not the primary beneficiary of the VIE. In certain cases, the firm is the primary beneficiary in these types of transactions (see table of consolidated VIEs below).

(2)	The firm obtains interests in these VIEs in connection with making proprietary investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities. The transactions included in the above table do not expose the firm to a majority of the VIE’s expected losses or expected residual returns and, consequently, the firm is not the primary beneficiary of the VIE. In certain cases, the firm is the primary beneficiary in these types of transactions (see table of consolidated VIEs below).

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

	As of November 2006		As of November 2005

		Maximum		Maximum
		Exposure		Exposure
	VIE Assets (1)	to Loss	VIE Assets (1)	to Loss

	(in millions)
Real estate, credit-related and other investing	$3,077	$1,368	$2,999	$1,268
Municipal bond securitizations	2,715	2,715	1,587	1,587
Mortgage-backed and other asset-backed	1,537	20	172	4
Foreign exchange and commodities	433	340	600	205
Principal-protected notes	894	774	894	876
Asset repackagings and credit-linked notes	388	36	372	4

Total	$9,044	$5,253	$6,624	$3,944

(1)	Consolidated VIE assets include assets financed on a nonrecourse basis.

Collateralized Transactions
       The firm receives financial instruments as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. Such financial instruments may include obligations of the U.S. government, federal agencies, sovereigns and corporations, as well as equities and convertibles.
       In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of November 2006 and November 2005, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $746.08 billion and $629.94 billion, respectively, of which the firm delivered or repledged $639.87 billion and $550.76 billion, respectively.
       The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Financial instruments owned and pledged to counterparties that have the right to deliver or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the consolidated statements of financial condition and were $36.00 billion and $38.98 billion as of November 2006 and November 2005, respectively. Financial instruments owned and pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the consolidated statements of financial condition and were $134.31 billion and $116.27 billion as of November 2006 and November 2005, respectively. Other assets (primarily real estate, power generation facilities and related assets, and

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $5.34 billion and $5.04 billion as of November 2006 and November 2005, respectively.
       In addition to repurchase agreements and securities lending agreements, the firm obtains secured funding through the use of other arrangements. Other secured financings include arrangements that are nonrecourse, that is, only the subsidiary that executed the arrangement or a subsidiary guaranteeing the arrangement is obligated to repay the financing. Other secured financings consist of liabilities related to the firm’s William Street program, consolidated variable interest entities, collateralized central bank financings, transfers of financial assets that are accounted for as financings rather than sales (primarily pledged bank loans and mortgage whole loans), consolidated power generation facilities and other structured financing arrangements.
       Other secured financings are set forth in the table below:

	As of November

	2006	2005

	(in millions)
Other secured financings (short-term) (1)(2)(3)	$24,290	$7,972
Other secured financings (long-term):
2007	—	2,159
2008	5,535	702
2009	877	3,420
2010	1,894	3,352
2011	5,105	812
2012-thereafter	12,723	5,224

Total other secured financings (long-term) (4)(5)	26,134	15,669

Total other secured financings (6)(7)	$50,424	$23,641

(1)	As of November 2006, consists of U.S. dollar-denominated financings of $14.28 billion with a weighted average interest rate of 5.22% and non-U.S. dollar-denominated financings of $10.01 billion with a weighted average interest rate of 2.00%. As of November 2005, consists of U.S. dollar-denominated financings of $5.01 billion with a weighted average interest rate of 4.16% and non-U.S. dollar-denominated financings of $2.96 billion with a weighted average interest rate of 3.25%.

(2)	Includes $3.30 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155 as of November 2006.

(3)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(4)	As of November 2006, consists of U.S. dollar-denominated financings of $16.97 billion with a weighted average interest rate of 5.61% and non-U.S. dollar-denominated financings of $9.16 billion with a weighted average interest rate of 3.81%. As of November 2005, consists of U.S. dollar-denominated financings of $9.65 billion with a weighted average interest rate of 4.65% and non-U.S. dollar-denominated financings of $6.02 billion with a weighted average interest rate of 3.08%.

(5)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(6)	Includes $19.79 billion and $14.29 billion of nonrecourse financings as of November 2006 and November 2005, respectively.

(7)	As of November 2006, $47.22 billion of these financings were collateralized by financial instruments and $3.20 billion by other assets (primarily real estate, power generation facilities and related assets, and cash). As of November 2005, $20.51 billion of these financings were collateralized by financial instruments and $3.13 billion by other assets.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.	Unsecured Short-Term Borrowings
       The firm obtains unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and hybrid debt instruments. As of November 2006 and November 2005, these borrowings were $47.90 billion and $47.25 billion, respectively. Such amounts include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.
       Unsecured short-term borrowings are set forth below:

	As of November

	2006	2005

	(in millions)
Promissory notes	$13,811	$17,339
Commercial paper	1,489	5,154
Current portion of unsecured long-term borrowings	14,115	15,819
Hybrid debt instruments (1)	14,060	3,901
Other short-term borrowings	4,429	5,034

Total (2)	$47,904	$47,247

(1)	Hybrid debt instruments are financial instruments that contain bifurcatable embedded derivatives, $10.22 billion of which were accounted for at fair value under SFAS No. 155 as of November 2006.

(2)	The weighted average interest rates for these borrowings were 5.13% and 4.01% as of November 2006 and November 2005, respectively. The weighted average interest rates, after giving effect to hedging activities, were 5.16% and 3.99% as of November 2006 and November 2005, respectively. The weighted average interest rates as of November 2006 excluded hybrid debt instruments accounted for at fair value under SFAS No. 155.

Note 5.	Unsecured Long-Term Borrowings
       The firm obtains unsecured long-term borrowings that consist principally of senior borrowings with maturities extending to 2036. As of November 2006 and November 2005, these borrowings were $122.84 billion and $84.34 billion, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       Unsecured long-term borrowings are set forth below:

	As of November

	2006	2005

	(in millions)
Fixed rate obligations (1)
U.S. dollar	$41,719	$34,792
Non-U.S. dollar	22,854	16,079
Floating rate obligations (2)
U.S. dollar	38,342	23,041
Non-U.S. dollar	19,927	10,426

Total (3)	$122,842	$84,338

(1)	As of both November 2006 and November 2005, interest rates on U.S. dollar fixed rate obligations ranged from 3.88% to 12.00%. As of November 2006 and November 2005, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.31% to 8.88% and from 0.67% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $7.25 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155 as of November 2006.
       Unsecured long-term borrowings by maturity date are set forth below:

	As of November

	2006 (1)(2)			2005 (1)(2)

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total

	(in millions)
2007	$—	$—	$—	$11,597	$766	$12,363
2008	14,848	3,038	17,886	5,662	2,725	8,387
2009	12,398	2,978	15,376	6,123	2,793	8,916
2010	5,034	4,945	9,979	5,163	5,595	10,758
2011	5,675	4,389	10,064	4,434	1,024	5,458
2012-thereafter	42,106	27,431	69,537	24,854	13,602	38,456

Total	$80,061	$42,781	$122,842	$57,833	$26,505	$84,338

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.
       The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, and equity-linked and indexed contracts, to effectively convert a substantial portion of its unsecured long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the carrying value of unsecured long-term borrowings approximated fair value as of November 2006 and November 2005.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of November

	2006		2005

	Amount	Rate	Amount	Rate

	($ in millions)
Fixed rate obligations	$1,997	6.13%	$2,289	6.05%
Floating rate obligations (1)	120,845	5.75	82,049	4.42

Total	$122,842	5.75	$84,338	4.46

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

Subordinated Borrowings
       Unsecured long-term borrowings include $7.51 billion and $2.99 billion of subordinated borrowings as of November 2006 and November 2005, respectively, as set forth below.
       Subordinated Notes. As of November 2006, the firm had $4.67 billion of subordinated notes outstanding with maturities ranging from 2007 to 2036. The effective weighted average interest rate on these subordinated notes was 6.24%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2005, the firm had $150 million of subordinated notes outstanding with maturities ranging from 2006 to 2019 and with an effective weighted average interest rate of 6.39%. These notes are junior in right of payment to all of the firm’s senior indebtedness.
       Junior Subordinated Debentures. The firm issued $2.84 billion of junior subordinated debentures in its first quarter of 2004 to Goldman Sachs Capital Trust I (the Trust), a Delaware statutory trust created for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures issued by the firm and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of November 2006 and November 2005, the firm held all the common beneficial interests. The Trust is a wholly owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Commitments, Contingencies and Guarantees

Commitments
       Forward Starting Collateralized Agreements and Financings. The firm had forward starting resale agreements and securities borrowing agreements of $18.29 billion and $20.83 billion as of November 2006 and November 2005, respectively. The firm had forward starting repurchase agreements and securities lending agreements of $17.15 billion and $29.10 billion as of November 2006 and November 2005, respectively.
       Commitments to Extend Credit. In connection with its lending activities, the firm had outstanding commitments to extend credit of $100.48 billion and $61.12 billion as of November 2006 and November 2005, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value.
       The following table summarizes the firm’s commitments to extend credit at November 2006 and November 2005:
Commitments to Extend Credit

	Year Ended November

	2006	2005

	(in millions)
William Street program	$18,831	$14,505
Other commercial lending commitments
Investment-grade	7,604	17,592
Non-investment-grade	57,017	18,536
Warehouse financing	17,026	10,489

Total commitments to extend credit	$100,478	$61,122

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are primarily extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, and, to a lesser extent, by William Street Credit Corporation, another consolidated wholly owned subsidiary of Group Inc. A majority of the commitments extended by Commitment Corp. are supported by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to substantially all of the William Street commitments, SMFG provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commitments, up to a maximum of $1.13 billion. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Other commercial lending commitments. In addition to the commitments issued under the William Street credit extension program, the firm extends other credit commitments, primarily in connection with contingent acquisition financing and other types of corporate lending. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm often syndicates all or substantial portions of these commitments, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets to be securitized, primarily in connection with CDOs and mortgage securitizations. These financings are expected to be repaid from the proceeds of the related securitizations for which the firm may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of mortgage-backed and other asset-backed securities, residential and commercial mortgages and corporate debt instruments.
       Letters of Credit. The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $5.73 billion and $9.23 billion as of November 2006 and November 2005, respectively.
       Merchant Banking Commitments. The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt instruments in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $6.36 billion and $3.54 billion in corporate and real estate investment funds as of November 2006 and November 2005, respectively.
       Construction-Related Commitments. As of November 2006 and November 2005, the firm had construction-related commitments of $1.63 billion and $579 million, respectively, including commitments of $1.07 billion and $481 million, respectively, related to the development of wind energy projects. Construction-related commitments also include outstanding commitments of $500 million and $47 million as of November 2006 and November 2005, respectively, related to the firm’s new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion.
       Underwriting Commitments. As of November 2006, the firm had commitments to purchase $2.62 billion of securities in connection with its underwriting activities. As of November 2005, the firm had no such commitments.
       Other. The firm had other purchase commitments of $393 million and $563 million as of November 2006 and November 2005, respectively. In addition, the firm had other investment commitments of $1.88 billion and $81 million as of November 2006 and November 2005, respectively.
       Leases. The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future minimum rental payments, net of minimum sublease rentals, and rent charged to operating expense for the last three years are set forth below:

(in millions)
Minimum rental payments
2007	$564
2008	387
2009	371
2010	285
2011	250
2012-thereafter	2,195

Total	$4,052

Net rent expense
2004	$356
2005	359
2006	404

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
       In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death benefits to certain contract holders. The total account balances of contract holders to whom the firm has provided such guaranteed minimum death benefits was $8.04 billion as of November 2006, and the weighted average attained age of these contract holders was 70 years. The net amount at risk, representing guaranteed minimum death benefits in excess of contract holder account balances, was $1.27 billion as of November 2006. The firm has established a reserve for its liability related to guaranteed minimum death benefits (see Note 10 for more information on the firm’s insurance liabilities).

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
       In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., standby letters of credit and other guarantees to enable clients to complete transactions and merchant banking fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.
       The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of November 2006 and November 2005:

	As of November 2006

	Maximum Payout/Notional Amount by Period of Expiration (5)

		2008-	2010-	2012-
	2007	2009	2011	Thereafter	Total

	(in millions)
Derivatives (1)	$379,256	$428,258	$460,088	$399,449	$1,667,051
Securities lending indemnifications (2)	19,023	—	—	—	19,023
Guarantees of trust preferred beneficial interest (3)	174	349	349	6,676	7,548
Other financial guarantees (4)	592	99	76	86	853

	As of November 2005

	Maximum Payout/Notional Amount by Period of Expiration (5)

		2007-	2009-	2011-
	2006	2008	2010	Thereafter	Total

	(in millions)
Derivatives (1)	$356,131	$244,163	$259,332	$289,459	$1,149,085
Securities lending indemnifications (2)	16,324	—	—	—	16,324
Guarantees of trust preferred beneficial interest (3)	174	349	349	6,851	7,723
Other financial guarantees (4)	516	144	230	177	1,067

(1)	The aggregate carrying value of these derivatives as of November 2006 was an asset of $1.12 billion, consisting of contracts with an asset value of $11.06 billion and contracts with a liability value of $9.94 billion. The aggregate carrying value as of November 2005 was a liability of $8.22 billion, consisting of contracts with an asset value of $1.91 billion and contracts with a liability value of $10.13 billion. The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held by the lenders in connection with securities lending indemnifications was $19.70 billion and $16.89 billion as of November 2006 and November 2005, respectively.

(3)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeems the junior subordinated debentures issued to fund the Trust. See Note 5 for further information regarding the Trust.

(4)	The carrying value of these guarantees was a liability of $15 million and $4 million as of November 2006 and November 2005, respectively.

(5)	Such amounts do not represent the anticipated losses in connection with these contracts.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of November 2006 and November 2005.
       The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of November 2006 and November 2005.

Note 7.	Shareholders’ Equity
       Dividends declared per common share were $1.30 in 2006, $1.00 in 2005, and $1.00 in 2004. On December 11, 2006, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per common share to be paid on February 22, 2007, to common shareholders of record on January 23, 2007.
       During 2006, the firm repurchased 50.2 million shares of its common stock at a total cost of $7.82 billion, and during 2005, the firm repurchased 63.7 million shares of its common stock at a total cost of $7.11 billion. The average price paid per share for repurchased shares was $155.64 and $111.57 for the years ended November 2006 and November 2005, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 3.0 million restricted stock units with a total value of $375 million in 2006, and it canceled 1.6 million restricted stock units with a total value of $163 million in 2005.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       During 2006, the firm issued 54,000 shares of perpetual Floating Rate Non-Cumulative Preferred Stock, Series D. As of November 2006, the firm had 124,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:
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
       Dividends declared per preferred share were $1,434.79, $1,593.06, $1,465.19 and $709.10 for Series A, Series B, Series C and Series D preferred stock, respectively, in 2006. Dividends declared per share of Series A preferred stock were $578.72 in 2005. On December 11, 2006, the Board declared a dividend per preferred share of $391.28, $387.50, $391.28 and $386.17 for Series A, Series B, Series C and Series D preferred stock, respectively, to be paid on February 10, 2007 to preferred shareholders of record on January 26, 2007.
       The following table sets forth the firm’s accumulated other comprehensive income by type:

	As of
	November

	2006		2005

	(in millions)
Currency translation adjustment, net of tax	$29		$(16)
Minimum pension liability adjustment, net of tax	(38)		(11)
Net gains/(losses) on cash flow hedges, net of tax	2		9
Net unrealized gains on available-for-sale securities, net of tax	28	(1)	18

Total accumulated other comprehensive income, net of tax	$21		$—

(1)	Consists of net unrealized gains of $10 million on available-for-sale securities held by the firm’s bank and insurance subsidiaries and net unrealized gains of $18 million on available-for-sale securities held by investees accounted for under the equity method.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Earnings Per Common Share
       The computations of basic and diluted earnings per common share are set forth below:

	Year Ended November

	2006	2005	2004

	(in millions, except per
	share amounts)
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$9,398	$5,609	$4,553

Denominator for basic EPS — weighted average number of common shares	449.0	478.1	489.5
Effect of dilutive securities
Restricted stock units	13.6	9.9	9.6
Stock options	14.8	12.2	11.4

Dilutive potential common shares	28.4	22.1	21.0

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	477.4	500.2	510.5

Basic EPS	$20.93	$11.73	$9.30
Diluted EPS	19.69	11.21	8.92

(1)	The diluted EPS computations do not include the antidilutive effect of the following options:

	Year Ended November

	2006	2005	2004

	(in millions)
Number of antidilutive options, end of period	—	1	1

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill
       The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the consolidated statements of financial condition:

	As of November

	2006	2005

	(in millions)
Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	136	91
Equities (1)	2,381	2,390
Principal Investments	4	1
Asset Management and Securities Services
Asset Management (2)	421	424
Securities Services	117	117

Total	$3,184	$3,148

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets
       The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of identifiable intangible assets:

		As of November

		2006	2005

		(in millions)
Customer lists (1)	Gross carrying amount	$1,034	$1,021
	Accumulated amortization	(297)	(244)

	Net carrying amount	$737	$777

Power contracts (2)	Gross carrying amount	$750	$497
	Accumulated amortization	(83)	(16)

	Net carrying amount	$667	$481

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(172)	(134)

specialist rights	Net carrying amount	$542	$580

Insurance-related	Gross carrying amount	$396	$—
assets (3)	Accumulated amortization	(34)	—

	Net carrying amount	$362	$—

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF)	Accumulated amortization	(33)	(27)

specialist rights	Net carrying amount	$105	$111

Other (4)	Gross carrying amount	$335	$312
	Accumulated amortization	(246)	(206)

	Net carrying amount	$89	$106

Total	Gross carrying amount	$3,367	$2,682
	Accumulated amortization	(865)	(627)

	Net carrying amount	$2,502	$2,055

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix Energy, Inc. and National Energy & Gas Transmission, Inc. (NEGT). Substantially all of these power contracts have been pledged to counterparties in connection with the firm’s secured financings. The weighted average remaining life of these power contracts is approximately 11 years. The increase in the carrying value of power contracts in 2006 was due to a restructuring of certain contracts, which resulted in the consolidation of the associated power generation facilities that had been previously accounted for under the equity method.

(3)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in 2006. DAC results from commissions paid by the firm to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with the firm and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is seven years as of the end of 2006.

(4)	Primarily includes technology-related and other assets related to SLK.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 12 years.
       Amortization expense associated with identifiable intangible assets was $246 million, $165 million and $125 million for the years ended November 2006, November 2005 and November 2004, respectively. Amortization expense associated with the firm’s consolidated power generation facilities is reported within “Cost of power generation” in the consolidated statements of earnings.
       The estimated future amortization for existing identifiable intangible assets through 2011 is set forth below:

(in millions)
2007	$265
2008	223
2009	210
2010	198
2011	190

Note 10.	Other Assets and Other Liabilities

Other Assets
       Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of November

	2006	2005

	(in millions)
Goodwill and identifiable intangible assets (1)	$5,686	$5,203
Property, leasehold improvements and equipment (2)	6,990	5,097
Equity-method investments	2,764	2,965
Income tax-related assets	3,427	1,304
Miscellaneous receivables and other	3,009	2,743

Total	$21,876	$17,312

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(2)	Net of accumulated depreciation and amortization of $5.06 billion and $4.62 billion for November 2006 and November 2005, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Liabilities
       Other liabilities and accrued expenses primarily includes insurance-related liabilities, compensation and benefits, minority interest in consolidated entities, litigation and regulatory liabilities, tax-related payables, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of November

	2006	2005

	(in millions)
Insurance-related liabilities (1)	$11,471	$—
Compensation and benefits	9,165	6,598
Minority interest (2)	4,759	3,164
Income tax-related liabilities	2,639	868
Accrued expenses and other payables	3,832	3,200

Total	$31,866	$13,830

(1)	Insurance-related liabilities are set forth in the table below:

	As of November

	2006	2005

	(in millions)
Separate account liabilities	$7,957	$—
Liabilities for future benefits and unpaid claims	2,123	—
Contract holder account balances	1,134	—
Reserves for guaranteed minimum death and income benefits	257	—

Total insurance-related liabilities	$11,471	$—

Separate account liabilities are offset by separate account assets, representing segregated contract holder funds under variable annuity and variable life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm has a receivable for $1.33 billion related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and has a receivable of $786 million related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders.

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

(2)	Includes $3.31 billion and $2.04 billion related to consolidated merchant banking funds as of November 2006 and November 2005, respectively.

Note 11.	Employee Benefit Plans
       The firm sponsors various pension plans and certain other postretirement benefit plans, primarily healthcare and life insurance. The firm also provides certain benefits to former or inactive employees prior to retirement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Pension Plans and Postretirement Plans
       Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. The firm also maintains a defined benefit pension plan for substantially all U.S. employees hired prior to November 1, 2003. As of November 2004, this plan has been closed to new participants and no further benefits will be accrued to existing participants. In addition, the firm has unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and their dependents covered under these programs.
       The following table provides a summary of the changes in the plans’ benefit obligations and the fair value of assets for November 2006 and November 2005 and a statement of the funded status of the plans as of November 2006 and November 2005:

	As of or for the Year Ended November

	2006			2005

	U.S.	Non-U.S.	Post-	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement	Pension	Pension	retirement

	(in millions)
Benefit obligation
Balance, beginning of year	$393	$486	$277	$355	$474	$215
Service cost	—	58	19	—	44	23
Interest cost	21	25	19	19	20	13
Plan amendments	—	1	48	—	—	—
Actuarial loss	(13)	38	17	25	65	32
Benefits paid	(6)	(4)	(8)	(6)	(67)	(6)
Effect of foreign exchange rates	—	69	—	—	(50)	—

Balance, end of year	$395	$673	$372	$393	$486	$277

Fair value of plan assets
Balance, beginning of year	$354	$392	$—	$318	$382	$—
Actual return on plan assets	55	58	—	32	64	—
Firm contributions	20	4	8	10	30	6
Employee contributions	—	1	—	—	1	—
Benefits paid	(6)	(3)	(8)	(6)	(43)	(6)
Effect of foreign exchange rates	—	54	—	—	(42)	—

Balance, end of year	$423	$506	$—	$354	$392	$—

Prepaid/(accrued) benefit cost
Funded status	$28	$(167)	$(372)	$(39)	$(94)	$(277)
Unrecognized loss	77	159	101	129	143	88
Unrecognized transition (asset)/obligation	(17)	5	1	(20)	5	1
Unrecognized prior service cost	—	5	46	—	4	12
Adjustment to recognize additional minimum liability	(10)	(46)	—	(18)	(1)	—

Prepaid/(accrued) benefit cost	$78	$(44)	$(224)	$52	$57	$(176)

       The accumulated benefit obligation for all defined benefit pension plans was $944 million and $795 million as of November 2006 and November 2005, respectively.
       For plans in which the accumulated benefit obligation exceeded plan assets, the aggregate projected benefit obligation and accumulated benefit obligation was $771 million and $647 million, respectively, as of November 2006, and $135 million and $126 million, respectively, as of November 2005. The fair value of plan assets for each of these plans was $583 million and $64 million as of November 2006 and November 2005, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       The components of pension expense/(income) and postretirement expense are set forth below:

	Year Ended November

	2006	2005	2004

	(in millions)
U.S. pension
Service cost	$—	$—	$10
Interest cost	21	19	18
Expected return on plan assets	(26)	(27)	(23)
Net amortization	7	6	5

Total	$2	$(2)	$10

Non-U.S. pension
Service cost	$58	$44	$44
Interest cost	25	20	16
Expected return on plan assets	(29)	(23)	(20)
Net amortization	11	12	8
Other (1)	—	(17)	—

Total	$65	$36	$48

Postretirement
Service cost	$19	$23	$9
Interest cost	19	13	12
Net amortization	18	4	11

Total	$56	$40	$32

(1)	Represents a benefit as a result of the termination of a Japanese pension plan.
       The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension cost are set forth below. These assumptions represent a weighted average of the assumptions used for the U.S. and non-U.S. plans and are based on the economic environment of each applicable country.

	Year Ended November

	2006	2005	2004

Defined benefit pension plans
U.S. pension — projected benefit obligation
Discount rate	5.50%	5.25%	5.50%
Rate of increase in future compensation levels	N/A	N/A	N/A
U.S. pension — net periodic benefit cost
Discount rate	5.25	5.50	6.00
Rate of increase in future compensation levels	N/A	N/A	5.00
Expected long-term rate of return on plan assets	7.50	7.50	8.50
Non-U.S. pension — projected benefit obligation
Discount rate	4.85	4.81	4.63
Rate of increase in future compensation levels	4.98	4.75	4.49
Non-U.S. pension — net periodic benefit cost
Discount rate	4.81	4.63	4.76
Rate of increase in future compensation levels	4.75	4.49	4.37
Expected long-term rate of return on plan assets	6.93	6.35	6.25
Postretirement plans — benefit obligation
Discount rate	5.50%	5.25%	5.50%
Rate of increase in future compensation levels	5.00	5.00	5.00
Postretirement plans — net periodic benefit cost
Discount rate	5.25	5.50	6.00
Rate of increase in future compensation levels	5.00	5.00	5.00

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
       For measurement purposes, an annual growth rate in the per capita cost of covered healthcare benefits of 10.74% was assumed for the year ending November 2007. The rate was assumed to decrease ratably to 5.00% for the year ending November 2015 and remain at that level thereafter.
       The assumed cost of healthcare has an effect on the amounts reported for the firm’s postretirement plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase		1% Decrease

	2006	2005	2006	2005

	(in millions)
Cost	$9	$6	$(7)	$(5)
Obligation	79	48	(62)	(37)
       The following table sets forth the composition of plan assets for the U.S. and non-U.S. defined benefit pension plans by asset category:

	As of November

	2006		2005

	U.S.	Non-U.S.	U.S.	Non-U.S.
	Pension	Pension	Pension	Pension

Equity securities	64%	61%	64%	70%
Debt securities	22	8	21	8
Other	14	31	15	22

Total	100%	100%	100%	100%

       The investment approach of the firm’s U.S. and major non-U.S. defined benefit pension plans involves employing a sufficient level of flexibility to capture investment opportunities as they occur, while maintaining reasonable parameters to ensure that prudence and care are exercised in the execution of the investment programs. The plans employ a total return on investment approach, whereby a mix, which is broadly similar to the actual asset allocation as of November 2006, of equity securities, debt securities and other assets, is targeted to maximize the long-term return on assets for a given level of risk. Investment risk is measured and monitored on an ongoing basis by the firm’s Retirement Committee through periodic portfolio reviews, meetings with investment managers and annual liability measurements.
       The firm will contribute a minimum of $30 million to its pension plans and $9 million to its postretirement plans in 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       The following table sets forth benefits projected to be paid from the firm’s U.S. and non-U.S. defined benefit pension and postretirement plans (net of Medicare subsidy receipts) and reflects expected future service, where appropriate:

	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement

	(in millions)
2007	$7	$6	$9
2008	7	6	10
2009	8	6	11
2010	9	6	12
2011	10	6	13
2012-2016	67	35	83

Defined Contribution Plans
       The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $230 million, $305 million and $189 million for the years ended November 2006, November 2005 and November 2004, respectively.

Note 12.	Employee Incentive Plans

Stock Incentive Plan
       The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (the Amended SIP), which provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units and other share-based awards. In the second quarter of 2003, the Amended SIP was approved by the firm’s shareholders, effective for grants after April 1, 2003, and no further awards were or will be made under the original plan after that date, although awards granted under the original plan prior to that date remain outstanding.
       The total number of shares of common stock that may be issued under the Amended SIP through 2008 may not exceed 250 million shares and, in each year thereafter, may not exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding year, increased by the number of shares available for awards in previous years but not covered by awards granted in such years. As of November 2006 and November 2005, 180.0 million and 196.6 million shares, respectively, were available for grant under the Amended SIP, after taking into account stock-based compensation awards that were issued subsequent to year end, as part of year-end compensation.

Other Compensation Arrangements
       In November 2004, the firm adopted new deferred compensation plans for eligible employees. In general, under the plans, participants are able to defer payment of a portion of their cash year-end compensation. During the deferral period, participants are able to nominally invest their deferrals in certain alternatives available under the plans. Generally, under current tax law, participants are not subject to income tax on amounts deferred or on any notional investment earnings until the returns are distributed, and the firm is not entitled to a corresponding tax deduction until the amounts are distributed. The firm has recognized compensation expense for the amounts deferred under these plans. As of November 2006 and November 2005, $245 million and $134 million, respectively, related to these plans was included in “Other liabilities and accrued expenses” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       In November 2004, the firm adopted a discount stock program through which eligible senior executives may acquire restricted stock units in 2006 and 2005 under the firm’s Amended SIP at an effective 25% discount. The 25% discount is effected by an additional grant of restricted stock units equal to one-third of the number of restricted stock units purchased by qualifying participants. The purchased restricted stock units are 100% vested when granted, but the shares underlying them are not able to be sold or transferred (other than to satisfy tax obligations) before the third anniversary of the grant date. The shares underlying the restricted stock units that are granted in order to effect the 25% discount will generally vest in equal installments on the second and third anniversaries following the grant date and will not be transferable before the third anniversary of the grant date. Compensation expense related to these restricted stock units is recognized over the vesting period. The total value of restricted stock units granted in 2006 and 2005 in order to effect the 25% discount was $72 million and $79 million, respectively.

Restricted Stock Units
       The firm issued restricted stock units to employees under the Amended SIP, primarily in connection with year-end compensation and acquisitions. Year-end restricted stock units generally vest as outlined in the applicable restricted stock unit agreements and deliver shortly after the third anniversary of the grant date. All employee restricted stock unit agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. Of the total restricted stock units outstanding as of November 2006 and November 2005, (i) 26.4 million units and 30.1 million units, respectively, required future service as a condition to the delivery of the underlying shares of common stock and (ii) 38.9 million units and 25.0 million units, respectively, did not require future service. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements. When delivering the underlying shares to employees, the firm generally issues new shares of common stock, as opposed to reissuing treasury shares. The activity related to these restricted stock units is set forth below:

			Weighted Average Grant-Date
	Restricted Stock		Fair Value of Restricted
	Units Outstanding		Stock Units Outstanding

	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required

Outstanding, November 2005 (1)	30,117,820	24,993,866	$112.01	$107.18
Granted (2)(3)(4)	7,499,157	12,217,441	191.08	200.62
Forfeited	(940,930)	(189,715)	109.85	98.95
Delivered (5)	—	(8,399,126)	—	92.00
Vested (4)	(10,295,675)	10,295,675	101.08	101.08

Outstanding, November 2006	26,380,372	38,918,141	$138.83	$138.22

(1)	Includes restricted stock units granted to employees during the year ended November 2006 as part of compensation for 2005.

(2)	Includes restricted stock units granted to employees subsequent to November 2006 as part of compensation for 2006.

(3)	The weighted average grant-date fair value of restricted stock units granted during the years ended November 2006, November 2005 and November 2004 was $196.99, $129.03 and $104.15, respectively.

(4)	The aggregate fair value of awards vested during the years ended November 2006, November 2005 and November 2004 was $4.40 billion, $2.05 billion and $1.64 billion, respectively.

(5)	Includes restricted stock units that were cash settled.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
       Stock options granted to employees generally vest as outlined in the applicable stock option agreement and first become exercisable on or after the third anniversary of the grant date. Year-end stock options for 2006 and 2005 become exercisable in January 2010 and January 2009, respectively, and expire on November 25, 2016 and November 27, 2015, respectively. Shares received on exercise prior to January 2011 for year-end 2006 options and January 2010 for year-end 2005 options can not be sold, transferred or otherwise disposed of until January 2011 and January 2010, respectively. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. In general, all stock options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the Amended SIP and the applicable stock option agreement. The dilutive effect of the firm’s outstanding stock options is included in “Average common shares outstanding — Diluted” on the consolidated statements of earnings.
       The activity related to these stock options is set forth below:

		Weighted	Aggregate	Weighted Average
	Options	Average	Intrinsic Value	Remaining
	Outstanding	Exercise Price	(in millions)	Life (years)

Outstanding, November 2005 (1)	64,237,687	$83.24
Granted (2)	2,937,772	199.84
Exercised (3)	(21,323,726)	78.09
Forfeited	(204,637)	90.27

Outstanding, November 2006	45,647,096	$93.12	$4,952	5.31

Exercisable, November 2006	38,781,928	81.87	4,643	4.62

(1)	Includes stock options granted to employees during the year ended November 2006 as part of compensation for 2005.

(2)	Includes stock options granted to employees subsequent to November 2006 as part of compensation for 2006.

(3)	Includes stock options that were cash settled.
       The total intrinsic value of options exercised during the years ended November 2006, November 2005 and November 2004 was $1.52 billion, $766 million and $363 million, respectively.
       The options outstanding as of November 2006 are set forth below:

				Weighted	Weighted Average
			Options	Average	Remaining
Exercise Price			Outstanding	Exercise Price	Life (years)

$45.00	–	$59.99	5,037,067	$52.97	2.50
60.00	–	74.99	—	—	—
75.00	–	89.99	17,604,474	81.12	4.89
90.00	–	104.99	16,938,811	91.91	5.09
105.00	–	119.99	—	—	—
120.00	–	134.99	3,128,972	131.64	9.00
135.00	–	194.99	—	—	—
195.00	–	209.99	2,937,772	199.84	10.00

Outstanding, November 2006			45,647,096

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       The weighted average fair value of options granted for 2006, 2005 and 2004 was $49.96 per option, $32.91 per option and $32.22 per option, respectively. Fair value was estimated as of the grant date based on a Black-Scholes option-pricing model using the following weighted average assumptions:

	Year Ended November

	2006	2005	2004

Risk-free interest rate	4.6%	4.5%	3.4%
Expected volatility	27.5	30.0	35.0
Dividend yield	0.7	0.9	1.0
Expected life	7.5 years	7.5 years	5 years
       The fair value of options granted in 2006 and 2005 reflects an additional discount for sales restrictions on the shares of common stock underlying such options that apply until January 2011 and January 2010, respectively. The expected life of the options granted in 2006 and 2005 has been extended to 7.5 years to reflect the estimated impact of the sales restrictions on the expected life of the awards.
       The following table sets forth share-based compensation and the related tax benefit:

	Year Ended November

	2006	2005	2004

	(in millions)
Share-based compensation	$3,669	$1,758	$1,225
Excess tax benefit related to options exercised	542	268	124
Excess tax benefit related to share-based compensation (1)	653	272	330

(1)	Represents the tax benefit, recognized in additional paid-in capital, on stock options exercised and the delivery of common stock underlying restricted stock units.
       As of November 2006, there was $2.51 billion of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.15 years.
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

Note 13.	Transactions with Affiliated Funds
       The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $3.37 billion, $2.08 billion and $1.72 billion for the years ended November 2006, November 2005 and November 2004, respectively. As of November 2006 and November 2005, the fees receivable from these funds were $362 million and $388 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $3.94 billion and $2.17 billion as of November 2006 and November 2005, respectively. In the ordinary course of business, the firm

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading and custody. See Note 6 for the firm’s commitments related to these funds.

Note 14.	Income Taxes
       The components of the net tax expense reflected in the consolidated statements of earnings are set forth below:

	Year Ended November

	2006	2005	2004

	(in millions)
Current taxes
U.S. federal	$3,736	$1,504	$374
State and local	627	213	46
Non-U.S.	2,165	1,380	663

Total current tax expense	6,528	3,097	1,083

Deferred taxes
U.S. federal	(635)	3	827
State and local	(262)	(4)	98
Non-U.S.	(608)	(449)	115

Total deferred tax (benefit)/expense	(1,505)	(450)	1,040

Net tax expense	$5,023	$2,647	$2,123

       Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.
       Significant components of the firm’s deferred tax assets and liabilities are set forth below:

	As of November

	2006	2005

	(in millions)
Deferred tax assets
Compensation and benefits	$2,763	$1,563
Other, net	1,104	319

	3,867	1,882
Valuation allowance (1)	(81)	(6)

Total deferred tax assets	3,786	1,876

Deferred tax liabilities
Depreciation and amortization	1,040	625
Unrealized gains	367	455

Total deferred tax liabilities	$1,407	$1,080

(1)	Relates primarily to the ability to utilize losses in various tax jurisdictions.
       The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
November 2006, this policy resulted in an unrecognized net deferred tax liability of $210 million attributable to reinvested earnings of $2.90 billion.
       During 2006, the valuation allowance was increased by $75 million, primarily due to the acquisition of deferred tax assets considered more likely than not to expire unused. Net operating loss carryforwards were $1.78 billion and $352 million as of November 2006 and November 2005, respectively.
       The firm had federal net operating loss carryforwards, primarily resulting from acquisitions, of $203 million and $24 million as of November 2006 and November 2005, respectively. The firm recorded a related net deferred income tax asset of $69 million and $8 million as of November 2006 and November 2005, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2010. Acquired alternative minimum tax credit carryforwards of $7 million as of November 2005 were fully utilized in 2006.
       The firm had state and local net operating loss carryforwards, primarily resulting from acquisitions, of $1.52 billion and $328 million as of November 2006 and November 2005, respectively. The firm recorded a related net deferred income tax asset of $31 million and $24 million as of November 2006 and November 2005, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2007.
       The firm had foreign net operating loss carryforwards of $50 million as of November 2006 and recorded a related net deferred income tax asset of $13 million. These carryforwards are subject to limitation on utilization and can be carried forward indefinitely.
       The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in certain countries, such as Japan, the United Kingdom, Korea and U.S. states in which the firm has significant business operations, such as New York. The IRS is currently examining the firm’s 2003 and 2004 fiscal years. During fiscal 2006, the Japanese taxing authority concluded their examination of the tax years 2000 through 2004. During fiscal 2005, the IRS concluded its examination of fiscal years 1999 through 2002, and New York State and City substantially concluded their examinations covering periods through fiscal year 2003. The firm regularly assesses the likelihood of additional assessments by each jurisdiction to which the firm pays taxes resulting from the impact of current and future examinations. Tax reserves have been established, which the firm believes are adequate in relation to the potential for additional assessments. The resolution of tax matters is not expected to have a material effect on the firm’s financial condition but may be material to the firm’s operating results for a particular period, depending, in part, upon the operating results for that period and the firm’s effective tax rate for that period.
       A reconciliation of the U.S. federal statutory income tax rate to the firm’s effective income tax rate is set forth below:

	Year Ended November

	2006	2005		2004

U.S. federal statutory income tax rate	35.0%	35.0%		35.0%
Increase related to state and local taxes, net of U.S. income tax effects	1.6	1.6		1.4
Tax credits	(0.6)	(1.6)		(3.6)
Foreign operations	(1.3)	(1.2)		(1.2)
Tax-exempt income, including dividends	(0.4)	(0.6)		(0.7)
Other	0.2	(1.2	) (1)	0.9

Effective income tax rate	34.5%	32.0%		31.8%

(1)	Primarily includes the effect of audit settlements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       Tax benefits of approximately $653 million in November 2006, $272 million in November 2005 and $330 million in November 2004, related to the delivery of common stock underlying restricted stock units and the exercise of options, were credited directly to “Additional paid-in capital” in the consolidated statements of financial condition and changes in shareholders’ equity.

Note 15.	Regulation
       The firm is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of November 2006 and November 2005, the firm was in compliance with the CSE capital requirements.
       The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of November 2006 and November 2005, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 2006 and November 2005, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.
       Goldman Sachs Bank USA (GS Bank), a wholly owned industrial bank, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of November 2006, GS Bank was in compliance with all regulatory capital requirements. GS Bank had approximately $10.59 billion of interest-bearing deposits as of November 2006, which are included in “Payables to customers and counterparties” in the consolidated statements of financial condition.
       The firm has U.S. insurance subsidiaries that are subject to state insurance regulation in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries are regulated by the Bermuda Registrar of Companies. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of November 2006 and November 2005.
       The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the U.K.’s Financial Services Authority. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. Prior to October 1, 2006, Goldman Sachs (Japan) Ltd. (GSJL), the predecessor to GSJCL, was the primary regulated subsidiary based in Japan. As of November 2006 and November 2005, GSI, GSJCL and GSJL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of November 2006 and November 2005, these subsidiaries were in compliance with their local capital adequacy requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
       The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of November 2006, approximately $14.15 billion of net assets of regulated subsidiaries were restricted as to the payment of dividends to Group Inc.

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
       The cost drivers of the firm taken as a whole — compensation, headcount and levels of business activity — are broadly similar in each of the firm’s business segments. Compensation and benefits expenses within the firm’s segments reflect, among other factors, the overall performance of the firm as well as the performance of individual business units. Consequently, pre-tax margins in one segment of the firm’s business may be significantly affected by the performance of the firm’s other business segments.
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Operating Results
       Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the Year Ended November

		2006	2005	2004

		(in millions)
Investment	Net revenues	$5,629	$3,671	$3,374
Banking	Operating expenses	4,062	3,258	2,973

	Pre-tax earnings	$1,567	$413	$401

	Segment assets	$4,967	$4,869	$4,759

Trading and Principal	Net revenues (1)	$25,562	$16,818	$13,728
Investments	Operating expenses (1)	14,962	10,600	8,688

	Pre-tax earnings	$10,600	$6,218	$5,040

	Segment assets	$566,499	$505,536	$358,137

Asset Management and	Net revenues	$6,474	$4,749	$3,849
Securities Services	Operating expenses	4,036	3,070	2,430

	Pre-tax earnings	$2,438	$1,679	$1,419

	Segment assets	$266,735	$196,399	$167,957

Total	Net revenues (1)(2)	$37,665	$25,238	$20,951
	Operating expenses (3)	23,105	16,965	14,275

	Pre-tax earnings (4)	$14,560	$8,273	$6,676

	Total assets (5)	$838,201	$706,804	$531,379

(1)	Beginning in the fourth quarter of 2006, “Cost of power generation” in the consolidated statements of earnings was reclassified to operating expenses. “Cost of power generation” was previously reported as a reduction to revenues. Prior periods have been reclassified to conform to the current presentation, with no impact to the firm’s reported pre-tax earnings.

(2)	Net revenues include net interest as set forth in the table below:

	Year Ended November

	2006	2005	2004

	(in millions)
Investment Banking	$16	$72	$88
Trading and Principal Investments	1,535	1,366	1,744
Asset Management and Securities Services	1,947	1,659	1,194

Total net interest	$3,498	$3,097	$3,026

(3)	Includes the following expenses that have not been allocated to the firm’s segments: (i) net provisions for a number of litigation and regulatory proceedings of $45 million, $37 million and $103 million for the years ended November 2006, November 2005 and November 2004, respectively; (ii) $62 million in connection with the establishment of the firm’s joint venture in China for the year ended November 2004; and (iii) the amortization of employee initial public offering awards, net of forfeitures, of $19 million for the year ended November 2004.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Year Ended November

	2006	2005	2004

	(in millions)
Investment Banking	$119	$143	$183
Trading and Principal Investments	725	565	513
Asset Management and Securities Services	151	146	149

Total depreciation and amortization	$995	$854	$845

(5)	Includes deferred tax assets relating to the firm’s conversion to corporate form and certain assets that management believes are not allocable to a particular segment for the year ended November 2004.

Geographic Information
       Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. Accordingly, management believes that profitability by geographic region is not necessarily meaningful. In addition, as a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients, the methodology for allocating the firm’s profitability to geographic regions is dependent on the judgment of management. During 2006, the firm amended its methodology for allocating profitability by geographic region. Prior periods have been reclassified to conform to the current presentation.
       Geographic results are generally allocated as follows:

•	Investment Banking: location of the client and investment banking team.

•	Fixed Income, Currency and Commodities, and Equities: location of the trading desk.

•	Principal Investments: location of the investment.

•	Asset Management: location of the sales team.

•	Securities Services: location of the primary market for the underlying security.
       The following table sets forth the total net revenues and pre-tax earnings of the firm and its consolidated subsidiaries by geographic region allocated on the methodology described above:

	Year Ended November

	2006	2005	2004

	(in millions)
Net revenues
Americas (1)	$20,361	$14,639	$12,312
EMEA (2)	9,354	6,063	5,107
Asia	7,950	4,536	3,532

Total net revenues	$37,665	$25,238	$20,951

Pre-tax earnings
Americas (1)	$7,515	$4,977	3,976
EMEA (2)	3,075	1,457	1,212
Asia	4,015	1,876	1,672
Corporate (3)	(45)	(37)	(184)

Total pre-tax earnings	$14,560	$8,273	$6,676

(1)	Substantially all relates to U.S. results.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes the following expenses that have not been allocated to the firm’s segments: (i) net provisions for a number of litigation and regulatory proceedings of $45 million, $37 million and $103 million for the years ended November 2006, November 2005 and November 2004, respectively; (ii) $62 million in connection with the establishment of the firm’s joint venture in China for the year ended November 2004; and (iii) the amortization of employee initial public offering awards, net of forfeitures, of $19 million for the year ended November 2004.

SUPPLEMENTAL FINANCIAL INFORMATION
Quarterly Results (unaudited)
       The following represents the firm’s unaudited quarterly results for 2006 and 2005. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2006 Quarter

	First	Second	Third	Fourth

	(in millions, except per share data)
Total revenues	$17,246	$18,002	$15,979	$18,126
Interest expense	6,813	7,761	8,395	8,719

Revenues, net of interest expense (1)	10,433	10,241	7,584	9,407
Operating expenses (1)(2)	6,744	6,717	5,222	4,422

Pre-tax earnings	3,689	3,524	2,362	4,985
Provision for taxes	1,210	1,212	768	1,833

Net earnings	2,479	2,312	1,594	3,152
Preferred stock dividend	26	26	39	48

Net earnings applicable to common shareholders	$2,453	$2,286	$1,555	$3,104

Earnings per common share
Basic	$5.36	$5.08	$3.46	$7.06
Diluted	5.08	4.78	3.26	6.59
Dividends declared and paid per common share	0.25	0.35	0.35	0.35

	2005 Quarter

	First	Second	Third	Fourth

	(in millions, except per share data)
Total revenues	$9,964	$8,949	$12,333	$12,145
Interest expense	3,449	4,022	4,940	5,742

Revenues, net of interest expense (1)	6,515	4,927	7,393	6,403
Operating expenses (1)(2)	4,370	3,683	4,988	3,924

Pre-tax earnings	2,145	1,244	2,405	2,479
Provision for taxes	633	379	788	847

Net earnings	1,512	865	1,617	1,632
Preferred stock dividend	—	—	9	8

Net earnings applicable to common shareholders	$1,512	$865	$1,608	$1,624

Earnings per common share
Basic	$3.06	$1.78	$3.40	$3.53
Diluted	2.94	1.71	3.25	3.35
Dividends declared and paid per common share	0.25	0.25	0.25	0.25

(1)	Beginning in the fourth quarter of 2006, “Cost of power generation” in the consolidated statements of earnings was reclassified to operating expenses. “Cost of power generation” was previously reported as a reduction to revenues. Prior periods have been reclassified to conform to the current presentation, with no impact to the firm’s reported net earnings.

(2)	The timing and magnitude of changes in the firm’s bonus accruals can have a significant effect on results in a given quarter.

SUPPLEMENTAL FINANCIAL INFORMATION
Common Stock Price Range
       The following table sets forth, for the quarters indicated, the high and low sales prices per share of the firm’s common stock as reported by the Consolidated Tape Association.

	Sales Price

	2006		2005		2004

	High	Low	High	Low	High	Low

First quarter	$146.35	$124.23	$113.93	$101.79	$108.00	$95.73
Second quarter	169.31	139.18	114.25	95.16	109.29	90.08
Third quarter	157.00	136.79	114.87	94.75	95.15	83.29
Fourth quarter	203.35	145.66	134.99	108.86	105.40	88.46
       As of January 26, 2007, there were 6,804 holders of record of the firm’s common stock.
       On January 26, 2007, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $213.50 per share.

SUPPLEMENTAL FINANCIAL INFORMATION
Selected Financial Data

	As of or for the Year Ended November

	2006	2005	2004	2003	2002

Income statement data (in millions)
Total revenues	$69,353	$43,391	$29,839	$23,623	$22,854
Interest expense	31,688	18,153	8,888	7,600	8,868

Revenues, net of interest expense (1)	37,665	25,238	20,951	16,023	13,986
Compensation and benefits (1)	16,457	11,758	9,681	7,515	7,037
Other operating expenses (1)	6,648	5,207	4,594	4,063	3,696

Pre-tax earnings	$14,560	$8,273	$6,676	$4,445	$3,253

Balance sheet data (in millions)
Total assets	$838,201	$706,804	$531,379	$403,799	$355,574
Other secured financings (long-term)	26,134	15,669	12,087	6,043	530
Unsecured long-term borrowings	122,842	84,338	68,609	51,439	38,181
Total liabilities	802,415	678,802	506,300	382,167	336,571
Total shareholders’ equity	35,786	28,002	25,079	21,632	19,003

Common share data (in millions, except per share amounts)
Earnings per common share
Basic	$20.93	$11.73	$9.30	$6.15	$4.27
Diluted	19.69	11.21	8.92	5.87	4.03
Dividends declared and paid per common share	1.30	1.00	1.00	0.74	0.48
Book value per common share (2)	72.62	57.02	50.77	43.60	38.69
Average common shares outstanding
Basic	449.0	478.1	489.5	488.4	495.6
Diluted	477.4	500.2	510.5	511.9	525.1

Selected data (unaudited)
Employees
United States	15,477	14,466	13,846	13,189	12,928
Non-U.S.	10,990	9,157	7,890	7,170	7,705

Total employees (3)	26,467	23,623	21,736	20,359	20,633

Assets under management (in billions) (4)(5)
Asset class
Alternative investments (6)	$145	$110	$95	$68	$53
Equity	215	167	133	104	91
Fixed income	198	154	134	112	96

Total non-money market assets	558	431	362	284	240
Money markets	118	101	90	89	108

Total assets under management	$676	$532	$452	$373	$348

(1)	Beginning in the fourth quarter of 2006, “Cost of power generation” in the consolidated statements of earnings was reclassified to operating expenses. “Cost of power generation” was previously reported as a reduction to revenues. Prior periods have been reclassified to conform to the current presentation, with no impact to the firm’s reported pre-tax earnings.

(2)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 450.1 million, 460.4 million, 494.0 million, 496.1 million and 491.2 million as of November 2006, November 2005, November 2004, November 2003 and November 2002, respectively.

(3)	Beginning in 2006, includes employees of the firm’s consolidated property management and loan servicing subsidiaries. Prior periods have been adjusted to conform to the current presentation.

(4)	Substantially all assets under management are valued as of calendar month-end.

(5)	In the first quarter of 2006, the firm changed the methodology for classifying certain non-money market assets. The changes were made primarily to reclassify certain assets allocated to external investment managers out of alternative investment assets and to reclassify currency funds into alternative investment assets. The changes did not impact total assets under management and prior periods have been reclassified to conform to the current presentation.

(6)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
       There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures
       As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended November 24, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
       Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

Item 9B.	Other Information
       Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
       Information relating to the Registrant’s executive officers is included on pages 43 to 44 of the Annual Report on Form 10-K. Information relating to directors of the Registrant, including its audit committee and audit committee financial experts, and its executive officers will be in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on March 27, 2007, which will be filed within 120 days of the end of our fiscal year ended November 24, 2006 (the 2007 Proxy Statement) and is incorporated herein by reference. Information relating to the Registrant’s Code of Business Conduct and Ethics that applies to its senior financial officers, as defined in the Code, is included in Part I, Item 1 of the Annual Report on Form 10-K.

Item 11.	Executive Compensation
       Information relating to the Registrant’s executive officer and director compensation will be in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
       Information relating to security ownership of certain beneficial owners of the Registrant’s common stock and information relating to the security ownership of the Registrant’s management will be in the 2007 Proxy Statement and is incorporated herein by reference.
       The following table provides information generally as of November 24, 2006, the last day of fiscal 2006 (but taking into consideration equity-based awards granted on December 15, 2006 in respect of fiscal 2006 performance), regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2006.

Number of Securities
		Number of		Remaining Available
		Securities to be		for Future Issuance
		Issued Upon	Weighted-Average	Under Equity
		Exercise of	Exercise Price of	Compensation Plans
		Outstanding	Outstanding	(Excluding Securities
		Options, Warrants	Options, Warrants	Reflected in the
	Plan Category	and Rights	and Rights	Second Column)

Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan (1)	45,647,096 (2)	$93.1232 (2)	240,201,596	(3)
Equity compensation plans not approved by security holders	None	—	—	—

Total		45,647,096 (2)		240,201,596	(3)(4)

(1)	The Goldman Sachs Amended and Restated Stock Incentive Plan (the SIP) was approved by the shareholders of Goldman Sachs at our 2003 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs 1999 Stock Incentive Plan (the 1999 Plan), which was approved by our shareholders immediately prior to our initial public offering in May 1999 and under which no additional awards have been granted since approval of the SIP.

(2)	Includes options that are subject to vesting and other conditions.

(3)	Of these shares, 65,070,431 shares may be issued pursuant to outstanding restricted stock units, including 64,615,717 shares granted under the SIP and 454,714 shares granted under the 1999 Plan.

(4)	Represents shares remaining to be issued under the SIP (239,746,882 shares) and the 1999 Plan (454,714 shares). The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP initially may not exceed 250,000,000 shares. Beginning November 29, 2008 and each fiscal year thereafter, the number of shares of common stock that may be delivered pursuant to awards granted after April 1, 2003 under the SIP may not exceed 5% of our issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares that were available for awards in previous fiscal years but were not, at the date of determination, covered by awards granted in previous years.

Item 13. Certain Relationships and Related Transactions
       Information regarding certain relationships and related transactions will be in the 2007 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
       Information regarding principal accountant fees and services will be in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report:
       1.     Consolidated Financial Statements

The consolidated financial statements required to be filed in the Annual Report on Form 10-K are listed on page F-1 hereof and in Part II, Item 8 hereof.
       2.     Financial Statement Schedule

The financial statement schedule required in the Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on pages F-2 through F-11 hereof.

3. Exhibits

2.1	Plan of Incorporation (incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449)).
3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).
3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2006).
3.3	Certificate of Designations of The Goldman Sachs Group, Inc. relating to the Series D Preferred Stock (incorporated by reference to Exhibit 3 to Group Inc.’s Registration Statement on Form 8-A, filed on May 23, 2006).
4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
4.2	Subordinated Debt Indenture, dated as of February 20, 2004, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2003).
4.3	Warrant Indenture, dated as of February 14, 2006, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.34 to the Registrant’s Post-Effective Amendment No. 3 to Form S-3, filed on March 1, 2006).
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2003). †
10.2	The Goldman Sachs Defined Contribution Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.3	The Goldman Sachs Amended and Restated Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 24, 2006). †

10.4	Form of Employment Agreement for pre-IPO Participating Managing Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.5	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.6	Form of Option Agreement (Discretionary Options) (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.7	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.8	Amended and Restated Shareholders’ Agreement, dated June 22, 2004, among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit M to Amendment No. 54 to Schedule 13D, filed June 23, 2004, relating to the Registrant’s common stock).
10.9	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.11	Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit G to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock (No. 005-56295)).
10.12	Supplemental Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit H to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.14	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.15	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.16	Supplemental Registration Rights Instrument, dated as of December 21, 2000 (incorporated by reference to Exhibit AA to Amendment No. 12 to Schedule 13D, filed January 23, 2001, relating to the Registrant’s common stock).
10.17	Supplemental Registration Rights Instrument, dated as of December 21, 2001 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-74006)).
10.18	Supplemental Registration Rights Instrument, dated as of December 20, 2002 (incorporated by reference to Exhibit 4.4 to Registrant’s registration statement on Form S-3 (No. 333-101093)).
10.19	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Dr. Ruth J. Simmons (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.20	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †

10.21	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.22	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Lord Browne of Madingley (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.23	Letter, dated December 18, 2002, from The Goldman Sachs Group, Inc. to Mr. William W. George (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 29, 2002). †
10.24	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Claes Dahlbäck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003). †
10.25	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Edward M. Liddy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003). †
10.26	Supplemental Registration Rights Instrument, dated as of December 19, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 (No. 333-110371)).
10.27	Letter, dated March 31, 2004, from The Goldman Sachs Group, Inc. to Ms. Lois D. Juliber (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 28, 2004). †
10.28	Letter, dated April 6, 2005, from The Goldman Sachs Group, Inc. to Mr. Stephen Friedman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2005). †
10.29	Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.30	Form of RSU Award Agreement for PMD Discount Stock Program (subject to transfer restrictions). †
10.31	Form of RSU Award Agreement for PMD Discount Stock Program (not subject to transfer restrictions). †
10.32	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005). †
10.33	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Extended Managing Directors and Other Select Employees (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.34	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.K. Participating Managing Directors (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005). †
10.35	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation for U.K. Extended Managing Directors and Other Select U.K. Employees (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.36	Form of Year-End Option Award Agreement. †
10.37	Form of Year-End RSU Award Agreement. †

10.38	Form of Year-End Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed December 9, 2005). †
10.39	Form of Non-Employee Director Option Award Agreement. †
10.40	Form of Non-Employee Director RSU Award Agreement. †
10.41	Description of Non-Employee Director Compensation. †
10.42	Description of Certain Benefits for Participating Managing Directors (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005). †
10.43	Form of One-Time RSU Award Agreement. †
10.44	Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 26, 2005).
10.45	General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).
10.46	Letter, dated November 10, 2006, from The Goldman Sachs Group, Inc. to Mr. Rajat K. Gupta (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 13, 2006). †
10.47	Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.48	Form of Goldman, Sachs & Co. Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.49	Form of Signature Card for 2006 Year-End Awards. †
10.50	Form of Employment Agreement for post-IPO Participating Managing Directors. †
10.51	Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004. †
12.1	Statement re: computation of ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends.
21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page).
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.
99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

†	This exhibit is a management contract or a compensatory plan or arrangement.

THE GOLDMAN SACHS GROUP, INC.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 15(a)(1) AND 15(a)(2)
       Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is in the consolidated financial statements and notes thereto.

SCHEDULE I
THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)
CONDENSED NONCONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended November

	2006	2005	2004

	(in millions)
Revenues
Equity in earnings of subsidiaries	$9,877	$4,763	$4,785
Principal investments	1,789	1,927	1,561
Interest income	9,931	5,351	2,843

Total revenues	21,597	12,041	9,189
Interest expense	9,460	5,069	2,834

Revenues, net of interest expense	12,137	6,972	6,355

Operating expenses
Compensation and benefits	407	348	296
Other expenses	15	74	87

Total operating expenses	422	422	383

Pre-tax earnings	11,715	6,550	5,972
Provision for taxes	2,178	924	1,419

Net earnings	9,537	5,626	4,553
Preferred stock dividends	139	17	—

Net earnings applicable to common shareholders	$9,398	$5,609	$4,553

The accompanying notes are an integral part of these condensed nonconsolidated financial statements.

SCHEDULE I
THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)
CONDENSED NONCONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November

	2006	2005

	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$5	$1
Cash segregated for margin purposes	1,965	1,569
Receivables from subsidiaries	7,468	5,797
Loans to subsidiaries	97,985	83,876
Subordinated loans to subsidiaries	35,187	27,848
Investments in subsidiaries	32,582	25,260
Financial instruments owned, at fair value	17,741	10,026
Other assets	4,843	2,572

Total assets	$197,776	$156,949

Liabilities and shareholders’ equity
Unsecured short-term borrowings:
With third parties	$32,632	$39,976
With subsidiaries	1,539	1,439

Total unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	34,171	41,415

Payables to subsidiaries	209	331
Secured short-term financings	380	—
Financial instruments sold, but not yet purchased, at fair value	1,885	1,970
Other liabilities and accrued expenses	3,027	2,005
Unsecured long-term borrowings:
With third parties	119,043	79,756
With subsidiaries	3,275	3,470

Total unsecured long-term borrowings	122,318	83,226

Total liabilities	161,990	128,947

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 and 70,000 shares issued and outstanding as of November 2006 and November 2005, respectively, with liquidation preference of $25,000 per share	3,100	1,750
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 599,697,200 and 573,970,935 shares issued as of November 2006 and November 2005, respectively, and 412,666,084 and 437,170,695 shares outstanding as of November 2006 and November 2005, respectively	6	6
Restricted stock units and employee stock options	6,290	3,415
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	19,731	17,159
Retained earnings	27,868	19,085
Accumulated other comprehensive income	21	—
Common stock held in treasury, at cost, par value $0.01 per share; 187,031,116 and 136,800,240 shares as of November 2006 and November 2005, respectively	(21,230)	(13,413)

Total shareholders’ equity	35,786	28,002

Total liabilities and shareholders’ equity	$197,776	$156,949

The accompanying notes are an integral part of these condensed nonconsolidated financial statements.

SCHEDULE I
THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)
CONDENSED NONCONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November

	2006	2005	2004

	(in millions)
Cash flows from operating activities
Net earnings	$9,537	$5,626	$4,553
Non-cash items included in net earnings
Undistributed earnings of subsidiaries	(4,840)	(4,293)	(3,663)
Depreciation and amortization	7	43	98
Deferred income taxes	228	464	1,017
Share-based compensation	451	177	124
Changes in operating assets and liabilities
Net receivables from subsidiaries	1,883	(1,020)	2,730
Financial instruments owned, at fair value	(7,763)	(661)	(3,317)
Financial instruments sold, but not yet purchased, at fair value	(85)	1,832	110
Other, net	4,187	(899)	(1,000)

Net cash provided by operating activities	3,605	1,269	652
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	30	(162)	(46)
Issuance of short-term loans to subsidiaries, net of repayments	(12,953)	(13,248)	(9,775)
Issuance of term loans to subsidiaries	(12,362)	(12,015)	(9,180)
Repayment of term loans by subsidiaries	3,967	7,540	2,386
Dividends received	324	470	1,398
Capital distributions from/(contributions to) subsidiaries, net	(2,537)	1,943	(648)

Net cash used for investing activities	(23,531)	(15,472)	(15,865)
Cash flows from financing activities
Secured short-term financings, net	380	—	—
Unsecured short-term borrowings, net	(6,621)	1,118	(2,869)
Proceeds from issuance of unsecured long-term borrowings	44,043	31,382	30,004
Repayment of unsecured long-term borrowings, including the current portion	(12,590)	(13,579)	(10,102)
Common stock repurchased	(7,817)	(7,108)	(1,805)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(754)	(511)	(497)
Proceeds from issuance of common stock	1,613	1,143	521
Proceeds from issuance of preferred stock, net of issuance costs	1,349	1,719	—
Excess tax benefit related to share-based compensation	464	—	—
Cash settlement of share-based compensation	(137)	—	—

Net cash provided by financing activities	19,930	14,164	15,252

Net increase/(decrease) in cash and cash equivalents	4	(39)	39
Cash and cash equivalents, beginning of year	1	40	1

Cash and cash equivalents, end of year	$5	$1	$40

SUPPLEMENTAL DISCLOSURES:
Cash payments for third-party interest, net of capitalized interest, were $6.11 billion, $3.69 billion and $1.70 billion for the years ended November 2006, November 2005 and November 2004, respectively.
Cash payments for income taxes, net of refunds, were $2.86 billion, $1.52 billion and $284 million for the years ended November 2006, November 2005 and November 2004, respectively.
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
       Unless otherwise stated herein, all references to November 2006, November 2005 and November 2004 refer to the parent company’s fiscal years ended, or the dates, as the context requires, November 24, 2006, November 25, 2005 and November 26, 2004, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
       The parent company’s significant accounting policies are identical to those used by the firm, to the extent applicable to the parent company’s activities. For further information regarding the firm’s significant accounting policies, refer to Note 2 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Use of Estimates
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

Equity Method Investments
       Substantially all of the firm’s unsecured funding is raised by the parent company. The parent company then lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing and capital requirements. In addition, the parent company provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. Such funding is included in “Loans to subsidiaries” and “Subordinated loans to subsidiaries” in the condensed nonconsolidated statements of financial condition. Intercompany exposure is managed by requiring senior and subordinated intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. This policy ensures that the subsidiaries’ obligations to the parent company will generally mature in advance of the parent company’s third-party borrowings. In addition, many of the subsidiaries pledge collateral at loan value to cover their intercompany borrowings (other than subordinated debt) in order to mitigate parent company liquidity risk. Equity investments in subsidiaries are generally funded with equity

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)
capital and included in “Investments in subsidiaries” in the condensed nonconsolidated statements of financial condition.
       The parent company enters into derivative contracts with subsidiaries to hedge its net investment in non-U.S. operations and to manage the interest rate and currency exposure on its unsecured long-term borrowings and certain unsecured short-term borrowings. To manage exposure on its borrowings, the parent company uses derivatives to effectively convert a substantial portion of its unsecured long-term borrowings into U.S. dollar-based floating rate obligations. The parent company applies fair value hedge accounting to derivative contracts that hedge the benchmark interest rate (i.e., London Interbank Offered Rate (LIBOR)) on its fixed rate unsecured long-term borrowings. Derivative balances with subsidiaries, included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” in the condensed nonconsolidated statements of financial condition, were $6.16 billion and $347 million, and $2.79 billion and $464 million, as of November 2006 and November 2005, respectively.
       Interest income is largely generated from loans made to subsidiaries.
       The parent company also allocates substantially all rental and other costs relating to properties occupied by certain subsidiaries. The parent company additionally allocates the cost of share-based compensation programs to subsidiaries relating to costs associated with employees of those subsidiaries.

Note 2.	Unsecured Short-Term Borrowings
       The parent company obtains third-party unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and hybrid debt instruments. As of November 2006 and November 2005, these borrowings were $32.63 billion and $39.98 billion, respectively. Such amounts include the portion of third-party unsecured long-term borrowings maturing within one year of the financial statement date and third-party unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The carrying value of these short-term obligations approximates fair value due to their short-term nature.
       Unsecured short-term borrowings with third parties are set forth below:

	As of November

	2006	2005

	(in millions)
Promissory notes	$13,811	$17,339
Commercial paper	943	5,098
Current portion of unsecured long-term borrowings	13,755	13,905
Hybrid debt instruments (1)	2,275	44
Other short-term borrowings	1,848	3,590

Total (2)	$32,632	$39,976

(1)	Hybrid debt instruments are financial instruments that contain bifurcatable embedded derivatives, $1.17 billion of which were accounted for at fair value under Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” as of November 2006.

(2)	The weighted average interest rates for these borrowings were 5.33% and 4.17% as of November 2006 and November 2005, respectively. The weighted average interest rates, after giving effect to hedging activities, were 5.36% and 4.16% as of November 2006 and November 2005, respectively. The weighted average interest rates as of November 2006 excluded hybrid debt instruments accounted for at fair value under SFAS No. 155.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)
       In addition, the parent company may borrow overnight funds from certain subsidiaries on an unsecured basis. As of November 2006 and November 2005, such amounts were $1.54 billion and $1.44 billion, respectively, and included in “Unsecured short-term borrowings — With subsidiaries” in the condensed nonconsolidated statements of financial condition.

Note 3.	Unsecured Long-Term Borrowings
       The parent company obtains third-party unsecured long-term borrowings that consist principally of senior borrowings with maturities extending to 2036. As of November 2006 and November 2005, these borrowings were $119.04 billion and $79.76 billion, respectively.
       Unsecured long-term borrowings with third parties are set forth below:

	As of November

	2006	2005

	(in millions)
Fixed rate obligations (1)
U.S. dollar	$40,008	$33,053
Non-U.S. dollar	22,739	15,739
Floating rate obligations (2)
U.S. dollar	36,472	22,065
Non-U.S. dollar	19,824	8,899

Total (3)	$119,043	$79,756

(1)	As of both November 2006 and November 2005, interest rates on U.S. dollar fixed rate obligations ranged from 3.88% to 12.00%. As of both November 2006 and November 2005, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.67% to 8.88%.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $1.98 billion of hybrid financial instruments accounted for at fair value under SFAS No. 155 as of November 2006.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)
       Unsecured long-term borrowings with third parties by maturity date are set forth below:

	As of November

	2006 (1)(2)			2005 (1)(2)

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total

	(in millions)
2007	$—	$—	$—	$11,193	$768	$11,961
2008	14,645	2,742	17,387	4,705	2,286	6,991
2009	12,435	2,914	15,349	6,091	2,610	8,701
2010	5,064	4,843	9,907	5,192	4,388	9,580
2011	5,703	4,420	10,123	4,431	1,051	5,482
2012-thereafter	38,633	27,644	66,277	23,506	13,535	37,041

Total	$76,480	$42,563	$119,043	$55,118	$24,638	$79,756

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed nonconsolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the parent company are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.
       The parent company enters into derivative contracts with subsidiaries, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, and equity-linked and indexed contracts, to effectively convert a substantial portion of its third-party unsecured long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the carrying value of these unsecured long-term borrowings approximated fair value as of November 2006 and November 2005.
       The effective weighted average interest rates for unsecured long-term borrowings with third parties are set forth below:

	As of November

	2006		2005

	Amount	Rate	Amount	Rate

	($ in millions)
Fixed rate obligations	$137	8.98%	$337	6.76%
Floating rate obligations (1)	118,906	5.73	79,419	4.49

Total	$119,043	5.73	$79,756	4.50

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)
       Unsecured long-term borrowings with subsidiaries are set forth below:

	As of November

	2006	2005

	(in millions)
Fixed rate obligations (1)
U.S. dollar	$735	$735
Non-U.S. dollar	713	636
Floating rate obligations (2)
U.S. dollar	1,500	1,797
Non-U.S. dollar	327	302

Total	$3,275	$3,470

(1)	As of both November 2006 and November 2005, interest rates on U.S. dollar fixed rate obligations ranged from 4.68% to 5.78%. As of both November 2006 and November 2005, interest rates on non-U.S. dollar fixed rate obligations ranged from 5.44% to 6.00%.

(2)	Floating interest rates generally are based on LIBOR or the federal funds rate.
       Unsecured long-term borrowings with subsidiaries by maturity date are set forth below:

	As of November

	2006 (1)			2005 (1)

	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total

	(in millions)
2007	$—	$—	$—	$297	$12	$309
2008	—	299	299	—	268	268
2009	—	194	194	—	173	173
2010	53	547	600	53	485	538
2011	2,182	—	2,182	2,182	—	2,182
2012-thereafter	—	—	—	—	—	—

Total	$2,235	$1,040	$3,275	$2,532	$938	$3,470

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed nonconsolidated statements of financial condition.

Subordinated Borrowings
       Unsecured long-term borrowings with third parties include $7.34 billion and $2.88 billion of subordinated borrowings as of November 2006 and November 2005, respectively, as set forth below.
       Subordinated Notes. As of November 2006, the parent company had $4.50 billion of subordinated notes outstanding with maturities ranging from 2008 to 2036. The effective weighted average interest rate on these subordinated notes was 5.45%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2005, the parent company had $40 million of subordinated notes outstanding maturing in 2008 with an interest rate of 12.00%. These notes are junior in right of payment to all of the parent company’s senior indebtedness.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)
NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)
       Refer to Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for information on junior subordinated debentures issued by the parent company to Goldman Sachs Capital Trust I (the Trust).

Note 4.	Commitments, Contingencies and Guarantees

Commitments
       Letters of Credit. The parent company provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral requirements. Letters of credit outstanding were $171 million and $25 million as of November 2006 and November 2005, respectively.
       Merchant Banking Commitments. The parent company acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt instruments in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the parent company had commitments to invest up to $6.34 billion and $3.49 billion in corporate and real estate investment funds as of November 2006 and November 2005, respectively.
       Construction-Related Commitments. As of November 2006 and November 2005, the parent company had construction-related commitments of $2 million and $19 million, respectively.
       Other. The parent company had other commitments of $2 million and $305 million as of November 2006 and November 2005, respectively.
       Leases. The parent company has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2029. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, which are generally reimbursed by subsidiaries, are set forth below:

(in millions)
Minimum rental payments
2007	$123
2008	127
2009	153
2010	78
2011	68
2012-thereafter	726

Total	$1,275

Contingencies
       Refer to Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for information on contingencies.

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
       The following tables set forth certain information about the parent company’s guarantees as of November 2006 and November 2005:

	As of November 2006

	Maximum Payout/Notional Amount by Period of Expiration (3)

		2008 -	2010 -	2012 -
	2007	2009	2011	Thereafter	Total

	(in millions)
Guarantees of trust preferred beneficial interest (1)	$174	$349	$349	$6,676	$7,548
Other financial guarantees (2)	35	71	76	86	268

	As of November 2005

	Maximum Payout/Notional Amount by Period of Expiration (3)

		2007 -	2009 -	2011 -
	2006	2008	2010	Thereafter	Total

		(in millions)
Guarantees of trust preferred beneficial interest (1)	$174	$349	$349	$6,851	$7,723
Other financial guarantees (2)	28	137	134	146	445

(1)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the parent company redeems the junior subordinated debentures issued to fund the Trust. See Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding the Trust.

(2)	The carrying value of these guarantees was a liability of $4 million as of both November 2006 and November 2005.

(3)	Such amounts do not represent the anticipated losses in connection with these contracts.
       Refer to Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding the parent company’s guarantees.

SIGNATURES
       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar

Name: David A. Viniar
Title: Chief Financial Officer
Date: February 5, 2007

II-1

POWER OF ATTORNEY
       KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lloyd C. Blankfein, Gary D. Cohn, Jon Winkelried, David A. Viniar, Gregory K. Palm and Esta E. Stecher, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lloyd C. Blankfein Lloyd C. Blankfein	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 5, 2007

/s/ Lord Browne of Madingley Lord Browne of Madingley	Director	February 5, 2007

/s/ John H. Bryan John H. Bryan	Director	February 5, 2007

/s/ Gary D. Cohn Gary D. Cohn	Director	February 5, 2007

/s/ Claes Dahlbäck Claes Dahlbäck	Director	February 5, 2007

/s/ Stephen Friedman Stephen Friedman	Director	February 5, 2007

/s/ William W. George William W. George	Director	February 5, 2007

/s/ Rajat K. Gupta Rajat K. Gupta	Director	February 5, 2007

/s/ James A. Johnson James A. Johnson	Director	February 5, 2007

/s/ Lois D. Juliber Lois D. Juliber	Director	February 5, 2007

/s/ Edward M. Liddy Edward M. Liddy	Director	February 5, 2007

/s/ Ruth J. Simmons Ruth J. Simmons	Director	February 5, 2007

/s/ Jon Winkelried Jon Winkelried	Director	February 5, 2007

II-2

Signature	Capacity	Date

/s/ David A. Viniar David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 5, 2007

/s/ Sarah E. Smith Sarah E. Smith	Principal Accounting Officer	February 5, 2007

II-3