Form 10-Q
period 2007-02-23
GOLDMAN SACHS GROUP INC/
filed 2007-04-04
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 23, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 23, 2007 there were 408,469,518 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED FEBRUARY 23, 2007

INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three months ended February 23, 2007 and February 24, 2006	2
	Condensed Consolidated Statements of Financial Condition as of February 23, 2007 and November 24, 2006	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods ended February 23, 2007 and November 24, 2006	4
	Condensed Consolidated Statements of Cash Flows for the three months ended February 23, 2007 and February 24, 2006	5
	Condensed Consolidated Statements of Comprehensive Income for the three months ended February 23, 2007 and February 24, 2006	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	50

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	96

Item 4:	Controls and Procedures	96

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	97

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	98

Item 6:	Exhibits	99

SIGNATURES		100
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

PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months
	Ended February
	2007	2006
	(in millions, except
	per share amounts)

Revenues
Investment banking	$1,716	$1,470
Trading and principal investments	9,073	6,687
Asset management and securities services	1,133	1,554
Interest income	10,358	7,535

Total revenues	22,280	17,246
Interest expense	9,550	6,813

Revenues, net of interest expense	12,730	10,433

Operating expenses
Compensation and benefits	6,111	5,314

Brokerage, clearing, exchange and distribution fees	551	418
Market development	132	100
Communications and technology	151	124
Depreciation and amortization	132	125
Amortization of identifiable intangible assets	51	34
Occupancy	204	193
Professional fees	161	109
Cost of power generation	84	85
Other expenses	294	242

Total non-compensation expenses	1,760	1,430

Total operating expenses	7,871	6,744

Pre-tax earnings	4,859	3,689
Provision for taxes	1,662	1,210

Net earnings	3,197	2,479
Preferred stock dividends	49	26

Net earnings applicable to common shareholders	$3,148	$2,453

Earnings per common share
Basic	$7.08	$5.36
Diluted	6.67	5.08

Dividends declared and paid per common share	$0.35	$0.25

Average common shares outstanding
Basic	444.5	457.3
Diluted	471.9	483.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	February	November
	2007	2006
	(in millions, except share and per share amounts)

Assets
Cash and cash equivalents	$6,887	$6,293
Cash and securities segregated for regulatory and other purposes	78,284	80,990
Receivables from brokers, dealers and clearing organizations	12,964	13,223
Receivables from customers and counterparties	96,305	79,790
Collateralized agreements:
Securities borrowed	241,270	219,342
Financial instruments purchased under agreements to resell, at fair value	81,886	82,126

Financial instruments owned, at fair value	334,232	298,563
Financial instruments owned and pledged as collateral, at fair value	38,660	35,998

Total financial instruments owned, at fair value	372,892	334,561
Other assets	22,007	21,876

Total assets	$912,495	$838,201

Liabilities and shareholders’ equity
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	$54,062	$47,904

Payables to brokers, dealers and clearing organizations	6,422	6,293
Payables to customers and counterparties	215,299	217,581
Collateralized financings:
Securities loaned	26,334	22,208
Financial instruments sold under agreements to repurchase, at fair value	192,665	147,492
Other secured financings	47,875	50,424
Financial instruments sold, but not yet purchased, at fair value	166,481	155,805
Other liabilities and accrued expenses	33,725	31,866

Unsecured long-term borrowings	132,732	122,842

Total liabilities	875,595	802,415

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 shares issued and outstanding as of both February 2007 and November 2006, with liquidation preference of $25,000 per share	3,100	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 611,277,969 and 599,697,200 shares issued as of February 2007 and November 2006, respectively, and 411,316,967 and 412,666,084 shares outstanding as of February 2007 and November 2006, respectively	6	6
Restricted stock units and employee stock options	5,819	6,290
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	21,013	19,731
Retained earnings	30,859	27,868
Accumulated other comprehensive income	18	21
Common stock held in treasury, at cost, par value $0.01 per share; 199,961,002 and 187,031,116 shares as of February 2007 and November 2006, respectively	(23,915)	(21,230)

Total shareholders’ equity	36,900	35,786

Total liabilities and shareholders’ equity	$912,495	$838,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	February	November
	2007	2006
	(in millions, except
	per share amounts)

Preferred stock
Balance, beginning of year	$3,100	$1,750
Issued	—	1,350

Balance, end of period	3,100	3,100
Common stock, par value $0.01 per share
Balance, beginning of year	6	6
Issued	—	—

Balance, end of period	6	6
Restricted stock units and employee stock options
Balance, beginning of year	6,290	3,415
Issuance and amortization of restricted stock units and employee stock options	846	3,787
Delivery of common stock underlying restricted stock units	(1,284)	(781)
Forfeiture of restricted stock units and employee stock options	(28)	(129)
Exercise of employee stock options	(5)	(2)

Balance, end of period	5,819	6,290
Additional paid-in capital
Balance, beginning of year	19,731	17,159
Issuance of common stock, including proceeds from exercise of employee stock options	1,613	2,432
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(927)	(375)
Preferred stock issuance costs	—	(1)
Excess net tax benefit related to share-based compensation	596	653
Cash settlement of share-based compensation	—	(137)

Balance, end of period	21,013	19,731
Retained earnings
Balance, beginning of year, as previously reported	27,868	19,085
Cumulative effect of adjustment from adoption of SFAS No. 157, net of tax	51	—
Cumulative effect of adjustment from adoption of SFAS No. 159, net of tax	(45)	—

Balance, beginning of year, after cumulative effect of adjustments	27,874	19,085
Net earnings	3,197	9,537
Dividends and dividend equivalents declared on common stock and restricted stock units	(163)	(615)
Dividends declared on preferred stock	(49)	(139)

Balance, end of period	30,859	27,868
Accumulated other comprehensive income/(loss)
Balance, beginning of year	21	—
Currency translation adjustment, net of tax	5	45
Minimum pension liability adjustment, net of tax	—	(27)
Net gains/(losses) on cash flow hedges, net of tax	2	(7)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(2)	10
Reclassification to retained earnings from adoption of SFAS No. 159, net of tax	(8)	—

Balance, end of period	18	21
Common stock held in treasury, at cost
Balance, beginning of year	(21,230)	(13,413)
Repurchased	(2,688)	(7,817)
Reissued	3	—

Balance, end of period	(23,915)	(21,230)

Total shareholders’ equity	$36,900	$35,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended February
	2007	2006
	(in millions)

Cash flows from operating activities
Net earnings	$3,197	$2,479
Non-cash items included in net earnings
Depreciation and amortization	204	175
Amortization of identifiable intangible assets	68	44
Share-based compensation	362	343
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	2,664	(1,009)
Net receivables from brokers, dealers and clearing organizations	390	(2,400)
Net payables to customers and counterparties	(18,822)	(5,282)
Securities borrowed, net of securities loaned	(17,802)	(8,645)
Financial instruments sold under agreements to repurchase, net of financial instruments purchased under agreements to resell	45,413	5,377
Financial instruments owned, at fair value	(36,937)	(14,878)
Financial instruments sold, but not yet purchased, at fair value	10,676	4,466
Other, net	(3,435)	(313)

Net cash used for operating activities	(14,022)	(19,643)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(580)	(674)
Proceeds from sales of property, leasehold improvements and equipment	12	24
Business acquisitions, net of cash acquired	(55)	(270)
Proceeds from sales of investments	199	—

Net cash used for investing activities	(424)	(920)
Cash flows from financing activities
Unsecured short-term borrowings, net	1,652	3,178
Other secured financings (short-term), net	241	760
Proceeds from issuance of other secured financings (long-term)	400	3,792
Repayment of other secured financings (long-term), including the current portion	(1,134)	(1,118)
Proceeds from issuance of unsecured long-term borrowings	17,741	14,447
Repayment of unsecured long-term borrowings, including the current portion	(3,325)	(2,893)
Derivative contracts with a financing element, net	1,495	620
Common stock repurchased	(2,685)	(2,577)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(212)	(148)
Proceeds from issuance of common stock	308	644
Excess tax benefit related to share-based compensation	559	181
Cash settlement of share-based compensation	—	(13)

Net cash provided by financing activities	15,040	16,873
Net increase/(decrease) in cash and cash equivalents	594	(3,690)
Cash and cash equivalents, beginning of year	6,293	10,261

Cash and cash equivalents, end of period	$6,887	$6,571

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $9.51 billion and $7.11 billion during the three months ended February 2007 and February 2006, respectively.

Cash payments for income taxes, net of refunds, were $1.51 billion and $659 million during the three months ended February 2007 and February 2006, respectively.

Non-cash activities:
The firm issued $17 million of common stock in connection with business acquisitions for the three months ended February 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months
	Ended February
	2007	2006
	(in millions)

Net earnings	$3,197	$2,479
Currency translation adjustment, net of tax	5	17
Net gains/(losses) on cash flow hedges, net of tax	2	1
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(2)	(3)

Comprehensive income	$3,202	$2,494

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

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended. ARB No. 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has a majority voting interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46-R, “Consolidation of Variable Interest Entities,” the firm consolidates VIEs for which it is the primary beneficiary.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the firm’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006. The condensed consolidated financial information as of November 24, 2006 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

Unless specifically stated otherwise, all references to February 2007 and February 2006 refer to the firm’s fiscal periods ended, or the dates, as the context requires, February 23, 2007 and February 24, 2006, respectively. All references to November 2006, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 24, 2006. All references to 2007, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, November 30, 2007. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Financial Instruments.  “Total financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reflected in the condensed consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in “Trading and principal investments” in the condensed consolidated statements of earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the firm owns (long positions) are marked to bid prices, and instruments that the firm has sold, but not yet purchased (short positions) are marked to offer prices. Fair value measurements are not adjusted for transaction costs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm adopted SFAS No. 157, “Fair Value Measurements,” as of the beginning of 2007. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. See “— Recent Accounting Developments” for a discussion of the impact of adopting SFAS No. 157.

In determining fair value, the firm separates its “Financial instruments owned, at fair value” and its “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts.

•	Cash Instruments. The firm’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy. As required by SFAS No. 157, the firm does not adjust the quoted price for such instruments, even in situations where the firm holds a large position and a sale could reasonably impact the quoted price. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid listed equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within level 2 of the fair value hierarchy.

Certain cash instruments are classified within level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. Such instruments include certain corporate bank loans and mortgage whole loans, highly distressed debt, and private equity and real estate investments. Where the firm is unable to substantiate the significant valuation inputs and assumptions to corroborative market data, the transaction price is used as management’s best estimate of fair value at inception. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

•	Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded derivatives are generally valued based on quoted market prices. Exchange-traded derivatives that are valued using unadjusted quoted prices in active markets are classified within level 1 of the fair value hierarchy. Some exchange-traded derivatives are valued within portfolios using models that calibrate to broker or dealer quotations or market transactions in either the listed or OTC markets. In such cases, exchange-traded derivatives are classified within level 2 of the fair value hierarchy.

OTC derivatives are valued using models. The selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Where possible, the firm verifies the values produced by its pricing models to market transactions. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within level 2 of the fair value hierarchy.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Further, complex structures often involve multiple product types requiring additional complex inputs such as correlations and volatilities. Such instruments are classified within level 3 of the fair value hierarchy. Where the firm does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, management believes that transaction price is the best estimate of fair value at inception. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically impacted by level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the firm updates the level 1 and level 2 inputs to reflect observable market changes. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the firm cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, the firm continues to review and refine the models used.

When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Collateralized Agreements and Financings.  Collateralized agreements consist of resale agreements and securities borrowed. Collateralized financings consist of repurchase agreements, securities loaned and other secured financings. Interest on collateralized agreements and collateralized financings is recognized in “Interest income” or “Interest expense,” respectively, over the life of the transaction.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Resale and Repurchase Agreements. Financial instruments purchased under agreements to resell and financial instruments sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent short-term collateralized financing transactions. The firm receives financial instruments purchased under agreements to resell, makes delivery of financial instruments sold under agreements to repurchase, monitors the market value of these financial instruments on a daily basis and delivers or obtains additional collateral as appropriate. Resale and repurchase agreements are carried in the condensed consolidated statements of financial condition at fair value as allowed by SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Prior to the adoption of SFAS No. 159, these transactions were recorded at contractual amounts plus accrued interest. Resale and repurchase agreements are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Resale and repurchase agreements are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned related to the firm’s Securities Services business, substantially all of which are transacted on-demand, are recorded based on the amount of cash collateral advanced or received plus accrued interest. These transactions exhibit little, if any, sensitivity to changes in interest rates. The firm’s remaining securities borrowed and loaned transactions, which are related to the firm’s financing and matched book activities, are recorded at fair value as allowed by SFAS No. 159. Prior to the adoption of SFAS No. 159, these transactions were recorded based on the amount of cash collateral advanced or received plus accrued interest. These securities borrowed and loaned transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy.

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. SFAS No. 159 has been adopted for those financings for which the use of fair value would eliminate volatility in earnings from using different measurement attributes, primarily transfers accounted for as financings under SFAS No. 140 and debt raised through the firm’s William Street program. These other secured financing transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest. See Note 3 for further information regarding other secured financings.

Hybrid Financial Instruments.  Hybrid financial instruments are instruments that contain bifurcatable embedded derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and do not require settlement by physical delivery of non-financial assets (e.g., physical commodities). If the firm elects to bifurcate the embedded derivative, it is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedge accounting relationships. If the firm does not elect to bifurcate, the entire

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

hybrid financial instrument is accounted for at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” The primary reasons for electing the fair value option for hybrid financial instruments were mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations. See Notes 3, 4 and 5 for additional information about hybrid financial instruments.

Transfers of Financial Assets.  In general, transfers of financial assets are accounted for as sales under SFAS No. 140 when the firm has relinquished control over the transferred assets. For transfers accounted for as sales, any related gains or losses are recognized in net revenues. Transfers that are not accounted for as sales are accounted for as collateralized financings, with the related interest expense recognized in net revenues over the life of the transaction.

Power Generation.  Power generation revenues associated with the firm’s consolidated power generation facilities are included in “Trading and principal investments” in the condensed consolidated statements of earnings when power is delivered. These revenues were $118 million and $112 million for the periods ended February 2007 and February 2006, respectively. Direct employee costs associated with the firm’s consolidated power generation facilities of $21 million and $13 million for the periods ended February 2007 and February 2006, respectively, are included in “Compensation and benefits.” The other direct costs associated with these power generation facilities and related contractual assets are included in “Cost of power generation.”

Commissions.  Commission revenues from executing and clearing client transactions on stock, options and futures markets worldwide are recognized in “Trading and principal investments” in the condensed consolidated statements of earnings on a trade-date basis.

Insurance Activities.  Revenues from variable annuity and variable life insurance contracts, and from providing reinsurance of such contracts, generally consist of fees assessed on contract holder account balances for mortality charges, policy administration and surrender charges. These fees are recognized within “Trading and principal investments” in the condensed consolidated statements of earnings in the period that services are provided.

Interest credited to variable annuity and life insurance account balances and changes in reserves are recognized in “Other expenses” in the condensed consolidated statements of earnings.

Premiums earned for providing property catastrophe reinsurance are recognized within “Trading and principal investments” in the condensed consolidated statements of earnings over the coverage period, net of premiums ceded for the cost of reinsurance. Expenses for liabilities related to property catastrophe reinsurance claims, including estimates of claims that have been incurred but not reported, are recognized within “Other expenses” in the condensed consolidated statements of earnings.

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

Share-Based Compensation

In the first quarter of 2006, the firm adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, the cost of employee services received in exchange for an award of equity instruments is generally measured based on the grant-date fair value of the award. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The firm adopted SFAS No. 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent to adoption. Share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense.

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

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the condensed consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange for the year. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, in the condensed consolidated statements of comprehensive income. The firm seeks to reduce its net investment exposure to fluctuations in foreign

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

exchange rates through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the condensed consolidated statements of comprehensive income. For foreign currency-denominated debt, hedge effectiveness is assessed based on changes in spot rates. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the condensed consolidated statements of earnings.

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

Earnings Per Common Share (EPS)

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

Recent Accounting Developments

EITF Issue No. 04-5.  In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. The firm, as the general partner of numerous merchant banking and asset management partnerships, was required to adopt the provisions of EITF Issue No. 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of 2007 for partnerships formed on or before June 29, 2005 that have not been modified. The firm has generally provided limited partners in these funds with rights to remove the firm as the general partner or to terminate the partnerships. Therefore, the adoption of EITF Issue No. 04-5 did not have a material effect on the firm’s financial condition, results of operations or cash flows in 2006 or in the first quarter of 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

FIN No. 48.  In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that the firm determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The firm expects to adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. The firm does not expect that the adoption of FIN No. 48 will have a material effect on its financial condition, results of operations or cash flows.

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs.

SFAS No. 157 nullifies the guidance included in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” that prohibited the recognition of a day one gain or loss on derivative contracts (and hybrid financial instruments measured at fair value under SFAS No. 155) where the firm was unable to verify all of the significant model inputs to observable market data and/or verify the model to market transactions. However, SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

In addition, SFAS No. 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available for an identical asset or liability in an active market.

The provisions of SFAS No. 157 are to be applied prospectively, except changes in fair value measurements that result from the initial application of SFAS No. 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid financial instruments measured at fair value and block discounts, all of which are to be recorded as an adjustment to beginning retained earnings in the year of adoption.

The firm adopted SFAS No. 157 as of the beginning of 2007. The transition adjustment to beginning retained earnings was a gain of $51 million, net of tax. The effect of the nullification of EITF Issue No. 02-3 and the removal of liquidity discounts for actively traded positions was not material for the first quarter of 2007. In addition, under SFAS No. 157, gains on principal investments should be recorded in the absence of substantial third-party transactions if market evidence is sufficient. The firm recorded approximately $500 million of such gains as a result of adopting SFAS No. 157 in the first quarter of 2007.

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

SFAS No. 159.  On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

The firm adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper;

•	certain other secured financings;

•	certain unsecured long-term borrowings, including those resulting from prepaid physical commodity transactions;

•	resale and repurchase agreements;

•	securities borrowed and loaned related to the firm’s financing and matched book activities; and

•	securities held by the firm’s bank subsidiary (previously accounted for as available-for-sale).

The primary reasons for electing the fair value option were mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations. The transition adjustment to beginning retained earnings related to the adoption of SFAS No. 159 was a loss of $45 million, net of tax, substantially all of which related to applying the fair value option to prepaid physical commodity transactions. The effect of SFAS No. 159 was not material to the firm’s financial condition, results of operations or cash flows for the first quarter of 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.	Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value:

	As of
	February 2007				November 2006
	Assets		Liabilities		Assets		Liabilities
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$15,193	(1)	$—		$14,723	(1)	$—
U.S. government, federal agency and sovereign obligations	69,673		54,850		64,383		51,200
Corporate and other debt obligations
Mortgage whole loans and collateralized debt obligations	46,259		449		41,017		253
Investment-grade corporate bonds	19,404		5,138		17,485		4,745
Bank loans	28,171		786		28,196		1,154
High-yield securities	12,310		2,190		11,054		2,064
Preferred stock	7,397		87		7,927		118
Other	1,346		240		1,267		241

	114,887		8,890		106,946		8,575
Equities and convertible debentures	96,762		35,624		75,355		30,323
State, municipal and provincial obligations	4,135		702		3,688		—
Derivative contracts	69,407	(2)	66,409	(3)	67,543	(2)	65,496	(3)
Physical commodities	2,835		6		1,923		211

Total	$372,892		$166,481		$334,561		$155,805

(1)	Includes $6.58 billion and $6.93 billion as of February 2007 and November 2006, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program (see Note 6 for further information regarding the William Street program).

(2)	Net of cash received pursuant to credit support agreements of $25.81 billion and $24.06 billion as of February 2007 and November 2006, respectively.

(3)	Net of cash paid pursuant to credit support agreements of $15.92 billion and $16.00 billion as of February 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth the firm’s financial assets and liabilities that were accounted for at fair value as of February 2007 by level within the fair value hierarchy (see Note 2 for further information on the fair value hierarchy). As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets at Fair Value
	As of February 2007
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)

Cash instruments	$121,213	$144,424	$37,848	(3)	$—		$303,485
Derivative contracts	133	87,215	9,785		(27,726	) (4)	69,407

Financial instruments owned, at fair value	121,346	231,639	47,633		(27,726)		372,892
Securities segregated for regulatory and other purposes (1)	5,840	37,573	—		—		43,413
Securities borrowed (2)	—	77,969	—		—		77,969
Financial instruments purchased under agreements to resell, at fair value	—	81,886	—		—		81,886

Collateralized agreements	—	159,855	—		—		159,855

Total assets at fair value	$127,186	$429,067	$47,633		$(27,726)		$576,160

(1)	Primarily includes securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(2)	Excludes securities borrowed related to the firm’s Securities Services business, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Does not reflect the firm’s economic exposure to level 3 assets because the amount in the above table includes amounts that are attributable to minority investors or financed by non-recourse debt. The firm’s economic exposure to level 3 cash instruments is $20.38 billion, which is comprised of cash trading instruments with little or no price transparency and principal investments with no recent third-party transaction.

(4)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Liabilities at Fair Value
	As of February 2007
				Netting and
	Level 1	Level 2	Level 3	Collateral		Total
	(in millions)

Cash instruments	$90,840	$9,008	$224	$—		$100,072
Derivative contracts	232	74,564	9,444	(17,831	)(5)	66,409

Financial instruments sold, but not yet purchased, at fair value	91,072	83,572	9,668	(17,831)		166,481
Securities loaned (1)	—	1,711	—	—		1,711
Financial instruments sold under agreements to repurchase, at fair value	—	192,665	—	—		192,665
Other secured financings (2)	—	18,516	—	—		18,516

Collateralized financings	—	212,892	—	—		212,892
Unsecured short-term borrowings (3)	—	33,208	1,580	—		34,788
Unsecured long-term borrowings (4)	—	13,422	777	—		14,199

Total liabilities at fair value	$91,072	$343,094	$12,025	$(17,831)		$428,360

(1)	Excludes securities loaned related to the firm’s Securities Services business, which are accounted for based on the amount of cash collateral received plus accrued interest.

(2)	Primarily includes transfers accounted for as financings under SFAS No. 140 and debt raised through the firm’s William Street program.

(3)	Primarily includes promissory notes, commercial paper and hybrid financial instruments.

(4)	Primarily includes hybrid financial instruments.

(5)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

See Note 2 for a discussion of the types of financial assets and liabilities that are classified within level 3 of the fair value hierarchy as well as the firm’s valuation policies for such instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth a summary of changes in the fair value of the firm’s level 3 financial assets and liabilities. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. For example, a hypothetical derivative contract with level 1, level 2 and significant level 3 inputs would be classified as a level 3 financial instrument in its entirety. Subsequently, even if only level 1 and level 2 inputs are adjusted, the resulting gain or loss is classified as level 3. Further, level 3 instruments are frequently hedged with instruments that are classified as level 1 or level 2 and, accordingly, gains or losses reported as level 3 in the table below may be offset by gains or losses attributable to instruments classified in level 1 or 2 of the fair value hierarchy. See Note 2 for further discussion of level 3 instruments.

	Level 3 Financial Assets and Liabilities
	Three Months Ended February 2007
	Cash	Cash		Derivative	Unsecured		Unsecured
	Instruments	Instruments		Contracts	Short-Term		Long-Term
	- Assets	- Liabilities		- Net	Borrowings		Borrowings
	(in millions)

Balance, beginning of year	$29,905	$(223)		$580	$(1,007)		$(135)
Total gains/(losses) (realized and unrealized)	1,905 (2)	(1	) (1)	481 (1)	(61	) (1)	34 (1)
Purchases, issuances and settlements	7,059	(4)		(227)	(703)		(472)
Transfers in and/or out of level 3	(1,021)	4		(493)	191		(204)

Balance, end of period	$37,848	$(224)		$341	$(1,580)		$(777)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date (1)	$1,083 (3)	$(25)		$193	$(61)		$34

(1)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(2)	Includes approximately $1.60 billion and $303 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings.

(3)	Includes approximately $500 million of gains on the firm’s private principal investments recognized as a result of the adoption of SFAS No. 157.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the gains and losses included in earnings during the three months ended February 2007 related to financial assets and liabilities for which the firm has elected to apply the fair value option under SFAS No. 155 and SFAS No. 159. Substantially all of these gains and losses would have otherwise been recognized because they primarily relate to borrowings that contain bifurcatable embedded derivatives accounted for at fair value under SFAS No. 133 and were largely offset by gains and losses on related instruments that were accounted for at fair value under other generally accepted accounting principles.

Three Months Ended
February 2007
(in millions)

Unsecured short-term borrowings	$(244)
Other secured financings	(130)
Unsecured long-term borrowings	(792)
Other (1)	6

Total (2)	$(1,160)

(1)	Includes resale and repurchase agreements; securities borrowed and loaned related to the firm’s financing and matched book activities; and securities held in the firm’s bank subsidiary (previously accounted for as available-for-sale).

(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

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

The firm applies a long-haul method to substantially all of its hedge accounting relationships to perform an ongoing assessment of the effectiveness of these relationships in achieving offsetting changes in fair value or offsetting cash flows attributable to the risk being hedged. The firm utilizes a dollar-offset method, which compares the change in the fair value of the hedging instrument to the change in the fair value of the hedged item, excluding the effect of the passage of time, to prospectively and retrospectively assess hedge effectiveness. The firm’s prospective dollar-offset assessment utilizes scenario analyses to test hedge effectiveness via simulations of numerous parallel and slope shifts of the relevant yield curve. Parallel shifts change the interest rate of all maturities by identical amounts. Slope shifts change the curvature of the yield curve. For both the prospective assessment, in response to each of the simulated yield curve shifts, and the retrospective assessment, a hedging relationship is deemed to be effective if the fair value of the hedging instrument and the hedged item change inversely within a range of 80% to 125%.

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the condensed consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. For cash flow hedges, the effective portion of gains or losses on derivative transactions is reported as a component of “Other comprehensive income” in the condensed consolidated statements of comprehensive income. Gains or losses related to hedge ineffectiveness for all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the three months ended February 2007 or February 2006. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

The fair value of the firm’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of
	February 2007		November 2006
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$12,282	$14,222	$11,751	$14,335
Swap agreements	30,108	22,679	28,012	22,471
Option contracts	27,017	29,508	27,780	28,690

Total	$69,407	$66,409	$67,543	$65,496

The fair value of derivatives accounted for as qualifying hedges under SFAS No. 133 consisted of $2.11 billion and $2.66 billion in assets as of February 2007 and November 2006, respectively, and $931 million and $551 million in liabilities as of February 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings, had a carrying value of $973 million and $1.13 billion (excluding the debt host contract) as of February 2007 and November 2006, respectively. See Notes 4 and 5 for further information regarding the firm’s unsecured borrowings.

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

During the three months ended February 2007, the firm securitized $31.69 billion of financial assets, consisting of $16.89 billion in residential mortgage securitizations and $14.80 billion in other securitizations, primarily collateralized debt obligations (CDOs). During the three months ended February 2006, the firm securitized $19.25 billion of financial assets, consisting of $18.15 billion in residential mortgage securitizations and $1.10 billion in CDOs and other securitizations. Cash flows received on retained interests were approximately $175 million and $211 million for the three months ended February 2007 and February 2006, respectively.

As of February 2007 and November 2006, the firm held $9.81 billion and $7.08 billion of retained interests, respectively, including $4.51 billion and $5.18 billion, respectively, held in QSPEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of February 2007			As of November 2006
	Type of Retained Interests			Type of Retained Interests
	Mortgage-		Corporate	Mortgage-		Corporate
	Backed	CDOs	Debt (3)	Backed	CDOs	Debt (3)
	($ in millions)

Fair value of retained interests	$3,347	$5,345	$1,118	$4,013	$1,973	$1,097
Weighted average life (years)	5.5	5.4	1.9	6.0	7.0	2.2
Constant prepayment rate	22.7%	25.0%	N/A	21.2%	24.5%	N/A
Impact of 10% adverse change	$(137)	$(5)	$—	$(121)	$(2)	$—
Impact of 20% adverse change	(240)	(11)	—	(221)	(6)	—
Anticipated credit losses (1)	3.9%	2.3%	N/A	2.0%	2.0%	N/A
Impact of 10% adverse change (2)	$(98)	$(2)	$—	$(81)	$(3)	$—
Impact of 20% adverse change (2)	(176)	(3)	—	(155)	(4)	—
Discount rate	10.5%	6.1%	3.9%	9.4%	6.9%	2.4%
Impact of 10% adverse change	$(109)	$(169)	$(8)	$(136)	$(35)	$(9)
Impact of 20% adverse change	(214)	(327)	(16)	(266)	(70)	(17)

(1)	Anticipated credit losses are computed only on positions in which expected credit loss is a key assumption in the determination of fair value.
(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.
(3)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests approximated $6 billion and $8 billion as of February 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Variable Interest Entities (VIEs)

The firm, in the ordinary course of business, retains interests in VIEs in connection with its securitization activities. The firm also purchases and sells variable interests in VIEs, which primarily issue mortgage-backed and other asset-backed securities and CDOs, in connection with its market-making activities and makes investments in and loans to VIEs that hold performing and nonperforming debt, equity, real estate, power-related and other assets. In addition, the firm utilizes VIEs to provide investors with principal-protected notes, credit-linked notes and asset-repackaged notes designed to meet their objectives.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of February 2007
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives (3)	Investments	Total
		(in millions)
Collateralized debt obligations	$54,773	$5,567	$—	$11,269	$—	$16,836
Real estate, credit-related and other investing (2)	16,262	—	119	6	2,088	2,213
Municipal bond securitizations	1,135	—	1,135	—	—	1,135
Mortgage-backed and other asset-backed	98	—	—	70	—	70
Power-related	3,537	2	249	—	630	881
Principal-protected notes	4,463	—	—	2,950	—	2,950
Asset repackagings and credit-linked notes	1,632	—	—	529	—	529

Total	$81,900	$5,569	$1,503	$14,824	$2,718	$24,614

	As of November 2006
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives (3)	Investments	Total
		(in millions)
Collateralized debt obligations	$37,610	$2,406	$—	$9,782	$—	$12,188
Real estate, credit-related and other investing (2)	16,300	—	113	8	2,088	2,209
Municipal bond securitizations	1,182	—	1,182	—	—	1,182
Mortgage-backed and other asset-backed	8,239	477	—	66	—	543
Power-related	3,422	10	73	—	597	680
Principal-protected notes	4,363	—	—	3,437	—	3,437
Asset repackagings and credit-linked notes	1,360	—	—	355	—	355

Total	$72,476	$2,893	$1,368	$13,648	$2,685	$20,594

(1)	Such amounts do not represent the anticipated losses in connection with these transactions.

(2)	The firm obtains interests in these VIEs in connection with making proprietary investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities. The transactions included in the above table do not expose the firm to a majority of the VIE’s expected losses or expected residual returns and, consequently, the firm is not the primary beneficiary of the VIE. In certain cases, the firm is the primary beneficiary in these types of transactions (see table of consolidated VIEs below).

(3)	Derivatives related to CDOs consist of total return swaps on investment-grade securities issued by VIEs and out-of-the-money written put options on investment-grade collateral held by VIEs. Derivatives related to principal-protected notes consist of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing. Derivatives related to asset repackagings and credit-linked notes consist of interest rate swaps, equity swaps, commodity swaps and purchased credit default protection, through which the firm creates structured notes designed for specific needs of investors. The derivative transactions included in the above table do not expose the firm to a majority of the VIE’s expected losses or expected residual returns and, consequently, the firm is not the primary beneficiary of the VIE. In certain cases, the firm is the primary beneficiary in these types of transactions (see table of consolidated VIEs below).

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

	As of February 2007		As of November 2006
		Maximum		Maximum
	VIE	Exposure	VIE	Exposure
	Assets (1)	to Loss (2)	Assets (1)	to Loss (2)
	(in millions)

Real estate, credit-related and other investing	$2,329	$1,057	$3,077	$1,368
Municipal bond securitizations	3,351	3,351	2,715	2,715
Mortgage-backed and other asset-backed	68	4	1,537	20
Foreign exchange and commodities	491	431	433	340
Principal-protected notes	1,077	998	894	774
Asset repackagings and credit-linked notes	304	17	388	36

Total	$7,620	$5,858	$9,044	$5,253

(1)	Consolidated VIE assets include assets financed on a nonrecourse basis.

(2)	Such amounts do not represent the anticipated losses in connection with these transactions.

Collateralized Transactions

The firm receives financial instruments as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. Such financial instruments may include obligations of the U.S. government, federal agencies, sovereigns and corporations, as well as equities and convertibles.

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of February 2007 and November 2006, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $823.14 billion and $746.08 billion, respectively, of which the firm delivered or repledged $713.93 billion and $639.87 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Financial instruments owned and pledged to counterparties that have the right to deliver or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $38.66 billion and $36.00 billion as of February 2007 and November 2006, respectively. Financial instruments owned and pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and were $144.98 billion and $134.31 billion as of February 2007 and November 2006, respectively. Other assets (primarily real estate, power generation facilities and related assets, and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $5.20 billion and $5.34 billion as of February 2007 and November 2006, respectively.

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

Other secured financings are set forth in the table below:

	As of
	February	November
	2007	2006
	(in millions)

Other secured financings (short-term) (1)(2)(3)	$23,605	$24,290
Other secured financings (long-term):
2008	5,252	5,535
2009	775	877
2010	1,763	1,894
2011	5,029	5,105
2012	1,874	1,928
2013-thereafter	9,577	10,795

Total other secured financings (long-term) (4)(5)(6)	24,270	26,134

Total other secured financings (7)	$47,875	$50,424

(1)	As of February 2007, consists of U.S. dollar-denominated financings of $14.41 billion with a weighted average interest rate of 5.08% and non-U.S. dollar-denominated financings of $9.20 billion with a weighted average interest rate of 1.48%. As of November 2006, consists of U.S. dollar-denominated financings of $14.28 billion with a weighted average interest rate of 5.22% and non-U.S. dollar-denominated financings of $10.01 billion with a weighted average interest rate of 2.00%.

(2)	Includes $12.13 billion and $3.30 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of February 2007 and November 2006, respectively.

(3)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(4)	As of February 2007, consists of U.S. dollar-denominated financings of $15.64 billion with a weighted average interest rate of 5.64% and non-U.S. dollar-denominated financings of $8.63 billion with a weighted average interest rate of 3.40%. As of November 2006, consists of U.S. dollar-denominated financings of $16.97 billion with a weighted average interest rate of 5.61% and non-U.S. dollar-denominated financings of $9.16 billion with a weighted average interest rate of 3.81%.

(5)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(6)	Includes $6.39 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of February 2007.

(7)	As of February 2007, $44.65 billion of these financings were collateralized by financial instruments and $3.23 billion by other assets (primarily real estate, power generation facilities and related assets, and cash). As of November 2006, $47.22 billion of these financings were collateralized by financial instruments and $3.20 billion by other assets. Other secured financings include $19.00 billion and $19.79 billion of nonrecourse obligations as of February 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.	Unsecured Short-Term Borrowings

The firm obtains unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and hybrid financial instruments. As of February 2007 and November 2006, these borrowings were $54.06 billion and $47.90 billion, respectively. Such amounts include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under SFAS No. 155 or SFAS No. 159. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

Unsecured short-term borrowings are set forth below:

	As of
	February	November
	2007	2006
	(in millions)

Promissory notes	$11,765	$13,811
Commercial paper	1,592	1,489
Current portion of unsecured long-term borrowings	18,922	14,115
Hybrid financial instruments	15,878	14,060
Other short-term borrowings	5,905	4,429

Total (1)(2)	$54,062	$47,904

(1)	Includes $34.79 billion and $10.22 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of February 2007 and November 2006, respectively.

(2)	The weighted average interest rates for these borrowings were 5.05% and 5.13% as of February 2007 and November 2006, respectively. The weighted average interest rates, after giving effect to hedging activities, were 5.21% and 5.16% as of February 2007 and November 2006, respectively. The weighted average interest rates as of February 2007 and November 2006 excluded hybrid financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Unsecured Long-Term Borrowings

The firm obtains unsecured long-term borrowings that consist principally of senior borrowings with maturities extending to 2039. As of February 2007 and November 2006, these borrowings were $132.73 billion and $122.84 billion, respectively.

Unsecured long-term borrowings are set forth below:

	As of
	February	November
	2007	2006
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$42,435	$41,719
Non-U.S. dollar	23,545	22,854
Floating rate obligations (2)
U.S. dollar	44,201	38,342
Non-U.S. dollar	22,551	19,927

Total (3)	$132,732	$122,842

(1)	As of both February 2007 and November 2006, interest rates on U.S. dollar fixed rate obligations ranged from 3.88% to 12.00%. As of both February 2007 and November 2006, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.31% to 8.88%.

(2)	Floating interest rates generally are based on LIBOR or the federal funds target rate. Certain equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $14.20 billion and $7.25 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of February 2007 and November 2006, respectively, primarily consisting of hybrid financial instruments.

Unsecured long-term borrowings by maturity date are set forth below:

	As of
	February 2007 (1)(2)			November 2006 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2008	$9,055	$2,056	$11,111	$14,848	$3,038	$17,886
2009	16,112	2,632	18,744	12,398	2,978	15,376
2010	5,990	4,872	10,862	5,034	4,945	9,979
2011	5,826	4,337	10,163	5,675	4,389	10,064
2012	7,199	2,925	10,124	4,500	2,098	6,598
2013-thereafter	42,454	29,274	71,728	37,606	25,333	62,939

Total	$86,636	$46,096	$132,732	$80,061	$42,781	$122,842

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, and equity-linked and indexed contracts, to effectively convert a substantial portion of its unsecured long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the carrying value of unsecured long-term borrowings approximated fair value as of February 2007 and November 2006.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	February 2007		November 2006
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$1,964	6.16%	$1,997	6.13%
Floating rate obligations (1)(2)	130,768	5.78	120,845	5.75

Total	$132,732	5.79	$122,842	5.75

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of February 2007 and November 2006 excluded hybrid financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

Subordinated Borrowings

Unsecured long-term borrowings include $9.61 billion and $7.51 billion of subordinated borrowings as of February 2007 and November 2006, respectively, as set forth below.

Subordinated Notes.  As of February 2007, the firm had $6.77 billion of subordinated notes outstanding with maturities ranging from 2008 to 2036. The effective weighted average interest rate on these subordinated notes was 6.07%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2006, the firm had $4.67 billion of subordinated notes outstanding with maturities ranging from 2007 to 2036 and with an effective weighted average interest rate of 6.24%. These notes are junior in right of payment to all of the firm’s senior indebtedness.

Junior Subordinated Debentures.  The firm issued $2.84 billion of junior subordinated debentures in its first quarter of 2004 to Goldman Sachs Capital Trust I (the Trust), a Delaware statutory trust created for the exclusive purposes of (i) issuing $2.75 billion of guaranteed preferred beneficial interests and $85 million of common beneficial interests in the Trust, (ii) investing the proceeds from the sale to purchase junior subordinated debentures issued by the firm and (iii) engaging in only those other activities necessary or incidental to these purposes. The preferred beneficial interests were purchased by third parties, and, as of February 2007 and November 2006, the firm held all the common beneficial interests. The Trust is a wholly owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

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

Commitments

Forward Starting Collateralized Agreements and Financings.  The firm had forward starting resale agreements and securities borrowing agreements of $18.43 billion and $18.29 billion as of February 2007 and November 2006, respectively. The firm had forward starting repurchase agreements and securities lending agreements of $30.59 billion and $17.15 billion as of February 2007 and November 2006, respectively.

Commitments to Extend Credit.  In connection with its lending activities, the firm had outstanding commitments to extend credit of $87.64 billion and $100.48 billion as of February 2007 and November 2006, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value.

The following table summarizes the firm’s commitments to extend credit as of February 2007 and November 2006:

	As of
	February	November
	2007	2006
	(in millions)

William Street program	$19,256	$18,831
Other commercial lending commitments
Investment-grade	13,880	7,604
Non-investment-grade	39,119	57,017
Warehouse financing	15,388	17,026

Total commitments to extend credit	$87,643	$100,478

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are primarily extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, and, to a lesser extent, by William Street Credit Corporation, another consolidated wholly owned subsidiary of Group Inc. A majority of the commitments extended by Commitment Corp. are supported by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp.,

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to substantially all of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

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

Letters of Credit.  The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $6.05 billion and $5.73 billion as of February 2007 and November 2006, respectively.

Merchant Banking Commitments.  The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt instruments in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $12.44 billion and $6.36 billion in corporate and real estate investment funds as of February 2007 and November 2006, respectively.

Construction-Related Commitments.  As of February 2007 and November 2006, the firm had construction-related commitments of $1.88 billion and $1.63 billion, respectively, including commitments of $986 million and $1.07 billion, respectively, related to the development of wind energy projects. Construction-related commitments also include outstanding commitments of $835 million and $500 million as of February 2007 and November 2006, respectively, related to the firm’s new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion.

Underwriting Commitments.  As of February 2007 and November 2006, the firm had commitments to purchase $1.07 billion and $2.62 billion, respectively, of securities in connection with its underwriting activities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other.  The firm had other purchase commitments of $388 million and $393 million as of February 2007 and November 2006, respectively. In addition, the firm had other investment commitments of $1.40 billion and $1.88 billion as of February 2007 and November 2006, respectively.

In March 2007, the firm entered into an agreement to sell its interest in Horizon Wind Energy LLC to Energias de Portugal, S.A., subject to the receipt of regulatory approvals and other closing conditions. The transaction is expected to close during the firm’s third quarter of 2007, and depending on the level of net revenues in such period, the resulting gain may be material to the firm’s results of operations.

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals, and rent charged to operating expense are set forth below:

(in millions)

Minimum rental payments
Remainder of 2007	$469
2008	412
2009	418
2010	335
2011	278
2012-thereafter	2,165

Total	$4,077

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $7.96 billion and $8.04 billion of contract holder account balances as of February 2007 and November 2006, respectively, for such benefits. The weighted average attained age of these contract holders was 71 years and 70 years as of February 2007 and November 2006, respectively. The net amount at risk, representing guaranteed minimum death benefits in excess of contract holder account balances, was $1.12 billion and $1.27 billion as of February 2007 and November 2006, respectively. See Note 10 for more information on the firm’s insurance liabilities.

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

In the ordinary course of business, the firm provides other financial guarantees of the obligations of third parties (e.g., performance bonds, standby letters of credit and other guarantees to enable clients to complete transactions and merchant banking fund-related guarantees). These guarantees represent obligations to make payments to beneficiaries if the guaranteed party fails to fulfill its obligation under a contractual arrangement with that beneficiary.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of February 2007 and November 2006:

	As of February 2007
	Maximum Payout/Notional Amount by Period of Expiration (6)
	Remainder	2008-	2010-	2012-
	of 2007	2009	2011	Thereafter	Total
	(in millions)

Derivatives (1)	$382,262	$552,858	$469,145	$459,728	$1,863,993
Securities lending indemnifications (2)	23,765	—	—	—	23,765
Performance bonds (3)	14,067	—	—	—	14,067
Guarantees of trust preferred beneficial interest (4)	87	349	349	6,676	7,461
Other financial guarantees (5)	581	109	71	95	856

	As of November 2006
	Maximum Payout/Notional Amount by Period of Expiration (6)
	Remainder	2008-	2010-	2012-
	2007	2009	2011	Thereafter	Total
	(in millions)

Derivatives (1)	$379,256	$428,258	$460,088	$399,449	$1,667,051
Securities lending indemnifications (2)	19,023	—	—	—	19,023
Performance bonds	—	—	—	—	—
Guarantees of trust preferred beneficial interest (4)	174	349	349	6,676	7,548
Other financial guarantees (5)	592	99	76	86	853

(1)	The aggregate carrying value of these derivatives as of February 2007 was an asset of $4.31 billion, consisting of contracts with an asset value of $13.50 billion and contracts with a liability value of $9.19 billion. The aggregate carrying value of these derivatives as of November 2006 was an asset of $1.12 billion, consisting of contracts with an asset value of $11.06 billion and contracts with a liability value of $9.94 billion. The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held by the lenders in connection with securities lending indemnifications was $24.61 billion and $19.70 billion as of February 2007 and November 2006, respectively.

(3)	Excludes collateral of $4.51 billion related to these obligations.

(4)	Includes the guarantee of all payments scheduled to be made over the life of the Trust, which could be shortened in the event the firm redeems the junior subordinated debentures issued to fund the Trust. See Note 5 for further information regarding the Trust.

(5)	The carrying value of these guarantees was a liability of $14 million and $15 million as of February 2007 and November 2006, respectively.

(6)	Such amounts do not represent the anticipated losses in connection with these contracts.

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of February 2007 and November 2006.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of February 2007 and November 2006.

Note 7.	Shareholders’ Equity

On March 12, 2007, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per common share with respect to the firm’s first quarter of 2007 to be paid on May 24, 2007, to common shareholders of record on April 24, 2007.

During the three months ended February 2007, the firm repurchased 13.0 million shares of its common stock at a total cost of $2.69 billion. The average price paid per share for repurchased shares was $207.26 for the three months ended February 2007. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 4.7 million restricted stock units with a total value of $927 million in the first quarter of 2007.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases and is influenced by the firm’s overall capital position (i.e., the comparison of the firm’s capital requirements to its available capital), general market conditions and the prevailing price and trading volumes of the firm’s common stock.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of February 2007, the firm had 124,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:

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

On March 12, 2007, the Board declared a dividend per preferred share of $369.15, $387.50, $369.15 and $364.31 for Series A, Series B, Series C and Series D preferred stock, respectively, to be paid on May 10, 2007 to preferred shareholders of record on April 25, 2007.

The following table sets forth the firm’s accumulated other comprehensive income by type:

	As of
	February	November
	2007	2006
	(in millions)

Currency translation adjustment, net of tax	$34	$29
Minimum pension liability adjustment, net of tax	(38)	(38)
Net gains on cash flow hedges, net of tax	4	2
Net unrealized gains on available-for-sale securities, net of tax	18 (1)	28

Total accumulated other comprehensive income, net of tax	$18	$21

(1)	Consists of net unrealized gains of $1 million on available-for-sale securities held by the firm’s insurance subsidiaries and net unrealized gains of $17 million on available-for-sale securities held by investees accounted for under the equity method.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months
	Ended February
	2007	2006
	(in millions, except
	per share amounts)

Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$3,148	$2,453

Denominator for basic EPS — weighted average number of common shares	444.5	457.3
Effect of dilutive securities (1)
Restricted stock units	11.7	10.9
Stock options	15.7	15.1

Dilutive potential common shares	27.4	26.0

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	471.9	483.3

Basic EPS	$7.08	$5.36
Diluted EPS	6.67	5.08

(1) There were no anti-dilutive securities during the three months ended February 2007 or February 2006.

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	February	November
	2007	2006
	(in millions)

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	133	136
Equities (1)	2,381	2,381
Principal Investments	4	4
Asset Management and Securities Services
Asset Management (2)	421	421
Securities Services	117	117

Total	$3,181	$3,184

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		February	November
		2007	2006
		(in millions)

Customer lists (1)	Gross carrying amount	$1,034	$1,034
	Accumulated amortization	(310)	(297)

	Net carrying amount	$724	$737

Power contracts (2)	Gross carrying amount	$697	$750
	Accumulated amortization	(92)	(83)

	Net carrying amount	$605	$667

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(182)	(172)

specialist rights	Net carrying amount	$532	$542

Insurance-related	Gross carrying amount	$419	$396
assets (3)	Accumulated amortization	(50)	(34)

	Net carrying amount	$369	$362

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF)	Accumulated amortization	(34)	(33)

specialist rights	Net carrying amount	$104	$105

Other (4)	Gross carrying amount	$336	$335
	Accumulated amortization	(258)	(246)

	Net carrying amount	$78	$89

Total	Gross carrying amount	$3,338	$3,367
	Accumulated amortization	(926)	(865)

	Net carrying amount	$2,412	$2,502

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix Energy, Inc. and National Energy & Gas Transmission, Inc. (NEGT). Substantially all of these power contracts have been pledged to counterparties in connection with the firm’s secured financings. The weighted average remaining life of these power contracts is approximately 11 years.

(3)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in 2006. DAC results from commissions paid by the firm to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with the firm and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is seven years as of February 2007.

(4)	Primarily includes marketing and technology-related assets.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 12 years.

Amortization expense associated with identifiable intangible assets was $68 million and $44 million for the three months ended February 2007 and February 2006, respectively. Amortization expense associated with the firm’s consolidated power generation facilities is reported within “Cost of power generation” in the condensed consolidated statements of earnings.

The estimated future amortization for existing identifiable intangible assets through 2012 is set forth below:

(in millions)

Remainder of 2007	$199
2008	225
2009	210
2010	201
2011	193
2012	180

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	February	November
	2007	2006
	(in millions)

Goodwill and identifiable intangible assets (1)	$5,593	$5,686
Property, leasehold improvements and equipment (2)	7,311	6,990
Equity-method investments	2,950	2,764
Income tax-related assets	3,029	3,427
Miscellaneous receivables and other	3,124	3,009

Total	$22,007	$21,876

(1)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(2)	Net of accumulated depreciation and amortization of $5.26 billion and $5.06 billion as of February 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

Other liabilities and accrued expenses primarily includes insurance-related liabilities, minority interest in consolidated entities, compensation and benefits, income tax-related liabilities, litigation and regulatory liabilities, deferred revenue and other payables. The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	February	November
	2007	2006
	(in millions)

Insurance-related liabilities (1)	$11,459	$11,471
Minority interest (2)	10,526	4,759
Compensation and benefits	6,255	9,165
Income tax-related liabilities	1,817	2,639
Accrued expenses and other payables	3,668	3,832

Total	$33,725	$31,866

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	February	November
	2007	2006
	(in millions)

Separate account liabilities	$7,925	$7,957
Liabilities for future benefits and unpaid claims	2,175	2,123
Contract holder account balances	1,116	1,134
Reserves for guaranteed minimum death and income benefits	243	257

Total insurance-related liabilities	$11,459	$11,471

Separate account liabilities are offset by separate account assets, representing segregated contract holder funds under variable annuity and variable life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.36 billion and $1.33 billion as of February 2007 and November 2006, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $784 million and $786 million as of February 2007 and November 2006, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders.

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

(2)	Includes $9.11 billion and $3.31 billion related to consolidated investment funds as of February 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Employee Benefit Plans

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

The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months
	Ended February
	2007	2006
	(in millions)

U.S. pension
Service cost	$—	$—
Interest cost	6	5
Expected return on plan assets	(8)	(7)
Net amortization	—	2

Total	$(2)	$—

Non-U.S. pension
Service cost	$18	$14
Interest cost	8	6
Expected return on plan assets	(8)	(7)
Net amortization	2	3

Total	$20	$16

Postretirement
Service cost	$5	$4
Interest cost	5	5
Net amortization	4	5

Total	$14	$14

The firm expects to contribute a minimum of $33 million to its pension plans and $9 million to its postretirement plans in 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $1.04 billion and $1.22 billion for the three months ended February 2007 and February 2006, respectively. As of February 2007 and November 2006, the fees receivable from these funds were $575 million and $362 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $5.23 billion and $3.94 billion as of February 2007 and November 2006, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading and custody. See Note 6 for the firm’s commitments related to these funds.

Note 13.	Regulation

The firm is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital requirements on a consolidated basis. As of February 2007 and November 2006, the firm was in compliance with the CSE capital requirements.

The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of February 2007 and November 2006, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of February 2007 and November 2006, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Goldman Sachs Bank USA (GS Bank), a wholly owned industrial bank, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of February 2007, GS Bank was in compliance with all regulatory capital requirements. GS Bank had approximately $12.81 billion of interest-bearing deposits as of February 2007, which are included in “Payables to customers and counterparties” in the condensed consolidated statements of financial condition.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries are regulated by the Bermuda Registrar of Companies. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of February 2007 and November 2006.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the U.K.’s Financial Services Authority. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. As of February 2007 and November 2006, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

adequacy requirements promulgated by authorities of the countries in which they operate. As of February 2007 and November 2006, these subsidiaries were in compliance with their local capital adequacy requirements.

Note 14.	Business Segments

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months
		Ended February
		2007	2006
		(in millions)

Investment	Net revenues	$1,716	$1,471
Banking	Operating expenses	1,294	1,189

	Pre-tax earnings	$422	$282

	Segment assets	$3,883	$4,717

Trading and Principal	Net revenues	$9,417	$6,982
Investments	Operating expenses	5,394	4,427

	Pre-tax earnings	$4,023	$2,555

	Segment assets	$621,281	$548,746

Asset Management and	Net revenues	$1,597	$1,980
Securities Services	Operating expenses	1,183	1,099

	Pre-tax earnings	$414	$881

	Segment assets	$287,331	$205,358

Total	Net revenues (1)	$12,730	$10,433
	Operating expenses (2)	7,871	6,744

	Pre-tax earnings (3)	$4,859	$3,689

	Total assets	$912,495	$758,821

(1)	Net revenues include net interest as set forth in the table below:

	Three Months
	Ended February
	2007	2006
	(in millions)

Investment Banking	$—	$1
Trading and Principal Investments	344	295
Asset Management and Securities Services	464	426

Total net interest	$808	$722

(2)	Includes net provisions for a number of litigation and regulatory proceedings of $29 million for the three months ended February 2006 that have not been allocated to the firm’s segments.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months
	Ended February
	2007	2006
	(in millions)

Investment Banking	$33	$31
Trading and Principal Investments	197	149
Asset Management and Securities Services	42	39

Total depreciation and amortization	$272	$219

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

The following table sets forth the total net revenues of the firm and its consolidated subsidiaries by geographic region allocated on the methodology described above:

	Three Months
	Ended February
	2007	2006
	(in millions)

Net revenues
Americas (1)	$6,263	$5,438
EMEA (2)	4,167	3,017
Asia	2,300	1,978

Total net revenues	$12,730	$10,433

(1)	Substantially all relates to U.S. results.

(2)	EMEA (Europe, Middle East and Africa).

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of February 23, 2007, the related condensed consolidated statements of earnings for the three months ended February 23, 2007 and February 24, 2006, the condensed consolidated statement of changes in shareholders’ equity for the three months ended February 23, 2007, the condensed consolidated statements of cash flows for the three months ended February 23, 2007 and February 24, 2006, and the condensed consolidated statements of comprehensive income for the three months ended February 23, 2007 and February 24, 2006. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of November 24, 2006 and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of November 24, 2006 and the effectiveness of the Company’s internal control over financial reporting as of November 24, 2006; and in our report dated January 31, 2007, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 24, 2006, and the condensed consolidated statement of changes in shareholders’ equity for the year ended November 24, 2006, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 26, 2007

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

Unless specifically stated otherwise, all references to February 2007 and February 2006 refer to our fiscal periods ended, or the dates, as the context requires, February 23, 2007 and February 24, 2006, respectively. All references to November 2006, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 24, 2006. All references to 2007, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, November 30, 2007.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview

Our diluted earnings per common share were $6.67 for the first quarter of 2007, compared with $5.08 for the first quarter of 2006. Annualized return on average tangible common shareholders’ equity (1) was 44.7% and annualized return on average common shareholders’ equity was 38.0% for the first quarter of 2007.

During the first quarter of 2007, we generated record quarterly net revenues, net earnings and diluted earnings per common share, reflecting strong performance across all of our segments and regions. Net revenues in Trading and Principal Investments increased compared with the first quarter of 2006, reflecting significantly higher net revenues in Principal Investments, Fixed Income, Currency and Commodities (FICC) and Equities. The increase in Principal Investments reflected significantly higher gains and overrides from corporate and real estate principal investments. Net revenues in Principal Investments included approximately $500 million in gains in the first quarter of 2007 related to our adoption of SFAS No. 157, “Fair Value Measurements.” The increase in FICC reflected higher net revenues in credit products and mortgages, while net revenues in commodities, interest rate products and currencies were also strong. During the quarter, FICC operated in an environment characterized by strong customer-driven activity and favorable market opportunities. In addition, although the subprime sector within the mortgage market experienced significant weakness, the broader credit environment remained strong. The increase in Equities was primarily due to significantly higher net revenues in shares and principal strategies, reflecting strong results across all regions, while net revenues in derivatives were also strong. During the quarter, Equities operated in an environment characterized by rising equity prices, strong customer-driven activity and favorable market opportunities. In our trading businesses, we increased our market risk, particularly in Equities, to capitalize on these favorable opportunities for our clients and ourselves. Net revenues in Investment Banking increased compared with the first quarter of 2006, reflecting significantly higher net revenues in debt underwriting, as financing activity remained strong, particularly in leveraged finance. In addition, net revenues in Financial Advisory were higher, reflecting continued strong activity levels from both corporate clients and financial sponsors. Our investment banking backlog increased during the quarter. (2) Net revenues in Asset Management and Securities Services were lower than the first quarter of 2006, primarily due to significantly lower incentive fees, partially offset by higher asset management and other fees, and continued growth in securities lending and margin lending. During the quarter, assets under management increased $43 billion or 6% to a record $719 billion, with net asset inflows of $35 billion.

Though we generated record operating results in the first quarter of 2007, our business, by its nature, does not produce predictable earnings. Our results in any given period may be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

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

Business Environment

Global economic conditions remained generally favorable during our first quarter of fiscal 2007, with global economic growth remaining solid, although it appeared to slow toward the end of our quarter. Business and consumer confidence remained at generally high levels across the world’s major economies, particularly reflecting the impact of generally lower energy prices during much of the quarter. Global equity markets broadly moved higher during our first quarter, with particularly strong gains in China. In the fixed income markets, yield curves in both the U.S. and Europe remained relatively flat. In addition, although the subprime sector within the U.S. mortgage market experienced significant weakness, corporate credit spreads narrowed further. In Investment Banking, corporate and financial sponsor activity remained strong, as mergers and acquisitions and debt origination levels, particularly leveraged loan activity, remained at high levels.

In the U.S., economic growth, although lower than in recent quarters, remained solid, particularly in the first half of our fiscal quarter, aided by the combination of generally lower energy prices and unusually warm weather. Unemployment remained at low levels, ending our fiscal quarter essentially unchanged from the end of fiscal 2006. While inflationary pressures appeared to be contained, as reflected in measures of core inflation, signs of pressure reemerged toward the end of our fiscal quarter. The U.S. Federal Reserve left its federal funds target rate unchanged at 5.25% during our fiscal quarter. Long-term bond yields rose slightly, with the 10-year U.S. Treasury note yield ending the quarter up 13 basis points at 4.68%. The S&P 500 Index, Dow Jones Industrial Average and NASDAQ Composite Index increased by 4%, 3% and 2%, respectively, during our fiscal quarter.

In Europe, the pace of economic growth appears to have accelerated slightly during our fiscal quarter, with an increase in employment driving stronger domestic demand. The modest acceleration in economic growth was evident in surveys of business activity, which remained at high levels during our fiscal quarter. The European Central Bank increased its main refinancing operations rate by 25 basis points during the fiscal quarter to 3.50%, its highest level in more than five years. In the U.K., although financial conditions became less accommodative, the economy showed continued modest growth. Inflationary pressures also increased during the quarter. The Bank of England raised its official bank rate by 25 basis points to 5.25%, its highest level since 2001. Equity markets in both the U.K. and continental Europe rose sharply and long-term bond yields increased during our fiscal quarter.

In Japan, real gross domestic product appears to have accelerated, particularly in the first half of our first quarter, driven by an increase in both capital expenditure and domestic demand. Unemployment levels remained low, though wages declined on a year-on-year basis. During the quarter, the Bank of Japan raised its target overnight call rate by 25 basis points to 0.50% and the yield on 10-year Japanese government bonds increased slightly. The Nikkei 225 Index ended the fiscal quarter 16% higher.

In China, economic growth remained solid, primarily driven by continued strength in net exports. While the People’s Bank of China maintained the one-year benchmark lending rate at 6.12%, it raised the reserve requirement ratio by 50 basis points during our fiscal quarter. The Shanghai Composite Index continued its sharp increase during our fiscal quarter. Elsewhere in Asia, growth in exports and industrial activity softened, though growth appeared to recover toward the end of our fiscal quarter. Equity markets across the region broadly ended our fiscal quarter higher.

Critical Accounting Policies

Fair Value

The use of fair value to measure financial instruments, with related unrealized gains or losses generally recognized in “Trading and principal investments” in our condensed consolidated statements of earnings, is fundamental to our financial statements and is our most critical accounting policy. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that we own (long positions) are marked to bid prices, and instruments that we have sold, but not yet purchased (short positions) are marked to offer prices.

We adopted SFAS No. 157, “Fair Value Measurements,” as of the beginning of 2007. See Notes 2 and 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on SFAS No. 157, including the impact of adoption.

In determining fair value, we separate our “Financial instruments, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Financial Instruments by Category
(in millions)

	As of February 2007			As of November 2006
			Financial			Financial
	Financial		Instruments Sold,	Financial		Instruments Sold,
	Instruments		but not Yet	Instruments		but not Yet
	Owned, at		Purchased, at	Owned, at		Purchased, at
	Fair Value		Fair Value	Fair Value		Fair Value

Cash trading instruments	$274,781		$96,800	$247,031		$87,244
SMFG	4,662		3,272 (5)	4,505		3,065 (5)
ICBC	5,898	(1)	—	5,194	(1)	—
Other principal investments	6,019	(2)	—	4,263	(2)	—

Principal investments	16,579		3,272	13,962		3,065

Cash instruments	291,360		100,072	260,993		90,309
Exchange-traded	12,383		12,227	14,407		13,851
Over-the-counter	57,024		54,182	53,136		51,645

Derivative contracts	69,407	(3)	66,409 (6)	67,543	(3)	65,496 (6)

Total	$360,767	(4)	$166,481	$328,536	(4)	$155,805

(1)	Includes interests of $3.73 billion and $3.28 billion as of February 2007 and November 2006, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation.

(2)	The following table sets forth the principal investments (in addition to our investments in SMFG and ICBC) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of February 2007			As of November 2006
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)			(in millions)
Private	$3,939	$1,103	$5,042	$2,741	$555	$3,296
Public	939	38	977	934	33	967

Total	$4,878	$1,141	$6,019	$3,675	$588	$4,263

(3)	Net of cash received pursuant to credit support agreements of $25.81 billion and $24.06 billion as of February 2007 and November 2006, respectively.

(4)	Excludes assets related to consolidated investment funds of $12.13 billion and $6.03 billion as of February 2007 and November 2006, respectively, for which Goldman Sachs is not at risk.

(5)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG).

(6)	Net of cash paid pursuant to credit support agreements of $15.92 billion and $16.00 billion as of February 2007 and November 2006, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid listed equities, state, municipal and provincial obligations, and certain physical commodities.

Certain cash trading instruments trade infrequently and therefore have little or no price transparency. Such instruments include certain corporate bank loans and mortgage whole loans, highly distressed debt, and private equity and real estate investments. Where we are unable to substantiate the significant valuation inputs and assumptions to corroborative market data, the transaction price is used as management’s best estimate of fair value at inception. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to inception, we change inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

•	Public Principal Investments. Our public principal investments held within the Principal Investments component of our Trading and Principal Investments segment tend to be large, concentrated holdings resulting from initial public offerings or other corporate transactions, and are valued based on quoted market prices. For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Our two most significant public principal investments are our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG) and our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC).

Our investment in SMFG is valued using a model that is principally based on SMFG’s common stock price. As of February 2007, the conversion price of our SMFG convertible preferred stock into shares of SMFG common stock was ¥318,800. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,100). As a result of downside protection on the conversion stock price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price would be nonlinear for a significant decline in the SMFG common stock price. As of February 2007, we had hedged approximately 70% of the common stock underlying our investment in SMFG and there were no restrictions on our ability to hedge the remaining 30%.

Our investment in ICBC is valued using the quoted market prices adjusted for transfer restrictions. The ordinary shares acquired from ICBC are subject to transfer restrictions that, among other things, prohibit any sale, disposition or other transfer until April 28, 2009. From April 28, 2009 to October 20, 2009, we may transfer up to 50% of the aggregate ordinary shares of ICBC that we owned as of October 20, 2006. We may transfer our remaining shares after October 20, 2009. A portion of our interest is held by investment funds managed by Goldman Sachs.

•	Private Principal Investments. Our private principal investments held within the Principal Investments component of our Trading and Principal Investments segment include investments in private equity, debt and real estate. By their nature, these investments have little or no price transparency. We value such instruments initially at transaction price and adjust the valuation when evidence is available to support such adjustments. Such evidence includes transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

Derivative Contracts.  Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded derivatives are generally valued based on quoted market prices. Some exchange-traded derivatives are valued within portfolios using models that calibrate to broker or dealer quotations or market transactions in either the listed or OTC markets.

OTC derivatives are valued using models. The selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Where possible, we verify the values produced by our pricing models to market transactions. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Further, complex structures often involve multiple product types requiring additional complex inputs such as correlations and volatilities. Where we do not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, management believes that transaction price is the best estimate of fair value at inception. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to initial recognition, we only update valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other evidence such as empirical market data. In circumstances where we cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, we continue to review and refine the models used. See “— Derivatives” below for a further information on our OTC derivatives.

When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Other Financial Assets and Financial Liabilities.  In addition to “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” we have elected to account for certain of our other financial assets and financial liabilities at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Such financial assets and financial liabilities include (i) certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments; (ii) certain other secured financings; (iii) certain unsecured long-term borrowings, including those resulting from prepaid physical commodity transactions; (iv) resale and repurchase agreements; (v) securities borrowed and securities loaned related to our financing and matched book activities; and (vi) securities held by our bank subsidiary (previously accounted for as available-for-sale). See “— Recent Accounting Developments” below for a discussion of the impact of adopting SFAS No. 159.

Controls Over Valuation of Financial Instruments.  A control infrastructure, independent of the trading and investing functions, is fundamental to ensuring that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important in valuing instruments with lower levels of price transparency.

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading functions, is responsible for the oversight of control and valuation policies and for reporting the results of these policies to our Audit Committee. We seek to maintain the necessary resources to ensure that control functions are performed to the highest standards. We employ procedures for the approval of new transaction types and markets, price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. These procedures are performed by personnel independent of the revenue-producing units. For trading and principal investments with little or no price transparency, we employ, where possible, procedures that include comparisons with similar observable positions, analysis of actual to projected cash flows, comparisons with subsequent sales and discussions with senior business leaders. See “— Market Risk” below for a further discussion of how we manage the risks inherent in our trading and principal investing businesses.

Goodwill and Identifiable Intangible Assets

As a result of our acquisitions, principally SLK LLC (SLK) in 2000, The Ayco Company, L.P. (Ayco) in 2003, Cogentrix Energy, Inc. (Cogentrix) in 2004, National Energy & Gas Transmission, Inc. (NEGT) in 2005 and our variable annuity and variable life insurance business in 2006, we have acquired goodwill and identifiable intangible assets. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	February	November
	2007	2006

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	133	136
Equities (1)	2,381	2,381
Principal Investments	4	4
Asset Management and Securities Services
Asset Management (2)	421	421
Securities Services	117	117

Total	$3,181	$3,184

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of February 2007		As of November 2006
		Range of Remaining
	Carrying	Useful Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$724	5 - 18	$737
Power contracts (2)	605	2 - 22	667
New York Stock Exchange (NYSE) specialist rights	532	15	542
Insurance-related assets (3)	369	7	362
Exchange-traded fund (ETF) specialist rights	104	21	105
Other (4)	78	1 - 9	89

Total	$2,412		$2,502

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix and NEGT. Substantially all of these power contracts have been pledged to counterparties in connection with our secured financings.

(3)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in 2006. DAC results from commissions paid by Goldman Sachs to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with us and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven-year useful life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend for approximately 30 years).

(4)	Primarily includes marketing and technology-related assets.

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

A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 48.0% for the first quarter of 2007 compared with 50.9% for the first quarter of 2006.

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

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “— Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for a further discussion of the impact of economic and market conditions on our results of operations.

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months
	Ended February
	2007	2006

Net revenues	$12,730	$10,433
Pre-tax earnings	4,859	3,689
Net earnings	3,197	2,479
Net earnings applicable to common shareholders	3,148	2,453
Diluted earnings per common share	6.67	5.08
Annualized return on average common shareholders’ equity (1)	38.0%	36.4%
Annualized return on average tangible common shareholders’ equity (2)	44.7%	44.4%

(1)	Annualized return on average common shareholders’ equity is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. Identifiable intangible assets associated with power contracts are not deducted from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

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

The following table sets forth a reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Three Months
	Ended February
	2007	2006
	(in millions)

Total shareholders’ equity	$36,258	$28,724
Preferred stock	(3,100)	(1,750)

Common shareholders’ equity	$33,158	$26,974
Goodwill and identifiable intangible assets, excluding power contracts	(5,002)	(4,896)

Tangible common shareholders’ equity	$28,156	$22,078

Net Revenues

Three Months Ended February 2007 versus February 2006.  Our net revenues were $12.73 billion for the first quarter of 2007, an increase of 22% compared with the first quarter of 2006, reflecting strong performance across all of our segments and regions. Net revenues in Trading and Principal Investments increased compared with the first quarter of 2006, reflecting significantly higher net revenues in Principal Investments, FICC and Equities. The increase in Principal Investments reflected significantly higher gains and overrides from corporate and real estate principal investments. Net revenues in Principal Investments included approximately $500 million in gains in the first quarter of 2007 related to our adoption of SFAS No. 157, “Fair Value Measurements.” The increase in FICC reflected higher net revenues in credit products and mortgages, while net revenues in commodities, interest rate products and currencies were also strong. During the quarter, FICC operated in an environment characterized by strong customer-driven activity and favorable market opportunities. In addition, although the subprime sector within the mortgage market experienced significant weakness, the broader credit environment remained strong. The increase in Equities was primarily due to significantly higher net revenues in shares and principal strategies, reflecting strong results across all regions, while net revenues in derivatives were also strong. During the quarter, Equities operated in an environment characterized by rising equity prices, strong customer-driven activity and favorable market opportunities. In our trading businesses, we increased our market risk, particularly in Equities, to capitalize on these favorable opportunities for our clients and ourselves. Net revenues in Investment Banking increased compared with the first quarter of 2006, reflecting significantly higher net revenues in debt underwriting, as financing activity remained strong, particularly in leveraged finance. In addition, net revenues in Financial Advisory were higher, reflecting continued strong activity levels from both corporate clients and financial sponsors. Net revenues in Asset Management and Securities Services were lower than the first quarter of 2006, primarily due to significantly lower incentive fees, partially offset by higher asset management and other fees, and continued growth in securities lending and margin lending. During the quarter, assets under management increased $43 billion or 6% to a record $719 billion, with net asset inflows of $35 billion.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses that are significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. During the first quarter of 2007, our ratio of compensation and benefits to net revenues was 48.0% compared with 50.9% for the first quarter of 2006. See “— Use of Estimates” above for more information on our ratio of compensation and benefits to net revenues.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
($ in millions)

	Three Months Ended February
	2007	2006

Compensation and benefits (1)	$6,111	$5,314

Brokerage, clearing, exchange and distribution fees	551	418
Market development	132	100
Communications and technology	151	124
Depreciation and amortization	132	125
Amortization of identifiable intangible assets	51	34
Occupancy	204	193
Professional fees	161	109
Cost of power generation	84	85
Other expenses	294	242

Total non-compensation expenses	1,760	1,430

Total operating expenses	$7,871	$6,744

Employees at period end (2)	26,959	23,641

(1)	Compensation and benefits includes $35 million and $51 million for the three months ended February 2007 and February 2006, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Excludes 4,994 and 8,171 employees as of February 2007 and February 2006, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
(in millions)

	Three Months
	Ended February
	2007	2006

Non-compensation expenses of consolidated investments (1)	$87	$99

Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees	551	418
Market development	130	92
Communications and technology	150	123
Depreciation and amortization	118	112
Amortization of identifiable intangible assets	50	34
Occupancy	189	169
Professional fees	160	105
Cost of power generation	84	85
Other expenses	241	193

Subtotal	1,673	1,331

Total non-compensation expenses, as reported	$1,760	$1,430

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as hotels, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

Three Months Ended February 2007 versus February 2006.  Operating expenses of $7.87 billion increased 17% compared with the first quarter of 2006. Compensation and benefits expenses of $6.11 billion increased 15% compared with the first quarter of 2006, reflecting the impact of higher net revenues. The ratio of compensation and benefits to net revenues for the quarter was 48.0% compared with 50.9% for the first quarter of 2006. Employment levels increased 2% during the quarter.

Non-compensation expenses were $1.76 billion, 23% higher than the first quarter of 2006. Excluding non-compensation expenses related to consolidated entities held for investment purposes, non-compensation expenses were 26% higher than the first quarter of 2006, primarily due to higher brokerage, clearing, exchange and distribution fees, reflecting higher transaction volumes in Equities, and increased professional fees, reflecting increased levels of business activity. Other expenses also increased, primarily due to growth in our insurance business.

Provision for Taxes

The provision for taxes for the quarter ended February 2007 was $1.66 billion. The effective income tax rate was 34.2% for the first quarter of 2007, down from 34.5% for fiscal year 2006 and up from 32.8% for the first quarter of 2006. The increase from the first quarter of 2006 was primarily due to a reduction in the impact of permanent benefits due to higher levels of earnings, and changes in the geographic mix of earnings.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months
		Ended February
		2007	2006

Investment	Net revenues	$1,716	$1,471
Banking	Operating expenses	1,294	1,189

	Pre-tax earnings	$422	$282

Trading and Principal	Net revenues	$9,417	$6,982
Investments	Operating expenses	5,394	4,427

	Pre-tax earnings	$4,023	$2,555

Asset Management and	Net revenues	$1,597	$1,980
Securities Services	Operating expenses	1,183	1,099

	Pre-tax earnings	$414	$881

Total	Net revenues	$12,730	$10,433
	Operating expenses (1)	7,871	6,744

	Pre-tax earnings	$4,859	$3,689

(1)	Includes net provisions for a number of litigation and regulatory proceedings of $29 million for the three months ended February 2006 that have not been allocated to our segments.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 14 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our segments.

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

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months
	Ended February
	2007	2006

Financial Advisory	$861	$736

Equity underwriting	266	283
Debt underwriting	589	452

Total Underwriting	855	735

Total net revenues	1,716	1,471
Operating expenses	1,294	1,189

Pre-tax earnings	$422	$282

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months
	Ended February
	2007	2006

Announced mergers and acquisitions	$337	$285
Completed mergers and acquisitions	324	272
Equity and equity-related offerings (2)	13	16
Debt offerings (3)	86	83

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings, convertible offerings, rights offerings and Rule 144A issues.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended February 2007 versus February 2006.  Net revenues in Investment Banking of $1.72 billion for the first quarter of 2007 increased 17% compared with the first quarter of 2006. Net revenues in Financial Advisory of $861 million increased 17% compared with first quarter of 2006, primarily reflecting growth in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $855 million increased 16% compared with the first quarter of 2006, reflecting significantly higher net revenues in debt underwriting, primarily due to an increase in leveraged finance activity, as the financing environment remained favorable. Our investment banking backlog increased during the quarter. (1)

Operating expenses of $1.29 billion for the first quarter of 2007 increased 9% compared with the first quarter of 2006, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings of $422 million in the first quarter of 2007 increased 50% compared with the first quarter of 2006.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months
	Ended February
	2007	2006

FICC	$4,604	$3,838

Equities trading	2,163	1,607
Equities commissions	924	842

Total Equities	3,087	2,449

SMFG	161	405
ICBC	227	—

Gross gains	1,351	301
Gross losses (1)	(228)	(101)

Net other corporate and real estate investments	1,123	200
Overrides	215	90

Total Principal Investments	1,726	695

Total net revenues	9,417	6,982
Operating expenses	5,394	4,427

Pre-tax earnings	$4,023	$2,555

(1)	A substantial portion relates to interest expense on our principal investments.

Three Months Ended February 2007 versus February 2006.  Net revenues in Trading and Principal Investments of $9.42 billion for the first quarter of 2007 increased 35% compared with the first quarter of 2006. Net revenues in FICC of $4.60 billion increased 20% compared with the first quarter of 2006, reflecting higher net revenues in credit products and mortgages. Net revenues in commodities and interest rate products were strong, but essentially unchanged from the same prior year period. Net revenues in currencies were also strong, but lower compared with the first quarter of 2006. During the quarter, FICC operated in an environment characterized by strong customer-driven activity and favorable market opportunities. In addition, although the subprime sector within the mortgage market experienced significant weakness, the broader credit environment remained strong. Net revenues in Equities of $3.09 billion increased 26% compared with the first quarter of 2006, primarily due to significantly higher net revenues in shares and principal strategies, reflecting strong results across all regions. Net revenues in derivatives were also strong, but essentially unchanged compared with the first quarter of 2006. During the quarter, Equities operated in an environment characterized by rising equity prices, strong customer-driven activity and favorable market opportunities. Principal Investments recorded net revenues of $1.73 billion, reflecting gains and overrides from corporate and real estate principal investments, including a $227 million gain related to our investment in the ordinary shares of ICBC and a $161 million gain related to our investment in the convertible preferred stock of SMFG. Net revenues in Principal Investments included approximately $500 million in gains in the first quarter of 2007 related to our adoption of SFAS No. 157, “Fair Value Measurements.”

Operating expenses of $5.39 billion for the first quarter of 2007 increased 22% compared with the first quarter of 2006, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation as well as higher non-compensation expenses. Excluding non-compensation expenses related to consolidated entities held for investment purposes, the increase in non-compensation expenses was primarily due to higher brokerage, clearing, exchange and distribution fees, reflecting higher transaction volumes in Equities, and higher professional fees due to increased levels of business activity. Other expenses also increased, primarily due to higher levels of business activity, including growth in our insurance business. Pre-tax earnings of $4.02 billion in the first quarter of 2007 increased 57% compared with the first quarter of 2006.

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

Assets under management typically generate fees as a percentage of asset value. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31. For that reason, incentive fees have been seasonally weighted to our first quarter. Based on investment performance in calendar 2006, our incentive fees were significantly lower in the first quarter of 2007 than they were in the first quarter of 2006.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months
	Ended February
	2007	2006

Management and other fees	$982	$750
Incentive fees	90	739

Total Asset Management	1,072	1,489
Securities Services	525	491

Total net revenues	1,597	1,980
Operating expenses	1,183	1,099

Pre-tax earnings	$414	$881

Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month end.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of		As of
	February 28,		November 30,
	2007	2006	2006	2005

Alternative investments (1)	$147	$119	$145	$110
Equity	230	181	215	167
Fixed income	213	165	198	154

Total non-money market assets	590	465	558	431
Money markets	129	106	118	101

Total assets under management	$719	$571	$676	$532

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months
	Ended February 28
	2007	2006

Balance, beginning of year	$676	$532

Net asset inflows/(outflows)
Alternative investments	2	7
Equity	11	5
Fixed income	11	8

Total non-money market net asset inflows/(outflows)	24	20
Money markets	11	5

Total net asset inflows/(outflows)	35	25	(1)

Net market appreciation/(depreciation)	8	14

Balance, end of period	$719	$571

(1)	Includes $3 billion of net asset inflows in connection with our December 30, 2005 acquisition of our variable annuity and variable life insurance business.

Three Months Ended February 2007 versus February 2006.  Net revenues in Asset Management and Securities Services of $1.60 billion decreased 19% compared with the first quarter of 2006. Asset Management net revenues of $1.07 billion decreased 28% compared with the first quarter of 2006, reflecting significantly lower incentive fees, partially offset by a 31% increase in management and other fees. Incentive fees were $90 million for the first quarter of 2007 compared with $739 million for the same prior year period. During the quarter, assets under management increased $43 billion to $719 billion, reflecting non-money market net asset inflows of $24 billion, primarily in equity and fixed income assets, money market net assets inflows of $11 billion and market appreciation of $8 billion, in equity and fixed income assets. Securities Services net revenues of $525 million increased 7% compared with the first quarter of 2006, as our prime brokerage business generated strong results, reflecting continued growth in customer balances in securities lending and margin lending.

Operating expenses of $1.18 billion for the first quarter of 2007 increased 8% compared with the first quarter of 2006, primarily due to increased compensation and benefits expenses and higher distribution fees. Pre-tax earnings of $414 million in the first quarter of 2007 decreased by 53% compared with the first quarter of 2006.

Geographic Data

See Note 14 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our net revenues by geographic region.

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements, subsidiary capital requirements and rating agency guidelines. The equity capital we hold may also be influenced by the business environment, conditions in the financial markets and an assessment of potential future losses during an extremely adverse business and market environment. As of February 2007, our total shareholders’ equity was $36.90 billion (consisting of common shareholders’ equity of $33.80 billion and preferred stock of $3.10 billion) compared with total shareholders’ equity of $35.79 billion as of November 2006 (consisting of common shareholders’ equity of $32.69 billion and preferred stock of $3.10 billion). In addition to total shareholders’ equity, we consider the $2.75 billion of junior subordinated debt issued to a trust (see below) part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Regulatory Capital Requirements

Goldman Sachs is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE) and, as such, is subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. Minimum capital adequacy standards are principally driven by the amount of our market risk, credit risk and operational risk as calculated by methodologies approved by the SEC. Eligible sources of regulatory capital include common equity and certain types of preferred stock, debt and hybrid instruments, including our junior subordinated debt issued to a trust. The recognition of preferred stock, debt and hybrid instruments as regulatory capital is subject to limitations. Goldman Sachs was in compliance with the CSE capital adequacy standards as of February 2007 and November 2006.

Subsidiary Capital Requirements

Many of our principal subsidiaries are subject to separate regulation and capital requirements in the United States and/or elsewhere. Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commissions merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, the NYSE, the National Association of Securities Dealers, Inc. and the National Futures Association. Goldman Sachs International, our regulated U.K. broker-dealer, is subject to regulation primarily by the U.K.’s Financial Services Authority. Goldman Sachs Japan Co., Ltd., our regulated Japanese broker-dealer, is subject to regulation by Japan’s Financial Services Agency. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, and other regulators and authorities around the world, such as the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, Banque de France and the Autorité des Marchés Financiers in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Swiss Federal Banking Commission, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore and the China Securities Regulatory Commission. Goldman Sachs Bank USA (GS Bank), a wholly owned industrial bank, is regulated by the Federal Deposit

Insurance Corporation and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of February 2007 and November 2006, these subsidiaries were in compliance with their local capital requirements.

As discussed above, many of our subsidiaries are subject to regulatory capital requirements in jurisdictions throughout the world. Subsidiaries not subject to separate regulation may hold capital to satisfy local tax guidelines, rating agency requirements or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based upon its underlying risk. See “— Liquidity and Funding Risk — Conservative Liability Structure” below for a discussion of our potential inability to access funds from our subsidiaries.

Equity investments in subsidiaries are generally funded with parent company equity capital. As of February 2007, Group Inc.’s equity investment in subsidiaries was $35.58 billion compared with its total shareholders’ equity of $36.90 billion.

Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed primarily through the use of derivative contracts. In addition, we generally manage the non-trading exposure to foreign exchange risk that arises from transactions denominated in currencies other than the transacting entity’s functional currency.

See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulated subsidiaries.

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

Share Repurchase Program.  We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases and is influenced by our overall capital position (i.e., the comparison of our capital requirements to our available capital), general market conditions and the prevailing price and trading volumes of our common stock.

The following table sets forth the level of share repurchases for the first quarters ended February 2007 and February 2006:

	As of February
	2007	2006
	(in millions, except per share amounts)

Number of shares repurchased	12.97	19.13
Total cost	$2,688	$2,578
Average cost per share	$207.26	$134.75

As of February 2007, we were authorized to repurchase up to 39.6 million additional shares of common stock pursuant to our repurchase program. See “— Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

Preferred Stock.  As of February 2007, Goldman Sachs had 124,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:

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

Junior Subordinated Debt Issued to a Trust.  We issued $2.84 billion of junior subordinated debentures in the first quarter of 2004 to Goldman Sachs Capital Trust I (the Trust), a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Goldman Sachs. The junior subordinated debentures are included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. The inherent characteristics of preferred beneficial interests issued by the Trust, including their long-term nature, our ability to defer coupon interest for up to ten consecutive semiannual periods and their subordinated nature in our capital structure, are such that they qualify as regulatory capital for CSE purposes and, thus, are part of our equity capital.

Subordinated Debt.  Although not part of our shareholders’ equity, subordinated debt may be used to meet a portion of our consolidated minimum capital requirements as a CSE. As of February 2007, we had outstanding subordinated debt of $6.77 billion.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of
	February		November
	2007		2006
	($ in millions, except per share amounts)

Total assets	$912,495		$838,201
Adjusted assets (1)	606,139		541,033
Total shareholders’ equity	36,900		35,786
Tangible equity capital (2)	34,662		33,517
Leverage ratio (3)	24.7	x	23.4	x
Adjusted leverage ratio (4)	17.5	x	16.1	x
Debt to equity ratio (5)	3.6	x	3.4	x

Common shareholders’ equity	33,800		32,686
Tangible common shareholders’ equity (6)	28,812		27,667

Book value per common share (7)	$77.12		$72.62
Tangible book value per common share (8)	65.74		61.47

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities borrowed and financial instruments purchased under agreements to resell, at fair value, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio (see footnote 2 below).

The following table sets forth a reconciliation of total assets to adjusted assets:

		As of
		February	November
		2007	2006
		(in millions)

Total assets		$912,495	$838,201
Deduct:	Securities borrowed	(241,270)	(219,342)
	Financial instruments purchased under agreements to resell, at fair value	(81,886)	(82,126)
Add:	Financial instruments sold, but not yet purchased, at fair value	166,481	155,805
	Less derivative liabilities	(66,409)	(65,496)

	Subtotal	100,072	90,309
Deduct:	Cash and securities segregated for regulatory and other purposes	(78,284)	(80,990)
	Goodwill and identifiable intangible assets, excluding power contracts	(4,988)	(5,019)

Adjusted assets		$606,139	$541,033

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to a trust less goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. We consider junior subordinated debt issued to a trust to be a component of our tangible equity capital base due to the inherent characteristics of these securities, including the long-term nature of the securities, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the obligations in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

	As of
	February	November
	2007	2006
	(in millions)

Total shareholders’ equity	$36,900	$35,786
Add: Junior subordinated debt issued to a trust	2,750	2,750
Deduct: Goodwill and identifiable intangible assets, excluding power contracts	(4,988)	(5,019)

Tangible equity capital	$34,662	$33,517

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

The following table sets forth a reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

	As of
	February	November
	2007	2006
	(in millions)

Total shareholders’ equity	$36,900	$35,786
Deduct: Preferred stock	(3,100)	(3,100)

Common shareholders’ equity	33,800	32,686
Deduct: Goodwill and identifiable intangible assets, excluding power contracts	(4,988)	(5,019)

Tangible common shareholders’ equity	$28,812	$27,667

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 438.3 million and 450.1 million as of February 2007 and November 2006, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations and Commitments

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of February 2007:

Contractual Obligations
(in millions)

	Remainder	2008-	2010-	2012-
	of 2007	2009	2011	Thereafter	Total

Unsecured long-term borrowings (1)(2)(3)	$—	$29,855	$21,025	$81,852	$132,732
Secured long-term financings (1)(2)(4)	—	6,027	6,792	11,451	24,270
Minimum rental payments	469	830	613	2,165	4,077
Purchase obligations (5)	1,345	875	22	24	2,266

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $14.20 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of February 2007, primarily consisting of hybrid financial instruments.

(4)	These obligations are reported within “Other secured financings” in the condensed consolidated statements of financial condition and include $6.39 billion accounted for at fair value under SFAS No. 155 and SFAS No. 159 as of February 2007.

(5)	Primarily includes construction-related obligations.

As of February 2007, our unsecured long-term borrowings were $132.73 billion and consisted principally of senior borrowings with maturities extending to 2039. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of February 2007, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $4.08 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

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

As of February 2007 and November 2006, we had construction-related obligations of $1.88 billion and $1.63 billion, respectively, including purchase obligations of $986 million and $1.07 billion, respectively, related to the development of wind energy projects. Construction-related obligations also include outstanding purchase obligations of $835 million and $500 million as of February 2007 and November 2006, respectively, related to our new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion.

In March 2007, we entered into an agreement to sell our interest in Horizon Wind Energy LLC to Energias de Portugal, S.A., subject to the receipt of regulatory approvals and other closing conditions. The transaction is expected to close during our third quarter of 2007, and depending on the level of net revenues in such period, the resulting gain may be material to our results of operations.

The following table sets forth our commitments as of February 2007:

Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration
	Remainder	2008-	2010-	2012-
	of 2007	2009	2011	Thereafter	Total

Commitments to extend credit
William Street program	$1,477	$2,464	$11,801	$3,514	$19,256
Other commercial lending:
Investment-grade	2,400	7,551	3,531	398	13,880
Non-investment-grade	579	5,892	8,597	24,051	39,119
Warehouse financing	14,090	1,298	—	—	15,388

Total commitments to extend credit	18,546	17,205	23,929	27,963	87,643
Forward starting resale and securities borrowing agreements	18,425	—	—	—	18,425
Forward starting repurchase and securities lending agreements	30,593	—	—	—	30,593
Commitments under letters of credit issued by banks to counterparties	5,500	377	—	169	6,046
Merchant banking commitments	4,212	3,208	2,764	2,252	12,436
Underwriting commitments	1,066	—	—	—	1,066
Other investment commitments	420	708	158	112	1,398

Total	$78,762	$21,498	$26,851	$30,496	$157,607

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments to extend credit of $87.64 billion as of February 2007 compared with $100.48 billion as of November 2006. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments outside the William Street credit extension program are generally extended in connection with contingent acquisition financing and other types of corporate lending. We may seek to reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.

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

See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our commitments, contingencies and guarantees.

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

The following tables set forth the daily VaR:

Average Daily VaR
(in millions)

	Average for the
	Three Months Ended
	February	February
Risk Categories	2007	2006

Interest rates	$57	$40
Equity prices	96	69
Currency rates	18	18
Commodity prices	30	30
Diversification effect (1)	(74)	(65)

Total	$127	$92

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $127 million for the first quarter of 2007 from $92 million for the first quarter of 2006, primarily due to increased levels of exposure to equity prices and interest rates.

Daily VaR
(in millions)

			Three Months
	As of		Ended
	February	November	February 2007
Risk Categories	2007	2006	High	Low

Interest rates	$90	$51	$90	$42
Equity prices	116	84	125	73
Currency rates	13	15	33	12
Commodity prices	37	21	51	21
Diversification effect (1)	(102)	(52)

Total	$154	$119	$155	$104

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR increased to $154 million as of February 2007 from $119 million as of November 2006, primarily due to increased levels of exposure to interest rates, equity prices and commodity prices.

The following chart presents our daily VaR during the last four quarters:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended February 2007:

Daily Trading Net Revenues
($ in millions)

Daily Trading Net Revenues

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2007.

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

The sensitivity analyses for equity and debt positions in our trading portfolio and equity, debt (primarily mezzanine instruments) and real estate positions in our non-trading portfolio are measured by the impact of a decline in the asset values (including the impact of leverage in the underlying investments for real estate positions in our non-trading portfolio) of such positions. The fair value of the underlying positions may be impacted by factors such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of such events occurring, these measures have not been aggregated:

		10% Sensitivity Measure
Asset		Amount as of	Amount as of
Categories	10% Sensitivity Measure	February 2007	November 2006
		(in millions)

Trading Risk (1)
Equity	Underlying asset value	$512	$377
Debt	Underlying asset value	782	725

Non-trading Risk
SMFG	SMFG common stock price	133	140
ICBC	ICBC ordinary share price	217	191
Other Equity	Underlying asset value	462	390
Debt	Underlying asset value	222	199
Real Estate (2)	Underlying asset value	455	341

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to interests in our real estate investment funds.

During the first quarter of 2007, the market risk for equity positions in our trading portfolio increased due to new investments as well as an increase in the fair value of the portfolio. In our non-trading portfolio, the market risk for real estate and other equity positions increased due to an increase in the fair value of the portfolios as well as new investments.

In addition, as of February 2007, in our bank and insurance subsidiaries we held approximately $10.74 billion of securities, primarily consisting of mortgage-backed, federal agency and investment-grade corporate bonds.

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

The fair value of our derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in our condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
(in millions)

Assets	As of February 2007
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$1,895	$1,317	$6,399	$5,281	$9,265	$24,157
Currencies	4,472	1,128	3,094	1,700	519	10,913
Commodities	4,008	3,455	5,171	674	240	13,548
Equities	2,005	1,036	1,819	2,703	843	8,406

Total	$12,380	$6,936	$16,483	$10,358	$10,867	$57,024

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$4,916	$1,015	$5,262	$3,280	$4,953	$19,426
Currencies	5,094	1,245	2,783	533	607	10,262
Commodities	3,799	2,931	4,559	995	86	12,370
Equities	2,109	1,984	4,364	3,362	305	12,124

Total	$15,918	$7,175	$16,968	$8,170	$5,951	$54,182

Assets	As of November 2006
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$2,432	$1,706	$5,617	$5,217	$6,201	$21,173
Currencies	5,578	943	3,103	1,669	966	12,259
Commodities	3,892	1,215	5,836	1,258	231	12,432
Equities	1,430	1,134	1,329	2,144	1,235	7,272

Total	$13,332	$4,998	$15,885	$10,288	$8,633	$53,136

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$2,807	$1,242	$6,064	$3,582	$5,138	$18,833
Currencies	6,859	1,290	2,582	494	634	11,859
Commodities	3,078	658	4,253	1,643	273	9,905
Equities	3,235	1,682	2,615	3,239	277	11,048

Total	$15,979	$4,872	$15,514	$8,958	$6,322	$51,645

(1)	Includes credit derivatives.

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

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of February 2007 and November 2006, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

Over-the-Counter Derivative Credit Exposure
($ in millions)

					As of
	As of February 2007				November 2006
			Exposure	Percentage of	Percentage of
		Collateral	Net of	Total Exposure	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral	Net of Collateral

AAA/Aaa	$6,031	$1,015	$5,016	12%	12%
AA/Aa2	14,689	1,927	12,762	31	29
A/A2	18,830	5,439	13,391	32	29
BBB/Baa2	7,442	2,285	5,157	13	15
BB/Ba2 or lower	8,528	3,941	4,587	11	13
Unrated	1,504	1,002	502	1	2

Total	$57,024	$15,609	$41,415	100%	100%

(1)	Net of cash received pursuant to credit support agreements of $25.81 billion.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
(in millions)

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$935	$160	$1,234	$952	$1,735	$5,016
AA/Aa2	2,357	1,433	3,232	2,986	2,754	12,762
A/A2	4,072	2,059	3,877	1,534	1,849	13,391
BBB/Baa2	1,319	1,143	1,954	219	522	5,157
BB/Ba2 or lower	1,308	504	1,727	670	378	4,587
Unrated	248	6	37	180	31	502

Total	$10,239	$5,305	$12,061	$6,541	$7,269	$41,415

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates (2)	$1,698	$978	$4,700	$3,546	$5,926	$16,848
Currencies	3,795	972	2,447	1,206	357	8,777
Commodities	3,646	2,679	3,669	421	240	10,655
Equities	1,100	676	1,245	1,368	746	5,135

Total	$10,239	$5,305	$12,061	$6,541	$7,269	$41,415

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

(2)	Includes credit derivatives.

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

Liquidity and Funding Risk

Liquidity is of critical importance to companies in the financial services sector. Most failures of financial institutions have occurred in large part due to insufficient liquidity resulting from adverse circumstances. Accordingly, Goldman Sachs has in place a comprehensive set of liquidity and funding policies that are intended to maintain significant flexibility to address both Goldman Sachs-specific and broader industry or market liquidity events. Our principal objective is to be able to fund Goldman Sachs and to enable our core businesses to continue to generate revenues, even under adverse circumstances.

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

The size of our Global Core Excess is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model identifies and estimates cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured debt and letters of credit;

•	potential buybacks of a portion of our outstanding negotiable unsecured debt;

•	adverse changes in the terms or availability of secured funding;

•	derivatives and other margin and collateral outflows, including those due to market moves;

•	potential cash outflows associated with our prime brokerage business;

•	additional collateral that could be called in the event of a two-notch downgrade in our credit ratings;

•	draws on our unfunded commitments not supported by William Street Funding Corporation (1); and

•	upcoming cash outflows, such as tax and other large payments.

(1)	The Global Core Excess excludes liquid assets of $6.58 billion held separately by William Street Funding Corporation. See “— Contractual Obligations and Commitments” above for a further discussion of the William Street credit extension program.

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Three Months
	Ended	Year Ended
	February 2007	November 2006
	(in millions)

U.S. dollar-denominated	$44,886	$40,862
Non-U.S. dollar-denominated	10,307	10,202

Total Global Core Excess	$55,193	$51,064

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

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of
	February	November
	2007	2006
	(in millions)

Mortgage whole loans and collateralized debt obligations (1)	$46,259	$41,017
Bank loans (2)	28,171	28,196
High-yield securities	12,310	11,054
Emerging market debt securities	2,748	2,291
SMFG convertible preferred stock	4,662	4,505
ICBC ordinary shares (3)	5,898	5,194
Other corporate principal investments (4)	4,878	3,675
Other private equity and restricted public equity securities	4,735	3,736
Real estate principal investments (4)	1,141	588

(1)	Includes certain mortgage-backed interests held in QSPEs. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our securitization activities.

(2)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(3)	Includes interests of $3.73 billion and $3.28 billion as of February 2007 and November 2006, respectively, held by investment funds managed by Goldman Sachs.

(4)	Excludes assets related to consolidated investment funds of $12.13 billion and $6.03 billion as of February 2007 and November 2006, respectively, for which Goldman Sachs is not at risk.

A large portion of these assets are funded through secured funding markets or nonrecourse financing. We focus on demonstrating a consistent ability to fund these assets on a secured basis for extended periods of time to reduce refinancing risk and to help ensure that they have an established amount of loan value in order that they can be funded in periods of market stress.

See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the financial instruments we hold.

Conservative Liability Structure

We seek to structure our liabilities conservatively to reduce refinancing risk and the risk that we may redeem or repurchase certain of our borrowings prior to their contractual maturity. Our conservative liability structure reflects the following policies:

•	We fund a substantial portion of our inventory on a secured basis. We believe secured financing provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to underlying collateral.

•	Our liquidity depends to an important degree on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of February 2007 and November 2006, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, was $54.06 billion and $47.90 billion, respectively. See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

•	We recognize that secured funding transactions have greater refinancing risk when the underlying collateral is more difficult to fund. Consequently, we seek longer maturities for

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

To mitigate refinancing risk, we have created internal guidelines on the principal amount of debt maturing on any one day or during any week or year. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the first quarter of 2013:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

(1)	Our unsecured long-term borrowings include extendible debt if the earliest maturity is one year or greater from our financial statement date. Extendible debt is categorized in the maturity profile at the earliest possible maturity even though the debt can be, and in the past generally has been, extended.

The weighted average maturity of our unsecured long-term borrowings as of February 2007 was approximately eight years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

See “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for a discussion of factors that could impair our ability to access the capital markets.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of February 2007, Group Inc. had $19.13 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $19.18 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.46 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $2.73 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer. Group Inc. also had $52.72 billion of unsubordinated loans to these entities as of February 2007, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The following table sets forth our unsecured credit ratings as of February 2007:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)	Not Applicable	Not Applicable
Fitch, Inc.	F1+	AA–	A+	A+
Moody’s Investors Service	P-1	Aa3	A1	A2
Standard & Poor’s	A-1+	AA–	A+	A
Rating and Investment Information, Inc	a-1+	AA	Not Applicable	Not Applicable

As of February 2007, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $607 million would have been required in the event of a one-notch reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of a two-notch downgrade in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Three Months Ended February 2007.  Our cash and cash equivalents increased by $594 million to $6.89 billion at the end of the first quarter of 2007. We raised $15.04 billion in net cash from financing activities, primarily in unsecured long-term borrowings, partially offset by common stock repurchases. We used net cash of $14.45 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

Three Months Ended February 2006.  Our cash and cash equivalents decreased by $3.69 billion to $6.57 billion at the end of the first quarter of 2006. We raised $16.87 billion in net cash from financing activities, primarily in unsecured long-term borrowings, in light of the favorable debt financing environment, partially offset by common stock repurchases. We used net cash of $20.56 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

Recent Accounting Developments

EITF Issue No. 04-5.  In June 2005, the EITF reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. Goldman Sachs, as the general partner of numerous merchant banking and asset management partnerships, was required to adopt the provisions of EITF Issue No. 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of 2007 for partnerships formed on or before June 29, 2005 that have not been modified. We have generally provided limited partners in these funds with rights to remove Goldman Sachs as the general partner or to terminate the partnerships. Therefore, the adoption of EITF Issue No. 04-5 did not have a material effect on our financial condition, results of operations or cash flows in 2006 or in the first quarter of 2007.

FIN No. 48.  In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We expect to adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. We do not expect that the adoption of FIN No. 48 will have a material effect on our financial condition, results of operations or cash flows.

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs.

SFAS No. 157 nullifies the guidance included in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” that prohibited the recognition of a day one gain or loss on derivative contracts (and hybrid financial instruments measured at fair value under SFAS No. 155) where we were unable to verify all of the significant model inputs to observable market data and/or verify the model to market transactions. However, SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

In addition, SFAS No. 157 prohibits the recognition of “block discounts” for large holdings of unrestricted financial instruments where quoted prices are readily and regularly available for an identical asset or liability in an active market.

The provisions of SFAS No. 157 are to be applied prospectively, except changes in fair value measurements that result from the initial application of SFAS No. 157 to existing derivative financial instruments measured under EITF Issue No. 02-3, existing hybrid financial instruments measured at fair value and block discounts, all of which are to be recorded as an adjustment to beginning retained earnings in the year of adoption.

We adopted SFAS No. 157 as of the beginning of 2007. The transition adjustment to beginning retained earnings was a gain of $51 million, net of tax. The effect of the nullification of EITF Issue No. 02-3 and the removal of liquidity discounts for actively traded positions was not material for the first quarter of 2007. In addition, under SFAS No. 157, gains on principal investments should be recorded in the absence of substantial third-party transactions if market evidence is sufficient. We recorded approximately $500 million of such gains as a result of adopting SFAS No. 157 in the first quarter of 2007.

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

SFAS No. 159.  On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper;

•	certain other secured financings;

•	certain unsecured long-term borrowings, including those resulting from prepaid physical commodity transactions;

•	resale and repurchase agreements;

•	securities borrowed and loaned related to our financing and matched book activities; and

•	securities held by our bank subsidiary (previously accounted for as available-for-sale).

The primary reasons for electing the fair value option were mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations. The transition adjustment to beginning retained earnings related to the adoption of SFAS No. 159 was a loss of $45 million, net of tax, substantially all of which related to applying the fair value option to prepaid physical commodity transactions. The effect of SFAS No. 159 was not material to our financial condition, results of operations or cash flows for the first quarter of 2007.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in Part I, Item 2 above.

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

Research Independence Matters

In the class action relating to coverage of RSL Communications, Inc., by an order dated January 26, 2007, the U.S. Court of Appeals for the Second Circuit reversed the district court’s class certification order and remanded for reconsideration in light of the Second Circuit’s ruling relating to the certification decision in the action described under “IPO Process Matters”.

In the lawsuit alleging that The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. violated the federal securities laws in connection with the firm’s research activities, plaintiffs moved for class certification on February 21, 2007.

Short-Selling Litigation

Defendants moved to dismiss the complaint on March 15, 2007.

General American Litigation

On February 13, 2007, the liquidators of General American Mutual Holding Corporation amended a pre-existing complaint pending in Missouri Circuit Court against one of the company’s former officers to assert new claims against The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. The amended complaint asserts that the Goldman Sachs defendants breached certain duties and violated Missouri law in the course of acting as the company’s financial advisor during 1998-1999 in connection with the exploration of a potential demutualization and initial public offering, and the ensuing sale of certain company assets. The complaint seeks compensatory and punitive damages.

Executive Compensation Litigation

On March 16, 2007, The Goldman Sachs Group, Inc., its board of directors, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York challenging the sufficiency of the firm’s February 21, 2007 Proxy Statement and the compensation of certain employees. The complaint generally alleges that the Proxy Statement undervalues stock option awards disclosed therein, that the recipients received excessive awards because the proper methodology was not followed, and that the firm’s senior management received excessive compensation, constituting corporate waste. The complaint seeks, among other things, an injunction against the 2007 Annual Meeting of Shareholders, the voiding of any election of directors in the absence of an injunction and an equitable accounting for the allegedly excessive compensation.

Owens Corning Bondholder Litigation

On March 28, 2007, the parties entered into a global stipulation definitively documenting the settlement, which remains subject to court approval.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended February 23, 2007.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (2)	Programs (2)

Month #1	3,594,000	$200.70	3,594,000	48,974,913
(November 25, 2006 to December 29, 2006) (1)
Month #2	9,084,300	$209.64	9,084,300	39,890,613
(December 30, 2006 to January 26, 2007)
Month #3	291,657	$213.74	291,657	39,598,956
(January 27, 2007 to February 23, 2007) (1)

Total (1)	12,969,957		12,969,957

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through the date of the earnings release for such quarter.

(2)	On March 21, 2000, we announced that our Board of Directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 220 million shares by resolutions of our Board of Directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005 and September 11, 2006. The repurchase program is intended to maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, share-based awards and exercises of employee stock options, the prevailing market price of our common stock and general market conditions. The total remaining authorization under the repurchase program was 36,407,556 shares as of March 23, 2007; the repurchase program has no set expiration or termination date.

Item 6:  Exhibits

Exhibits:

12.1	Statement re: Computation of ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: April 3, 2007