Form 10-Q
period 2007-05-25
GOLDMAN SACHS GROUP INC/
filed 2007-07-03
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 25, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 22, 2007 there were 405,655,105 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED MAY 25, 2007

INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three and six months ended May 25, 2007 and May 26, 2006	2
	Condensed Consolidated Statements of Financial Condition as of May 25, 2007 and November 24, 2006	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods ended May 25, 2007 and November 24, 2006	4
	Condensed Consolidated Statements of Cash Flows for the six months ended May 25, 2007 and May 26, 2006	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 25, 2007 and May 26, 2006	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	52

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	103

Item 4:	Controls and Procedures	103

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	104

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	105

Item 4:	Submission of Matters to a Vote of Security Holders	106

Item 6:	Exhibits	107

SIGNATURES		108
Ex-3.1: RESTATED CERTIFICATE OF INCORPORATION OF THE GOLDMAN SACHS GROUP, INC.
Ex-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
Ex-15.1: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
Ex-31.1: RULE 13A-14(A) CERTIFICATIONS
Ex-32.1: SECTION 1350 CERTIFICATIONS

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006
	(in millions, except per share amounts)

Revenues
Investment banking	$1,720	$1,521	$3,436	$2,991
Trading and principal investments	6,242	6,921	15,315	13,608
Asset management and securities services	1,107	1,016	2,240	2,570
Interest income	11,282	8,544	21,640	16,079

Total revenues	20,351	18,002	42,631	35,248
Interest expense	10,169	7,761	19,719	14,574

Revenues, net of interest expense	10,182	10,241	22,912	20,674

Operating expenses
Compensation and benefits	4,887	5,108	10,998	10,422

Brokerage, clearing, exchange and distribution fees	638	473	1,189	891
Market development	144	121	276	221
Communications and technology	161	131	312	255
Depreciation and amortization	140	127	272	252
Amortization of identifiable intangible assets	50	44	101	78
Occupancy	210	199	414	392
Professional fees	161	123	322	232
Cost of power generation	81	122	165	207
Other expenses	279	269	573	511

Total non-compensation expenses	1,864	1,609	3,624	3,039

Total operating expenses	6,751	6,717	14,622	13,461

Pre-tax earnings	3,431	3,524	8,290	7,213
Provision for taxes	1,098	1,212	2,760	2,422

Net earnings	2,333	2,312	5,530	4,791
Preferred stock dividends	46	26	95	52

Net earnings applicable to common shareholders	$2,287	$2,286	$5,435	$4,739

Earnings per common share
Basic	$5.25	$5.08	$12.35	$10.45
Diluted	4.93	4.78	11.61	9.86

Dividends declared and paid per common share	$0.35	$0.35	$0.70	$0.60

Average common shares outstanding
Basic	435.8	449.7	440.2	453.5
Diluted	464.1	478.3	468.0	480.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	May	November
	2007	2006
	(in millions, except share and per share amounts)

Assets
Cash and cash equivalents	$8,009	$6,293
Cash and securities segregated for regulatory and other purposes	78,266	80,990
Receivables from brokers, dealers and clearing organizations	15,427	13,223
Receivables from customers and counterparties	119,814	79,790
Collateralized agreements:
Securities borrowed	243,835	219,342
Financial instruments purchased under agreements to resell, at fair value	69,213	82,126

Financial instruments owned, at fair value	341,788	298,563
Financial instruments owned and pledged as collateral, at fair value	42,229	35,998

Total financial instruments owned, at fair value	384,017	334,561
Other assets	24,615	21,876

Total assets	$943,196	$838,201

Liabilities and shareholders’ equity
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	$60,737	$47,904
Bank deposits	12,930	10,697
Payables to brokers, dealers and clearing organizations	7,330	6,293
Payables to customers and counterparties	218,027	206,884
Collateralized financings:
Securities loaned	38,065	22,208
Financial instruments sold under agreements to repurchase, at fair value	144,440	147,492
Other secured financings	64,213	50,424
Financial instruments sold, but not yet purchased, at fair value	177,202	155,805
Other liabilities and accrued expenses	40,309	31,866

Unsecured long-term borrowings	141,484	122,842

Total liabilities	904,737	802,415

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 shares issued and outstanding as of both May 2007 and November 2006, with liquidation preference of $25,000 per share	3,100	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 613,087,519 and 599,697,200 shares issued as of May 2007 and November 2006, respectively, and 407,681,933 and 412,666,084 shares outstanding as of May 2007 and November 2006, respectively	6	6
Restricted stock units and employee stock options	6,166	6,290
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	21,229	19,731
Retained earnings	32,985	27,868
Accumulated other comprehensive income	23	21
Common stock held in treasury, at cost, par value $0.01 per share; 205,405,586 and 187,031,116 shares as of May 2007 and November 2006, respectively	(25,050)	(21,230)

Total shareholders’ equity	38,459	35,786

Total liabilities and shareholders’ equity	$943,196	$838,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	May	November
	2007	2006
	(in millions, except
	per share amounts)

Preferred stock
Balance, beginning of year	$3,100	$1,750
Issued	—	1,350

Balance, end of period	3,100	3,100
Common stock, par value $0.01 per share
Balance, beginning of year	6	6
Issued	—	—

Balance, end of period	6	6
Restricted stock units and employee stock options
Balance, beginning of year	6,290	3,415
Issuance and amortization of restricted stock units and employee stock options	1,223	3,787
Delivery of common stock underlying restricted stock units	(1,286)	(781)
Forfeiture of restricted stock units and employee stock options	(54)	(129)
Exercise of employee stock options	(7)	(2)

Balance, end of period	6,166	6,290
Additional paid-in capital
Balance, beginning of year	19,731	17,159
Issuance of common stock, including proceeds from exercise of employee stock options	1,760	2,432
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(928)	(375)
Stock purchase contract fee related to automatic preferred enhanced capital securities	(20)	—
Preferred stock issuance costs	—	(1)
Excess net tax benefit related to share-based compensation	686	653
Cash settlement of share-based compensation	—	(137)

Balance, end of period	21,229	19,731
Retained earnings
Balance, beginning of year, as previously reported	27,868	19,085
Cumulative effect of adjustment from adoption of SFAS No. 157, net of tax	51	—
Cumulative effect of adjustment from adoption of SFAS No. 159, net of tax	(45)	—

Balance, beginning of year, after cumulative effect of adjustments	27,874	19,085
Net earnings	5,530	9,537
Dividends and dividend equivalents declared on common stock and restricted stock units	(324)	(615)
Dividends declared on preferred stock	(95)	(139)

Balance, end of period	32,985	27,868
Accumulated other comprehensive income/(loss)
Balance, beginning of year	21	—
Currency translation adjustment, net of tax	20	45
Minimum pension liability adjustment, net of tax	—	(27)
Net gains/(losses) on cash flow hedges, net of tax	(2)	(7)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(8)	10
Reclassification to retained earnings from adoption of SFAS No. 159, net of tax	(8)	—

Balance, end of period	23	21
Common stock held in treasury, at cost
Balance, beginning of year	(21,230)	(13,413)
Repurchased	(3,823)	(7,817)
Reissued	3	—

Balance, end of period	(25,050)	(21,230)

Total shareholders’ equity	$38,459	$35,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended May
	2007	2006
	(in millions)

Cash flows from operating activities
Net earnings	$5,530	$4,791
Non-cash items included in net earnings
Depreciation and amortization	416	365
Amortization of identifiable intangible assets	137	113
Share-based compensation	713	624
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	2,643	(10,786)
Net receivables from brokers, dealers and clearing organizations	(1,165)	(7,634)
Net payables to customers and counterparties	(28,905)	6,768
Securities borrowed, net of securities loaned	(8,636)	(2,980)
Financial instruments sold under agreements to repurchase, net of financial instruments purchased under agreements to resell	9,861	(5,442)
Financial instruments owned, at fair value	(48,750)	(36,270)
Financial instruments sold, but not yet purchased, at fair value	20,829	10,380
Other, net	2,094	5,796

Net cash used for operating activities	(45,233)	(34,275)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,029)	(1,183)
Proceeds from sales of property, leasehold improvements and equipment	15	149
Business acquisitions, net of cash acquired	(631)	(563)
Proceeds from sales of investments	321	1,191

Net cash used for investing activities	(1,324)	(406)
Cash flows from financing activities
Unsecured short-term borrowings, net	8,736	4,096
Other secured financings (short-term), net	12,731	1,959
Proceeds from issuance of other secured financings (long-term)	5,135	6,228
Repayment of other secured financings (long-term), including the current portion	(2,104)	(4,327)
Proceeds from issuance of unsecured long-term borrowings	30,744	30,210
Repayment of unsecured long-term borrowings, including the current portion	(8,193)	(6,622)
Derivative contracts with a financing element, net	2,145	2,267
Bank deposits	2,233	—
Common stock repurchased	(3,820)	(3,592)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(419)	(340)
Proceeds from issuance of common stock	453	1,125
Proceeds from issuance of preferred stock, net of issuance costs	—	849
Excess tax benefit related to share-based compensation	632	306
Cash settlement of share-based compensation	—	(17)

Net cash provided by financing activities	48,273	32,142
Net increase/(decrease) in cash and cash equivalents	1,716	(2,539)
Cash and cash equivalents, beginning of year	6,293	10,261

Cash and cash equivalents, end of period	$8,009	$7,722

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $18.88 billion and $14.03 billion during the six months ended May 2007 and May 2006, respectively.

Cash payments for income taxes, net of refunds, were $3.63 billion and $1.63 billion during the six months ended May 2007 and May 2006, respectively.

Non-cash activities:
The firm assumed $135 million and $190 million of debt in connection with business acquisitions during the six months ended May 2007 and May 2006, respectively. The firm issued $17 million of common stock in connection with business acquisitions for the six months ended May 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006
	(in millions)

Net earnings	$2,333	$2,312	$5,530	$4,791
Currency translation adjustment, net of tax	15	10	20	27
Net gains/(losses) on cash flow hedges, net of tax	(4)	(3)	(2)	(2)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(6)	(11)	(8)	(14)

Comprehensive income	$2,338	$2,308	$5,540	$4,802

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

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, including whether a derivative is considered passive and the degree of discretion a servicer may exercise. In accordance with SFAS No. 140 and FIN No. 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” For investments acquired subsequent to the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the firm generally has elected to apply the fair value option in accounting for such investments. See “— Recent Accounting Developments” for a discussion of the firm’s adoption of SFAS No. 159.

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and does not hold a majority of the economic interests in any fund. The firm has generally provided the third-party investors with rights to terminate the funds or to remove the firm as the general partner. These fund investments are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

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

Unless specifically stated otherwise, all references to May 2007 and May 2006 refer to the firm’s fiscal periods ended, or the dates, as the context requires, May 25, 2007 and May 26, 2006, respectively. All references to November 2006, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 24, 2006. All references to 2007, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, November 30, 2007. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

•	Cash Instruments. The firm’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy. As required by SFAS No. 157, the firm does not adjust the quoted price for such instruments, even in situations where the firm holds a large position and a sale could reasonably impact the quoted price. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, certain corporate bank loans, less liquid listed equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within level 2 of the fair value hierarchy.

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

•	Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded derivatives typically fall within level 1 or level 2 of the fair value hierarchy depending on whether they are deemed to be active or not. The firm generally values exchange-traded derivatives within portfolios using models which calibrate to market clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying cash instruments. In such cases, exchange-traded derivatives are classified within level 2 of the fair value hierarchy.

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

•	Resale and Repurchase Agreements. Financial instruments purchased under agreements to resell and financial instruments sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent collateralized financing transactions. The firm receives financial instruments purchased under agreements to resell, makes delivery of financial instruments sold under agreements to repurchase, monitors the market value of these financial instruments on a daily basis and delivers or obtains additional collateral as appropriate. Resale and repurchase agreements are carried in the condensed consolidated statements of financial condition at fair value as allowed by SFAS No. 159. Prior to the adoption of SFAS No. 159, these transactions were recorded at contractual amounts plus accrued interest. Resale and repurchase agreements are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Resale and repurchase agreements are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned within Securities Services, relating to both customer activities and, to a lesser extent, certain firm financing activities, are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements are generally transacted on-demand, they exhibit little, if any, sensitivity to changes in interest rates. Securities borrowed and loaned within Trading and Principal Investments, which are related to the firm’s matched book and certain firm financing activities, are recorded at fair value as allowed by SFAS No. 159. Prior to the adoption of SFAS No. 159, these transactions were recorded based on the amount of cash collateral advanced or received plus accrued interest. These securities borrowed and loaned transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy.

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. SFAS No. 159 has been adopted for those financings for which the use of fair value would eliminate volatility in earnings from using different measurement attributes, primarily transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through the firm’s William Street program. These other secured financing transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest. See Note 3 for further information regarding other secured financings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Hybrid Financial Instruments.  Hybrid financial instruments are instruments that contain bifurcatable embedded derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and do not require settlement by physical delivery of non-financial assets (e.g., physical commodities). If the firm elects to bifurcate the embedded derivative, it is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedge accounting relationships. If the firm does not elect to bifurcate, the entire hybrid financial instrument is accounted for at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” The primary reasons for electing the fair value option for hybrid financial instruments are mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations. See Notes 3, 4 and 5 for additional information about hybrid financial instruments.

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

Power Generation.  Power generation revenues associated with the firm’s consolidated power generation facilities are included in “Trading and principal investments” in the condensed consolidated statements of earnings when power is delivered. These revenues were $103 million and $178 million for the three months ended May 2007 and May 2006, respectively, and $221 million and $290 million for the six months ended May 2007 and May 2006, respectively. Direct employee costs associated with the firm’s consolidated power generation facilities of $20 million and $22 million for the three months ended May 2007 and May 2006, respectively, and $41 million and $35 million for the six months ended May 2007 and May 2006, respectively, are included in “Compensation and benefits.” The other direct costs associated with these power generation facilities and related contractual assets are included in “Cost of power generation.”

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

The firm pays cash dividend equivalents on outstanding restricted stock units. Dividend equivalents paid on restricted stock units accounted for under SFAS No. 123 and SFAS No. 123-R are charged to retained earnings. SFAS No. 123-R requires dividend equivalents paid on restricted stock units expected to be forfeited to be included in compensation expense. Prior to the adoption of SFAS No. 123-R, dividend equivalents paid on restricted stock units that were later forfeited by employees were reclassified to compensation expense from retained earnings. The tax benefit related to dividend equivalents paid on restricted stock units is accounted for as a reduction of income tax expense (see “— Recent Accounting Developments” for a discussion of Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”).

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

Substantially all property and equipment are depreciated on a straight-line basis over the useful life of the asset. Leasehold improvements are amortized on a straight-line basis over the useful life of the improvement or the term of the lease, whichever is shorter. Certain costs of software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the useful life of the software.

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

The firm adopted SFAS No. 157 as of the beginning of 2007. The transition adjustment to beginning retained earnings was a gain of $51 million, net of tax. For the first quarter of 2007, the effect of the nullification of EITF Issue No. 02-3 and the removal of liquidity discounts for actively traded positions was not material. In addition, under SFAS No. 157, gains on principal investments are recorded in the absence of substantial third-party transactions if market evidence is sufficient. In the first quarter of 2007, the firm recorded approximately $500 million of such gains as a result of adopting SFAS No. 157.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

SFAS No. 159.  On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

The firm adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through the firm’s William Street program;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments;

•	securities held by the firm’s bank subsidiary (previously accounted for as available-for-sale); and

•	receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140.

The primary reasons for electing the fair value option are mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations. The transition adjustment to beginning retained earnings related to the adoption of SFAS No. 159 was a loss of $45 million, net of tax, substantially all of which related to applying the fair value option to prepaid physical commodity transactions.

Subsequent to the adoption of SFAS No. 159, the firm has elected to apply the fair value option to new positions within the above categories and generally to investments where the firm would otherwise apply the equity method of accounting. In certain cases, the firm may continue to apply the equity method of accounting to those investments which are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, and/or where cost-benefit considerations are less significant.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

SOP No. 07-1 and FIN No. 46-R-7.  In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP No. 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide for Investment Companies (the Guide). Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. In May 2007, the FASB issued FSP FIN No. 46-R-7, “Application of FIN 46-R to Investment Companies,” which amends FIN No. 46-R to make permanent the temporary deferral of the application of FIN No. 46-R to entities within the scope of the revised Guide under SOP No. 07-1. FSP FIN No. 46-R-7 is effective upon adoption of SOP No. 07-1. The firm is evaluating the impact of adopting SOP No. 07-1 and FSP FIN No. 46-R-7 on its financial condition, results of operations and cash flows.

EITF Issue No. 06-11.  In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. The firm currently accounts for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the firm expects to adopt the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2009. The firm is currently evaluating the impact of adopting EITF Issue No. 06-11 on its financial condition, results of operations and cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3.  Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value:

	As of
	May 2007				November 2006
	Assets		Liabilities		Assets		Liabilities
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$8,504	(1)	$—		$14,723	(1)	$—
U.S. government, federal agency and sovereign obligations	71,315		57,098		64,383		51,200
Corporate and other debt obligations
Mortgage whole loans and asset-backed securities	39,865		219		41,017		253
Investment-grade corporate bonds	18,866		4,844		17,485		4,745
Bank loans	34,228		1,045		28,196		1,154
High-yield securities	13,261		2,255		11,054		2,064
Preferred stock	7,632		136		7,927		118
Other	1,330		189		1,267		241

	115,182		8,688		106,946		8,575
Equities and convertible debentures	108,952		41,011		75,355		30,323
State, municipal and provincial obligations	4,413		85		3,688		—
Derivative contracts	73,715	(2)	70,304	(3)	67,543	(2)	65,496	(3)
Physical commodities	1,936		16		1,923		211

Total	$384,017		$177,202		$334,561		$155,805

(1)	Includes $6.53 billion and $6.93 billion as of May 2007 and November 2006, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program (see Note 6 for further information regarding the William Street program).

(2)	Net of cash received pursuant to credit support agreements of $24.54 billion and $24.06 billion as of May 2007 and November 2006, respectively.

(3)	Net of cash paid pursuant to credit support agreements of $17.19 billion and $16.00 billion as of May 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth the firm’s financial assets and liabilities that were accounted for at fair value as of May 2007 by level within the fair value hierarchy (see Note 2 for further information on the fair value hierarchy). As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Assets at Fair Value
	As of May 2007
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)

Cash instruments	$121,157	$144,004	$45,141	(4)	$—		$310,302
Derivative contracts	99	92,776	8,960		(28,120	) (5)	73,715

Financial instruments owned, at fair value	121,256	236,780	54,101		(28,120)		384,017
Securities segregated for regulatory and other purposes (1)	4,999	36,050	—		—		41,049
Receivables from customers and counterparties (2)	—	1,912	—		—		1,912
Securities borrowed (3)	—	60,552	—		—		60,552
Financial instruments purchased under agreements to resell, at fair value	—	69,213	—		—		69,213

Collateralized agreements	—	129,765	—		—		129,765

Total assets at fair value	$126,255	$404,507	$54,101		$(28,120)		$556,743

(1)	Primarily includes securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(2)	Includes transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(3)	Reflects securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(4)	Does not reflect the firm’s economic exposure to level 3 assets because the amount in the above table includes amounts that are attributable to minority investors or financed by nonrecourse debt. The firm’s economic exposure to level 3 cash instruments is $24.58 billion, which is comprised of cash trading instruments with little or no price transparency and principal investments with no recent third-party transaction.

(5)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Liabilities at Fair Value
	As of May 2007
				Netting and
	Level 1	Level 2	Level 3	Collateral		Total
	(in millions)

Cash instruments	$96,881	$9,168	$849	$—		$106,898
Derivative contracts	98	82,033	8,561	(20,388	) (5)	70,304

Financial instruments sold, but not yet purchased, at fair value	96,979	91,201	9,410	(20,388)		177,202
Securities loaned (1)	—	1,233	—	—		1,233
Financial instruments sold under agreements to repurchase, at fair value	—	144,440	—	—		144,440
Other secured financings (2)	—	29,448	—	—		29,448

Collateralized financings	—	175,121	—	—		175,121
Unsecured short-term borrowings (3)	—	37,694	5,507	—		43,201
Unsecured long-term borrowings (4)	—	12,983	503	—		13,486

Total liabilities at fair value	$96,979	$316,999	$15,420	$(20,388)		$409,010

(1)	Reflects securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(2)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through the firm’s William Street program.

(3)	Primarily includes promissory notes, commercial paper and hybrid financial instruments.

(4)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(5)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

See Note 2 for a discussion of the types of financial assets and liabilities that are classified within level 3 of the fair value hierarchy as well as the firm’s valuation policies for such instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth a summary of changes in the fair value of the firm’s level 3 financial assets and liabilities for the three and six months ended May 2007. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. For example, a hypothetical derivative contract with level 1, level 2 and significant level 3 inputs would be classified as a level 3 financial instrument in its entirety. Subsequently, even if only level 1 and level 2 inputs are adjusted, the resulting gain or loss is classified as level 3. Further, level 3 instruments are frequently hedged with instruments that are classified as level 1 or level 2 and, accordingly, gains or losses reported as level 3 in the table below may be offset by gains or losses attributable to instruments classified in level 1 or level 2 of the fair value hierarchy. See Note 2 for further discussion of level 3 instruments.

	Level 3 Financial Assets and Liabilities
	Three Months Ended May 2007
	Cash		Cash	Derivative	Unsecured		Unsecured
	Instruments		Instruments	Contracts	Short-Term		Long-Term
	- Assets		- Liabilities	- Net	Borrowings		Borrowings
	(in millions)

Balance, beginning of period	$37,848		$(224)	$341	$(4,836)		$(777)
Total gains/(losses) (realized and unrealized)	685	(2)	18 (1)	279 (1)	(118	) (1)	(2	) (1)
Purchases, issuances and settlements	5,499		(452)	(920)	(946)		(123)
Transfers in and/or out of level 3	1,109		(191)	699	393		399

Balance, end of period	$45,141		$(849)	$399	$(5,507)		$(503)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date (1)	$98		$9	$(204)	$(189)		$2

	Level 3 Financial Assets and Liabilities
	Six Months Ended May 2007
	Cash		Cash	Derivative		Unsecured		Unsecured
	Instruments		Instruments	Contracts		Short-Term		Long-Term
	- Assets		- Liabilities	- Net		Borrowings		Borrowings
	(in millions)

Balance, beginning of year	$29,905		$(223)	$580		$(3,253)		$(135)
Total gains/(losses) (realized and unrealized)	1,983	(3)	1 (1)	(180	) (1)	(179	) (1)	32 (1)
Purchases, issuances and settlements	10,535		(351)	(372)		(2,589)		(595)
Transfers in and/or out of level 3	2,718		(276)	371		514		195

Balance, end of period	$45,141		$(849)	$399		$(5,507)		$(503)

Change in unrealized gains/(losses) relating to instruments still held at the reporting date (1)	$1,179		$(15)	$(168)		$(251)		$36

(1)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(2)	Includes approximately $355 million and $330 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings.

(3)	Includes approximately $1.03 billion and $953 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the gains and losses included in earnings during the three and six months ended May 2007 related to financial assets and liabilities for which the firm has elected to apply the fair value option under SFAS No. 155 and SFAS No. 159. Substantially all of these gains and losses would have otherwise been recognized because they primarily relate to borrowings that contain bifurcatable embedded derivatives accounted for at fair value under SFAS No. 133 and were largely offset by gains and losses on related instruments that were accounted for at fair value under other generally accepted accounting principles.

	Three Months	Six Months
	Ended	Ended
	May 2007	May 2007
	(in millions)

Financial instruments owned, at fair value (1)	$65	$72
Unsecured short-term borrowings	(108)	(352)
Other secured financings	5	(125)
Unsecured long-term borrowings	61	(731)
Other (2)	—	(1)

Total (3)	$23	$(1,137)

(1)	Includes investments where the firm would otherwise have applied the equity method of accounting as well as securities held in the firm’s bank subsidiary (previously accounted for as available-for-sale).

(2)	Includes resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments.

(3)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

As of May 2007, the changes in the fair value of both receivables (including securities borrowed and resale agreements) and liabilities for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material. As of May 2007, the difference between the fair value and the aggregate contractual principal amount of both long-term receivables and long-term debt instruments (principal and non-principal protected) for which the fair value option was elected was not material.

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

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the condensed consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the three and six months ended May 2007 or May 2006. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

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

	As of
	May 2007		November 2006
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$12,356	$15,859	$11,751	$14,335
Swap agreements	31,027	22,228	28,012	22,471
Option contracts	30,332	32,217	27,780	28,690

Total	$73,715	$70,304	$67,543	$65,496

The fair value of derivatives accounted for as qualifying hedges under SFAS No. 133 consisted of $1.65 billion and $2.66 billion in assets as of May 2007 and November 2006, respectively, and $1.26 billion and $551 million in liabilities as of May 2007 and November 2006, respectively.

The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings, had a carrying value of $852 million and $1.13 billion (excluding the debt host contract) as of May 2007 and November 2006, respectively. See Notes 4 and 5 for further information regarding the firm’s unsecured borrowings.

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

During the six months ended May 2007, the firm securitized $54.15 billion of financial assets, consisting of $28.34 billion in residential mortgage securitizations and $25.81 billion in other securitizations, primarily collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs). During the six months ended May 2006, the firm securitized $49.65 billion of financial assets, consisting of $36.57 billion in residential mortgage securitizations and $13.08 billion in CDOs and other securitizations. Cash flows received on retained interests were approximately $418 million and $422 million for the six months ended May 2007 and May 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of May 2007 and November 2006, the firm held $7.70 billion and $7.08 billion of retained interests, respectively, including $3.92 billion and $5.18 billion, respectively, held in QSPEs.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of May 2007			As of November 2006
	Type of Retained Interests			Type of Retained Interests
	Mortgage-	CDOs and	Corporate	Mortgage-	CDOs and	Corporate
	Backed	CLOs	Debt (3)	Backed	CLOs	Debt (3)
	($ in millions)

Fair value of retained interests	$3,499	$3,788	$414	$4,013	$1,973	$1,097
Weighted average life (years)	5.9	5.0	1.5	6.0	7.0	2.2
Constant prepayment rate	20.5%	20.1%	N/A	21.2%	24.5%	N/A
Impact of 10% adverse change	$(117)	$(35)	$—	$(121)	$(2)	$—
Impact of 20% adverse change	(212)	(71)	—	(221)	(6)	—
Anticipated credit losses (1)	3.8%	N/A	N/A	2.0%	N/A	N/A
Impact of 10% adverse change (2)	$(111)	$—	$—	$(81)	$—	$—
Impact of 20% adverse change (2)	(202)	—	—	(155)	—	—
Discount rate	10.9%	8.3%	0.3%	9.4%	6.9%	3.9%
Impact of 10% adverse change	$(128)	$(138)	$—	$(136)	$(38)	$(9)
Impact of 20% adverse change	(246)	(277)	—	(266)	(74)	(17)

(1)	Anticipated credit losses are computed only on positions for which expected credit loss is a key assumption in the determination of fair value or positions for which expected credit loss is not reflected within the discount rate.

(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(3)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests approximated $5 billion and $8 billion as of May 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Variable Interest Entities (VIEs)

The firm, in the ordinary course of business, retains interests in VIEs in connection with its securitization activities. The firm also purchases and sells variable interests in VIEs, which primarily issue mortgage-backed and other asset-backed securities, CDOs and CLOs, in connection with its market-making activities and makes investments in and loans to VIEs that hold performing and nonperforming debt, equity, real estate, power-related and other assets. In addition, the firm utilizes VIEs to provide investors with principal-protected notes, credit-linked notes and asset-repackaged notes designed to meet their objectives.

VIEs generally purchase assets by issuing debt and equity instruments. In certain instances, the firm provides guarantees to VIEs or holders of variable interests in VIEs. In such cases, the maximum exposure to loss included in the tables set forth below is the notional amount of such guarantees. Such amounts do not represent anticipated losses in connection with these guarantees.

The firm’s variable interests in VIEs include senior and subordinated debt; loan commitments; limited and general partnership interests; preferred and common stock; interest rate, foreign currency, equity, commodity and credit derivatives; guarantees; and residual interests in mortgage-backed and asset-backed securitization vehicles, CDOs and CLOs. The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities.

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

	As of May 2007
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)
CDOs and CLOs (2)	$56,997	$3,741	$—	$12,041	$—	$15,782
Real estate, credit-related and other investing (3)	16,543	—	111	7	2,034	2,152
Municipal bond securitizations	1,188	—	1,188	—	—	1,188
Mortgage-backed and other asset-backed	98	—	—	70	—	70
Power-related	3,327	2	246	—	623	871
Principal-protected notes (4)	5,747	—	—	4,137	—	4,137
Asset repackagings and credit-linked notes	2,008	—	—	638	—	638

Total	$85,908	$3,743	$1,545	$16,893	$2,657	$24,838

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of November 2006
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)
CDOs and CLOs (2)	$37,610	$2,406	$—	$9,782	$—	$12,188
Real estate, credit-related and other investing (3)	16,300	—	113	8	2,088	2,209
Municipal bond securitizations	1,182	—	1,182	—	—	1,182
Mortgage-backed and other asset-backed	8,239	477	—	66	—	543
Power-related	3,422	10	73	—	597	680
Principal-protected notes (4)	4,363	—	—	3,437	—	3,437
Asset repackagings and credit-linked notes	1,360	—	—	355	—	355

Total	$72,476	$2,893	$1,368	$13,648	$2,685	$20,594

(1)	Such amounts do not represent the anticipated losses in connection with these transactions.

(2)	The firm’s purchased and retained interests in CDOs and CLOs primarily consist of securities that are ranked senior in the CDO and CLO capital structures. Derivatives related to CDOs and CLOs consist of total return swaps on securities that are ranked senior in the CDO and CLO capital structures and out-of-the-money written put options on investment-grade collateral held by VIEs.

(3)	The firm obtains interests in these VIEs in connection with making proprietary investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities.

(4)	Derivatives related to principal-protected notes consist of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing.

The following table sets forth the firm’s total assets and maximum exposure to loss associated with its significant variable interests in consolidated VIEs where the firm does not hold a majority voting interest. The firm has aggregated consolidated VIEs based on principal business activity, as reflected in the first column.

	As of May 2007		As of November 2006
		Maximum		Maximum
	VIE	Exposure	VIE	Exposure
	Assets (1)	to Loss (2)	Assets (1)	to Loss (2)
	(in millions)

Real estate, credit-related and other investing	$2,476	$907	$3,077	$1,368
Municipal bond securitizations	3,604	3,604	2,715	2,715
CDOs, mortgage-backed and other asset-backed	659	428	1,537	20
Foreign exchange and commodities	443	401	433	340
Principal-protected notes	1,084	1,004	894	774
Asset repackagings and credit-linked notes	225	15	388	36

Total	$8,491	$6,359	$9,044	$5,253

(1)	Consolidated VIE assets include assets financed on a nonrecourse basis.

(2)	Such amounts do not represent the anticipated losses in connection with these transactions.

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

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of May 2007 and November 2006, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $819.71 billion and $746.08 billion, respectively, of which the firm delivered or repledged $714.97 billion and $639.87 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Financial instruments owned and pledged to counterparties that have the right to deliver or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $42.23 billion and $36.00 billion as of May 2007 and November 2006, respectively. Financial instruments owned and pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and were $151.98 billion and $134.31 billion as of May 2007 and November 2006, respectively. Other assets (primarily real estate, power generation facilities and related assets, and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $5.08 billion and $5.34 billion as of May 2007 and November 2006, respectively.

In addition to repurchase agreements and securities lending agreements, the firm obtains secured funding through the use of other arrangements. Other secured financings include arrangements that are nonrecourse, that is, only the subsidiary that executed the arrangement or a subsidiary guaranteeing the arrangement is obligated to repay the financing. Other secured financings consist of liabilities related to the firm’s William Street program, consolidated variable interest entities, collateralized central bank financings, transfers of financial assets that are accounted for as financings rather than sales under SFAS No. 140 (primarily pledged bank loans and mortgage whole loans), consolidated power generation facilities and other structured financing arrangements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other secured financings are set forth in the table below:

	As of
	May	November
	2007	2006
	(in millions)

Other secured financings (short-term) (1)(2)(3)	$38,444	$24,290
Other secured financings (long-term):
2008	2,038	5,535
2009	795	877
2010	2,705	1,894
2011	6,603	5,105
2012	2,136	1,928
2013-thereafter	11,492	10,795

Total other secured financings (long-term) (4)(5)(6)	25,769	26,134

Total other secured financings (7)	$64,213	$50,424

(1)	As of May 2007, consists of U.S. dollar-denominated financings of $25.50 billion with a weighted average interest rate of 5.09% and non-U.S. dollar-denominated financings of $12.94 billion with a weighted average interest rate of 1.49%. As of November 2006, consists of U.S. dollar-denominated financings of $14.28 billion with a weighted average interest rate of 5.22% and non-U.S. dollar-denominated financings of $10.01 billion with a weighted average interest rate of 2.00%. The weighted average interest rates as of May 2007 and November 2006 excluded hybrid financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

(2)	Includes $21.96 billion and $3.30 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of May 2007 and November 2006, respectively.

(3)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(4)	As of May 2007, consists of U.S. dollar-denominated financings of $13.90 billion with a weighted average interest rate of 5.63% and non-U.S. dollar-denominated financings of $11.87 billion with a weighted average interest rate of 4.42%. As of November 2006, consists of U.S. dollar-denominated financings of $16.97 billion with a weighted average interest rate of 5.61% and non-U.S. dollar-denominated financings of $9.16 billion with a weighted average interest rate of 3.81%.

(5)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(6)	Includes $7.49 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of May 2007.

(7)	As of May 2007, $60.82 billion of these financings were collateralized by financial instruments and $3.39 billion by other assets (primarily real estate, power generation facilities and related assets, and cash). As of November 2006, $47.22 billion of these financings were collateralized by financial instruments and $3.20 billion by other assets. Other secured financings include $22.56 billion and $19.79 billion of nonrecourse obligations as of May 2007 and November 2006, respectively.

Note 4.	Unsecured Short-Term Borrowings

The firm obtains unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and hybrid financial instruments. As of May 2007 and November 2006, these borrowings were $60.74 billion and $47.90 billion, respectively. Such amounts include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The firm accounts for promissory notes, commercial paper and certain

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

hybrid financial instruments at fair value under SFAS No. 155 or SFAS No. 159. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

Unsecured short-term borrowings are set forth below:

	As of
	May	November
	2007	2006
	(in millions)

Promissory notes	$12,337	$13,811
Commercial paper	4,095	1,489
Current portion of unsecured long-term borrowings	18,091	14,115
Hybrid financial instruments	19,524	14,060
Other short-term borrowings	6,690	4,429

Total (1)(2)	$60,737	$47,904

(1)	Includes $43.20 billion and $10.22 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of May 2007 and November 2006, respectively.

(2)	The weighted average interest rates for these borrowings were 5.20% and 5.13% as of May 2007 and November 2006, respectively. The weighted average interest rates, after giving effect to hedging activities, were 5.30% and 5.16% as of May 2007 and November 2006, respectively. The weighted average interest rates as of May 2007 and November 2006 excluded hybrid financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

Note 5.	Unsecured Long-Term Borrowings

The firm obtains unsecured long-term borrowings that consist principally of senior borrowings with maturities extending to 2045. As of May 2007 and November 2006, these borrowings were $141.48 billion and $122.84 billion, respectively.

Unsecured long-term borrowings are set forth below:

	As of
	May	November
	2007	2006
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$44,542	$41,719
Non-U.S. dollar	24,262	22,854
Floating rate obligations (2)
U.S. dollar	46,222	38,342
Non-U.S. dollar	26,458	19,927

Total (3)	$141,484	$122,842

(1)	As of both May 2007 and November 2006, interest rates on U.S. dollar fixed rate obligations ranged from 3.88% to 12.00%. As of May 2007 and November 2006, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.52% to 8.88% and from 0.31% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $13.49 billion and $7.25 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of May 2007 and November 2006, respectively, primarily consisting of hybrid financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Unsecured long-term borrowings by maturity date are set forth below:

	As of
	May 2007 (1)(2)			November 2006 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2008	$7,096	$1,904	$9,000	$14,848	$3,038	$17,886
2009	19,247	2,602	21,849	12,398	2,978	15,376
2010	6,047	5,025	11,072	5,034	4,945	9,979
2011	5,862	4,438	10,300	5,675	4,389	10,064
2012	9,608	3,001	12,609	4,500	2,098	6,598
2013-thereafter	42,904	33,750	76,654	37,606	25,333	62,939

Total	$90,764	$50,720	$141,484	$80,061	$42,781	$122,842

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, commodity contracts and equity-linked and indexed contracts, to effectively convert a substantial portion of its unsecured long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the carrying value of unsecured long-term borrowings approximated fair value as of May 2007 and November 2006.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	May 2007		November 2006
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$3,735	5.91%	$1,997	6.13%
Floating rate obligations (1)(2)	137,749	5.78	120,845	5.75

Total	$141,484	5.78	$122,842	5.75

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of May 2007 and November 2006 excluded hybrid financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

Subordinated Borrowings

Unsecured long-term borrowings include $13.35 billion and $7.51 billion of subordinated borrowings as of May 2007 and November 2006, respectively, as set forth below.

Subordinated Notes.  As of May 2007, the firm had $8.26 billion of subordinated notes outstanding with maturities ranging from 2008 to 2036. The effective weighted average interest rate on these subordinated notes was 5.98%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2006, the firm had $4.67 billion of subordinated notes outstanding with maturities ranging from 2007 to 2036 and with an effective

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

weighted average interest rate of 6.24%. These notes are junior in right of payment to all of the firm’s senior indebtedness.

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities. The firm issued $2.84 billion of junior subordinated debentures in its first quarter of 2004 to Goldman Sachs Capital I (the Trust), a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to the firm and invested the proceeds from the sale in junior subordinated debentures issued by the firm. The Trust is a wholly owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

The firm pays interest semiannually on these debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. The firm has the right, from time to time, to defer payment of interest on the debentures, and, therefore, cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semiannual periods. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by the firm unless all dividends payable on the preferred beneficial interests have been paid in full. These debentures are junior in right of payment to all of the firm’s senior indebtedness and all of the firm’s subordinated borrowings, other than the junior subordinated debt issued in connection with the Normal Automatic Preferred Enhanced Capital Securities (see discussion below).

Junior Subordinated Debt Issued to Trusts in Connection with Fixed-to-Floating and Floating Rate Normal Automatic Preferred Enhanced Capital Securities.  In the second quarter of 2007, the firm issued a total of $2.25 billion of remarketable junior subordinated notes to Goldman Sachs Capital II and Goldman Sachs Capital III (the Trusts), Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to the firm. The firm also entered into contracts with the Trusts to sell $2.25 billion of perpetual non-cumulative preferred stock to be issued by the firm (the stock purchase contracts). The Trusts are wholly owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm pays interest semiannually on $1.75 billion of junior subordinated notes issued to Goldman Sachs Capital II at a fixed annual rate of 5.59% and the notes mature on June 1, 2043. The firm pays interest quarterly on $500 million of junior subordinated notes issued to Goldman Sachs Capital III at a rate per annum equal to three-month LIBOR plus .57% and the notes mature on September 1, 2043. In addition, the firm makes contract payments at a rate of .20% per annum on the stock purchase contracts held by the Trusts. The firm has the right to defer payments on the junior subordinated notes and the stock purchase contracts, subject to limitations, and therefore cause payment on the APEX to be deferred. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. The junior subordinated notes are junior in right of payment to all of the firm’s senior indebtedness and all of the firm’s other subordinated borrowings.

The firm has accounted for the stock purchase contracts as equity instruments under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and, accordingly, recorded the cost of the stock purchase contracts as a reduction to additional paid-in capital. See Note 7 for information on the preferred stock that the firm will issue in connection with the stock purchase contracts.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.	Commitments, Contingencies and Guarantees

Commitments

Forward Starting Collateralized Agreements and Financings.  The firm had forward starting resale agreements and securities borrowing agreements of $20.38 billion and $18.29 billion as of May 2007 and November 2006, respectively. The firm had forward starting repurchase agreements and securities lending agreements of $20.62 billion and $17.15 billion as of May 2007 and November 2006, respectively.

Commitments to Extend Credit.  In connection with its lending activities, the firm had outstanding commitments to extend credit of $128.33 billion and $100.48 billion as of May 2007 and November 2006, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value.

The following table summarizes the firm’s commitments to extend credit as of May 2007 and November 2006:

	As of
	May	November
	2007	2006
	(in millions)

William Street program	$20,873	$18,831
Other commercial lending commitments
Investment-grade	26,733	7,604
Non-investment-grade	71,491	57,017
Warehouse financing	9,235	17,026

Total commitments to extend credit	$128,332	$100,478

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are primarily extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, and, to a lesser extent, by William Street Credit Corporation, another consolidated wholly owned subsidiary of Group Inc. A majority of the commitments extended by Commitment Corp. are supported by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to substantially all of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Other commercial lending commitments. In addition to the commitments issued under the William Street credit extension program, the firm extends other credit commitments, primarily in connection with contingent acquisition financing and other types of corporate lending. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm often syndicates all or substantial portions of these commitments, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets to be securitized, primarily in connection with collateralized loan obligations, mortgage securitizations and collateralized debt obligations. These financings are expected to be repaid from the proceeds of the related securitizations for which the firm may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans, commercial and residential mortgages, other loans and mortgage-backed and other asset-backed securities.

Letters of Credit.  The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $5.71 billion and $5.73 billion as of May 2007 and November 2006, respectively.

Merchant Banking Commitments.  The firm acts as an investor in merchant banking transactions, which includes making long-term investments in equity and debt instruments in privately negotiated transactions, corporate acquisitions and real estate transactions. In connection with these activities, the firm had commitments to invest up to $14.59 billion and $6.36 billion in corporate and real estate investment funds as of May 2007 and November 2006, respectively.

Construction-Related Commitments.  As of May 2007 and November 2006, the firm had construction-related commitments of $1.71 billion and $1.63 billion, respectively, including commitments of $846 million and $1.07 billion, respectively, related to the development of wind energy projects by Horizon Wind Energy LLC (see discussion below). Construction-related commitments also include outstanding commitments of $797 million and $500 million as of May 2007 and November 2006, respectively, related to the firm’s new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion.

Underwriting Commitments.  As of May 2007 and November 2006, the firm had commitments to purchase $626 million and $2.62 billion, respectively, of securities in connection with its underwriting activities.

Other.  The firm had other purchase commitments of $367 million and $393 million as of May 2007 and November 2006, respectively. In addition, the firm had other investment commitments of $887 million and $1.88 billion as of May 2007 and November 2006, respectively.

In March 2007, the firm entered into an agreement to sell its interest in Horizon Wind Energy LLC to Energias de Portugal, S.A., subject to the receipt of regulatory approvals and other closing conditions. The transaction closed during the firm’s third quarter of 2007, and depending on the level of the firm’s net revenues in such period, the resulting gain may be material to the firm’s results of operations.

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

(in millions)

Minimum rental payments
Remainder of 2007	$373
2008	421
2009	432
2010	343
2011	287
2012-thereafter	2,261

Total	$4,117

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $11.08 billion and $8.04 billion of contract holder account balances as of May 2007 and November 2006, respectively, for such benefits. The weighted average attained age of these contract holders was 67 years and 70 years as of May 2007 and November 2006, respectively. The net amount at risk, representing guaranteed minimum death benefits in excess of contract holder account balances, was $1.04 billion and $1.27 billion as of May 2007 and November 2006, respectively. See Note 10 for more information on the firm’s insurance liabilities.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of May 2007 and November 2006:

	As of May 2007
	Maximum Payout/Notional Amount by Period of Expiration (5)
	Remainder	2008-	2010-	2012-
	of 2007	2009	2011	Thereafter	Total
	(in millions)

Derivatives (1)	$365,846	$596,693	$442,325	$601,463	$2,006,327
Securities lending indemnifications (2)	37,624	—	—	—	37,624
Performance bonds (3)	1,878	—	—	—	1,878
Other financial guarantees (4)	248	1,465	271	90	2,074

	As of November 2006
	Maximum Payout/Notional Amount by Period of Expiration (5)
	Remainder	2008-	2010-	2012-
	2007	2009	2011	Thereafter	Total
	(in millions)

Derivatives (1)	$379,256	$428,258	$460,088	$399,449	$1,667,051
Securities lending indemnifications (2)	19,023	—	—	—	19,023
Performance bonds	—	—	—	—	—
Other financial guarantees (4)	592	99	76	86	853

(1)	The aggregate carrying value of these derivatives as of May 2007 was an asset of $2.16 billion, consisting of contracts with an asset value of $11.70 billion and contracts with a liability value of $9.54 billion. The aggregate carrying value of these derivatives as of November 2006 was an asset of $1.12 billion, consisting of contracts with an asset value of $11.06 billion and contracts with a liability value of $9.94 billion. The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement.

(2)	Collateral held by the lenders in connection with securities lending indemnifications was $39.20 billion and $19.70 billion as of May 2007 and November 2006, respectively.

(3)	Excludes collateral of $1.88 billion related to these obligations.

(4)	The carrying value of these guarantees was a liability of $11 million and $15 million as of May 2007 and November 2006, respectively.

(5)	Such amounts do not represent the anticipated losses in connection with these contracts.

The firm has established trusts, including Goldman Sachs Capital I, II and III, and other entities for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. (See Note 5 for information regarding the transactions involving Goldman Sachs Capital I, II and III.) The firm effectively provides for the full and unconditional guarantee of the securities issued by these entities, which are not consolidated for accounting purposes. Timely payment by the firm of amounts due to these entities under the borrowing, preferred stock and related contractual arrangements will be sufficient to cover payments due on the securities issued by these entities. Management feels that it is unlikely that any circumstances will occur, such as nonperformance on the part of paying agents or other service providers, that would make it necessary for the firm to make payments related to these entities other than those required under the terms of the borrowing, preferred stock and related contractual arrangements and in connection with certain expenses incurred by these entities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of May 2007 and November 2006.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of May 2007 and November 2006.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.	Shareholders’ Equity

On June 13, 2007, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per common share with respect to the firm’s second quarter of 2007 to be paid on August 30, 2007, to common shareholders of record on July 31, 2007.

During the three and six months ended May 2007, the firm repurchased 5.4 million and 18.4 million shares of its common stock at a total cost of $1.13 billion and $3.82 billion. The average price paid per share for repurchased shares was $208.41 and $207.60 for the three and six months ended May 2007. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 4.7 million restricted stock units with a total value of $928 million in the first half of 2007.

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

As of May 2007, the firm had 124,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:

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

Each share of preferred stock has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. All series of preferred stock are pari passu and have a preference over the firm’s common stock upon liquidation.

In the second quarter of 2007, the Board authorized 17,500.1 shares of perpetual Non-Cumulative Preferred Stock, Series E and 5,000.1 shares of perpetual Non-Cumulative Preferred Stock, Series F in connection with the APEX issuance (see Note 5 for further information on the APEX issuance). Under the stock purchase contracts, the firm will issue on the relevant stock purchase dates (on or before June 1, 2013 and September 1, 2013 for Series E and Series F preferred stock, respectively) one share of Series E and Series F preferred stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated notes held by these trusts. When issued, each share of Series E and Series F preferred stock will have a par value of

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

$0.01 and a liquidation preference of $100,000 per share. Dividends on Series E preferred stock, if declared, will be payable semiannually at a fixed annual rate of 5.79% if the stock is issued prior to June 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus .77% and (ii) 4%. Dividends on Series F preferred stock, if declared, will be payable quarterly at a rate per annum equal to three-month LIBOR plus .77% if the stock is issued prior to September 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus .77% and (ii) 4%. The preferred stock may be redeemed at the option of the firm on the stock purchase dates or any day thereafter, subject to the approval of the Securities and Exchange Commission (SEC) and certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

On June 13, 2007, the Board declared a dividend per preferred share of $390.16, $387.50, $390.16 and $385.05 for Series A, Series B, Series C and Series D preferred stock, respectively, to be paid on August 10, 2007 to preferred shareholders of record on July 26, 2007.

The following table sets forth the firm’s accumulated other comprehensive income by type:

	As of
	May	November
	2007	2006
	(in millions)

Currency translation adjustment, net of tax	$49	$29
Minimum pension liability adjustment, net of tax	(38)	(38)
Net gains on cash flow hedges, net of tax	—	2
Net unrealized gains on available-for-sale securities, net of tax	12 (1)	28

Total accumulated other comprehensive income, net of tax	$23	$21

(1)	Consists of net unrealized losses of $4 million on available-for-sale securities held by the firm’s insurance subsidiaries and net unrealized gains of $16 million on available-for-sale securities held by investees accounted for under the equity method.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006
	(in millions, except per share amounts)

Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,287	$2,286	$5,435	$4,739

Denominator for basic EPS — weighted average number of common shares	435.8	449.7	440.2	453.5
Effect of dilutive securities (1)
Restricted stock units	13.3	13.3	12.5	12.1
Stock options	15.0	15.3	15.3	15.2

Dilutive potential common shares	28.3	28.6	27.8	27.3

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	464.1	478.3	468.0	480.8

Basic EPS	$5.25	$5.08	$12.35	$10.45
Diluted EPS	4.93	4.78	11.61	9.86

(1)	There were no anti-dilutive securities during the three and six months ended May 2007 or May 2006.

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	May	November
	2007	2006
	(in millions)

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	99	136
Equities (1)	2,381	2,381
Principal Investments	2	4
Asset Management and Securities Services
Asset Management (2)	421	421
Securities Services	117	117

Total	$3,145	$3,184

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		May	November
		2007	2006
		(in millions)

Customer lists (1)	Gross carrying amount	$1,034	$1,034
	Accumulated amortization	(324)	(297)

	Net carrying amount	$710	$737

Power contracts (2)	Gross carrying amount	$687	$750
	Accumulated amortization	(108)	(83)

	Net carrying amount	$579	$667

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(192)	(172)

specialist rights	Net carrying amount	$522	$542

Insurance-related	Gross carrying amount	$444	$396
assets (3)	Accumulated amortization	(61)	(34)

	Net carrying amount	$383	$362

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF)	Accumulated amortization	(36)	(33)

specialist rights	Net carrying amount	$102	$105

Other (4)	Gross carrying amount	$325	$335
	Accumulated amortization	(268)	(246)

	Net carrying amount	$57	$89

Total	Gross carrying amount	$3,342	$3,367
	Accumulated amortization	(989)	(865)

	Net carrying amount	$2,353	$2,502

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix Energy, Inc. and National Energy & Gas Transmission, Inc. (NEGT). Substantially all of these power contracts have been pledged to counterparties in connection with the firm’s secured financings. The weighted average remaining life of these power contracts is approximately 11 years.

(3)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in 2006. DAC results from commissions paid by the firm to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with the firm and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is seven years as of May 2007.

(4)	Primarily includes marketing and technology-related assets.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 12 years.

Amortization expense associated with identifiable intangible assets was $69 million for both the three months ended May 2007 and May 2006 and $137 million and $113 million for the six months ended May 2007 and May 2006, respectively. Amortization expense associated with the firm’s consolidated power generation facilities is reported within “Cost of power generation” in the condensed consolidated statements of earnings.

The estimated future amortization for existing identifiable intangible assets through 2012 is set forth below:

(in millions)

Remainder of 2007	$131
2008	223
2009	210
2010	199
2011	191
2012	178

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	May	November
	2007	2006
	(in millions)

Property, leasehold improvements and equipment (1)	$7,193	$6,990
Goodwill and identifiable intangible assets (2)	5,498	5,686
Income tax-related assets	3,988	3,427
Equity-method investments (3)	2,480	2,764
Miscellaneous receivables and other (4)	5,456	3,009

Total	$24,615	$21,876

(1)	Net of accumulated depreciation and amortization of $5.43 billion and $5.06 billion as of May 2007 and November 2006, respectively.

(2)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments accounted for at fair value under SFAS No. 159 as of May 2007, which are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

(4)	Includes $1.75 billion of assets held for sale as of May 2007, primarily consisting of capitalized costs of wind energy projects.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	May	November
	2007	2006
	(in millions)

Insurance-related liabilities (1)	$11,240	$11,471
Compensation and benefits	9,287	9,165
Minority interest (2)	8,717	2,069
Employee interests in consolidated funds	4,892	2,690
Income tax-related liabilities	1,669	2,639
Accrued expenses and other payables (3)	4,504	3,832

Total	$40,309	$31,866

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	May	November
	2007	2006
	(in millions)

Separate account liabilities	$7,762	$7,957
Liabilities for future benefits and unpaid claims	2,210	2,123
Contract holder account balances	1,037	1,134
Reserves for guaranteed minimum death and income benefits	231	257

Total insurance-related liabilities	$11,240	$11,471

Separate account liabilities are offset by separate account assets, representing segregated contract holder funds under variable annuity and variable life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.36 billion and $1.33 billion as of May 2007 and November 2006, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $785 million and $786 million as of May 2007 and November 2006, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are computed in accordance with AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts,” and are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $7.12 billion and $619 million related to consolidated investment funds as of May 2007 and November 2006, respectively.

(3)	Includes $343 million of liabilities held for sale as of May 2007, primarily consisting of secured long-term financings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Employee Benefit Plans

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

The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006
	(in millions)

U.S. pension
Service cost	$—	$—	$—	$—
Interest cost	5	5	11	10
Expected return on plan assets	(8)	(6)	(16)	(13)
Net amortization	1	1	1	3

Total	$(2)	$—	$(4)	$—

Non-U.S. pension
Service cost	$19	$14	$37	$28
Interest cost	8	6	16	12
Expected return on plan assets	(9)	(7)	(17)	(14)
Net amortization	3	2	5	5

Total	$21	$15	$41	$31

Postretirement
Service cost	$4	$4	$9	$8
Interest cost	5	4	10	9
Net amortization	4	5	8	10

Total	$13	$13	$27	$27

The firm expects to contribute a minimum of $33 million to its pension plans and $8 million to its postretirement plans in 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $1.76 billion and $1.94 billion for the six months ended May 2007 and May 2006, respectively. As of May 2007 and November 2006, the fees receivable from these funds were $468 million and $362 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $5.91 billion and $3.94 billion as of May 2007 and November 2006, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading and custody. See Note 6 for the firm’s commitments related to these funds.

Note 13.	Regulation

The firm is regulated by the U.S. Securities and Exchange Commission as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital standards on a consolidated basis. As of May 2007 and November 2006, the firm was in compliance with the CSE capital standards.

The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of May 2007 and November 2006, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of May 2007 and November 2006, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Goldman Sachs Bank USA (GS Bank), a wholly owned industrial bank, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of May 2007, GS Bank was in compliance with all regulatory capital requirements. Substantially all of the firm’s bank deposits consist of U.S. dollar-denominated savings accounts at GS Bank. Savings accounts at GS Bank have no stated maturity and can be withdrawn upon short notice. The weighted average interest rates for bank deposits were 5.13% and 5.17% as of May 2007 and November 2006, respectively. The carrying value of bank deposits approximated fair value as of May 2007 and November 2006.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries are regulated by the Bermuda Registrar of Companies. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of May 2007 and November 2006.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the U.K.’s Financial Services Authority. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. As of May 2007 and November 2006, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of May 2007 and November 2006, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the		As of or for the
		Three Months		Six Months
		Ended May		Ended May
		2007	2006	2007	2006
		(in millions)

Investment	Net revenues	$1,721	$1,526	$3,437	$2,997
Banking	Operating expenses	1,246	1,094	2,540	2,283

	Pre-tax earnings	$475	$432	$897	$714

	Segment assets	$5,504	$2,744	$5,504	$2,744

Trading and	Net revenues	$6,649	$7,105	$16,066	$14,087
Principal	Operating expenses	4,196	4,516	9,590	8,943

Investments	Pre-tax earnings	$2,453	$2,589	$6,476	$5,144

	Segment assets	$615,519	$551,940	$615,519	$551,940

Asset Management	Net revenues	$1,812	$1,610	$3,409	$3,590
and Securities	Operating expenses	1,307	1,088	2,490	2,187

Services	Pre-tax earnings	$505	$522	$919	$1,403

	Segment assets	$322,173	$244,200	$322,173	$244,200

Total	Net revenues (1)	$10,182	$10,241	$22,912	$20,674
	Operating expenses (2)	6,751	6,717	14,622	13,461

	Pre-tax earnings (3)	$3,431	$3,524	$8,290	$7,213

	Total assets	$943,196	$798,884	$943,196	$798,884

(1)	Net revenues include net interest as set forth in the table below:

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006
	(in millions)

Investment Banking	$1	$5	$1	$6
Trading and Principal Investments	407	184	751	479
Asset Management and Securities Services	705	594	1,169	1,020

Total net interest	$1,113	$783	$1,921	$1,505

(2)	Includes net provisions for a number of litigation and regulatory proceedings of $2 million and $19 million for the three months ended May 2007 and May 2006, respectively, and $2 million and $48 million for the six months ended May 2007 and May 2006, respectively, that have not been allocated to the firm’s segments.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006
	(in millions)

Investment Banking	$34	$33	$67	$64
Trading and Principal Investments	203	185	400	334
Asset Management and Securities Services	44	41	86	80

Total depreciation and amortization	$281	$259	$553	$478

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

The following table sets forth the total net revenues of the firm and its consolidated subsidiaries by geographic region allocated on the methodology described above:

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006
	(in millions)

Net revenues
Americas (1)	$4,896	$5,894	$11,159	$11,332
EMEA (2)	3,465	2,521	7,632	5,538
Asia	1,821	1,826	4,121	3,804

Total net revenues	$10,182	$10,241	$22,912	$20,674

(1)	Substantially all relates to U.S. results.

(2)	EMEA (Europe, Middle East and Africa).

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of May 25, 2007, the related condensed consolidated statements of earnings for the three and six months ended May 25, 2007 and May 26, 2006, the condensed consolidated statement of changes in shareholders’ equity for the six months ended May 25, 2007, the condensed consolidated statements of cash flows for the six months ended May 25, 2007 and May 26, 2006, and the condensed consolidated statements of comprehensive income for the three and six months ended May 25, 2007 and May 26, 2006. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
June 28, 2007

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

Unless specifically stated otherwise, all references to May 2007 and May 2006 refer to our fiscal periods ended, or the dates, as the context requires, May 25, 2007 and May 26, 2006, respectively. All references to November 2006, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 24, 2006. All references to 2007, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, November 30, 2007.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview

Our diluted earnings per common share were $4.93 for the second quarter of 2007 compared with $4.78 for the second quarter of 2006. Annualized return on average tangible common shareholders’ equity (1) was 31.2% and annualized return on average common shareholders’ equity was 26.7% for the second quarter of 2007.

Our results for the second quarter of 2007 reflected strong performance in each of our three segments. Investment Banking produced record quarterly net revenues, reflecting strong client activity. Net revenues in debt underwriting were particularly strong, primarily due to strength in leveraged finance as the financing environment remained favorable. Our investment banking transaction backlog ended the quarter at a record level. (2) Net revenues in Trading and Principal Investments were lower than the second quarter of 2006, reflecting lower net revenues in Fixed Income, Currency and Commodities (FICC), partially offset by higher results in Principal Investments and Equities. The decrease in FICC primarily reflected lower net revenues in commodities and weak results in mortgages, principally attributable to continued weakness in the subprime sector. The decrease in commodities was primarily attributable to a $700 million gain in the second quarter of 2006 related to the sale of East Coast Power, L.L.C. Net revenues in interest rate products, credit products and currencies were strong, although net revenues in interest rate products were lower than the same period last year. During the quarter, FICC operated in an environment characterized by solid customer-driven activity, generally low volatility levels and strength in the broader credit markets. The increase in Principal Investments primarily reflected significantly higher gains from corporate principal investments. Equities generated its second highest quarterly net revenues, reflecting strength across all major businesses, with principal strategies and shares driving the increase compared with the same period last year. Following challenging market conditions early in the quarter, Equities operated in a favorable environment characterized by generally rising equity prices and strong customer-driven activity. Net revenues in Asset Management and Securities Services were higher than the second quarter of 2006. Asset Management net revenues were higher reflecting record management and other fees. During the quarter, assets under management increased $39 billion or 5% to a record $758 billion, with net asset inflows of $18 billion. Securities Services achieved record net revenues, as our prime brokerage business continued to generate strong results, reflecting significantly higher customer balances in securities lending and margin lending and higher activity levels in Europe.

Our diluted earnings per common share were $11.61 for the six months ended May 2007 compared with $9.86 for the same period last year. Annualized return on average tangible common shareholders’ equity (1) was 37.8% and annualized return on average common shareholders’ equity was 32.3% for the six months ended May 2007.

During the first half of 2007, we generated record diluted earnings per common share, 18% higher than the previous record. In Investment Banking, net revenues increased as mergers and acquisitions and financing activity levels were strong. Net revenues in Trading and Principal Investments were higher, reflecting increases in Principal Investments and Equities, partially offset by a decrease in FICC. The increase in Principal Investments primarily reflected significantly higher gains from corporate principal investments, and the increase in Equities reflected higher net revenues in principal strategies and shares. During the first half of 2007, Equities operated in a favorable environment generally characterized by rising equity prices, strong customer-driven activity and favorable market opportunities. The decrease in FICC reflected lower net revenues in commodities, mortgages and interest rate products, partially offset by higher net revenues in credit products. During the first half of 2007, FICC operated in an environment characterized by solid customer-driven activity, generally low volatility levels and strength in the broader credit markets, although the subprime sector of the mortgage market experienced weakness. Net revenues in Asset Management and Securities Services decreased due to significantly lower incentive fees, partially offset by higher asset management and other fees, and continued growth in securities lending and margin lending.

Though we generated record diluted earnings per common share in the first half of 2007, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

(1)	Return on average tangible common shareholders’ equity (ROTE) is computed by dividing net earnings (or annualized net earnings for annualized ROTE) applicable to common shareholders by average monthly tangible common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of annualized ROTE.

(2)	Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment

Global economic conditions remained generally favorable during our second quarter of fiscal 2007, with continued solid growth in the global economy. Business and consumer confidence levels remained generally high and, in some cases, accelerated moderately across the world’s major economies. Despite sharp declines early in our second quarter, global equity markets broadly moved higher, with particularly strong gains in China. In the fixed income markets, yield curves in both the U.S. and Europe remained generally flat. In addition, the broader credit environment remained strong, although the subprime sector within the mortgage market continued to be weak. Corporate and financial sponsor activity accelerated during the quarter, as evidenced by significant increases in announced mergers and acquisitions volumes and leveraged loan activity, as well as improved equity underwriting volumes.

In the U.S., economic growth showed signs of strengthening towards the end of our quarter, driven by what appeared to be a reacceleration in the industrial sector. Unemployment levels remained low and were essentially unchanged from our prior fiscal quarter. Despite an increase in crude oil prices, inflationary pressures appeared to be largely contained, as reflected in measures of core inflation. During our second quarter, the U.S. Federal Reserve left its federal funds target rate unchanged at 5.25% for the seventh consecutive meeting. Long-term bond yields were slightly higher, with the 10-year U.S. Treasury note yield ending our quarter up 18 basis points at 4.86%. In the equity markets, the Dow Jones Industrial Average, S&P 500 Index and NASDAQ Composite Index increased by 7%, 4% and 2%, respectively, during our fiscal quarter.

In Europe, economic growth appears to have accelerated slightly during our second fiscal quarter, with an increase in employment driving stronger domestic demand. The modest acceleration in economic growth was evident by a slight increase in surveys of business activity from already high levels. The European Central Bank increased its main refinancing operations rate by 25 basis points during our fiscal quarter to 3.75%. This higher rate, combined with an appreciation of the euro relative to its major trading partners, led to a tightening in European financial conditions during our fiscal quarter. In the U.K., while financial conditions were slightly less accommodative, economic growth appeared to accelerate modestly during our fiscal quarter. However, inflationary pressures also remained elevated. The Bank of England also raised its official bank rate by 25 basis points to 5.50%. Equity markets in both the U.K. and continental Europe rose during our fiscal quarter and long-term bond yields increased.

In Japan, real gross domestic product appears to have decelerated slightly from the prior quarter. However, the overall growth environment remained relatively strong, driven by firm exports to other Asian countries and a recovery in personal consumption that was stronger than expected. The moderate slowdown during our second fiscal quarter was mainly driven by a temporary decline in capital expenditures. The Bank of Japan left its target overnight call rate unchanged at 0.50% during the quarter, while the yield on 10-year Japanese government bonds ended our fiscal quarter slightly higher, although it was lower during most of the quarter. The Nikkei 225 Index ended our fiscal quarter 4% lower.

In China, solid economic growth continued to be driven primarily by strength in net exports. The People’s Bank of China raised its one-year benchmark lending rate by 45 basis points during our second fiscal quarter to 6.57% and also raised its reserve requirement ratio by 150 basis points. The Shanghai Composite Index posted another sharp increase, ending our fiscal quarter 39% higher. Elsewhere in Asia, equity markets generally ended our fiscal quarter higher.

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

We adopted SFAS No. 157, “Fair Value Measurements,” as of the beginning of 2007. See Notes 2 and 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on SFAS No. 157.

In determining fair value, we separate our “Financial instruments, owned at fair value” and “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Financial Instruments by Category
(in millions)

	As of May 2007			As of November 2006
			Financial			Financial
	Financial		Instruments Sold,	Financial		Instruments Sold,
	Instruments		but not Yet	Instruments		but not Yet
	Owned, at		Purchased, at	Owned, at		Purchased, at
	Fair Value		Fair Value	Fair Value		Fair Value

Cash trading instruments	$276,694		$103,726	$247,031		$87,244
SMFG (1)	4,528		3,172 (6)	4,505		3,065 (6)
ICBC	5,643	(2)	—	5,194	(2)	—
Other principal investments	7,148	(3)	—	4,263	(3)	—

Principal investments	17,319		3,172	13,962		3,065

Cash instruments	294,013		106,898	260,993		90,309
Exchange-traded	15,676		14,530	14,407		13,851
Over-the-counter	58,039		55,774	53,136		51,645

Derivative contracts	73,715	(4)	70,304 (7)	67,543	(4)	65,496 (7)

Total	$367,728	(5)	$177,202	$328,536	(5)	$155,805

(1)	The fair value of our Japanese yen-denominated investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc (SMFG) includes the effect of foreign exchange revaluation. We mitigate our economic exposure to exchange rate movements on our investment in SMFG by borrowing Japanese yen. Foreign exchange revaluation on the investment and the related borrowing are generally equal and offsetting.

(2)	Includes interests of $3.57 billion and $3.28 billion as of May 2007 and November 2006, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation.

(3)	The following table sets forth the principal investments (in addition to our investments in SMFG and ICBC) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of May 2007			As of November 2006
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)			(in millions)
Private	$4,172	$1,248	$5,420	$2,741	$555	$3,296
Public	1,687	41	1,728	934	33	967

Total	$5,859	$1,289	$7,148	$3,675	$588	$4,263

(4)	Net of cash received pursuant to credit support agreements of $24.54 billion and $24.06 billion as of May 2007 and November 2006, respectively.

(5)	Excludes assets related to consolidated investment funds of $16.29 billion and $6.03 billion as of May 2007 and November 2006, respectively, for which Goldman Sachs is not at risk.

(6)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(7)	Net of cash paid pursuant to credit support agreements of $17.19 billion and $16.00 billion as of May 2007 and November 2006, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, certain corporate bank loans, less liquid listed equities, state, municipal and provincial obligations, and certain physical commodities.

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

Our investment in SMFG is valued using a model that is principally based on SMFG’s common stock price. As of May 2007, the conversion price of our SMFG convertible preferred stock into shares of SMFG common stock was ¥318,800. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,100). As a result of downside protection on the conversion stock price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price would be nonlinear for a significant decline in the SMFG common stock price. As of May 2007, we had hedged approximately 70% of the common stock underlying our investment in SMFG and there were no restrictions on our ability to hedge the remaining 30%.

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

Derivative Contracts.  Derivative contracts can be exchange-traded or over-the-counter (OTC). We generally value exchange-traded derivatives within portfolios using models which calibrate to market clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying cash instruments.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Further, complex structures often involve multiple product types requiring additional complex inputs such as correlations and volatilities. Where we do not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, management believes that transaction price is the best estimate of fair value at inception. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to initial recognition, we only update valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other evidence such as empirical market data. In circumstances where we cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. As markets continue to develop and more pricing information becomes available, we continue to review and refine the models used. See “— Derivatives” below for further information on our OTC derivatives.

When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Other Financial Assets and Financial Liabilities.  In addition to “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” we have elected to account for certain of our other financial assets and financial liabilities at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Such financial assets and financial liabilities include (i) certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments; (ii) certain other secured financings (primarily transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through our William Street program); (iii) certain unsecured long-term borrowings, including prepaid physical commodity transactions; (iv) resale and repurchase agreements; (v) securities borrowed and securities loaned within Trading and Principal Investments, consisting of our matched book activities and certain firm financing activities; (vi) securities held by our bank subsidiary (previously accounted for as available-for-sale); (vii) certain receivables from customers and counterparties (transfers accounted for as secured loans rather than purchases under SFAS No. 140); and (viii) in general, investments acquired after the adoption of SFAS No. 159 where we have significant influence over the investee and would otherwise apply the equity method of accounting. See “— Recent Accounting Developments” below for a discussion of the impact of adopting SFAS No. 159.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	May	November
	2007	2006

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	99	136
Equities (1)	2,381	2,381
Principal Investments	2	4
Asset Management and Securities Services
Asset Management (2)	421	421
Securities Services	117	117

Total	$3,145	$3,184

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of May 2007		As of November 2006
		Range of Estimated
		Remaining Useful
	Carrying	Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$710	4 - 18	$737
Power contracts (2)	579	1 - 21	667
New York Stock Exchange (NYSE) specialist rights	522	15	542
Insurance-related assets (3)	383	7	362
Exchange-traded fund (ETF) specialist rights	102	20	105
Other (4)	57	1 - 5	89

Total	$2,353		$2,502

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix and NEGT. Substantially all of these power contracts have been pledged to counterparties in connection with our secured financings.

(3)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business acquired in 2006. DAC results from commissions paid by Goldman Sachs to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with us and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven-year useful life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend for approximately 30 years).

(4)	Primarily includes marketing and technology-related assets.

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

During the second quarter, we experienced continued weakening of our operating results in our NYSE specialist business and therefore tested our NYSE specialist rights for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an impairment loss is recognized if the carrying amount of the NYSE specialist rights exceeds the sum of the projected undiscounted cash flows of the business over the estimated remaining useful life of the NYSE specialist rights. The projected undiscounted cash flows of the business exceeded the carrying amount of the NYSE specialist rights, and accordingly, we did not record an impairment loss.

Two assumptions were critical to our conclusion that there was no impairment of our NYSE specialist rights under SFAS No. 144. First, we believe the NYSE is committed to specialists having an important role in the NYSE Hybrid Market Model and therefore expect that the NYSE will promptly enact various rule changes and implement technological improvements to support the floor-based market model by which it differentiates itself from its purely electronic exchange competitors. Second, we have assumed that stock price volatility, which has been low by historical standards over the past year, will revert towards historic average levels over the remaining useful life of our NYSE specialist rights.

There can be no assurance that either of these two assumptions will materialize and, even if they do, that our projected undiscounted cash flows will be sufficient to avoid future impairment of our NYSE specialist rights. As of May 25, 2007, the carrying value of our NYSE specialist rights was $522 million. To the extent that there were to be an impairment in the future, it could lead to a significant reduction in the carrying value of our NYSE specialist rights.

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

A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 48.0% for the first half of 2007 compared with 50.4% for the same period last year.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “— Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended February 23, 2007 and in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006

Net revenues	$10,182	$10,241	$22,912	$20,674
Pre-tax earnings	3,431	3,524	8,290	7,213
Net earnings	2,333	2,312	5,530	4,791
Net earnings applicable to common shareholders	2,287	2,286	5,435	4,739
Diluted earnings per common share	4.93	4.78	11.61	9.86
Annualized return on average common shareholders’ equity (1)	26.7%	32.5%	32.3%	34.3%
Annualized return on average tangible common shareholders’ equity (2)	31.2%	39.5%	37.8%	41.8%

(1)	Return on average common shareholders’ equity (ROE) is computed by dividing net earnings (or annualized net earnings for annualized ROE) applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. Identifiable intangible assets associated with power contracts are not deducted from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

Management believes that return on average tangible common shareholders’ equity (ROTE) is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. ROTE is computed by dividing net earnings (or annualized net earnings for annualized ROTE) applicable to common shareholders by average monthly tangible common shareholders’ equity.

The following table sets forth a reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006
	(in millions)

Total shareholders’ equity	$37,374	$30,082	$36,804	$29,473
Preferred stock	(3,100)	(1,963)	(3,100)	(1,871)

Common shareholders’ equity	34,274	28,119	33,704	27,602
Goodwill and identifiable intangible assets, excluding power contracts	(4,938)	(4,999)	(4,967)	(4,948)

Tangible common shareholders’ equity	$29,336	$23,120	$28,737	$22,654

Net Revenues

Three Months Ended May 2007 versus May 2006.  Our net revenues were $10.18 billion for the second quarter of 2007, essentially unchanged compared with the second quarter of 2006, as each of our three segments generated strong results. Net revenues in Investment Banking increased compared with the second quarter of 2006, reflecting strong client activity. Net revenues in debt underwriting were particularly strong, primarily due to strength in leveraged finance as the financing environment remained favorable. Net revenues in Trading and Principal Investments were lower than the second quarter of 2006, reflecting lower net revenues in FICC, partially offset by higher results in Principal Investments and Equities. The decrease in FICC primarily reflected lower net revenues in commodities and weak results in mortgages, principally attributable to continued weakness in the subprime sector. The decrease in commodities was primarily attributable to a $700 million gain in the second quarter of 2006 related to the sale of East Coast Power, L.L.C. Net revenues in interest rate products, credit products and currencies were strong, although net revenues in interest rate products were lower than the same period last year. During the quarter, FICC operated in an environment characterized by solid customer-driven activity, generally low volatility levels and strength in the broader credit markets. The increase in Principal Investments primarily reflected significantly higher gains from corporate principal investments. Equities generated its second highest quarterly net revenues, reflecting strength across all major businesses, with principal strategies and shares driving the increase compared with the same period last year. Following challenging market conditions early in the quarter, Equities operated in a favorable environment characterized by generally rising equity prices and strong customer-driven activity. Net revenues in Asset Management and Securities Services were higher than the second quarter of 2006. Asset Management net revenues were higher reflecting record management and other fees. During the quarter, assets under management increased $39 billion or 5% to a record $758 billion, with net asset inflows of $18 billion. Securities Services achieved record net revenues, as our prime brokerage business continued to generate strong results, reflecting significantly higher customer balances in securities lending and margin lending and higher activity levels in Europe.

Six Months Ended May 2007 versus May 2006.  Our net revenues were $22.91 billion for the first half of 2007, an increase of 11% compared with the same period last year. In Investment Banking, net revenues increased as mergers and acquisitions and financing activity levels were strong. Net revenues in Trading and Principal Investments were higher, reflecting increases in Principal Investments and Equities, partially offset by a decrease in FICC. The increase in Principal Investments primarily reflected significantly higher gains from corporate principal investments, and the increase in Equities reflected higher net revenues in principal strategies and shares. During the first half of 2007, Equities operated in a favorable environment generally characterized by rising equity prices, strong customer-driven activity and favorable market opportunities. The decrease in FICC reflected lower net revenues in commodities, mortgages and interest rate products, partially offset by higher net revenues in credit products. During the first half of 2007, FICC operated in an environment characterized by solid customer-driven activity, generally low volatility levels and strength in the broader credit markets, although the subprime sector of the mortgage market experienced weakness. Net revenues in Asset Management and Securities Services decreased due to significantly lower incentive fees, partially offset by higher asset management and other fees, and continued growth in securities lending and margin lending.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses which are significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. During the first half of 2007, our ratio of compensation and benefits to net revenues was 48.0% compared with 50.4% for the same period last year. See “— Use of Estimates” above for more information on our ratio of compensation and benefits to net revenues.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
($ in millions)

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006

Compensation and benefits (1)	$4,887	$5,108	$10,998	$10,422

Brokerage, clearing, exchange and distribution fees	638	473	1,189	891
Market development	144	121	276	221
Communications and technology	161	131	312	255
Depreciation and amortization	140	127	272	252
Amortization of identifiable intangible assets	50	44	101	78
Occupancy	210	199	414	392
Professional fees	161	123	322	232
Cost of power generation	81	122	165	207
Other expenses	279	269	573	511

Total non-compensation expenses	1,864	1,609	3,624	3,039

Total operating expenses	$6,751	$6,717	$14,622	$13,461

Employees at period end (2)	28,012	24,013

(1)	Compensation and benefits includes $50 million and $61 million for the three months ended May 2007 and May 2006, respectively, and $85 million and $112 million for the six months ended May 2007 and May 2006, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Excludes 4,841 and 9,369 employees as of May 2007 and May 2006, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006

Non-compensation expenses of consolidated investments (1)	$101	$119	$188	$218

Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees	638	473	1,189	891
Market development	142	113	272	205
Communications and technology	161	129	311	252
Depreciation and amortization	121	110	239	222
Amortization of identifiable intangible assets	48	44	98	78
Occupancy	192	171	381	340
Professional fees	160	121	320	226
Cost of power generation	81	122	165	207
Other expenses	220	207	461	400

Subtotal	1,763	1,490	3,436	2,821

Total non-compensation expenses, as reported	$1,864	$1,609	$3,624	$3,039

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as hotels, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

Three Months Ended May 2007 versus May 2006.  Operating expenses of $6.75 billion were essentially unchanged from the second quarter of 2006. Compensation and benefits expenses of $4.89 billion decreased 4% compared with the second quarter of 2006, primarily reflecting the impact of a lower ratio of compensation and benefits to net revenues. The ratio of compensation and benefits to net revenues was 48.0% for the second quarter of 2007 compared with 49.9% for the second quarter of 2006. Employment levels increased 4% during the second quarter of 2007.

Non-compensation expenses were $1.86 billion, 16% higher than the second quarter of 2006. The increase was primarily attributable to the impact of higher levels of business activity and continued geographic expansion. The majority of this increase was in brokerage, clearing, exchange and distribution fees, which principally reflected higher transaction volumes in Equities.

Six Months Ended May 2007 versus May 2006.  Operating expenses of $14.62 billion for the first half of 2007 increased 9% compared with the same period last year. Compensation and benefits expenses of $11.00 billion increased 6% compared with the same period last year, reflecting higher net revenues, partially offset by a lower ratio of compensation and benefits to net revenues. The ratio of compensation and benefits to net revenues was 48.0% for the first half of 2007 compared with 50.4% for the same period last year. Employment levels increased 6% during the first half of 2007.

Non-compensation expenses were $3.62 billion, 19% higher than the same period last year. The increase was primarily attributable to the impact of higher levels of business activity and continued geographic expansion. This increase was primarily attributable to higher brokerage, clearing, exchange and distribution fees, which principally reflected higher transaction volumes in Equities, and higher professional fees, reflecting increased business activity.

Provision for Taxes

The provision for taxes for the three and six months ended May 2007 was $1.10 billion and $2.76 billion, respectively. The effective income tax rate for the first half of 2007 was 33.3%, down from 34.2% for the first quarter of 2007 and 34.5% for fiscal year 2006. The decreases in the effective tax rate were primarily due to changes in the geographic earnings mix and, to a lesser extent, an increase in tax credits.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months		Six Months
		Ended May		Ended May
		2007	2006	2007	2006

Investment	Net revenues	$1,721	$1,526	$3,437	$2,997
Banking	Operating expenses	1,246	1,094	2,540	2,283

	Pre-tax earnings	$475	$432	$897	$714

Trading and Principal	Net revenues	$6,649	$7,105	$16,066	$14,087
Investments	Operating expenses	4,196	4,516	9,590	8,943

	Pre-tax earnings	$2,453	$2,589	$6,476	$5,144

Asset Management and	Net revenues	$1,812	$1,610	$3,409	$3,590
Securities Services	Operating expenses	1,307	1,088	2,490	2,187

	Pre-tax earnings	$505	$522	$919	$1,403

Total	Net revenues	$10,182	$10,241	$22,912	$20,674
	Operating expenses (1)	6,751	6,717	14,622	13,461

	Pre-tax earnings	$3,431	$3,524	$8,290	$7,213

(1)	Includes net provisions for a number of litigation and regulatory proceedings of $2 million and $19 million for the three months ended May 2007 and May 2006, respectively, and $2 million and $48 million for the six months ended May 2007 and May 2006, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006

Financial Advisory	$709	$608	$1,570	$1,344

Equity underwriting	358	482	624	765
Debt underwriting	654	436	1,243	888

Total Underwriting	1,012	918	1,867	1,653

Total net revenues	1,721	1,526	3,437	2,997
Operating expenses	1,246	1,094	2,540	2,283

Pre-tax earnings	$475	$432	$897	$714

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006

Announced mergers and acquisitions	$569	$331	$892	$612
Completed mergers and acquisitions	224	217	560	490
Equity and equity-related offerings (2)	21	32	34	48
Debt offerings (3)	86	81	174	164

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes public common stock offerings, convertible offerings, rights offerings and Rule 144A issues.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended May 2007 versus May 2006.  Net revenues in Investment Banking of $1.72 billion for the second quarter of 2007 increased 13% compared with the second quarter of 2006, as mergers and acquisitions and financing activity levels were strong. Net revenues in Financial Advisory of $709 million increased 17% compared with the second quarter of 2006, reflecting increased client activity. Net revenues in our Underwriting business of $1.01 billion increased 10% compared with the second quarter of 2006, reflecting significantly higher net revenues in debt underwriting, primarily due to an increase in leveraged finance activity, partially offset by lower net revenues in equity underwriting. Our investment banking transaction backlog ended the quarter at a record level.(1)

Operating expenses of $1.25 billion for the second quarter of 2007 increased 14% compared with the second quarter of 2006, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings of $475 million in the second quarter of 2007 increased 10% compared with the second quarter of 2006.

Six Months Ended May 2007 versus May 2006.  Net revenues in Investment Banking of $3.44 billion for the first half of 2007 increased 15% compared with the same period last year. Net revenues in Financial Advisory of $1.57 billion increased 17% compared with the same period last year, primarily reflecting growth in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.87 billion increased 13% compared with the same period last year, reflecting significantly higher net revenues in debt underwriting, primarily due to a significant increase in leveraged finance activity, as the financing environment remained favorable, partially offset by lower net revenues in equity underwriting.

Operating expenses of $2.54 billion for the first half of 2007 increased 11% compared with the same period last year, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings of $897 million for the first half of 2007 increased 26% compared with the same period last year.

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

Substantially all of our inventory is marked-to-market daily and, therefore, its value and our net revenues are subject to fluctuations based on market movements. In addition, net revenues derived from our principal investments in privately held concerns and in real estate may fluctuate significantly depending on the revaluation of these investments in any given period. We also regularly enter into large transactions as part of our trading businesses. The number and size of such transactions may affect our results of operations in a given period.

(1)	Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Net revenues from Principal Investments do not include management fees generated from our merchant banking funds. These management fees are included in the net revenues of the Asset Management and Securities Services segment.

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006

FICC	$3,368	$4,460	$7,972	$8,298

Equities trading	1,415	1,416	3,578	3,023
Equities commissions	1,082	936	2,006	1,778

Total Equities	2,497	2,352	5,584	4,801

SMFG	(64)	(61)	97	344
ICBC	(125)	(4)	102	(4)

Gross gains	1,144	433	2,391	734
Gross losses	(235)	(149)	(359)	(250)

Net other corporate and real estate investments	909	284	2,032	484
Overrides	64	74	279	164

Total Principal Investments	784	293	2,510	988

Total net revenues	6,649	7,105	16,066	14,087
Operating expenses	4,196	4,516	9,590	8,943

Pre-tax earnings	$2,453	$2,589	$6,476	$5,144

Three Months Ended May 2007 versus May 2006.  Net revenues in Trading and Principal Investments of $6.65 billion for the second quarter of 2007 decreased 6% compared with the second quarter of 2006.

Net revenues in FICC of $3.37 billion decreased 24% compared with the second quarter of 2006, primarily reflecting lower net revenues in commodities and weak results in mortgages, principally attributable to continued weakness in the subprime sector. The decrease in commodities was primarily attributable to a $700 million gain in the second quarter of 2006 related to the sale of East Coast Power, L.L.C. Net revenues in interest rate products were strong but lower compared with the same period last year. Net revenues in credit products and currencies were also strong and were higher compared with the second quarter of 2006. During the quarter, FICC operated in an environment characterized by solid customer-driven activity, generally low volatility levels and strength in the broader credit markets.

Net revenues in Equities of $2.50 billion increased 6% compared with the second quarter of 2006, due to higher net revenues in principal strategies as well as higher net revenues in the shares business, primarily in Europe. These increases were partially offset by strong but lower net revenues in derivatives compared with the second quarter of 2006. Following challenging market conditions early in the quarter, Equities operated in a favorable environment characterized by generally rising equity prices and strong customer-driven activity.

Principal Investments recorded net revenues of $784 million, primarily reflecting gains and overrides from corporate principal investments. These results included a $125 million loss related to our investment in the ordinary shares of ICBC and a $64 million loss related to our investment in the convertible preferred stock of SMFG.

Operating expenses of $4.20 billion for the second quarter of 2007 decreased 7% compared with the second quarter of 2006, primarily due to decreased compensation and benefits expenses resulting from a lower accrual of discretionary compensation. Partially offsetting this decrease, non-compensation expenses increased due to the impact of higher levels of business activity and continued geographic expansion. The majority of this increase was in brokerage, clearing, exchange and distribution fees, which principally reflected higher transaction volumes in Equities. Pre-tax earnings of $2.45 billion in the second quarter of 2007 decreased 5% compared with the second quarter of 2006.

Six Months Ended May 2007 versus May 2006.  Net revenues in Trading and Principal Investments of $16.07 billion for the first half of 2007 increased 14% compared with the same period last year.

Net revenues in FICC of $7.97 billion decreased 4% compared with the same period last year, primarily reflecting strong but lower net revenues in commodities. The decrease in commodities was primarily attributable to a $700 million gain in the second quarter of 2006 related to the sale of East Coast Power, L.L.C. In addition, net revenues in mortgages were lower, principally attributable to weakness in the subprime sector, while net revenues in interest rate products were strong but were lower than the same period last year. Net revenues in credit products were also strong and higher compared with the same period last year, while currencies performed well but net revenues were essentially unchanged. During the first half of 2007, FICC operated in an environment characterized by solid customer-driven activity, generally low volatility levels and strength in the broader credit markets.

Net revenues in Equities of $5.58 billion increased 16% compared with the same period last year, due to higher net revenues in principal strategies as well as higher net revenues in the shares business, primarily in Europe. These increases were partially offset by strong but lower net revenues in derivatives compared with the same period last year. During the first half of 2007, Equities operated in a favorable environment generally characterized by rising equity prices, strong customer-driven activity and favorable market opportunities.

Principal Investments recorded net revenues of $2.51 billion, reflecting gains and overrides from corporate and real estate principal investments, including a $102 million gain related to our investment in the ordinary shares of ICBC and a $97 million gain related to our investment in the convertible preferred stock of SMFG.

Operating expenses of $9.59 billion for the first half of 2007 increased 7% compared with the same period last year. Compensation and benefits expenses increased primarily due to a higher accrual of discretionary compensation. Non-compensation expenses increased due to the impact of higher levels of business activity and continued geographic expansion. The majority of this increase was in brokerage, clearing, exchange and distribution fees, which primarily reflected higher transaction volumes in Equities. Other expenses also increased, reflecting increased business activity, including growth in our insurance business. Pre-tax earnings of $6.48 billion for the first half of 2007 increased 26% compared with the same period last year.

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

Assets under management typically generate fees as a percentage of asset value. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31. For that reason, incentive fees have been seasonally weighted to our first quarter. Based on investment performance in calendar 2006, our incentive fees were significantly lower in the first half of 2007 than they were in the same period last year.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006

Management and other fees	$1,035	$850	$2,017	$1,600
Incentive fees	20	104	110	843

Total Asset Management	1,055	954	2,127	2,443
Securities Services	757	656	1,282	1,147

Total net revenues	1,812	1,610	3,409	3,590
Operating expenses	1,307	1,088	2,490	2,187

Pre-tax earnings	$505	$522	$919	$1,403

Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month end.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of		As of
	May 31,		November 30,
	2007	2006	2006	2005

Alternative investments (1)	$151	$128	$145	$110
Equity	253	185	215	167
Fixed income	221	172	198	154

Total non-money market assets	625	485	558	431
Money markets	133	108	118	101

Total assets under management	$758	$593	$676	$532

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months		Six Months
	Ended May 31,		Ended May 31,
	2007	2006	2007	2006

Balance, beginning of period	$719	$571	$676	$532

Net asset inflows/(outflows)
Alternative investments	—	6	2	13
Equity	7	3	18	8
Fixed income	7	4	18	12

Total non-money market net asset inflows/(outflows)	14	13	38	33
Money markets	4	2	15	7

Total net asset inflows/(outflows)	18	15	53	40	(1)

Net market appreciation/(depreciation)	21	7	29	21

Balance, end of period	$758	$593	$758	$593

(1)	Includes $3 billion of net asset inflows in connection with our December 30, 2005 acquisition of our variable annuity and variable life insurance business.

Three Months Ended May 2007 versus May 2006.  Net revenues in Asset Management and Securities Services of $1.81 billion for the second quarter of 2007 increased 13% compared with the second quarter of 2006.

Asset Management net revenues of $1.06 billion increased 11% compared with the second quarter of 2006, reflecting a 22% increase in management and other fees, partially offset by lower incentive fees. During the quarter, assets under management increased $39 billion to $758 billion, reflecting non-money market net asset inflows of $14 billion in equity and fixed income assets, money market net asset inflows of $4 billion and market appreciation of $21 billion, primarily in equity assets.

Securities Services net revenues of $757 million increased 15% compared with the second quarter of 2006, as our prime brokerage business continued to generate strong results, reflecting significantly higher customer balances in securities lending and margin lending and higher activity levels in Europe.

Operating expenses of $1.31 billion for the second quarter of 2007 increased 20% compared with the second quarter of 2006, primarily due to increased compensation and benefits expenses and higher distribution fees. Pre-tax earnings of $505 million in the second quarter of 2007 decreased 3% compared with the second quarter of 2006.

Six Months Ended May 2007 versus May 2006.  Net revenues in Asset Management and Securities Services of $3.41 billion for the first half of 2007 decreased 5% compared with the same period last year.

Asset Management net revenues of $2.13 billion decreased 13% compared with the same period last year, reflecting significantly lower incentive fees, partially offset by a 26% increase in management and other fees. Incentive fees were $110 million for the first half of 2007 compared with $843 million for the same period last year. During the first half of 2007, assets under management increased 12% to $758 billion, reflecting non-money market net asset inflows of $38 billion, primarily in equity and fixed income assets, money market net asset inflows of $15 billion and market appreciation of $29 billion, primarily in equity assets.

Securities Services net revenues of $1.28 billion increased 12% compared with the same period last year, as our prime brokerage business continued to generate strong results, reflecting significantly higher customer balances in securities lending and margin lending and higher activity levels in Europe during the second quarter of 2007.

Operating expenses of $2.49 billion for the first half of 2007 increased 14% compared with the same period last year, primarily due to increased compensation and benefits expenses and higher distribution fees. Pre-tax earnings of $919 million in the first half of 2007 decreased 34% compared with the same period last year.

Geographic Data

See Note 14 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our net revenues by geographic region.

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements, rating agency guidelines and subsidiary capital requirements. The equity capital we hold may also be influenced by the business environment, conditions in the financial markets and an assessment of potential future losses during an extremely adverse business and market environment. As of May 2007, our total shareholders’ equity was $38.46 billion (consisting of common shareholders’ equity of $35.36 billion and preferred stock of $3.10 billion) compared with total shareholders’ equity of $35.79 billion as of November 2006 (consisting of common shareholders’ equity of $32.69 billion and preferred stock of $3.10 billion). In addition to total shareholders’ equity, we consider the $5.00 billion of junior subordinated debt issued to trusts (see discussion below) part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Regulatory Capital Requirements

Goldman Sachs is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE) and, as such, is subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. Minimum capital adequacy standards are principally driven by the amount of our market risk, credit risk and operational risk as calculated by methodologies approved by the SEC. Eligible sources of regulatory capital include common equity and certain types of preferred stock, debt and hybrid capital instruments, including our junior subordinated debt issued to trusts. The recognition of preferred stock, debt and hybrid capital instruments as regulatory capital is subject to limitations. Goldman Sachs was in compliance with the CSE capital adequacy standards as of May 2007 and November 2006.

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

Subsidiary Capital Requirements

Many of our principal subsidiaries are subject to separate regulation and capital requirements in the United States and/or elsewhere. Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commissions merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, the NYSE, the National Association of Securities Dealers, Inc. and the National Futures Association. Goldman Sachs International, our regulated U.K. broker-dealer, is subject to regulation primarily by the U.K.’s Financial Services Authority. Goldman Sachs Japan Co., Ltd., our regulated Japanese broker-dealer, is subject to regulation by Japan’s Financial Services Agency. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, and other regulators and authorities around the world, such as the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, Banque de France and the Autorité des Marchés Financiers in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Swiss Federal Banking Commission, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore and the China Securities Regulatory Commission. Goldman Sachs Bank USA (GS Bank), a wholly owned industrial bank, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of May 2007 and November 2006, these subsidiaries were in compliance with their local capital requirements.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of May 2007, Group Inc.’s equity investment in subsidiaries was $36.18 billion compared with its total shareholders’ equity of $38.46 billion.

Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed through a combination of derivative contracts and non-U.S. denominated debt. In addition, we generally manage the non-trading exposure to foreign exchange risk that arises from transactions denominated in currencies other than the transacting entity’s functional currency.

See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulated subsidiaries.

Equity Capital Management

Our objective is to maintain a sufficient level and optimize the composition of our equity capital. We manage our capital through repurchases of our common stock and issuances of preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

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

The following table sets forth the level of share repurchases for the three and six months ended May 2007 and May 2006:

	Three Months		Six Months
	Ended May		Ended May
	2007	2006	2007	2006
	(in millions, except per share amounts)

Number of shares repurchased	5.44	6.49	18.41	25.61
Total cost	$1,135	$1,015	$3,823	$3,593
Average cost per share	$208.41	$156.59	$207.60	$140.28

As of May 2007, we were authorized to repurchase up to 34.2 million additional shares of common stock pursuant to our repurchase program. See “— Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

Preferred Stock.  As of May 2007, Goldman Sachs had 124,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:

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

Each share of preferred stock has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at our option at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, our common stock is subject to certain restrictions in the event that we fail to pay or set aside full dividends on our preferred stock for the latest completed dividend period. All series of preferred stock are pari passu and have a preference over our common stock upon liquidation.

Junior Subordinated Debt Issued to Trusts in Connection with Normal Automatic Preferred Enhanced Capital Securities.  In the second quarter of 2007, we issued $1.75 billion of fixed rate junior subordinated debt to Goldman Sachs Capital II and $500 million of floating rate junior subordinated debt to Goldman Sachs Capital III, Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Goldman Sachs. The junior subordinated debt is included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. In connection with the APEX issuance, we entered into stock purchase contracts with Goldman Sachs Capital II and III under which we will be obligated to sell and these entities will be obligated to purchase $2.25 billion of perpetual non-cumulative preferred stock that we will issue in the future. Goldman Sachs Capital II and III are required to remarket the junior subordinated debt in order to fund their purchase of the preferred stock, but in the event that a remarketing is unsuccessful, they will relinquish the subordinated debt to us in exchange for the preferred stock. Because of certain characteristics of the junior subordinated debt (and the associated APEX), including its long-term nature, the future issuance of perpetual non-cumulative preferred stock under the stock purchase contracts, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure, it qualifies as regulatory capital for CSE purposes and is included as part of our equity capital.

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities.  We issued $2.84 billion of junior subordinated debentures in the first quarter of 2004 to Goldman Sachs Capital I (the Trust), a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Goldman Sachs. The junior subordinated debentures are included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. Because of certain characteristics of the junior subordinated debt (and the associated trust preferred securities), including its long-term nature, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the debt in our capital structure, it qualifies as regulatory capital for CSE purposes and is included as part of our equity capital.

Subordinated Debt.  In addition to junior subordinated debt issued to trusts, we had other outstanding subordinated debt of $8.26 billion as of May 2007. Although not part of our shareholders’ equity, subordinated debt may be used to meet a portion of our consolidated capital requirements as a CSE.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of
	May		November
	2007		2006
	($ in millions, except per share amounts)

Total assets	$943,196		$838,201
Adjusted assets (1)	653,861		541,033
Total shareholders’ equity	38,459		35,786
Tangible equity capital (2)	38,540		33,517
Leverage ratio (3)	24.5	x	23.4	x
Adjusted leverage ratio (4)	17.0	x	16.1	x
Debt to equity ratio (5)	3.7	x	3.4	x
Common shareholders’ equity	35,359		32,686
Tangible common shareholders’ equity (6)	30,440		27,667
Book value per common share (7)	$81.30		$72.62
Tangible book value per common share (8)	69.99		61.47

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities borrowed and financial instruments purchased under agreements to resell, at fair value, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio (see footnote 2 below).

The following table sets forth a reconciliation of total assets to adjusted assets:

		As of
		May	November
		2007	2006
		(in millions)

Total assets		$943,196	$838,201
Deduct:	Securities borrowed	(243,835)	(219,342)
	Financial instruments purchased under agreements to resell, at fair value	(69,213)	(82,126)
Add:	Financial instruments sold, but not yet purchased, at fair value	177,202	155,805
	Less derivative liabilities	(70,304)	(65,496)

	Subtotal	106,898	90,309
Deduct:	Cash and securities segregated for regulatory and other purposes	(78,266)	(80,990)
	Goodwill and identifiable intangible assets, excluding power contracts	(4,919)	(5,019)

Adjusted assets		$653,861	$541,033

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

	As of
	May	November
	2007	2006
	(in millions)

Total shareholders’ equity	$38,459	$35,786
Add: Junior subordinated debt issued to trusts	5,000	2,750
Deduct: Goodwill and identifiable intangible assets, excluding power contracts	(4,919)	(5,019)

Tangible equity capital	$38,540	$33,517

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

The following table sets forth a reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

	As of
	May	November
	2007	2006
	(in millions)

Total shareholders’ equity	$38,459	$35,786
Deduct: Preferred stock	(3,100)	(3,100)

Common shareholders’ equity	35,359	32,686
Deduct: Goodwill and identifiable intangible assets, excluding power contracts	(4,919)	(5,019)

Tangible common shareholders’ equity	$30,440	$27,667

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 434.9 million and 450.1 million as of May 2007 and November 2006, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations and Commitments

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of May 2007:

Contractual Obligations
(in millions)

	Remainder	2008-	2010-	2012-
	of 2007	2009	2011	Thereafter	Total

Unsecured long-term borrowings (1)(2)(3)	$—	$30,849	$21,372	$89,263	$141,484
Secured long-term financings (1)(2)(4)	—	2,833	9,308	13,628	25,769
Minimum rental payments	373	853	630	2,261	4,117
Purchase obligations (5)	1,078	947	26	24	2,075

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $13.49 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of May 2007, primarily consisting of hybrid financial instruments.

(4)	These obligations are reported within “Other secured financings” in the condensed consolidated statements of financial condition and include $7.49 billion accounted for at fair value under SFAS No. 155 and SFAS No. 159 as of May 2007.

(5)	Primarily includes construction-related obligations.

As of May 2007, our unsecured long-term borrowings were $141.48 billion and consisted principally of senior borrowings with maturities extending to 2045. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of May 2007, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $4.12 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

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

As of May 2007 and November 2006, we had construction-related obligations of $1.71 billion and $1.63 billion, respectively, including purchase obligations of $846 million and $1.07 billion, respectively, related to the development of wind energy projects by Horizon Wind Energy LLC (see discussion below). Construction-related obligations also include outstanding purchase obligations of $797 million and $500 million as of May 2007 and November 2006, respectively, related to our new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion.

In March 2007, we entered into an agreement to sell our interest in Horizon Wind Energy LLC to Energias de Portugal, S.A., subject to the receipt of regulatory approvals and other closing conditions. The transaction closed during our third quarter of 2007, and depending on the level of our net revenues in such period, the resulting gain may be material to our results of operations.

The following table sets forth our commitments as of May 2007:

Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration
	Remainder	2008-	2010-	2012-
	of 2007	2009	2011	Thereafter	Total

Commitments to extend credit
William Street program	$806	$2,629	$10,167	$7,271	$20,873
Other commercial lending:
Investment-grade	2,423	17,719	4,809	1,782	26,733
Non-investment-grade	9,457	7,996	12,762	41,276	71,491
Warehouse financing	7,876	1,359	—	—	9,235

Total commitments to extend credit	20,562	29,703	27,738	50,329	128,332
Forward starting resale and securities borrowing agreements	20,128	250	—	—	20,378
Forward starting repurchase and securities lending agreements	20,616	—	—	—	20,616
Commitments under letters of credit issued by banks to counterparties	4,852	693	—	163	5,708
Merchant banking commitments	7,729	4,483	1,897	484	14,593
Underwriting commitments	626	—	—	—	626
Other investment commitments	479	95	87	226	887

Total	$74,992	$35,224	$29,722	$51,202	$191,140

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments to extend credit of $128.33 billion as of May 2007 compared with $100.48 billion as of November 2006. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments outside the William Street credit extension program are generally extended in connection with contingent acquisition financing and other types of corporate lending. We may seek to reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.

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

Our commitments to extend credit also include financing for the warehousing of financial assets to be securitized, primarily in connection with collateralized loan obligations, mortgage securitizations and collateralized debt obligations. These financings are expected to be repaid from the proceeds of the related securitizations for which we may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans, commercial and residential mortgages, other loans and mortgage-backed and other asset-backed securities.

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

The following tables set forth the daily VaR:

Average Daily VaR
(in millions)

	Average for the
	Three Months		Six Months
	Ended May		Ended May
Risk Categories	2007	2006	2007	2006

Interest rates	$81	$49	$69	$44
Equity prices	101	83	98	76
Currency rates	20	29	19	24
Commodity prices	24	31	27	31
Diversification effect (1)	(93)	(80)	(83)	(73)

Total	$133	$112	$130	$102

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $133 million for the second quarter of 2007 from $112 million for the second quarter of 2006, primarily due to increased levels of exposure to interest rates and equity prices.

Daily VaR
(in millions)

			Three Months
	As of		Ended
	May	February	May 2007
Risk Categories	2007	2007	High	Low

Interest rates	$68	$90	$106	$68
Equity prices	95	116	121	77
Currency rates	28	13	29	12
Commodity prices	19	37	39	17
Diversification effect (1)	(75)	(102)

Total	$135	$154	$159	$114

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR decreased to $135 million as of May 2007 from $154 million as of February 2007, primarily due to decreased levels of exposure to interest rates, equity prices and commodity prices.

The following chart presents our daily VaR during the last four quarters:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended May 2007:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on one occasion during the quarter ended May 2007.

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

The sensitivity analysis of our investment in the convertible preferred stock of SMFG, net of the economic hedge on a substantial portion of the common stock underlying our investment, is measured by the impact of a decline in the SMFG common stock price. This sensitivity should not be extrapolated to a significant decline in the SMFG common stock price, as the relationship between the fair value of our investment and the SMFG common stock price would be nonlinear due to downside protection on the conversion stock price.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of such events occurring, these measures have not been aggregated:

		10% Sensitivity
Asset		Amount as of	Amount as of
Categories	10% Sensitivity Measure	May 2007	February 2007
		(in millions)

Trading Risk (1)
Equity	Underlying asset value	$709	$512
Debt	Underlying asset value	1,045	782

Non-trading Risk
SMFG	SMFG common stock price	130	133
ICBC	ICBC ordinary share price	205	217
Other Equity	Underlying asset value	591	462
Debt	Underlying asset value	277	222
Real Estate (2)	Underlying asset value	497	455

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to interests in our real estate investment funds.

During the second quarter of 2007, the market risk for equity and debt positions in our trading portfolio increased primarily due to new investments. In our non-trading portfolio, the market risk for other equity positions increased due to an increase in the fair value of the portfolio as well as new investments, while the market risk for debt and real estate positions increased primarily due to new investments.

In addition, as of May 2007, in our bank and insurance subsidiaries we held approximately $11.57 billion of securities, primarily consisting of mortgage-backed, federal agency and investment-grade corporate bonds.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
(in millions)

Assets	As of May 2007
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$3,063	$746	$5,545	$4,953	$10,015	$24,322
Currencies	5,246	2,039	2,907	1,673	707	12,572
Commodities	2,138	2,726	5,910	867	470	12,111
Equities	2,178	1,274	2,171	2,900	511	9,034

Total	$12,625	$6,785	$16,533	$10,393	$11,703	$58,039

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$3,511	$1,340	$5,974	$3,476	$5,369	$19,670
Currencies	6,208	1,242	2,864	456	547	11,317
Commodities	2,728	2,226	4,519	1,079	123	10,675
Equities	3,507	1,891	3,578	4,801	335	14,112

Total	$15,954	$6,699	$16,935	$9,812	$6,374	$55,774

Assets	As of November 2006
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$2,432	$1,706	$5,617	$5,217	$6,201	$21,173
Currencies	5,578	943	3,103	1,669	966	12,259
Commodities	3,892	1,215	5,836	1,258	231	12,432
Equities	1,430	1,134	1,329	2,144	1,235	7,272

Total	$13,332	$4,998	$15,885	$10,288	$8,633	$53,136

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$2,807	$1,242	$6,064	$3,582	$5,138	$18,833
Currencies	6,859	1,290	2,582	494	634	11,859
Commodities	3,078	658	4,253	1,643	273	9,905
Equities	3,235	1,682	2,615	3,239	277	11,048

Total	$15,979	$4,872	$15,514	$8,958	$6,322	$51,645

(1)	Includes credit derivatives.

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

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of May 2007, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

Over-the-Counter Derivative Credit Exposure
($ in millions)

	As of May 2007				As of November 2006
			Exposure	Percentage of	Percentage of
		Collateral	Net of	Total Exposure	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral	Net of Collateral

AAA/Aaa	$6,982	$1,731	$5,251	14%	12%
AA/Aa2	13,529	2,309	11,220	29	29
A/A2	18,178	6,186	11,992	31	29
BBB/Baa2	7,438	2,974	4,464	11	15
BB/Ba2 or lower	10,550	5,400	5,150	13	13
Unrated	1,362	727	635	2	2

Total	$58,039	$19,327	$38,712	100%	100%

(1)	Net of cash received pursuant to credit support agreements of $24.54 billion.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
(in millions)

	As of May 2007
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$660	$431	$1,225	$1,100	$1,835	$5,251
AA/Aa2	2,667	1,131	2,922	2,426	2,074	11,220
A/A2	4,263	2,097	3,078	1,141	1,413	11,992
BBB/Baa2	1,260	612	1,844	207	541	4,464
BB/Ba2 or lower	1,240	510	2,042	899	459	5,150
Unrated	98	66	132	301	38	635

Total	$10,188	$4,847	$11,243	$6,074	$6,360	$38,712

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates (2)	$2,726	$550	$3,809	$2,971	$5,006	$15,062
Currencies	4,023	1,636	2,185	1,048	473	9,365
Commodities	1,888	2,035	3,658	512	469	8,562
Equities	1,551	626	1,591	1,543	412	5,723

Total	$10,188	$4,847	$11,243	$6,074	$6,360	$38,712

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

(2)	Includes credit derivatives.

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

Management has implemented a number of policies according to the following liquidity risk management framework:

•	Excess Liquidity — We maintain substantial excess liquidity to meet a broad range of potential cash outflows in a stressed environment including financing obligations.

•	Asset-Liability Management — We ensure our funding sources are sufficiently long-term in order to withstand a prolonged or severe liquidity-stressed environment without having to rely on asset sales.

•	Conservative Liability Structure — We access funding across a diverse range of markets, products and counterparties, emphasize less credit-sensitive sources of funding and conservatively manage the distribution of funding across our entity structure.

•	Crisis Planning — We base our liquidity and funding management on stress-scenario planning and maintain a crisis plan detailing our response to a liquidity-threatening event.

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

The size of our Global Core Excess is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model identifies and estimates cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured debt and letters of credit;

•	potential buybacks of a portion of our outstanding negotiable unsecured debt;

•	adverse changes in the terms or availability of secured funding;

•	derivatives and other margin and collateral outflows, including those due to market moves;

•	potential cash outflows associated with our prime brokerage business;

•	additional collateral that could be called in the event of a two-notch downgrade in our credit ratings;

•	draws on our unfunded commitments not supported by William Street Funding Corporation (1); and

•	upcoming cash outflows, such as tax and other large payments.

(1)	The Global Core Excess excludes liquid assets of $6.53 billion held separately by William Street Funding Corporation. See “— Contractual Obligations and Commitments” above for a further discussion of the William Street credit extension program.

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Three Months
	Ended	Year Ended
	May 2007	November 2006
	(in millions)

U.S. dollar-denominated	$41,986	$40,862
Non-U.S. dollar-denominated	11,200	10,202

Total Global Core Excess	$53,186	$51,064

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

Asset-Liability Management

We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. We utilize aged inventory limits for certain financial instruments as a disincentive to our businesses to hold inventory over longer periods of time. We believe that these limits provide a complementary mechanism for ensuring appropriate balance sheet liquidity in addition to our standard position limits. Although our balance sheet fluctuates due to seasonal activity, market conventions and periodic market opportunities in certain of our businesses, our total assets and adjusted assets at financial statement dates are not materially different from those occurring within our reporting periods.

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

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments (excluding assets related to consolidated investment funds of $16.29 billion and $6.03 billion as of May 2007 and November 2006, respectively, for which Goldman Sachs is not at risk):

	As of
	May	November
	2007	2006
	(in millions)

Mortgage whole loans and asset-backed securities (1)	$39,865	$41,017
Bank loans (2)	31,435	26,576
High-yield securities	10,775	9,403
Emerging market debt securities	3,258	2,291
SMFG convertible preferred stock	4,528	4,505
ICBC ordinary shares (3)	5,643	5,194
Other corporate principal investments	5,859	3,675
Other private equity and restricted public equity securities	5,834	3,736
Real estate principal investments	1,289	588

(1)	Includes certain mortgage-backed interests held in QSPEs. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our securitization activities.

(2)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(3)	Includes interests of $3.57 billion and $3.28 billion as of May 2007 and November 2006, respectively, held by investment funds managed by Goldman Sachs.

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

Conservative Liability Structure

We seek to structure our liabilities conservatively to reduce refinancing risk and the risk that we may redeem or repurchase certain of our borrowings prior to their contractual maturity. Our conservative liability structure reflects the following policies:

•	We fund a substantial portion of our inventory on a secured basis. We believe secured financing provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to underlying collateral.

•	Our liquidity depends to an important degree on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of May 2007 and November 2006, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, was $60.74 billion and $47.90 billion, respectively. See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

•	We recognize that secured funding transactions have greater refinancing risk when the underlying collateral is more difficult to fund. Consequently, we seek longer maturities for

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

To mitigate refinancing risk, we have created internal guidelines on the principal amount of debt maturing on any one day or during any week or year. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the second quarter of 2013:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

(1)	Our unsecured long-term borrowings include extendible debt if the earliest maturity is one year or greater from our financial statement date. Extendible debt is categorized in the maturity profile at the earliest possible maturity even though the debt can be, and in the past generally has been, extended.

The weighted average maturity of our unsecured long-term borrowings as of May 2007 was approximately eight years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of May 2007, Group Inc. had $20.17 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $22.56 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.27 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $2.62 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer. Group Inc. also had $59.13 billion of unsubordinated loans to these entities as of May 2007, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The following table sets forth our unsecured credit ratings as of May 2007:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)	A (high)	A
Fitch, Inc.	F1+	AA−	A+	A+
Moody’s Investors Service	P-1	Aa3	A1	A2
Standard & Poor’s	A-1+	AA−	A+	A
Rating and Investment Information, Inc.	a-1+	AA	Not Applicable	Not Applicable

As of May 2007, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $598 million would have been required in the event of a one-notch reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of a two-notch downgrade in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Six Months Ended May 2007.  Our cash and cash equivalents increased by $1.72 billion to $8.01 billion at the end of the second quarter of 2007. We raised $48.27 billion in net cash from financing activities, primarily in unsecured borrowings, partially offset by common stock repurchases. We used net cash of $46.55 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

Six Months Ended May 2006.  Our cash and cash equivalents decreased by $2.54 billion to $7.72 billion at the end of the second quarter of 2006. We raised $32.14 billion in net cash from financing activities, primarily in unsecured long-term borrowings, in light of the favorable debt financing environment, partially offset by common stock repurchases. We used net cash of $34.68 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

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

SFAS No. 157 nullifies the guidance included in Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” that prohibited the recognition of a day one gain or loss on derivative contracts (and hybrid financial instruments measured at fair value under SFAS No. 155) where we were unable to verify all of the significant model inputs to observable market data and/or verify the model to market transactions. However, SFAS No. 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.

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

We adopted SFAS No. 157 as of the beginning of 2007. The transition adjustment to beginning retained earnings was a gain of $51 million, net of tax. For the first quarter of 2007, the effect of the nullification of EITF Issue No. 02-3 and the removal of liquidity discounts for actively traded positions was not material. In addition, under SFAS No. 157, gains on principal investments are recorded in the absence of substantial third-party transactions if market evidence is sufficient. In the first quarter of 2007, we recorded approximately $500 million of such gains as a result of adopting SFAS No. 157.

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

SFAS No. 159.  On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through our William Street program;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments;

•	securities held by our bank subsidiary (previously accounted for as available-for-sale); and

•	receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140.

The primary reasons for electing the fair value option are mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations. The transition adjustment to beginning retained earnings related to the adoption of SFAS No. 159 was a loss of $45 million, net of tax, substantially all of which related to applying the fair value option to prepaid physical commodity transactions.

Subsequent to the adoption of SFAS No. 159, we have elected to apply the fair value option to new positions within the above categories and generally to investments where we would otherwise apply the equity method of accounting. In certain cases, we may continue to apply the equity method of accounting to those investments which are strategic in nature or closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee, and/or where cost-benefit considerations are less significant.

SOP No. 07-1 and FIN No. 46-R-7.  In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP No. 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide for Investment Companies (the Guide). Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. In May 2007, the FASB issued FSP FIN No. 46-R-7, “Application of FIN 46-R to Investment Companies,” which amends FIN No. 46-R to make permanent the temporary deferral of the application of FIN No. 46-R to entities within the scope of the revised Guide under SOP No. 07-1. FSP FIN No. 46-R-7 is effective upon adoption of SOP No. 07-1. We are evaluating the impact of adopting SOP No. 07-1 and FSP FIN No. 46-R-7 on our financial condition, results of operations and cash flows.

EITF Issue No. 06-11.  In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. We currently account for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and we expect to adopt the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2009. We are currently evaluating the impact of adopting EITF Issue No. 06-11 on our financial condition, results of operations and cash flows.

Cautionary Statement Pursuant to the Private Securities
Litigation Reform Act of 1995

We have included or incorporated by reference in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “— Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended November 24, 2006 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the firm’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006.

Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “— Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended November 24, 2006.

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

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 24, 2006, as updated by our Quarterly Report on Form 10-Q for the quarter ended February 23, 2007.

IPO Process Matters

By orders dated, April 6 and May 18, 2007, the U.S. Court of Appeals for the Second Circuit denied plaintiffs’ petition for rehearing and rehearing en banc in the appeal challenging class certification of certain lawsuits alleging, among other things, that prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements to “tie” allocations to higher customer brokerage commission rates as well as purchase orders in the aftermarket and that the alleged arrangements resulted in market manipulation. On June 22, 2007, plaintiffs and the issuer defendants informed the district court that they had entered into a stipulation terminating their proposed settlement.

In the lawsuit alleging an antitrust conspiracy to “tie” allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, by a decision dated June 18, 2007, the U.S. Supreme Court reversed the ruling of the U.S. Court of Appeals for the Second Circuit and held that the antitrust claims were impliedly preempted.

World Online Litigation

By a decision dated May 3, 2007, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court dismissing the complaint, holding that certain of the alleged disclosure deficiencies were actionable.

Owens Corning Bondholder Litigation

On April 10, 2007, the district court preliminarily approved the proposed settlement and set a final hearing on the settlement for August 9, 2007.

Specialist Matters

Spear, Leeds & Kellogg Specialists LLC and The Goldman Sachs Group, Inc. are among numerous defendants named in a purported class action brought in June 2007 on behalf of investors in the U.S. District Court for the Southern District of New York alleging violations of the federal antitrust and securities laws, as well as common law, in connection with execution of transactions through the New York Stock Exchange’s SuperDot system. The complaint seeks, among other things, unspecified treble damages.

Mutual Fund Matters

In the putative consolidated class and derivative actions brought by purported shareholders of certain Goldman Sachs mutual funds, plaintiffs’ appeal from the dismissal was deemed withdrawn as of March 30, 2007.

Fannie Mae Litigation

By a decision dated May 8, 2007, the district court granted Goldman, Sachs & Co.’s motion to dismiss.

The Goldman Sachs Group, Inc. was named as a defendant in a purported derivative action commenced on June 29, 2007 in the U.S. District Court for the District of Columbia by a Fannie Mae shareholder on behalf of Fannie Mae. The complaint’s claims against The Goldman Sachs Group, Inc., which are substantively identical to the claims raised in the previous derivative action which had been voluntarily dismissed subject to a tolling agreement, generally allege that the firm’s conduct in connection with the REMIC transactions constituted aiding and abetting a breach of fiduciary duty by certain Fannie Mae officers and directors as well as a breach of contract. The complaint also names as defendants certain former officers and directors of Fannie Mae as well as an outside accounting firm. The complaint seeks, inter alia, unspecified damages.

General American Litigation

On May 14, 2007, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co., moved (i) to dismiss the complaint, and (ii) to drop them as parties from the pre-existing action.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended May 25, 2007.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (2)	Programs (2)

Month #1	3,887,400	$205.13	3,887,400	35,711,556
(February 24, 2007 to March 30, 2007) (1)
Month #2	1,048,400	$213.37	1,048,400	34,663,156
(March 31, 2007 to April 27, 2007)
Month #3	508,257	$223.25	508,257	34,154,899
(April 28, 2007 to May 25, 2007) (1)

Total (1)	5,444,057		5,444,057

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through the date of the earnings release for such quarter.

(2)	On March 21, 2000, we announced that our Board of Directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 220 million shares by resolutions of our Board of Directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005 and September 11, 2006. The repurchase program is intended to maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, share-based awards and exercises of employee stock options, the prevailing market price of our common stock and general market conditions. The total remaining authorization under the repurchase program was 31,776,199 shares as of June 22, 2007; the repurchase program has no set expiration or termination date.

Item 4:	Submission of Matters to a Vote of Security Holders

On March 27, 2007, Group Inc. held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of Lloyd C. Blankfein, Lord Browne of Madingley, John H. Bryan, Gary D. Cohn, Claes Dahlbäck, Stephen Friedman, William W. George, Rajat K. Gupta, James A. Johnson, Lois D. Juliber, Edward M. Liddy, Ruth J. Simmons and Jon Winkelried to the Board of Directors for one-year terms, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as Group Inc.’s independent auditors for the 2007 fiscal year, (iii) a shareholder proposal that Group Inc. prepare a charitable contributions report, (iv) a shareholder proposal that the Board of Directors prepare a sustainability report and (v) a shareholder proposal that Group Inc. no longer grant stock options to employees. The Annual Meeting was reconvened on April 11, 2007 to conclude the voting on the shareholder proposal regarding stock options.

The shareholders elected all thirteen directors and approved the ratification of the appointment of PricewaterhouseCoopers LLP as Group Inc.’s independent auditors for the 2007 fiscal year. The shareholder proposals did not receive the approval of a majority of the outstanding shares of our common stock; as a result, in accordance with our By-Laws, these shareholder proposals were not approved. The number of votes cast for or against and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

				Broker
	For	Against	Abstain	Non-Votes

Election of Directors:
Lloyd C. Blankfein	363,083,662	6,072,884	2,986,482	*
Lord Browne of Madingley (1)	361,221,607	8,060,872	2,860,549	*
John H. Bryan	363,361,963	8,386,711	394,354	*
Gary D. Cohn	367,043,339	2,322,355	2,777,334	*
Claes Dahlbäck	358,313,891	10,977,252	2,851,885	*
Stephen Friedman	346,586,995	22,247,836	3,308,197	*
William W. George	361,958,251	7,362,328	2,822,449	*
Rajat K. Gupta	361,107,503	8,216,807	2,818,718	*
James A. Johnson	359,144,781	10,128,205	2,870,042	*
Lois D. Juliber	361,982,736	7,345,140	2,815,152	*
Edward M. Liddy	361,953,460	7,357,144	2,832,424	*
Ruth J. Simmons	361,944,547	7,389,771	2,808,710	*
Jon Winkelried	366,629,095	2,701,449	2,812,484	*
Ratification of the Appointment of Independent Auditors	364,082,723	4,625,892	3,434,413	*
Shareholder Proposal Regarding a Charitable Contributions Report	18,622,600	239,548,036	39,957,214	74,015,178
Shareholder Proposal Regarding a Sustainability Report	20,289,915	244,416,078	33,421,857	74,015,178
Shareholder Proposal Regarding Stock Options	4,728,074	252,658,305	3,573,763	116,275,829

(1)	As disclosed in Group Inc.’s Current Report on Form 8-K filed on May 10, 2007, Lord Browne of Madingley resigned from Group Inc.’s Board of Directors on May 9, 2007.

*	Not applicable

Item 6:	Exhibits

Exhibits:

3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc.

12.1	Statement re: Computation of ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: July 3, 2007