Form 10-Q
period 2007-08-31
GOLDMAN SACHS GROUP INC/
filed 2007-10-10
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2007

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 28, 2007 there were 397,674,804 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED AUGUST 31, 2007

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006
	(in millions, except per share amounts)

Revenues
Investment banking	$2,145	$1,285	$5,581	$4,276
Trading and principal investments	7,576	4,368	22,891	17,976
Asset management and securities services	1,272	975	3,512	3,545
Interest income	12,810	9,351	34,450	25,430

Total revenues	23,803	15,979	66,434	51,227

Interest expense	11,469	8,395	31,188	22,969

Revenues, net of interest expense	12,334	7,584	35,246	28,258

Operating expenses
Compensation and benefits	5,920	3,530	16,918	13,952

Brokerage, clearing, exchange and distribution fees	795	523	1,984	1,414
Market development	148	117	424	338
Communications and technology	169	141	481	396
Depreciation and amortization	145	126	417	378
Amortization of identifiable intangible assets	53	50	154	128
Occupancy	218	221	632	613
Professional fees	188	135	510	367
Cost of power generation	88	101	253	308
Other expenses	351	278	924	789

Total non-compensation expenses	2,155	1,692	5,779	4,731

Total operating expenses	8,075	5,222	22,697	18,683

Pre-tax earnings	4,259	2,362	12,549	9,575
Provision for taxes	1,405	768	4,165	3,190

Net earnings	2,854	1,594	8,384	6,385
Preferred stock dividends	48	39	143	91

Net earnings applicable to common shareholders	$2,806	$1,555	$8,241	$6,294

Earnings per common share
Basic	$6.54	$3.46	$18.89	$13.92
Diluted	6.13	3.26	17.75	13.12

Dividends declared and paid per common share	$0.35	$0.35	$1.05	$0.95

Average common shares outstanding
Basic	429.0	449.4	436.2	452.1
Diluted	457.4	477.4	464.3	479.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	August	November
	2007	2006
	(in millions, except share and per share amounts)
Assets
Cash and cash equivalents	$12,655	$6,293
Cash and securities segregated for regulatory and other purposes (includes $71,968 and $20,723 at fair value as of August 2007 and November 2006, respectively)	97,677	80,990
Receivables from brokers, dealers and clearing organizations	19,093	13,223
Receivables from customers and counterparties (includes $3,851 at fair value as of August 2007)	116,487	79,790
Collateralized agreements:
Securities borrowed (includes $85,015 at fair value as of August 2007)	267,200	219,342
Financial instruments purchased under agreements to resell (includes $80,494 at fair value as of August 2007)	80,494	82,126

Financial instruments owned, at fair value	379,980	298,563
Financial instruments owned and pledged as collateral, at fair value	48,176	35,998

Total financial instruments owned, at fair value	428,156	334,561
Other assets	24,016	21,876

Total assets	$1,045,778	$838,201

Liabilities and shareholders’ equity
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $47,235 and $10,220 at fair value as of August 2007 and November 2006, respectively)	$66,283	$47,904
Bank deposits	14,086	10,697
Payables to brokers, dealers and clearing organizations	10,085	6,293
Payables to customers and counterparties	266,327	206,884
Collateralized financings:
Securities loaned (includes $3,640 at fair value as of August 2007)	23,759	22,208
Financial instruments sold under agreements to repurchase (includes $160,253 at fair value as of August 2007)	160,253	147,492
Other secured financings (includes $39,615 and $3,300 at fair value as of August 2007 and November 2006, respectively)	74,786	50,424
Financial instruments sold, but not yet purchased, at fair value	196,106	155,805
Other liabilities and accrued expenses	43,903	31,866
Unsecured long-term borrowings (includes $14,471 and $7,250 at fair value as of August 2007 and November 2006, respectively)	151,072	122,842

Total liabilities	1,006,660	802,415

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 shares issued and outstanding as of both August 2007 and November 2006, with liquidation preference of $25,000 per share	3,100	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 614,121,075 and 599,697,200 shares issued as of August 2007 and November 2006, respectively, and 397,550,889 and 412,666,084 shares outstanding as of August 2007 and November 2006, respectively	6	6
Restricted stock units and employee stock options	6,489	6,290
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	21,358	19,731
Retained earnings	35,634	27,868
Accumulated other comprehensive income	30	21
Common stock held in treasury, at cost, par value $0.01 per share; 216,570,186 and 187,031,116 shares as of August 2007 and November 2006, respectively	(27,499)	(21,230)

Total shareholders’ equity	39,118	35,786

Total liabilities and shareholders’ equity	$1,045,778	$838,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	August	November
	2007	2006
	(in millions, except
	per share amounts)

Preferred stock
Balance, beginning of year	$3,100	$1,750
Issued	—	1,350

Balance, end of period	3,100	3,100
Common stock, par value $0.01 per share
Balance, beginning of year	6	6
Issued	—	—

Balance, end of period	6	6
Restricted stock units and employee stock options
Balance, beginning of year	6,290	3,415
Issuance and amortization of restricted stock units and employee stock options	1,567	3,787
Delivery of common stock underlying restricted stock units	(1,288)	(781)
Forfeiture of restricted stock units and employee stock options	(73)	(129)
Exercise of employee stock options	(7)	(2)

Balance, end of period	6,489	6,290
Additional paid-in capital
Balance, beginning of year	19,731	17,159
Issuance of common stock, including proceeds from exercise of employee stock options	1,840	2,432
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(929)	(375)
Stock purchase contract fee related to automatic preferred enhanced capital securities	(20)	—
Preferred stock issuance costs	—	(1)
Excess net tax benefit related to share-based compensation	737	653
Cash settlement of share-based compensation	(1)	(137)

Balance, end of period	21,358	19,731
Retained earnings
Balance, beginning of year, as previously reported	27,868	19,085
Cumulative effect of adjustment from adoption of SFAS No. 157, net of tax	51	—
Cumulative effect of adjustment from adoption of SFAS No. 159, net of tax	(45)	—

Balance, beginning of year, after cumulative effect of adjustments	27,874	19,085
Net earnings	8,384	9,537
Dividends and dividend equivalents declared on common stock and restricted stock units	(481)	(615)
Dividends declared on preferred stock	(143)	(139)

Balance, end of period	35,634	27,868
Accumulated other comprehensive income/(loss)
Balance, beginning of year	21	—
Currency translation adjustment, net of tax	30	45
Minimum pension liability adjustment, net of tax	—	(27)
Net gains/(losses) on cash flow hedges, net of tax	(2)	(7)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(11)	10
Reclassification to retained earnings from adoption of SFAS No. 159, net of tax	(8)	—

Balance, end of period	30	21
Common stock held in treasury, at cost
Balance, beginning of year	(21,230)	(13,413)
Repurchased	(6,272)	(7,817)
Reissued	3	—

Balance, end of period	(27,499)	(21,230)

Total shareholders’ equity	$39,118	$35,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended August
	2007	2006
	(in millions)
Cash flows from operating activities
Net earnings	$8,384	$6,385
Non-cash items included in net earnings
Depreciation and amortization	636	547
Amortization of identifiable intangible assets	200	182
Share-based compensation	1,038	921
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(16,767)	(16,364)
Net receivables from brokers, dealers and clearing organizations	(2,076)	(3,009)
Net payables to customers and counterparties	22,721	14,059
Securities borrowed, net of securities loaned	(46,307)	(15,312)
Financial instruments sold under agreements to repurchase, net of financial instruments purchased under agreements to resell	14,393	(20,233)
Financial instruments owned, at fair value	(92,725)	(31,535)
Financial instruments sold, but not yet purchased, at fair value	39,345	7,136
Other, net	6,929	7,833

Net cash used for operating activities	(64,229)	(49,390)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,483)	(1,785)
Proceeds from sales of property, leasehold improvements and equipment	55	175
Business acquisitions, net of cash acquired	(1,385)	(780)
Proceeds from sales of investments	2,783	1,197
Purchase of available-for-sale securities	(675)	(6,363)
Proceeds from sales of available-for-sale securities	628	4,193

Net cash used for investing activities	(77)	(3,363)
Cash flows from financing activities
Unsecured short-term borrowings, net	12,548	1,331
Other secured financings (short-term), net	9,355	10,146
Proceeds from issuance of other secured financings (long-term)	21,391	9,042
Repayment of other secured financings (long-term), including the current portion	(6,372)	(5,652)
Proceeds from issuance of unsecured long-term borrowings	43,945	38,560
Repayment of unsecured long-term borrowings, including the current portion	(11,785)	(10,080)
Derivative contracts with a financing element, net	3,887	3,195
Bank deposits, net	3,389	7,950
Common stock repurchased	(6,269)	(4,165)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(624)	(543)
Proceeds from issuance of common stock	530	1,200
Proceeds from issuance of preferred stock, net of issuance costs	—	1,349
Excess tax benefit related to share-based compensation	674	349
Cash settlement of share-based compensation	(1)	(127)

Net cash provided by financing activities	70,668	52,555

Net increase/(decrease) in cash and cash equivalents	6,362	(198)

Cash and cash equivalents, beginning of year	6,293	10,261

Cash and cash equivalents, end of period	$12,655	$10,063

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $30.47 billion and $22.56 billion during the nine months ended
August 2007 and August 2006, respectively.

Cash payments for income taxes, net of refunds, were $4.45 billion and $2.85 billion during the nine months ended August 2007 and August 2006, respectively.

Non-cash activities:
The firm assumed $137 million and $352 million of debt in connection with business acquisitions during the nine months ended August 2007 and August 2006, respectively. For the nine months ended August 2007, the firm issued $17 million of common stock in connection with business acquisitions.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006
	(in millions)

Net earnings	$2,854	$1,594	$8,384	$6,385
Currency translation adjustment, net of tax	10	3	30	30
Net gains/(losses) on cash flow hedges, net of tax	—	(10)	(2)	(12)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(3)	9	(11)	(5)

Comprehensive income	$2,861	$1,596	$8,401	$6,398

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

Unless specifically stated otherwise, all references to August 2007 and August 2006 refer to the firm’s fiscal periods ended, or the dates, as the context requires, August 31, 2007 and August 25, 2006, respectively. All references to November 2006, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 24, 2006. All references to 2007, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, November 30, 2007. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Financial Instruments.  “Total financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reflected in the condensed consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in “Trading and principal investments” in the condensed consolidated statements of earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the firm owns (long positions) are marked to bid prices, and instruments that the firm has sold, but not yet purchased (short positions), are marked to offer prices. Fair value measurements are not adjusted for transaction costs.

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

Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. See “— Recent Accounting Developments” for a discussion of the impact of adopting SFAS No. 157.

In determining fair value, the firm separates its “Financial instruments owned, at fair value” and its “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts.

•	Cash Instruments. The firm’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, active listed equities and most money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy. The firm does not adjust the quoted price for such instruments, even in situations where the firm holds a large position and a sale could reasonably impact the quoted price.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, most mortgage products, certain corporate bank and bridge loans, certain loan commitments, less liquid listed equities, state, municipal and provincial obligations, and most physical commodities. Such instruments are generally classified within level 2 of the fair value hierarchy.

Certain cash instruments are classified within level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. Such instruments include certain corporate bank and bridge loans, certain loan commitments, less liquid mortgage whole loans, distressed debt instruments, private equity and real estate fund investments. The transaction price is used as the best estimate of fair value at inception. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within level 2 of the fair value hierarchy.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the firm does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is used as the best estimate of fair value at inception. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the firm updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the firm cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

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

•	Resale and Repurchase Agreements. Financial instruments purchased under agreements to resell and financial instruments sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent collateralized financing transactions. The firm receives financial instruments purchased under agreements to resell, makes delivery of financial instruments sold under agreements to repurchase, monitors the market value of these financial instruments on a daily basis and delivers or obtains additional collateral as appropriate. Resale and repurchase agreements are carried in the condensed consolidated statements of financial condition at fair value as allowed by SFAS No. 159. Prior to the adoption of SFAS No. 159, these transactions were recorded at contractual amounts plus accrued interest. Resale and repurchase agreements are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Resale and repurchase agreements are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned within Securities Services, relating to both customer activities and, to a lesser extent, certain firm financing activities, are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements are generally transacted on-demand, they exhibit little, if any, sensitivity to changes in interest rates. Securities borrowed and loaned within Trading and Principal Investments, which are related to the firm’s matched book and certain firm financing activities, are recorded at fair value as allowed by SFAS No. 159. Prior to the adoption of SFAS No. 159, these transactions were recorded based on the amount of cash collateral advanced or received plus accrued interest. These securities borrowed and loaned transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy.

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. SFAS No. 159 has been adopted for those financings for which the use of fair value would eliminate non-economic volatility in earnings from using different measurement attributes (i.e., assets recorded at fair value with related nonrecourse financings recorded based on the amount of cash received plus accrued interest), primarily transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through the firm’s William Street program. These other secured financing transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest. See Note 3 for further information regarding other secured financings.

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

Power Generation.  Power generation revenues associated with the firm’s consolidated power generation facilities are included in “Trading and principal investments” in the condensed consolidated statements of earnings when power is delivered. These revenues were $112 million and $146 million for the three months ended August 2007 and August 2006, respectively, and $333 million and $436 million for the nine months ended August 2007 and August 2006, respectively. Direct employee costs associated with the firm’s consolidated power generation facilities of $24 million and $20 million for the three months ended August 2007 and August 2006, respectively, and $65 million and $55 million for the nine months ended August 2007 and August 2006, respectively, are included in “Compensation and benefits.” The other direct costs associated with these power generation facilities and related contractual assets are included in “Cost of power generation.”

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

Recent Accounting Developments

FIN No. 48.  In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that the firm determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

amount of benefit to be recognized in the financial statements. The firm will adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. The firm does not expect that the adoption of FIN No. 48 will have a material effect on its financial condition, results of operations or cash flows.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

SFAS No. 159.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

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

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value:

	As of
	August 2007				November 2006
	Assets		Liabilities		Assets		Liabilities
	(in millions)

Corporate and other debt obligations
Mortgage whole loans and asset-backed securities	$55,322	(1)(2)	$211		$41,017	(1)	$253
Investment-grade corporate bonds	21,026		4,711		17,485		4,745
Bank loans	41,243		3,439		28,196		1,154
High-yield securities	14,840		1,915		11,054		2,064
Preferred stock	6,235		312		7,927		118
Other	1,870		151		1,267		241

	140,536		10,739		106,946		8,575
Equities and convertible debentures	113,215		42,330		75,355		30,323
U.S. government, federal agency and sovereign obligations	73,215		58,045		64,383		51,200
Commercial paper, certificates of deposit, time deposits and other money market instruments	9,227	(3)	—		14,723	(3)	—
State, municipal and provincial obligations	3,057		13		3,688		—
Physical commodities	1,881		284		1,923		211
Derivative contracts	87,025	(4)	84,695	(5)	67,543	(4)	65,496	(5)

Total	$428,156		$196,106		$334,561		$155,805

(1)	In addition to holding long positions in mortgage whole loans and mortgage-backed securities, the firm seeks to actively manage its risks related to mortgage instruments through the use of derivative contracts. The firm uses credit default swaps on specific mortgage-backed securities and indices of mortgage-backed securities to adjust its exposure to mortgage instruments and to achieve a desired long or short risk position.

(2)	Includes $10.56 billion of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. The firm distributed to investors the securities that were issued by the securitization vehicles and therefore does not bear economic exposure to the underlying mortgage whole loans.

(3)	Includes $6.06 billion and $6.93 billion as of August 2007 and November 2006, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program (see Note 6 for further information regarding the William Street program).

(4)	Net of cash received pursuant to credit support agreements of $37.04 billion and $24.06 billion as of August 2007 and November 2006, respectively.

(5)	Net of cash paid pursuant to credit support agreements of $17.66 billion and $16.00 billion as of August 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy “Financial instruments owned, at fair value”, “Financial instruments sold, but not yet purchased, at fair value” and financial assets and liabilities accounted for at fair value under SFAS No. 155 and SFAS No. 159 as of August 2007 (see Note 2 for further information on the fair value hierarchy). As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Total financial assets at fair value classified within level 3 were $72.05 billion or 7% of “Total assets” on the condensed consolidated statements of financial condition as of August 2007. This includes $21.12 billion of financial assets at fair value classified within level 3 for which the firm does not bear economic exposure. Excluding assets for which the firm does not bear economic exposure, level 3 assets were 5% of “Total assets” as of August 2007.

	Assets at Fair Value
	As of August 2007
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)

Corporate and other debt obligations	$161		$99,405		$40,970	(6)	$—		$140,536
Equities and convertible debentures	69,918		28,837		14,460		—		113,215
U.S. government, federal agency and sovereign obligations	45,946		26,782		487		—		73,215
Commercial paper, certificates of deposit, time deposits and other money market instruments	5,458		3,579		190		—		9,227
State, municipal and provincial obligations	—		3,013		44		—		3,057
Physical commodities	—		1,829		52		—		1,881

Cash instruments	121,483		163,445		56,203		—		341,131
Derivative contracts	271		113,283		15,845		(42,374	) (7)	87,025

Financial instruments owned, at fair value	121,754		276,728		72,048		(42,374)		428,156
Securities segregated for regulatory and other purposes	23,421	(4)	48,547	(5)	—		—		71,968
Receivables from customers and counterparties (1)	—		3,851		—		—		3,851
Securities borrowed (2)	—		85,015		—		—		85,015
Financial instruments purchased under agreements to resell, at fair value	—		80,494		—		—		80,494

Collateralized agreements	—		165,509		—		—		165,509

Total assets at fair value	$145,175		$494,635		$72,048		$(42,374)		$669,484

Level 3 assets for which the firm does not bear economic exposure (3)					(21,116)

Level 3 assets for which the firm bears economic exposure					$50,932

(1)	Consists of transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.
(2)	Reflects securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.
(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.
(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”
(5)	Consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.
(6)	Includes non-prime residential mortgage whole loans and mortgage-backed securities of $1.82 billion and funded leveraged loans arising from capital market transactions of $6.80 billion. The remainder of the $40.97 billion primarily consists of private corporate mezzanine loans and securities, other bank loans, including portfolios of corporate loans, and loans related to commercial real estate financing.
(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Liabilities at Fair Value
	As of August 2007
				Netting and
	Level 1	Level 2	Level 3	Collateral		Total
	(in millions)

Corporate and other debt obligations	$186	$9,305	$1,248	$—		$10,739
Equities and convertible debentures	41,053	1,275	2	—		42,330
U.S. government, federal agency and sovereign obligations	57,114	916	15	—		58,045
Commercial paper, certificates of deposit, time deposits and other money market instruments	—	—	—	—		—
State, municipal and provincial obligations	—	13	—	—		13
Physical commodities	284	—	—	—		284

Cash instruments	98,637	11,509	1,265	—		111,411
Derivative contracts	253	90,816	16,878	(23,252	) (5)	84,695

Financial instruments sold, but not yet purchased, at fair value	98,890	102,325	18,143	(23,252)		196,106
Securities loaned (1)	—	3,640	—	—		3,640
Financial instruments sold under agreements to repurchase, at fair value	—	160,253	—	—		160,253
Other secured financings (2)	—	39,615	—	—		39,615

Collateralized financings	—	203,508	—	—		203,508
Unsecured short-term borrowings (3)	—	43,954	3,281	—		47,235
Unsecured long-term borrowings (4)	—	13,819	652	—		14,471

Total liabilities at fair value	$98,890	$363,606	$22,076	$(23,252)		$461,320

(1)	Reflects securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(2)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through the firm’s William Street program.

(3)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(4)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(5)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Gains and Losses

The following tables set forth a summary of changes in the fair value of the firm’s level 3 financial assets and liabilities for the three and nine months ended August 2007.

Cash Instruments

As reflected in the table below, the net unrealized loss on level 3 cash instruments was $2.17 billion and $1.23 billion for the three and nine months ended August 2007, respectively, primarily consisting of unrealized losses on non-prime residential mortgage loans and securities as well as non-investment-grade loan commitments. Level 3 cash instruments are frequently hedged with instruments classified in level 1 and level 2, and accordingly, gains or losses that have been reported in level 3 are frequently offset by gains or losses attributable to instruments classified in level 1 or level 2 or by derivative contracts classified in level 3 of the fair value hierarchy.

Derivative Contracts

As reflected in the table below, the net unrealized gain on level 3 derivative contracts was $2.62 billion and $2.81 billion for the three and nine months ended August 2007, respectively.

The level 3 gains and losses on derivative contracts should be considered in the context of the following factors:

•	A derivative contract with level 1 and/or level 2 inputs is classified as a level 3 financial instrument in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2) is still classified as level 3.

•	Gains or losses that have been reported in level 3 resulting from changes in level 1 or level 2 inputs are frequently offset by gains or losses attributable to instruments classified in level 1 or level 2 or by cash instruments reported in level 3 of the fair value hierarchy.

The unrealized gains referenced above principally resulted from changes in level 2 inputs, as opposed to changes in level 3 inputs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Liabilities
	Three Months Ended August 2007
	Cash		Cash		Derivative		Unsecured		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Borrowings
	(in millions)

Balance, beginning of period	$45,141		$(849)		$399		$(5,507)		$(503)
Realized gains/(losses)	251	(1)	7	(2)	313	(2)	(41	) (2)	—
Unrealized gains/(losses) relating to instruments still held at the reporting date	(1,607	) (1)	(558	) (2)	2,624	(2)(3)	92	(2)	69 (2)
Purchases, issuances and settlements	5,682		140		(1,180)		(232)		(250)
Transfers in and/or out of level 3	6,736		(5)		(3,189)		2,407		32

Balance, end of period	$56,203		$(1,265)		$(1,033)		$(3,281)		$(652)

	Level 3 Financial Assets and Liabilities
	Nine Months Ended August 2007
	Cash		Cash		Derivative		Unsecured		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Borrowings
	(in millions)

Balance, beginning of year	$29,905		$(223)		$580		$(3,253)		$(135)
Realized gains/(losses)	1,363	(4)	14	(2)	1,135	(2)	(100	) (2)	1
Unrealized gains/(losses) relating to instruments still held at the reporting date	(662	) (4)	(569	) (2)	2,812	(2)(3)	21	(2)	71 (2)
Purchases, issuances and settlements	18,886		(489)		(3,154)		(985)		(559)
Transfers in and/or out of level 3	6,711		2		(2,406)		1,036		(30)

Balance, end of period	$56,203		$(1,265)		$(1,033)		$(3,281)		$(652)

(1)	The aggregate of $(1.36) billion includes approximately $(1.93) billion and $572 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings.

(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(3)	Principally resulted from changes in level 2 inputs.

(4)	The aggregate of $701 million includes approximately $(789) million and $1.49 billion reported in “Trading and principal investments” and “Interest income,’’ respectively, in the condensed consolidated statements of earnings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of August 2007, the changes in the fair value of receivables (including securities borrowed and resale agreements) for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material. During the three and nine months ended August 2007, the firm recognized gains of $270 million and $269 million, respectively, attributable to the observable impact of the market’s widening of the firm’s own credit spread on liabilities for which the fair value option was elected. The firm calculates the impact of its own credit spread on liabilities carried at fair value by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads. As of August 2007, the difference between the fair value and the aggregate contractual principal amount of both long-term receivables and long-term debt instruments (principal and non-principal protected) for which the fair value option was elected was not material.

The following table sets forth the gains and (losses) included in earnings during the three and nine months ended August 2007 related to financial assets and liabilities for which the firm has elected to apply the fair value option under SFAS No. 155 and SFAS No. 159. The table does not reflect the impact to the firm’s earnings of adopting SFAS No. 159 because a significant amount of these gains and losses would have been recognized under previously issued generally accepted accounting principles. In addition, instruments for which the firm has elected the fair value option are economically hedged with instruments accounted for at fair value under other generally accepted accounting principles that are not reflected in the below table.

	Three Months	Nine Months
	Ended	Ended
	August 2007	August 2007
	(in millions)

Financial instruments owned, at fair value (1)	$(33)	$39
Unsecured short-term borrowings	(51)	(403)
Other secured financings (2)	897	772
Unsecured long-term borrowings	(226)	(957)
Other (3)	11	10

Total (4)	$598	$(539)

(1)	Consists of investments where the firm would otherwise have applied the equity method of accounting as well as securities held in the firm’s bank subsidiary (previously accounted for as available-for-sale).

(2)	Includes gains of $948 million related to financings recorded as a result of certain mortgage securitizations that are accounted for as secured financings rather than sales under SFAS No. 140. The firm distributed to investors the securities that were issued by the securitization vehicles and therefore does not bear economic exposure to the underlying mortgage whole loans. The loans are reflected within the firm’s “Financial instruments owned, at fair value” and the proceeds received from the transfer are reflected as a liability within “Other secured financings.” Changes in the fair value of the loans are equally offset by changes in the fair value of the secured financing.

(3)	Consists of resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments.

(4)	Reported within “Trading and principal investments” within the condensed consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest Income” and “Interest Expense,” for all instruments other than hybrid financial instruments.

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

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the condensed consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the three and nine months ended August 2007 or August 2006. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

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

	As of
	August 2007		November 2006
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$12,176	$13,671	$11,751	$14,335
Swap agreements	40,143	32,297	28,012	22,471
Option contracts	34,706	38,727	27,780	28,690

Total	$87,025	$84,695	$67,543	$65,496

The fair value of derivatives accounted for as qualifying hedges under SFAS No. 133 consisted of $2.13 billion and $2.66 billion in assets as of August 2007 and November 2006, respectively, and $816 million and $551 million in liabilities as of August 2007 and November 2006, respectively.

The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings, had a carrying value of $754 million and $1.13 billion (excluding the debt host contract) as of August 2007 and November 2006, respectively. See Notes 4 and 5 for further information regarding the firm’s unsecured borrowings.

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

During the nine months ended August 2007, the firm securitized $69.75 billion of financial assets ($22.85 billion of residential mortgages, $15.61 billion of commercial mortgages and $31.29 billion of other financial assets, primarily in connection with collateralized debt and loan obligations (CDOs and CLOs)), including $23.94 billion in the firm’s third quarter ($2.86 billion of residential mortgages, $14.25 billion of commercial mortgages and $6.83 billion of other financial assets, primarily in connection with CLOs and CDOs). During the nine months ended August 2006, the firm securitized $78.77 billion of financial assets ($55.20 billion of residential mortgages, $6.99 billion of commercial mortgages and $16.58 billion of other financial assets, primarily in connection with CDOs and CLOs), including $29.12 billion in the firm’s third quarter ($18.63 billion of residential mortgages, $3.09 billion of commercial mortgages and $7.40 billion of other financial assets, primarily in connection with CLOs and CDOs). Cash flows received on retained interests were approximately $183 million and $548 million for the three and nine months ended
August 2007, respectively, and $191 million and $613 million for the three and nine months ended August 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of August 2007 and November 2006, the firm held $4.70 billion and $7.08 billion of retained interests, respectively, including $2.90 billion and $5.18 billion, respectively, held in QSPEs.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of August 2007				As of November 2006
	Type of Retained Interests				Type of Retained Interests
	Mortgage-	CDOs and	Corporate		Mortgage-	CDOs and	Corporate
	Backed	CLOs	Debt (1)		Backed	CLOs	Debt (1)
	($ in millions)

Fair value of retained interests	$2,922	$1,773	$—		$4,013	$1,973	$1,097
Weighted average life (years)	6.6	5.0	—		6.0	7.0	2.2
Constant prepayment rate	15.8%	18.5%	N/A		21.2%	24.5%	N/A
Impact of 10% adverse change	$(66)	$(27)	$—		$(121)	$(2)	$—
Impact of 20% adverse change	(116)	(55)	—		(221)	(6)	—
Anticipated credit losses (2)	4.5%	N/A	N/A		2.0%	N/A	N/A
Impact of 10% adverse change (3)	$(57)	$—	$—		$(81)	$—	$—
Impact of 20% adverse change (3)	(88)	—	—		(155)	—	—
Discount rate	11.2%	14.5%	N/A	%	9.4%	6.9%	3.9%
Impact of 10% adverse change	$(102)	$(68)	$—		$(136)	$(38)	$(9)
Impact of 20% adverse change	(196)	(130)	—		(266)	(74)	(17)

(1)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.

(2)	Anticipated credit losses are computed only on positions for which expected credit loss is a key assumption in the determination of fair value or positions for which expected credit loss is not reflected within the discount rate.

(3)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests approximated $7 billion and $8 billion as of August 2007 and November 2006, respectively.

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

	As of August 2007
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)
CDOs and CLOs (2)	$32,895	$1,729	$—	$12,433	$—	$14,162
Real estate, credit-related and other investing (3)	14,479	—	109	7	2,357	2,473
Municipal bond securitizations	1,508	—	1,508	—	—	1,508
Mortgage-backed and other asset-backed	3,955	1,097	—	—	—	1,097
Power-related	3,249	2	37	—	766	805
Principal-protected notes (4)	5,192	—	—	5,079	—	5,079
Asset repackagings and credit-linked notes	4,262	—	—	1,306	—	1,306

Total	$65,540	$2,828	$1,654	$18,825	$3,123	$26,430

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

	As of August 2007		As of November 2006
		Maximum		Maximum
	VIE	Exposure	VIE	Exposure
	Assets (1)	to Loss (2)	Assets (1)	to Loss (2)
	(in millions)

Real estate, credit-related and other investing	$2,092	$672	$3,077	$1,368
Municipal bond securitizations	1,807	1,807	2,715	2,715
CDOs, mortgage-backed and other asset-backed	492	378	1,537	20
Foreign exchange and commodities	466	493	433	340
Principal-protected notes	1,134	1,111	894	774
Asset repackagings and credit-linked notes	211	1	388	36

Total	$6,202	$4,462	$9,044	$5,253

(1)	Consolidated VIE assets include assets financed on a nonrecourse basis.

(2)	Such amounts do not represent the anticipated losses in connection with these transactions.

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

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of
August 2007 and November 2006, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $844.38 billion and $746.08 billion, respectively, of which the firm delivered or repledged $733.69 billion and $639.87 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Financial instruments owned and pledged to counterparties that have the right to deliver or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $48.18 billion and $36.00 billion as of August 2007 and November 2006, respectively. Financial instruments owned and pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and were $162.75 billion and $134.31 billion as of August 2007 and November 2006, respectively. Other assets (primarily real estate, power generation facilities and related assets, and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $8.04 billion and $5.34 billion as of August 2007 and November 2006, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other secured financings are set forth in the table below:

	As of
	August	November
	2007	2006
	(in millions)

Other secured financings (short-term) (1)(2)	$36,878	$24,290
Other secured financings (long-term):
2008	3,577	5,535
2009	774	877
2010	2,676	1,894
2011	6,099	5,105
2012	2,448	1,928
2013-thereafter	22,334	10,795

Total other secured financings (long-term) (3)(4)	37,908	26,134

Total other secured financings (5)	$74,786	$50,424

(1)	As of August 2007, consists of U.S. dollar-denominated financings of $22.42 billion with a weighted average interest rate of 5.85% and non-U.S. dollar-denominated financings of $14.46 billion with a weighted average interest rate of 1.09%. As of November 2006, consists of U.S. dollar-denominated financings of $14.28 billion with a weighted average interest rate of 5.22% and non-U.S. dollar-denominated financings of $10.01 billion with a weighted average interest rate of 2.00%. The weighted average interest rates as of August 2007 and November 2006 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of August 2007, consists of U.S. dollar-denominated financings of $23.22 billion with a weighted average interest rate of 5.80% and non-U.S. dollar-denominated financings of $14.69 billion with a weighted average interest rate of 4.36%. As of November 2006, consists of U.S. dollar-denominated financings of $16.97 billion with a weighted average interest rate of 5.61% and non-U.S. dollar-denominated financings of $9.16 billion with a weighted average interest rate of 3.81%.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	As of August 2007, $70.06 billion of these financings were collateralized by financial instruments and $4.73 billion by other assets (primarily real estate, power generation facilities and related assets, and cash). As of November 2006, $47.22 billion of these financings were collateralized by financial instruments and $3.20 billion by other assets. Other secured financings include $32.89 billion and $19.79 billion of nonrecourse obligations as of August 2007 and November 2006, respectively.

Note 4.	Unsecured Short-Term Borrowings

The firm obtains unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and hybrid financial instruments. As of August 2007 and November 2006, these borrowings were $66.28 billion and $47.90 billion, respectively. Such amounts include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under SFAS No. 155 or SFAS No. 159. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Unsecured short-term borrowings are set forth below:

	As of
	August	November
	2007	2006
	(in millions)

Promissory notes	$13,439	$13,811
Commercial paper	4,995	1,489
Current portion of unsecured long-term borrowings	19,740	14,115
Hybrid financial instruments	21,331	14,060
Other short-term borrowings	6,778	4,429

Total (1)	$66,283	$47,904

(1)	The weighted average interest rates for these borrowings were 5.20% and 5.13% as of August 2007 and November 2006, respectively. The weighted average interest rates, after giving effect to hedging activities, were 5.31% and 5.16% as of August 2007 and November 2006, respectively. The weighted average interest rates as of August 2007 and
November 2006 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

Note 5.	Unsecured Long-Term Borrowings

The firm obtains unsecured long-term borrowings that consist principally of senior borrowings with maturities extending to 2043. As of August 2007 and November 2006, these borrowings were $151.07 billion and $122.84 billion, respectively.

Unsecured long-term borrowings are set forth below:

	As of
	August	November
	2007	2006
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$47,818	$41,719
Non-U.S. dollar	24,985	22,854
Floating rate obligations (2)
U.S. dollar	47,540	38,342
Non-U.S. dollar	30,729	19,927

Total	$151,072	$122,842

(1)	As of both August 2007 and November 2006, interest rates on U.S. dollar fixed rate obligations ranged from 3.88% to 12.00%. As of August 2007 and November 2006, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.67% to 8.88% and from 0.31% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Unsecured long-term borrowings by maturity date are set forth below:

	As of
	August 2007 (1)(2)			November 2006 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2008	$4,096	$1,883	$5,979	$14,848	$3,038	$17,886
2009	19,941	2,799	22,740	12,398	2,978	15,376
2010	8,034	5,248	13,282	5,034	4,945	9,979
2011	5,835	4,476	10,311	5,675	4,389	10,064
2012	9,896	3,271	13,167	4,500	2,098	6,598
2013-thereafter	47,555	38,038	85,593	37,606	25,333	62,939

Total	$95,357	$55,715	$151,072	$80,061	$42,781	$122,842

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, commodity contracts and equity-linked and indexed contracts, to effectively convert a substantial portion of its unsecured long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the carrying value of unsecured long-term borrowings approximated fair value as of August 2007 and November 2006.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	August 2007		November 2006
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$4,254	6.05%	$1,997	6.13%
Floating rate obligations (1)(2)	146,818	5.81	120,845	5.75

Total	$151,072	5.82	$122,842	5.75

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of August 2007 and November 2006 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated borrowings with outstanding principal of $13.67 billion and $7.51 billion as of August 2007 and November 2006, respectively, as set forth below.

Subordinated Notes.  As of August 2007, the firm had $8.58 billion of subordinated notes outstanding with maturities ranging from 2008 to 2036. The effective weighted average interest rate on these subordinated notes was 5.94%, after giving effect to derivative contracts used to convert fixed

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

rate obligations into floating rate obligations. As of November 2006, the firm had $4.67 billion of subordinated notes outstanding with maturities ranging from 2007 to 2036 and with an effective weighted average interest rate of 6.24%. These notes are junior in right of payment to all of the firm’s senior indebtedness.

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

Commitments

Forward Starting Collateralized Agreements and Financings.  The firm had forward starting resale agreements and securities borrowing agreements of $29.94 billion and $18.29 billion as of August 2007 and November 2006, respectively. The firm had forward starting repurchase agreements and securities lending agreements of $27.17 billion and $17.15 billion as of August 2007 and November 2006, respectively.

Commitments to Extend Credit.  In connection with its lending activities, the firm had outstanding commitments to extend credit of $135.53 billion and $100.48 billion as of August 2007 and November 2006, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value. To the extent that the firm recognizes losses on these commitments, such losses are recorded within the firm’s Trading and Principal Investments segment net of any related underwriting fees.

The following table summarizes the firm’s commitments to extend credit as of August 2007 and November 2006:

	As of
	August	November
	2007	2006
	(in millions)

Commercial lending commitments
Investment-grade	$42,025	$7,604
Non-investment-grade	62,621	57,017
William Street program	22,799	18,831
Warehouse financing	8,081	17,026

Total commitments to extend credit	$135,526	$100,478

•	Commercial lending commitments. The firm extends commercial lending commitments primarily in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm often syndicates all or substantial portions of these commitments, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources. Included within the non-investment-grade amount as of August 2007 was $41.98 billion of exposure to leveraged lending capital market transactions, $8.45 billion related to commercial real estate transactions and $12.19 billion arising from other unfunded credit facilities. Included within the non-investment-grade amount as of November 2006 was $39.68 billion of exposure to leveraged lending capital market transactions, $12.11 billion related to commercial real estate transactions and $5.23 billion arising from other unfunded credit facilities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are primarily extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, and, to a lesser extent, by William Street Credit Corporation, another consolidated wholly owned subsidiary of Group Inc. A significant portion of the commitments extended by Commitment Corp. are supported by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to substantially all of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets to be securitized. These financings are expected to be repaid from the proceeds of the related securitizations for which the firm may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans and commercial mortgages as of August 2007 and residential mortgages and mortgage-backed securities, corporate bank loans and commercial mortgages as of November 2006.

Letters of Credit.  The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $7.95 billion and $5.73 billion as of August 2007 and November 2006, respectively.

Investment Commitments.  In connection with its merchant banking and other investing activities, the firm invests in private equity, real estate and other assets directly and through funds that it raises and manages. In connection with these activities, the firm had commitments to invest up to $18.57 billion and $8.24 billion as of August 2007 and November 2006, respectively, including $11.49 billion and $4.41 billion, respectively, of commitments to invest in funds managed by the firm.

Construction-Related Commitments.  As of August 2007 and November 2006, the firm had construction-related commitments of $812 million and $1.63 billion, respectively, including outstanding commitments of $737 million and $500 million as of August 2007 and November 2006, respectively, related to the firm’s new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion. The firm is partially financing this construction project with tax-exempt Liberty Bonds. The firm borrowed approximately $1.40 billion through the issuance of Liberty Bonds in 2005 and approximately $250 million through the issuance of Liberty Bonds in the third quarter of 2007.

Underwriting Commitments.  As of August 2007 and November 2006, the firm had commitments to purchase $920 million and $2.62 billion, respectively, of securities in connection with its underwriting activities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other.  The firm had other purchase commitments of $555 million and $393 million as of August 2007 and November 2006, respectively.

In September 2007, Cogentrix Energy, Inc. (Cogentrix), a wholly owned subsidiary of the firm, entered into an agreement to sell a majority of its ownership interest in 14 power generation facilities. The transaction is expected to close by the end of the calendar year, subject to the receipt of regulatory approvals and other closing conditions. Depending on the level of the firm’s net revenues in such period, the resulting gain may be material to the firm’s results of operations.

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

(in millions)

Minimum rental payments
Remainder of 2007	$96
2008	435
2009	457
2010	353
2011	296
2012-thereafter	2,231

Total	$3,868

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $10.93 billion and $8.04 billion of contract holder account balances as of August 2007 and November 2006, respectively, for such benefits. The weighted average attained age of these contract holders was 67 years and 70 years as of August 2007 and November 2006, respectively. The net amount at risk, representing guaranteed minimum death benefits in excess of contract holder account balances, was $1.10 billion and $1.27 billion as of August 2007 and November 2006, respectively. See Note 10 for more information on the firm’s insurance liabilities.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of August 2007 and November 2006:

	As of August 2007
	Maximum Payout/Notional Amount by Period of Expiration (1)
	Remainder	2008-	2010-	2012-
	of 2007	2009	2011	Thereafter	Total
	(in millions)

Derivatives (2)	$243,279	$640,477	$483,649	$617,156	$1,984,561
Securities lending indemnifications (3)	24,874	—	—	—	24,874
Performance bonds (4)	1,906	—	—	—	1,906
Other financial guarantees (5)	106	1,592	264	91	2,053

	As of November 2006
	Maximum Payout/Notional Amount by Period of Expiration (1)
		2008-	2010-	2012-
	2007	2009	2011	Thereafter	Total
	(in millions)

Derivatives (2)	$379,256	$428,258	$460,088	$399,449	$1,667,051
Securities lending indemnifications (3)	19,023	—	—	—	19,023
Performance bonds	—	—	—	—	—
Other financial guarantees (5)	592	99	76	86	853

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	The aggregate carrying value of these derivatives as of August 2007 was a liability of $22.36 billion. The aggregate carrying value of these derivatives as of November 2006 was an asset of $1.12 billion, consisting of contracts with an asset value of $11.06 billion and contracts with a liability value of $9.94 billion. The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement. These derivative contracts are risk managed together with derivative contracts that are not considered guarantees under FIN No. 45, and therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $25.64 billion and $19.70 billion as of August 2007 and November 2006, respectively.

(4)	Excludes collateral of $1.91 billion related to these obligations.

(5)	The carrying value of these guarantees was a liability of $107 million and $15 million as of August 2007 and November 2006, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of August 2007 and November 2006.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of August 2007 and November 2006.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.	Shareholders’ Equity

On September 19, 2007, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per common share with respect to the firm’s third quarter of 2007 to be paid on November 26, 2007 to common shareholders of record on October 29, 2007.

During the three and nine months ended August 2007, the firm repurchased 11.2 million and 29.6 million shares of its common stock at a total cost of $2.45 billion and $6.27 billion, respectively. The average price paid per share for repurchased shares was $219.35 and $212.03 for the three and nine months ended August 2007, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 4.7 million of restricted stock units with a total value of $929 million in the first nine months of 2007.

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

As of August 2007, the firm had 124,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:

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

In the second quarter of 2007, the Board authorized 17,500.1 shares of perpetual Non-Cumulative Preferred Stock, Series E and 5,000.1 shares of perpetual Non-Cumulative Preferred Stock, Series F in connection with the APEX issuance (see Note 5 for further information on the APEX issuance). Under the stock purchase contracts, the firm will issue on the relevant stock purchase dates (on or before
June 1, 2013 and September 1, 2013 for Series E and Series F preferred stock, respectively) one share of Series E and Series F preferred stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated notes held by these trusts. When issued, each share of Series E and Series F preferred stock will have a par value of $0.01 and a liquidation preference of

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

$100,000 per share. Dividends on Series E preferred stock, if declared, will be payable semiannually at a fixed annual rate of 5.79% if the stock is issued prior to June 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus .77% and (ii) 4%. Dividends on Series F preferred stock, if declared, will be payable quarterly at a rate per annum equal to three-month LIBOR plus .77% if the stock is issued prior to September 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus .77% and (ii) 4%. The preferred stock may be redeemed at the option of the firm on the stock purchase dates or any day thereafter, subject to the approval of the Securities and Exchange Commission (SEC) and certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

On September 19, 2007, the Board declared a dividend per preferred share of $404.41, $387.50, $404.41 and $399.13 for Series A, Series B, Series C and Series D preferred stock, respectively, to be paid on November 13, 2007 to preferred shareholders of record on October 29, 2007.

The following table sets forth the firm’s accumulated other comprehensive income by type:

	As of
	August		November
	2007		2006
	(in millions)

Currency translation adjustment, net of tax	$59		$29
Minimum pension liability adjustment, net of tax	(38)		(38)
Net gains on cash flow hedges, net of tax	—		2
Net unrealized gains on available-for-sale securities, net of tax	9	(1)	28

Total accumulated other comprehensive income, net of tax	$30		$21

(1)	Consists of net unrealized losses of $6 million on available-for-sale securities held by the firm’s insurance subsidiaries and net unrealized gains of $15 million on available-for-sale securities held by investees accounted for under the equity method.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006
	(in millions, except per share amounts)

Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,806	$1,555	$8,241	$6,294

Denominator for basic EPS — weighted average number of common shares	429.0	449.4	436.2	452.1
Effect of dilutive securities (1)
Restricted stock units	14.4	14.4	13.2	12.9
Stock options	14.0	13.6	14.9	14.7

Dilutive potential common shares	28.4	28.0	28.1	27.6

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	457.4	477.4	464.3	479.7

Basic EPS	$6.54	$3.46	$18.89	$13.92
Diluted EPS	6.13	3.26	17.75	13.12

(1)	There were no anti-dilutive securities during the three and nine months ended August 2007 or August 2006.

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	August	November
	2007	2006
	(in millions)

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	117	136
Equities (1)	2,381	2,381
Principal Investments	—	4
Asset Management and Securities Services
Asset Management (2)	421	421
Securities Services	117	117

Total	$3,161	$3,184

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		August	November
		2007	2006
		(in millions)

Customer lists (1)	Gross carrying amount	$1,064	$1,034
	Accumulated amortization	(339)	(297)

	Net carrying amount	$725	$737

Power contracts (2)	Gross carrying amount	$687	$750
	Accumulated amortization	(126)	(83)

	Net carrying amount	$561	$667

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(202)	(172)

specialist rights	Net carrying amount	$512	$542

Insurance-related	Gross carrying amount	$435	$396
assets (3)	Accumulated amortization	(64)	(34)

	Net carrying amount	$371	$362

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF)	Accumulated amortization	(37)	(33)

specialist rights	Net carrying amount	$101	$105

Other (4)	Gross carrying amount	$321	$335
	Accumulated amortization	(276)	(246)

	Net carrying amount	$45	$89

Total	Gross carrying amount	$3,359	$3,367
	Accumulated amortization	(1,044)	(865)

	Net carrying amount	$2,315	$2,502

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix Energy, Inc. and National Energy & Gas Transmission, Inc. (NEGT). Substantially all of these power contracts have been pledged to counterparties in connection with the firm’s secured financings. The weighted average remaining life of these power contracts is approximately 11 years.

(3)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business. DAC results from commissions paid by the firm to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with the firm and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is seven years as of August 2007.

(4)	Primarily includes marketing and technology-related assets.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 12 years.

Amortization expense associated with identifiable intangible assets was $63 million and $69 million for the three months ended August 2007 and August 2006, respectively, and $200 million and $182 million for the nine months ended August 2007 and August 2006, respectively. Amortization expense associated with the firm’s consolidated power generation facilities is reported within “Cost of power generation” in the condensed consolidated statements of earnings.

The estimated future amortization for existing identifiable intangible assets through 2012 is set forth below:

(in millions)

Remainder of 2007	$66
2008	228
2009	214
2010	203
2011	194
2012	181

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	August	November
	2007	2006
	(in millions)

Property, leasehold improvements and equipment (1)	$8,419	$6,990
Goodwill and identifiable intangible assets (2)	5,476	5,686
Income tax-related assets	3,382	3,427
Equity-method investments (3)	2,531	2,764
Miscellaneous receivables and other	4,208	3,009

Total	$24,016	$21,876

(1)	Net of accumulated depreciation and amortization of $5.64 billion and $5.06 billion as of August 2007 and November 2006, respectively.

(2)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments of $1.68 billion accounted for at fair value under SFAS No. 159 as of August 2007, which are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	August	November
	2007	2006
	(in millions)

Insurance-related liabilities (1)	$10,626	$11,471
Compensation and benefits	13,107	9,165
Minority interest (2)	8,907	2,069
Employee interests in consolidated funds	5,233	2,690
Income tax-related liabilities	1,541	2,639
Accrued expenses and other payables	4,489	3,832

Total	$43,903	$31,866

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	August	November
	2007	2006
	(in millions)

Separate account liabilities	$7,243	$7,957
Liabilities for future benefits and unpaid claims	2,219	2,123
Contract holder account balances	919	1,134
Reserves for guaranteed minimum death and income benefits	245	257

Total insurance-related liabilities	$10,626	$11,471

Separate account liabilities are offset by separate account assets, representing segregated contract holder funds under variable annuity and variable life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.33 billion as of both August 2007 and November 2006, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $759 million and $786 million as of August 2007 and November 2006, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are computed in accordance with AICPA SOP 03-1 and are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $7.58 billion and $619 million related to consolidated investment funds as of August 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Employee Benefit Plans

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

The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006
	(in millions)

U.S. pension
Service cost	$—	$—	$—	$—
Interest cost	5	5	16	15
Expected return on plan assets	(8)	(7)	(24)	(20)
Net amortization	—	2	1	5

Total	$(3)	$—	$(7)	$—

Non-U.S. pension
Service cost	$18	$14	$55	$42
Interest cost	8	6	24	18
Expected return on plan assets	(8)	(7)	(25)	(21)
Net amortization	2	3	7	8

Total	$20	$16	$61	$47

Postretirement
Service cost	$7	$4	$16	$12
Interest cost	7	4	17	13
Net amortization	6	5	14	15

Total	$20	$13	$47	$40

The firm expects to contribute a minimum of $34 million to its pension plans and $7 million to its postretirement plans in 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $2.76 billion and $2.56 billion for the nine months ended August 2007 and August 2006, respectively. As of August 2007 and November 2006, the fees receivable from these funds were $627 million and $362 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $9.84 billion and $3.94 billion as of August 2007 and November 2006, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody and acquisition financing. See Note 6 for the firm’s commitments related to these funds.

Note 13.	Regulation

The firm is regulated by the U.S. Securities and Exchange Commission as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital standards on a consolidated basis. As of August 2007 and November 2006, the firm was in compliance with the CSE capital standards.

The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of August 2007 and November 2006, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of August 2007 and November 2006, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

Goldman Sachs Bank USA (GS Bank), a wholly owned industrial bank, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of August 2007, GS Bank was in compliance with all regulatory capital requirements. Substantially all of the firm’s bank deposits consist of U.S. dollar-denominated savings accounts at GS Bank. Savings accounts at GS Bank have no stated maturity and can be withdrawn upon short notice. The weighted average interest rates for bank deposits were 5.10% and 5.17% as of August 2007 and November 2006, respectively. The carrying value of bank deposits approximated fair value as of August 2007 and November 2006.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries are regulated by the Bermuda Registrar of Companies. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of August 2007 and November 2006.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the U.K.’s Financial Services Authority. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. As of August 2007 and November 2006, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of August 2007 and November 2006, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the		As of or for the
		Three Months		Nine Months
		Ended August		Ended August
		2007	2006	2007	2006
		(in millions)

Investment	Net revenues	$2,145	$1,288	$5,582	$4,285
Banking	Operating expenses	1,291	940	3,831	3,223

	Pre-tax earnings	$854	$348	$1,751	$1,062

	Segment assets	$5,051	$3,060	$5,051	$3,060

Trading and	Net revenues	$8,229	$4,841	$24,295	$18,928
Principal	Operating expenses	5,344	3,320	14,934	12,263

Investments	Pre-tax earnings	$2,885	$1,521	$9,361	$6,665

	Segment assets	$712,236	$547,662	$712,236	$547,662

Asset Management	Net revenues	$1,960	$1,455	$5,369	$5,045
and Securities	Operating expenses	1,405	970	3,895	3,157

Services	Pre-tax earnings	$555	$485	$1,474	$1,888

	Segment assets	$328,491	$247,587	$328,491	$247,587

Total	Net revenues (1)	$12,334	$7,584	$35,246	$28,258
	Operating expenses (2)	8,075	5,222	22,697	18,683

	Pre-tax earnings (3)	$4,259	$2,362	$12,549	$9,575

	Total assets	$1,045,778	$798,309	$1,045,778	$798,309

(1)	Net revenues include net interest as set forth in the table below:

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006
	(in millions)

Investment Banking	$—	$3	$1	$9
Trading and Principal Investments	653	473	1,404	952
Asset Management and Securities Services	688	480	1,857	1,500

Total net interest	$1,341	$956	$3,262	$2,461

(2)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $35 million and $(8) million for the three months ended August 2007 and August 2006, respectively, and $37 million and $40 million for the nine months ended August 2007 and August 2006, respectively, that have not been allocated to the firm’s segments.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006
	(in millions)

Investment Banking	$32	$26	$99	$90
Trading and Principal Investments	208	192	608	526
Asset Management and Securities Services	43	33	129	113

Total depreciation and amortization	$283	$251	$836	$729

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

The following table sets forth the total net revenues of the firm and its consolidated subsidiaries by geographic region allocated on the methodology described above:

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006
	(in millions)

Net revenues
Americas (1)	$5,759	$4,483	$16,918	$15,815
EMEA (2)	3,449	1,957	11,081	7,495
Asia	3,126	1,144	7,247	4,948

Total net revenues	$12,334	$7,584	$35,246	$28,258

(1)	Substantially all relates to U.S. results.

(2)	EMEA (Europe, Middle East and Africa).

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of August 31, 2007, the related condensed consolidated statements of earnings for the three and nine months ended August 31, 2007 and August 25, 2006, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended August 31, 2007, the condensed consolidated statements of cash flows for the nine months ended August 31, 2007 and August 25, 2006, and the condensed consolidated statements of comprehensive income for the three and nine months ended August 31, 2007 and August 25, 2006. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
October 5, 2007

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals.

Our activities are divided into three segments:

•	Investment Banking. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals.

•	Trading and Principal Investments. We facilitate client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals and take proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. In addition, we engage in specialist and market-making activities on equities and options exchanges and clear client transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investing activities, we make principal investments directly and through funds that we raise and manage.

•	Asset Management and Securities Services. We provide investment advisory and financial planning services and offer investment products (primarily through separate accounts and funds) across all major asset classes to a diverse group of institutions and individuals worldwide and provide prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended November 24, 2006. References herein to the Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 24, 2006.

Unless specifically stated otherwise, all references to August 2007 and August 2006 refer to our fiscal periods ended, or the dates, as the context requires, August 31, 2007 and August 25, 2006, respectively. All references to November 2006, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 24, 2006. All references to 2007, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, November 30, 2007.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview

Three Months Ended August 2007 versus August 2006.  Our diluted earnings per common share were $6.13 for the third quarter of 2007 compared with $3.26 for the third quarter of 2006. Annualized return on average tangible common shareholders’ equity (1) was 36.6% and annualized return on average common shareholders’ equity was 31.6% for the third quarter of 2007.

Our results for the third quarter of 2007 reflected strong performance in each of our three segments. Net revenues in Trading and Principal Investments increased compared with the third quarter of 2006, reflecting significantly higher net revenues in both Fixed Income, Currency and Commodities (FICC) and Equities, partially offset by lower net revenues in Principal Investments. In FICC, net revenues were higher in each of its major businesses, particularly in currencies and interest rate products. Net revenues in mortgages were also significantly higher, despite continued deterioration in the market environment. Although we recognized significant losses on our non-prime mortgage loans and securities, these losses were more than offset by gains on short mortgage positions. Credit products included substantial gains from equity investments, including a gain of approximately $900 million related to the disposition of Horizon Wind Energy L.L.C. In addition, credit products included a loss of $1.71 billion ($1.48 billion, net of hedges) related to non-investment grade credit origination activities. Although the mortgage and corporate credit markets were characterized by significantly wider spreads and reduced levels of liquidity, FICC benefited from strong customer-driven activity and favorable market opportunities in certain businesses during the quarter. Net revenues in Equities were more than double the amount of net revenues in the third quarter of 2006. The increase reflected significantly higher net revenues in derivatives, reflecting strength across all regions, as well as in shares, due to higher commission volumes. During the quarter, Equities operated in an environment characterized by strong customer-driven activity and higher volatility.

Investment Banking produced record quarterly net revenues, driven by strong results in Financial Advisory. Net revenues in Financial Advisory were more than double the amount of net revenues in the third quarter of 2006, reflecting significantly higher client activity. Our investment banking transaction backlog decreased during the quarter, but was higher than at the end of 2006. (2)

Net revenues in Asset Management and Securities Services were also higher than the third quarter of 2006. Asset Management net revenues increased, reflecting higher management and other fees. During the quarter, assets under management increased $38 billion or 5% to a record $796 billion, with net inflows of $50 billion. Securities Services net revenues also increased, reflecting continued growth in our prime brokerage business.

Nine Months Ended August 2007 versus August 2006.  Our diluted earnings per common share were $17.75 for the nine months ended August 2007 compared with $13.12 for the same period last year. Annualized return on average tangible common shareholders’ equity (1) was 37.5% and annualized return on average common shareholders’ equity was 32.0% for the nine months ended August 2007.

Our results for the first nine months of 2007 reflected growth in each of our three segments, primarily driven by Trading and Principal Investments and Investment Banking. The increase in Trading and Principal Investments reflected higher net revenues in Equities, FICC and Principal Investments. The increase in Equities reflected significantly higher net revenues in principal strategies, shares and derivatives. During the first nine months of 2007, Equities operated in an environment characterized by strong customer-driven activity, higher volatility and generally higher equity prices. The increase in FICC reflected significantly higher net revenues in credit products, currencies, interest rate products and mortgages, partially offset by lower, but strong net revenues in commodities. During the first nine months of 2007, FICC operated in an environment generally characterized by strong customer-driven activity and favorable market opportunities. However, during the year, the subprime sector of the mortgage market experienced weakness and, during the third quarter, the broader credit markets were characterized by significantly wider spreads and reduced levels of liquidity. The increase in Principal Investments reflected significantly higher gains from corporate and, to a lesser extent, real estate principal investments.

The increase in Investment Banking reflected strong client activity, primarily in Financial Advisory. Net revenues in Asset Management and Securities Services also increased. The results in Securities Services reflected continued strength in our prime brokerage business. Asset Management also produced strong results, but net revenues were essentially unchanged as higher asset management and other fees were offset by significantly lower incentive fees.

Though we generated particularly strong results in the first nine months of 2007, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

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

Business Environment

The global economy continued to grow at a solid pace during our third quarter of fiscal 2007, although the pace appeared to moderate and conditions in the financial markets became more challenging in the latter part of the quarter. Business confidence increased slightly from already high levels at the beginning of our fiscal quarter, but declined towards the end of the quarter in the U.S. and Europe. Consumer confidence decreased from generally high levels during the quarter in most countries. The fixed income environment was characterized by significantly wider spreads and reduced levels of liquidity in the mortgage and corporate credit markets. In addition, after rising in the first half of our fiscal quarter, 10-year yields in the U.S., Europe and Japan declined sharply, ending the quarter lower. Many equity markets experienced high volatility during the quarter. Major markets in the U.S., Europe and Japan fell during the second half of our fiscal quarter and generally ended the quarter lower. However, equity markets in many larger emerging market countries showed resilience with a number of them posting gains for the quarter. In Investment Banking, corporate activity levels in mergers and acquisitions remained strong during the quarter. In addition, equity underwriting activity remained solid, but debt underwriting activity declined sharply, particularly in leveraged finance, during our fiscal quarter.

In the U.S., economic growth showed signs of strengthening at the beginning of our fiscal quarter, driven by higher net exports, but the pace of growth appeared to slow later in the quarter and the housing market continued to weaken. Business confidence declined and, in August, consumer confidence fell sharply, ending the quarter lower. The labor market showed signs of deterioration as unemployment levels increased slightly during the quarter and payroll data showed some signs of weakness. However, inflationary pressures appeared to be contained, as evidenced by measures of core inflation. In response to concerns over liquidity in the financial markets, the U.S. Federal Reserve reduced its discount rate by 50 basis points in August. The federal funds target rate remained unchanged during our fiscal quarter at 5.25%. Long-term bond yields declined, with the 10-year U.S. Treasury note yield ending our quarter down 32 basis points at 4.54%. In the equity markets, the S&P 500 Index and Dow Jones Industrial Average decreased by 3% and 1%, respectively, while the NASDAQ Composite Index ended the quarter 2% higher.

In the Eurozone countries, economic growth continued at a modest pace relative to the first quarter of our fiscal year. Surveys of business activity reflected a slight decrease, albeit from high levels. Unemployment levels declined and inflationary pressures remained contained as evidenced by core inflation measures. The European Central Bank (ECB) increased its main refinancing operations rate by 25 basis points during our fiscal quarter to 4.00%. The ECB also engaged in open market operations to a greater extent than usual in August, in response to liquidity concerns in the financial markets. In the U.K., the pace of economic growth appeared to remain solid during our third quarter. Inflationary pressures, which had been high in the early part of our fiscal year, showed signs of easing toward the end of the quarter. The Bank of England raised its official bank rate by 25 basis points to 5.75%. Equity markets in both the U.K. and continental Europe declined during our fiscal quarter and long-term bond yields ended the quarter slightly lower.

In Japan, real gross domestic product growth continued to decelerate during our fiscal quarter. Although household income rose moderately and unemployment levels decreased, measures of consumption and activity in the housing sector declined during the quarter. Consumer prices were essentially unchanged from our prior quarter. The Bank of Japan left its target overnight call rate unchanged at 0.50% during the quarter. The yield on 10-year Japanese government bonds rose during the first half of our fiscal quarter, but ended the quarter lower. The Nikkei 225 Index ended the quarter 5% lower.

In China, economic growth remained strong driven primarily by continued strength in net exports and signs of an improvement in consumption. The People’s Bank of China raised its one-year benchmark lending rate by 45 basis points during our fiscal quarter to 7.02% and also raised its reserve requirement ratio by 100 basis points. The Shanghai Composite Index posted another sharp increase, ending our fiscal quarter 25% higher. Elsewhere in Asia, equity markets generally ended the quarter higher.

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

In determining fair value, we separate our “Financial instruments, owned at fair value” and “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Financial Instruments by Category
(in millions)

	As of August 2007			As of November 2006
			Financial			Financial
	Financial		Instruments Sold,	Financial		Instruments Sold,
	Instruments		but not Yet	Instruments		but not Yet
	Owned, at		Purchased, at	Owned, at		Purchased, at
	Fair Value		Fair Value	Fair Value		Fair Value

Cash trading instruments	$304,823		$108,723	$247,031		$87,244
SMFG (1)	3,690		2,688 (6)	4,505		3,065 (6)
ICBC	6,281	(2)	—	5,194	(2)	—
Other principal investments	9,232	(3)	—	4,263	(3)	—

Principal investments	19,203		2,688	13,962		3,065

Cash instruments	324,026		111,411	260,993		90,309
Exchange-traded	17,379		16,644	14,407		13,851
Over-the-counter	69,646		68,051	53,136		51,645

Derivative contracts	87,025	(4)	84,695 (7)	67,543	(4)	65,496 (7)

Total	$411,051	(5)	$196,106	$328,536	(5)	$155,805

(1)	The fair value of our Japanese yen-denominated investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG) includes the effect of foreign exchange revaluation, for which we maintain an economic currency hedge.

(2)	Includes interests of $3.97 billion and $3.28 billion as of August 2007 and November 2006, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(3)	The following table sets forth the principal investments (in addition to our investments in SMFG and ICBC) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of August 2007			As of November 2006
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)			(in millions)

Private	$5,627	$1,695	$7,322	$2,741	$555	$3,296
Public	1,863	47	1,910	934	33	967

Total	$7,490	$1,742	$9,232	$3,675	$588	$4,263

(4)	Net of cash received pursuant to credit support agreements of $37.04 billion and $24.06 billion as of August 2007 and November 2006, respectively.

(5)	Excludes assets related to consolidated investment funds of $17.11 billion and $6.03 billion as of August 2007 and November 2006, respectively, for which Goldman Sachs does not bear economic exposure.

(6)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(7)	Net of cash paid pursuant to credit support agreements of $17.66 billion and $16.00 billion as of August 2007 and November 2006, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, active listed equities and most money market securities.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, most mortgage products, certain corporate bank and bridge loans, certain loan commitments, less liquid listed equities, state, municipal and provincial obligations, and most physical commodities.

Certain cash trading instruments trade infrequently and therefore have little or no price transparency. Such instruments include certain corporate bank and bridge loans, certain loan commitments, less liquid mortgage whole loans, distressed debt instruments, private equity and real estate fund investments. The transaction price is used as the best estimate of fair value at inception. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

Our two most significant public principal investments are our investment in the convertible preferred stock of SMFG and our investment in the ordinary shares of ICBC.

Our investment in SMFG is valued using a model that is principally based on SMFG’s common stock price. As of August 2007, the conversion price of our SMFG convertible preferred stock into shares of SMFG common stock was ¥318,800. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,100). As a result of downside protection on the conversion stock price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price would be nonlinear for a significant decline in the SMFG common stock price. As of August 2007, we had hedged approximately 70% of the common stock underlying our investment in SMFG and there were no restrictions on our ability to hedge the remainder.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market clearing transactions, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Where we do not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is used as the best estimate of fair value at inception. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to initial recognition, we only update valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other evidence such as empirical market data. In circumstances where we cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See “— Derivatives” below for further information on our OTC derivatives.

When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Other Financial Assets and Financial Liabilities.  In addition to “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” we have elected to account for certain of our other financial assets and financial liabilities at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Such financial assets and financial liabilities include (i) certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments; (ii) certain other secured financings (primarily transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through our William Street program); (iii) certain unsecured long-term borrowings, including prepaid physical commodity transactions; (iv) resale and repurchase agreements; (v) securities borrowed and securities loaned within Trading and Principal Investments, consisting of our matched book activities and certain firm financing activities; (vi) securities held by Goldman Sachs Bank USA (previously accounted for as available-for-sale); (vii) certain receivables from customers and counterparties (transfers accounted for as secured loans rather than purchases under SFAS No. 140); and (viii) in general, investments acquired after the adoption of SFAS No. 159 where we have significant influence over the investee and would otherwise apply the equity method of accounting. See “— Recent Accounting Developments” below for a discussion of the impact of adopting SFAS No. 159.

Controls Over Valuation of Financial Instruments.  A control infrastructure, independent of the trading and investing functions, is fundamental to ensuring that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable.

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading functions, is responsible for the oversight of control and valuation policies and for reporting the results of these policies to our Audit Committee. We seek to maintain the necessary resources to ensure that control functions are performed to the highest standards. We employ procedures for the approval of new transaction types and markets, price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. These procedures are performed by personnel independent of the revenue-producing units. For trading and principal investments where prices or valuations that require inputs are less observable, we employ, where possible, procedures that include comparisons with similar observable positions, analysis of actual to projected cash flows, comparisons with subsequent sales and discussions with senior business leaders. See “— Market Risk” below for a further discussion of how we manage the risks inherent in our trading and principal investing businesses.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	August	November
	2007	2006

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	117	136
Equities (1)	2,381	2,381
Principal Investments	—	4
Asset Management and Securities Services
Asset Management (2)	421	421
Securities Services	117	117

Total	$3,161	$3,184

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of August 2007		As of November 2006
		Range of Estimated
		Remaining Useful
	Carrying	Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$725	4 - 18	$737
Power contracts (2)	561	1 - 20	667
New York Stock Exchange (NYSE) specialist rights	512	14	542
Insurance-related assets (3)	371	7	362
Exchange-traded fund (ETF) specialist rights	101	20	105
Other (4)	45	1 - 5	89

Total	$2,315		$2,502

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily relates to above-market power contracts of consolidated power generation facilities related to Cogentrix and NEGT. Substantially all of these power contracts have been pledged to counterparties in connection with our secured financings.

(3)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of the variable annuity and variable life insurance business. DAC results from commissions paid by Goldman Sachs to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with us and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven-year useful life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend for approximately 30 years).

(4)	Primarily includes marketing and technology-related assets.

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

During the second quarter, as a result of the weakening of our operating results in our NYSE specialist business, we tested our NYSE specialist rights for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an impairment loss is recognized if the carrying amount of the NYSE specialist rights exceeds the sum of the projected undiscounted cash flows of the business over the estimated remaining useful life of the NYSE specialist rights. The projected undiscounted cash flows of the business exceeded the carrying amount of the NYSE specialist rights, and accordingly, we did not record an impairment loss.

Two assumptions were critical to our conclusion that there was no impairment of our NYSE specialist rights under SFAS No. 144. First, we believe the NYSE is committed to specialists having an important role in the NYSE Hybrid Market Model and therefore expect that the NYSE will promptly approach the U.S. Securities and Exchange Commission (SEC) to secure rule changes and implement technological improvements to support the floor-based market model by which it differentiates itself from its purely electronic exchange competitors. Second, we have assumed that stock price volatility, which has been low by historical standards over the past year, will revert towards historic average levels over the remaining useful life of our NYSE specialist rights.

During the third quarter, certain beneficial rule changes were enacted or announced by the NYSE and stock price volatility increased towards the end of the quarter. We will continue to evaluate the impact of these two developments on our specialist business.

There can be no assurance that either of the two assumptions described above will result in sufficient projected undiscounted cash flows that will avoid future impairment of our NYSE specialist rights. As of August 31, 2007, the carrying value of our NYSE specialist rights was $512 million. To the extent that there were to be an impairment in the future, it could lead to a significant reduction in the carrying value of our NYSE specialist rights.

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

A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 48.0% for the first nine months of 2007 compared with 49.4% for the same period last year.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “— Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended May 25, 2007 and February 23, 2007 and in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006

Net revenues	$12,334	$7,584	$35,246	$28,258
Pre-tax earnings	4,259	2,362	12,549	9,575
Net earnings	2,854	1,594	8,384	6,385
Net earnings applicable to common shareholders	2,806	1,555	8,241	6,294
Diluted earnings per common share	6.13	3.26	17.75	13.12
Annualized return on average common shareholders’ equity (1)	31.6%	20.9%	32.0%	29.6%
Annualized return on average tangible common shareholders’ equity (2)	36.6%	25.2%	37.5%	36.0%

(1)	Return on average common shareholders’ equity (ROE) is computed by dividing net earnings (or annualized net earnings for annualized ROE) applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. Identifiable intangible assets associated with power contracts are not deducted from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

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

The following table sets forth a reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006
	(in millions)

Total shareholders’ equity	$38,667	$32,618	$37,384	$30,498
Preferred stock	(3,100)	(2,850)	(3,100)	(2,190)

Common shareholders’ equity	35,567	29,768	34,284	28,308
Goodwill and identifiable intangible assets, excluding power contracts	(4,926)	(5,094)	(4,956)	(4,995)

Tangible common shareholders’ equity	$30,641	$24,674	$29,328	$23,313

Net Revenues

Three Months Ended August 2007 versus August 2006.  Our net revenues were $12.33 billion for the third quarter of 2007, an increase of 63% compared with the third quarter of 2006, reflecting strong performance in each of our three segments. Net revenues in Trading and Principal Investments increased compared with the third quarter of 2006, reflecting significantly higher net revenues in both FICC and Equities, partially offset by lower net revenues in Principal Investments. In FICC, net revenues were higher in each of its major businesses, particularly in currencies and interest rate products. Net revenues in mortgages were also significantly higher, despite continued deterioration in the market environment. Although we recognized significant losses on our non-prime mortgage loans and securities, these losses were more than offset by gains on short mortgage positions. Credit products included substantial gains from equity investments, including a gain of approximately $900 million related to the disposition of Horizon Wind Energy L.L.C. In addition, credit products included a loss of $1.71 billion ($1.48 billion, net of hedges) related to non-investment grade credit origination activities. Although the mortgage and corporate credit markets were characterized by significantly wider spreads and reduced levels of liquidity, FICC benefited from strong customer-driven activity and favorable market opportunities in certain businesses during the quarter. Net revenues in Equities were more than double the amount of net revenues in the third quarter of 2006. The increase reflected significantly higher net revenues in derivatives, reflecting strength across all regions, as well as in shares, due to higher commission volumes. During the quarter, Equities operated in an environment characterized by strong customer-driven activity and higher volatility.

Investment Banking produced record quarterly net revenues, driven by strong results in Financial Advisory. Net revenues in Financial Advisory were more than double the amount of net revenues in the third quarter of 2006, reflecting significantly higher client activity.

Net revenues in Asset Management and Securities Services were also higher than the third quarter of 2006. Asset Management net revenues increased, reflecting higher management and other fees. During the quarter, assets under management increased $38 billion or 5% to a record $796 billion, with net inflows of $50 billion. Securities Services net revenues also increased, reflecting continued growth in our prime brokerage business.

Nine Months Ended August 2007 versus August 2006.  Our net revenues were $35.25 billion for the nine months ended August 2007, an increase of 25% compared with the same period last year, reflecting growth in each of our three segments, primarily driven by Trading and Principal Investments and Investment Banking. The increase in Trading and Principal Investments reflected higher net revenues in Equities, FICC and Principal Investments. The increase in Equities reflected significantly higher net revenues in principal strategies, shares and derivatives. During the first nine months of 2007, Equities operated in an environment characterized by strong customer-driven activity, higher volatility and generally higher equity prices. The increase in FICC reflected significantly higher net revenues in credit products, currencies, interest rate products and mortgages, partially offset by lower, but strong net revenues in commodities. During the first nine months of 2007, FICC operated in an environment generally characterized by strong customer-driven activity and favorable market opportunities. However, during the year, the subprime sector of the mortgage market experienced weakness and, during the third quarter, the broader credit markets were characterized by significantly wider spreads and reduced levels of liquidity. The increase in Principal Investments reflected significantly higher gains from corporate and, to a lesser extent, real estate principal investments.

The increase in Investment Banking reflected strong client activity, primarily in Financial Advisory. Net revenues in Asset Management and Securities Services also increased. The results in Securities Services reflected continued strength in our prime brokerage business. Asset Management also produced strong results, but net revenues were essentially unchanged as higher asset management and other fees were offset by significantly lower incentive fees.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses which are significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. During the first nine months of 2007, our ratio of compensation and benefits to net revenues was 48.0% compared with 49.4% for the same period last year. See “— Use of Estimates” above for more information on our ratio of compensation and benefits to net revenues.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
($ in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006

Compensation and benefits (1)	$5,920	$3,530	$16,918	$13,952

Brokerage, clearing, exchange and distribution fees	795	523	1,984	1,414
Market development	148	117	424	338
Communications and technology	169	141	481	396
Depreciation and amortization	145	126	417	378
Amortization of identifiable intangible assets	53	50	154	128
Occupancy	218	221	632	613
Professional fees	188	135	510	367
Cost of power generation	88	101	253	308
Other expenses	351	278	924	789

Total non-compensation expenses	2,155	1,692	5,779	4,731

Total operating expenses	$8,075	$5,222	$22,697	$18,683

Employees at period end (2)	29,905	25,647

(1)	Compensation and benefits includes $40 million and $83 million for the three months ended August 2007 and August 2006, respectively, and $125 million and $196 million for the nine months ended August 2007 and August 2006, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Excludes 4,904 and 9,901 employees as of August 2007 and August 2006, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
(in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006

Non-compensation expenses of consolidated investments (1)	$101	$153	$289	$371
Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees	795	523	1,984	1,414
Market development	146	108	418	313
Communications and technology	168	139	479	391
Depreciation and amortization	128	103	367	325
Amortization of identifiable intangible assets	52	48	150	126
Occupancy	200	188	581	528
Professional fees	188	132	508	358
Cost of power generation	88	101	253	308
Other expenses	289	197	750	597

Subtotal	2,054	1,539	5,490	4,360

Total non-compensation expenses, as reported	$2,155	$1,692	$5,779	$4,731

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as hotels, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

Three Months Ended August 2007 versus August 2006.  Operating expenses of $8.08 billion were 55% higher than the third quarter of 2006. Compensation and benefits expenses of $5.92 billion increased 68%, primarily reflecting the impact of higher net revenues. The ratio of compensation and benefits to net revenues was 48.0% for the third quarter of 2007 compared with 46.5% for the third quarter of 2006. Employment levels increased 7% during the third quarter of 2007.

Non-compensation expenses were $2.16 billion, 27% higher than the third quarter of 2006. The increase was primarily attributable to continued geographic expansion and the impact of higher levels of business activity. The majority of this increase was in brokerage, clearing, exchange and distribution fees, which principally reflected higher transaction volumes in Equities. Other expenses also increased and included provisions for litigation and regulatory proceedings of $35 million.

Nine Months Ended August 2007 versus August 2006.  Operating expenses of $22.70 billion for the first nine months of 2007 increased 21% compared with the same period last year. Compensation and benefits expenses of $16.92 billion increased 21% compared with the same period last year, reflecting higher net revenues, partially offset by a lower ratio of compensation and benefits to net revenues. The ratio of compensation and benefits to net revenues was 48.0% for the first nine months of 2007 compared with 49.4% for the same period last year. Employment levels rose 13% for the first nine months of 2007.

Non-compensation expenses were $5.78 billion, 22% higher than the same period last year. The increase was primarily attributable to continued geographic expansion and the impact of higher levels of business activity. The majority of this increase was in brokerage, clearing, exchange and distribution fees, which principally reflected higher transaction volumes in Equities. In addition, professional fees and other expenses were also higher due to increased levels of business activity.

Provision for Taxes

The provision for taxes for the three and nine months ended August 2007 was $1.41 billion and $4.17 billion, respectively. The effective income tax rate for the first nine months of 2007 was 33.2%, essentially unchanged from 33.3% for the first half of 2007 and down from 34.5% for fiscal year 2006. The decrease in the effective tax rate from fiscal year 2006 was primarily due to changes in the geographic earnings mix and an increase in tax credits.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months		Nine Months
		Ended August		Ended August
		2007	2006	2007	2006

Investment	Net revenues	$2,145	$1,288	$5,582	$4,285
Banking	Operating expenses	1,291	940	3,831	3,223

	Pre-tax earnings	$854	$348	$1,751	$1,062

Trading and Principal	Net revenues	$8,229	$4,841	$24,295	$18,928
Investments	Operating expenses	5,344	3,320	14,934	12,263

	Pre-tax earnings	$2,885	$1,521	$9,361	$6,665

Asset Management and	Net revenues	$1,960	$1,455	$5,369	$5,045
Securities Services	Operating expenses	1,405	970	3,895	3,157

	Pre-tax earnings	$555	$485	$1,474	$1,888

Total	Net revenues	$12,334	$7,584	$35,246	$28,258
	Operating expenses (1)	8,075	5,222	22,697	18,683

	Pre-tax earnings	$4,259	$2,362	$12,549	$9,575

(1)	Includes net provisions for a number of litigation and regulatory proceedings of $35 million and $(8) million for the three months ended August 2007 and August 2006, respectively, and $37 million and $40 million for the nine months ended August 2007 and August 2006, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006

Financial Advisory	$1,412	$609	$2,982	$1,953

Equity underwriting	355	270	979	1,035
Debt underwriting	378	409	1,621	1,297

Total Underwriting	733	679	2,600	2,332

Total net revenues	2,145	1,288	5,582	4,285
Operating expenses	1,291	940	3,831	3,223

Pre-tax earnings	$854	$348	$1,751	$1,062

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006

Announced mergers and acquisitions	$395	$185	$1,265	$829
Completed mergers and acquisitions	313	198	889	691
Equity and equity-related offerings (2)	15	12	49	60
Debt offerings (3)	66	73	241	237

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended August 2007 versus August 2006.  Net revenues in Investment Banking of $2.15 billion for the third quarter of 2007 increased 67% compared with the third quarter of 2006, as mergers and acquisitions activity remained strong. Net revenues in Financial Advisory of $1.41 billion were more than double the amount of net revenues in the third quarter of 2006, reflecting significantly higher client activity. Net revenues in our Underwriting business of $733 million increased 8% compared with the third quarter of 2006, due to higher net revenues in equity underwriting, primarily reflecting an increase in industry-wide equity and equity-related offerings, partially offset by lower net revenues in debt underwriting, as the financing environment became less favorable. The decrease in debt underwriting reflected lower net revenues in leveraged finance. Our investment banking transaction backlog decreased during the quarter, but was higher than at the end of 2006. (1)

Operating expenses of $1.29 billion for the third quarter of 2007 increased 37% compared with the third quarter of 2006, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings were $854 million in the third quarter of 2007 compared with $348 million in the third quarter of 2006.

Nine Months Ended August 2007 versus August 2006.  Net revenues in Investment Banking of $5.58 billion for the nine months ended August 2007 increased 30% compared with the same period last year, as mergers and acquisition activity strengthened. Net revenues in Financial Advisory of $2.98 billion increased 53% compared with the first nine months of 2006, primarily reflecting growth in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $2.60 billion increased 11% compared with the same period last year, due to higher net revenues in debt underwriting, particularly in leveraged finance, partially offset by lower net revenues in equity underwriting.

Operating expenses of $3.83 billion for the nine months ended August 2007 increased 19% compared with the same period last year, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Pre-tax earnings of $1.75 billion for the nine months ended August 2007 increased 65% compared with the same period last year.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006

FICC	$4,889	$2,860	$12,861	$11,158

Equities trading	1,799	707	5,377	3,730
Equities commissions	1,330	844	3,336	2,622

Total Equities	3,129	1,551	8,713	6,352

SMFG	(261)	261	(164)	605
ICBC	230	(8)	332	(12)

Gross gains	583	269	2,659	1,003
Gross losses	(435)	(127)	(479)	(377)

Net other corporate and real estate investments	148	142	2,180	626
Overrides	94	35	373	199

Total Principal Investments	211	430	2,721	1,418

Total net revenues	8,229	4,841	24,295	18,928
Operating expenses	5,344	3,320	14,934	12,263

Pre-tax earnings	$2,885	$1,521	$9,361	$6,665

Three Months Ended August 2007 versus August 2006.  Net revenues in Trading and Principal Investments of $8.23 billion for the third quarter of 2007 increased 70% compared with the third quarter of 2006.

Net revenues in FICC of $4.89 billion increased 71% compared with the third quarter of 2006, reflecting significantly higher net revenues in currencies and interest rate products. Net revenues in mortgages were also significantly higher, despite continued deterioration in the market environment. Significant losses on non-prime mortgage loans and securities were more than offset by gains on short mortgage positions. In addition, net revenues in both commodities and credit products were higher compared with the third quarter of 2006. Credit products included substantial gains from equity investments, including a gain of approximately $900 million related to the disposition of Horizon Wind Energy L.L.C. In addition, credit products included a loss of $1.71 billion ($1.48 billion, net of hedges) related to non-investment grade credit origination activities. Although the mortgage and corporate credit markets were characterized by significantly wider spreads and reduced levels of liquidity, FICC benefited from strong customer-driven activity and favorable market opportunities in certain businesses during the quarter.

Net revenues in Equities of $3.13 billion were more than double the amount of net revenues in the third quarter of 2006. Net revenues were significantly higher in derivatives, reflecting strength across all regions, as well as in shares due to higher commission volumes. In addition, net revenues in principal strategies increased compared with the third quarter of 2006. Equities also included a gain on our investment in the GS Global Equity Opportunities fund. During the quarter, Equities operated in an environment characterized by strong customer-driven activity and higher volatility.

Principal Investments recorded net revenues of $211 million, reflecting gains and overrides from real estate principal investments. Results in Principal Investments included a $230 million gain related to our investment in the ordinary shares of ICBC and a $261 million loss related to our investment in the convertible preferred stock of SMFG.

Operating expenses of $5.34 billion for the third quarter of 2007 increased 61% compared with the third quarter of 2006, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Non-compensation expenses also increased due to continued geographic expansion and the impact of higher levels of business activity. The majority of this increase was in brokerage, clearing, exchange and distribution fees, which principally reflected higher transaction volumes in Equities. Pre-tax earnings of $2.89 billion in the third quarter of 2007 increased 90% compared with the third quarter of 2006.

Nine Months Ended August 2007 versus August 2006.  Net revenues in Trading and Principal Investments of $24.30 billion for the first nine months of 2007 increased 28% compared with the first nine months of 2006.

Net revenues in FICC of $12.86 billion increased 15% compared with the first nine months of 2006, reflecting significantly higher net revenues in credit products, currencies and interest rate products. Credit products included substantial gains from equity investments, including a gain of approximately $900 million related to the disposition of Horizon Wind Energy L.L.C. In addition, credit products included a loss of $1.71 billion ($1.48 billion, net of hedges) in the third quarter of 2007 related to non-investment grade credit origination activities. Net revenues in mortgages also increased significantly, despite weakness in the subprime sector of the mortgage market. Net revenues in commodities were strong but lower compared with the same period last year. This decrease was primarily attributable to a $700 million gain in the second quarter of 2006 related to the sale of East Coast Power, L.L.C. During the first nine months of 2007, FICC operated in an environment generally characterized by strong customer-driven activity and favorable market opportunities. However, during the year, the subprime sector of the mortgage market experienced weakness and, during the third quarter, the broader credit markets were characterized by wider spreads and reduced levels of liquidity.

Net revenues in Equities of $8.71 billion increased 37% compared with the first nine months of 2006, reflecting significantly higher net revenues in principal strategies, shares and derivatives. During the first nine months of 2007, Equities operated in an environment characterized by strong customer-driven activity, higher volatility and generally higher equity prices.

Principal Investments recorded net revenues of $2.72 billion, reflecting gains and overrides from corporate and real estate principal investments, including a $332 million gain related to our investment in the ordinary shares of ICBC and a $164 million loss related to our investment in the convertible preferred stock of SMFG.

Operating expenses of $14.93 billion for the nine months ended August 2007 increased 22% compared with the nine months ended August 2006, primarily due to increased compensation and benefits expenses resulting from a higher accrual of discretionary compensation. Non-compensation expenses also increased due to continued geographic expansion and the impact of higher levels of business activity. The majority of this increase was in brokerage, clearing, exchange and distribution fees, which primarily reflected higher transaction volumes in Equities. Other expenses and professional fees also increased, reflecting increased business activity. Pre-tax earnings of $9.36 billion for the nine months ended August 2007 increased 40% compared with the same period last year.

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

Assets under management typically generate fees as a percentage of asset value. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31. For that reason, incentive fees have been seasonally weighted to our first quarter. Based primarily on investment performance in calendar 2006, our incentive fees have been significantly lower in the first nine months of 2007 than they were in the same period last year.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006

Management and other fees	$1,152	$822	$3,169	$2,422
Incentive fees	46	96	156	939

Total Asset Management	1,198	918	3,325	3,361
Securities Services	762	537	2,044	1,684

Total net revenues	1,960	1,455	5,369	5,045
Operating expenses	1,405	970	3,895	3,157

Pre-tax earnings	$555	$485	$1,474	$1,888

Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month end. Assets under management do not include our investments in funds that we manage.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of		As of
	August 31,		November 30,
	2007	2006	2006	2005

Alternative investments (1)	$151	$139	$145	$110
Equity	251	193	215	167
Fixed income	230	186	198	154

Total non-money market assets	632	518	558	431
Money markets	164	111	118	101

Total assets under management	$796	$629	$676	$532

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months			Nine Months
	Ended August 31,			Ended August 31,
	2007	2006		2007	2006

Balance, beginning of period	$758	$593		$676	$532

Net inflows/(outflows)
Alternative investments	7	13		9	26
Equity	7	4		25	12
Fixed income	5	10		23	22

Total non-money market net inflows/(outflows)	19	27		57	60
Money markets	31	3	(1)	46	10	(1)

Total net inflows/(outflows)	50	30		103	70	(2)

Net market appreciation/(depreciation)	(12)	6		17	27

Balance, end of period	$796	$629		$796	$629

(1)	Includes the transfer of $8 billion of money market assets under management to interest-bearing deposits at Goldman Sachs Bank USA, a wholly owned subsidiary of Goldman Sachs. These deposits are not included in assets under management.

(2)	Includes $3 billion of net asset inflows in connection with our December 30, 2005 acquisition of our variable annuity and variable life insurance business.

Three Months Ended August 2007 versus August 2006.  Net revenues in Asset Management and Securities Services of $1.96 billion for the third quarter of 2007 increased 35% compared with the third quarter of 2006.

Asset Management net revenues of $1.20 billion increased 31% compared with the third quarter of 2006, reflecting a 40% increase in management and other fees, partially offset by lower incentive fees. During the quarter, assets under management increased $38 billion to $796 billion, reflecting money market net inflows of $31 billion, non-money market net inflows of $19 billion spread across all asset classes, and net market depreciation of $12 billion, reflecting depreciation in equity and alternative investment assets, partially offset by appreciation in fixed income assets.

Securities Services net revenues of $762 million increased 42% compared with the third quarter of 2006, as our prime brokerage business continued to generate strong results, reflecting significantly higher customer balances in securities lending and margin lending.

Operating expenses of $1.41 billion for the third quarter of 2007 increased 45% compared with the third quarter of 2006, primarily due to increased compensation and benefits expenses and higher distribution fees. Pre-tax earnings of $555 million in the third quarter of 2007 increased by 14% compared with the third quarter of 2006.

Nine Months Ended August 2007 versus August 2006.  Net revenues in Asset Management and Securities Services of $5.37 billion for the first nine months of 2007 increased 6% compared with the first nine months of 2006.

Asset Management net revenues of $3.33 billion were essentially unchanged compared with the same period last year, reflecting a 31% increase in management and other fees, offset by significantly lower incentive fees. Incentive fees were $156 million for the first nine months of 2007 compared with $939 million for the same period last year. During the first nine months of 2007, assets under management increased 18% to $796 billion, reflecting non-money market net inflows of $57 billion primarily in equity and fixed income assets, money market net inflows of $46 billion, and net market appreciation of $17 billion, reflecting appreciation in equity and fixed income assets, partially offset by depreciation in alternative investment assets.

Securities Services net revenues of $2.04 billion increased 21% compared with the same period last year, as our prime brokerage business continued to generate strong results, primarily reflecting significantly higher customer balances in securities lending and margin lending.

Operating expenses of $3.90 billion for the nine months ended August 2007 increased 23% compared with the nine months ended August 2006, primarily due to increased compensation and benefits expenses and higher distribution fees. Pre-tax earnings of $1.47 billion for the nine months ended August 2007 decreased by 22% compared with the same period last year.

Geographic Data

See Note 14 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our net revenues by geographic region.

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements, rating agency guidelines and subsidiary capital requirements. The equity capital we hold may also be influenced by the business environment, conditions in the financial markets and an assessment of potential future losses during an extremely adverse business and market environment. As of August 2007, our total shareholders’ equity was $39.12 billion (consisting of common shareholders’ equity of $36.02 billion and preferred stock of $3.10 billion) compared with total shareholders’ equity of $35.79 billion as of November 2006 (consisting of common shareholders’ equity of $32.69 billion and preferred stock of $3.10 billion). In addition to total shareholders’ equity, we consider the $5.00 billion of junior subordinated debt issued to trusts (see discussion below) to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Regulatory Capital Requirements

Goldman Sachs is regulated by the SEC as a Consolidated Supervised Entity (CSE) and, as such, is subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. Minimum capital adequacy standards are principally driven by the amount of our market risk, credit risk and operational risk as calculated by methodologies approved by the SEC. Eligible sources of regulatory capital include common equity and certain types of preferred stock, debt and hybrid capital instruments, including our junior subordinated debt issued to trusts. The recognition of preferred stock, debt and hybrid capital instruments as regulatory capital is subject to limitations. Goldman Sachs was in compliance with the CSE capital adequacy standards as of August 2007 and November 2006.

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

Subsidiary Capital Requirements

Many of our principal subsidiaries are subject to separate regulation and capital requirements in the United States and/or elsewhere. Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commissions merchants, and their primary regulators include the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, the NYSE, The Financial Industry Regulatory Authority (FINRA) and the National Futures Association. Goldman Sachs International, our regulated U.K. broker-dealer, is subject to regulation primarily by the U.K.’s Financial Services Authority. Goldman Sachs Japan Co., Ltd., our regulated

Japanese broker-dealer, is subject to regulation by Japan’s Financial Services Agency. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, and other regulators and authorities around the world, such as the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, Banque de France and the Autorité des Marchés Financiers in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Swiss Federal Banking Commission, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore and the China Securities Regulatory Commission. Goldman Sachs Bank USA (GS Bank), a wholly owned industrial bank, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of August 2007 and November 2006, these subsidiaries were in compliance with their local capital requirements.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of August 2007, Group Inc.’s equity investment in subsidiaries was $39.06 billion compared with its total shareholders’ equity of $39.12 billion.

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

The following table sets forth the level of share repurchases for the three and nine months ended August 2007 and August 2006:

	Three Months		Nine Months
	Ended August		Ended August
	2007	2006	2007	2006
	(in millions, except per share amounts)

Number of shares repurchased	11.16	3.85	29.58	29.46
Total cost	$2,449	$573	$6,272	$4,166
Average cost per share	$219.35	$148.90	$212.03	$141.40

As of August 2007, we were authorized to repurchase up to 23.0 million additional shares of common stock pursuant to our repurchase program. See “— Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

Preferred Stock.  As of August 2007, Goldman Sachs had 124,000 shares of perpetual non-cumulative preferred stock outstanding in four series as set forth in the following table:

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

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities.  We issued $2.84 billion of junior subordinated debentures in the first quarter of 2004 to Goldman Sachs Capital I, a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Goldman Sachs. The junior subordinated debentures are included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. Because of certain characteristics of the junior subordinated debt (and the associated trust preferred securities), including its long-term nature, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the debt in our capital structure, it qualifies as regulatory capital for CSE purposes and is included as part of our equity capital.

Subordinated Debt.  In addition to junior subordinated debt issued to trusts, we had other outstanding subordinated debt of $8.58 billion as of August 2007. Although not part of our shareholders’ equity, subordinated debt may be used to meet a portion of our consolidated capital requirements as a CSE.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of
	August		November
	2007		2006
	($ in millions, except per
	share amounts)

Total assets	$1,045,778		$838,201
Adjusted assets (1)	706,903		541,033
Total shareholders’ equity	39,118		35,786
Tangible equity capital (2)	39,203		33,517
Leverage ratio (3)	26.7	x	23.4	x
Adjusted leverage ratio (4)	18.0	x	16.1	x
Debt to equity ratio (5)	3.9	x	3.4	x
Common shareholders’ equity	36,018		32,686
Tangible common shareholders’ equity (6)	31,103		27,667
Book value per common share (7)	$84.65		$72.62
Tangible book value per common share (8)	73.10		61.47

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities borrowed and financial instruments purchased under agreements to resell, at fair value, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio (see footnote 2 below).

The following table sets forth a reconciliation of total assets to adjusted assets:

		As of
		August	November
		2007	2006
		(in millions)

Total assets		$1,045,778	$838,201
Deduct:	Securities borrowed	(267,200)	(219,342)
	Financial instruments purchased under agreements to resell, at fair value	(80,494)	(82,126)
Add:	Financial instruments sold, but not yet purchased, at fair value	196,106	155,805
	Less derivative liabilities	(84,695)	(65,496)

	Subtotal	111,411	90,309
Deduct:	Cash and securities segregated for regulatory and other purposes	(97,677)	(80,990)
	Goodwill and identifiable intangible assets, excluding power contracts	(4,915)	(5,019)

Adjusted assets		$706,903	$541,033

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

	As of
	August	November
	2007	2006
	(in millions)

Total shareholders’ equity	$39,118	$35,786
Add: Junior subordinated debt issued to trusts	5,000	2,750
Deduct: Goodwill and identifiable intangible assets, excluding power contracts	(4,915)	(5,019)

Tangible equity capital	$39,203	$33,517

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

The following table sets forth a reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

	As of
	August	November
	2007	2006
	(in millions)

Total shareholders’ equity	$39,118	$35,786
Deduct: Preferred stock	(3,100)	(3,100)

Common shareholders’ equity	36,018	32,686
Deduct: Goodwill and identifiable intangible assets, excluding power contracts	(4,915)	(5,019)

Tangible common shareholders’ equity	$31,103	$27,667

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 425.5 million and 450.1 million as of August 2007 and November 2006, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations and Commitments

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of August 2007:

Contractual Obligations
(in millions)

	Remainder	2008-	2010-	2012-
	of 2007	2009	2011	Thereafter	Total

Unsecured long-term borrowings (1)(2)(3)	$—	$28,719	$23,593	$98,760	$151,072
Secured long-term financings (1)(2)(4)	—	4,351	8,775	24,782	37,908
Minimum rental payments	96	892	649	2,231	3,868
Purchase obligations (5)	460	840	32	35	1,367

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $14.47 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of August 2007, primarily consisting of hybrid financial instruments.

(4)	These obligations are reported within “Other secured financings” in the condensed consolidated statements of financial condition and include $18.87 billion accounted for at fair value under SFAS No. 159 as of August 2007.

(5)	Primarily includes construction-related obligations.

As of August 2007, our unsecured long-term borrowings were $151.07 billion and consisted principally of senior borrowings with maturities extending to 2043. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of August 2007, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.87 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

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

As of August 2007 and November 2006, we had construction-related obligations of $812 million and $1.63 billion, respectively, including outstanding commitments of $737 million and $500 million as of August 2007 and November 2006, respectively, related to our new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion. We are partially financing this construction project with tax-exempt Liberty Bonds. We borrowed approximately $1.40 billion through the issuance of Liberty Bonds in 2005 and approximately $250 million through the issuance of Liberty Bonds in the third quarter of 2007.

In September 2007, Cogentrix, our wholly owned subsidiary, entered into an agreement to sell a majority of its ownership interest in 14 power generation facilities. The transaction is expected to close by the end of the calendar year, subject to the receipt of regulatory approvals and other closing conditions. Depending on the level of our net revenues in such period, the resulting gain may be material to our results of operations.

The following table sets forth our commitments as of August 2007:

Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration
	Remainder	2008-	2010-	2012-
	of 2007	2009	2011	Thereafter	Total

Commitments to extend credit
Commercial lending:
Investment-grade	$1,793	$27,113	$4,205	$8,914	$42,025
Non-investment-grade	315	17,507	3,237	41,562	62,621
William Street program	307	2,769	8,665	11,058	22,799
Warehouse financing	5,784	2,095	202	—	8,081

Total commitments to extend credit	8,199	49,484	16,309	61,534	135,526
Forward starting resale and securities borrowing agreements	23,199	6,741	—	—	29,940
Forward starting repurchase and securities lending agreements	19,564	7,609	—	—	27,173
Commitments under letters of credit issued by banks to counterparties	3,872	3,910	—	168	7,950
Investment commitments	6,653	7,839	2,038	2,045	18,575
Underwriting commitments	920	—	—	—	920

Total	$62,407	$75,583	$18,347	$63,747	$220,084

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments to extend credit of $135.53 billion as of August 2007 compared with $100.48 billion as of November 2006. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. We may seek to reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often short-term in nature, as borrowers often replace them with other funding sources.

Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are primarily extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of Goldman Sachs, and, to a lesser extent, by William Street Credit Corporation, another consolidated wholly owned subsidiary of Group Inc. A significant portion of the commitments extended by Commitment Corp. are supported by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of Goldman Sachs. With respect to substantially all of the William Street commitments, SMFG provides us with credit loss protection that is generally limited to 95% of the first loss we realize on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. We also use other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

Our commitments to extend credit also include financing for the warehousing of financial assets to be securitized. These financings are expected to be repaid from the proceeds of the related securitizations for which we may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans and commercial mortgages as of August 2007 and residential mortgages and mortgage-backed securities, corporate bank loans and commercial mortgages as of November 2006.

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

The following tables set forth the daily VaR:

Average Daily VaR
(in millions)

	Average for the
	Three Months		Nine Months
	Ended August		Ended August
Risk Categories	2007	2006	2007	2006

Interest rates	$96	$55	$78	$48
Equity prices	97	61	98	71
Currency rates	23	21	20	23
Commodity prices	24	31	26	31
Diversification effect (1)	(101)	(76)	(89)	(74)

Total	$139	$92	$133	$99

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $139 million for the third quarter of 2007 from $92 million for the third quarter of 2006, primarily reflecting increased levels of exposure and volatility in interest rates and equity prices.

Daily VaR
(in millions)

	As of		Three Months Ended
	August	May	August 2007
Risk Categories	2007	2007	High	Low

Interest rates	$109	$68	$152	$57
Equity prices	102	95	134	59
Currency rates	34	28	35	16
Commodity prices	30	19	37	17
Diversification effect (1)	(144)	(75)

Total	$131	$135	$174	$106

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR as of August 2007 was essentially unchanged compared with May 2007, primarily reflecting an increase in interest rates due to higher volatility, offset by the benefit of increased diversification among the categories.

The following chart presents our daily VaR during the last four quarters:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues. The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended August 2007:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on five occasions during the quarter ended August 2007.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of such events occurring, these measures have not been aggregated:

		10% Sensitivity
Asset		Amount as of	Amount as of
Categories	10% Sensitivity Measure	August 2007	May 2007
		(in millions)

Trading Risk (1)
Equity	Underlying asset value	$1,183	$709
Debt	Underlying asset value	934	1,045

Non-trading Risk
SMFG	SMFG common stock price	99	130
ICBC	ICBC ordinary share price	231	205
Other Equity	Underlying asset value	1,059	591
Debt	Underlying asset value	403	277
Real Estate (2)	Underlying asset value	708	497

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to interests in our real estate investment funds.

During the third quarter of 2007, the market risk for equity positions in our trading portfolio increased due to new investments as well as an increase in the fair value of the portfolio. The increase in market risk for other equity and real estate positions in our non-trading portfolio was primarily due to new investments.

In addition, as of August 2007, in our bank and insurance subsidiaries we held approximately $11.24 billion of securities, primarily consisting of mortgage-backed, federal agency and investment-grade corporate bonds.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
(in millions)

Assets	As of August 2007
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$6,010	$2,557	$6,650	$5,510	$15,943	$36,670
Currencies	6,248	1,758	2,671	715	288	11,680
Commodities	3,649	1,503	5,104	874	417	11,547
Equities	3,590	1,071	1,920	2,514	654	9,749

Total	$19,497	$6,889	$16,345	$9,613	$17,302	$69,646

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$996	$4,506	$7,926	$4,917	$11,432	$29,777
Currencies	6,190	1,602	2,996	531	455	11,774
Commodities	3,830	1,497	4,758	924	333	11,342
Equities	5,219	3,935	2,900	2,729	375	15,158

Total	$16,235	$11,540	$18,580	$9,101	$12,595	$68,051

Assets	As of November 2006
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$2,432	$1,706	$5,617	$5,217	$6,201	$21,173
Currencies	5,578	943	3,103	1,669	966	12,259
Commodities	3,892	1,215	5,836	1,258	231	12,432
Equities	1,430	1,134	1,329	2,144	1,235	7,272

Total	$13,332	$4,998	$15,885	$10,288	$8,633	$53,136

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$2,807	$1,242	$6,064	$3,582	$5,138	$18,833
Currencies	6,859	1,290	2,582	494	634	11,859
Commodities	3,078	658	4,253	1,643	273	9,905
Equities	3,235	1,682	2,615	3,239	277	11,048

Total	$15,979	$4,872	$15,514	$8,958	$6,322	$51,645

(1)	Includes credit derivatives.

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

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of August 2007, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

Over-the-Counter Derivative Credit Exposure
($ in millions)

	As of August 2007				As of November 2006
			Exposure	Percentage of	Percentage of
		Collateral	Net of	Total Exposure	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral	Net of Collateral

AAA/Aaa	$11,496	$1,778	$9,718	19%	12%
AA/Aa2	21,892	3,302	18,590	36	29
A/A2	16,682	4,309	12,373	24	29
BBB/Baa2	7,635	2,670	4,965	9	15
BB/Ba2 or lower	10,335	4,822	5,513	11	13
Unrated	1,606	933	673	1	2

Total	$69,646	$17,814	$51,832	100%	100%

(1)	Net of cash received pursuant to credit support agreements of $37.04 billion.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
(in millions)

	As of August 2007
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$1,250	$819	$1,536	$1,087	$5,026	$9,718
AA/Aa2	6,227	2,068	3,509	2,330	4,456	18,590
A/A2	4,664	1,480	3,187	1,270	1,772	12,373
BBB/Baa2	2,183	580	1,140	274	788	4,965
BB/Ba2 or lower	1,605	264	1,820	1,101	723	5,513
Unrated	172	229	170	66	36	673

Total	$16,101	$5,440	$11,362	$6,128	$12,801	$51,832

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates (2)	$5,214	$1,951	$4,774	$3,726	$11,692	$27,357
Currencies	5,001	1,606	1,947	410	261	9,225
Commodities	3,125	1,355	3,153	491	377	8,501
Equities	2,761	528	1,488	1,501	471	6,749

Total	$16,101	$5,440	$11,362	$6,128	$12,801	$51,832

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

(2)	Includes credit derivatives.

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

The size of our Global Core Excess is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model identifies and estimates cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured debt and letters of credit;

•	potential buybacks of a portion of our outstanding negotiable unsecured debt;

•	adverse changes in the terms or availability of secured funding;

•	derivatives and other margin and collateral outflows, including those due to market moves;

•	potential cash outflows associated with our prime brokerage business;

•	additional collateral that could be called in the event of a two-notch downgrade in our credit ratings;

•	draws on our unfunded commitments not supported by William Street Funding Corporation (1); and

•	upcoming cash outflows, such as tax and other large payments.

(1)	The Global Core Excess excludes liquid assets of $6.06 billion held separately by William Street Funding Corporation. See “— Contractual Obligations and Commitments” above for a further discussion of the William Street credit extension program.

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Three Months
	Ended	Year Ended
	August 2007	November 2006
	(in millions)

U.S. dollar-denominated	$51,785	$40,862
Non-U.S. dollar-denominated	12,698	10,202

Total Global Core Excess	$64,483	$51,064

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

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments (excluding assets related to consolidated investment funds of $17.11 billion and $6.03 billion as of August 2007 and November 2006, respectively, for which Goldman Sachs does not bear economic exposure):

	As of
	August	November
	2007	2006
	(in millions)

Mortgage whole loans and asset-backed securities (1)(2)	$44,767	$41,017
Bank loans (3)	37,796	26,576
High-yield securities	11,912	9,403
Emerging market debt securities	3,043	2,291
SMFG convertible preferred stock	3,690	4,505
ICBC ordinary shares (4)	6,281	5,194
Other corporate principal investments (5)	7,490	3,675
Other private equity and restricted public equity securities	8,262	3,736
Real estate principal investments (5)	1,742	588
Other investments in funds(6)	3,392	260

(1)	Includes certain mortgage-backed interests held in QSPEs. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our securitization activities.
(2)	Excludes $10.56 billion of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. We distributed to investors the securities that were issued by the securitization vehicles and therefore do not bear economic exposure to the underlying mortgage whole loans.
(3)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.
(4)	Includes interests of $3.97 billion and $3.28 billion as of August 2007 and November 2006, respectively, held by investment funds managed by Goldman Sachs.
(5)	Includes interests in our merchant banking funds.
(6)	Includes interests in other investment funds that we manage.

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

Conservative Liability Structure

We seek to structure our liabilities conservatively to reduce refinancing risk and the risk that we may redeem or repurchase certain of our borrowings prior to their contractual maturity. Our conservative liability structure reflects the following policies:

•	We fund a substantial portion of our inventory on a secured basis. We believe secured financing provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to underlying collateral.

•	Our liquidity depends to an important degree on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of August 2007 and November 2006, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, was $66.28 billion and $47.90 billion, respectively. See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

•	We recognize that secured funding transactions have greater refinancing risk when the underlying collateral is more difficult to fund. Consequently, we seek longer maturities for

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

We benefit from distributing our debt issuances through our own sales force to a large, diverse global creditor base and we believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies and mutual funds. We access funding in a variety of markets in the Americas, Europe and Asia. We have imposed various internal guidelines on investor concentration, including the amount of our commercial paper that can be owned and letters of credit that can be issued by any single investor or group of investors.

To mitigate refinancing risk, we have created internal guidelines on the principal amount of debt maturing on any one day or during any week or year. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the third quarter of 2013:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

(1)	Our unsecured long-term borrowings include extendible debt if the earliest maturity is one year or greater from our financial statement date. Extendible debt is categorized in the maturity profile at the earliest possible maturity even though the debt can be extended.

The weighted average maturity of our unsecured long-term borrowings as of August 2007 was approximately seven years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of August 2007, Group Inc. had $22.51 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $24.47 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.34 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $3.26 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer. Group Inc. also had $59.41 billion of unsubordinated loans to these entities as of August 2007, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The following table sets forth our unsecured credit ratings as of August 2007:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)	A (high)	A
Fitch, Inc.	F1+	AA−	A+	A+
Moody’s Investors Service	P-1	Aa3	A1	A2
Standard & Poor’s	A-1+	AA−	A+	A
Rating and Investment
Information, Inc.	a-1+	AA	Not Applicable	Not Applicable

As of August 2007, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $752 million would have been required in the event of a one-notch reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of a two-notch downgrade in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Nine Months Ended August 2007.  Our cash and cash equivalents increased by $6.36 billion to $12.66 billion at the end of the third quarter of 2007. We raised $70.67 billion in net cash from financing activities, primarily in unsecured borrowings, partially offset by common stock repurchases. We used net cash of $64.31 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

Nine Months Ended August 2006.  Our cash and cash equivalents decreased by $198 million to $10.06 billion at the end of the third quarter of 2006. We raised $52.56 billion in net cash from financing activities, primarily in unsecured long-term borrowings, in light of the favorable debt financing environment, partially offset by common stock repurchases. We used net cash of $52.75 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

Recent Accounting Developments

FIN No. 48.  In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We will adopt the provisions of FIN No. 48 beginning in the first quarter of 2008. We do not expect that the adoption of FIN No. 48 will have a material effect on our financial condition, results of operations or cash flows.

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

SFAS No. 159.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not accounted for at fair value under other accounting standards. The election to use the fair value option is available at specified election dates, such as when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

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

The following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended November 24, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended February 23, 2007 and May 25, 2007.

IPO Process Matters

In the lawsuits alleging that the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements to “tie” allocations to higher customer brokerage commission rates as well as purchase orders in the aftermarket, on August 14, 2007, plaintiffs amended their complaints in the six “focus” cases as well as their master allegations for all such cases to reflect new class related allegations. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six “focus” cases.

World Online Litigation

On July 24, 2007, the shareholder association appealed from the Netherlands Court of Appeals decision to the extent that it affirmed the decision of the district court dismissing the complaint.

Owens Corning Bondholder Litigation

The settlement has become final.

Specialist Matters

On June 28, 2007, plaintiffs filed a motion seeking to certify a class.

General American Litigation

By orders dated July 18, 2007, the court denied the motions of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. (i) to dismiss the complaint, and (ii) to drop them as parties from the pre-existing action.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended August 31, 2007.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)

Month #1	4,676,500	$222.28	4,676,500	29,478,399
(May 26, 2007 to June 29, 2007) (2)
Month #2	6,488,100	$217.24	6,488,100	22,990,299
(June 30, 2007 to July 27, 2007)
Month #3	—	—	—	22,990,299
(July 28, 2007 to August 31, 2007) (2)

Total (2)	11,164,600		11,164,600

(1)	On March 21, 2000, we announced that our Board of Directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 220 million shares by resolutions of our Board of Directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005 and September 11, 2006. The repurchase program is intended to maintain our total shareholders’ equity at appropriate levels and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program has been effected primarily through regular open-market purchases and is influenced by, among other factors, the level of our common shareholders’ equity, our overall capital position, share-based awards and exercises of employee stock options, the prevailing market price of our common stock and general market conditions. The total remaining authorization under the repurchase program was 22,242,899 shares as of September 28, 2007; the repurchase program has no set expiration or termination date.

(2)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through the date of the earnings release for such quarter.

Item 6:	Exhibits

Exhibits:

12.1	Statement re: Computation of ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: October 9, 2007