Form 10-K
period 2007-11-30
GOLDMAN SACHS GROUP INC/
filed 2008-01-29
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2007	Commission File Number: 001-14965
The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4019460 (I.R.S. Employer Identification No.)

85 Broad Street New York, N.Y. (Address of principal executive offices)	10004 (Zip Code)
(212) 902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $.01 per share, and attached Shareholder Protection Rights	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Medium-Term Notes, Series B, Index-Linked Notes due February 2013; Index-Linked Notes due April 2013; Index-Linked Notes due May 2013; Index-Linked Notes due 2010; and Index-Linked Notes due 2011	American Stock Exchange
Medium-Term Notes, Series B, 7.35% Notes due 2009; 7.80% Notes due 2010; Floating Rate Notes due 2008; and Floating Rate Notes due 2011	New York Stock Exchange
Medium-Term Notes, Series A, Index-Linked Notes due 2037 of GS Finance Corp. (and Registrant’s guarantee with respect thereto)	NYSE Arca
Medium-Term Notes, Series B, Index-Linked Notes due 2037	NYSE Arca

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
Yes  ☐     No  ☒
     As of May 25, 2007, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $89.1 billion.
     As of January 18, 2008, there were 395,907,302 shares of the registrant’s common stock outstanding.
     Documents incorporated by reference:  Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on April 10, 2008 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007

INDEX

		Page
Form 10-K Item Number:		No.

PART I		1
Item 1.	Business	1
	Introduction	1
	Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995	2
	Segment Operating Results	3
	Where We Conduct Business	4
	Business Segments	5
	Global Investment Research	14
	Technology	15
	Business Continuity and Information Security	15
	Employees	15
	Competition	16
	Regulation	17
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	32
Item 4.	Submission of Matters to a Vote of Security Holders	41
	Executive Officers of The Goldman Sachs Group, Inc.	42

PART II		44
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	44
Item 6.	Selected Financial Data	45
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	105
Item 8.	Financial Statements and Supplementary Data	106
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	175
Item 9A.	Controls and Procedures	175
Item 9B.	Other Information	175

PART III		176
Item 10.	Directors, Executive Officers and Corporate Governance	176
Item 11.	Executive Compensation	176
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	176
Item 13.	Certain Relationships and Related Transactions, and Director Independence	177
Item 14.	Principal Accountant Fees and Services	177

PART IV		178
Item 15.	Exhibits, Financial Statement Schedules	178
	Index to Financial Statements and Financial Statement Schedule Items 15(a)(1) and 15(a)(2)	F-1
SIGNATURES		II-1
POWER OF ATTORNEY		II-2

EX-10.29: FORM OF RSU AWARD AGREEMENT (SUBJECT TO RESTRICTIONS)
EX-10.30: FORM OF RSU AWARD AGREEMENT (NOT SUBJECT TO RESTRICTIONS)
EX-10.31: FORM OF RSU AWARD AGREEMENT (FRENCH ALTERNATIVE, SUBJECT TO RESTRICTIONS)
EX-10.32: FORM OF RSU AWARD AGREEMENT (FRENCH ALTERNATIVE, NOT SUBJECT TO RESTRICTIONS)
EX-10.33: FORM OF RSU AWARD AGREEMENT (UK EBT)
EX-10.34: FORM OF YEAR-END RESTRICTED STOCK AWARD
EX-10.35: FORM OF YEAR-END RESTRICTED STOCK AWARD (OUTSTANDING RSUS)
EX-10.36: NON-QUALIFIED DEFERRED COMPENSATION PLAN (US PMD)
EX-10.37: NON-QUALIFIED DEFERRED COMPENSATION PLAN (US EMD AND OTHER)
EX-10.40: FORM OF YEAR-END OPTION AWARD AGREEMENT
EX-10.41: FORM OF YEAR-END RSU AWARD AGREEMENT (FULLY VESTED)
EX-10.42: FORM OF YEAR-END RSU AWARD AGREEMENT (NOT FULLY VESTED)
EX-10.43: FORM OF YEAR-END RSU AWARD AGREEMENT (FRENCH ALTERNATIVE)
EX-10.44: AMENDMENTS TO 2005 AND 2006 YEAR-END RSU AND OPTION AWARD AGREEMENTS
EX-10.45: FORM OF NON-EMPLOYEE DIRECTOR OPTION AWARD AGREEMENT
EX-10.46: FORM OF NON-EMPLOYEE DIRECTOR RSU AWARD AGREEMENT
EX-10.47: DESCRIPTION OF NON-EMPLOYEE DIRECTOR COMPENSATION
EX-10.54: FORM OF SIGNATURE CARD FOR EQUITY AWARDS
EX-10.57: DESCRIPTION OF GOLDMAN SACHS GIVES PROGRAM
EX-12.1: STATEMENT RE COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-21.1: LIST OF SIGNIFICANT SUBSIDIARIES
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: RULE 13A-14(A) CERTIFICATIONS
EX-32.1: SECTION 1350 CERTIFICATIONS
EX-99.1: REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

All references to 2007, 2006 and 2005 refer to our fiscal years ended, or the dates, as the context requires, November 30, 2007, November 24, 2006 and November 25, 2005, respectively. When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries. References herein to the Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Financial information concerning our business segments and geographic regions for each of 2007, 2006 and 2005 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7, 7A and 8 of the Annual Report on Form 10-K.

Our Internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/shareholders. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 85 Broad Street, 17th Floor, New York, New York 10004, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in the Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses and statements about our investment banking transaction backlog, in Part II, Item 7 of the Annual Report on Form 10-K. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K.

In the case of statements about our investment banking transaction backlog, such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K.

Segment Operating Results
(in millions)

		Year Ended November
		2007	2006	2005

Investment	Net revenues	$7,555	$5,629	$3,671
Banking	Operating expenses	4,985	4,062	3,258

	Pre-tax earnings	$2,570	$1,567	$413

Trading and Principal	Net revenues	$31,226	$25,562	$16,818
Investments	Operating expenses	17,998	14,962	10,600

	Pre-tax earnings	$13,228	$10,600	$6,218

Asset Management and	Net revenues	$7,206	$6,474	$4,749
Securities Services	Operating expenses	5,363	4,036	3,070

	Pre-tax earnings	$1,843	$2,438	$1,679

Total	Net revenues	$45,987	$37,665	$25,238
	Operating expenses (1)	28,383	23,105	16,965

	Pre-tax earnings	$17,604	$14,560	$8,273

(1)	Includes net provisions for a number of litigation and regulatory proceedings of $37 million, $45 million and $37 million for the years ended November 2007, November 2006 and November 2005, respectively, that have not been allocated to our segments.

Where We Conduct Business

As of November 30, 2007, we operated offices in over 25 countries and 43% of our 30,522 employees were based outside the United States. In 2007, we derived 49% of our net revenues and 57% of our pre-tax earnings outside of the Americas. See geographic information in Note 16 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Our clients and customers are located worldwide, and we are an active participant in financial markets around the world. We have developed and continue to build strong investment banking relationships in new and developing markets. We also continue to expand our presence throughout these markets to invest strategically when opportunities arise and to work more closely with our asset management clients in these regions. Our global reach is illustrated by the following:

•	we are a member of and an active participant in most of the world’s major stock, options and futures exchanges and marketplaces;

•	we are a primary dealer in many of the largest government bond markets around the world;

•	we have interbank dealer status in currency markets around the world; and

•	we are a member of or have relationships with major commodities exchanges worldwide.

Our businesses are supported by our Global Investment Research division, which, as of November 2007, provided research coverage of over 3,250 companies worldwide and over 50 national economies, and maintained a presence in locations around the world.

We continue to expand our geographic reach. For example, over the past two years we have opened offices in Mumbai, Moscow, Sao Paulo, Dubai, Qatar and Tel Aviv, become licensed as a broker-dealer in Russia, India and China, opened a bank in Brazil and entered into the asset management business in South Korea. In December 2007, we established two wholly owned banks in Dublin, Ireland. Through this banking presence, we will initially focus on our private client business, underwrite commercial bank loans, undertake fund administration for our European global securities services business and facilitate funding transactions for the firm.

Business Segments

The primary products and activities of our business segments are set forth in the following chart:

Business Segment/Component	Primary Products and Activities
Investment Banking:
Financial Advisory	• Mergers and acquisitions advisory services
• Financial restructuring advisory services

Underwriting	• Equity and debt underwriting

Trading and Principal Investments:
Fixed Income, Currency and Commodities	• Commodities and commodity derivatives, including power generation and related activities

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
• Market-making and specialist activities in equity securities and options
• Insurance activities

Principal Investments	• Principal investments in connection with merchant banking activities
• Investment in the ordinary shares of Industrial and Commercial Bank of China Limited
• Investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc.

Asset Management and Securities Services:
Asset Management
• Investment advisory services, financial planning and investment products (primarily through separately managed accounts and commingled vehicles) across all major asset classes, including money markets, fixed income, equities and alternative investments (including hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies), for institutional and individual investors (including high-net-worth clients, as well as retail clients through third-party channels)

• Management of merchant banking funds

Securities Services	• Prime brokerage
• Financing services
• Securities lending

Investment Banking

Investment Banking represented 16% of 2007 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.

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

Our goal is to make available to our clients the entire resources of the firm in a seamless fashion, with investment banking serving as “front of the house.” To accomplish this objective, we focus on coordination among our equity and debt underwriting activities and our corporate risk and liability management activities. This coordination is intended to assist our investment banking clients in managing their asset and liability exposures and their capital.

Our Investment Banking segment is divided into two components: Financial Advisory and Underwriting.

Financial Advisory

Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs. Our mergers and acquisitions capabilities are evidenced by our significant share of assignments in large, complex transactions for which we provide multiple services, including “one-stop” acquisition financing and cross-border structuring expertise, as well as services in other areas of the firm, such as interest rate and currency hedging. In particular, a significant number of the loan commitments and bank and bridge loan facilities that we enter into arise in connection with our advisory assignments.

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

Debt Underwriting.  We engage in the underwriting and origination of various types of debt instruments, including investment-grade debt securities, high-yield debt securities, bank and bridge loans and emerging market debt securities, which may be issued by, among others, corporate, sovereign and agency issuers. In addition, we underwrite and originate structured securities, which include mortgage-related securities and other asset-backed securities and collateralized debt obligations.

Trading and Principal Investments

Trading and Principal Investments represented 68% of 2007 net revenues. Trading and Principal Investments facilitates client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals and takes proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. In addition, we engage in market-making and specialist activities on equities and options exchanges, and we clear client transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investing activities, we make principal investments directly and through funds that we raise and manage.

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

FICC

We make markets in and trade interest rate and credit products, mortgage-related securities and loan products and other asset-backed instruments, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading and investing. FICC has five principal businesses: commodities; credit products; currencies; interest rate products, including money market instruments; and mortgage-related securities and loan products and other asset-backed instruments.

Commodities.  We enter into trades with our clients in, make markets in, and trade for our own account a wide variety of commodities, commodity derivatives and interests in commodity-related assets, including oil and oil products, metals, natural gas and electricity, and forest products.

As part of our commodities business, we acquire and dispose of interests in, and engage in the development and operation of, electric power generation facilities and related activities. In November 2007, we disposed of approximately 80% of our ownership interests in 14 power plants, and we have entered into contractual arrangements to manage these plants. In addition to our remaining minority interest in these facilities, we have a portfolio of four other power generation facilities.

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

In addition, we provide credit through bridge and other loan facilities to a broad range of clients. Commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources. As part of our ongoing credit origination activities, we may seek to reduce our credit risk on commitments by syndicating all or substantial portions of commitments to other investors or, upon funding, by securitizing the positions through investment vehicles sold to other investors. Underwriting fees from syndications of these commitments are recorded in debt underwriting in our Investment Banking segment. However, to the extent that we recognize losses on these commitments, such losses are recorded within our Trading and Principal Investments segment, net of any related underwriting fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in Part II, Item 7 of the Annual Report on Form 10-K for additional information on our commitments.

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

Mortgage Business.  We make markets in and trade for our clients and ourselves commercial and residential mortgage-related securities and loan products (including prime, subprime and other nontraditional mortgages) and other asset-backed and derivative instruments. We acquire positions in these products for proprietary trading purposes as well as for securitization or syndication. We also originate and service commercial and residential mortgages.

Equities

We make markets in and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading. We generate commissions from executing and clearing client transactions on major stock, options and futures exchanges worldwide through our Equities customer franchise and clearing activities.

Equities includes two principal businesses: our customer franchise business and principal strategies. We also engage in specialist and insurance activities.

Customer Franchise Business.  Our customer franchise business includes primarily customer-driven activities in the shares, equity derivatives and convertible securities markets. These activities also include clearing client transactions on major stock, options and futures exchanges worldwide, as well as our options specialist and market-making businesses. Our customer franchise business increasingly involves providing our clients with access to electronic “low-touch” equity trading platforms, and electronic trades now account for the majority of our customer trading activity in this business. However, a majority of our net revenues in this business continues to be derived from our traditional “high-touch” handling of more complex trades. We expect both types of trading activities to remain important components of our customer franchise business.

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

In the options and futures markets, we structure, distribute and execute derivatives on market indices, industry groups, financial measures and individual company stocks to facilitate client transactions and our proprietary activities. We develop strategies and render advice with respect to portfolio hedging and restructuring and asset allocation transactions. We also create specially tailored instruments to enable sophisticated investors to undertake hedging strategies and to establish or liquidate investment positions. We are one of the leading participants in the trading and development of equity derivative instruments. In options, we are a specialist and/or market maker on the International Securities Exchange, the Chicago Board Options Exchange, NYSE Arca, the Boston Options Exchange, the Philadelphia Stock Exchange and the American Stock Exchange.

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

At the start of our first fiscal quarter of 2008, we reassigned approximately one-half of the traders and other personnel and transferred approximately one-half of the firm’s assets comprising our principal strategies business in an effort to strengthen and diversify our asset management offerings. These assets are now invested in a new alternative investment fund managed by our asset management business. Over time, we intend to replace the reassigned personnel and transferred assets of our principal strategies business.

Specialist Activities.  Our specialist activities business consists of our stock and exchange-traded funds (ETF) specialist and market-making businesses. We engage in specialist and market-making activities on equities exchanges. In the United States, we are one of the leading stock specialists on the NYSE. For ETFs, we are a specialist on the NYSE, the American Stock Exchange and NYSE Arca.

Insurance Activities.  Through our insurance subsidiaries, we buy, sell and originate variable annuity and life insurance contracts, and we participate opportunistically in reinsurance activities, including life and annuity reinsurance and property catastrophe reinsurance.

Principal Investments

Principal Investments primarily represents net revenues from four primary sources: returns on corporate and real estate investments, overrides on corporate and real estate investments, our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC) and our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG).

Returns on Corporate and Real Estate Investments.  As of November 2007, the aggregate carrying value of our principal investments held directly or through our merchant banking funds, excluding our investment in the ordinary shares of ICBC and the convertible preferred stock of SMFG, was $11.93 billion, comprised of corporate principal investments with an aggregate carrying value of $9.50 billion and real estate investments with an aggregate carrying value of $2.43 billion. In addition, as of November 2007, we had outstanding unfunded equity capital commitments of up to $15.25 billion.

Overrides.  Consists of the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns (typically referred to as an override). Overrides are recognized in net revenues when all material contingencies have been resolved.

ICBC.  Our investment in the ordinary shares of ICBC was acquired on April 28, 2006. The ordinary shares acquired from ICBC are subject to transfer restrictions that, among other things, prohibit any sale, disposition or other transfer until April 28, 2009. From April 28, 2009 to October 20, 2009, we may transfer up to 50% of the aggregate ordinary shares of ICBC that we owned as of October 20, 2006. We may transfer the remaining shares after October 20, 2009. As of November 2007, the carrying value of our investment in the ordinary shares of ICBC was $6.81 billion. A portion of our interest is held by investment funds managed by Goldman Sachs.

SMFG.  Our investment in the convertible preferred stock of SMFG is generally nontransferable without the consent of SMFG but is freely convertible into SMFG common stock. As of November 2007, we had hedged approximately 90% of the common stock underlying our investment in SMFG and there were no restrictions on our ability to hedge the remainder. As of November 2007, the carrying value of our investment in the SMFG preferred stock was $4.06 billion.

For further information regarding our investments in the ordinary shares of ICBC and the convertible preferred stock of SMFG, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value — Cash Instruments” in Part II, Item 7 of the Annual Report on Form 10-K.

Asset Management and Securities Services

Asset Management and Securities Services represented 16% of 2007 net revenues. Our asset management business provides investment advisory and financial planning services and offers investment products (primarily through separately managed accounts and commingled vehicles) across all major asset classes to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees. Securities Services provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

Our Asset Management and Securities Services segment is divided into two components: Asset Management and Securities Services.

Asset Management

We offer a broad array of investment strategies, advice and planning. We provide asset management services and offer investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes: money markets, fixed income, equities and alternative investments (including hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies). Through our subsidiary, The Ayco Company, L.P. (Ayco), we also provide fee-based financial counseling and financial education in the United States.

Assets under management (AUM) typically generate fees as a percentage of asset value, which is affected by investment performance and by inflows or redemptions. The fees that we charge vary by asset class, as do our related expenses. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31. For that reason, incentive fees have been seasonally weighted to our first quarter.

AUM includes our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Alternative investments include our merchant banking funds, which generate revenues as described below under “Management of Merchant Banking Funds.” AUM includes assets in clients’ brokerage accounts to the extent that they generate fees based on the assets in the accounts rather than commissions on transactional activity in the accounts.

AUM does not include assets in brokerage accounts that generate commissions, mark-ups and spreads based on transactional activity, or our own investments in funds that we manage. Net revenues from these assets are included in our Trading and Principal Investments segment. AUM also does not include non-fee-paying assets, including interest-bearing deposits held through Goldman Sachs Bank USA (GS Bank USA).

See “Trading and Principal Investments — Equities — Principal Strategies” above for a discussion of the personnel and assets that we moved from our principal strategies business to our asset management business at the start of our first fiscal quarter of 2008.

The amount of AUM is set forth in the graph below. In the following graph, as well as in the following tables, substantially all assets under management are valued as of November 30:

Assets Under Management
(in billions)

The following table sets forth AUM by asset class:

Assets Under Management by Asset Class
(in billions)

	As of November 30
	2007	2006	2005

Asset Class
Alternative investments (1)	$151	$145	$110
Equity	255	215	167
Fixed income	256	198	154

Total non-money market assets	662	558	431
Money markets	206	118	101

Total assets under management	$868	$676	$532

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

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

The table below sets forth the amount of AUM by distribution channel and client category:

Assets Under Management by Distribution Channel
(in billions)

		As of November 30
		2007	2006	2005

Distribution Channel
•	Directly Distributed
	— Institutional	$354	$296	$226
	— High-net-worth individuals	219	177	148

•	Third-Party Distributed
	— Institutional, high-net-worth individuals and retail	295	203	158

	Total	$868	$676	$532

Management of Merchant Banking Funds.  Goldman Sachs sponsors numerous corporate and real estate private investment funds. Our strategy with respect to these funds generally is to invest opportunistically to build a portfolio of investments that is diversified by industry, product type, geographic region, and transaction structure and type. Our corporate investment funds pursue, on a global basis, long-term investments in equity and debt securities in privately negotiated transactions, leveraged buyouts, acquisitions and investments in funds managed by external parties. Our real estate investment funds invest in real estate operating companies, debt and equity interests in real estate assets, and other real estate-related investments. In addition, our merchant banking funds include a fund that invests in infrastructure and infrastructure-related assets and companies on a global basis.

Since inception, we have raised $118 billion of committed equity capital in these funds, consisting of $96 billion related to our corporate funds and $22 billion related to our real estate funds. As of November 2007, $68 billion of the committed equity capital was funded and the amount of AUM remaining in these funds after distributions was $64 billion.

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

Prime brokerage services.  We offer prime brokerage services to our clients, allowing them the flexibility to trade with most brokers while maintaining a single source for financing and consolidated portfolio reports. Our prime brokerage business provides clearing and custody in 49 markets and provides consolidated multi-currency accounting and reporting, fund administration and other ancillary services.

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

Global Investment Research

Global Investment Research provides fundamental research on companies, industries, economies, currencies and commodities and macro strategy research on a worldwide basis.

Global Investment Research employs a team approach that as of November 2007 provided research coverage of over 3,250 companies worldwide and over 50 national economies. This is accomplished by the following departments:

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

Business Continuity and Information Security

Business continuity and information security are high priorities for Goldman Sachs. Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at the firm’s critical facilities and to comply with the regulatory requirements of the Financial Industry Regulatory Authority (FINRA). The SEC also reviews our Business Continuity Program. The key elements of the program are crisis management, people recovery facilities, business recovery, systems and data recovery, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect the information assets of the firm and our clients. Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.

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

As of November 2007, we had 30,522 employees, excluding 4,572 employees of certain consolidated entities that are held for investment purposes only. Consolidated entities held for investment purposes include entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

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

Over time, there has been substantial consolidation and convergence among companies in the financial services industry, due in part to U.S. federal legislation that has expanded the activities permissible for firms affiliated with a U.S. bank. In particular, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which has resulted in pricing pressure in our investment banking and trading businesses and could result in pricing pressure in other of our businesses.

Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In particular, corporate clients increasingly seek such commitments (such as agreements to participate in their commercial paper backstop or other loan facilities) from financial services firms in connection with investment banking and other assignments. We provide these commitments through our William Street entities or through GS Bank USA, primarily for investment-grade clients, or through Goldman Sachs Credit Partners L.P. or our other subsidiaries, primarily for other clients. With respect to most of the William Street commitments, SMFG provides us with credit loss protection that is generally limited to 95% of the first loss we realize on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. We also use other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in Part II, Item 7 of the Annual Report on Form 10-K and Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for more information regarding the William Street entities and for a description of the credit loss protection provided by SMFG. An increasing number of our commitments in connection with investment banking and other assignments do not meet the criteria established for the William Street entities and do not benefit from the SMFG loss protection. These commitments are issued through Goldman Sachs Credit Partners L.P., GS Bank USA or our other subsidiaries.

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

Regulation in the United States

In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. The Goldman Sachs Group, Inc. is subject to regulation by the SEC as a Consolidated Supervised Entity. As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital standards on a consolidated basis. As part of a Consolidated Supervised Entity, Goldman, Sachs & Co. (GS&Co.), our principal U.S. broker-dealer, is permitted to calculate its regulatory capital requirements in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1 under the Securities Exchange Act of 1934. We may be required or may determine to disclose publicly our group-wide Consolidated Supervised Entity capital ratios on an ongoing basis beginning in mid-2008.

GS&Co. is registered as a broker-dealer and as an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as FINRA and the NYSE, adopt rules that apply to, and examine, broker-dealers such as GS&Co. FINRA was formed when the NASD and the NYSE merged their regulatory operations, although the NYSE continues to have oversight over NYSE-related market activities. In addition, state securities and other regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. Goldman Sachs Execution & Clearing, L.P. (GSEC) and two of its subsidiaries are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and FINRA. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives businesses.

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

GS&Co. and GSEC are subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of November 2007, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 2007, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements. These net capital requirements may have the effect of prohibiting these entities from distributing or withdrawing capital and may require prior notice to the SEC for certain withdrawals of capital. See Note 15 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Goldman Sachs’ three limited purpose trust companies operate under state or federal law. They are not permitted to and do not accept deposits (other than as incidental to their trust activities) or make loans and, as a result, are not considered to be banks for purposes of the Bank Holding Company Act, nor are they insured by the FDIC or subject to the Community Reinvestment Act. The Goldman Sachs Trust Company, N.A., a national bank that is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System. The Goldman Sachs Trust Company, a New York limited purpose trust company, is regulated by the New York State Banking Department. The Goldman Sachs Trust Company of Delaware, a Delaware limited purpose trust company, is regulated by the Office of the Delaware State Bank Commissioner.

Goldman Sachs has established GS Bank USA, a wholly owned industrial bank, to extend credit and to take deposits, other than demand deposits. GS Bank USA is regulated by the FDIC and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of November 2007, GS Bank USA was in compliance with all regulatory capital requirements. Because it does not accept demand deposits, GS Bank USA is not considered to be a bank for purposes of the Bank Holding Company Act. The deposits maintained at GS Bank USA are insured by the FDIC to the extent provided by law.

Our specialist businesses are subject to extensive regulation by a number of securities exchanges. The rules of these exchanges generally require our specialists to maintain orderly markets in the securities in which they are specialists.

J. Aron & Company is authorized by the Federal Energy Regulatory Commission to sell wholesale physical power at market-based rates. As a FERC-authorized power marketer, J. Aron & Company is subject to regulation under the Federal Power Act and FERC regulations and to the oversight of FERC. As a result of our investing activities, GS&Co. is also an “exempt holding company” under FERC rules.

In addition, as a result of our power-related activities, we are subject to extensive and evolving energy, environmental and other governmental laws and regulations, as discussed under “Risk Factors — Our power generation interests and related activities subject us to extensive regulation, as well as environmental and other risks associated with power generation activities” in Part I, Item 1A of the Annual Report on Form 10-K.

Our U.S. insurance subsidiaries are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed, and we are subject to oversight as an insurance holding company in states where our insurance subsidiaries are domiciled. In addition, a number of our other businesses, including our lending and mortgage businesses, require us to obtain licenses, adhere to applicable regulations and be subject to the oversight of various regulators in the states in which we conduct these businesses.

The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the USA PATRIOT Act of 2001 seeks to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including Goldman Sachs, to identify their clients, to monitor for and report suspicious transactions, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls that have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to substantial liability and regulatory fines.

Regulation Outside the United States

Goldman Sachs provides investment services in and from the United Kingdom under the regulation of the Financial Services Authority (FSA). Goldman Sachs International (GSI), our regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. As of November 2007, GSI was in compliance with the FSA capital requirements. Other subsidiaries, including Goldman Sachs International Bank, are also regulated by the FSA.

Goldman Sachs has established two wholly owned banks in Dublin, Ireland. These banks are regulated by the Irish Financial Services Regulatory Authority. Because our Irish banks have no branches, agencies or banking subsidiaries in the United States, they do not subject Goldman Sachs to the U.S. Bank Holding Company Act. As of the commencement of business in December 2007, these banks were in compliance with all regulatory capital requirements.

Various other Goldman Sachs entities are regulated by the banking, insurance and securities regulatory authorities of the European countries in which they operate, including, among others, the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, Banque de France and the Autorité des Marchés Financiers in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Federal Financial Markets Service in Russia and the Swiss Federal Banking Commission. Certain Goldman Sachs entities are also regulated by the European securities, derivatives and commodities exchanges of which they are members.

The investment services that are subject to oversight by the FSA and other regulators within the European Union are regulated in accordance with national laws, many of which implement European Union directives requiring, among other things, compliance with certain capital adequacy standards, customer protection requirements and market conduct and trade reporting rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the European Union.

On November 1, 2007, the national implementing legislation to the European Union’s Markets in Financial Instruments Directive (Directive 2004/39/EC, known as MiFID) became effective in countries such as the United Kingdom, Germany and France. MiFID affects several of our subsidiaries by imposing detailed pan-European requirements in areas such as internal organization (including conflict management, outsourcing and recordkeeping), best execution, real-time disclosure of completed transactions in shares, quoting obligations for internalized client orders in shares, transaction reporting to regulators, client classification and documentation, disclosure of fees and other payments received from or paid to third parties in relation to investment services and the regulation of investment services related to commodity derivatives. The lack of detailed regulatory practice under this regime could lead to regulatory uncertainties.

Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. As of November 2007, GSJCL was in compliance with its capital adequacy requirements. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Securities Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange and the Ministry of Economy, Trade and Industry in Japan.

Also in Asia, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore, the China Securities Regulatory Commission, the Korean Financial Supervisory Service and the Securities and Exchange Board of India, among others, regulate various of our subsidiaries and also have capital standards and other requirements comparable to the rules of the SEC.

Various Goldman Sachs entities are regulated by the banking and regulatory authorities of other non-U.S. countries in which Goldman Sachs operates, including, among others, Brazil and Dubai. In addition, certain of our insurance subsidiaries are regulated by the Bermuda Registrar of Companies.

Regulations Applicable in and Outside the United States

The U.S. and non-U.S. government agencies, regulatory bodies and self-regulatory organizations, as well as state securities commissions and other state regulators in the United States, are empowered to conduct administrative proceedings that can result in censure, fine, the issuance of cease and desist orders, or the suspension or expulsion of a broker-dealer or its directors, officers or employees. From time to time, our subsidiaries have been subject to investigations and proceedings, and sanctions have been imposed for infractions of various regulations relating to our activities, none of which has had a material adverse effect on us or our businesses.

The Basel Committee on Banking Supervision has issued the Basel II capital standards, which are designed to promote enhanced risk management practices among large, international financial services firms by aligning regulatory capital requirements more closely with the underlying risks faced by these firms. GSI, as well as our other subsidiaries in the United Kingdom and elsewhere in Europe, became subject to the Basel II requirements on January 1, 2008. The Consolidated Supervised Entity rules described above under “— Regulation in the United States,” which provide for group-wide supervision, are consistent with Basel II. Complying with these new standards has required us to develop and apply new and sophisticated measurement techniques to determine our regulatory capital adequacy. As an increasing number of financial institutions become subject to Basel II, new interpretations may arise, and harmonization among regulators could then impact the regulatory capital standards under which we operate as a Consolidated Supervised Entity, as well as the requirements for some of our regulated subsidiaries.

The research areas of investment banks have been and remain the subject of regulatory scrutiny. The SEC, the NYSE and FINRA have adopted rules governing research analysts, including rules imposing restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non-U.S. jurisdictions have imposed both substantive and disclosure-based requirements with respect to research and may impose additional regulations. In 2003, GS&Co. agreed to a global settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. The global settlement includes certain restrictions and undertakings that have imposed additional costs and limitations on the conduct of our businesses, including restrictions on the interaction between research and investment banking areas.

In connection with the research settlement, we have also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. The FSA in the United Kingdom has imposed requirements on the conduct of the allocation process in equity and fixed income securities offerings (including initial public offerings and secondary distributions). The SEC, the FSA, the NYSE, FINRA and other U.S. or non-U.S. regulators may in the future adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest, and we cannot fully predict the effect that any new requirements will have on our business.

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

Certain of our businesses are subject to compliance with regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions and/or enacted by various regulatory organizations or exchanges relating to the privacy of the information of clients, employees or others, and any failure to comply with these regulations could expose us to liability and/or reputational damage.

Item 1A.  Risk Factors

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal and regulatory risks. The following are some of the more important factors that could affect our businesses.

Our businesses may be adversely affected by conditions in the global financial markets and economic conditions generally.

Our business, by its nature, does not produce predictable earnings. While we have achieved record earnings per common share in each of our last four fiscal years, reflecting a favorable trading and investing environment and an increase in investment banking activity, an adverse change in these market conditions may adversely affect our results of operations.

Our businesses are materially affected by conditions in the global financial markets and economic conditions generally, and these conditions may change suddenly and dramatically. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions, which can be caused by: outbreaks of hostilities or other geopolitical instability; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors, have adversely affected, and may in the future adversely affect, our business and profitability in many ways, including the following:

•	Increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses, and may affect the fair value of financial instruments that we issue or hold. For example, beginning in the second half of 2007, difficulties in the mortgage and broader credit markets in the United States and elsewhere resulted in a relatively sudden and substantial decrease in the availability of credit and a corresponding increase in funding costs. Credit spreads widened significantly, affecting volatility and liquidity in the debt and equity markets, particularly in the markets for mortgage-related securities and non-investment-grade debt securities and loans. This negatively impacted prices of these securities and loans (as well as commitments for these loans), and, to the extent that we sought to do so, our ability to sell these securities and loans (and loan commitments). The sudden decline in liquidity and prices of these types of securities and loans made it generally more difficult to value them. These conditions have persisted through the end of 2007 and we cannot predict how long these conditions will exist or how our businesses may be affected.

•	We have been committing increasing amounts of capital in many of our businesses and generally maintain large trading, specialist and investing positions. Market fluctuations and volatility may adversely affect the value of those positions, including, but not limited to, our interest rate and credit products, currency, commodity and equity positions, and our merchant banking investments, or may reduce our willingness to enter into new transactions. From time to time, we have incurred significant trading losses in periods of market turbulence. Conversely, certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses.

•	Increases in interest rates or credit spreads, as well as limitations on the availability of credit, such as occurred in the second half of 2007, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. We seek to finance our less liquid assets on a secured basis and disruptions in the credit markets are likely to make it harder and more expensive to fund these assets. In difficult credit markets, we may be forced to fund our operations at a higher cost or we may be unable to raise as much funding as we need to support our business activities. This could cause us to curtail our business activities and could increase our cost of funding, both of which could reduce our profitability.

•	Our investment banking business is affected by changes in market conditions. Industry-wide declines in the size and number of underwritings and mergers and acquisitions may have an adverse effect on our revenues and, because we may be unable to reduce expenses correspondingly, our profit margins. In particular, because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decrease in the number of large transactions due to uncertain or unfavorable market conditions may adversely affect our investment banking business. Our clients engaging in mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit or increased cost of credit may adversely affect the size, volume and timing of our clients’ merger and acquisition transactions — particularly large transactions — and adversely affect our financial advisory and underwriting businesses.

•	We receive asset-based management fees based on the value of our clients’ portfolios and, in some cases, we also receive incentive fees based on increases in the value of our clients’ portfolios. Reductions in the level of the equity markets or increases in interest rates tend to reduce the value of our clients’ portfolios, which in turn may reduce the fees we earn for managing assets. Increases in interest rates or attractive conditions in other investments could cause our clients to transfer their assets out of our funds or other products. Even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management, including through redemptions, and in the incentive and management fees we receive and might make it more difficult to attract new investors.

•	Market volatility has been relatively low in recent years, although it generally increased in the second half of 2007. An increase in volatility increases our measured risk, which might cause us to reduce our proprietary positions or to reduce certain of our business activities. In such circumstances, we may not be able to reduce our positions or our exposure in a timely, cost-effective way or in a manner sufficient to offset the increase in measured risk.

•	The volume of transactions that we execute for our clients and as a specialist or market maker may decline, which would reduce the revenues we receive from commissions and spreads. In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in trading losses and an increased need for liquidity. Weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our trading businesses and impair the value of our goodwill and identifiable intangible assets.

•	The emergence of a pandemic or other widespread health emergency, or concerns over the possibility of such an emergency, could create economic and financial disruptions in emerging markets and other areas throughout the world, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses around the world. In addition, unforeseen or catastrophic events, including health emergencies, terrorist attacks or natural disasters, could expose our insurance subsidiaries to significant losses.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses.

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators, and in times of market stress or other unforeseen circumstances previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. In the past, these types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these cases, it may be difficult to reduce our risk positions due to the activity of other market participants. In addition, we are increasingly investing our own capital in our alternative investment and merchant banking funds, and limitations on our ability to withdraw some or all of our investments in these funds, whether for legal, reputational or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of the Annual Report on Form 10-K.

Our liquidity, profitability and businesses may be adversely affected by an inability to access the debt capital markets or to sell assets, by a reduction in our credit ratings or by an inability of The Goldman Sachs Group, Inc. to access funds from its subsidiaries.

Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to sell assets or redeem our investments, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, or even by the perception among market participants that we are experiencing greater liquidity risk. The financial instruments that we hold and the contracts to which we are a party are increasingly complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Growth of our proprietary investing activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time, as is likely to occur in a liquidity or other market crisis. In addition, financial institutions with which we interact may exercise set-off rights or the right to require additional collateral, including in difficult market conditions, which could further impair our access to liquidity.

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

Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth and size of the entities to which we have credit exposures. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of our rights. Default rates, downgrades and disputes with counterparties as to the valuation of collateral tend to increase in times of market stress and illiquidity.

In addition, as part of our clearing business, we finance our client positions, and we could be held responsible for the defaults or misconduct of our clients. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect Goldman Sachs.

Concentration of risk increases the potential for significant losses.

Concentration of risk increases the potential for significant losses in our market-making, proprietary trading and investing, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our proprietary trading and investing businesses or commit capital to facilitate customer-driven business. The number and size of such transactions may affect our results of operations in a given period. For example, we regularly enter into large transactions as part of our trading businesses, including large blocks of securities sold in block trades rather than on a marketed basis. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for our competitors. In addition, we extend large commitments as part of our credit origination activities. Our inability to reduce our credit risk by selling, syndicating or securitizing these positions could negatively affect our results of operations due to a decrease in the fair value of the positions, as well as the loss of revenues associated with selling such securities or loans.

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

The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation and price. We believe that we will continue to experience pricing pressures in the future as some of our competitors seek to increase market share by reducing prices. Over time, there has been substantial consolidation and convergence among companies in the financial services industry. U.S. federal legislation, which significantly expanded the activities permissible for firms affiliated with a U.S. bank, has accelerated this consolidation and further increased competition. This trend toward consolidation and convergence has significantly increased the capital base and geographic reach of our competitors. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. As we expand into new business areas and new geographic regions, we will face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand.

Pricing and other competitive pressures in our investment banking business, as well as our other businesses, have continued to increase. For example, the trend in the underwriting business toward multiple book runners and co-managers handling transactions, where previously there would have been a single book runner, has adversely affected our business and reduced our revenues. In addition, we have experienced, due to competitive factors, pressure to extend and price credit at levels that may not always fully compensate us for the risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments. Finally, competitive pressures and other industry factors, including the increasing use by our clients of low-cost electronic trading, have caused and could continue to cause a reduction in commissions and spreads.

We face enhanced risks as new business initiatives lead us to transact with a broader array of clients and expose us to new asset classes and new markets.

A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client base and expose us to new asset classes and new markets. For example, in recent years we have begun providing loans to small and mid-sized businesses, originating and acquiring life insurance policies and originating residential mortgages, and we are increasingly transacting business and investing in new regions, including a wider range of emerging markets. In addition, we are increasingly offering complex structured products, including securitized derivatives, and alternative investments to a wider investor base, including retail investors, both directly and through third-party distribution channels. Furthermore, a number of our businesses, including our proprietary investing and merchant banking activities, cause us to directly or indirectly own interests in, or otherwise become affiliated with the ownership and operation of, public services, such as airports, toll roads, shipping ports, electric power generation facilities and other commodities infrastructure components, both within and outside the United States. Recent market conditions are likely to lead to an increase in opportunities to acquire distressed assets, and we may determine opportunistically to increase our exposure to these types of assets. These business activities expose us to new and enhanced risks, including reputational concerns arising from dealing with less sophisticated counterparties and investors, greater regulatory scrutiny of these activities, increased credit-related and operational risks, risks arising from accidents or acts of terrorism, and reputational concerns with the manner in which these assets are being operated or held.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to a large number of derivative transactions, including credit derivatives that require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery, particularly if default rates increase from the historically low levels over the past several years. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and in the event of a default may find it more difficult to enforce the contract. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

Shortcomings or failures in our internal processes, people or systems could lead to impairment of our liquidity, financial loss, disruption of our businesses, liability to clients, regulatory intervention or reputational damage. Our businesses are highly dependent on our ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. These transactions, as well as information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. As our client base and our geographical reach expands, developing and maintaining our operational systems and infrastructure becomes increasingly challenging. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, adversely affecting our ability to process these transactions or provide these services. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses.

We also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions, and as our interconnectivity with our clients grows, we will increasingly face the risk of operational failure with respect to our clients’ systems. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses, which has increased our exposure to operational failure, termination or capacity constraints of the particular financial intermediaries that we use and could affect our ability to find adequate and cost-effective alternatives in the event of any such failure, termination or constraint. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients and manage our exposure to risk.

Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by Goldman Sachs or third parties with which we conduct business. These disruptions may occur, for example, as a result of events that affect only the buildings of Goldman Sachs or such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings are located. Nearly all of our employees in our primary locations, including the New York metropolitan area, London, Frankfurt, Hong Kong, Tokyo and Bangalore, work in close proximity to one another, in one or more buildings. Notwithstanding our efforts to maintain business continuity, given that our headquarters and the largest concentration of our employees are in the New York metropolitan area, depending on the intensity and longevity of the event, a catastrophic event impacting our New York metropolitan area offices could very negatively affect our business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

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

We routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with clients and counterparties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of our clients and counterparties. An interception or mishandling of personal, confidential or proprietary information being sent to or received from a client or counterparty could result in legal liability, regulatory action and reputational harm. We are exposed to similar risks arising from the interception of personal, confidential or proprietary information sent to or received from, or the misuse or mishandling of personal, confidential or proprietary information by, vendors, service providers and other third parties who may receive such information from us, and our efforts to ensure that these third parties have appropriate controls in place may not be successful.

Conflicts of interest are increasing and a failure to appropriately identify and deal with conflicts of interest could adversely affect our businesses.

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

The SEC, the NYSE, FINRA, other federal and state regulators and regulators outside the United States, including in the United Kingdom and Japan, have announced their intention to increase their scrutiny of potential conflicts of interest, including through detailed examinations of specific transactions. There have been complaints filed against financial institutions, including Goldman Sachs, alleging the violation of antitrust laws arising from their joint participation in certain leveraged buyouts, referred to as “club deals,” as discussed under “Legal Proceedings — Private Equity-Sponsored Acquisitions Litigation” in Part I, Item 3 of the Annual Report on Form 10-K. In addition, a number of class action complaints have also been filed in connection with certain specific “club deal” transactions which name the relevant “club deal” participants among the defendants, including Goldman Sachs affiliates in several cases, and generally allege that the transactions constitute a breach of fiduciary duty by the target company and that the “club” participants aided and abetted such breach. We cannot predict the outcome of the litigation to which we are a party, and we may become subject to further litigation or regulatory scrutiny in the future in this regard.

We have extensive procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to identify and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or enforcement actions.

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

Our firm is subject to regulatory capital requirements at a number of levels, as described above under “Business — Regulation” in Part I, Item 1 of the Annual Report on Form 10-K. As a Consolidated Supervised Entity, we are subject to minimum capital standards on a consolidated basis. A number of our subsidiaries, including GS&Co., GSEC, GSI, GS Bank USA, our Irish banking entities, GSJCL and Goldman, Sachs & Co. oHG, are separately subject to their own minimum capital requirements imposed by various regulatory bodies. Complying with these requirements may cause us to limit our business activities or require us to liquidate assets or otherwise raise capital in a manner that adversely affects our shareholders and creditors. While we currently disclose these ratios to the SEC and the FSA and to rating agencies, we may be required or may determine to disclose publicly our group-wide Consolidated Supervised Entity capital ratios beginning in mid-2008. It is unclear how our ratios will compare to those of our competitors, or how our investors, counterparties or clients may react to any difference, positive or negative, in such ratios.

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

Technology is fundamental to our business and our industry. The growth of electronic trading and the introduction of new technologies is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our specialist businesses, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and spreads. As our clients increasingly use our systems to trade directly in the markets, we may incur liabilities as a result of their use of our order routing and execution infrastructure. The NYSE’s adoption and continued refinement of its hybrid market for trading securities may increase pressure on our Equities business as customers execute more of their NYSE-related trades electronically. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the relatively lower commissions arising from electronic trades.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees.

Competition from within the financial services industry and from businesses outside the financial services industry, such as hedge funds, private equity funds and venture capital funds, for qualified employees is intense. This is particularly the case in emerging markets, where we are often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region. Our performance is largely dependent on the talents and efforts of highly skilled individuals; therefore, our continued ability to compete effectively in our businesses and to expand into new businesses and geographic areas depends on our ability to attract new employees and to retain and motivate our existing employees. In addition, current and future laws (including laws relating to immigration and outsourcing) may restrict our ability to move responsibilities or personnel from one jurisdiction to another. This may impact our ability to take advantage of business opportunities or potential efficiencies.

Our power generation interests and related activities subject us to extensive regulation, as well as environmental and other risks associated with power generation activities.

The power generation facilities that we own and those that we operate, as well as our other power-related activities, are subject to extensive and evolving federal, state and local energy, environmental and other governmental laws and regulations, including environmental laws and regulations relating to, among others, air quality, water quality, waste management, natural resources, site remediation and health and safety. In the past several years, intensified scrutiny of the energy market by federal, state and local authorities and the public has resulted in increased regulatory and legal proceedings involving companies engaged in electric power generation and wholesale sales and trading of electricity and natural gas.

In addition, we may incur substantial costs in complying with current or future laws and regulations relating to power generation, including having to commit significant capital toward environmental monitoring, installation of pollution control equipment, payment of emission fees and carbon or other taxes, and application for, and holding of, permits and licenses at our power generation facilities. In certain instances, compliance with applicable laws and regulations may require us to cease or curtail operations of one or more of our power generation facilities.

Our power generation facilities are also subject to the risk of unforeseen or catastrophic events, including terrorist attacks, natural disasters or other hostile or catastrophic events. We may not have insurance against these risks or other risks, including environmental risks, that such facilities face, and, in cases in which we do have insurance, the insurance proceeds may be inadequate to cover our losses. Our overall businesses and reputation may be adversely affected by legal and regulatory proceedings, particularly those related to environmental matters, arising out of our power generation business, as well as by the occurrence of unforeseen or catastrophic events or negative publicity associated with our power-related activities.

The operation of our power generation facilities may be disrupted for many reasons, many of which are outside our control, including the breakdown or failure of power generation equipment, transmission lines or other equipment or processes, and performance below expected levels of output or efficiency. In addition, these facilities could be adversely affected by the failure of any of our third-party suppliers or service providers to perform their contractual obligations, including the failure to obtain raw materials necessary for operation at reasonable prices. Market conditions or other factors could cause a failure to satisfy or obtain waivers under agreements with third parties, including lenders and utilities, which impose significant obligations on our subsidiaries that own such facilities. The occurrence of any of such events may prevent the affected facilities from performing under applicable power sales agreements, may impair their operations or financial results and may result in litigation or other reputational harm.

In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

Our businesses and operations are increasingly expanding into new regions throughout the world, including emerging markets, and we expect this trend to continue. Various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, capital and currency exchange controls, and low or negative growth rates in their economies. The possible effects of any of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.

Item 1B.  Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.  Properties

Our principal executive offices are located at 85 Broad Street, New York, New York, and comprise approximately one million rentable square feet of leased space, pursuant to a lease agreement expiring in June 2011. We also occupy over 680,000 rentable square feet at One New York Plaza under lease agreements expiring primarily in 2009 (with options to renew for up to five additional years), and we lease space at various other locations in the New York metropolitan area. In total, we lease approximately 3.8 million rentable square feet in the New York metropolitan area.

In August 2005, we leased from Battery Park City Authority a parcel of land in lower Manhattan, pursuant to a ground lease. We are currently constructing a 2.1 million gross square foot office building on the site that will serve as our world headquarters. Under the lease, Battery Park City Authority holds title to all improvements, including the office building, subject to Goldman Sachs’ right of exclusive possession and use through May 2069, the expiration date of the lease.

Under the terms of the ground lease, we made a lump-sum ground rent payment in June 2007 of $161 million, which was paid into escrow, to be released to the Battery Park City Authority pending performance of specified state and city obligations. We are required to make additional periodic payments during the term of the lease. We are obligated under the ground lease to construct the office building by 2011 (subject to extensions in the case of force majeure) in accordance with certain pre-approved design standards. Construction began on the building in November 2005, and we expect initial occupancy of the building during 2009. The building is projected to cost between $2.3 billion and $2.5 billion, including acquisition, development, fitout and furnishings, financing and other related costs.

We are receiving a number of benefits from the City and State of New York based on our agreement to construct our world headquarters in lower Manhattan. These benefits are subject to recoupment or recapture if we do not proceed in accordance with our agreements with the City and State of New York.

We have offices at 30 Hudson Street in Jersey City, New Jersey, which we own and which include approximately 1.6 million gross square feet of office space, and we own over 575,000 square feet of additional office space spread among four locations in New York and New Jersey. We have additional offices in the U.S. and elsewhere in the Americas, which together comprise approximately 2.5 million rentable square feet of leased space.

In Europe, the Middle East and Africa, we have offices that total approximately 2.0 million rentable square feet. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we lease approximately 1.5 million rentable square feet in London through various leases, relating to various properties.

In Asia, we have offices that total approximately 1.3 million rentable square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently lease approximately 390,000 rentable square feet through a lease that will expire in 2018. In Hong Kong, we currently lease approximately 220,000 rentable square feet under lease agreements, the majority of which will expire in 2011.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. In 2007, we incurred exit costs of $128 million related to office space in New York. We may incur additional exit costs in 2008 and thereafter to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

Certain purported class actions have been brought in the U.S. District Court for the Southern District of New York, beginning on November 3, 1998, by purchasers of securities in public offerings as well as certain purported issuers of such offerings, that allege that the defendants have conspired to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings in violation of federal antitrust laws. On March 15, 1999, the purchaser plaintiffs filed a consolidated amended complaint seeking treble damages as well as injunctive relief. The district court has granted a motion to dismiss with prejudice the purchasers’ damages claims. The district court denied class certification with respect to the damages claims asserted by the issuers of securities, but the U.S. Court of Appeals for the Second Circuit granted the issuer plaintiffs’ petition to review that certification decision on an interlocutory basis and reversed and remanded by a decision, dated September 11, 2007. The issuer plaintiffs have renewed their request for certification on remand.

Goldman, Sachs & Co. has also, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits filed in the U.S. District Court for the Southern District of New York alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements tying allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, and that the alleged arrangements resulted in market manipulation. The federal district court denied the motion to dismiss in all material respects relating to the underwriter defendants and generally granted plaintiffs’ motion for class certification in six “focus cases.” The U.S. Court of Appeals for the Second Circuit reversed the district court’s order granting class certification, denied plaintiffs’ applications for rehearing and rehearing en banc, and remanded. On August 14, 2007, plaintiffs amended their complaints in the six “focus cases” as well as their master allegations for all such cases to reflect new class related allegations. On September 27, 2007, plaintiffs filed a new motion for class certification in the district court, and on November 14, 2007, Goldman, Sachs & Co. and the other defendants moved to dismiss the amended complaints.

The Goldman Sachs Group, Inc. is among numerous underwriting firms named as defendants in a number of complaints filed commencing October 3, 2007, in the U.S. District Court for the Western District of Washington alleging violations of the federal securities laws in connection with offerings of securities for 16 issuers during 1999 and 2000. The complaints generally assert that the underwriters, together with each issuer’s directors, officers and principal shareholders, entered into purported agreements to tie allocations in the offerings to increased brokerage commissions and aftermarket purchase orders. The complaints further allege that, based upon these and other purported agreements, the underwriters violated the reporting provisions of, and are subject to short-swing profit recovery under, Section 16 of the Securities Exchange Act of 1934. On October 29, 2007, the cases were reassigned to a single district judge.

Goldman, Sachs & Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, unspecified compensatory damages resulting from the alleged lower amount of offering proceeds. The court granted Goldman, Sachs & Co.’s motion to dismiss as to five of the claims; plaintiff appealed from the dismissal of the five claims, and Goldman, Sachs & Co. appealed from the denial of its motion as to the remaining claim. The New York Appellate Division, First Department affirmed in part and reversed in part the lower court’s ruling on the firm’s motion to dismiss, permitting all claims to proceed except the claim for fraud, as to which the appellate court granted leave to replead, and the New York Court of Appeals affirmed in part and reversed in part, dismissing claims for breach of contract, professional malpractice and unjust enrichment, but permitting claims for breach of fiduciary duty and fraud to continue. On remand to the lower court, Goldman, Sachs & Co. moved to dismiss the surviving claims or, in the alternative, for summary judgment, but the motion was denied by a decision dated March 21, 2006. Plaintiff has moved for leave to amend the complaint again, and Goldman, Sachs & Co. has cross-moved to dismiss.

The Goldman Sachs Group, Inc. and certain of its affiliates have, together with various underwriters in certain offerings, received subpoenas and requests for documents and information from various governmental agencies and self-regulatory organizations in connection with investigations relating to the public offering process. Goldman Sachs has cooperated with these investigations.

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

The defendants in the actions include Iridium, certain of its officers and directors, Motorola, Inc. (an investor in Iridium) and the lead underwriters in the offering, including Goldman, Sachs & Co. The complaints in both actions allege violations of the disclosure requirements of the federal securities laws and seek compensatory and/or rescissory damages. Defendants’ motion to dismiss was denied. The district court has certified two subclasses. The district court denied the plaintiffs’ motion for summary judgment as to claims under Section 11 of the Securities Act of 1933, but granted summary judgment dismissing claims under Section 12(a)(2) of the Securities Act against Goldman, Sachs & Co. and all but one of the other underwriter defendants. On November 3, 2006, the underwriter defendants entered into an agreement in principle to settle all claims against them for a settlement payment of $8.25 million. The settlement is subject to, among other things, documentation and court approval.

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

On September 11, 2000, several Dutch World Online shareholders as well as a Dutch entity purporting to represent the interests of certain World Online shareholders commenced a proceeding in Amsterdam District Court against “ABN AMRO Bank N.V., also acting under the name of ABN AMRO Rothschild,” alleging misrepresentations and omissions relating to the initial public offering of World Online. The lawsuit seeks, among other things, the return of the purchase price of the shares purchased by the plaintiffs or unspecified damages. The court held that the claims failed and dismissed the complaint and the Amsterdam Court of Appeal affirmed dismissal of the complaint.

In March 2001, a Dutch shareholders association initiated legal proceedings for an unspecified amount of damages against Goldman Sachs International in Amsterdam District Court in connection with the World Online offering. The court rejected the claims against Goldman Sachs International, but found World Online liable in an amount to be determined. The Dutch shareholders association appealed from the dismissal of their claims against Goldman Sachs International. By a decision dated May 3, 2007, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court dismissing the complaint, holding that certain of the alleged disclosure deficiencies were actionable. On July 24, 2007, the shareholder association appealed from the Netherlands Court of Appeals decision to the extent that it affirmed the decision of the district court dismissing the complaint. On November 2, 2007, Goldman Sachs International joined the other defendants in appealing from the Court of Appeals decision to the extent that it reversed the district court’s dismissal.

Research Independence Matters

Goldman, Sachs & Co. is one of several investment firms that have been named as defendants in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with research coverage of certain issuers and seeking compensatory damages. In one such action, relating to coverage of RSL Communications, Inc. commenced on July 15, 2003, Goldman, Sachs & Co.’s motion to dismiss the complaint was denied. The district court granted the plaintiffs’ motion for class certification and the U.S. Court of Appeals for the Second Circuit, by an order dated January 26, 2007, vacated the district court’s class certification and remanded for reconsideration. Goldman, Sachs & Co. is also a defendant in several actions relating to research coverage of Exodus Communications, Inc. that commenced beginning in May 2003. The actions were consolidated, Goldman, Sachs & Co.’s motion to dismiss was granted with leave to replead, and plaintiff filed a second amended complaint. The defendants’ motion to dismiss the second amended complaint was granted by order dated December 4, 2007. Plaintiff moved for reconsideration on December 21, 2007.

A purported shareholder derivative action was filed in New York Supreme Court, New York County on June 13, 2003 against The Goldman Sachs Group, Inc. and its board of directors, which, as amended on March 3, 2004 and June 14, 2005, alleges that the directors breached their fiduciary duties in connection with the firm’s research as well as the firm’s IPO allocations practices.

The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Henry M. Paulson, Jr., the former Chairman and Chief Executive Officer of The Goldman Sachs Group, Inc., have been named as defendants in a purported class action filed originally on July 18, 2003 in the U.S. District Court for the District of Nevada on behalf of purchasers of The Goldman Sachs Group, Inc. stock from July 1, 1999 through May 7, 2002. The complaint alleges that defendants breached their fiduciary duties and violated the federal securities laws in connection with the firm’s research activities. The complaint seeks, among other things, unspecified compensatory damages and/or rescission. The action was transferred on consent to the U.S. District Court for the Southern District of New York, and the district court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed a second amended complaint, and defendants filed a motion to dismiss. In a decision dated September 29, 2006, the federal district court granted Mr. Paulson’s motion to dismiss with leave to replead but otherwise denied the motion. Plaintiffs have moved for class certification.

The Goldman Sachs Group, Inc. and its affiliates, together with other financial services firms, have received requests for information from various governmental agencies and self-regulatory organizations in connection with their review of research independence issues. Goldman Sachs has cooperated with these requests. See “Business — Regulation — Regulations Applicable in and Outside the United States” in Part I, Item 1 of the Annual Report on Form 10-K for a discussion of our global research settlement.

Enron Litigation Matters

Goldman Sachs affiliates are defendants in certain actions arising relating to Enron Corp., which filed for protection under the U.S. bankruptcy laws on December 2, 2001.

Goldman, Sachs & Co. and co-managing underwriters have been named as defendants in certain purported securities class and individual actions commenced beginning on December 14, 2001 in the U.S. District Court for the Southern District of Texas and California Superior Court brought by purchasers of $255,875,000, (including over-allotments) of Exchangeable Notes of Enron Corp. in August 1999. The notes were mandatorily exchangeable in 2002 into shares of Enron Oil & Gas Company held by Enron Corp. or their cash equivalent. The complaints also name as defendants The Goldman Sachs Group, Inc. as well as certain past and present officers and directors of Enron Corp.

and the company’s outside accounting firm. The complaints generally allege violations of the disclosure requirements of the federal securities laws and/or state law, and seek compensatory damages. Goldman, Sachs & Co. underwrote $127,937,500 (including over-allotments) principal amount of the notes. The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. moved to dismiss the class action complaint in the Texas federal court and the motion was granted as to The Goldman Sachs Group, Inc. but denied as to Goldman, Sachs & Co. One of the plaintiffs has moved for class certification. Goldman, Sachs & Co. has moved for judgment on the pleadings against all plaintiffs. On October 18, 2007, the parties reached a settlement agreement in principle pursuant to which Goldman, Sachs & Co. has contributed $11.5 million to a settlement fund, subject to definitive documentation and court approval. Plaintiffs in various consolidated actions relating to Enron entered into a settlement with Banc of America Securities LLC on July 2, 2004 and with Citigroup, Inc. on June 10, 2005, including with respect to claims relating to the Exchangeable Notes offering, as to which affiliates of those settling defendants were two of the three underwriters (together with Goldman, Sachs & Co.).

Several funds which allegedly sustained investment losses of approximately $125 million in connection with secondary market purchases of the Exchangeable Notes as well as Zero Coupon Convertible Notes of Enron Corp. commenced an action in the U.S. District Court for the Southern District of New York on January 16, 2002. As amended, the lawsuit names as defendants the underwriters of the August 1999 offering and the company’s outside accounting firm, and alleges violations of the disclosure requirements of the federal securities laws, fraud and misrepresentation. The Judicial Panel on Multidistrict Litigation has transferred that action to the Texas federal district court for purposes of coordinated or consolidated pretrial proceedings with other matters relating to Enron Corp. Goldman, Sachs & Co. moved to dismiss the complaint and the motion was granted in part and denied in part. The district court granted the funds’ motion for leave to file a second amended complaint on January 22, 2007.

Goldman, Sachs & Co. is among numerous defendants in two substantively identical actions filed in the U.S. Bankruptcy Court for the Southern District of New York beginning in November 2003 seeking to recover as fraudulent transfers and/or preferences payments made by Enron Corp. in repurchasing its commercial paper shortly before its bankruptcy filing. Goldman, Sachs & Co., which had acted as a commercial paper dealer for Enron Corp., resold to Enron Corp. approximately $30 million of commercial paper as principal, and as an agent facilitated Enron Corp.’s repurchase of approximately $340 million additional commercial paper from various customers who have also been named as defendants. The bankruptcy court denied Goldman, Sachs & Co.’s motion to dismiss as well as similar motions by other defendants. On August 1, 2005, various defendants including Goldman, Sachs & Co. petitioned to have the denial of their motion to dismiss reviewed by the U.S. District Court for the Southern District of New York. On November 21, 2007, Goldman, Sachs & Co. moved to remove the standing reference by the federal district court.

Exodus Securities Litigation

By an amended complaint dated July 11, 2002, Goldman, Sachs & Co. and the other lead underwriters for the February 2001 offering of 13,000,000 shares of common stock and $575,000,000 of 5 1/4% convertible subordinated notes of Exodus Communications, Inc. were added as defendants in a purported class action pending in the U.S. District Court for the Northern District of California. The complaint, which also names as defendants certain officers and directors of Exodus Communications, Inc., alleges violations of the disclosure requirements of the federal securities laws and seeks compensatory damages. The district court granted the defendants’ motion to dismiss with leave to replead, and the plaintiffs filed a third amended complaint. The district court denied the underwriter defendants’ motion to dismiss the third amended complaint. The underwriter defendants’ motion for reconsideration and clarification was denied. By a decision dated June 2, 2006, the district court granted summary judgment dismissing the complaint on the grounds that the plaintiffs’ purchases of Exodus securities were not traceable to the relevant offerings. Two new putative plaintiffs filed motions to intervene, those motions were denied and a motion by the putative intervenors to vacate the resulting judgment was also denied. Plaintiffs filed an appeal and the underwriter defendants cross-appealed on December 11, 2006 to the extent that certain earlier grounds for dismissal had been rejected by the district court.

Goldman, Sachs & Co. underwrote 5,200,000 shares of common stock for a total offering price of approximately $96,200,000, and $230,000,000 principal amount of the notes. On September 26, 2001, Exodus Communications, Inc. filed for protection under the U.S. bankruptcy laws.

Montana Power Litigation

Goldman, Sachs & Co. and The Goldman Sachs Group, Inc. have been named as defendants in a purported class action commenced originally on October 1, 2001 in Montana District Court, Second Judicial District on behalf of former shareholders of Montana Power Company. The complaint generally alleges that Montana Power Company violated Montana law by failing to procure shareholder approval of certain corporate strategies and transactions, that the company’s board breached its fiduciary duties in pursuing those strategies and transactions, and that Goldman, Sachs & Co. aided and abetted the board’s breaches and rendered negligent advice in its role as financial advisor to the company. The complaint seeks, among other things, compensatory damages. In addition to Goldman, Sachs & Co. and The Goldman Sachs Group, Inc., the defendants include Montana Power Company, certain of its officers and directors, an outside law firm for the Montana Power Company, and certain companies that purchased assets from Montana Power Company and its affiliates. The Montana state court denied the Goldman Sachs defendants’ motions to dismiss. Following the bankruptcies of certain defendants in the action, defendants removed the action to federal court, the U.S. District Court for the District of Montana, Butte Division.

On October 26, 2004, a creditors committee of Touch America Holdings, Inc. brought an action against Goldman, Sachs & Co., The Goldman Sachs Group, Inc., and a former outside law firm for Montana Power Company in Montana District Court, Second Judicial District. The complaint asserts that Touch America Holdings, Inc. is the successor to Montana Power Corporation and alleges substantially the same claims as in the purported class action. Defendants removed the action to federal court. Defendants moved to dismiss the complaint, but the motion was denied by a decision dated June 10, 2005.

Adelphia Communications Fraudulent Conveyance Litigation

Goldman, Sachs & Co. is among numerous entities named as defendants in two adversary proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. Those proceedings have now been consolidated in a single amended complaint filed by the Adelphia Recovery Trust on October 31, 2007. The complaint seeks, among other things, to recover, as fraudulent conveyances, payments made allegedly by Adelphia Communications, Inc. and its affiliates to certain brokerage firms, including approximately $62.9 million allegedly paid to Goldman, Sachs & Co., in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc. Goldman, Sachs & Co. moved to dismiss the claim related to such margin payments on December 21, 2007.

Specialist Matters

Spear, Leeds & Kellogg Specialists LLC (SLKS) and certain affiliates have received requests for information from various governmental agencies and self-regulatory organizations as part of an industry-wide investigation relating to activities of floor specialists in recent years. Goldman Sachs has cooperated with the requests.

On March 30, 2004, certain specialist firms on the NYSE, including SLKS, without admitting or denying the allegations, entered into a final global settlement with the SEC and the NYSE covering certain activities during the years 1999 through 2003. The SLKS settlement involves, among other things, (i) findings by the SEC and the NYSE that SLKS violated certain federal securities laws and NYSE rules, and in some cases failed to supervise certain individual specialists, in connection with trades that allegedly disadvantaged customer orders, (ii) a cease and desist order against SLKS, (iii) a censure of SLKS, (iv) SLKS’ agreement to pay an aggregate of $45.3 million in disgorgement and a penalty to be used to compensate customers, (v) certain undertakings with respect to SLKS’ systems and procedures, and (vi) SLKS’ retention of an independent consultant to review and evaluate certain of SLKS’ compliance systems, policies and procedures. Comparable findings were made and sanctions imposed in the settlements with other specialist firms. The settlement did not resolve the related private civil actions against SLKS and other firms or regulatory investigations involving individuals or conduct on other exchanges.

SLKS, Spear, Leeds & Kellogg, L.P. and The Goldman Sachs Group, Inc. are among numerous defendants named in purported class actions brought beginning in October 2003 on behalf of investors in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws and state common law in connection with NYSE floor specialist activities. The actions seek unspecified compensatory damages, restitution and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. Plaintiffs filed a consolidated amended complaint on September 16, 2004. The defendants’ motion to dismiss the amended complaint was granted in part and denied in part by a decision dated December 13, 2005. On June 28, 2007, plaintiffs filed a motion seeking to certify a class.

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

Refco Securities Litigation

Goldman, Sachs & Co. and the other lead underwriters for the August 2005 initial public offering of 26,500,000 shares of common stock of Refco Inc. are among the defendants in various putative class actions filed in the U.S. District Court for the Southern District of New York beginning in October 2005 by investors in Refco Inc. in response to certain publicly reported events that culminated in the October 17, 2005 filing by Refco Inc. and certain affiliates for protection under U.S. bankruptcy laws. The actions, which have been consolidated, allege violations of the disclosure requirements of the federal securities laws and seek compensatory damages. In addition to the underwriters, the consolidated complaint names as defendants Refco Inc. and certain of its affiliates, certain officers and directors of Refco Inc., Thomas H. Lee Partners, L.P. (which held a majority of Refco Inc.’s equity through certain funds it manages), Grant Thornton (Refco Inc.’s outside auditor), and BAWAG P.S.K. Bank fur Arbeit und Wirtschaft und Osterreichische Postsparkasse Aktiengesellschaft (BAWAG). Lead plaintiffs entered into a settlement with BAWAG, which was approved following certain amendments on June 29, 2007. Goldman, Sachs & Co. underwrote 5,639,200 shares of common stock at a price of $22 per share for a total offering price of approximately $124 million.

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

Short-Selling Litigation

The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are among the numerous financial services firms that have been named as defendants in a purported class action filed on April 12, 2006 in the U.S. District Court for the Southern District of New York by customers who engaged in short-selling transactions in equity securities since April 12, 2000. The amended complaint generally alleges that the customers were charged fees in connection with the short sales but that the applicable securities were not necessarily borrowed to effect delivery, resulting in failed deliveries, and that the defendants conspired to set a minimum threshold borrowing rate for securities designated as hard to borrow. The complaint asserts a claim under the federal antitrust laws, as well as claims under the New York Business Law and common law, and seeks treble damages as well as injunctive relief. Defendants’ motion to dismiss the complaint was granted by a decision dated December 20, 2007. On January 18, 2008, plaintiffs appealed from this decision.

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

The Goldman Sachs Group, Inc. was named as a defendant in two purported derivative actions, and Goldman, Sachs & Co. is named as a defendant in one of such actions, commenced beginning on June 29, 2007 in the U.S. District Court for the District of Columbia by Fannie Mae shareholders on behalf of Fannie Mae. The claims against the Goldman Sachs defendants are substantively identical to the claims raised in the previous derivative action which had been voluntarily dismissed subject to a tolling agreement. Both complaints generally allege that the firm’s conduct in connection with the REMIC transactions constituted aiding and abetting a breach of fiduciary duty by certain Fannie Mae officers and directors as well as a breach of contract. The complaints also name as defendants certain former officers and directors of Fannie Mae as well as an outside accounting firm. The complaints seek, inter alia, unspecified damages.

General American Litigation

On February 13, 2007, the liquidators of General American Mutual Holding Corporation amended a pre-existing complaint pending in Missouri Circuit Court against one of the company’s former officers to assert new claims against The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. The amended complaint asserts that the Goldman Sachs defendants breached certain duties and violated Missouri law in the course of acting as the company’s financial advisor during 1998-1999 in connection with the exploration of a potential demutualization and initial public offering, and the ensuing sale of certain company assets. The complaint seeks compensatory and punitive damages. On July 18, 2007, the court denied motions by The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. to dismiss the complaint, and to drop them as parties from the pre-existing action.

Executive Compensation Litigation

On March 16, 2007, The Goldman Sachs Group, Inc., its board of directors, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York challenging the sufficiency of the firm’s February 21, 2007 Proxy Statement and the compensation of certain employees. The complaint generally alleges that the Proxy Statement undervalues stock option awards disclosed therein, that the recipients received excessive awards because the proper methodology was not followed, and that the firm’s senior management received excessive compensation, constituting corporate waste. The complaint seeks, among other things, an injunction against the 2007 Annual Meeting of Shareholders, the voiding of any election of directors in the absence of an injunction and an equitable accounting for the allegedly excessive compensation. On July 20, 2007, defendants moved to dismiss the complaint.

On January 17, 2008, The Goldman Sachs Group, Inc., its board of directors, executive officers and members of its management committee were named as defendants in a related purported shareholder derivative action brought by the same plaintiff in the same court predicting that the firm’s 2008 Proxy Statement will violate the federal securities laws by undervaluing certain stock option awards and alleging that senior management received excessive compensation for 2007. The complaint seeks, among other things, an injunction against the distribution of the 2008 Proxy Statement, the voiding of any election of directors in the absence of an injunction and an equitable accounting for the allegedly excessive compensation. On January 25, 2008, the plaintiff moved for a preliminary injunction to prevent the 2008 Proxy Statement from using options valuations that the plaintiff alleges are incorrect and to require the amendment of SEC Form 4s filed by certain of the executive officers named in the complaint to reflect the stock option valuations alleged by the plaintiff. Defendants have yet to respond.

Mortgage-Related Matters

Goldman, Sachs & Co. and certain of its affiliates, together with other financial services firms, have received requests for information from various governmental agencies and self-regulatory organizations relating to subprime mortgages, and securitizations, collateralized debt obligations and synthetic products related to subprime mortgages. Goldman, Sachs & Co. and its affiliates are cooperating with the requests.

On January 10, 2008, the City of Cleveland filed an action in the Ohio Court of Common Pleas, Cuyahoga County, against numerous financial institutions, including The Goldman Sachs Group, Inc., alleging that the defendants’ activities in connection with securitizations of subprime mortgages created a “public nuisance” in Cleveland. The complaint seeks, among other things, unspecified compensatory damages. The defendants have yet to respond. The action was removed to the U.S. District Court for the Northern District of Ohio, Eastern Division, and on January 17, 2008, the City of Cleveland moved to remand the action to state court.

Private Equity-Sponsored Acquisitions Litigation

The Goldman Sachs Group, Inc. and “GS Capital Partners” are among numerous private equity firms and investment banks named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. The complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the Sherman Act and common law.

Defendants have yet to respond.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 30, 2007.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.

Set forth below are the name, age, present title, principal occupation and certain biographical information as of January 28, 2008 for our executive officers, as well as for Edward C. Forst, who was an executive officer until December 1, 2007. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 53

Mr. Blankfein has been our Chairman and Chief Executive Officer since June 2006, and a director since April 2003. Previously, he had been our President and Chief Operating Officer since January 2004. Prior to that, from April 2002 until January 2004, he was a Vice Chairman of Goldman Sachs, with management responsibility for Goldman Sachs’ Fixed Income, Currency and Commodities Division (FICC) and Equities Division. Prior to becoming a Vice Chairman, he had served as co-head of FICC since its formation in 1997. From 1994 to 1997, he headed or co-headed the Currency and Commodities Division. Mr. Blankfein is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of the Harvard University Committee on University Resources, the Advisory Board of the Tsinghua University School of Economics and Management and the Governing Board of the Indian School of Business, an overseer of the Weill Medical College of Cornell University, and a director of the Partnership for New York City and Catalyst.

Alan M. Cohen, 57

Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004. From 1991 until January 2004, he was a partner in the law firm of O’Melveny & Myers LLP.

Gary D. Cohn, 47

Mr. Cohn has been our President and Co-Chief Operating Officer and a director since June 2006. Previously, he had been the co-head of Goldman Sachs’ global securities businesses since January 2004. He also had been the co-head of Equities since 2003 and the co-head of FICC since September 2002. From March 2002 to September 2002, he served as co-chief operating officer of FICC. Prior to that, beginning in 1999, Mr. Cohn managed the FICC macro businesses. From 1996 to 1999, he was the global head of Goldman Sachs’ commodities business. Mr. Cohn is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of the Treasury Borrowing Advisory Committee of the Securities Industry and Financial Markets Association and as a trustee of the Gilmour Academy, the NYU Child Study Center, the NYU Hospital, the NYU Medical School, the Harlem Children’s Zone and American University.

Edward C. Forst, 47

Mr. Forst has been the co-head of our Investment Management Division since November 2007. Prior to that, he had been an Executive Vice President of Goldman Sachs and our Chief Administrative Officer since February 2004. He also had been our Chief of Staff for FICC from November 2003 to February 2004 (after having served in that position earlier from July 2000 to March 2002), our Chief of Staff for the Equities Division from August 2003 to February 2004, and co-head of Global Credit Markets in FICC from March 2002 to August 2003. Prior to July 2000, Mr. Forst served as co-head of our Global Bank Debt business. Mr. Forst served as the Chair of the Securities Industry and Financial Markets Association through November 2007. He also serves as a trustee of Carnegie Hall, a non-profit organization, and as Co-Chair of the Harvard University Committee on Student Excellence and Opportunity.

Kevin W. Kennedy, 59

Mr. Kennedy has been our Executive Vice President — Human Capital Management since December 2001. From 1999 until 2001, he served as a member of the Executive Office. From 1994 to 1999, he served as head of the Americas Group, in the Investment Banking Division, and, from 1988 to 1994, as head of Corporate Finance. Mr. Kennedy is a life trustee and a former Chairman of the Board of Hamilton College, a Managing Director and Secretary and Treasurer of the Board of the Metropolitan Opera, a trustee of the New York Public Library, Chairman of the Board of Directors of the Wallace Foundation and an honorary trustee of the Chewonki Foundation.

Gregory K. Palm, 59

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and head or co-head of the Legal Department since May 1992.

Esta E. Stecher, 50

Ms. Stecher has been an Executive Vice President of Goldman Sachs and our General Counsel and co-head of the Legal Department since December 2000. From 1994 to 2000, she was head of the firm’s Tax Department, over which she continues to have senior oversight responsibility. She is also a trustee of Columbia University.

David A. Viniar, 52

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

John S. Weinberg, 50

Mr. Weinberg has been a Vice Chairman of Goldman Sachs since June 2006. He has been co-head of Goldman Sachs’ Investment Banking Division since December 2002. From January 2002 to December 2002, he was co-head of the Investment Banking Division in the Americas. Prior to that, he served as co-head of the Investment Banking Services Department since 1997. He is affiliated with certain non-profit organizations, including as a board member at NewYork-Presbyterian Hospital, The Steppingstone Foundation, the Greenwich Country Day School and Community Anti-Drug Coalitions of America. Mr. Weinberg also serves on the Visiting Committee for Harvard Business School.

Jon Winkelried, 48

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

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during fiscal 2006 and 2007 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of the Annual Report on Form 10-K. As of January 18, 2008, there were 7,784 holders of record of our common stock.

During fiscal 2007 and 2006, a dividend of $0.25 per share of common stock was declared on December 14, 2005 and dividends of $0.35 per share of common stock were declared on March 13, 2006, June 12, 2006, September 11, 2006, December 11, 2006, March 12, 2007, June 13, 2007 and September 19, 2007. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by our board of directors.

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

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of our fiscal year ended November 30, 2007.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares That May
	Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (2)	Share	or Programs (3)	Programs (3)

Month #1 (September 1, 2007 to September 28, 2007)	747,400	$211.67	747,400	22,242,899

Month #2 (September 29, 2007 to October 26, 2007)	6,394,800	$226.22	6,394,800	15,848,099

Month #3 (October 27, 2007 to November 30, 2007)	4,495,500	$240.09	4,495,500	11,352,599

Total (1)	11,637,700	$230.64	11,637,700

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through and including the date of the earnings release for such quarter.

(2)	No shares were purchased other than through our publicly announced repurchase program during the fourth quarter of our fiscal year ended November 30, 2007.

(3)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. Taking into account the increased authorization in December 2007, the total remaining authorization under the repurchase program was 65,412,649 shares as of January 18, 2008; the repurchase program has no set expiration or termination date.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of the Annual Report on Form 10-K.

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

Our activities are divided into three segments:

•	Investment Banking. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals.

•	Trading and Principal Investments. We facilitate client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals and take proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. In addition, we engage in market-making and specialist activities on equities and options exchanges and clear client transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investing activities, we make principal investments directly and through funds that we raise and manage.

•	Asset Management and Securities Services. We provide investment advisory and financial planning services and offer investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse group of institutions and individuals worldwide and provide prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide.

Unless specifically stated otherwise, all references to 2007, 2006 and 2005 refer to our fiscal years ended, or the dates, as the context requires, November 30, 2007, November 24, 2006 and November 25, 2005, respectively.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries. References herein to the Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those discussed below under “— Certain Risk Factors That May Affect Our Business” as well as “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K and “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of the Annual Report on Form 10-K.

Executive Overview

Our diluted earnings per common share were $24.73 for 2007 compared with $19.69 for 2006. During 2007, we achieved record results in the Americas, Europe and Asia, and derived over one-half of our pre-tax earnings outside of the Americas. Return on average tangible common shareholders’ equity (1) was 38.2% and return on average common shareholders’ equity was 32.7% for 2007. Book value per common share increased 25% to $90.43 at year end. During 2007, we repurchased 41.2 million shares of our common stock for a total cost of $8.96 billion.

In 2007, we generated record diluted earnings per common share, which exceeded the prior year record results by 26%. Each of our three segments produced record net revenues. The increase in Trading and Principal Investments reflected higher net revenues in Equities, Fixed Income, Currency and Commodities (FICC) and Principal Investments. Net revenues in Equities increased 33% compared with 2006, reflecting significantly higher net revenues in both our customer franchise businesses and principal strategies. During 2007, Equities operated in an environment characterized by strong customer-driven activity, generally higher equity prices and higher levels of volatility, particularly during the second half of the year. The increase in FICC reflected significantly higher net revenues in currencies and interest rate products. In addition, net revenues in mortgages were higher despite a significant deterioration in the mortgage market throughout the year, while net revenues in credit products were strong, but slightly lower compared with 2006. Credit products included substantial gains from equity investments, including a gain of approximately $900 million related to the disposition of Horizon Wind Energy L.L.C., as well as a loss of approximately $1 billion, net of hedges, related to non-investment-grade credit origination activities. During 2007, FICC operated in an environment generally characterized by strong customer-driven activity and favorable market opportunities. However, during the year, the mortgage market experienced significant deterioration and, in the second half of the year, the broader credit markets were characterized by wider spreads and reduced levels of liquidity. We continued to capitalize on trading and investing opportunities for our clients and ourselves and, accordingly, our market risk increased, particularly in interest rate and equity products. In addition, our total assets surpassed $1 trillion during the year, as we grew our balance sheet in order to support these opportunities, as well as to support increased activity in Securities Services. The increase in Principal Investments reflected strong results in both corporate and real estate investing.

The increase in Investment Banking reflected a 64% increase in Financial Advisory net revenues and a strong performance in our Underwriting business. The increase in Financial Advisory primarily reflected growth in industry-wide completed mergers and acquisitions. The increase in Underwriting reflected higher net revenues in debt underwriting, as leveraged finance activity was strong during the first half of our fiscal year, while net revenues in equity underwriting were strong but essentially unchanged from 2006. Our investment banking transaction backlog at the end of 2007 was higher than it was at the end of 2006. (2)

Net revenues in Asset Management and Securities Services also increased. The increase in Securities Services primarily reflected significant growth in global customer balances. The increase in Asset Management reflected significantly higher asset management fees, partially offset by significantly lower incentive fees. During the year, assets under management increased $192 billion, or 28%, to a record $868 billion, including net inflows of $161 billion.

(1)	Return on average tangible common shareholders’ equity (ROTE) is computed by dividing net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROTE.

(2)	Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

In 2008, we will remain focused on our clients, geographic expansion and the importance of effective risk management. We continue to see opportunities for growth in the businesses and geographic areas in which we operate and, in particular, we believe continued expansion of the economies of Brazil, Russia, India and China, as well as those of the Middle East, will offer opportunities for us to increase our presence in those markets.

Though we generated particularly strong results in 2007, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “— Certain Risk Factors That May Affect Our Business” below as well as “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

Business Environment

As an investment banking, securities and investment management firm, our businesses are materially affected by conditions in the financial markets and economic conditions generally, both in the United States and elsewhere around the world. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent, liquid and efficient capital markets, low inflation, high business and investor confidence and strong business earnings. These factors provide a positive climate for our investment banking activities, for many of our trading and investing businesses and for wealth creation, which contributes to growth in our asset management business. During the first half of 2007, global economic growth was generally solid, inflation remained contained, global equity markets rose and corporate activity levels were strong. However, during the second half of 2007, significant weakness and volatility in global credit markets, particularly in the U.S. and Europe, spread to broader financial markets and began to affect global economic growth. For a further discussion of how market conditions can affect our businesses, see “— Certain Risk Factors That May Affect Our Business” below as well as “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K. A further discussion of the business environment in 2007 is set forth below.

Global. Growth in the global economy slowed over the course of 2007. Although the pace of economic growth was solid through the beginning of our third fiscal quarter, global growth in the latter part of our fiscal year was impacted by volatility in the credit markets, particularly in the U.S. and Europe, and accelerated weakness in the U.S. housing market. Fixed income and equity markets experienced high volatility, particularly during the second half of the year. The U.S. mortgage market experienced significant deterioration throughout the year, particularly in subprime loans and securities. The broader global credit markets were characterized by significant weakness in the second half of the year, which was evident in the significant dislocation in money market rates in the U.S. and Europe. The U.S. Federal Reserve lowered its federal funds target rate towards the end of our fiscal year, while central banks in the Eurozone, United Kingdom, Japan and China all raised rates during the year. Oil prices rose significantly during our fiscal year and, in the currency markets, the U.S. dollar weakened against most major currencies, particularly against the Euro and the British pound. Corporate activity was generally strong during our fiscal year, reflecting significant growth in mergers and acquisitions and equity underwritings, as well as strength in leveraged finance during the first half of our fiscal year.

United States. Real gross domestic product growth in the U.S. economy slowed to an estimated 2.2% in calendar year 2007, down from 2.9% in 2006. While economic growth was generally solid during the first nine months of our fiscal year, activity appeared to decelerate sharply during the fourth quarter. Much of the slowdown was attributable to the housing market, as sales of new and existing homes and residential real estate investment declined, as well as to the weakness in credit markets. Growth in industrial production slowed from 2006 levels, reflecting reduced growth in domestic demand, partially offset by stronger growth in net exports. Although business confidence remained fairly strong, consumer confidence declined over the course of the year. Growth in consumer expenditure was strong in the first quarter but declined thereafter, as concerns about the housing market intensified and oil prices rose. The unemployment rate rose during the second half of our fiscal year and ended the year higher. The rate of inflation increased sharply over our fiscal year, as energy prices rose significantly. Measures of core inflation, while slowing from 2006 levels, accelerated towards the end of the year. The U.S. Federal Reserve reduced its federal funds target rate by a total of 75 basis points to 4.50% during our fourth quarter, the first reductions since 2003. Beginning in August, the U.S. Federal Reserve also took other measures to improve liquidity in credit markets. Although the 10-year U.S. Treasury note yield rose during the first half of our fiscal year, it subsequently declined as credit concerns took hold, and ended the year 58 basis points lower at 3.97%. The Dow Jones Industrial Average, the S&P 500 Index and the NASDAQ Composite Index ended our fiscal year higher by 9%, 6% and 8%, respectively.

Europe. Real gross domestic product growth in the Eurozone economies slowed to an estimated 2.7% in calendar year 2007, down from 2.9% in 2006. Industrial production and fixed investment slowed as the year progressed, while growth in consumer expenditure was weak throughout the year. Surveys of business and consumer confidence declined. However, the labor market strengthened, as evidenced by a decline in the unemployment rate. Measures of core inflation increased during the year. The European Central Bank (ECB) continued to raise interest rates, increasing its main refinancing operations rate by a total of 75 basis points to 4.00% by the end of June. The ECB left the rate unchanged for the rest of our fiscal year, but engaged in measures to improve liquidity conditions in the last four months of the year. In the United Kingdom, real gross domestic product rose by an estimated 3.1% for calendar year 2007, up from 2.9% in 2006, but showed signs of slowing late in the year due to credit market concerns and a slowdown in the U.K. housing market. Measures of inflation remained elevated during the year. The Bank of England increased interest rates, raising its official bank rate by a total of 75 basis points to 5.75%. Long-term bond yields in both the Eurozone and the U.K. ended the year higher. The Euro and British pound appreciated by 11% and 7%, respectively, against the U.S. dollar during our fiscal year. Major European equity markets ended our fiscal year higher.

Asia. In Japan, real gross domestic product growth slowed to an estimated 1.9% in calendar year 2007 from 2.4% in 2006. Measures of investment activity in the housing sector and growth in consumption declined during the year. Export growth remained solid but showed signs of deterioration towards year end as the environment outside of Japan worsened. The rate of inflation remained near zero percent during the year. The Bank of Japan raised its target overnight call rate by 25 basis points for the second consecutive year, bringing it to 0.50%, while the yield on 10-year Japanese government bonds declined slightly during our fiscal year. The yen appreciated by 4% against the U.S. dollar. The Nikkei 225 Index rose during the first eight months of our fiscal year but declined significantly in August, and ended our fiscal year essentially unchanged.

In China, real gross domestic product growth accelerated to an estimated 11.4% in calendar year 2007 from 11.1% in 2006, with continued strength in exports, as demonstrated by China’s large and growing current account surplus and foreign exchange reserves. Industrial production accelerated during the year, while domestic demand softened but remained solid. The rate of inflation increased, particularly during the second half of the year. The People’s Bank of China raised its one-year benchmark lending rate by a total of 117 basis points to 7.29% and took additional measures to reduce liquidity in the financial system. The government continued to allow the steady appreciation of its currency, which ended our fiscal year nearly 6% higher against the U.S. dollar. Elsewhere in Asia, real gross domestic product growth in India slowed to an estimated 8.7% in calendar year 2007 from 9.4% in 2006, as its currency strengthened and the central bank tightened monetary policy. The rate of wholesale inflation fell, but the rate of consumer price inflation remained elevated. Other currencies in the region also generally appreciated against the U.S. dollar. Equity markets rose sharply across the region, with the Shanghai Composite Index up 138%, and markets in Hong Kong, India and South Korea ending the year significantly higher.

Other Markets. Real gross domestic product in Brazil rose by an estimated 5.4% in calendar year 2007, supported by strong capital inflows, strong demand and rising prices in commodities, and expansionary fiscal and monetary policies. The central bank reduced interest rates even as the rate of inflation rose. In Russia, real gross domestic product rose by an estimated 7.3% in calendar year 2007, supported by strong household consumption and increased capital investment, particularly in the first half of the year. The rate of inflation rose sharply in the latter part of the year. Brazilian and Russian equity prices ended our fiscal year significantly higher.

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

Market Conditions and Market Risk. Our businesses are materially affected by conditions in the global financial markets and economic conditions generally, and these conditions may change suddenly and dramatically. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, stable geopolitical conditions, transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions, which can be caused by: outbreaks of hostilities or other geopolitical instability; declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors, have adversely affected, and may in the future adversely affect, our business and profitability in many ways, including the following:

•	Increasing or high interest rates and/or widening credit spreads, especially if such changes are rapid, may create a less favorable environment for certain of our businesses, and may affect the fair value of financial instruments that we issue or hold. For example, beginning in the second half of 2007, difficulties in the mortgage and broader credit markets resulted in a relatively sudden and substantial decrease in the availability of credit and credit spreads widened significantly, affecting volatility and liquidity in the debt and equity markets.

•	We have been committing increasing amounts of capital in many of our businesses and generally maintain large trading, specialist and investing positions. Market fluctuations and volatility may adversely affect the value of those positions or may reduce our willingness to enter into new transactions. Conversely, certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses.

•	Increases in interest rates or credit spreads, as well as limitations on the availability of credit, can affect our ability to borrow on a secured or unsecured basis, which may adversely affect our liquidity and results of operations. We seek to finance our less liquid assets on a secured basis and disruptions in the credit markets are likely to make it harder and more expensive to fund these assets. In difficult credit markets, we may be forced to fund our operations at a higher cost or we may be unable to raise as much funding as we need to support our business activities. This could cause us to curtail our business activities and could increase our cost of funding, both of which could reduce our profitability.

•	Industry-wide declines in the size and number of underwritings and mergers and acquisitions may have an adverse effect on our revenues and, because we may be unable to reduce expenses correspondingly, our profit margins. Our clients engaging in mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit or increased cost of credit may adversely affect the size, volume and timing of our clients’ merger and acquisition transactions — particularly large transactions — and adversely affect our financial advisory and underwriting businesses.

•	Reductions in the level of the equity markets or increases in interest rates tend to reduce the value of our clients’ portfolios, which in turn may reduce the fees we earn for managing assets.

Increases in interest rates or attractive conditions in other investments could cause our clients to transfer their assets out of our funds or other products. Even in the absence of uncertain or unfavorable economic or market conditions, investment performance by our asset management business below the performance of benchmarks or competitors could result in a decline in assets under management and in the incentive and management fees we receive and might make it more difficult to attract new investors.

•	Concentration of risk increases the potential for significant losses in our market-making, proprietary trading and investing, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our proprietary trading and investing businesses or commit capital to facilitate customer-driven business.

•	An increase in market volatility increases our measured risk, which might cause us to reduce our proprietary positions or to reduce certain of our business activities. In such circumstances, we may not be able to reduce our positions or our exposure in a timely, cost-effective way or in a manner sufficient to offset the increase in measured risk.

•	The volume of transactions that we execute for our clients and as a specialist or market maker may decline, which would reduce the revenues we receive from commissions and spreads. In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. This may result in trading losses and an increased need for liquidity. Weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our trading businesses and impair the value of our goodwill and identifiable intangible assets.

Liquidity Risk. Liquidity is essential to our businesses. Our liquidity could be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries, an inability to sell assets or redeem our investments, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, or even by the perception among market participants that we are experiencing greater liquidity risk. The financial instruments that we hold and the contracts to which we are a party are increasingly complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Growth of our proprietary investing activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time, as is likely to occur in a liquidity or other market crisis. In addition, financial institutions with which we interact may exercise set-off rights or the right to require additional collateral, including in difficult market conditions, which could further impair our access to liquidity.

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

Credit Risk. The amount and duration of our credit exposures have been increasing over the past several years, as has the breadth and size of the entities to which we have credit exposures. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. While in many cases we are permitted to require additional collateral for counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets.

In addition, as part of our clearing business, we finance our client positions, and we could be held responsible for the defaults or misconduct of our clients. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee, particularly as new business initiatives lead us to transact with a broader array of clients and expose us to new asset classes and new markets. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.

We have experienced, due to competitive factors, pressure to extend and price credit at levels that may not always fully compensate us for the risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments.

Operational Risk. Shortcomings or failures in our internal processes, people or systems, or external events could lead to impairment of our liquidity, financial loss, disruption of our businesses, liability to clients, regulatory intervention or reputational damage. Our businesses are highly dependent on our ability to process and monitor, on a daily basis, a large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. These transactions, as well as information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Despite the contingency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business.

Legal and Regulatory Risk. We are subject to extensive and evolving regulation in jurisdictions around the world. Several of our subsidiaries are subject to regulatory capital requirements and, as a Consolidated Supervised Entity (CSE), we are subject to minimum capital standards on a consolidated basis. Substantial legal liability or a significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. Firms in the financial services industry have been operating in a difficult regulatory environment. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. For a discussion of how we account for our legal and regulatory exposures, see “— Use of Estimates” below.

Critical Accounting Policies

Fair Value

The use of fair value to measure financial instruments, with related unrealized gains or losses generally recognized in “Trading and principal investments” in our consolidated statements of earnings, is fundamental to our financial statements and our risk management processes and is our most critical accounting policy. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that we own (long positions) are marked to bid prices, and instruments that we have sold, but not yet purchased (short positions) are marked to offer prices.

We adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” as of the beginning of 2007. See Notes 2 and 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information on SFAS No. 157.

In determining fair value, we separate our “Financial instruments, owned at fair value” and “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Financial Instruments by Category
(in millions)

	As of November
	2007				2006
			Financial				Financial
	Financial		Instruments		Financial		Instruments
	Instruments		Sold, but not Yet		Instruments		Sold, but not Yet
	Owned, at		Purchased, at		Owned, at		Purchased, at
	Fair Value		Fair Value		Fair Value		Fair Value

Cash trading instruments	$324,181		$112,018		$253,056		$87,244
ICBC	6,807	(2)	—		5,194	(2)	—
SMFG (1)	4,060		3,627	(5)	4,505		3,065	(5)
Other principal investments	11,933	(3)	—		4,263	(3)	—

Principal investments	22,800		3,627		13,962		3,065

Cash instruments	346,981		115,645		267,018		90,309
Exchange-traded	13,541		12,280		14,407		13,851
Over-the-counter	92,073		87,098		53,136		51,645

Derivative contracts	105,614	(4)	99,378	(6)	67,543	(4)	65,496	(6)

Total	$452,595		$215,023		$334,561		$155,805

(1)	The fair value of our Japanese yen-denominated investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG) includes the effect of foreign exchange revaluation, for which we maintain an economic currency hedge.

(2)	Includes interests of $4.30 billion and $3.28 billion as of November 2007 and November 2006, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(3)	The following table sets forth the principal investments (in addition to our investments in ICBC and SMFG) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of November
	2007			2006
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$7,297	$2,361	$9,658	$2,741	$555	$3,296
Public	2,208	67	2,275	934	33	967

Total	$9,505	$2,428	$11,933	$3,675	$588	$4,263

(4)	Net of cash received pursuant to credit support agreements of $59.05 billion and $24.06 billion as of November 2007 and November 2006, respectively.

(5)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(6)	Net of cash paid pursuant to credit support agreements of $27.76 billion and $16.00 billion as of November 2007 and November 2006, respectively.

Cash Instruments. Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, active listed equities and most money market securities.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, most mortgage products, certain corporate bank and bridge loans, less liquid listed equities, state, municipal and provincial obligations, most physical commodities and certain loan commitments.

Certain cash trading instruments trade infrequently and therefore have little or no price transparency. Such instruments include private equity and real estate fund investments, certain corporate bank and bridge loans, less liquid mortgage whole loans, distressed debt instruments and certain loan commitments. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

Our most significant public principal investment is our investment in the ordinary shares of ICBC. Our investment in ICBC is valued using the quoted market prices adjusted for transfer restrictions. The ordinary shares acquired from ICBC are subject to transfer restrictions that, among other things, prohibit any sale, disposition or other transfer until April 28, 2009. From April 28, 2009 to October 20, 2009, we may transfer up to 50% of the aggregate ordinary shares of ICBC that we owned as of October 20, 2006. We may transfer the remaining shares after October 20, 2009. A portion of our interest is held by investment funds managed by Goldman Sachs.

We also have an investment in the convertible preferred stock of SMFG. This investment is valued using a model that is principally based on SMFG’s common stock price. As of November 2007, the conversion price of our SMFG convertible preferred stock into shares of SMFG common stock was ¥318,800. This price is subject to downward adjustment if the price of SMFG common stock at the time of conversion is less than the conversion price (subject to a floor of ¥105,100). As a result of downside protection on the conversion stock price, the relationship between changes in the fair value of our investment and changes in SMFG’s common stock price would be nonlinear for a significant decline in the SMFG common stock price. As of November 2007, we had hedged approximately 90% of the common stock underlying our investment in SMFG and there were no restrictions on our ability to hedge the remainder.

•	Private Principal Investments. Our private principal investments held within the Principal Investments component of our Trading and Principal Investments segment include investments in private equity, debt and real estate, primarily held through investment funds. By their nature, these investments have little or no price transparency. We value such instruments initially at transaction price and adjust valuations when evidence is available to support such adjustments. Such evidence includes transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Where we do not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to initial recognition, we only update valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where we cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See “— Credit Risk — Derivatives” below for further information on our OTC derivatives.

When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Fair Value Hierarchy — Level 3 Assets. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Notes 2 and 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding SFAS No. 157.

The following table sets forth the fair values of assets classified as level 3 within the fair value hierarchy, along with a brief description of the valuation technique for each type of asset:

Level 3 Assets at Fair Value
(in millions)

	As of	Valuation
Description	November 2007	Technique

Private equity and real estate fund investments (1)	$18,006	Initially valued at transaction price. Subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flows.

Bank loans (2)	13,334	Initially valued at transaction price. Subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or movements in underlying credit spreads.

Corporate debt securities and other debt obligations (3)	6,111

Mortgage and other asset-backed loans and securities

Loans and securities backed by commercial real estate (4)	7,410	Initially valued at transaction price. Subsequently valued using transactions for similar instruments and discounted cash flow techniques (calibrated to trading activity, where applicable).

Loans and securities backed by residential real estate (5)	2,484	Initially valued at transaction price. Subsequently valued by comparison to transactions in instruments with similar collateral and risk profiles, discounted cash flow techniques, option adjusted spread analyses, and hypothetical securitization analyses.

Loan portfolios (6)	6,106	Initially valued at transaction price. Subsequently valued using transactions for similar instruments and discounted cash flow techniques.

Cash instruments	53,451

Derivative contracts	15,700	Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates, credit spreads, volatilities, etc.). Model inputs are changed only when corroborated by market data.

Total level 3 assets at fair value	69,151

Level 3 assets for which we do not
bear economic exposure (7)	(14,437)

Level 3 assets for which we bear economic exposure	$54,714

(1)	Includes $7.06 billion of assets for which we do not bear economic exposure. Also includes $2.02 billion of real estate fund investments.
(2)	Includes mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.
(3)	Includes $2.49 billion of collateralized debt obligations (CDOs) backed by corporate obligations.
(4)	Loans and securities backed by commercial real estate were $19.02 billion, of which $7.41 billion were classified as level 3.
(5)	Includes subprime mortgage exposure of $507 million, including $316 million of CDOs backed by subprime mortgages.
(6)	Consists of acquired portfolios of distressed loans. These loans are primarily backed by commercial and residential real estate collateral.
(7)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

Subprime mortgage exposure.  We securitize, underwrite and make markets in subprime mortgages. As of November 2007, the fair value of our long position in subprime mortgage cash instruments was $2.11 billion (of which $507 million was classified as level 3 within the fair value hierarchy), including $316 million of collateralized debt obligations (CDOs) backed by subprime mortgages. At any point in time, we may use cash instruments as well as derivatives to manage our long or short risk position in the subprime mortgage market.

Other Financial Assets and Financial Liabilities.  In addition to “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” we have elected to account for certain of our other financial assets and financial liabilities at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Such financial assets and financial liabilities include (i) certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments; (ii) certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through our William Street program; (iii) certain unsecured long-term borrowings, including prepaid physical commodity transactions; (iv) resale and repurchase agreements; (v) securities borrowed and loaned within Trading and Principal Investments, consisting of our matched book and certain firm financing activities; (vi) corporate loans, loan commitments and certificates of deposit issued by Goldman Sachs Bank USA (GS Bank USA) as well as securities held by GS Bank USA (previously accounted for as available-for-sale); (vii) receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140; and (viii) in general, investments acquired after the adoption of SFAS No. 159 where we have significant influence over the investee and would otherwise apply the equity method of accounting. See “— Recent Accounting Developments” below for a discussion of the impact of adopting SFAS No. 159.

Controls Over Valuation of Financial Instruments.  A control infrastructure, independent of the trading and investing functions, is fundamental to ensuring that our financial instruments are appropriately valued and that fair value measurements are reliable. This is particularly important where prices or valuations that require inputs are less observable.

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading and investing functions, is responsible for the oversight of control and valuation policies and for reporting the results of these policies to our Audit Committee. We seek to maintain the necessary resources to ensure that control functions are performed to the highest standards. We employ procedures for the approval of new transaction types and markets, price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. These procedures are performed by personnel independent of the trading and investing functions. For trading and principal investments where prices or valuations that require inputs are less observable, we employ, where possible, procedures that include comparisons with similar observable positions, analysis of actual to projected cash flows, comparisons with subsequent sales and discussions with senior business leaders. See “— Market Risk” below for a further discussion of how we manage the risks inherent in our trading and principal investing businesses.

Goodwill and Identifiable Intangible Assets

As a result of our acquisitions, principally SLK LLC (SLK) in 2000, The Ayco Company, L.P. (Ayco) in 2003 and our variable annuity and life insurance business in 2006, we have acquired goodwill and identifiable intangible assets. Goodwill is the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date.

Goodwill. We test the goodwill in each of our operating segments, which are components one level below our three business segments, for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the estimated fair value of each operating segment with its estimated net book value. We derive the fair value of each of our operating segments primarily based on price-earnings and price-book multiples. We derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. Our last annual impairment test was performed during our 2007 fourth quarter and no impairment was identified.

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of November
	2007	2006

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	123	136
Equities (1)	2,381	2,381
Principal Investments	11	4
Asset Management and Securities Services
Asset Management (2)	564	421
Securities Services	117	117

Total	$3,321	$3,184

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco. The increase in goodwill from November 2006 relates to our acquisition of Macquarie — IMM Investment Management.

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of November
	2007		2006
		Range of Estimated
		Remaining Useful
	Carrying	Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$732	3 – 18	$737
New York Stock Exchange (NYSE) specialist rights	502	14	542
Insurance-related assets (2)	372	7	362
Exchange-traded fund (ETF) specialist rights	100	20	105
Power contracts (3)	20	1 – 18	667
Other (4)	45	1 – 5	89

Total	$1,771		$2,502

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of the variable annuity and life insurance business. DAC results from commissions paid by Goldman Sachs to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with us and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven-year useful life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend for approximately 30 years).

(3)	The reduction in power contracts from November 2006 is due to the sale of the majority of our ownership interests in 14 power generation facilities during 2007.

(4)	Primarily includes marketing and technology-related assets.

A prolonged period of weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) changes in market structure that could adversely affect our specialist businesses (see discussion below), (ii) an adverse action or assessment by a regulator, or (iii) adverse actual experience on the contracts in our variable annuity and life insurance business.

During the fourth quarter of 2007, as a result of continuing weak operating results in our NYSE specialist business, we tested our NYSE specialist rights for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an impairment loss is recognized if the carrying amount of our NYSE specialist rights exceeds the projected undiscounted cash flows of the business over the estimated remaining useful life of our NYSE specialist rights. Projected undiscounted cash flows exceeded the carrying amount of our NYSE specialist rights, and accordingly, we did not record an impairment loss.

We expect that the NYSE will enact numerous rule changes in 2008 that will further align its model with investor requirements for speed and efficiency of execution and will establish specialists as Designated Market Makers (DMMs). As DMMs, specialists will retain their obligation to commit capital but for the first time, specialists will be able to trade on parity with other market participants. In addition, we understand that the NYSE plans to introduce a reserve order system that will allow for anonymous trade execution and is expected to increase liquidity and market share. The new rules are expected to bolster the NYSE’s competitive position by simplifying trading and advancing the NYSE’s goal of increasing execution speeds.

In projecting the undiscounted cash flows of the business for the purpose of performing our impairment test, we made several important assumptions about the potential beneficial effects of the expected rule and market structure changes described above. Specifically, we assumed that:

•	overall equity trading volumes will continue to grow at a rate consistent with recent historical trends;

•	the NYSE will be able to recapture approximately one-half of the market share that it lost in 2007; and

•	we will increase the market share of our NYSE specialist business and, as a DMM, the profitability of each share traded.

There can be no assurance that the assumptions, rule or structure changes described above will result in sufficient cash flows to avoid future impairment of our NYSE specialist rights. As of November 30, 2007, the carrying value of our NYSE specialist rights was $502 million. To the extent that there were to be an impairment in the future, it could result in a significant writedown in the carrying value of these specialist rights.

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates and assumptions is also important in determining provisions for potential losses that may arise from litigation and regulatory proceedings and tax audits.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “— Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K, for information on our judicial, regulatory and arbitration proceedings.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Year Ended November
	2007	2006	2005

Net revenues	$45,987	$37,665	$25,238
Pre-tax earnings	17,604	14,560	8,273
Net earnings	11,599	9,537	5,626
Net earnings applicable to common shareholders	11,407	9,398	5,609
Diluted earnings per common share	24.73	19.69	11.21
Return on average common shareholders’ equity (1)	32.7%	32.8%	21.8%
Return on average tangible common shareholders’ equity (2)	38.2%	39.8%	26.7%

(1)	Return on average common shareholders’ equity is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. Identifiable intangible assets associated with power contracts are not deducted from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

Management believes that return on average tangible common shareholders’ equity (ROTE) is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. ROTE is computed by dividing net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity.

The following table sets forth a reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Year Ended November
	2007	2006	2005
	(in millions)

Total shareholders’ equity	$37,959	$31,048	$26,264
Preferred stock	(3,100)	(2,400)	(538)

Common shareholders’ equity	$34,859	$28,648	$25,726
Goodwill and identifiable intangible assets, excluding power contracts	(4,971)	(5,013)	(4,737)

Tangible common shareholders’ equity	$29,888	$23,635	$20,989

Net Revenues

2007 versus 2006.  Our net revenues were $45.99 billion in 2007, an increase of 22% compared with 2006, reflecting significantly higher net revenues in Trading and Principal Investments and Investment Banking, and higher net revenues in Asset Management and Securities Services. The increase in Trading and Principal Investments reflected higher net revenues in Equities, FICC and Principal Investments. Net revenues in Equities increased 33% compared with 2006, reflecting significantly higher net revenues in both our customer franchise businesses and principal strategies. During 2007, Equities operated in an environment characterized by strong customer-driven activity, generally higher equity prices and higher levels of volatility, particularly during the second half of the year. The increase in FICC reflected significantly higher net revenues in currencies and interest rate products. In addition, net revenues in mortgages were higher despite a significant deterioration in the mortgage market throughout the year, while net revenues in credit products were strong, but slightly lower compared with 2006. Credit products included substantial gains from equity investments, including a gain of approximately $900 million related to the disposition of Horizon Wind Energy L.L.C., as well as a loss of approximately $1 billion, net of hedges, related to non-investment-grade credit origination activities. During 2007, FICC operated in an environment generally characterized by strong customer-driven activity and favorable market opportunities. However, during the year, the mortgage market experienced significant deterioration and, in the second half of the year, the broader credit markets were characterized by wider spreads and reduced levels of liquidity. The increase in Principal Investments reflected strong results in both corporate and real estate investing.

The increase in Investment Banking reflected a 64% increase in Financial Advisory net revenues and a strong performance in our Underwriting business. The increase in Financial Advisory primarily reflected growth in industry-wide completed mergers and acquisitions. The increase in Underwriting reflected higher net revenues in debt underwriting, as leveraged finance activity was strong during the first half of our fiscal year, while net revenues in equity underwriting were strong but essentially unchanged from 2006.

Net revenues in Asset Management and Securities Services also increased. The increase in Securities Services primarily reflected significant growth in global customer balances. The increase in Asset Management reflected significantly higher asset management fees, partially offset by significantly lower incentive fees. During the year, assets under management increased $192 billion, or 28%, to a record $868 billion, including net inflows of $161 billion.

2006 versus 2005.  Our net revenues were $37.67 billion in 2006, an increase of 49% compared with 2005, reflecting significantly higher net revenues in Trading and Principal Investments, Investment Banking, and Asset Management and Securities Services. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, Equities and Principal Investments. The increase in FICC reflected particularly strong performances across all major businesses. During 2006, FICC operated in an environment characterized by strong customer-driven activity and favorable market opportunities. In addition, corporate credit spreads tightened, the yield curve flattened and volatility levels were generally low in interest rate and currency markets. The increase in Equities primarily reflected significantly higher net revenues in our customer franchise businesses. During 2006, Equities operated in a favorable environment characterized by strong customer-driven activity, generally higher equity prices and favorable market opportunities, although volatility levels were generally low. The increase in Principal Investments reflected a significant gain related to our investment in the ordinary shares of ICBC and higher gains and overrides from other principal investments, partially offset by a smaller, but still significant, gain related to our investment in the convertible preferred stock of SMFG.

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

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses which are significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. For 2007, our ratio of compensation and benefits to net revenues was 43.9% compared with 43.7% for 2006.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
($ in millions)

	Year Ended November
	2007	2006	2005

Compensation and benefits (1)	$20,190	$16,457	$11,758
Brokerage, clearing, exchange and distribution fees	2,758	1,985	1,416
Market development	601	492	378
Communications and technology	665	544	490
Depreciation and amortization	624	521	501
Amortization of identifiable intangible assets	195	173	124
Occupancy	975	850	728
Professional fees	714	545	475
Cost of power generation	335	406	386
Other expenses	1,326	1,132	709

Total non-compensation expenses	8,193	6,648	5,207

Total operating expenses	$28,383	$23,105	$16,965

Employees at year end (2)	30,522	26,467	23,623

(1)	Compensation and benefits includes $168 million, $259 million and $137 million for the years ended November 2007, November 2006 and November 2005, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Excludes 4,572, 3,868 and 7,382 employees as of November 2007, November 2006 and November 2005, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
(in millions)

	Year Ended November
	2007	2006	2005

Non-compensation expenses of consolidated investments (1)	$446	$501	$265
Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees	2,758	1,985	1,416
Market development	593	461	361
Communications and technology	661	537	487
Depreciation and amortization	509	444	467
Amortization of identifiable intangible assets	189	169	124
Occupancy	892	738	674
Professional fees	711	534	468
Cost of power generation	335	406	386
Other expenses	1,099	873	559

Subtotal	7,747	6,147	4,942

Total non-compensation expenses, as reported	$8,193	$6,648	$5,207

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as hotels, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the consolidated statements of earnings.

2007 versus 2006.  Operating expenses were $28.38 billion for 2007, 23% higher than 2006. Compensation and benefits expenses of $20.19 billion increased 23% compared with 2006, reflecting increased discretionary compensation and growth in employment levels. The ratio of compensation and benefits to net revenues for 2007 was 43.9% compared with 43.7% for 2006. Employment levels increased 15% compared with November 2006.

Non-compensation expenses of $8.19 billion for 2007 increased 23% compared with 2006, primarily attributable to higher levels of business activity and continued geographic expansion. One-half of this increase was attributable to brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities. Other expenses, professional fees and communications and technology expenses also increased, primarily due to higher levels of business activity. Occupancy and depreciation and amortization expenses included exit costs of $128 million related to the firm’s office space.

2006 versus 2005.  Operating expenses were $23.11 billion for 2006, 36% higher than 2005. Compensation and benefits expenses of $16.46 billion increased 40% compared with 2005, primarily reflecting increased discretionary compensation due to higher net revenues, and increased levels of employment. The ratio of compensation and benefits to net revenues for 2006 was 43.7% compared with 46.6% for 2005. This lower ratio primarily reflected our strong net revenues in 2006. Employment levels increased 12% compared with November 2005.

In the first quarter of 2006, we adopted SFAS No. 123-R, which requires that share-based awards granted to retirement-eligible employees be expensed in the year of grant. In addition to expensing current year awards, prior year awards must continue to be amortized over the relevant service period. Therefore, our compensation and benefits in 2006 included both amortization of prior year share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R and new awards granted to those employees.

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

Provision for Taxes

The effective income tax rate was 34.1% for 2007, down from 34.5% for 2006, primarily due to changes in the geographic mix of earnings. The effective income tax rate was 34.5% for 2006, up from 32.0% for 2005. The increase in the effective income tax rate for 2006 compared with 2005 was primarily related to a reduction in the impact of permanent benefits due to higher levels of earnings in 2006 and audit settlements in 2005.

Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our pre-tax earnings, the level of our tax credits and the effect of tax audits. Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets. See Note 14 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our provision for taxes.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Year Ended November
		2007	2006	2005

Investment	Net revenues	$7,555	$5,629	$3,671
Banking	Operating expenses	4,985	4,062	3,258

	Pre-tax earnings	$2,570	$1,567	$413

Trading and Principal	Net revenues	$31,226	$25,562	$16,818
Investments	Operating expenses	17,998	14,962	10,600

	Pre-tax earnings	$13,228	$10,600	$6,218

Asset Management and	Net revenues	$7,206	$6,474	$4,749
Securities Services	Operating expenses	5,363	4,036	3,070

	Pre-tax earnings	$1,843	$2,438	$1,679

Total	Net revenues	$45,987	$37,665	$25,238
	Operating expenses (1)	28,383	23,105	16,965

	Pre-tax earnings	$17,604	$14,560	$8,273

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $37 million, $45 million and $37 million for the years ended November 2007, November 2006 and November 2005, respectively, that have not been allocated to our segments.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 16 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our business segments.

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

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Year Ended November
	2007	2006	2005

Financial Advisory	$4,222	$2,580	$1,905
Equity underwriting	1,382	1,365	704
Debt underwriting	1,951	1,684	1,062

Total Underwriting	3,333	3,049	1,766

Total net revenues	7,555	5,629	3,671
Operating expenses	4,985	4,062	3,258

Pre-tax earnings	$2,570	$1,567	$413

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Year Ended November
	2007	2006	2005

Announced mergers and acquisitions	$1,494	$1,104	$747
Completed mergers and acquisitions	1,424	864	584
Equity and equity-related offerings (2)	71	80	49
Debt offerings (3)	312	320	270

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

2007 versus 2006.  Net revenues in Investment Banking of $7.56 billion for 2007 increased 34% compared with 2006. Net revenues in Financial Advisory of $4.22 billion increased 64% compared with 2006, primarily reflecting growth in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $3.33 billion increased 9% compared with 2006, due to higher net revenues in debt underwriting, primarily reflecting strength in leveraged finance during the first half of 2007. Net revenues in equity underwriting were also strong, but essentially unchanged from 2006. Our investment banking transaction backlog at the end of 2007 was higher than at the end of 2006. (1)

Operating expenses of $4.99 billion for 2007 increased 23% compared with 2006, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and growth in employment levels. Pre-tax earnings of $2.57 billion in 2007 increased 64% compared with 2006.

2006 versus 2005.  Net revenues in Investment Banking of $5.63 billion for 2006 increased 53% compared with 2005. Net revenues in Financial Advisory of $2.58 billion increased 35% compared with 2005, primarily reflecting strong growth in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $3.05 billion increased 73% compared with 2005. Net revenues were significantly higher in equity underwriting, reflecting increased client activity. Net revenues were also significantly higher in debt underwriting, primarily due to a significant increase in leveraged finance activity and, to a lesser extent, an increase in investment-grade activity. Our investment banking transaction backlog at the end of 2006 was at its highest level since 2000. (1)

Operating expenses of $4.06 billion for 2006 increased 25% compared with 2005, substantially all of which was due to increased compensation and benefits expenses resulting from higher levels of discretionary compensation. Pre-tax earnings were $1.57 billion in 2006 compared with $413 million in 2005.

Trading and Principal Investments

Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-related securities and loan products and other asset-backed instruments, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading and investing.

•	Equities. We make markets in and trade equities and equity-related products, structure and enter into equity derivative transactions and engage in proprietary trading. We generate commissions from executing and clearing client transactions on major stock, options and futures exchanges worldwide through our Equities customer franchise and clearing activities. We also engage in specialist and insurance activities.

•	Principal Investments. We make real estate and corporate principal investments, including our investments in the ordinary shares of ICBC and the convertible preferred stock of SMFG. We generate net revenues from returns on these investments and from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns (typically referred to as an override).

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Year Ended November
	2007	2006	2005

FICC	$16,165	$14,262	$8,940

Equities trading	6,725	4,965	2,675
Equities commissions	4,579	3,518	2,975

Total Equities	11,304	8,483	5,650

ICBC	495	937	—
SMFG	(129)	527	1,475
Gross gains	3,728	1,534	767
Gross losses	(814)	(585)	(198)

Net other corporate and real estate investments	2,914	949	569
Overrides	477	404	184

Total Principal Investments	3,757	2,817	2,228

Total net revenues	31,226	25,562	16,818
Operating expenses	17,998	14,962	10,600

Pre-tax earnings	$13,228	$10,600	$6,218

2007 versus 2006. Net revenues in Trading and Principal Investments of $31.23 billion for 2007 increased 22% compared with 2006.

Net revenues in FICC of $16.17 billion for 2007 increased 13% compared with 2006, reflecting significantly higher net revenues in currencies and interest rate products. In addition, net revenues in mortgages were higher despite a significant deterioration in the mortgage market throughout 2007, while net revenues in credit products were strong, but slightly lower compared with 2006. Credit products included substantial gains from equity investments, including a gain of approximately $900 million related to the disposition of Horizon Wind Energy L.L.C., as well as a loss of approximately $1 billion, net of hedges, related to non-investment-grade credit origination activities. Net revenues in commodities were also strong but lower compared with 2006. During 2007, FICC operated in an environment generally characterized by strong customer-driven activity and favorable market opportunities. However, during 2007, the mortgage market experienced significant deterioration and, in the second half of the year, the broader credit markets were characterized by wider spreads and reduced levels of liquidity.

Net revenues in Equities of $11.30 billion for 2007 increased 33% compared with 2006, reflecting significantly higher net revenues in both our customer franchise businesses and principal strategies. The customer franchise businesses benefited from significantly higher commission volumes. During 2007, Equities operated in an environment characterized by strong customer-driven activity, generally higher equity prices and higher levels of volatility, particularly during the second half of the year.

Principal Investments recorded net revenues of $3.76 billion for 2007, reflecting gains and overrides from corporate and real estate principal investments. Results in Principal Investments included a $495 million gain related to our investment in the ordinary shares of ICBC and a $129 million loss related to our investment in the convertible preferred stock of SMFG.

Operating expenses of $18.00 billion for 2007 increased 20% compared with 2006, primarily due to increased compensation and benefits expenses, resulting from higher discretionary compensation and growth in employment levels. Non-compensation expenses increased due to the impact of higher levels of business activity and continued geographic expansion. The majority of this increase was in brokerage, clearing, exchange and distribution fees, which primarily reflected higher transaction volumes in Equities. Other expenses and professional fees also increased, reflecting increased business activity. Pre-tax earnings of $13.23 billion in 2007 increased 25% compared with 2006.

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

Principal Investments recorded net revenues of $2.82 billion for 2006, reflecting a $937 million gain related to our investment in the ordinary shares of ICBC, a $527 million gain related to our investment in the convertible preferred stock of SMFG and $1.35 billion in gains and overrides from other principal investments.

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

Asset Management and Securities Services

Our Asset Management and Securities Services segment is divided into two components:

•	Asset Management. Asset Management provides investment advisory and financial planning services and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees.

•	Securities Services. Securities Services provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

Assets under management typically generate fees as a percentage of asset value, which is affected by investment performance and by inflows or redemptions. The fees that we charge vary by asset class, as do our related expenses. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31. For that reason, incentive fees have been seasonally weighted to our first quarter.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Year Ended November
	2007	2006	2005

Management and other fees	$4,303	$3,332	$2,629
Incentive fees	187	962	327

Total Asset Management	4,490	4,294	2,956
Securities Services	2,716	2,180	1,793

Total net revenues	7,206	6,474	4,749
Operating expenses	5,363	4,036	3,070

Pre-tax earnings	$1,843	$2,438	$1,679

Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month end. Assets under management do not include assets in brokerage accounts that generate commissions, mark-ups and spreads based on transactional activity, or our own investments in funds that we manage.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of November 30
	2007	2006	2005

Alternative investments (1)	$151	$145	$110
Equity	255	215	167
Fixed income	256	198	154

Total non-money market assets	662	558	431
Money markets	206	118	101

Total assets under management	$868	$676	$532

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Year Ended November 30
	2007		2006		2005

Balance, beginning of year	$676		$532		$452

Net inflows/(outflows)
Alternative investments	9		32		11
Equity	26		16		25
Fixed income	38		29		16

Total non-money market net inflows/(outflows)	73	(1)	77		52
Money markets	88		17	(2)	11

Total net inflows/(outflows)	161		94	(3)	63

Net market appreciation/(depreciation)	31		50		17

Balance, end of year	$868		$676		$532

(1)	Includes $7 billion in net asset inflows in connection with our acquisition of Macquarie — IMM Investment Management.

(2)	Net of the transfer of $8 billion of money market assets under management to interest-bearing deposits at GS Bank USA, a wholly owned subsidiary of Goldman Sachs. These deposits are not included in assets under management.

(3)	Includes $3 billion of net asset inflows in connection with the acquisition of our variable annuity and life insurance business.

2007 versus 2006. Net revenues in Asset Management and Securities Services of $7.21 billion for 2007 increased 11% compared with 2006.

Asset Management net revenues of $4.49 billion for 2007 increased 5% compared with 2006, reflecting a 29% increase in management and other fees, partially offset by significantly lower incentive fees. Incentive fees were $187 million for 2007 compared with $962 million for 2006. During 2007, assets under management increased $192 billion, or 28%, to $868 billion, reflecting non-money market net inflows of $73 billion (1), primarily in fixed income and equity assets, money market net inflows of $88 billion, and net market appreciation of $31 billion, reflecting appreciation in fixed income and equity assets, partially offset by depreciation in alternative investment assets.

Securities Services net revenues of $2.72 billion for 2007 increased 25% compared with 2006, as our prime brokerage business continued to generate strong results, primarily reflecting significantly higher customer balances in securities lending and margin lending.

Operating expenses of $5.36 billion for 2007 increased 33% compared with 2006, primarily due to increased compensation and benefits expenses resulting from higher discretionary compensation and growth in employment levels, and higher distribution fees (included in brokerage, clearing, exchange and distribution fees). Pre-tax earnings of $1.84 billion in 2007 decreased 24% compared with 2006.

(1) Includes $7 billion in net asset inflows in connection with our acquisition of Macquarie — IMM Investment Management.

2006 versus 2005.  Net revenues in Asset Management and Securities Services of $6.47 billion for 2006 increased 36% compared with 2005.

Asset Management net revenues of $4.29 billion increased 45% compared with 2005, reflecting significantly higher management and other fees, principally due to strong growth in assets under management, and significantly higher incentive fees. During the year, assets under management increased $144 billion or 27% to $676 billion, reflecting non-money market net inflows of $77 billion, spread across all asset classes, money market net inflows of $17 billion (1), and market appreciation of $50 billion, primarily in equity and fixed income assets.

Securities Services net revenues of $2.18 billion increased 22% compared with 2005, as our prime brokerage business continued to generate strong results, primarily reflecting significantly higher global customer balances in securities lending and margin lending.

Operating expenses of $4.04 billion for 2006 increased 31% compared with 2005, primarily due to increased compensation and benefits expenses, resulting from higher levels of discretionary compensation due to higher net revenues, and increased levels of employment. Non-compensation expenses also increased, primarily due to higher distribution fees. In addition, market development costs were higher, reflecting increased levels of business activity. Pre-tax earnings of $2.44 billion in 2006 increased 45% compared with 2005.

Geographic Data

For a summary of the net revenues and pre-tax earnings of Goldman Sachs by geographic region, see Note 16 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

(1) Includes the transfer of $8 billion of money market assets under management to interest-bearing deposits at GS Bank USA. These deposits are not included in assets under management.

Off-Balance-Sheet Arrangements

We have various types of off-balance-sheet arrangements that we enter into in the ordinary course of business. Our involvement in these arrangements can take many different forms, including purchasing or retaining residual and other interests in mortgage-backed and other asset-backed securitization vehicles; holding senior and subordinated debt, interests in limited and general partnerships, and preferred and common stock in other nonconsolidated vehicles; entering into interest rate, foreign currency, equity, commodity and credit derivatives, including total return swaps; entering into operating leases; and providing guarantees, indemnifications, loan commitments, letters of credit and representations and warranties.

We enter into these arrangements for a variety of business purposes, including the securitization of commercial and residential mortgages, home equity and auto loans, government and corporate bonds, and other types of financial assets. Other reasons for entering into these arrangements include underwriting client securitization transactions; providing secondary market liquidity; making investments in performing and nonperforming debt, equity, real estate and other assets; providing investors with credit-linked and asset-repackaged notes; and receiving or providing letters of credit to satisfy margin requirements and to facilitate the clearance and settlement process.

We engage in transactions with variable interest entities (VIEs) and qualifying special-purpose entities (QSPEs). Such vehicles are critical to the functioning of several significant investor markets, including the mortgage-backed and other asset-backed securities markets, since they offer investors access to specific cash flows and risks created through the securitization process. Our financial interests in, and derivative transactions with, such nonconsolidated entities are accounted for at fair value, in the same manner as our other financial instruments, except in cases where we apply the equity method of accounting.

While we are routinely involved with VIEs and QSPEs in connection with our securitization activities, we did not have off-balance-sheet commitments to purchase or finance collateralized debt obligations held by structured investment vehicles as of November 2007.

The following table sets forth where a discussion of these and other off-balance-sheet arrangements may be found in Part II, Items 7 and 8 of the Annual Report on Form 10-K:

Type of Off-Balance-Sheet Arrangement	Disclosure in Annual Report on Form 10-K

Retained interests or contingent interests in assets transferred by us to nonconsolidated entities	See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Leases, letters of credit, and loans and other commitments	See “— Contractual Obligations and Commitments” below and Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Guarantees	See Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Other obligations, including contingent obligations, arising out of variable interests we have in nonconsolidated entities	See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

Derivative contracts	See “— Critical Accounting Policies” above and “— Risk Management” below and Notes 3 and 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K.

In addition, see Note 2 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for a discussion of our consolidation policies.

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements but may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to extreme and adverse changes in our business and market environments. As of November 2007, our total shareholders’ equity was $42.80 billion (consisting of common shareholders’ equity of $39.70 billion and preferred stock of $3.10 billion) compared with total shareholders’ equity of $35.79 billion as of November 2006 (consisting of common shareholders’ equity of $32.69 billion and preferred stock of $3.10 billion). In addition to total shareholders’ equity, we consider the $5.00 billion of junior subordinated debt issued to trusts (see discussion below) to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Regulatory Capital Requirements

Goldman Sachs is regulated by the Securities and Exchange Commission (SEC) as a CSE and, as such, is subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. Minimum capital adequacy standards are principally driven by the amount of our market risk, credit risk and operational risk as calculated by methodologies approved by the SEC. Eligible sources of regulatory capital include common equity and certain types of preferred stock, debt and hybrid capital instruments, including our junior subordinated debt issued to trusts. The recognition of preferred stock, debt and hybrid capital instruments as regulatory capital is subject to limitations. Goldman Sachs was in compliance with the CSE capital adequacy standards as of November 2007 and November 2006.

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

Subsidiary Capital Requirements

Many of our principal subsidiaries are subject to separate regulation and capital requirements in the United States and/or elsewhere. Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commissions merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, The Financial Industry Regulatory Authority (FINRA) and the National Futures Association. Goldman Sachs International, our regulated U.K. broker-dealer, is subject to minimum capital requirements imposed by the U.K.’s Financial Services Authority. Goldman Sachs Japan Co., Ltd., our regulated Japanese broker-dealer, is subject to minimum capital requirements imposed by Japan’s Financial Services Agency. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, insurance, and other regulators and authorities around the world. As of November 2007 and November 2006, these subsidiaries were in compliance with their local capital requirements.

As discussed above, many of our subsidiaries are subject to regulatory capital requirements in jurisdictions throughout the world. Subsidiaries not subject to separate regulation may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. See “— Liquidity and Funding Risk — Conservative Liability Structure” below for a discussion of our potential inability to access funds from our subsidiaries.

Equity investments in subsidiaries are generally funded with parent company equity capital. As of November 2007, Group Inc.’s equity investment in subsidiaries was $40.00 billion compared with its total shareholders’ equity of $42.80 billion.

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

Equity Capital Management

Our objective is to maintain a sufficient level and optimal composition of equity capital. We manage our capital through repurchases of our common stock and issuances of preferred stock, junior subordinated debt issued to trusts and other subordinated debt. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the consolidated and business unit levels. We attribute capital usage to each of our business units based upon the CSE regulatory capital framework and manage the levels of usage based upon the balance sheet and risk limits established.

Share Repurchase Program. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

The following table sets forth the level of share repurchases for the years ended November 2007 and November 2006:

	As of November
	2007	2006
	(in millions, except per share amounts)

Number of shares repurchased	41.22	50.23
Total cost	$8,956	$7,817
Average cost per share	$217.29	$155.64

The repurchase program was increased by 60.0 million shares on December 17, 2007. Taking into account this increased authorization, the total remaining authorization under the repurchase program was 65.4 million shares as of January 18, 2008. For additional information on our repurchase program, see “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part ll, Item 5 of the Annual Report on Form 10-K.

Preferred Stock. As of November 2007, Goldman Sachs had 124,000 shares of perpetual non-cumulative preferred stock issued and outstanding in four series as set forth in the following table:

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

Each share of preferred stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at our option at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, our common stock is subject to certain restrictions in the event that we fail to pay or set aside full dividends on our preferred stock for the latest completed dividend period. All series of preferred stock are pari passu and have a preference over our common stock upon liquidation.

Junior Subordinated Debt Issued to Trusts in Connection with Normal Automatic Preferred Enhanced Capital Securities. In the second quarter of 2007, we issued $1.75 billion of fixed rate junior subordinated debt to Goldman Sachs Capital II and $500 million of floating rate junior subordinated debt to Goldman Sachs Capital III, Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Goldman Sachs. The junior subordinated debt is included in “Unsecured long-term borrowings” in the consolidated statements of financial condition. In connection with the APEX issuance, we entered into stock purchase contracts with Goldman Sachs Capital II and III under which we will be obligated to sell and these entities will be obligated to purchase $2.25 billion of perpetual non-cumulative preferred stock that we will issue in the future. Goldman Sachs Capital II and III are required to remarket the junior subordinated debt in order to fund their purchase of the preferred stock, but in the event that a remarketing is unsuccessful, they will relinquish the subordinated debt to us in exchange for the preferred stock. Because of certain characteristics of the junior subordinated debt (and the associated APEX), including its long-term nature, the future issuance of perpetual non-cumulative preferred stock under the stock purchase contracts, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure, it qualifies as regulatory capital for CSE purposes and is included as part of our equity capital.

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities. We issued $2.84 billion of junior subordinated debentures in the first quarter of 2004 to Goldman Sachs Capital I, a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Goldman Sachs. The junior subordinated debentures are included in “Unsecured long-term borrowings” in the consolidated statements of financial condition. Because of certain characteristics of the junior subordinated debt (and the associated trust preferred securities), including its long-term nature, our ability to defer coupon interest for up to ten consecutive semiannual periods and the subordinated nature of the debt in our capital structure, it qualifies as regulatory capital for CSE purposes and is included as part of our equity capital.

Subordinated Debt. In addition to junior subordinated debt issued to trusts, we had other outstanding subordinated debt of $11.23 billion as of November 2007. Although not part of our shareholders’ equity, subordinated debt may be used to meet a portion of our consolidated capital requirements as a CSE.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of November
	2007		2006
	($ in millions, except per
	share amounts)

Total assets	$1,119,796		$838,201
Adjusted assets (1)	747,300		541,033
Total shareholders’ equity	42,800		35,786
Tangible equity capital (2)	42,728		33,517
Leverage ratio (3)	26.2	x	23.4	x
Adjusted leverage ratio (4)	17.5	x	16.1	x
Debt to equity ratio (5)	3.8	x	3.4	x
Common shareholders’ equity	39,700		32,686
Tangible common shareholders’ equity (6)	34,628		27,667
Book value per common share (7)	$90.43		$72.62
Tangible book value per common share (8)	78.88		61.47

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses (which we calculate by adding our securities borrowed and financial instruments purchased under agreements to resell, at fair value, and then subtracting our nonderivative short positions), (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio (see footnote 2 below).

The following table sets forth a reconciliation of total assets to adjusted assets:

		As of November
		2007	2006
		(in millions)

Total assets		$1,119,796	$838,201
Deduct:	Securities borrowed	(277,413)	(219,342)
	Financial instruments purchased under agreements to resell, at fair value	(85,717)	(82,126)
Add:	Financial instruments sold, but not yet purchased, at fair value	215,023	155,805
	Less derivative liabilities	(99,378)	(65,496)

	Subtotal	115,645	90,309
Deduct:	Cash and securities segregated for regulatory and other purposes	(119,939)	(80,990)
	Goodwill and identifiable intangible assets, excluding power contracts	(5,072)	(5,019)

Adjusted assets		$747,300	$541,033

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of November
		2007	2006
		(in millions)

Total shareholders’ equity		$42,800	$35,786
Add:	Junior subordinated debt issued to trusts	5,000	2,750
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts	(5,072)	(5,019)

Tangible equity capital		$42,728	$33,517

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

The following table sets forth a reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of November
		2007	2006
		(in millions)

Total shareholders’ equity		$42,800	$35,786
Deduct:	Preferred stock	(3,100)	(3,100)

Common shareholders’ equity		39,700	32,686
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts	(5,072)	(5,019)

Tangible common shareholders’ equity		$34,628	$27,667

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 439.0 million and 450.1 million as of November 2007 and November 2006, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations and Commitments

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of November 2007:

Contractual Obligations
(in millions)

		2009 -	2011 -	2013 -
	2008	2010	2012	Thereafter	Total

Unsecured long-term borrowings (1)(2)(3)	$—	$36,885	$29,295	$97,994	$164,174
Secured long-term financings (1)(2)(4)	—	5,204	7,400	20,696	33,300
Minimum rental payments	450	850	568	2,022	3,890
Purchase obligations (5)	2,176	309	21	27	2,533

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $15.93 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159 as of November 2007, primarily consisting of hybrid financial instruments.

(4)	These obligations are reported within “Other secured financings” in the consolidated statements of financial condition and include $18.53 billion accounted for at fair value under SFAS No. 159 as of November 2007.

(5)	Primarily includes amounts related to the acquisition of Litton Loan Servicing LP (Litton) and construction-related obligations.

As of November 2007, our unsecured long-term borrowings were $164.17 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our unsecured long-term borrowings.

As of November 2007, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.89 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. In 2007, we incurred exit costs of $128 million (included in “occupancy” and “depreciation and amortization” expenses in the consolidated statements of earnings). We may incur additional exit costs in 2008 and thereafter to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

As of November 2007 and November 2006, we had construction-related obligations of $769 million and $1.63 billion, respectively, including outstanding commitments of $642 million and $500 million as of November 2007 and November 2006, respectively, related to our new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion. We are partially financing this construction project with tax-exempt Liberty Bonds. We borrowed approximately $1.40 billion and approximately $250 million in 2005 and 2007, respectively, through the issuance of Liberty Bonds.

In addition, we entered into an agreement in 2007 to acquire Litton, the mortgage servicing unit of Credit-Based Asset Servicing and Securitization LLC (C-BASS). The transaction closed in December 2007 at a purchase price of $428 million, plus repayment of $916 million of outstanding Litton debt obligations.

The following table sets forth our commitments as of November 2007:

Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration
		2009 -	2011 -	2013 -
	2008	2010	2012	Thereafter	Total

Commitments to extend credit
Commercial lending:
Investment-grade	$4,456	$3,108	$3,248	$907	$11,719
Non-investment-grade	2,956	2,969	6,845	29,160	41,930
William Street program	2,571	4,046	16,929	942	24,488
Warehouse financing	3,386	1,224	—	—	4,610

Total commitments to extend credit	13,369	11,347	27,022	31,009	82,747
Forward starting resale and securities borrowing agreements	24,269	3,867	—	—	28,136
Forward starting repurchase and securities lending agreements	15,392	—	—	—	15,392
Commitments under letters of credit issued by banks to counterparties	8,281	271	183	12	8,747
Investment commitments	6,180	7,827	1,594	2,157	17,758
Underwriting commitments	88	—	—	—	88

Total	$67,579	$23,312	$28,799	$33,178	$152,868

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments to extend credit of $82.75 billion as of November 2007 compared with $100.48 billion as of November 2006. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. We may seek to reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of Goldman Sachs, William Street Credit Corporation, GS Bank USA, Goldman Sachs Credit Partners L.P. or other consolidated wholly owned subsidiaries of Group Inc. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of Goldman Sachs. With respect to most of the William Street commitments, SMFG provides us with credit loss protection that is generally limited to 95% of the first loss we realize on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. We also use other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

Our commitments to extend credit also include financing for the warehousing of financial assets to be securitized. These financings are expected to be repaid from the proceeds of the related securitizations for which we may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans and commercial mortgages as of November 2007 and residential mortgages and mortgage-backed securities, corporate bank loans and commercial mortgages as of November 2006.

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

Management Committee.  All risk control functions ultimately report to our Management Committee. Through both direct and delegated authority, the Management Committee approves all of our operating activities and trading risk parameters.

Risk Committees.  The Firmwide Risk Committee reviews the activities of existing trading businesses, approves new businesses and products, approves firmwide market risk limits, reviews business unit market risk limits, approves market risk limits for selected sovereign markets and business units, approves sovereign credit risk limits and credit risk limits by ratings group, and reviews scenario analyses based on abnormal or “catastrophic” market movements.

The Divisional Risk Committee sets market risk limits for our trading activities subject to overall firmwide risk limits, based on a number of measures, including VaR, stress tests and scenario analyses. Several other committees oversee various risk, valuation, operational, credit and business practice issues related to our asset management business.

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

Business Practices Committee.  The Business Practices Committee assists senior management in its oversight of compliance and operational risks and related reputational concerns, seeks to ensure the consistency of our policies, practices and procedures with our Business Principles, and makes recommendations on ways to mitigate potential risks.

Firmwide Capital Committee.  The Firmwide Capital Committee reviews and approves transactions involving commitments of our capital. Such capital commitments include, but are not limited to, extensions of credit, alternative liquidity commitments, certain bond underwritings and certain distressed debt and principal finance activities. The Firmwide Capital Committee is also responsible for establishing business and reputational standards for capital commitments and seeking to ensure that they are maintained on a global basis.

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

Market Risk

The potential for changes in the market value of our trading and investing positions is referred to as market risk. Such positions result from market-making, proprietary trading, underwriting, specialist and investing activities. Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues.

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

VaR

VaR is the potential loss in value of trading positions due to adverse market movements over a defined time horizon with a specified confidence level.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Year Ended November
Risk Categories	2007	2006	2005

Interest rates	$85	$49	$37
Equity prices	100	72	34
Currency rates	23	21	17
Commodity prices	26	30	26
Diversification effect (2)	(96)	(71)	(44)

Total	$138	$101	$70

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $138 million in 2007 from $101 million in 2006. The increase was primarily due to higher levels of exposure and volatility in interest rates and equity prices.

Our average daily VaR increased to $101 million in 2006 from $70 million in 2005. We increased our level of exposure across all risk categories, particularly equity prices and interest rates.

Daily VaR
(in millions)

			Year Ended
	As of November		November 2007
Risk Categories	2007	2006	High	Low

Interest rates	$105	$51	$152	$42
Equity prices	82	84	167	59
Currency rates	35	15	41	12
Commodity prices	33	21	51	17
Diversification effect (1)	(121)	(52)

Total	$134	$119	$181	$104

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR increased to $134 million as of November 2007 from $119 million as of November 2006. The increase primarily reflected higher levels of exposure to interest rates, currency rates and commodity prices, as well as increased levels of volatility in interest rates, partially offset by the benefit of increased diversification effects among different risk categories.

The following chart presents our daily VaR during 2007:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the year ended November 2007:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on ten occasions during 2007.

Other Market Risk Measures

Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). The market risk related to our investments in the ordinary shares of ICBC and the convertible preferred stock of SMFG is measured by estimating the potential reduction in net revenues associated with a 10% decline in the ICBC ordinary share price and a 10% decline in the SMFG common stock price, respectively. The market risk related to the remaining positions is measured by estimating the potential reduction in net revenues associated with a 10% decline in asset values.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

		10% Sensitivity
		Amount as of November
Asset Categories	10% Sensitivity Measure	2007	2006
		(in millions)

Trading Risk (1)
Equity	Underlying asset value	$1,325	$377
Debt	Underlying asset value	1,020	725

Non-trading Risk
ICBC	ICBC ordinary share price	250	191
SMFG	SMFG common stock price	41	140
Other Equity	Underlying asset value	1,013	390
Debt	Underlying asset value	500	199
Real Estate (2)	Underlying asset value	1,108	341

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 10 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for information on “Other assets.”

(2)	Relates to interests in our real estate investment funds.

The increase in our 10% sensitivity measures during 2007 in our trading and non-trading portfolios (excluding ICBC and SMFG) was primarily due to new investments.

In addition, as of November 2007 and November 2006, in our bank and insurance subsidiaries we held approximately $10.58 billion and $9.95 billion of securities, respectively, primarily consisting of mortgage-backed, federal agency and investment-grade corporate bonds.

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

As of November 2007 and November 2006, we held $45.75 billion (4% of total assets) and $46.20 billion (6% of total assets), respectively, of U.S. government and federal agency obligations (including securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation) included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the consolidated statements of financial condition. As of November 2007 and November 2006, we held $31.65 billion (3% of total assets) and $23.64 billion (3% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of Japan and the United Kingdom. In addition, as of November 2007 and November 2006, $144.92 billion and $104.76 billion of our financial instruments purchased under agreements to resell and securities borrowed, respectively, were collateralized by U.S. government and federal agency obligations. As of November 2007 and 2006, $41.26 billion and $38.22 billion of our financial instruments purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations. As of November 2007 and November 2006, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets. However, over the past several years, the amount and duration of our credit exposures have been increasing, due to, among other factors, the growth of our lending and OTC derivative activities and market evolution toward longer dated transactions. A further discussion of our derivative activities follows below.

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

The fair value of our derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in our consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
(in millions)

	As of November 2007
Assets	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$5,970	$4,301	$10,417	$7,402	$20,614	$48,704
Currencies	10,614	2,342	3,623	901	405	17,885
Commodities	3,335	1,538	8,464	1,299	657	15,293
Equities	4,616	1,329	1,560	2,114	572	10,191

Total	$24,535	$9,510	$24,064	$11,716	$22,248	$92,073

Liabilities	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$6,980	$1,212	$11,675	$6,614	$11,579	$38,060
Currencies	9,662	1,977	3,641	680	657	16,617
Commodities	3,912	2,082	5,827	1,304	338	13,463
Equities	7,526	3,804	3,823	3,393	412	18,958

Total	$28,080	$9,075	$24,966	$11,991	$12,986	$87,098

	As of November 2006
Assets	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$2,432	$1,706	$5,617	$5,217	$6,201	$21,173
Currencies	5,578	943	3,103	1,669	966	12,259
Commodities	3,892	1,215	5,836	1,258	231	12,432
Equities	1,430	1,134	1,329	2,144	1,235	7,272

Total	$13,332	$4,998	$15,885	$10,288	$8,633	$53,136

Liabilities	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$2,807	$1,242	$6,064	$3,582	$5,138	$18,833
Currencies	6,859	1,290	2,582	494	634	11,859
Commodities	3,078	658	4,253	1,643	273	9,905
Equities	3,235	1,682	2,615	3,239	277	11,048

Total	$15,979	$4,872	$15,514	$8,958	$6,322	$51,645

(1)	Includes credit derivatives.

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

The following table sets forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives as of November 2007, after taking into consideration the effect of netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

OTC Derivative Credit Exposure
($ in millions)

					As of
	As of November 2007				November 2006
			Exposure	Percentage of	Percentage of
		Collateral	Net of	Total Exposure	Total Exposure
Credit Rating Equivalent	Exposure (1)	Held	Collateral	Net of Collateral	Net of Collateral

AAA/Aaa	$16,683	$2,087	$14,596	21%	12%
AA/Aa2	28,562	4,143	24,419	35	29
A/A2	20,742	4,553	16,189	23	29
BBB/Baa2	9,896	3,338	6,558	9	15
BB/Ba2 or lower	13,696	6,218	7,478	10	13
Unrated	2,494	1,325	1,169	2	2

Total	$92,073	$21,664	$70,409	100%	100%

(1)	Net of cash received pursuant to credit support agreements of $59.05 billion.

The following tables set forth our OTC derivative credit exposure, net of collateral, by remaining contractual maturity:

Exposure Net of Collateral
(in millions)

	As of November 2007
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Credit Rating Equivalent	Months	Months	Years	Years	or Greater	Total (1)

AAA/Aaa	$3,669	$1,132	$2,453	$1,904	$5,438	$14,596
AA/Aa2	5,569	3,024	4,815	2,683	8,328	24,419
A/A2	5,913	1,242	4,288	1,544	3,202	16,189
BBB/Baa2	2,087	650	2,236	564	1,021	6,558
BB/Ba2 or lower	2,159	670	2,626	1,257	766	7,478
Unrated	271	321	422	90	65	1,169

Total	$19,668	$7,039	$16,840	$8,042	$18,820	$70,409

	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total (1)

Interest rates (2)	$5,454	$3,291	$7,255	$5,788	$17,341	$39,129
Currencies	8,266	1,735	3,037	560	381	13,979
Commodities	2,757	1,352	5,619	778	586	11,092
Equities	3,191	661	929	916	512	6,209

Total	$19,668	$7,039	$16,840	$8,042	$18,820	$70,409

(1)	Where we have obtained collateral from a counterparty under a master trading agreement that covers multiple products and transactions, we have allocated the collateral ratably based on exposure before giving effect to such collateral.

(2)	Includes credit derivatives.

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

Management has implemented a number of policies according to the following liquidity risk management framework:

•	Excess Liquidity — We maintain substantial excess liquidity to meet a broad range of potential cash outflows in a stressed environment including financing obligations.

•	Asset-Liability Management — We seek to maintain funding sources that are sufficiently long-term in order to withstand a prolonged or severe liquidity-stressed environment without having to rely on asset sales.

•	Conservative Liability Structure — We access funding across a diverse range of markets, products and counterparties, emphasize less credit-sensitive sources of funding and conservatively manage the distribution of funding across our entity structure.

•	Crisis Planning — We base our liquidity and funding management on stress-scenario planning and maintain a crisis plan detailing our response to a liquidity-threatening event.

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

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Year Ended November
	2007	2006
	(in millions)

U.S. dollar-denominated	$48,635	$40,862
Non-U.S. dollar-denominated	11,928	10,202

Total Global Core Excess	$60,563	$51,064

The U.S. dollar-denominated excess is comprised of only unencumbered U.S. government securities, U.S. agency securities and highly liquid U.S. agency mortgage-backed securities, all of which are Federal Reserve repo-eligible, as well as overnight cash deposits. Our non-U.S. dollar-denominated excess is comprised of only unencumbered French, German, United Kingdom and Japanese government bonds and euro, British pound and Japanese yen overnight cash deposits. We strictly limit our Global Core Excess to this narrowly defined list of securities and cash because we believe they are highly liquid, even in a difficult funding environment. We do not believe other potential sources of excess liquidity, such as lower-quality unencumbered securities or committed credit facilities, are as reliable in a liquidity crisis.

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

(1) The Global Core Excess excludes liquid assets of $6.17 billion held separately by William Street Funding Corporation. See
“— Contractual Obligations and Commitments” above for a further discussion of the William Street credit extension program.

We maintain Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $156.74 billion and $134.38 billion for the fiscal years ended 2007 and 2006, respectively.

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

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of November
	2007	2006
	(in millions)

Mortgage and other asset-backed loans and securities (1)	$46,436	$41,017
Bank loans (2)	49,154	28,196
High-yield securities	12,807	9,403
Emerging market debt securities	3,343	2,291
Private equity and real estate fund investments (3)	16,244	5,968
Emerging market equity securities	8,014	3,046
ICBC ordinary shares (4)	6,807	5,194
SMFG convertible preferred stock	4,060	4,505
Other restricted public equity securities	3,455	1,730
Other investments in funds (5)	3,437	260

(1)	Excludes $7.64 billion of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. We distributed to investors the securities that were issued by the securitization vehicles and therefore do not bear economic exposure to the underlying mortgage whole loans.

(2)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(3)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $8.13 billion and $6.03 billion as of November 2007 and November 2006, respectively, for which Goldman Sachs does not bear economic exposure.

(4)	Includes interests of $4.30 billion and $3.28 billion as of November 2007 and November 2006, respectively, held by investment funds managed by Goldman Sachs.

(5)	Includes interests in other investment funds that we manage.

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

Conservative Liability Structure

We seek to structure our liabilities conservatively to reduce refinancing risk and the risk that we may redeem or repurchase certain of our borrowings prior to their contractual maturity. Our conservative liability structure reflects the following policies:

•	We fund a substantial portion of our inventory on a secured basis. We believe secured financing provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to the underlying collateral.

•	Our liquidity depends to an important degree on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of November 2007 and November 2006, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $71.56 billion and $47.90 billion, respectively. See Note 4 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for further information regarding our unsecured short-term borrowings.

•	We recognize that secured funding transactions have greater refinancing risk when the underlying collateral is more difficult to fund. Consequently, we seek longer maturities for secured funding transactions collateralized by these assets. In some cases, we use extendible maturity features to obtain a rolling minimum term to the funding.

•	We issue substantially all of our unsecured debt without provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.

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

To mitigate refinancing risk, we have created internal guidelines on the principal amount of debt maturing on any one day or during any week or year. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through 2013:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of November 2007 was approximately seven years. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

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

We also manage our liquidity risk by requiring senior and subordinated intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. This policy ensures that the subsidiaries’ obligations to the parent company will generally mature in advance of the parent company’s third-party borrowings. In addition, many of our subsidiaries and affiliates maintain unencumbered assets to cover their intercompany borrowings (other than subordinated debt) in order to mitigate parent company liquidity risk.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of November 2007, Group Inc. had $24.49 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $27.51 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.40 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $3.15 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer. Group Inc. also had $44.99 billion of unsubordinated loans to these entities as of November 2007, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The following table sets forth our unsecured credit ratings as of November 2007:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)	A (high)	A
Fitch, Inc.	F1+	AA–	A+	A+
Moody’s Investors Service	P-1	Aa3	A1	A2
Standard & Poor’s	A-1+	AA–	A+	A
Rating and Investment Information, Inc.	a-1+	AA	Not Applicable	Not Applicable

As of November 2007, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $728 million would have been required in the event of a one-notch reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of a two-notch downgrade in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Year Ended November 2007. Our cash and cash equivalents increased by $5.59 billion to $11.88 billion at the end of 2007. We raised $73.79 billion in net cash from financing and investing activities, primarily through the issuance of unsecured borrowings, partially offset by common stock repurchases. We used net cash of $68.20 billion in our operating activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

Year Ended November 2006. Our cash and cash equivalents decreased by $3.97 billion to $6.29 billion at the end of 2006. We raised $64.09 billion in net cash from financing activities, primarily in long-term borrowings as well as through secured financings, partially offset by common stock repurchases. We used net cash of $68.06 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

Operational Risk

Operational risk relates to the risk of loss arising from shortcomings or failures in internal processes, people or systems, or from external events. Operational risk can arise from many factors ranging from routine processing errors to potentially costly incidents related to, for example, major systems failures. Operational risk may also cause reputational harm. Thus, efforts to identify, manage and mitigate operational risk must be equally sensitive to the risk of reputational damage as well as the risk of financial loss.

We manage operational risk through the application of long-standing, but continuously evolving, firmwide control standards which are supported by the training, supervision and development of our people; the active participation and commitment of senior management in a continuous process of identifying and mitigating key operational risks across Goldman Sachs; and a framework of strong and independent control departments that monitor operational risk on a daily basis. Together, these elements form a strong firmwide control culture that serves as the foundation of our efforts to minimize operational risk exposure.

The Operational Risk Department, an independent risk management function, is responsible for developing and implementing a standardized framework to identify, measure, monitor, and report operational risks to support active risk management across Goldman Sachs. This framework, which evolves with the changing needs of our businesses and regulatory guidance, incorporates analysis of internal and external operational risk events, business environment and internal control factors, and scenario analysis. The framework also provides regular reporting of our operational risk exposures to our Board, risk committees and senior management. For a further discussion of operational risk see “— Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

Recent Accounting Developments

FIN No. 48. In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that we determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. We will adopt the provisions of FIN No. 48 in the first quarter of 2008. Adoption of FIN No. 48 will not have a material effect on our financial condition, results of operations or cash flows.

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

SFAS No. 158. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. We adopted SFAS No. 158 as of the end of 2007. The adjustment to accumulated other comprehensive loss for the initial application of SFAS No. 158 was $194 million, net of tax.

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

We adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through our William Street program;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of our matched book and certain firm financing activities;

•	securities held by GS Bank USA, which were previously accounted for as available-for-sale; and

•	receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140.

The transition adjustment to beginning retained earnings related to the adoption of SFAS No. 159 was a loss of $45 million, net of tax, substantially all of which related to applying the fair value option to prepaid physical commodity transactions.

Subsequent to the adoption of SFAS No. 159, we have elected to apply the fair value option (i) to new positions within the above categories, (ii) to corporate loans, corporate loan commitments and certificates of deposit issued by GS Bank USA and (iii) generally to investments where we would otherwise apply the equity method of accounting. In certain cases, we may continue to apply the equity method of accounting to those investments which are strategic in nature or closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee, and/or where cost-benefit considerations are less significant.

The primary reasons for electing the fair value option are mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations.

SOP No. 07-1 and FSP FIN No. 46-R-7. In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP No. 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide for Investment Companies (the Guide). In May 2007, the FASB issued FSP FIN No. 46-R-7, “Application of FIN 46-R to Investment Companies,” which amends FIN No. 46-R to make permanent the temporary deferral of the application of FIN No. 46-R to entities within the scope of the revised Guide under SOP No. 07-1. FSP FIN No. 46-R-7 is effective upon adoption of SOP No. 07-1. In November 2007, the FASB issued Proposed FSP SOP No. 07-1-a, “The Effective Date of AICPA Statement of Position 07-1,” which proposes to indefinitely defer the effective date for SOP No. 07-01 and, consequently, FSP FIN No. 46-R-7.

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

As of the end of the firm’s 2007 fiscal year, management conducted an assessment of the effectiveness of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of November 30, 2007 was effective.

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

The firm’s internal control over financial reporting as of November 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 108, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of November 30, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at November 30, 2007 and November 24, 2006, and the results of its operations and its cash flows for each of the three fiscal years in the period ended November 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 107. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

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

/s/  PricewaterhouseCoopers LLP

New York, New York
January 24, 2008

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended November
	2007	2006	2005
	(in millions, except per
	share amounts)

Revenues
Investment banking	$7,555	$5,613	$3,599
Trading and principal investments	29,714	24,027	15,452
Asset management and securities services	4,731	4,527	3,090
Interest income	45,968	35,186	21,250

Total revenues	87,968	69,353	43,391
Interest expense	41,981	31,688	18,153

Revenues, net of interest expense	45,987	37,665	25,238

Operating expenses
Compensation and benefits	20,190	16,457	11,758

Brokerage, clearing, exchange and distribution fees	2,758	1,985	1,416
Market development	601	492	378
Communications and technology	665	544	490
Depreciation and amortization	624	521	501
Amortization of identifiable intangible assets	195	173	124
Occupancy	975	850	728
Professional fees	714	545	475
Cost of power generation	335	406	386
Other expenses	1,326	1,132	709

Total non-compensation expenses	8,193	6,648	5,207

Total operating expenses	28,383	23,105	16,965

Pre-tax earnings	17,604	14,560	8,273
Provision for taxes	6,005	5,023	2,647

Net earnings	11,599	9,537	5,626
Preferred stock dividends	192	139	17

Net earnings applicable to common shareholders	$11,407	$9,398	$5,609

Earnings per common share

Basic	$26.34	$20.93	$11.73
Diluted	24.73	19.69	11.21

Average common shares outstanding

Basic	433.0	449.0	478.1
Diluted	461.2	477.4	500.2

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November
	2007	2006
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$11,882	$6,293
Cash and securities segregated for regulatory and other purposes (includes $94,018 and $20,723 at fair value as of November 2007 and November 2006, respectively)	119,939	80,990
Receivables from brokers, dealers and clearing organizations	19,078	13,223
Receivables from customers and counterparties (includes $1,950 at fair value as of November 2007)	129,105	79,790
Collateralized agreements:
Securities borrowed (includes $83,277 at fair value as of November 2007)	277,413	219,342
Financial instruments purchased under agreements to resell (includes $85,717 at fair value as of November 2007)	85,717	82,126
Financial instruments owned, at fair value	406,457	298,563
Financial instruments owned and pledged as collateral, at fair value	46,138	35,998

Total financial instruments owned, at fair value	452,595	334,561
Other assets	24,067	21,876

Total assets	$1,119,796	$838,201

Liabilities and shareholders’ equity
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $48,331 and $10,220 at fair value as of November 2007 and November 2006, respectively)	$71,557	$47,904
Bank deposits (includes $463 at fair value as of November 2007)	15,370	10,697
Payables to brokers, dealers and clearing organizations	8,335	6,293
Payables to customers and counterparties	310,118	206,884
Collateralized financings:
Securities loaned (includes $5,449 at fair value as of November 2007)	28,624	22,208
Financial instruments sold under agreements to repurchase (includes $159,178 at fair value as of November 2007)	159,178	147,492
Other secured financings (includes $33,581 and $3,300 at fair value as of November 2007 and November 2006, respectively)	65,710	50,424
Financial instruments sold, but not yet purchased, at fair value	215,023	155,805
Other liabilities and accrued expenses	38,907	31,866
Unsecured long-term borrowings (includes $15,928 and $7,250 at fair value as of November 2007 and November 2006, respectively)	164,174	122,842

Total liabilities	1,076,996	802,415

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 shares issued and outstanding as of both November 2007 and November 2006, with liquidation preference of $25,000 per share	3,100	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 618,707,032 and 599,697,200 shares issued as of November 2007 and November 2006, respectively, and 390,682,013 and 412,666,084 shares outstanding as of November 2007 and November 2006, respectively	6	6
Restricted stock units and employee stock options	9,302	6,290
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	22,027	19,731
Retained earnings	38,642	27,868
Accumulated other comprehensive income/(loss)	(118)	21
Common stock held in treasury, at cost, par value $0.01 per share; 228,025,019 and 187,031,116 shares as of November 2007 and November 2006, respectively	(30,159)	(21,230)

Total shareholders’ equity	42,800	35,786

Total liabilities and shareholders’ equity	$1,119,796	$838,201

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended November
	2007	2006	2005
	(in millions, except per
	share amounts)

Preferred stock
Balance, beginning of year	$3,100	$1,750	$—
Issued	—	1,350	1,750

Balance, end of year	3,100	3,100	1,750
Common stock, par value $0.01 per share
Balance, beginning of year	6	6	6
Issued	—	—	—

Balance, end of year	6	6	6
Restricted stock units and employee stock options
Balance, beginning of year	6,290	3,415	2,013
Issuance and amortization of restricted stock units and employee stock options	4,684	3,787	1,871
Delivery of common stock underlying restricted stock units	(1,548)	(781)	(423)
Forfeiture of restricted stock units and employee stock options	(113)	(129)	(37)
Exercise of employee stock options	(11)	(2)	(9)

Balance, end of year	9,302	6,290	3,415
Additional paid-in capital
Balance, beginning of year	19,731	17,159	15,501
Issuance of common stock, including the delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	2,338	2,432	1,580
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(929)	(375)	(163)
Stock purchase contract fee related to automatic preferred enhanced capital securities	(20)	—	—
Preferred stock issuance costs	—	(1)	(31)
Excess net tax benefit related to share-based compensation	908	653	272
Cash settlement of share-based compensation	(1)	(137)	—

Balance, end of year	22,027	19,731	17,159
Retained earnings
Balance, beginning of year, as previously reported	27,868	19,085	13,970
Cumulative effect of adjustment from adoption of SFAS No. 157, net of tax	51	—	—
Cumulative effect of adjustment from adoption of SFAS No. 159, net of tax	(45)	—	—

Balance, beginning of year, after cumulative effect of adjustments	27,874	19,085	13,970
Net earnings	11,599	9,537	5,626
Dividends and dividend equivalents declared on common stock and restricted stock units	(639)	(615)	(494)
Dividends declared on preferred stock	(192)	(139)	(17)

Balance, end of year	38,642	27,868	19,085
Unearned compensation
Balance, beginning of year	—	—	(117)
Amortization of restricted stock units	—	—	117

Balance, end of year	—	—	—
Accumulated other comprehensive income/(loss)
Balance, beginning of year	21	—	11
Adjustment from adoption of SFAS No. 158, net of tax	(194)	—	—
Currency translation adjustment, net of tax	39	45	(27)
Minimum pension liability adjustment, net of tax	38	(27)	(11)
Net gains/(losses) on cash flow hedges, net of tax	(2)	(7)	9
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(12)	10	18
Reclassification to retained earnings from adoption of SFAS No. 159, net of tax	(8)	—	—

Balance, end of year	(118)	21	—
Common stock held in treasury, at cost
Balance, beginning of year	(21,230)	(13,413)	(6,305)
Repurchased	(8,956)	(7,817)	(7,108)
Reissued	27	—	—

Balance, end of year	(30,159)	(21,230)	(13,413)

Total shareholders’ equity	$42,800	$35,786	$28,002

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November
	2007	2006	2005
	(in millions)

Cash flows from operating activities
Net earnings	$11,599	$9,537	$5,626
Non-cash items included in net earnings
Depreciation and amortization	916	749	689
Amortization of identifiable intangible assets	251	246	165
Deferred income taxes	129	(1,505)	(450)
Share-based compensation	4,465	3,654	1,756
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(39,079)	(21,044)	(3,226)
Net receivables from brokers, dealers and clearing organizations	(3,811)	(1,794)	1,322
Net payables to customers and counterparties	53,857	9,823	2,953
Securities borrowed, net of securities loaned	(51,655)	(28,666)	(32,777)
Financial instruments sold under agreements to repurchase, net of financial instruments purchased under agreements to resell	8,095	(42)	62,269
Financial instruments owned, at fair value	(118,864)	(48,479)	(66,899)
Financial instruments sold, but not yet purchased, at fair value	57,938	6,384	16,974
Other, net	7,962	12,823	(815)

Net cash used for operating activities	(68,197)	(58,314)	(12,413)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,130)	(1,744)	(1,421)
Proceeds from sales of property, leasehold improvements and equipment	93	69	639
Business acquisitions, net of cash acquired	(1,900)	(1,661)	(556)
Proceeds from sales of investments	4,294	2,114	274
Purchase of available-for-sale securities	(872)	(12,922)	—
Proceeds from sales of available-for-sale securities	911	4,396	—

Net cash provided by/(used for) investing activities	396	(9,748)	(1,064)

Cash flows from financing activities
Unsecured short-term borrowings, net	12,262	(4,031)	(5)
Other secured financings (short-term), net	2,780	16,856	2,238
Proceeds from issuance of other secured financings (long-term)	21,703	14,451	7,279
Repayment of other secured financings (long-term), including the current portion	(7,355)	(7,420)	(5,941)
Proceeds from issuance of unsecured long-term borrowings	57,516	48,839	35,898
Repayment of unsecured long-term borrowings, including the current portion	(14,823)	(13,510)	(16,399)
Derivative contracts with a financing element, net	4,814	3,494	1,060
Bank deposits, net	4,673	10,697	—
Common stock repurchased	(8,956)	(7,817)	(7,108)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(831)	(754)	(511)
Proceeds from issuance of common stock	791	1,613	1,143
Proceeds from issuance of preferred stock, net of issuance costs	—	1,349	1,719
Excess tax benefit related to share-based compensation	817	464	—
Cash settlement of share-based compensation	(1)	(137)	—

Net cash provided by financing activities	73,390	64,094	19,373

Net increase/(decrease) in cash and cash equivalents	5,589	(3,968)	5,896
Cash and cash equivalents, beginning of year	6,293	10,261	4,365

Cash and cash equivalents, end of year	$11,882	$6,293	$10,261

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $40.74 billion, $30.98 billion and $17.49 billion for the years ended November 2007, November 2006 and November 2005, respectively.

Cash payments for income taxes, net of refunds, were $5.78 billion, $4.56 billion and $2.47 billion for the years ended November 2007, November 2006 and November 2005, respectively.

Non-cash activities:
The firm assumed $409 million, $498 million and $1.15 billion of debt in connection with business acquisitions for the years ended November 2007, November 2006 and November 2005, respectively. For the year ended November 2007, the firm issued $17 million of common stock in connection with business acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended November
	2007	2006	2005
	(in millions)

Net earnings	$11,599	$9,537	$5,626
Currency translation adjustment, net of tax	39	45	(27)
Minimum pension liability adjustment, net of tax	38	(27)	(11)
Net gains/(losses) on cash flow hedges, net of tax	(2)	(7)	9
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(12)	10	18

Comprehensive income	$11,662	$9,558	$5,615

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

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

The firm’s activities are divided into three segments:

•	Investment Banking. The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals.

•	Trading and Principal Investments. The firm facilitates client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals and takes proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. In addition, the firm engages in market-making and specialist activities on equities and options exchanges and clears client transactions on major stock, options and futures exchanges worldwide. In connection with the firm’s merchant banking and other investing activities, the firm makes principal investments directly and through funds that the firm raises and manages.

•	Asset Management and Securities Services. The firm provides investment advisory and financial planning services and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse group of institutions and individuals worldwide and provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide.

Note 2.	Significant Accounting Policies

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

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, including whether a derivative is considered passive and the degree of discretion a servicer may exercise. In accordance with SFAS No. 140 and FIN No. 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment in accordance with the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” For investments acquired subsequent to the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” the firm generally has elected to apply the fair value option in accounting for such investments. See “— Recent Accounting Developments” for a discussion of the firm’s adoption of SFAS No. 159.

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and generally does not hold a majority of the economic interests in these funds. The firm has generally provided the third-party investors with rights to terminate the funds or to remove the firm as the general partner. These fund investments are included in “Financial instruments owned, at fair value” in the consolidated statements of financial condition.

Unless otherwise stated herein, all references to November 2007, November 2006 and November 2005 refer to the firm’s fiscal years ended, or the dates, as the context requires, November 30, 2007, November 24, 2006 and November 25, 2005, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Financial Instruments. “Total financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reflected in the consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in “Trading and principal investments” in the consolidated statements of earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the firm owns (long positions) are marked to bid prices, and instruments that the firm has sold, but not yet purchased (short positions), are marked to offer prices. Fair value measurements are not adjusted for transaction costs.

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

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, most mortgage products, certain corporate bank and bridge loans, less liquid listed equities, state, municipal and provincial obligations, most physical commodities and certain loan commitments. Such instruments are generally classified within level 2 of the fair value hierarchy.

Certain cash instruments are classified within level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. Such instruments include private equity and real estate fund investments, certain corporate bank and bridge loans, less liquid mortgage whole loans, distressed debt instruments and certain loan commitments. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

•	Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded derivatives typically fall within level 1 or level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The firm generally values exchange-traded derivatives within portfolios using models which calibrate to market clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying cash instruments. In such cases, exchange-traded derivatives are classified within level 2 of the fair value hierarchy.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments are classified within level 3 of the fair value hierarchy. Where the firm does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the firm updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the firm cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

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

•	Resale and Repurchase Agreements. Financial instruments purchased under agreements to resell and financial instruments sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent collateralized financing transactions. The firm receives financial instruments purchased under agreements to resell, makes delivery of financial instruments sold under agreements to repurchase, monitors the market value of these financial instruments on a daily basis and delivers or obtains additional collateral as appropriate. Resale and repurchase agreements are carried in the consolidated statements of financial condition at fair value as allowed by SFAS No. 159. Prior to the adoption of SFAS No. 159, these transactions were recorded at contractual amounts plus accrued interest. Resale and repurchase agreements are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Resale and repurchase agreements are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and

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

Hybrid Financial Instruments. Hybrid financial instruments are instruments that contain bifurcatable embedded derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and do not require settlement by physical delivery of non-financial assets (e.g., physical commodities). If the firm elects to bifurcate the embedded derivative, it is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedge accounting relationships. If the firm does not elect to bifurcate, the entire hybrid financial instrument is accounted for at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial
Instruments — an amendment of FASB Statements No. 133 and 140.” The primary reasons for electing the fair value option for hybrid financial instruments are mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations. See Notes 3 and 4 for additional information about hybrid financial instruments.

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

Power Generation. Power generation revenues associated with the firm’s consolidated power generation facilities are included in “Trading and principal investments” in the consolidated statements of earnings when power is delivered. These revenues were $421 million, $553 million and $496 million for the years ended November 2007, November 2006 and November 2005, respectively. Direct employee costs associated with the firm’s consolidated power generation facilities of $97 million, $78 million and $70 million for the years ended November 2007, November 2006 and November 2005, respectively, are included in “Compensation and benefits.” The other direct costs associated with

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these power generation facilities and related contractual assets are included in “Cost of power generation.”

Commissions. Commission revenues from executing and clearing client transactions on stock, options and futures markets worldwide are recognized in “Trading and principal investments” in the consolidated statements of earnings on a trade-date basis.

Insurance Activities. Revenues from variable annuity and life insurance contracts, and from providing reinsurance of such contracts, generally consist of fees assessed on contract holder account balances for mortality charges, policy administration and surrender charges. These fees are recognized within “Trading and principal investments” in the consolidated statements of earnings in the period that services are provided.

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

Share-Based Compensation

In the first quarter of 2006, the firm adopted SFAS No. 123-R, “Share-Based Payment,” which is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. Under SFAS No. 123-R, the cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The firm adopted SFAS No. 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to adoption. Share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense.

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

In certain cases, primarily related to the death of an employee or conflicted employment (as outlined in the applicable award agreements), the firm may cash settle share-based compensation awards. For awards accounted for as equity instruments, “Additional paid-in capital” is adjusted to the extent of the difference between the current value of the award and the grant-date value of the award.

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of an operating segment, which is a component one level below the firm’s three business segments, is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists, specialist rights and the value of business acquired (VOBA) and deferred acquisition costs (DAC) in the firm’s insurance subsidiaries, are amortized over their estimated useful lives in accordance with SFAS No. 142. Identifiable intangible assets are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

The firm’s operating leases include space held in excess of current requirements. Rent expense relating to space held for growth is included in “Occupancy” in the consolidated statements of earnings. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value upon termination.

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange for the year. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, in the consolidated statements of comprehensive income. The firm seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the consolidated statements of comprehensive income. For foreign currency-denominated debt, hedge effectiveness is assessed based on changes in spot rates. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the consolidated statements of earnings.

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

Recent Accounting Developments

FIN No. 48. In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” FIN No. 48 requires that the firm determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition threshold, the position is measured to determine the amount of benefit to be recognized in the financial statements. The firm will adopt the provisions of FIN No. 48 in the first quarter of 2008. Adoption of FIN No. 48 will not have a material effect on the firm’s financial condition, results of operations or cash flows.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 158. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R.” SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit pension and postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The firm adopted SFAS No. 158 as of the end of 2007. The adjustment to accumulated other comprehensive loss for the initial application of SFAS No. 158 was $194 million, net of tax.

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

The firm adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option to the following financial assets and liabilities existing at the time of adoption:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through the firm’s William Street program;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of the firm’s matched book and certain firm financing activities;

•	securities held by Goldman Sachs Bank USA (GS Bank USA), which were previously accounted for as available-for-sale; and

•	receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140.

The transition adjustment to beginning retained earnings related to the adoption of SFAS No. 159 was a loss of $45 million, net of tax, substantially all of which related to applying the fair value option to prepaid physical commodity transactions.

Subsequent to the adoption of SFAS No. 159, the firm has elected to apply the fair value option (i) to new positions within the above categories, (ii) to corporate loans, corporate loan commitments and certificates of deposit issued by GS Bank USA and (iii) generally to investments where the firm would otherwise apply the equity method of accounting. In certain cases, the firm may continue to apply the equity method of accounting to those investments which are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, and/or where cost-benefit considerations are less significant.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The primary reasons for electing the fair value option are mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations.

SOP No. 07-1 and FSP FIN No. 46-R-7. In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP No. 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide for Investment Companies (the Guide). In May 2007, the FASB issued FSP FIN No. 46-R-7, “Application of FIN 46-R to Investment Companies,” which amends FIN No. 46-R to make permanent the temporary deferral of the application of FIN No. 46-R to entities within the scope of the revised Guide under SOP No. 07-1. FSP FIN No. 46-R-7 is effective upon adoption of SOP No. 07-1. In November 2007, the FASB issued Proposed FSP SOP No. 07-1-a, “The Effective Date of AICPA Statement of Position 07-1,” which proposes to indefinitely defer the effective date for SOP No. 07-01 and, consequently, FSP FIN No. 46-R-7.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.  Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s financial instruments owned, at fair value, including those pledged as collateral, and financial instruments sold, but not yet purchased, at fair value. At any point in time, the firm may use cash instruments as well as derivatives to manage a long or short risk position.

	As of November
	2007				2006
	Assets		Liabilities		Assets		Liabilities
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$8,985	(1)	$—		$14,723	(1)	$—
U.S. government, federal agency and sovereign obligations	70,774		58,637		68,071		51,200
Mortgage and other asset-backed loans and securities	54,073	(2)	—		41,017		253
Bank loans	49,154		3,563		28,196		1,154
Corporate debt securities and other debt obligations	39,219		8,280		29,806		7,050
Equities and convertible debentures	122,205		45,130		83,282		30,441
Physical commodities	2,571		35		1,923		211
Derivative contracts	105,614	(3)	99,378	(5)	67,543	(3)	65,496	(5)

Total	$452,595	(4)	$215,023		$334,561	(4)	$155,805

(1)	Includes $6.17 billion and $6.93 billion as of November 2007 and November 2006, respectively, of money market instruments held by William Street Funding Corporation to support the William Street credit extension program (see Note 6 for further information regarding the William Street program).

(2)	Includes $7.64 billion of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. The firm distributed to investors the securities that were issued by the securitization vehicles and therefore does not bear economic exposure to the underlying mortgage whole loans.

(3)	Net of cash received pursuant to credit support agreements of $59.05 billion and $24.06 billion as of November 2007 and November 2006, respectively.

(4)	Includes $1.17 billion of securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as of November 2007. Includes $9.95 billion of securities held within GS Bank USA and the firm’s insurance subsidiaries which were accounted for as available-for-sale as of November 2006.

(5)	Net of cash paid pursuant to credit support agreements of $27.76 billion and $16.00 billion as of November 2007 and November 2006, respectively.

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy “Financial instruments owned, at fair value,” “Financial instruments sold, but not yet purchased, at fair value” and financial assets and liabilities accounted for at fair value under SFAS No. 155 and SFAS No. 159 as of November 2007 (see Note 2 for further information on the fair value hierarchy). As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Total financial assets at fair value classified within level 3 were $69.15 billion or 6% of “Total assets” on the consolidated statement of financial condition as of November 2007. This includes $14.44 billion of financial assets at fair value classified within level 3 for which the firm does not bear

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

economic exposure. Excluding assets for which the firm does not bear economic exposure, level 3 assets were 5% of “Total assets” as of November 2007.

	Assets at Fair Value as of November 2007
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$6,237		$2,748		$—		$—		$8,985
U.S. government, federal agency and sovereign obligations	37,966		32,808		—		—		70,774
Mortgage and other asset-backed loans and securities	—		38,073		16,000		—		54,073
Bank loans	—		35,820		13,334		—		49,154
Corporate debt securities and other debt obligations	915		32,193		6,111		—		39,219
Equities and convertible debentures	68,727		35,472		18,006	(6)	—		122,205
Physical commodities	—		2,571		—		—		2,571

Cash instruments	113,845		179,685		53,451		—		346,981
Derivative contracts	286		153,065		15,700		(63,437	) (7)	105,614

Financial instruments owned, at fair value	114,131		332,750		69,151		(63,437)		452,595
Securities segregated for regulatory and other purposes	24,078	(4)	69,940	(5)	—		—		94,018
Receivables from customers and counterparties (1)	—		1,950		—		—		1,950
Securities borrowed (2)	—		83,277		—		—		83,277
Financial instruments purchased under agreements to resell, at fair value	—		85,717		—		—		85,717

Total assets at fair value	$138,209		$573,634		$69,151		$(63,437)		$717,557

Level 3 assets for which the firm does not bear economic exposure (3)					(14,437)

Level 3 assets for which the firm bears economic exposure					$54,714

(1)	Consists of transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Reflects securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Liabilities at Fair Value as of November 2007
				Netting and
	Level 1	Level 2	Level 3	Collateral		Total
	(in millions)

U.S. government, federal agency and sovereign obligations	$57,714	$923	$—	$—		$58,637
Bank loans	—	3,525	38	—		3,563
Corporate debt securities and other debt obligations	—	7,764	516	—		8,280
Equities and convertible debentures	44,076	1,054	—	—		45,130
Physical commodities	—	35	—	—		35

Cash instruments	101,790	13,301	554	—		115,645
Derivative contracts	212	117,794	13,644	(32,272	) (6)	99,378

Financial instruments sold, but not yet purchased, at fair value	102,002	131,095	14,198	(32,272)		215,023
Unsecured short-term borrowings (1)	—	44,060	4,271	—		48,331
Bank deposits (2)	—	463	—	—		463
Securities loaned (3)	—	5,449	—	—		5,449
Financial instruments sold under agreements to repurchase, at fair value	—	159,178	—	—		159,178
Other secured financings (4)	—	33,581	—	—		33,581
Unsecured long-term borrowings (5)	—	15,161	767	—		15,928

Total liabilities at fair value	$102,002	$388,987	$19,236	$(32,272)		$477,953

(1)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(2)	Consists of certificates of deposit issued by GS Bank USA.

(3)	Reflects securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(4)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140 and debt raised through the firm’s William Street program.

(5)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(6)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Gains and Losses

The table below sets forth a summary of changes in the fair value of the firm’s level 3 financial assets and liabilities for the year ended November 2007. The table reflects gains and losses for the full year for all financial assets and liabilities categorized as level 3 as of November 2007. The table does not include gains or losses that were reported in level 3 in prior periods for financial assets and liabilities that were transferred out of level 3 prior to November 2007. As reflected in the table below, the net unrealized gain on level 3 financial assets and liabilities was $1.31 billion for the year ended November 2007. This net unrealized gain should be considered in the context of the factors discussed below.

Cash Instruments

The net unrealized loss on level 3 cash instruments was $2.59 billion for the year ended November 2007 (which included $2.29 billion of unrealized losses on assets and $294 million of unrealized losses on liabilities), primarily consisting of unrealized losses on subprime residential mortgage loans and securities as well as non-investment-grade loan commitments, partially offset by unrealized gains on principal investments. Level 3 cash instruments are frequently hedged with instruments classified in level 1 and level 2, and accordingly, gains or losses that have been reported in level 3 are frequently offset by gains or losses attributable to instruments classified in level 1 or level 2 or by gains or losses on derivative contracts classified in level 3 of the fair value hierarchy.

Derivative Contracts

The net unrealized gain on level 3 derivative contracts was $4.54 billion for the year ended November 2007. Level 3 gains and losses on derivative contracts should be considered in the context of the following factors:

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Assets and Liabilities
	Year Ended November 2007
	Cash		Cash		Derivative		Unsecured		Unsecured
	Instruments -		Instruments -		Contracts -		Short-Term		Long-Term		Total
	Assets		Liabilities		Net		Borrowings		Borrowings		Gains
	(in millions)

Balance, beginning of year	$29,905		$(223)		$580		$(3,253)		$(135)		N/A
Realized gains/(losses)	2,232	(1)	(9	) (2)	1,713	(2)	167	(2)	(7	) (2)	$4,096
Unrealized gains/(losses) relating to instruments still held at the reporting date	(2,292	) (1)	(294	) (2)	4,543	(2)(3)	(666	) (2)	22	(2)	$1,313
Purchases, issuances and settlements	22,561		(30)		(1,365)		(1,559)		(567)		N/A
Transfers in and/or out of level 3	1,045		2		(3,415)		1,040		(80)		N/A

Balance, end of period	$53,451		$(554)		$2,056		$(4,271)		$(767)		N/A

(1)	The aggregate amounts include approximately $(1.77) billion and $1.71 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the consolidated statements of earnings.

(2)	Substantially all is reported in “Trading and principal investments” in the consolidated statements of earnings.

(3)	Principally resulted from changes in level 2 inputs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 2007, the changes in the fair value of receivables (including securities borrowed and resale agreements) for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material. During 2007, the firm recognized gains of $216 million attributable to the observable impact of the market’s widening of the firm’s own credit spread on liabilities for which the fair value option was elected. The firm calculates the impact of its own credit spread on liabilities carried at fair value by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads. As of November 2007, the difference between the fair value and the aggregate contractual principal amount of both long-term receivables and long-term debt instruments (principal and non-principal protected) for which the fair value option was elected was not material.

The following table sets forth the gains and (losses) included in earnings for the year ended November 2007 related to financial assets and liabilities for which the firm has elected to apply the fair value option under SFAS No. 155 and SFAS No. 159. The table does not reflect the impact to the firm’s earnings of adopting SFAS No. 159 because a significant amount of these gains and losses would have also been recognized under previously issued generally accepted accounting principles. In addition, instruments for which the firm has elected the fair value option are economically hedged with instruments accounted for at fair value under other generally accepted accounting principles that are not reflected in the table below.

Year Ended
November
2007
(in millions)

Unsecured long-term borrowings	$(1,979)
Other secured financings (1)	1,896
Unsecured short-term borrowings	(1,064)
Financial instruments owned, at fair value (2)	(43)
Other (3)	18

Total (4)	$(1,172)

(1)	Includes gains of $2.08 billion related to financings recorded as a result of certain mortgage securitizations that are accounted for as secured financings rather than sales under SFAS No. 140. Changes in the fair value of the secured financings are equally offset by changes in the fair value of the related mortgage whole loans, which are included within the firm’s “Financial instruments owned, at fair value” in the consolidated statement of financial condition.

(2)	Consists of investments where the firm would otherwise have applied the equity method of accounting as well as securities held in GS Bank USA (previously accounted for as available-for-sale).

(3)	Consists of resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments and certificates of deposit issued by GS Bank USA.

(4)	Reported within “Trading and principal investments” within the consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest Income” and “Interest Expense,” for all instruments other than hybrid financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting and securities borrowing activities and may be impacted by changes in economic, industry or political factors. The firm seeks to mitigate credit risk by actively monitoring exposures and obtaining collateral as deemed appropriate. While the firm’s activities expose it to many different industries and counterparties, the firm routinely executes a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment funds and other institutional clients, resulting in significant credit concentration with respect to this industry. In the ordinary course of business, the firm may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer.

As of November 2007 and November 2006, the firm held $45.75 billion (4% of total assets) and $46.20 billion (6% of total assets), respectively, of U.S. government and federal agency obligations (including securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation) included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the consolidated statements of financial condition. As of November 2007 and November 2006, the firm held $31.65 billion (3% of total assets) and $23.64 billion (3% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of Japan and the United Kingdom. In addition, as of November 2007 and November 2006, $144.92 billion and $104.76 billion of the firm’s financial instruments purchased under agreements to resell and securities borrowed, respectively, were collateralized by U.S. government and federal agency obligations. As of November 2007 and 2006, $41.26 billion and $38.22 billion of the firm’s financial instruments purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations. As of November 2007 and November 2006, the firm did not have credit exposure to any other counterparty that exceeded 2% of the firm’s total assets.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The firm applies hedge accounting under SFAS No. 133 to certain derivative contracts. The firm uses these derivatives to manage certain interest rate and currency exposures, including the firm’s net investment in non-U.S. operations. The firm designates certain interest rate swap contracts as fair value hedges. These interest rate swap contracts hedge changes in the relevant benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR)), effectively converting a substantial portion of the firm’s unsecured long-term and certain unsecured short-term borrowings into floating rate obligations. See Note 2 for information regarding the firm’s accounting policy for foreign currency forward contracts used to hedge its net investment in non-U.S. operations.

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

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the years ended November 2007, November 2006 and November 2005. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the consolidated statements of earnings.

The fair value of the firm’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, computed in accordance with the firm’s netting policy, is set forth below:

	As of November
	2007		2006
	Assets	Liabilities	Assets	Liabilities
	(in millions)

Forward settlement contracts	$17,447	$20,799	$11,751	$14,335
Swap agreements	54,428	39,271	28,012	22,471
Option contracts	33,739	39,308	27,780	28,690

Total	$105,614	$99,378	$67,543	$65,496

The fair value of derivatives accounted for as qualifying hedges under SFAS No. 133 consisted of $5.12 billion and $2.66 billion in assets as of November 2007 and November 2006, respectively, and $354 million and $551 million in liabilities as of November 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings, had a carrying value of $463 million and $1.13 billion (excluding the debt host contract) as of November 2007 and November 2006, respectively. See Notes 4 and 5 for further information regarding the firm’s unsecured borrowings.

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

During the year ended November 2007, the firm securitized $81.40 billion of financial assets ($24.95 billion of residential mortgages, $19.50 billion of commercial mortgages and $36.95 billion of other financial assets, primarily in connection with collateralized debt and loan obligations (CDOs and CLOs)). During the year ended November 2006, the firm securitized $103.92 billion of financial assets ($67.73 billion of residential mortgages, $12.78 billion of commercial mortgages and $23.41 billion of other financial assets, primarily in connection with CDOs and CLOs). Cash flows received on retained interests were approximately $705 million and $801 million for the years ended November 2007 and November 2006, respectively.

As of November 2007 and November 2006, the firm held $4.57 billion and $7.08 billion of retained interests, respectively, from these securitization activities, including $2.72 billion and $5.18 billion, respectively, held in QSPEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of November 2007			As of November 2006
	Type of Retained Interests			Type of Retained Interests
	Mortgage-	CDOs and	Corporate	Mortgage-	CDOs and	Corporate
	Backed	CLOs (3)	Debt	Backed	CLOs (3)	Debt (4)
	($ in millions)

Fair value of retained interests	$3,378	$1,188	$—	$4,013	$1,973	$1,097
Weighted average life (years)	6.6	2.7	—	6.0	7.0	2.2
Constant prepayment rate	15.1%	11.9%	N/A	21.2%	24.5%	N/A
Impact of 10% adverse change	$(50)	$(43)	$—	$(121)	$(2)	$—
Impact of 20% adverse change	(91)	(98)	—	(221)	(6)	—
Anticipated credit losses (1)	4.3%	N/A	N/A	2.0%	N/A	N/A
Impact of 10% adverse change (2)	$(45)	$—	$—	$(81)	$—	$—
Impact of 20% adverse change (2)	(72)	—	—	(155)	—	—
Discount rate	8.4%	23.1%	N/A	9.4%	6.9%	3.9%
Impact of 10% adverse change	$(89)	$(46)	$—	$(136)	$(38)	$(9)
Impact of 20% adverse change	(170)	(92)	—	(266)	(74)	(17)

(1)	Anticipated credit losses are computed only on positions for which expected credit loss is a key assumption in the determination of fair value or positions for which expected credit loss is not reflected within the discount rate.

(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(3)	Includes $905 million and $1.26 billion as of November 2007 and November 2006, respectively, of retained interests related to transfers of securitized assets that were accounted for as secured financings rather than sales under SFAS No. 140.

(4)	Includes retained interests in bonds and other types of financial assets that are not subject to prepayment risk.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests approximated $6 billion and $8 billion as of November 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 2007 and November 2006, the firm held mortgage servicing rights with a fair value of $93 million and $62 million, respectively, substantially all of which were retained in connection with residential mortgage securitizations. These servicing assets represent the firm’s right to receive a future stream of cash flows associated with the firm’s obligation to service residential mortgages. The fair value of mortgage servicing rights will fluctuate in response to changes in certain economic variables, such as interest rates, loan prepayment assumptions and default rates. The firm determines the fair value of mortgage servicing rights by using valuation models that incorporate these variables in quantifying anticipated cash flows related to servicing activities.

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

The following tables set forth total assets in nonconsolidated VIEs in which the firm holds significant variable interests and the firm’s maximum exposure to loss associated with these variable interests. The firm has aggregated nonconsolidated VIEs based on principal business activity, as reflected in the first column. The nature of the firm’s variable interests can take different forms, as described in the columns under maximum exposure to loss.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These tables do not give effect to the benefit of any offsetting financial instruments that are held to mitigate risks related to the firm’s interests in nonconsolidated VIEs.

		As of November 2007

		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)
Mortgage CDOs (2)	$18,914	$1,011	$—	$10,089	$—	$11,100
Corporate CDOs and CLOs (3)	10,750	411	—	2,218	—	2,629
Real estate, credit-related and other investing (4)	17,272	—	107	12	3,141	3,260
Municipal bond securitizations	1,413	—	1,413	—	—	1,413
Other mortgage-backed	3,881	719	—	—	—	719
Other asset-backed	3,771	—	—	1,579	—	1,579
Power-related	438	2	37	—	16	55
Principal-protected notes (5)	5,698	—	—	5,186	—	5,186

Total	$62,137	$2,143	$1,557	$19,084	$3,157	$25,941

		As of November 2006

		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
			(in millions)
Mortgage CDOs (2)	$26,225	$2,172	$—	$7,119	$—	$9,291
Corporate CDOs and CLOs (3)	11,385	234	—	2,663	—	2,897
Real estate, credit-related and other investing (4)	16,300	—	113	8	2,088	2,209
Municipal bond securitizations	1,182	—	1,182	—	—	1,182
Other mortgage-backed	8,143	477	—	—	—	477
Other asset-backed	96	—	—	66	—	66
Power-related	3,422	10	73	—	597	680
Principal-protected notes (5)	4,363	—	—	3,437	—	3,437

Total	$71,116	$2,893	$1,368	$13,293	$2,685	$20,239

(1)	Such amounts do not represent the anticipated losses in connection with these transactions.

(2)	Derivatives related to mortgage CDOs primarily consist of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(3)	Derivatives related to corporate CDOs and CLOs primarily consist of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

(4)	The firm obtains interests in these VIEs in connection with making proprietary investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities.

(5)	Derivatives related to principal-protected notes consist of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing.

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

The table does not give effect to the benefit of any offsetting financial instruments that are held to mitigate risks related to the firm’s interests in consolidated VIEs.

	As of November 2007		As of November 2006
		Maximum		Maximum
		Exposure		Exposure
	VIE Assets (1)	to Loss (2)	VIE Assets (1)	to Loss (2)
	(in millions)

Real estate, credit-related and other investing	$2,118	$525	$3,077	$1,368
Municipal bond securitizations	1,959	1,959	2,715	2,715
CDOs, mortgage-backed and other asset-backed	604	109	1,537	20
Foreign exchange and commodities	300	329	433	340
Principal-protected notes	1,119	1,118	894	774

Total	$6,100	$4,040	$8,656	$5,217

(1)	Consolidated VIE assets include assets financed on a nonrecourse basis.

(2)	Such amounts do not represent the anticipated losses in connection with these transactions.

Collateralized Transactions

The firm receives financial instruments as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. Such financial instruments may include obligations of the U.S. government, federal agencies, sovereigns and corporations, as well as equities and convertibles.

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of November 2007 and November 2006, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $891.05 billion and $746.08 billion, respectively, of which the firm delivered or repledged $785.62 billion and $639.87 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Financial instruments owned and pledged to counterparties that have the right to deliver or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the consolidated statements of financial condition and were $46.14 billion and $36.00 billion as of November 2007 and November 2006, respectively. Financial instruments owned and pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the consolidated statements of financial condition and were $156.92 billion and $134.31 billion as of November 2007 and November 2006, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $5.86 billion and $5.34 billion as of November 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to repurchase agreements and securities lending agreements, the firm obtains secured funding through the use of other arrangements. Other secured financings include arrangements that are nonrecourse, that is, only the subsidiary that executed the arrangement or a subsidiary guaranteeing the arrangement is obligated to repay the financing. Other secured financings consist of liabilities related to the firm’s William Street program, consolidated variable interest entities, collateralized central bank financings, transfers of financial assets that are accounted for as financings rather than sales under SFAS No. 140 (primarily pledged bank loans and mortgage whole loans) and other structured financing arrangements.

Other secured financings are set forth in the table below:

	As of November
	2007	2006
	(in millions)

Other secured financings (short-term) (1)(2)	$32,410	$24,290
Other secured financings (long-term):
2008	—	5,535
2009	2,903	877
2010	2,301	1,894
2011	2,427	5,105
2012	4,973	1,928
2013-thereafter	20,696	10,795

Total other secured financings (long-term) (3)(4)	33,300	26,134

Total other secured financings (5)	$65,710	$50,424

(1)	As of November 2007, consists of U.S. dollar-denominated financings of $18.47 billion with a weighted average interest rate of 5.32% and non-U.S. dollar-denominated financings of $13.94 billion with a weighted average interest rate of 0.91%, after giving effect to hedging activities. As of November 2006, consists of U.S. dollar-denominated financings of $14.28 billion with a weighted average interest rate of 5.22% and non-U.S. dollar-denominated financings of $10.01 billion with a weighted average interest rate of 2.00%, after giving effect to hedging activities. The weighted average interest rates as of November 2007 and November 2006 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of November 2007, consists of U.S. dollar-denominated financings of $22.13 billion with a weighted average interest rate of 5.73% and non-U.S. dollar-denominated financings of $11.17 billion with a weighted average interest rate of 4.28%, after giving effect to hedging activities. As of November 2006, consists of U.S. dollar-denominated financings of $16.97 billion with a weighted average interest rate of 5.61% and non-U.S. dollar-denominated financings of $9.16 billion with a weighted average interest rate of 3.81%, after giving effect to hedging activities.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	As of November 2007, $61.34 billion of these financings were collateralized by financial instruments and $4.37 billion by other assets (primarily real estate and cash). As of November 2006, $47.22 billion of these financings were collateralized by financial instruments and $3.20 billion by other assets. Other secured financings include $25.37 billion and $19.79 billion of nonrecourse obligations as of November 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.  Unsecured Short-Term Borrowings

The firm obtains unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and hybrid financial instruments. As of November 2007 and November 2006, these borrowings were $71.56 billion and $47.90 billion, respectively. Such amounts include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under SFAS No. 155 or SFAS No. 159. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

Unsecured short-term borrowings are set forth below:

	As of November
	2007	2006
	(in millions)

Promissory notes	$13,251	$13,811
Commercial paper	4,343	1,489
Current portion of unsecured long-term borrowings	22,740	14,115
Hybrid financial instruments	22,318	14,060
Other short-term borrowings	8,905	4,429

Total (1)	$71,557	$47,904

(1)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 5.05% and 5.16% as of November 2007 and November 2006, respectively. The weighted average interest rates as of November 2007 and November 2006 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.  Unsecured Long-Term Borrowings

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings. As of November 2007 and November 2006, these borrowings were $164.17 billion and $122.84 billion, respectively.

Unsecured long-term borrowings are set forth below:

	As of November
	2007	2006
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$55,281	$41,719
Non-U.S. dollar	29,139	22,854
Floating rate obligations (2)
U.S. dollar	47,308	38,342
Non-U.S. dollar	32,446	19,927

Total	$164,174	$122,842

(1)	As of November 2007 and November 2006, interest rates on U.S. dollar fixed rate obligations ranged from 3.88% to 10.04% and from 3.88% to 12.00%, respectively. As of November 2007 and November 2006, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.67% to 8.88% and from 0.31% to 8.88%, respectively.

(2)	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

Unsecured long-term borrowings by maturity date are set forth below:

	As of November
	2007 (1)(2)			2006 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2008	$—	$—	$—	$14,848	$3,038	$17,886
2009	20,204	2,978	23,182	12,398	2,978	15,376
2010	7,989	5,714	13,703	5,034	4,945	9,979
2011	5,848	4,839	10,687	5,675	4,389	10,064
2012	14,913	3,695	18,608	4,500	2,098	6,598
2013-thereafter	53,635	44,359	97,994	37,606	25,333	62,939

Total	$102,589	$61,585	$164,174	$80,061	$42,781	$122,842

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, commodity contracts and equity-linked and indexed contracts, to effectively convert a substantial portion of its unsecured long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the carrying value of unsecured long-term borrowings approximated fair value as of November 2007 and November 2006.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of November
	2007		2006
	Amount	Rate	Amount	Rate
		($ in millions)

Fixed rate obligations	$3,787	5.28%	$1,997	6.13%
Floating rate obligations (1)(2)	160,387	5.68	120,845	5.75

Total	$164,174	5.67	$122,842	5.75

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of November 2007 and November 2006 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated borrowings with outstanding principal amounts of $16.32 billion and $7.51 billion as of November 2007 and November 2006, respectively, as set forth below.

Subordinated Notes.  As of November 2007, the firm had $11.23 billion of subordinated notes outstanding with maturities ranging from fiscal 2009 to 2037. The effective weighted average interest rate on these subordinated notes was 5.75%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2006, the firm had $4.67 billion of subordinated notes outstanding with maturities ranging from 2007 to 2036 and with an effective weighted average interest rate of 6.24%. These notes are junior in right of payment to all of the firm’s senior indebtedness.

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

In connection with the APEX issuance, the firm covenanted in favor of certain of its debtholders, who are initially the holders of the firm’s 6.345% Junior Subordinated Debentures due February 15, 2034, that, subject to certain exceptions, the firm would not redeem or purchase (i) the firm’s junior subordinated debt issued to the APEX trusts prior to the applicable stock purchase date or (ii) APEX or shares of the firm’s Series E or Series F Preferred Stock prior to the date that is ten years after the applicable stock purchase date, unless the applicable redemption or purchase price does not exceed a maximum amount determined by reference to the aggregate amount of net cash proceeds that the firm has received from the sale of qualifying equity securities during the 180 day period preceding the redemption or purchase.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.  Commitments, Contingencies and Guarantees

Commitments

Forward Starting Collateralized Agreements and Financings.  The firm had forward starting resale agreements and securities borrowing agreements of $28.14 billion and $18.29 billion as of November 2007 and November 2006, respectively. The firm had forward starting repurchase agreements and securities lending agreements of $15.39 billion and $17.15 billion as of November 2007 and November 2006, respectively.

Commitments to Extend Credit.  In connection with its lending activities, the firm had outstanding commitments to extend credit of $82.75 billion and $100.48 billion as of November 2007 and November 2006, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value. To the extent that the firm recognizes losses on these commitments, such losses are recorded within the firm’s Trading and Principal Investments segment net of any related underwriting fees.

The following table summarizes the firm’s commitments to extend credit as of November 2007 and November 2006:

	Year Ended November
	2007	2006
	(in millions)

Commercial lending commitments
Investment-grade	$11,719	$7,604
Non-investment-grade	41,930	57,017
William Street program	24,488	18,831
Warehouse financing	4,610	17,026

Total commitments to extend credit	$82,747	$100,478

•	Commercial lending commitments. The firm extends commercial lending commitments primarily in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm often syndicates all or substantial portions of these commitments, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources. Included within the non-investment-grade amount as of November 2007 was $26.09 billion of exposure to leveraged lending capital market transactions, $3.50 billion related to commercial real estate transactions and $12.34 billion arising from other unfunded credit facilities. Included within the non-investment-grade amount as of November 2006 was $39.68 billion of exposure to leveraged lending capital market transactions, $12.11 billion related to commercial real estate transactions and $5.23 billion arising from other unfunded credit facilities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, William Street Credit Corporation, GS Bank USA, Goldman Sachs Credit Partners L.P. or other consolidated wholly owned subsidiaries of Group Inc. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets to be securitized. These financings are expected to be repaid from the proceeds of the related securitizations for which the firm may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans and commercial mortgages as of November 2007 and residential mortgages and mortgage-backed securities, corporate bank loans and commercial mortgages as of November 2006. In connection with its warehouse financing activities, the firm had loans of $44 million collateralized by subprime mortgages as of November 2007.

Letters of Credit.  The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $8.75 billion and $5.73 billion as of November 2007 and November 2006, respectively.

Investment Commitments.  In connection with its merchant banking and other investing activities, the firm invests in private equity, real estate and other assets directly and through funds that it raises and manages. In connection with these activities, the firm had commitments to invest up to $17.76 billion and $8.24 billion as of November 2007 and November 2006, respectively, including $12.32 billion and $4.41 billion, respectively, of commitments to invest in funds managed by the firm.

Construction-Related Commitments.  As of November 2007 and November 2006, the firm had construction-related commitments of $769 million and $1.63 billion, respectively, including outstanding commitments of $642 million and $500 million as of November 2007 and November 2006, respectively, related to the firm’s new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion. The firm is partially financing this construction project with tax-exempt Liberty Bonds. The firm borrowed approximately $1.40 billion and approximately $250 million in 2005 and 2007, respectively, through the issuance of Liberty Bonds.

Underwriting Commitments.  As of November 2007 and November 2006, the firm had commitments to purchase $88 million and $2.62 billion, respectively, of securities in connection with its underwriting activities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other.  The firm had other purchase commitments of $420 million and $393 million as of November 2007 and November 2006, respectively.

In addition, the firm entered into an agreement in 2007 to acquire Litton Loan Servicing LP (Litton), the mortgage servicing unit of Credit-Based Asset Servicing and Securitization LLC (C-BASS). The transaction closed in December 2007 at a purchase price of $428 million, plus the repayment of $916 million of outstanding Litton debt obligations.

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below:

(in millions)

Minimum rental payments
2008	$450
2009	478
2010	372
2011	313
2012	255
2013-thereafter	2,022

Total	$3,890

Rent charged to operating expense is set forth below:
Net rent expense
2005	$359
2006	404
2007	412

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $10.84 billion and $8.04 billion of contract holder account balances as of November 2007 and November 2006, respectively, for such benefits. The weighted average attained age of these contract holders was 67 years and 70 years as of November 2007 and November 2006, respectively. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.04 billion and $1.27 billion as of November 2007 and November 2006, respectively. See Note 10 for more information on the firm’s insurance liabilities.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of November 2007 and November 2006:

	As of November 2007
	Maximum Payout/Notional Amount by Period of Expiration (1)
		2009-	2011-	2013-
	2008	2010	2012	Thereafter	Total
	(in millions)

Derivatives (2)	$580,769	$492,563	$457,511	$514,498	$2,045,341
Securities lending indemnifications (3)	26,673	—	—	—	26,673
Performance bonds (4)	2,046	—	—	—	2,046
Other financial guarantees (5)	381	121	258	46	806

	As of November 2006
	Maximum Payout/Notional Amount by Period of Expiration (1)
		2008-	2010-	2012-
	2007	2009	2011	Thereafter	Total
	(in millions)

Derivatives (2)	$379,256	$428,258	$460,088	$399,449	$1,667,051
Securities lending indemnifications (3)	19,023	—	—	—	19,023
Performance bonds	—	—	—	—	—
Other financial guarantees (5)	592	99	76	86	853

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	The aggregate carrying value of these derivatives as of November 2007 was a liability of $33.10 billion. The aggregate carrying value of these derivatives as of November 2006 was an asset of $1.12 billion, consisting of contracts with an asset value of $11.06 billion and contracts with a liability value of $9.94 billion. The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement. These derivative contracts are risk managed together with derivative contracts that are not considered guarantees under FIN No. 45, and therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $27.49 billion and $19.70 billion as of November 2007 and November 2006, respectively.

(4)	Excludes collateral of $2.05 billion related to these obligations.

(5)	The carrying value of these guarantees was a liability of $43 million and $15 million as of November 2007 and November 2006, respectively.

The firm has established trusts, including Goldman Sachs Capital I, II and III, and other entities for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. (See Note 5 for information regarding the transactions involving Goldman Sachs Capital I, II and III.) The firm effectively provides for the full and unconditional guarantee of the securities issued by these entities, which are not consolidated for accounting purposes. Timely payment by the firm of amounts due to these entities under the borrowing, preferred stock and related contractual arrangements will be sufficient to cover payments due on the securities issued by these entities. Management believes that it is unlikely that any circumstances will occur, such as nonperformance on the part of paying agents or other service providers, that would make it necessary for the firm to make payments related to these entities other than those required under the terms of the borrowing, preferred stock and related contractual arrangements and in connection with certain expenses incurred by these entities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of November 2007 and November 2006.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of November 2007 and November 2006.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.  Shareholders’ Equity

Dividends declared per common share were $1.40 in 2007, $1.30 in 2006, and $1.00 in 2005. On December 17, 2007, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per common share to be paid on February 28, 2008, to common shareholders of record on January 29, 2008.

During 2007 and 2006, the firm repurchased 41.2 million and 50.2 million shares of its common stock at a total cost of $8.96 billion and $7.82 billion, respectively. The average price paid per share for repurchased shares was $217.29 and $155.64 for the years ended November 2007 and November 2006, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 4.7 million and 3.0 million of restricted stock units with a total value of $929 million and $375 million in 2007 and 2006, respectively.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital positions (i.e., comparisons of the firm’s desired level of capital to its actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock.

As of November 2007, the firm had 124,000 shares of perpetual non-cumulative preferred stock issued and outstanding in four series as set forth in the following table:

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

Each share of preferred stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. All series of preferred stock are pari passu and have a preference over the firm’s common stock upon liquidation.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the second quarter of 2007, the Board authorized 17,500.1 shares of perpetual Non-Cumulative Preferred Stock, Series E and 5,000.1 shares of perpetual Non-Cumulative Preferred Stock, Series F in connection with the APEX issuance (see Note 5 for further information on the APEX issuance). Under the stock purchase contracts, the firm will issue on the relevant stock purchase dates (on or before June 1, 2013 and September 1, 2013 for Series E and Series F preferred stock, respectively) one share of Series E and Series F preferred stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated notes held by these trusts. When issued, each share of Series E and Series F preferred stock will have a par value of $0.01 and a liquidation preference of $100,000 per share. Dividends on Series E preferred stock, if declared, will be payable semiannually at a fixed annual rate of 5.79% if the stock is issued prior to June 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus .77% and (ii) 4%. Dividends on Series F preferred stock, if declared, will be payable quarterly at a rate per annum equal to three-month LIBOR plus .77% if the stock is issued prior to September 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus .77% and (ii) 4%. The preferred stock may be redeemed at the option of the firm on the stock purchase dates or any day thereafter, subject to the approval of the Securities and Exchange Commission (SEC) and certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

Dividends declared per preferred share were $1,563.51, $1,550.00, $1,563.51 and $1,543.06 for Series A, Series B, Series C and Series D preferred stock, respectively, in 2007. Dividends declared per preferred share were $1,434.79, $1,593.06, $1,465.19 and $709.10 for Series A, Series B, Series C and Series D preferred stock, respectively, in 2006. In addition, on December 17, 2007, the Board declared dividends per preferred share of $351.84, $387.50, $351.84 and $346.84 for Series A, Series B, Series C and Series D preferred stock, respectively, to be paid on February 11, 2008 to preferred shareholders of record on January 27, 2008.

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	November
	2007	2006
	(in millions)

Adjustment from adoption of SFAS No. 158, net of tax	$(194)	$—
Currency translation adjustment, net of tax	68	29
Minimum pension liability adjustment, net of tax	—	(38)
Net gains on cash flow hedges, net of tax	—	2
Net unrealized gains on available-for-sale securities, net of tax	8 (1)	28

Total accumulated other comprehensive income, net of tax	$(118)	$21

(1)	Consists of net unrealized gains of $9 million on available-for-sale securities held by investees accounted for under the equity method and net unrealized losses of $1 million on available-for-sale securities held by the firm’s insurance subsidiaries.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.  Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Year Ended November
	2007	2006	2005
	(in millions, except per
	share amounts)

Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$11,407	$9,398	$5,609

Denominator for basic EPS — weighted average number of common shares	433.0	449.0	478.1
Effect of dilutive securities
Restricted stock units	13.6	13.6	9.9
Stock options	14.6	14.8	12.2

Dilutive potential common shares	28.2	28.4	22.1

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares (1)	461.2	477.4	500.2

Basic EPS	$26.34	$20.93	$11.73
Diluted EPS	24.73	19.69	11.21

(1)	The diluted EPS computations do not include the anti-dilutive effect of the following options:

	Year Ended November
	2007	2006	2005
	(in millions)

Number of anti-dilutive options, end of period	—	—	1

Note 9.  Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the consolidated statements of financial condition:

	As of November
	2007	2006
	(in millions)

Investment Banking
Financial Advisory	$—	$—
Underwriting	125	125
Trading and Principal Investments
FICC	123	136
Equities (1)	2,381	2,381
Principal Investments	11	4
Asset Management and Securities Services
Asset Management (2)	564	421
Securities Services	117	117

Total	$3,321	$3,184

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco). The increase in goodwill from November 2006 relates to the firm’s acquisition of Macquarie — IMM Investment Management.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of November
		2007	2006
		(in millions)

Customer lists (1)	Gross carrying amount	$1,086	$1,034
	Accumulated amortization	(354)	(297)

	Net carrying amount	$732	$737

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(212)	(172)

specialist rights	Net carrying amount	$502	$542

Insurance-related	Gross carrying amount	$461	$396
assets (2)	Accumulated amortization	(89)	(34)

	Net carrying amount	$372	$362

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF)	Accumulated amortization	(38)	(33)

specialist rights	Net carrying amount	$100	$105

Power contracts (3)	Gross carrying amount	$33	$750
	Accumulated amortization	(13)	(83)

	Net carrying amount	$20	$667

Other (4)	Gross carrying amount	$327	$335
	Accumulated amortization	(282)	(246)

	Net carrying amount	$45	$89

Total	Gross carrying amount	$2,759	$3,367
	Accumulated amortization	(988)	(865)

	Net carrying amount	$1,771	$2,502

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of the variable annuity and life insurance business. DAC results from commissions paid by the firm to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with the firm and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is seven years as of November 2007.

(3)	The reduction in power contracts from November 2006 is due to the sale of the majority of the firm’s ownership interests in 14 power generation facilities during 2007.

(4)	Primarily includes marketing and technology-related assets.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 12 years.

Amortization expense associated with identifiable intangible assets was $251 million, $246 million and $165 million for the years ended November 2007, November 2006 and November 2005, respectively. Amortization expense associated with the firm’s consolidated power generation facilities is reported within “Cost of power generation” in the consolidated statements of earnings.

The estimated future amortization for existing identifiable intangible assets through 2012 is set forth below:

(in millions)

2008	$186
2009	164
2010	149
2011	140
2012	131

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of November
	2007	2006
	(in millions)

Property, leasehold improvements and equipment (1)	$8,975	$6,990
Goodwill and identifiable intangible assets (2)	5,092	5,686
Income tax-related assets	4,177	3,427
Equity-method investments (3)	2,014	2,764
Miscellaneous receivables and other	3,809	3,009

Total	$24,067	$21,876

(1)	Net of accumulated depreciation and amortization of $5.88 billion and $5.06 billion as of November 2007 and November 2006, respectively.

(2)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments of $2.25 billion accounted for at fair value under SFAS No. 159 as of November 2007, which are included in “Financial instruments owned, at fair value” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of November
	2007	2006
	(in millions)

Compensation and benefits	$11,816	$9,165
Insurance-related liabilities (1)	10,344	11,471
Minority interest (2)	7,265	2,069
Income tax-related liabilities	2,546	2,639
Employee interests in consolidated funds	2,187	2,690
Accrued expenses and other payables	4,749	3,832

Total	$38,907	$31,866

(1)	Insurance-related liabilities are set forth in the table below:

	As of November
	2007	2006
	(in millions)

Separate account liabilities	$7,039	$7,957
Liabilities for future benefits and unpaid claims	2,142	2,123
Contract holder account balances	937	1,134
Reserves for guaranteed minimum death and income benefits	226	257

Total insurance-related liabilities	$10,344	$11,471

Separate account liabilities are offset by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.30 billion and $1.33 billion as of November 2007 and November 2006, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $785 million and $786 million as of November 2007 and November 2006, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are computed in accordance with AICPA SOP 03-1 and are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $5.95 billion and $619 million related to consolidated investment funds as of November 2007 and November 2006, respectively.

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

Defined Benefit Pension Plans and Postretirement Plans

Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. The firm maintains a defined benefit pension plan for substantially all U.K. employees. The firm expects to close the U.K. pension plan to new participants during the first half of 2008, but will continue to accrue benefits for existing participants.

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

On November 30, 2007, the firm adopted SFAS No. 158 which requires an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Upon adoption, SFAS No. 158 requires an entity to recognize previously unrecognized actuarial gains and losses, prior service costs, and transition obligations and assets within “Accumulated other comprehensive income/(loss)” in the consolidated statements of changes in shareholders’ equity. Additional minimum pension liabilities are derecognized upon adoption of the new standard.

As a result of adopting SFAS No. 158, the firm recorded increases of $59 million and $253 million to “Other assets” and “Other liabilities and accrued expenses,” respectively, and a $194 million loss, net of taxes, within “Accumulated other comprehensive income/(loss).”

The accumulated other comprehensive loss at November 30, 2007 includes actuarial losses, prior service costs, and transition assets of $269 million, $37 million, and $(9) million, pre-tax, respectively, of which $8 million, $13 million and $(2) million, pre-tax, respectively, will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the changes in the plans’ benefit obligations and the fair value of assets for November 2007 and November 2006 and a statement of the funded status of the plans as of November 2007 and November 2006:

	As of or for the Year Ended November
	2007			2006
	U.S.	Non-U.S.	Post-	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement	Pension	Pension	retirement
	(in millions)

Benefit obligation
Balance, beginning of year	$395	$673	$372	$393	$486	$277
Service cost	—	78	21	—	58	19
Interest cost	22	34	23	21	25	19
Plan amendments	—	(1)	—	—	1	48
Actuarial loss	(11)	(79)	36	(13)	38	17
Benefits paid	(7)	(1)	(7)	(6)	(4)	(8)
Effect of foreign exchange rates	—	44	—	—	69	—

Balance, end of year	$399	$748	$445	$395	$673	$372

Fair value of plan assets
Balance, beginning of year	$423	$506	$—	$354	$392	$—
Actual return on plan assets	34	36	—	55	58	—
Firm contributions	—	38	7	20	4	8
Employee contributions	—	1	—	—	1	—
Benefits paid	(7)	(1)	(7)	(6)	(3)	(8)
Effect of foreign exchange rates	—	34	—	—	54	—

Balance, end of year	$450	$614	$—	$423	$506	$—

Prepaid/(accrued) benefit cost
Funded status	$51	$(134)	$(445)	$28	$(167)	$(372)
Unrecognized loss	—	—	—	77	159	101
Unrecognized transition (asset)/obligation	—	—	—	(17)	5	1
Unrecognized prior service cost	—	—	—	—	5	46
Adjustment to recognize additional minimum liability	—	—	—	(10)	(46)	—

Prepaid/(accrued) benefit cost	$51	$(134)	$(445)	$78	$(44)	$(224)

Amounts recognized in the Statements of Financial Condition consist of:
Other assets	$51	$—	$—	$99	$—	$—
Other liabilities and accrued expenses	—	(134)	(445)	(21)	(44)	(224)

Net amounts recognized	$51	$(134)	$(445)	$78	$(44)	$(224)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $1.05 billion and $944 million as of November 2007 and November 2006, respectively.

For plans in which the accumulated benefit obligation exceeded plan assets, the aggregate projected benefit obligation and accumulated benefit obligation was $722 million and $636 million, respectively, as of November 2007, and $771 million and $647 million, respectively, as of November 2006. The fair value of plan assets for each of these plans was $590 million and $583 million as of November 2007 and November 2006, respectively.

The components of pension expense/(income) and postretirement expense are set forth below:

	Year Ended November
	2007	2006	2005
	(in millions)

U.S. pension
Service cost	$—	$—	$—
Interest cost	22	21	19
Expected return on plan assets	(32)	(26)	(27)
Net amortization	1	7	6

Total	$(9)	$2	$(2)

Non-U.S. pension
Service cost	$78	$58	$44
Interest cost	34	25	20
Expected return on plan assets	(36)	(29)	(23)
Net amortization	10	11	12
Other (1)	—	—	(17)

Total	$86	$65	$36

Postretirement
Service cost	$21	$19	$23
Interest cost	23	19	13
Net amortization	19	18	4

Total	$63	$56	$40

(1)	Represents a benefit as a result of the termination of a Japanese pension plan.

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

	Year Ended November
	2007	2006	2005

Defined benefit pension plans
U.S. pension — projected benefit obligation
Discount rate	6.00%	5.50%	5.25%
Rate of increase in future compensation levels	N/A	N/A	N/A
U.S. pension — net periodic benefit cost
Discount rate	5.50	5.25	5.50
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50	7.50	7.50
Non-U.S. pension — projected benefit obligation
Discount rate	5.91	4.85	4.81
Rate of increase in future compensation levels	5.38	4.98	4.75
Non-U.S. pension — net periodic benefit cost
Discount rate	4.85	4.81	4.63
Rate of increase in future compensation levels	4.98	4.75	4.49
Expected long-term rate of return on plan assets	6.84	6.93	6.35

Postretirement plans — benefit obligation
Discount rate	6.00%	5.50%	5.25%
Rate of increase in future compensation levels	5.00	5.00	5.00
Postretirement plans — net periodic benefit cost
Discount rate	5.50	5.25	5.50
Rate of increase in future compensation levels	5.00	5.00	5.00

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

For measurement purposes, an annual growth rate in the per capita cost of covered healthcare benefits of 10.02% was assumed for the year ending November 2008. The rate was assumed to decrease ratably to 5.00% for the year ending November 2015 and remain at that level thereafter.

The assumed cost of healthcare has an effect on the amounts reported for the firm’s postretirement plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase		1% Decrease
	2007	2006	2007	2006
		(in millions)

Service plus interest costs	$12	$9	$(9)	$(7)
Obligation	94	79	(72)	(62)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the composition of plan assets for the U.S. and non-U.S. defined benefit pension plans by asset category:

	As of November
	2007		2006
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Pension	Pension	Pension	Pension

Equity securities	63%	45%	64%	61%
Debt securities	23	8	22	8
Other	14	47	14	31

Total	100%	100%	100%	100%

The investment approach of the firm’s U.S. and major non-U.S. defined benefit pension plans involves employing a sufficient level of flexibility to capture investment opportunities as they occur, while maintaining reasonable parameters to ensure that prudence and care are exercised in the execution of the investment programs. The plans employ a total return on investment approach, whereby a mix, which is broadly similar to the actual asset allocation as of November 2007, of equity securities, debt securities and other assets, is targeted to maximize the long-term return on assets for a given level of risk. Investment risk is measured and monitored on an ongoing basis by the firm’s Retirement Committee through periodic portfolio reviews, meetings with investment managers and annual liability measurements.

The firm expects to contribute a minimum of $133 million to its pension plans and $9 million to its postretirement plans in 2008.

The following table sets forth benefits projected to be paid from the firm’s U.S. and non-U.S. defined benefit pension and postretirement plans (net of Medicare subsidy receipts) and reflects expected future service costs, where appropriate:

	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement
	(in millions)

2008	$8	$7	$9
2009	9	7	12
2010	9	8	14
2011	10	8	15
2012	11	8	16
2013-2017	74	41	103

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $258 million, $230 million and $305 million for the years ended November 2007, November 2006 and November 2005, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.  Employee Incentive Plans

Stock Incentive Plan

The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (the Amended SIP), which provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, awards with performance conditions and other share-based awards. In the second quarter of 2003, the Amended SIP was approved by the firm’s shareholders, effective for grants after April 1, 2003.

The total number of shares of common stock that may be issued under the Amended SIP through 2008 may not exceed 250 million shares and, in each year thereafter, may not exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding year, increased by the number of shares available for awards in previous years but not covered by awards granted in such years. As of November 2007 and November 2006, 160.6 million and 180.0 million shares, respectively, were available for grant under the Amended SIP.

Other Compensation Arrangements

The firm has deferred compensation plans for eligible employees. In general, under the plans, participants are able to defer payment of a portion of their cash year-end compensation. During the deferral period, participants are able to nominally invest their deferrals in certain alternatives available under the plans. Generally, under current tax law, participants are not subject to income tax on amounts deferred or on any notional investment earnings until the returns are distributed, and the firm is not entitled to a corresponding tax deduction until the amounts are distributed. The firm has recognized compensation expense for the amounts deferred under these plans. As of November 2007 and November 2006, $281 million and $245 million, respectively, related to these plans was included in “Other liabilities and accrued expenses” in the consolidated statements of financial condition.

The firm has a discount stock program through which eligible senior executives may acquire restricted stock units at an effective 25% discount. The 25% discount is effected by an additional grant of restricted stock units equal to one-third of the number of restricted stock units purchased by qualifying participants. The purchased restricted stock units are 100% vested when granted, but the shares underlying them are not able to be sold or transferred (other than to satisfy tax obligations) before the third anniversary of the grant date. The shares underlying the restricted stock units that are granted in order to effect the 25% discount will generally vest in equal installments on the second and third anniversaries following the grant date and will not be transferable before the third anniversary of the grant date. Compensation expense related to these restricted stock units is recognized over the vesting period. The total value of restricted stock units granted in 2007 and 2006 in order to effect the 25% discount was $66 million and $72 million, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

The firm issued restricted stock units to employees under the Amended SIP, primarily in connection with year-end compensation and acquisitions. Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. Year-end restricted stock units generally vest as outlined in the applicable restricted stock unit agreements and deliver shortly after the third anniversary of the grant date. All employee restricted stock unit agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. Of the total restricted stock units outstanding as of November 2007 and November 2006, (i) 22.0 million units and 26.4 million units, respectively, required future service as a condition to the delivery of the underlying shares of common stock and (ii) 51.6 million units and 38.9 million units, respectively, did not require future service. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements. When delivering the underlying shares to employees, the firm generally issues new shares of common stock. The activity related to these restricted stock units is set forth below:

			Weighted Average Grant-Date
	Restricted Stock		Fair Value of Restricted
	Units Outstanding		Stock Units Outstanding
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required

Outstanding, November 2006 (1)	26,380,372	38,918,141	$138.83	$138.22
Granted (2)(3)(4)	7,968,028	13,870,644	224.40	223.97
Forfeited	(816,924)	(282,019)	145.30	135.46
Delivered (5)	—	(12,447,338)	—	103.49
Vested (4)	(11,506,129)	11,506,129	116.95	116.95

Outstanding, November 2007	22,025,347	51,565,557	$180.98	$164.94

(1)	Includes restricted stock units granted to employees during the year ended November 2007 as part of compensation for 2006.

(2)	Includes restricted stock units granted to employees subsequent to November 2007 as part of compensation for 2007.

(3)	The weighted average grant-date fair value of restricted stock units granted during the years ended November 2007, November 2006 and November 2005 was $224.13, $196.99 and $129.03, respectively.

(4)	The aggregate fair value of awards vested during the years ended November 2007, November 2006 and November 2005 was $5.63 billion, $4.40 billion and $2.05 billion, respectively.

(5)	Includes restricted stock units that were cash settled.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

Stock options granted to employees generally vest as outlined in the applicable stock option agreement and first become exercisable on or after the third anniversary of the grant date. Year-end stock options for 2007 and 2006 become exercisable in January 2011 and January 2010, respectively, and expire on November 24, 2017 and November 25, 2016, respectively. Shares received on exercise prior to January 2013 for year-end 2007 options and January 2011 for year-end 2006 options can not be sold, transferred or otherwise disposed of until January 2013 and January 2011, respectively. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. In general, all stock options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the Amended SIP and the applicable stock option agreement. The dilutive effect of the firm’s outstanding stock options is included in “Average common shares outstanding — Diluted” on the consolidated statements of earnings.

The activity related to these stock options is set forth below:

		Weighted		Weighted
		Average	Aggregate	Average
	Options	Exercise	Intrinsic Value	Remaining
	Outstanding	Price	(in millions)	Life (years)

Outstanding, November 2006 (1)	45,647,096	$93.12
Granted (2)	3,549,856	204.16
Exercised	(9,918,538)	79.54
Forfeited	(48,785)	75.08

Outstanding, November 2007	39,229,629	$106.63	$4,708	5.05

Exercisable, November 2007	29,613,029	$83.05	$4,252	3.75

(1)	Includes stock options granted to employees during the year ended November 2007 as part of compensation for 2006.

(2)	Includes stock options granted to employees subsequent to November 2007 as part of compensation for 2007.

The total intrinsic value of options exercised during the years ended November 2007, November 2006 and November 2005 was $1.32 billion, $1.52 billion and $766 million, respectively.

The options outstanding as of November 2007 are set forth below:

						Weighted
					Weighted	Average
			Options		Average	Remaining
Exercise Price			Outstanding		Exercise Price	Life (years)

$ 45.00	–	$59.99	2,943,014		$52.98	1.50
60.00	–	74.99	—		—	—
75.00	–	89.99	13,537,137		81.03	3.94
90.00	–	104.99	13,132,878		91.86	4.07
105.00	–	119.99	—		—	—
120.00	–	134.99	3,128,972		131.64	8.00
135.00	–	194.99	—		—	—
195.00	–	209.99	6,487,628		202.20	9.55

Outstanding, November 2007			39,229,629	(1)

(1)	Includes stock options granted to employees subsequent to November 2007 as part of compensation for 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of options granted for 2007, 2006 and 2005 was $51.04, $49.96 and $32.91 per option, respectively. Fair value was estimated as of the grant date based on a Black-Scholes option-pricing model principally using the following weighted average assumptions:

	Year Ended November
	2007	2006	2005

Risk-free interest rate	4.0%	4.6%	4.5%
Expected volatility	35.0	27.5	30.0
Dividend yield	0.7	0.7	0.9
Expected life	7.5 years	7.5 years	7.5 years

The common stock underlying the options granted in 2007, 2006 and 2005 is subject to transfer restrictions for a period of 2 years, 1 year and 1 year, respectively, from the date the options become exercisable. The value of the common stock underlying the options granted in 2007, 2006 and 2005 reflects a liquidity discount of 24.0%, 17.5% and 17.5%, respectively, as a result of these transfer restrictions. The liquidity discount was based on the firm’s pre-determined written liquidity discount policies. The 7.5 years expected life of the options reflects the estimated impact of these sales restrictions on the life of the awards.

The following table sets forth share-based compensation and the related tax benefit:

	Year Ended November
	2007	2006	2005
	(in millions)

Share-based compensation	$4,549	$3,669	$1,758
Excess tax benefit related to options exercised	469	542	268
Excess tax benefit related to share-based compensation (1)	908	653	272

(1)	Represents the tax benefit, recognized in additional paid-in capital, on stock options exercised and the delivery of common stock underlying restricted stock units.

As of November 2007, there was $2.75 billion of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.15 years.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.  Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $3.62 billion, $3.37 billion and $2.08 billion for the years ended November 2007, November 2006 and November 2005, respectively. As of November 2007 and November 2006, the fees receivable from these funds were $596 million and $362 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $12.90 billion and $3.94 billion as of November 2007 and November 2006, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody and acquisition and bridge financing. See Note 6 for the firm’s commitments related to these funds.

Note 14.  Income Taxes

The components of the net tax expense reflected in the consolidated statements of earnings are set forth below:

	Year Ended November
	2007	2006	2005
	(in millions)

Current taxes
U.S. federal	$2,934	$3,736	$1,504
State and local	388	627	213
Non-U.S.	2,554	2,165	1,380

Total current tax expense	5,876	6,528	3,097

Deferred taxes
U.S. federal	118	(635)	3
State and local	100	(262)	(4)
Non-U.S.	(89)	(608)	(449)

Total deferred tax (benefit)/expense	129	(1,505)	(450)

Net tax expense	$6,005	$5,023	$2,647

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the firm’s deferred tax assets and liabilities are set forth below:

	As of November
	2007	2006
	(in millions)

Deferred tax assets
Compensation and benefits	$3,869	$2,763
Other, net	997	1,104

	4,866	3,867
Valuation allowance (1)	(112)	(81)

Total deferred tax assets	4,754	3,786

Deferred tax liabilities
Depreciation and amortization	1,208	1,040
Unrealized gains	1,279	367

Total deferred tax liabilities	$2,487	$1,407

(1)	Relates primarily to the ability to utilize losses in various tax jurisdictions.

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of November 2007, this policy resulted in an unrecognized net deferred tax liability of $350 million attributable to reinvested earnings of $4.97 billion.

During 2007, the valuation allowance was increased by $31 million, primarily due to an increase in deferred tax assets relating to net operating losses considered more likely than not to expire unused. Net operating loss carryforwards were $2.12 billion and $1.78 billion as of November 2007 and November 2006, respectively.

The firm had federal net operating loss carryforwards, primarily resulting from acquisitions, of $139 million and $203 million as of November 2007 and November 2006, respectively. The firm recorded a related net deferred income tax asset of $44 million and $69 million as of November 2007 and November 2006, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2011.

The firm had state and local net operating loss carryforwards, primarily resulting from acquisitions, of $1.62 billion and $1.52 billion as of November 2007 and November 2006, respectively. The firm recorded a related net deferred income tax asset of $21 million and $31 million as of November 2007 and November 2006, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2012.

The firm had foreign net operating loss carryforwards of $306 million and $50 million as of November 2007 and November 2006, respectively. The firm recorded a related net deferred income tax asset of $84 million and $13 million as of November 2007 and November 2006, respectively. These carryforwards are subject to limitation on utilization and can be carried forward indefinitely.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Korea and various states, such as New York. During fiscal 2007, the IRS substantially concluded its examination of fiscal years 2003 and 2004 and the firm does not expect that potential additional assessments from this examination will be material to its results of operations. The firm expects the IRS examination of the firm’s 2005 and 2006 fiscal years will begin during 2008. Tax reserves have been established, which the firm believes are adequate in relation to the potential for additional assessments. The resolution of tax matters is not expected to have a material effect on the firm’s financial condition but may be material to the firm’s operating results for a particular period, depending, in part, upon the operating results for that period and the firm’s effective tax rate for that period.

A reconciliation of the U.S. federal statutory income tax rate to the firm’s effective income tax rate is set forth below:

	Year Ended November
	2007	2006	2005

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Increase related to state and local taxes, net of U.S. income tax effects	1.8	1.6	1.6
Tax credits	(0.5)	(0.6)	(1.6)
Foreign operations	(1.6)	(1.3)	(1.2)
Tax-exempt income, including dividends	(0.4)	(0.4)	(0.6)
Other	(0.2)	0.2 (1)	(1.2)

Effective income tax rate	34.1%	34.5%	32.0%

(1)	Primarily includes the effect of audit settlements.

Tax benefits of approximately $908 million in November 2007, $653 million in November 2006 and $272 million in November 2005, related to the delivery of common stock underlying restricted stock units and the exercise of options, were credited directly to “Additional paid-in capital” in the consolidated statements of financial condition and changes in shareholders’ equity.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.  Regulation

The firm is regulated by the U.S. Securities and Exchange Commission as a Consolidated Supervised Entity (CSE). As such, it is subject to group-wide supervision and examination by the SEC and to minimum capital standards on a consolidated basis. As of November 2007 and November 2006, the firm was in compliance with the CSE capital standards.

The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of November 2007 and November 2006, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 2007 and November 2006, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

GS Bank USA, a wholly owned industrial bank, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions and is subject to minimum capital requirements. As of November 2007, GS Bank USA was in compliance with all regulatory capital requirements. Substantially all of the firm’s bank deposits as of November 2007 consisted of U.S. dollar-denominated savings accounts at GS Bank USA. Savings accounts at GS Bank USA have no stated maturity and can be withdrawn upon short notice. The weighted average interest rates for savings deposits were 4.71% and 5.17% as of November 2007 and November 2006, respectively. The carrying value of savings deposits approximated fair value as of November 2007 and November 2006.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries are regulated by the Bermuda Registrar of Companies. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of November 2007 and November 2006.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the U.K.’s Financial Services Authority. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. As of November 2007 and November 2006, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of November 2007 and November 2006, these subsidiaries were in compliance with their local capital adequacy requirements.

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of November 2007, approximately $18.10 billion of net assets of regulated subsidiaries were restricted as to the payment of dividends to Group Inc.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.  Business Segments

In reporting to management, the firm’s operating results are categorized into the following three business segments: Investment Banking, Trading and Principal Investments, and Asset Management and Securities Services.

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

The firm allocates revenues and expenses among the three business segments. Due to the integrated nature of these segments, estimates and judgments have been made in allocating certain revenue and expense items. Transactions between segments are based on specific criteria or approximate third-party rates. Total operating expenses include corporate items that have not been allocated to individual business segments. The allocation process is based on the manner in which management views the business of the firm.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the Year Ended November
		2007	2006	2005
		(in millions)

Investment	Net revenues	$7,555	$5,629	$3,671
Banking	Operating expenses	4,985	4,062	3,258

	Pre-tax earnings	$2,570	$1,567	$413

	Segment assets	$5,526	$4,967	$4,869

Trading and Principal	Net revenues	$31,226	$25,562	$16,818
Investments	Operating expenses	17,998	14,962	10,600

	Pre-tax earnings	$13,228	$10,600	$6,218

	Segment assets	$744,647	$566,499	$505,536

Asset Management and	Net revenues	$7,206	$6,474	$4,749
Securities Services	Operating expenses	5,363	4,036	3,070

	Pre-tax earnings	$1,843	$2,438	$1,679

	Segment assets	$369,623	$266,735	$196,399

Total	Net revenues (1)	$45,987	$37,665	$25,238
	Operating expenses (2)	28,383	23,105	16,965

	Pre-tax earnings (3)	$17,604	$14,560	$8,273

	Total assets	$1,119,796	$838,201	$706,804

(1)	Net revenues include net interest as set forth in the table below:

	Year Ended November
	2007	2006	2005
	(in millions)

Investment Banking	$—	$16	$72
Trading and Principal Investments	1,512	1,535	1,366
Asset Management and Securities Services	2,475	1,947	1,659

Total net interest	$3,987	$3,498	$3,097

(2)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $37 million, $45 million and $37 million for the years ended November 2007, November 2006 and November 2005, respectively, that have not been allocated to the firm’s segments.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Year Ended November
	2007	2006	2005
	(in millions)

Investment Banking	$137	$119	$143
Trading and Principal Investments	845	725	565
Asset Management and Securities Services	185	151	146

Total depreciation and amortization	$1,167	$995	$854

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Geographic Information

Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. Since a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients, the methodology for allocating the firm’s profitability to geographic regions is dependent on the judgment of management.

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

The following table sets forth the total net revenues and pre-tax earnings of the firm and its consolidated subsidiaries by geographic region allocated on the methodology described above, as well as the percentage of total net revenues and total pre-tax earnings for each geographic region:

	Year Ended November
	2007		2006		2005
	($ in millions)

Net revenues
Americas (1)	$23,412	51%	$20,361	54%	$14,639	58%
EMEA (2)	13,538	29	9,354	25	6,063	24
Asia	9,037	20	7,950	21	4,536	18

Total net revenues	$45,987	100%	$37,665	100%	$25,238	100%

Pre-tax earnings
Americas (1)	$7,673	43%	$7,515	52%	$4,977	60%
EMEA (2)	5,458	31	3,075	21	1,457	17
Asia	4,510	26	4,015	27	1,876	23
Corporate (3)	(37)	—	(45)	—	(37)	—

Total pre-tax earnings	$17,604	100%	$14,560	100%	$8,273	100%

(1)	Substantially all relates to U.S. results.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Consists of net provisions for a number of litigation and regulatory proceedings.

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for 2007 and 2006. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2007 Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)

Total revenues	$22,280	$20,351	$23,803	$21,534
Interest expense	9,550	10,169	11,469	10,793

Revenues, net of interest expense	12,730	10,182	12,334	10,741
Operating expenses (1)	7,871	6,751	8,075	5,686

Pre-tax earnings	4,859	3,431	4,259	5,055
Provision for taxes	1,662	1,098	1,405	1,840

Net earnings	3,197	2,333	2,854	3,215
Preferred stock dividend	49	46	48	49

Net earnings applicable to common shareholders	$3,148	$2,287	$2,806	$3,166

Earnings per common share
Basic	$7.08	$5.25	$6.54	$7.49
Diluted	6.67	4.93	6.13	7.01
Dividends declared and paid per common share	0.35	0.35	0.35	0.35

	2006 Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)

Total revenues	$17,246	$18,002	$15,979	$18,126
Interest expense	6,813	7,761	8,395	8,719

Revenues, net of interest expense	10,433	10,241	7,584	9,407
Operating expenses (1)	6,744	6,717	5,222	4,422

Pre-tax earnings	3,689	3,524	2,362	4,985
Provision for taxes	1,210	1,212	768	1,833

Net earnings	2,479	2,312	1,594	3,152
Preferred stock dividend	26	26	39	48

Net earnings applicable to common shareholders	$2,453	$2,286	$1,555	$3,104

Earnings per common share
Basic	$5.36	$5.08	$3.46	$7.06
Diluted	5.08	4.78	3.26	6.59
Dividends declared and paid per common share	0.25	0.35	0.35	0.35

(1)	The timing and magnitude of changes in the firm’s bonus accruals can have a significant effect on results in a given quarter.

SUPPLEMENTAL FINANCIAL INFORMATION

Common Stock Price Range

The following table sets forth, for the quarters indicated, the high and low sales prices per share of the firm’s common stock.

	Sales Price
	2007		2006		2005
	High	Low	High	Low	High	Low

First quarter	$222.75	$191.50	$146.35	$124.23	$113.93	$101.79
Second quarter	232.41	189.85	169.31	139.18	114.25	95.16
Third quarter	233.97	157.38	157.00	136.79	114.87	94.75
Fourth quarter	250.70	175.00	203.35	145.66	134.99	108.86

As of January 18, 2008, there were 7,784 holders of record of the firm’s common stock.

On January 18, 2008, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $187.21 per share.

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Financial Data

	As of or for the Year Ended November
	2007	2006	2005	2004	2003

Income statement data (in millions)
Total revenues	$87,968	$69,353	$43,391	$29,839	$23,623
Interest expense	41,981	31,688	18,153	8,888	7,600

Revenues, net of interest expense	45,987	37,665	25,238	20,951	16,023
Compensation and benefits	20,190	16,457	11,758	9,681	7,515
Other operating expenses	8,193	6,648	5,207	4,594	4,063

Pre-tax earnings	$17,604	$14,560	$8,273	$6,676	$4,445

Balance sheet data (in millions)
Total assets	$1,119,796	$838,201	$706,804	$531,379	$403,799
Other secured financings (long-term)	33,300	26,134	15,669	12,087	6,043
Unsecured long-term borrowings	164,174	122,842	84,338	68,609	51,439
Total liabilities	1,076,996	802,415	678,802	506,300	382,167
Total shareholders’ equity	42,800	35,786	28,002	25,079	21,632

Common share data (in millions, except per share amounts)
Earnings per common share
Basic	$26.34	$20.93	$11.73	$9.30	$6.15
Diluted	24.73	19.69	11.21	8.92	5.87
Dividends declared and paid per common share	1.40	1.30	1.00	1.00	0.74
Book value per common share (1)	90.43	72.62	57.02	50.77	43.60
Average common shares outstanding
Basic	433.0	449.0	478.1	489.5	488.4
Diluted	461.2	477.4	500.2	510.5	511.9

Selected data (unaudited)
Employees
United States	17,383	15,477	14,466	13,846	13,189
Non-U.S.	13,139	10,990	9,157	7,890	7,170

Total employees	30,522	26,467	23,623	21,736	20,359

Assets under management (in billions) (2)
Asset class
Alternative investments (3)	$151	$145	$110	$95	$68
Equity	255	215	167	133	104
Fixed income	256	198	154	134	112

Total non-money market assets	662	558	431	362	284
Money markets	206	118	101	90	89

Total assets under management	$868	$676	$532	$452	$373

(1)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 439.0 million, 450.1 million, 460.4 million, 494.0 million and 496.1 million as of November 2007, November 2006, November 2005, November 2004 and November 2003, respectively.

(2)	Substantially all assets under management are valued as of calendar month-end.

(3)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on pages 42 to 43 of the Annual Report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders to be held on April 10, 2008, which will be filed within 120 days of the end of our fiscal year ended November 30, 2007 (the 2008 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics that applies to our senior financial officers, as defined in the Code, is included in Part I, Item 1 of the Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information relating to our executive officer and director compensation will be in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2008 Proxy Statement and is incorporated herein by reference.

The following table provides information generally as of November 30, 2007, the last day of fiscal 2007 (but taking into consideration equity-based awards granted on December 19, 2007 in respect of fiscal 2007 performance or as part of the firm’s Discount Stock Program), regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2007.

Number of Securities
		Number of		Remaining Available
		Securities to be		for Future Issuance
		Issued Upon	Weighted-Average	Under Equity
		Exercise of	Exercise Price of	Compensation Plans
		Outstanding	Outstanding	(Excluding Securities
		Options, Warrants	Options, Warrants	Reflected in the
	Plan Category	and Rights	and Rights	Second Column)

Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan (1)	39,229,629 (2)	$106.63 (2)	227,452,035	(3)
Equity compensation plans not approved by security holders	None	—	—	—

Total		39,229,629 (2)		227,452,035	(3)(4)

(1)	The Goldman Sachs Amended and Restated Stock Incentive Plan (the SIP) was approved by the shareholders of Goldman Sachs at our 2003 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs 1999 Stock Incentive Plan (the 1999 Plan), which was approved by our shareholders immediately prior to our initial public offering in May 1999 and under which no additional awards have been granted since approval of the SIP.

(2)	Includes options that are subject to vesting and other conditions.

(3)	Of these shares, 72,092,339 shares may be issued pursuant to outstanding restricted stock units, including 71,982,173 shares granted under the SIP and 110,166 shares granted under the 1999 Plan; 268,404 shares may be issued pursuant to outstanding performance-based units granted under the SIP.

(4)	Represents shares remaining to be issued under the SIP (227,341,869 shares) and the 1999 Plan (110,166 shares). The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP initially may not exceed 250,000,000 shares. Beginning November 29, 2008 and each fiscal year thereafter, the number of shares of common stock that may be delivered pursuant to awards granted after April 1, 2003 under the SIP may not exceed 5% of our issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares that were available for awards in previous fiscal years but were not, at the date of determination, covered by awards granted in previous years.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2008 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2008 Proxy Statement and is incorporated herein by reference.

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

3. Exhibits

2.1	Plan of Incorporation (incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449)).
3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 25, 2007).
3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2006).
4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
4.2	Subordinated Debt Indenture, dated as of February 20, 2004, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2003).
4.3	Warrant Indenture, dated as of February 14, 2006, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.34 to the Registrant’s Post-Effective Amendment No. 3 to Form S-3, filed on March 1, 2006).
4.4	Senior Debt Indenture, dated as of December 4, 2007, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.69 to the Registrant’s Post-Effective Amendment No. 10 to Form S-3, filed on December 4, 2007).
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 28, 2003). †
10.2	The Goldman Sachs Defined Contribution Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.3	The Goldman Sachs Amended and Restated Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 24, 2006). †
10.4	Form of Employment Agreement for pre-IPO Participating Managing Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †

10.5	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.6	Form of Option Agreement (Discretionary Options) (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (No. 333-75213)). †
10.7	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.8	Amended and Restated Shareholders’ Agreement, dated June 22, 2004, among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit M to Amendment No. 54 to Schedule 13D, filed June 23, 2004, relating to the Registrant’s common stock).
10.9	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.11	Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit G to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock (No. 005-56295)).
10.12	Supplemental Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit H to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.14	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.15	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.16	Supplemental Registration Rights Instrument, dated as of December 21, 2000 (incorporated by reference to Exhibit AA to Amendment No. 12 to Schedule 13D, filed January 23, 2001, relating to the Registrant’s common stock).
10.17	Supplemental Registration Rights Instrument, dated as of December 21, 2001 (incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 (No. 333-74006)).
10.18	Supplemental Registration Rights Instrument, dated as of December 20, 2002 (incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 (No. 333-101093)).
10.19	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Dr. Ruth J. Simmons (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.20	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †
10.21	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000). †

10.22	Letter, dated December 18, 2002, from The Goldman Sachs Group, Inc. to Mr. William W. George (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 29, 2002). †
10.23	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Claes Dahlbäck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003). †
10.24	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Edward M. Liddy (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003). †
10.25	Supplemental Registration Rights Instrument, dated as of December 19, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 (No. 333-110371)).
10.26	Letter, dated March 31, 2004, from The Goldman Sachs Group, Inc. to Ms. Lois D. Juliber (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 28, 2004). †
10.27	Letter, dated April 6, 2005, from The Goldman Sachs Group, Inc. to Mr. Stephen Friedman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2005). †
10.28	Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.29	Form of RSU Award Agreement for PMD Discount Stock Program (subject to transfer restrictions). †
10.30	Form of RSU Award Agreement for PMD Discount Stock Program (not subject to transfer restrictions). †
10.31	Form of RSU Award Agreement for PMD Discount Stock Program (subject to transfer restrictions) (French alternative award). †
10.32	Form of RSU Award Agreement for PMD Discount Stock Program (not subject to transfer restrictions) (French alternative award). †
10.33	Form of RSU Award Agreement for PMD Discount Stock Program (U.K. employee benefit trusts). †
10.34	Form of Year-End Restricted Stock Award. †
10.35	Form of Year-End Restricted Stock Award in Connection with Outstanding RSU Awards. †
10.36	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors. †
10.37	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Extended Managing Directors and Other Select Employees. †
10.38	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.K. Participating Managing Directors (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005). †
10.39	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation for U.K. Extended Managing Directors and Other Select U.K. Employees (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004). †
10.40	Form of Year-End Option Award Agreement. †
10.41	Form of Year-End RSU Award Agreement (fully vested upon grant). †
10.42	Form of Year-End RSU Award Agreement (not fully vested upon grant). †
10.43	Form of Year-End RSU Award Agreement (French alternative award). †

10.44	Amendments to 2005 and 2006 Year-End RSU and Option Award Agreements. †
10.45	Form of Non-Employee Director Option Award Agreement. †
10.46	Form of Non-Employee Director RSU Award Agreement . †
10.47	Description of Non-Employee Director Compensation. †
10.48	Form of One-Time RSU Award Agreement (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †
10.49	Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 26, 2005).
10.50	General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).
10.51	Letter, dated November 10, 2006, from The Goldman Sachs Group, Inc. to Mr. Rajat K. Gupta (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 13, 2006). †
10.52	Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.53	Form of Goldman, Sachs & Co. Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006). †
10.54	Form of Signature Card for Equity Awards. †
10.55	Form of Employment Agreement for post-IPO Participating Managing Directors (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †
10.56	Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006). †
10.57	Description of Goldman Sachs Gives program. †
12.1	Statement re: computation of ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends.
21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page).
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.
99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

†	This exhibit is a management contract or a compensatory plan or arrangement.

THE GOLDMAN SACHS GROUP, INC.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
ITEMS 15(a)(1) AND 15(a)(2)

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is in the consolidated financial statements and notes thereto.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

CONDENSED NONCONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended November
	2007	2006	2005
	(in millions)

Revenues
Equity in earnings of subsidiaries	$10,999	$9,877	$4,763
Principal investments	1,871	1,789	1,927
Interest income	10,556	9,931	5,351

Total revenues	23,426	21,597	12,041
Interest expense	10,421	9,460	5,069

Revenues, net of interest expense	13,005	12,137	6,972

Operating expenses
Compensation and benefits	780	407	348
Other expenses	90	15	74

Total operating expenses	870	422	422

Pre-tax earnings	12,135	11,715	6,550
Provision for taxes	536	2,178	924

Net earnings	11,599	9,537	5,626
Preferred stock dividends	192	139	17

Net earnings applicable to common shareholders	$11,407	$9,398	$5,609

The accompanying notes are an integral part of these condensed nonconsolidated financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

CONDENSED NONCONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November
	2007	2006
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$62	$5
Cash segregated for margin purposes	3,221	1,965
Receivables from subsidiaries	9,827	7,468
Loans to subsidiaries	129,074	97,985
Subordinated loans to subsidiaries	34,094	35,187
Investments in subsidiaries	39,997	32,582
Financial instruments owned, at fair value	35,614	17,741
Other assets	7,292	4,843

Total assets	$259,181	$197,776

Liabilities and shareholders’ equity
Unsecured short-term borrowings:
With third parties (includes $28,689 and $1,173 at fair value as of November 2007 and November 2006, respectively)	$46,577	$32,632
With subsidiaries	5,137	1,539

Total unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	51,714	34,171
Payables to subsidiaries	392	209
Secured short-term financings ($380 at fair value as of November 2006)	—	380
Financial instruments sold, but not yet purchased, at fair value	1,971	1,885
Other liabilities and accrued expenses	5,038	3,027
Unsecured long-term borrowings:
With third parties (includes $10,292 and $7,214 at fair value as of November 2007 and November 2006, respectively)	156,997	119,043
With subsidiaries	269	3,275

Total unsecured long-term borrowings	157,266	122,318

Total liabilities	216,381	161,990

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 shares issued and outstanding as of both November 2007 and November 2006, with liquidation preference of $25,000 per share	3,100	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 618,707,032 and 599,697,200 shares issued as of November 2007 and November 2006, respectively, and 390,682,013 and 412,666,084 shares outstanding as of November 2007 and November 2006, respectively	6	6
Restricted stock units and employee stock options	9,302	6,290
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	22,027	19,731
Retained earnings	38,642	27,868
Accumulated other comprehensive income/(loss)	(118)	21
Common stock held in treasury, at cost, par value $0.01 per share; 228,025,019 and 187,031,116 shares as of November 2007 and November 2006, respectively	(30,159)	(21,230)

Total shareholders’ equity	42,800	35,786

Total liabilities and shareholders’ equity	$259,181	$197,776

The accompanying notes are an integral part of these condensed nonconsolidated financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

CONDENSED NONCONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November
	2007	2006	2005
	(in millions)

Cash flows from operating activities
Net earnings	$11,599	$9,537	$5,626
Non-cash items included in net earnings
Undistributed earnings of subsidiaries	(6,764)	(4,840)	(4,293)
Depreciation and amortization	11	7	43
Deferred income taxes	877	228	464
Share-based compensation	459	451	177
Changes in operating assets and liabilities
Net receivables from subsidiaries	2,396	1,883	(1,020)
Financial instruments owned, at fair value	(17,795)	(7,763)	(661)
Financial instruments sold, but not yet purchased, at fair value	86	(85)	1,832
Other, net	5,448	4,187	(899)

Net cash provided by/(used for) operating activities	(3,683)	3,605	1,269

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(29)	—	(162)
Proceeds from sales of property, leasehold improvements and equipment	11	30	—
Issuance of short-term loans to subsidiaries, net of repayments	(22,668)	(12,953)	(13,248)
Issuance of term loans to subsidiaries	(48,299)	(12,362)	(12,015)
Repayment of term loans by subsidiaries	41,143	3,967	7,540
Dividends received	56	324	470
Capital distributions from/(contributions to) subsidiaries, net	(226)	(2,537)	1,943

Net cash used for investing activities	(30,012)	(23,531)	(15,472)

Cash flows from financing activities
Unsecured short-term borrowings, net	3,255	(6,621)	1,118
Secured short-term financings, net	(380)	380	—
Proceeds from issuance of unsecured long-term borrowings	53,041	44,043	31,382
Repayment of unsecured long-term borrowings, including the current portion	(13,984)	(12,590)	(13,579)
Common stock repurchased	(8,956)	(7,817)	(7,108)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(831)	(754)	(511)
Proceeds from issuance of common stock	791	1,613	1,143
Proceeds from issuance of preferred stock, net of issuance costs	—	1,349	1,719
Excess tax benefit related to share-based compensation	817	464	—
Cash settlement of share-based compensation	(1)	(137)	—

Net cash provided by financing activities	33,752	19,930	14,164

Net increase/(decrease) in cash and cash equivalents	57	4	(39)
Cash and cash equivalents, beginning of year	5	1	40

Cash and cash equivalents, end of year	$62	$5	$1

SUPPLEMENTAL DISCLOSURES:

Cash payments for third-party interest, net of capitalized interest, were $7.78 billion, $6.11 billion and $3.69 billion for the years ended November 2007, November 2006 and November 2005, respectively.

Cash payments for income taxes, net of refunds, were $3.27 billion, $2.86 billion and $1.52 billion for the years ended November 2007, November 2006 and November 2005, respectively.

The accompanying notes are an integral part of these condensed nonconsolidated financial statements.

SCHEDULE I

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

Basis of Presentation

The condensed nonconsolidated financial statements of The Goldman Sachs Group, Inc. (the parent company), a Delaware corporation, should be read in conjunction with the consolidated financial statements of The Goldman Sachs Group, Inc. and subsidiaries (the firm) and notes thereto (the consolidated financial statements), which are included in Part II, Item 8 of the Annual Report on Form 10-K. These condensed nonconsolidated financial statements reflect the results of operations, financial condition and cash flows for the parent company only. Investments in subsidiaries are accounted for using the equity method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” For investments, other than investments in subsidiaries, acquired subsequent to the firm’s adoption of Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” at the beginning of 2007, the parent company generally has elected to apply the fair value option in accounting for such investments. See Notes 2 and 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for information regarding the firm’s accounting under SFAS No. 159.

Unless otherwise stated herein, all references to November 2007, November 2006 and November 2005 refer to the parent company’s fiscal years ended, or the dates, as the context requires, November 30, 2007, November 24, 2006 and November 25, 2005, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Financing of Subsidiaries

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

The parent company enters into derivative contracts with subsidiaries to hedge its net investment in non-U.S. operations and to manage the interest rate and currency exposure on its unsecured long-term borrowings and certain unsecured short-term borrowings. To manage exposure on its borrowings, the parent company uses derivatives to effectively convert a substantial portion of its unsecured long-term borrowings into U.S. dollar-based floating rate obligations. The parent company applies fair value hedge accounting to derivative contracts that hedge the benchmark interest rate (i.e., London Interbank Offered Rate (LIBOR)) on its fixed rate unsecured long-term borrowings. Derivative balances with subsidiaries, included in “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” in the condensed nonconsolidated statements of financial condition, were $15.10 billion and $620 million, and $6.16 billion and $347 million, as of November 2007 and November 2006, respectively.

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

The parent company obtains third-party unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and hybrid financial instruments. As of November 2007 and November 2006, these borrowings were $46.58 billion and $32.63 billion, respectively. Such amounts include the portion of third-party unsecured long-term borrowings maturing within one year of the financial statement date and third-party unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The parent company accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB statements No. 133 and 140,” or SFAS No. 159. See Notes 2 and 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for information regarding the firm’s accounting under SFAS No. 155 and SFAS No. 159. Third-party short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unsecured short-term borrowings with third parties are set forth below:

	As of November
	2007	2006
	(in millions)

Promissory notes	$13,251	$13,811
Commercial paper	3,505	943
Current portion of unsecured long-term borrowings	21,410	13,755
Hybrid financial instruments	2,090	2,275
Other short-term borrowings	6,321	1,848

Total (1)	$46,577	$32,632

(1)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 5.30% and 5.36% as of November 2007 and November 2006, respectively. The weighted average interest rates as of November 2007 and November 2006 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

In addition, the parent company may obtain unsecured short-term borrowings from certain subsidiaries. As of November 2007 and November 2006, such amounts were $5.14 billion and $1.54 billion, respectively, and included in “Unsecured short-term borrowings — With subsidiaries” in the condensed nonconsolidated statements of financial condition.

Note 3.  Unsecured Long-Term Borrowings

The parent company’s third-party unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings. As of November 2007 and November 2006, these borrowings were $157.00 billion and $119.04 billion, respectively. The parent company accounts for certain of these unsecured long-term borrowings at fair value under SFAS No. 155 or SFAS No. 159 and applies fair value hedge accounting to certain of these unsecured long-term borrowings under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Notes 2 and 3 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for information regarding the firm’s accounting under SFAS No. 133, SFAS No. 155 and SFAS No. 159.

Unsecured long-term borrowings with third parties are set forth below:

	As of November
	2007	2006
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$53,694	$40,008
Non-U.S. dollar	29,043	22,739
Floating rate obligations (2)
U.S. dollar	42,156	36,472
Non-U.S. dollar	32,104	19,824

Total	$156,997	$119,043

(1)	As of November 2007 and November 2006, interest rates on U.S. dollar fixed rate obligations ranged from 3.88% to 10.04% and from 3.88% to 12.00%, respectively. As of both November 2007 and November 2006, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.67% to 8.88%.

(2)	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unsecured long-term borrowings with third parties by maturity date are set forth below:

	As of November
	2007 (1)(2)			2006 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
			(in millions)

2008	$—	$—	$—	$14,645	$2,742	$17,387
2009	20,334	3,011	23,345	12,435	2,914	15,349
2010	8,094	5,592	13,686	5,064	4,843	9,907
2011	5,828	4,856	10,684	5,703	4,420	10,123
2012	14,909	3,657	18,566	4,491	2,076	6,567
2013-thereafter	46,685	44,031	90,716	34,142	25,568	59,710

Total	$95,850	$61,147	$156,997	$76,480	$42,563	$119,043

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed nonconsolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the parent company are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The parent company enters into derivative contracts with subsidiaries, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, commodity contracts and equity-linked and indexed contracts, to effectively convert a substantial portion of its third-party unsecured long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the carrying value of these unsecured long-term borrowings approximated fair value as of November 2007 and November 2006.

The effective weighted average interest rates for unsecured long-term borrowings with third parties are set forth below:

	As of November
	2007		2006
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$1,858	5.69%	$137	8.98%
Floating rate obligations (1)(2)	155,139	5.69	118,906	5.73

Total	$156,997	5.69	$119,043	5.73

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of November 2007 and November 2006 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unsecured long-term borrowings with subsidiaries are set forth below:

	As of November
	2007	2006
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$53	$735
Non-U.S. dollar	216	713
Floating rate obligations (2)
U.S. dollar	—	1,500
Non-U.S. dollar	—	327

Total	$269	$3,275

(1)	As of November 2007 the interest rate on U.S. dollar fixed rate obligations was 4.68% and as of November 2006 ranged from 4.68% to 5.78%. As of November 2007 the interest rate on non-U.S. dollar fixed rate obligations was 6.00% and as of November 2006 ranged from 5.44% to 6.00%.

(2)	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

Unsecured long-term borrowings with subsidiaries by maturity date are set forth below:

	As of November
	2007 (1)			2006 (1)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2008	$—	$—	$—	$—	$299	$299
2009	—	216	216	—	194	194
2010	53	—	53	53	547	600
2011	—	—	—	2,182	—	2,182
2012-thereafter	—	—	—	—	—	—

Total	$53	$216	$269	$2,235	$1,040	$3,275

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed nonconsolidated statements of financial condition.

Subordinated Borrowings

Unsecured long-term borrowings with third parties include subordinated borrowings with outstanding principal amounts of $16.00 billion and $7.34 billion as of November 2007 and November 2006, respectively, as set forth below.

Subordinated Notes.  As of November 2007, the parent company had $10.91 billion of subordinated notes outstanding with maturities ranging from fiscal 2009 to 2037. The effective weighted average interest rate on these subordinated notes was 5.74%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2006, the parent company had $4.50 billion of subordinated notes outstanding with maturities ranging from 2008 to 2036 and with an effective weighted average interest rate of 5.45%. These notes are junior in right of payment to all of the parent company’s senior indebtedness.

THE GOLDMAN SACHS GROUP, INC.
(PARENT COMPANY ONLY)

NOTES TO CONDENSED NONCONSOLIDATED FINANCIAL STATEMENTS (Continued)

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities.  The parent company issued $2.84 billion of junior subordinated debentures in its first quarter of 2004 to Goldman Sachs Capital I (the Trust). Refer to Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for information on junior subordinated debentures issued by the parent company to the Trust.

Junior Subordinated Debt Issued to Trusts in Connection with Fixed-to-Floating and Floating Rate Normal Automatic Preferred Enhanced Capital Securities.  In the second quarter of 2007, the parent company issued a total of $2.25 billion of remarketable junior subordinated notes to Goldman Sachs Capital II and Goldman Sachs Capital III (the Trusts). Refer to Note 5 to the consolidated financial statements in Part II, Item 8 of the Annual Report on Form 10-K for information on junior subordinated debentures issued by the parent company to the Trusts.

Note 4.  Commitments, Contingencies and Guarantees

Commitments

Letters of Credit.  The parent company provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral requirements. Letters of credit outstanding were $222 million and $171 million as of November 2007 and November 2006, respectively.

Investment Commitments.  In connection with the firm’s merchant banking and other investing activities, the parent company invests in private equity, real estate and other assets directly and through funds that the firm raises and manages. In connection with these activities, the parent company had commitments to invest up to $12.90 billion and $6.34 billion as of November 2007 and November 2006, respectively, including $12.32 billion and $4.39 billion, respectively, of commitments to invest in funds managed by the firm.

Construction-Related Commitments.  As of both November 2007 and November 2006, the parent company had construction-related commitments of $2 million.

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

(in millions)
Minimum rental payments
2008	$119
2009	146
2010	70
2011	56
2012	54
2013-thereafter	548

Total	$993

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

The following tables set forth certain information about the parent company’s guarantees as of November 2007 and November 2006:

	As of November 2007
	Maximum Payout/Notional Amount by Period of Expiration(1)
		2009 -	2011 -	2013 -
	2008	2010	2012	Thereafter	Total
	(in millions)

Other financial guarantees (2)	$198	$11	$113	$46	$368

	As of November 2006
	Maximum Payout/Notional Amount by Period of Expiration(1)
		2008 -	2010 -	2012 -
	2007	2009	2011	Thereafter	Total
	(in millions)

Other financial guarantees (2)	$35	$71	$76	$86	$268

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	The carrying value of these guarantees was a liability of $3 million and $4 million as of November 2007 and November 2006, respectively.

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

Date: January 28, 2008

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

Signature	Capacity	Date

/s/ Lloyd C. Blankfein Lloyd C. Blankfein	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	January 28, 2008

/s/ John H. Bryan John H. Bryan	Director	January 28, 2008

/s/ Gary D. Cohn Gary D. Cohn	Director	January 28, 2008

/s/ Claes Dahlbäck Claes Dahlbäck	Director	January 28, 2008

/s/ Stephen Friedman Stephen Friedman	Director	January 28, 2008

/s/ William W. George William W. George	Director	January 28, 2008

/s/ Rajat K. Gupta Rajat K. Gupta	Director	January 28, 2008

/s/ James A. Johnson James A. Johnson	Director	January 28, 2008

/s/ Lois D. Juliber Lois D. Juliber	Director	January 28, 2008

/s/ Edward M. Liddy Edward M. Liddy	Director	January 28, 2008

/s/ Ruth J. Simmons Ruth J. Simmons	Director	January 28, 2008

II-2

Signature	Capacity	Date

/s/ Jon Winkelried Jon Winkelried	Director	January 28, 2008

/s/ David A. Viniar David A. Viniar	Chief Financial Officer (Principal Financial Officer)	January 28, 2008

/s/ Sarah E. Smith Sarah E. Smith	Principal Accounting Officer	January 28, 2008

II-3