Form 10-Q
period 2008-02-29
GOLDMAN SACHS GROUP INC
filed 2008-04-09
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 28, 2008, there were 394,203,409 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED FEBRUARY 29, 2008

INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three months ended February 29, 2008 and February 23, 2007	2
	Condensed Consolidated Statements of Financial Condition as of February 29, 2008 and November 30, 2007	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods ended February 29, 2008 and November 30, 2007	4
	Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2008 and February 23, 2007	5
	Condensed Consolidated Statements of Comprehensive Income for the three months ended February 29, 2008 and February 23, 2007	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	57

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	58

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	107

Item 4:	Controls and Procedures	107

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	108

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	109

Item 6:	Exhibits	110

SIGNATURES		111
EX-10.1: FORM OF ONE-TIME RSU AWARD AGREEMENT
EX-10.2: DESCRIPTION OF PMD RETIREE MEDICAL PROGRAM
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months
	Ended February
	2008	2007
	(in millions, except
	per share amounts)

Revenues
Investment banking	$ 1,166	$ 1,716
Trading and principal investments	4,877	9,073
Asset management and securities services	1,341	1,133
Interest income	11,245	10,358

Total revenues	18,629	22,280

Interest expense	10,294	9,550

Revenues, net of interest expense	8,335	12,730

Operating expenses
Compensation and benefits	4,001	6,111

Brokerage, clearing, exchange and distribution fees	790	551
Market development	144	132
Communications and technology	187	151
Depreciation and amortization	170	132
Amortization of identifiable intangible assets	84	51
Occupancy	236	204
Professional fees	178	161
Other expenses	402	378

Total non-compensation expenses	2,191	1,760

Total operating expenses	6,192	7,871

Pre-tax earnings	2,143	4,859
Provision for taxes	632	1,662

Net earnings	1,511	3,197
Preferred stock dividends	44	49

Net earnings applicable to common shareholders	$ 1,467	$ 3,148

Earnings per common share
Basic	$ 3.39	$ 7.08
Diluted	3.23	6.67

Dividends declared and paid per common share	$ 0.35	$ 0.35

Average common shares outstanding
Basic	432.8	444.5
Diluted	453.5	471.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	February	November
	2008	2007
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$12,715	$11,882
Cash and securities segregated for regulatory and other purposes (includes $82,038 and $94,018 at fair value as of February 2008 and November 2007, respectively)	104,496	119,939
Receivables from brokers, dealers and clearing organizations	30,412	19,078
Receivables from customers and counterparties (includes $1,809 and $1,950 at fair value as of February 2008 and November 2007, respectively)	113,911	129,105
Collateralized agreements:
Securities borrowed (includes $80,440 and $83,277 at fair value as of February 2008 and November 2007, respectively)	294,047	277,413
Financial instruments purchased under agreements to resell, at fair value	107,800	85,717

Financial instruments owned, at fair value	459,346	406,457
Financial instruments owned and pledged as collateral, at fair value	39,509	46,138

Total financial instruments owned, at fair value	498,855	452,595
Other assets	26,770	24,067

Total assets	$1,189,006	$1,119,796

Liabilities and shareholders’ equity
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $45,864 and $48,331 at fair value as of February 2008 and November 2007, respectively)	$72,789	$71,557
Bank deposits (includes $739 and $463 at fair value as of February 2008 and November 2007, respectively)	26,961	15,370
Payables to brokers, dealers and clearing organizations	12,435	8,335
Payables to customers and counterparties	336,763	310,118
Collateralized financings:
Securities loaned (includes $3,658 and $5,449 at fair value as of February 2008 and November 2007, respectively)	26,130	28,624
Financial instruments sold under agreements to repurchase, at fair value	161,498	159,178
Other secured financings (includes $32,317 and $33,581 at fair value as of February 2008 and November 2007, respectively)	70,127	65,710
Financial instruments sold, but not yet purchased, at fair value	230,060	215,023
Other liabilities and accrued expenses	30,139	38,907

Unsecured long-term borrowings (includes $19,303 and $15,928 at fair value as of February 2008 and November 2007, respectively)	179,475	164,174

Total liabilities	1,146,377	1,076,996

Commitments, contingencies and guarantees
Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 shares issued and outstanding as of both February 2008 and November 2007, with liquidation preference of $25,000 per share	3,100	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 630,296,649 and 618,707,032 shares issued as of February 2008 and November 2007, respectively, and 394,473,924 and 390,682,013 shares outstanding as of February 2008 and November 2007, respectively	6	6
Restricted stock units and employee stock options	8,322	9,302
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	23,306	22,027
Retained earnings	39,751	38,642
Accumulated other comprehensive income/(loss)	(144)	(118)
Common stock held in treasury, at cost, par value $0.01 per share; 235,822,725 and 228,025,019 shares as of February 2008 and November 2007, respectively	(31,712)	(30,159)

Total shareholders’ equity	42,629	42,800

Total liabilities and shareholders’ equity	$1,189,006	$1,119,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	February	November
	2008	2007
	(in millions, except
	per share amounts)

Preferred stock
Balance, beginning of year	$ 3,100	$ 3,100
Issued	—	—

Balance, end of period	3,100	3,100
Common stock, par value $0.01 per share
Balance, beginning of year	6	6
Issued	—	—

Balance, end of period	6	6
Restricted stock units and employee stock options
Balance, beginning of year	9,302	6,290
Issuance and amortization of restricted stock units and employee stock options	1,023	4,684
Delivery of common stock underlying restricted stock units	(1,980)	(1,548)
Forfeiture of restricted stock units and employee stock options	(22)	(113)
Exercise of employee stock options	(1)	(11)

Balance, end of period	8,322	9,302
Additional paid-in capital
Balance, beginning of year	22,027	19,731
Issuance of common stock, including the delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	2,035	2,338
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,310)	(929)
Stock purchase contract fee related to automatic preferred enhanced capital securities	—	(20)
Excess net tax benefit related to share-based compensation	554	908
Cash settlement of share-based compensation	—	(1)

Balance, end of period	23,306	22,027
Retained earnings
Balance, beginning of year, as previously reported	38,642	27,868
Cumulative effect of adjustment from adoption of FIN No. 48	(201)	—
Cumulative effect of adjustment from adoption of SFAS No. 157, net of tax	—	51
Cumulative effect of adjustment from adoption of SFAS No. 159, net of tax	—	(45)

Balance, beginning of year, after cumulative effect of adjustments	38,441	27,874
Net earnings	1,511	11,599
Dividends and dividend equivalents declared on common stock and restricted stock units	(157)	(639)
Dividends declared on preferred stock	(44)	(192)

Balance, end of period	39,751	38,642
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(118)	21
Adjustment from adoption of SFAS No. 158, net of tax	—	(194)
Currency translation adjustment, net of tax	9	39
Minimum pension liability adjustment, net of tax	—	38
Net gains/(losses) on cash flow hedges, net of tax	—	(2)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(35)	(12)
Reclassification to retained earnings from adoption of SFAS No. 159, net of tax	—	(8)

Balance, end of period	(144)	(118)
Common stock held in treasury, at cost
Balance, beginning of year	(30,159)	(21,230)
Repurchased	(1,561)	(8,956)
Reissued	8	27

Balance, end of period	(31,712)	(30,159)

Total shareholders’ equity	$ 42,629	$ 42,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended February
	2008	2007
	(in millions)

Cash flows from operating activities
Net earnings	$1,511	$3,197
Non-cash items included in net earnings
Depreciation and amortization	259	204
Amortization of identifiable intangible assets	84	68
Share-based compensation	480	362
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	15,650	2,664
Net receivables from brokers, dealers and clearing organizations	(7,234)	390
Net payables to customers and counterparties	42,226	(21,019)
Securities borrowed, net of securities loaned	(19,127)	(17,802)
Financial instruments sold under agreements to repurchase, net of financial instruments purchased under agreements to resell	(19,763)	45,413
Financial instruments owned, at fair value	(46,347)	(36,953)
Financial instruments sold, but not yet purchased, at fair value	15,037	10,676
Other, net	(5,425)	(3,435)

Net cash used for operating activities	(22,649)	(16,235)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(403)	(580)
Proceeds from sales of property, leasehold improvements and equipment	42	12
Business acquisitions, net of cash acquired	(2,156)	(55)
Proceeds from sales of investments	26	199
Purchase of available-for-sale securities	(1,109)	(89)
Proceeds from sales of available-for-sale securities	647	105

Net cash used for investing activities	(2,953)	(408)
Cash flows from financing activities
Unsecured short-term borrowings, net	879	1,652
Other secured financings (short-term), net	2,384	241
Proceeds from issuance of other secured financings (long-term)	4,107	400
Repayment of other secured financings (long-term), including the current portion	(2,373)	(1,134)
Proceeds from issuance of unsecured long-term borrowings	19,874	17,741
Repayment of unsecured long-term borrowings, including the current portion	(8,461)	(3,325)
Derivative contracts with a financing element, net	(420)	1,495
Bank deposits, net	11,591	2,197
Common stock repurchased	(1,561)	(2,685)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(201)	(212)
Proceeds from issuance of common stock	64	308
Excess tax benefit related to share-based compensation	552	559

Net cash provided by financing activities	26,435	17,237

Net increase/(decrease) in cash and cash equivalents	833	594

Cash and cash equivalents, beginning of year	11,882	6,293

Cash and cash equivalents, end of period	$12,715	$6,887

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $10.64 billion and $9.51 billion during the three months ended February 2008 and February 2007, respectively.

Cash payments for income taxes, net of refunds, were $670 million and $1.51 billion during the three months ended February 2008 and February 2007, respectively.

Non-cash activities:
The firm assumed $534 million of debt in connection with business acquisitions during the three months ended February 2008. The firm issued $17 million of common stock in connection with business acquisitions for the three months ended February 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months
	Ended February
	2008	2007
	(in millions)

Net earnings	$1,511	$3,197
Currency translation adjustment, net of tax	9	5
Net gains/(losses) on cash flow hedges, net of tax	—	2
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(35)	(2)

Comprehensive income	$1,485	$3,202

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

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended. ARB No. 51 states that the usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has a majority voting interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46-R, “Consolidation of Variable Interest Entities,” the firm consolidates VIEs for which it is the primary beneficiary. The firm determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes a review of, among other factors, its capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the firm performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to its variable interest holders, the firm utilizes the “top down” method. Under that method, the firm calculates its share of the VIE’s expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the firm’s position in the capital structure of the VIE, under various probability-weighted scenarios.

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, such as whether a derivative is considered passive and the level of discretion a servicer may exercise, including, for example, determining when default is reasonably foreseeable. In accordance with SFAS No. 140 and FIN No. 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment either in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” or at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In general, the firm accounts for investments acquired subsequent to the adoption of SFAS No. 159 at fair value. In certain cases, the firm may apply the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant. See “— Revenue Recognition — Other Financial Assets and Financial Liabilities at Fair Value” below for a discussion of the firm’s application of SFAS No. 159.

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and generally does not hold a majority of the economic interests in these funds. The firm has generally provided the third-party investors with rights to terminate the funds or to remove the firm as the general

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

partner. These fund investments are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements incorporated by reference in the firm’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007. The condensed consolidated financial information as of November 30, 2007 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

Unless specifically stated otherwise, all references to February 2008 and February 2007 refer to the firm’s fiscal periods ended, or the dates, as the context requires, February 29, 2008 and February 23, 2007, respectively. All references to November 2007, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 30, 2007. All references to 2008, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, November 28, 2008. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

SFAS No. 157, “Fair Value Measurements,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not considered to be active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value, the firm separates its “Financial instruments owned, at fair value” and its “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts.

•	Cash Instruments. The firm’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and sovereign obligations, active listed equities and most money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy. The firm does not adjust the quoted price for such instruments, even in situations where the firm holds a large position and a sale could reasonably impact the quoted price.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, investment-grade corporate bonds, certain mortgage products, certain corporate bank and bridge loans, less liquid listed equities, state, municipal and provincial obligations, most physical commodities and certain loan commitments. Such instruments are generally classified within level 2 of the fair value hierarchy.

Certain cash instruments are classified within level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. Such instruments include private equity and real estate fund investments, certain corporate loans (including certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt), less liquid corporate debt securities and other debt obligations (including high-yield corporate bonds, distressed debt instruments and collateralized debt obligations (CDOs) backed by corporate obligations), less liquid mortgage whole loans and securities (backed by either commercial or residential real estate), and acquired portfolios of distressed loans. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

•	Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded derivatives typically fall within level 1 or level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The firm generally values exchange-traded derivatives within portfolios using models which calibrate to market-clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying cash instruments. In such cases, exchange-traded derivatives are classified within level 2 of the fair value hierarchy.

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. Such instruments are typically classified within level 2 of the fair value hierarchy.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Financial Assets and Financial Liabilities at Fair Value.  The firm has elected to account for certain of the firm’s other financial assets and financial liabilities at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The primary reasons for electing the fair value option are mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations.

Such financial assets and financial liabilities accounted for at fair value include (i) certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments; (ii) certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings; (iii) certain unsecured long-term borrowings, including prepaid physical commodity transactions; (iv) resale and repurchase agreements; (v) securities borrowed and loaned within Trading and Principal Investments, consisting of the firm’s matched book and certain firm financing activities; (vi) corporate loans, loan commitments and certain certificates of deposit issued by Goldman Sachs Bank USA (GS Bank USA) as well as securities held by GS Bank USA (which would otherwise be accounted for as available-for-sale); (vii) receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140; and (viii) in general, investments acquired after the adoption of SFAS No. 159 where the firm has significant influence over the investee and would otherwise apply the equity method of accounting.

Collateralized Agreements and Financings.  Collateralized agreements consist of resale agreements and securities borrowed. Collateralized financings consist of repurchase agreements, securities loaned and other secured financings. Interest on collateralized agreements and collateralized financings is recognized in “Interest income” and “Interest expense,” respectively, over the life of the transaction.

•	Resale and Repurchase Agreements. Financial instruments purchased under agreements to resell and financial instruments sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent collateralized financing transactions. The firm receives financial instruments purchased under agreements to resell, makes delivery of financial instruments sold under agreements to repurchase, monitors the market value of these financial instruments on a daily basis and delivers or obtains additional collateral as appropriate. As noted above, resale and repurchase agreements are carried in the condensed consolidated statements of financial condition at fair value as allowed by SFAS No. 159. Resale and repurchase agreements are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Resale and repurchase agreements are presented on a net-by-counterparty basis when the requirements of FIN No. 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned within Securities Services, relating to both customer activities and, to a lesser extent, certain firm financing activities, are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements are generally transacted on-demand, they exhibit little, if any, sensitivity to changes in interest rates. As noted above, securities

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

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. As noted above, the firm has elected to apply SFAS No. 159 to transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings, for which the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. These other secured financing transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest. See Note 3 for further information regarding other secured financings.

Hybrid Financial Instruments.  Hybrid financial instruments are instruments that contain bifurcatable embedded derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and do not require settlement by physical delivery of non-financial assets (e.g., physical commodities). If the firm elects to bifurcate the embedded derivative, it is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedge accounting relationships. If the firm does not elect to bifurcate, the entire hybrid financial instrument is accounted for at fair value under SFAS No. 155. See Notes 3 and 4 for additional information about hybrid financial instruments.

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

Commissions.  Commission revenues from executing and clearing client transactions on stock, options and futures markets are recognized in “Trading and principal investments” in the condensed consolidated statements of earnings on a trade-date basis.

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

Share-Based Compensation

The firm accounts for share-based compensation in accordance with SFAS No. 123-R, “Share-Based Payment.” Under SFAS No. 123-R, the cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Under SFAS No. 123-R, share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. The firm adopted SFAS No. 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent to adoption. Share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires). SFAS No. 123-R requires expected forfeitures to be included in determining share-based employee compensation expense.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the condensed consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, in the condensed consolidated statements of comprehensive income. The firm seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the condensed consolidated statements of comprehensive income. For foreign currency-denominated debt, hedge effectiveness is assessed based on changes in spot rates. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the condensed consolidated statements of earnings.

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

The firm adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” as of December 1, 2007, and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings (see Note 13 for further information regarding the firm’s adoption of FIN No. 48). Under FIN No. 48, a tax position can be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A FIN No. 48 liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, classification, interim period accounting and accounting for interest and penalties. Prior to the adoption of FIN No. 48, contingent liabilities related to income taxes were recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies,” as amended, had been met.

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

Recent Accounting Developments

EITF Issue No. 06-11.  In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. The firm currently accounts for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and the firm expects to adopt the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2009. The firm does not expect the adoption of EITF Issue No. 06-11 to have a material effect on its financial condition, results of operations or cash flows.

FASB Staff Position (FSP) FAS No. 140-3.  In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The firm is currently evaluating the impact of adopting FSP No. 140-3 on its financial condition and cash flows. Adoption of FSP No. 140-3 will have no effect on the firm’s results of operations.

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The firm will adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the firm’s financial condition, results of operations or cash flows.

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

	As of
	February 2008				November 2007
	Assets		Liabilities		Assets		Liabilities
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$17,731	(1)	$—		$8,985	(1)	$—
U.S. government, federal agency and sovereign obligations	95,241		61,857		70,774		58,637
Mortgage and other asset-backed loans and securities	51,852	(2)	—		54,073	(2)	—
Bank loans	43,188		2,376		49,154		3,563
Corporate debt securities and other debt obligations	37,089		8,544		39,219		8,280
Equities and convertible debentures	111,081		38,277		122,205		45,130
Physical commodities	1,985		230		2,571		35
Derivative contracts	140,688	(3)	118,776	(5)	105,614	(3)	99,378	(5)

Total	$498,855	(4)	$230,060		$452,595	(4)	$215,023

(1)	Includes $5.34 billion and $6.17 billion as of February 2008 and November 2007, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program (see Note 6 for further information regarding the William Street program).

(2)	Includes $6.60 billion and $7.64 billion as of February 2008 and November 2007, respectively, of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. The firm distributed to investors the securities that were issued by the securitization vehicles and therefore does not bear economic exposure to the underlying mortgage whole loans.

(3)	Net of cash received pursuant to credit support agreements of $77.57 billion and $59.05 billion as of February 2008 and November 2007, respectively.

(4)	Includes $1.93 billion and $1.17 billion as of February 2008 and November 2007, respectively, of securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

(5)	Net of cash paid pursuant to credit support agreements of $30.63 billion and $27.76 billion as of February 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value Hierarchy

The following tables set forth by level within the fair value hierarchy “Financial instruments owned, at fair value,” “Financial instruments sold, but not yet purchased, at fair value” and financial assets and financial liabilities accounted for at fair value under SFAS No. 155 and SFAS No. 159 as of February 2008 and November 2007 (see Note 2 for further information on the fair value hierarchy). As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Total financial assets at fair value classified within level 3 were $96.39 billion and $69.15 billion as of February 2008 and November 2007, respectively. Such amounts were 8% and 6% of “Total assets” on the condensed consolidated statement of financial condition as of February 2008 and November 2007, respectively. Excluding assets for which the firm does not bear economic exposure, level 3 assets were 7% and 5% of “Total assets” as of February 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of February 2008
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$6,778		$10,953		$—		$—		$17,731
U.S. government, federal agency and sovereign obligations	41,819		53,422		—		—		95,241
Mortgage and other asset-backed loans and securities	—		26,866		24,986		—		51,852
Bank loans	—		25,512		17,676		—		43,188
Corporate debt securities and other debt obligations	1,232		25,980		9,877		—		37,089
Equities and convertible debentures	63,818		28,429		18,834	(6)	—		111,081
Physical commodities	—		1,985		—		—		1,985

Cash instruments	113,647		173,147		71,373		—		358,167
Derivative contracts	169		197,362		25,013		(81,856	) (8)	140,688

Financial instruments owned, at fair value	113,816		370,509		96,386		(81,856)		498,855
Securities segregated for regulatory and other purposes	21,610	(4)	60,428	(5)	—		—		82,038
Receivables from customers and counterparties (1)	—		1,809		—		—		1,809
Securities borrowed (2)	—		80,440		—		—		80,440
Financial instruments purchased under agreements to resell, at fair value	—		107,800		—		—		107,800

Total assets at fair value	$135,426		$620,986		$96,386	(7)	$(81,856)		$770,942

Level 3 assets for which the firm does not bear economic exposure (3)					(14,069)

Level 3 assets for which the firm bears economic exposure					$82,317	(7)

(1)	Principally consists of transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Reflects securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Level 3 assets were 13% of Total assets at fair value and Level 3 assets for which the firm bears economic exposure were 11% of Total assets at fair value.

(8)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of February 2008
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)

U.S. government, federal agency and sovereign obligations	$60,071	$1,786	$—		$—		$61,857
Bank loans	—	1,791	585		—		2,376
Corporate debt securities and other debt obligations	—	8,152	392		—		8,544
Equities and convertible debentures	37,599	678	—		—		38,277
Physical commodities	—	230	—		—		230

Cash instruments	97,670	12,637	977		—		111,284
Derivative contracts	113	137,951	15,619		(34,907	) (7)	118,776

Financial instruments sold, but not yet purchased, at fair value	97,783	150,588	16,596		(34,907)		230,060
Unsecured short-term borrowings (1)	—	42,025	3,839		—		45,864
Bank deposits (2)	—	739	—		—		739
Securities loaned (3)	—	3,658	—		—		3,658
Financial instruments sold under agreements to repurchase, at fair value	—	161,498	—		—		161,498
Other secured financings (4)	—	32,317	—		—		32,317
Unsecured long-term borrowings (5)	—	18,056	1,247		—		19,303

Total liabilities at fair value	$97,783	$408,881	$21,682	(6)	$(34,907)		$493,439

(1)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(2)	Consists of certain certificates of deposit issued by GS Bank USA.

(3)	Reflects securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(4)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings.

(5)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(6)	Level 3 liabilities were 4% of Total liabilities at fair value.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of November 2007
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$6,237		$2,748		$—		$—		$8,985
U.S. government, federal agency and sovereign obligations	37,966		32,808		—		—		70,774
Mortgage and other asset-backed loans and securities	—		38,073		16,000		—		54,073
Bank loans	—		35,820		13,334		—		49,154
Corporate debt securities and other debt obligations	915		32,193		6,111		—		39,219
Equities and convertible debentures	68,727		35,472		18,006	(6)	—		122,205
Physical commodities	—		2,571		—		—		2,571

Cash instruments	113,845		179,685		53,451		—		346,981
Derivative contracts	286		153,065		15,700		(63,437	) (8)	105,614

Financial instruments owned, at fair value	114,131		332,750		69,151		(63,437)		452,595
Securities segregated for regulatory and other purposes	24,078	(4)	69,940	(5)	—		—		94,018
Receivables from customers and counterparties (1)	—		1,950		—		—		1,950
Securities borrowed (2)	—		83,277		—		—		83,277
Financial instruments purchased under agreements to resell, at fair value	—		85,717		—		—		85,717

Total assets at fair value	$138,209		$573,634		$69,151	(7)	$(63,437)		$717,557

Level 3 assets for which the firm does not bear economic exposure (3)					(14,437)

Level 3 assets for which the firm bears economic exposure					$54,714	(7)

(1)	Consists of transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Reflects securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Level 3 assets were 10% of Total assets at fair value and Level 3 assets for which the firm bears economic exposure were 8% of Total assets at fair value.

(8)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of November 2007
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)

U.S. government, federal agency and sovereign obligations	$57,714	$923	$—		$—		$58,637
Bank loans	—	3,525	38		—		3,563
Corporate debt securities and other debt obligations	—	7,764	516		—		8,280
Equities and convertible debentures	44,076	1,054	—		—		45,130
Physical commodities	—	35	—		—		35

Cash instruments	101,790	13,301	554		—		115,645
Derivative contracts	212	117,794	13,644		(32,272	) (7)	99,378

Financial instruments sold, but not yet purchased, at fair value	102,002	131,095	14,198		(32,272)		215,023
Unsecured short-term borrowings (1)	—	44,060	4,271		—		48,331
Bank deposits (2)	—	463	—		—		463
Securities loaned (3)	—	5,449	—		—		5,449
Financial instruments sold under agreements to repurchase, at fair value	—	159,178	—		—		159,178
Other secured financings (4)	—	33,581	—		—		33,581
Unsecured long-term borrowings (5)	—	15,161	767		—		15,928

Total liabilities at fair value	$102,002	$388,987	$19,236	(6)	$(32,272)		$477,953

(1)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(2)	Consists of certain certificates of deposit issued by GS Bank USA.

(3)	Reflects securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(4)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings.

(5)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(6)	Level 3 liabilities were 4% of Total liabilities at fair value.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Gains and Losses

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities for the three months ended February 2008 and February 2007. The tables reflect gains and losses for each quarter for all financial assets and financial liabilities categorized as level 3 as of February 2008 and February 2007, respectively. As reflected in the tables below, the net unrealized gain on level 3 financial assets and financial liabilities was $2.07 billion (principally comprised of $5.09 billion of unrealized gains on derivative contracts and $3.23 billion of unrealized losses on cash instruments) and $1.22 billion (principally comprised of $1.06 billion of unrealized gains on cash instruments and $193 million of unrealized gains on derivative contracts) for the three months ended February 2008 and February 2007, respectively. This net unrealized gain should be considered in the context of the factors discussed below.

Cash Instruments

The net unrealized loss on level 3 cash instruments was $3.23 billion for the three months ended February 2008 (which included $2.91 billion of unrealized losses on assets and $318 million of unrealized losses on liabilities), primarily consisting of unrealized losses on loans and securities backed by commercial and residential real estate as well as certain bank loans, reflecting continued deterioration in the broader credit markets. The net unrealized gain on level 3 cash instruments was $1.06 billion for the three months ended February 2007 (which included $1.08 billion of unrealized gains on assets and $25 million of unrealized losses on liabilities), primarily consisting of unrealized gains relating to the firm’s private principal investments.

Level 3 cash instruments are frequently hedged with instruments classified within level 1 and level 2, and accordingly, gains or losses that have been reported in level 3 are frequently offset by gains or losses attributable to instruments classified within level 1 or level 2 or by gains or losses on derivative contracts classified in level 3 of the fair value hierarchy.

Derivative Contracts

The net unrealized gain on level 3 derivative contracts was $5.09 billion, primarily attributable to observable changes in credit spreads reflecting continued deterioration in the broader credit markets, and $193 million for the three months ended February 2008 and February 2007, respectively. Level 3 gains and losses on derivative contracts should be considered in the context of the following factors:

•	A derivative contract with level 1 and/or level 2 inputs is classified as a level 3 financial instrument in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2) is still classified as level 3.

•	Gains or losses that have been reported in level 3 resulting from changes in level 1 or level 2 inputs are frequently offset by gains or losses attributable to instruments classified within level 1 or level 2 or by cash instruments reported in level 3 of the fair value hierarchy.

The unrealized gains referenced above principally resulted from changes in level 2 inputs, as opposed to changes in level 3 inputs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities
	Three Months Ended February 2008
	Cash		Cash		Derivative		Unsecured		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Long-Term		Total
	- Assets		- Liabilities		- Net		Borrowings		Borrowings		Gains
	(in millions)

Balance, beginning of year	$53,451		$(554)		$2,056		$(4,271)		$ (767)		N/A
Realized gains/(losses)	675	(1)	5	(3)	214	(3)	(80	) (3)	(1	) (3)	$813
Unrealized gains/(losses) relating to instruments still held at the reporting date	(2,912	) (1)	(318	) (3)	5,087	(3)(4)	95	(3)	113	(3)	$2,065
Purchases, issuances and settlements	5,586		(6)		(360)		535		(396)		N/A
Transfers in and/or out of level 3	14,573	(2)	(104)		2,397	(5)	(118)		(196)		N/A

Balance, end of period	$71,373		$(977)		$9,394		$(3,839)		$(1,247)		N/A

	Level 3 Financial Assets and Financial Liabilities
	Three Months Ended February 2007
	Cash	Cash		Derivative		Unsecured		Unsecured
	Instruments	Instruments		Contracts		Short-Term		Long-Term	Total
	- Assets	- Liabilities		- Net		Borrowings		Borrowings	Gains
	(in millions)

Balance, beginning of year	$29,905	$(223)		$ 580		$(3,253)		$(135)	N/A
Realized gains/(losses)	822 (1)	24	(3)	288	(3)	—		—	$1,134
Unrealized gains/(losses) relating to instruments still held at the reporting date	1,083 (1)	(25	) (3)	193	(3)(4)	(61	) (3)	34 (3)	$1,224
Purchases, issuances and settlements	7,059	(4)		(227)		(703)		(472)	N/A
Transfers in and/or out of level 3	(1,021)	4		(493)		191		(204)	N/A

Balance, end of period	$37,848	$(224)		$ 341		$(3,826)		$(777)	N/A

(1)	The aggregate amounts include approximately $(3.09) billion and $853 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the three months ended February 2008. The aggregate amounts include approximately $1.60 billion and $303 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the three months ended February 2007.

(2)	Principally reflects transfers of commercial and residential mortgage loans and securities from level 2 within the fair value hierarchy, reflecting reduced price transparency for these financial instruments. Related gains and losses are included in the above table.

(3)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(4)	Principally resulted from changes in level 2 inputs.

(5)	Principally reflects transfers of mortgage-related derivative assets due to reduced transparency of the correlation inputs used to value mortgage instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

For the three months ended February 2008 and February 2007, the changes in the fair value of receivables (including securities borrowed and resale agreements) for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material. During the three months ended February 2008, the firm recognized a gain of $333 million, net of hedges ($518 million before hedges), attributable to the observable impact of the market’s widening of the firm’s own credit spread on liabilities for which the fair value option was elected. During the three months ended February 2007, the observable impact of the market’s widening of the firm’s own credit spread on liabilities for which the fair value option was elected was $26 million. The firm calculates the impact of its own credit spread on liabilities carried at fair value by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads. As of February 2008 and November 2007, the difference between the fair value and the aggregate contractual principal amount of both long-term receivables and long-term debt instruments (principal and non-principal protected) for which the fair value option was elected was not material.

The following table sets forth the gains and (losses) included in earnings for the three months ended February 2008 and February 2007 related to financial assets and financial liabilities for which the firm has elected to apply the fair value option under SFAS No. 155 and SFAS No. 159. The table does not reflect the impact to the firm’s earnings of applying SFAS No. 159 because a significant amount of these gains and losses would have also been recognized under previously issued generally accepted accounting principles, or are economically hedged with instruments accounted for at fair value under other generally accepted accounting principles that are not reflected in the table below.

	Three Months
	Ended February
	2008	2007
	(in millions)

Other secured financings	$1,031 (1)	$(130)
Financial instruments owned, at fair value (2)	(305)	7
Unsecured short-term borrowings	262	(244)
Unsecured long-term borrowings	(218)	(792)
Other (3)	6	(1)

Total (4)	$776	$(1,160)

(1)	Includes gains of $800 million related to financings recorded as a result of certain mortgage securitizations that are accounted for as secured financings rather than sales under SFAS No. 140 as of February 2008. Changes in the fair value of these secured financings are equally offset by changes in the fair value of the related mortgage whole loans, which are included within the firm’s “Financial instruments owned, at fair value” in the condensed consolidated statement of financial condition.

(2)	Consists of investments for which the firm would otherwise have applied the equity method of accounting as well as securities held in GS Bank USA (which would otherwise be accounted for as available-for-sale).

(3)	Consists of resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments and certain certificates of deposit issued by GS Bank USA.

(4)	Reported within “Trading and principal investments” within the condensed consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest Income” and “Interest Expense,” for all instruments other than hybrid financial instruments.

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

The firm applies a long-haul method to all of its hedge accounting relationships to perform an ongoing assessment of the effectiveness of these relationships in achieving offsetting changes in fair value or offsetting cash flows attributable to the risk being hedged. The firm utilizes a dollar-offset method, which compares the change in the fair value of the hedging instrument to the change in the fair value of the hedged item, excluding the effect of the passage of time, to prospectively and retrospectively assess hedge effectiveness. The firm’s prospective dollar-offset assessment utilizes scenario analyses to test hedge effectiveness via simulations of numerous parallel and slope shifts of the relevant yield curve. Parallel shifts change the interest rate of all maturities by identical amounts. Slope shifts change the curvature of the yield curve. For both the prospective assessment, in response to each of the simulated yield curve shifts, and the retrospective assessment, a hedging relationship is deemed to be effective if the fair value of the hedging instrument and the hedged item change inversely within a range of 80% to 125%.

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the condensed consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the three months ended

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

February 2008 or February 2007. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

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

	As of
	February 2008		November 2007
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Contract Type
Forward settlement contracts	$25,778	$28,983	$22,561	$27,138
Swap agreements	145,997	77,392	104,793	62,697
Option contracts	63,593	60,133	53,056	53,047

Subtotal	$235,368	$166,508	$180,410	$142,882
Netting across contract types (1)	(17,107)	(17,107)	(15,746)	(15,746)
Cash collateral netting (2)	(77,573)	(30,625)	(59,050)	(27,758)

Total	$140,688	$118,776	$105,614	$99,378

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types pursuant to credit support agreements.

(2)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

The fair value of derivatives accounted for as qualifying hedges under SFAS No. 133 consisted of $10.10 billion and $5.12 billion in assets as of February 2008 and November 2007, respectively, and $230 million and $354 million in liabilities as of February 2008 and November 2007, respectively.

The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings, had a carrying value of $234 million and $463 million (excluding the debt host contract) as of February 2008 and November 2007, respectively. See Notes 4 and 5 for further information regarding the firm’s unsecured borrowings.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

During the three months ended February 2008, the firm securitized $2.57 billion of financial assets ($1.52 billion of residential mortgages and $1.05 billion of other financial assets, primarily in connection with collateralized loan obligations (CLOs)). During the three months ended February 2007, the firm securitized $24.45 billion of financial assets ($9.65 billion of residential mortgages and $14.80 billion of other financial assets, primarily in connection with CDOs and CLOs). Cash flows received on retained interests were approximately $116 million and $162 million for the three months ended February 2008 and February 2007, respectively.

As of February 2008 and November 2007, the firm held $2.92 billion and $4.57 billion of retained interests, respectively, from these securitization activities, including $1.61 billion and $2.72 billion, respectively, held in QSPEs.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of February 2008		As of November 2007
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	CDOs and	Mortgage-	CDOs and
	Backed	CLOs (3)	Backed	CLOs (3)
	($ in millions)

Fair value of retained interests	$2,266	$655	$3,378	$1,188

Weighted average life (years)	5.5	2.3	6.6	2.7

Constant prepayment rate	14.8%	14.3%	15.1%	11.9%
Impact of 10% adverse change	$(29)	$(5)	$(50)	$(43)
Impact of 20% adverse change	(50)	(13)	(91)	(98)

Anticipated credit losses (1)	3.9%	N/A	4.3%	N/A
Impact of 10% adverse change (2)	$(15)	$—	$(45)	$—
Impact of 20% adverse change (2)	(20)	—	(72)	—

Discount rate	10.8%	26.8%	8.4%	23.1%
Impact of 10% adverse change	$(59)	$(23)	$(89)	$(46)
Impact of 20% adverse change	(113)	(42)	(170)	(92)

(1)	Anticipated credit losses are computed only on positions for which expected credit loss is a key assumption in the determination of fair value or positions for which expected credit loss is not reflected within the discount rate.
(2)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.
(3)	Includes $395 million and $905 million as of February 2008 and November 2007, respectively, of retained interests related to transfers of securitized assets that were accounted for as secured financings rather than sales under SFAS No. 140.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests approximated $7 billion and $6 billion as of February 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of February 2008 and November 2007, the firm held mortgage servicing rights with a fair value of $283 million and $93 million, respectively. These servicing assets represent the firm’s right to receive a future stream of cash flows, such as servicing fees, in excess of the firm’s obligation to service residential mortgages. The fair value of mortgage servicing rights will fluctuate in response to changes in certain economic variables, such as interest rates, loan prepayment assumptions and default rates. The firm estimates the fair value of mortgage servicing rights by using valuation models that incorporate these variables in quantifying anticipated cash flows related to servicing activities. Mortgage servicing rights are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and are classified within level 3 of the fair value hierarchy. The following table sets forth changes in the firm’s mortgage servicing rights, as well as servicing fees earned:

Three Months Ended
February 2008
(in millions)

Balance, beginning of period	$ 93
Purchases (1)	212
Servicing assets that result from transfers of financial assets	3
Changes in fair value due to changes in valuation inputs and assumptions	(25)

Balance, end of period	$283

Contractually specified servicing fees	$ 65

(1)	Related to the acquisition of Litton Loan Servicing LP.

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

	As of February 2008
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)
Mortgage CDOs (2)	$19,796	$473	$—	$9,052	$—	$9,525
Corporate CDOs and CLOs (3)	11,272	414	—	1,319	—	1,733
Real estate, credit-related and other investing (4)	25,669	—	13	—	3,409	3,422
Municipal bond securitizations	534	—	534	—	—	534
Other asset-backed	4,402	—	—	1,792	—	1,792
Power-related	438	2	37	—	16	55
Principal-protected notes (5)	5,902	—	—	5,372	—	5,372

Total	$68,013	$889	$584	$17,535	$3,425	$22,433

	As of November 2007
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and		Loans and
	Assets	Interests	Guarantees	Derivatives	Investments	Total
		(in millions)
Mortgage CDOs (2)	$18,914	$1,011	$—	$10,089	$—	$11,100
Corporate CDOs and CLOs (3)	10,750	411	—	2,218	—	2,629
Real estate, credit-related and other investing (4)	17,272	—	107	12	3,141	3,260
Municipal bond securitizations	1,413	—	1,413	—	—	1,413
Other mortgage-backed	3,881	719	—	—	—	719
Other asset-backed	3,771	—	—	1,579	—	1,579
Power-related	438	2	37	—	16	55
Principal-protected notes (5)	5,698	—	—	5,186	—	5,186

Total	$62,137	$2,143	$1,557	$19,084	$3,157	$25,941

(1)	Such amounts do not represent the anticipated losses in connection with these transactions.

(2)	Derivatives related to mortgage CDOs primarily consist of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(3)	Derivatives related to corporate CDOs and CLOs primarily consist of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

(4)	The firm obtains interests in these VIEs in connection with making proprietary investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities.

(5)	Derivatives related to principal-protected notes consist of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing.

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

	As of February 2008		As of November 2007
		Maximum		Maximum
		Exposure		Exposure
	VIE Assets (1)	to Loss (2)	VIE Assets (1)	to Loss (2)
		(in millions)

Real estate, credit-related and other investing	$2,098	$563	$2,118	$525
Municipal bond securitizations	1,763	1,763	1,959	1,959
CDOs, mortgage-backed and other asset-backed	283	176	604	109
Foreign exchange and commodities	461	491	300	329
Principal-protected notes	977	989	1,119	1,118

Total	$5,582	$3,982	$6,100	$4,040

(1)	Consolidated VIE assets include assets financed on a nonrecourse basis.

(2)	Such amounts do not represent the anticipated losses in connection with these transactions.

Collateralized Transactions

The firm receives financial instruments as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. Such financial instruments may include obligations of the U.S. government, federal agencies, sovereigns and corporations, as well as equities and convertibles.

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of February 2008 and November 2007, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $843.42 billion and $891.05 billion, respectively, of which the firm delivered or repledged $734.22 billion and $785.62 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Financial instruments owned and pledged to counterparties that have the right to deliver or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $39.51 billion and $46.14 billion as of February 2008 and November 2007, respectively. Financial instruments owned and pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and were $158.09 billion and $156.92 billion as of February 2008 and November 2007, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $7.35 billion and $5.86 billion as of February 2008 and November 2007, respectively.

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

Other secured financings by maturity are set forth in the table below:

	As of
	February	November
	2008	2007
	(in millions)

Other secured financings (short-term) (1)(2)	$37,550	$32,410
Other secured financings (long-term):
2009	989	2,903
2010	3,049	2,301
2011	4,196	2,427
2012	4,396	4,973
2013	1,683	702
2014-thereafter	18,264	19,994

Total other secured financings (long-term) (3)(4)	32,577	33,300

Total other secured financings (5)	$70,127	$65,710

(1)	As of February 2008, consists of U.S. dollar-denominated financings of $22.22 billion with a weighted average interest rate of 3.61% and non-U.S. dollar-denominated financings of $15.33 billion with a weighted average interest rate of 0.86%, after giving effect to hedging activities. As of November 2007, consists of U.S. dollar-denominated financings of $18.47 billion with a weighted average interest rate of 5.32% and non-U.S. dollar-denominated financings of $13.94 billion with a weighted average interest rate of 0.91%, after giving effect to hedging activities. The weighted average interest rates as of February 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of February 2008, consists of U.S. dollar-denominated financings of $19.08 billion with a weighted average interest rate of 4.85% and non-U.S. dollar-denominated financings of $13.50 billion with a weighted average interest rate of 4.20%, after giving effect to hedging activities. As of November 2007, consists of U.S. dollar-denominated financings of $22.13 billion with a weighted average interest rate of 5.73% and non-U.S. dollar-denominated financings of $11.17 billion with a weighted average interest rate of 4.28%, after giving effect to hedging activities. The weighted average interest rates as of February 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	As of February 2008, $63.91 billion of these financings were collateralized by financial instruments and $6.22 billion by other assets (primarily real estate and cash). As of November 2007, $61.34 billion of these financings were collateralized by financial instruments and $4.37 billion by other assets (primarily real estate and cash). Other secured financings include $25.40 billion and $25.37 billion of nonrecourse obligations as of February 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.  Unsecured Short-Term Borrowings

The firm obtains unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and hybrid financial instruments. As of February 2008 and November 2007, these borrowings were $72.79 billion and $71.56 billion, respectively. Such amounts also include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under SFAS No. 155 or SFAS No. 159. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

Unsecured short-term borrowings are set forth below:

	As of
	February	November
	2008	2007
	(in millions)

Promissory notes	$11,444	$13,251
Commercial paper	4,384	4,343
Current portion of unsecured long-term borrowings	23,315	22,740
Hybrid financial instruments	22,236	22,318
Other short-term borrowings	11,410	8,905

Total (1)	$72,789	$71,557

(1)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 3.65% and 5.05% as of February 2008 and November 2007, respectively. The weighted average interest rates as of February 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Unsecured Long-Term Borrowings

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings. As of February 2008 and November 2007, these borrowings were $179.48 billion and $164.17 billion, respectively.

Unsecured long-term borrowings are set forth below:

	As of
	February	November
	2008	2007
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$62,174	$55,281
Non-U.S. dollar	35,808	29,139
Floating rate obligations (2)
U.S. dollar	45,225	47,308
Non-U.S. dollar	36,268	32,446

Total	$179,475	$164,174

(1)	As of February 2008 and November 2007, interest rates on U.S. dollar fixed rate obligations ranged from 3.87% to 10.04% and from 3.88% to 10.04%, respectively. As of both February 2008 and November 2007, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.67% to 8.88%.

(2)	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

Unsecured long-term borrowings by maturity date are set forth below:

	As of
	February 2008 (1)(2)			November 2007 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2009	$14,459	$2,874	$17,333	$20,204	$2,978	$23,182
2010	9,003	5,970	14,973	7,989	5,714	13,703
2011	6,177	5,136	11,313	5,848	4,839	10,687
2012	15,758	3,921	19,679	14,913	3,695	18,608
2013	6,726	14,252	20,978	6,490	9,326	15,816
2014-thereafter	55,276	39,923	95,199	47,145	35,033	82,178

Total	$107,399	$72,076	$179,475	$102,589	$61,585	$164,174

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, commodity contracts and equity-linked and indexed contracts, to effectively convert a substantial portion of its unsecured long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, the carrying value of unsecured long-term borrowings approximated fair value as of February 2008 and November 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	February 2008		November 2007
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$4,022	4.98%	$3,787	5.28%
Floating rate obligations (1)	175,453	4.59	160,387	5.68

Total (2)	$179,475	4.60	$164,174	5.67

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of February 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated borrowings with outstanding principal amounts of $20.07 billion and $16.32 billion as of February 2008 and November 2007, respectively, as set forth below.

Subordinated Notes.  As of February 2008, the firm had $14.98 billion of subordinated notes outstanding with maturities ranging from 2009 to 2038. The effective weighted average interest rate on these subordinated notes was 4.78%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2007, the firm had $11.23 billion of subordinated notes outstanding with maturities ranging from fiscal 2009 to 2037. The effective weighted average interest rate on these subordinated notes was 5.75%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. These notes are junior in right of payment to all of the firm’s senior indebtedness.

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities.  The firm issued $2.84 billion of junior subordinated debentures in 2004 to Goldman Sachs Capital I (the Trust), a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to the firm and invested the proceeds from the sale in junior subordinated debentures issued by the firm. The Trust is a wholly owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

The firm pays interest semi-annually on these debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. The firm has the right, from time to time, to defer payment of interest on the debentures, and, therefore, cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semi-annual periods. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by the firm unless all dividends payable on the preferred beneficial interests have been paid in full. These debentures are junior in right of payment to all of the firm’s senior indebtedness and all of the firm’s subordinated borrowings, other than the junior subordinated debt issued in connection with the Normal Automatic Preferred Enhanced Capital Securities (see discussion below).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Junior Subordinated Debt Issued to Trusts in Connection with Fixed-to-Floating and Floating Rate Normal Automatic Preferred Enhanced Capital Securities.  In 2007, the firm issued a total of $2.25 billion of remarketable junior subordinated notes to Goldman Sachs Capital II and Goldman Sachs Capital III (the Trusts), Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to the firm. The firm also entered into contracts with the Trusts to sell $2.25 billion of perpetual non-cumulative preferred stock to be issued by the firm (the stock purchase contracts). The Trusts are wholly owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm pays interest semi-annually on $1.75 billion of junior subordinated notes issued to Goldman Sachs Capital II at a fixed annual rate of 5.59% and the notes mature on June 1, 2043. The firm pays interest quarterly on $500 million of junior subordinated notes issued to Goldman Sachs Capital III at a rate per annum equal to three-month LIBOR plus .57% and the notes mature on September 1, 2043. In addition, the firm makes contract payments at a rate of .20% per annum on the stock purchase contracts held by the Trusts. The firm has the right to defer payments on the junior subordinated notes and the stock purchase contracts, subject to limitations, and therefore cause payment on the APEX to be deferred. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. The junior subordinated notes are junior in right of payment to all of the firm’s senior indebtedness and all of the firm’s other subordinated borrowings.

In connection with the APEX issuance, the firm covenanted in favor of certain of its debtholders, who are initially the holders of the firm’s 6.345% Junior Subordinated Debentures due February 15, 2034, that, subject to certain exceptions, the firm would not redeem or purchase (i) the firm’s junior subordinated debt issued to the APEX trusts prior to the applicable stock purchase date or (ii) APEX or shares of the firm’s Series E or Series F Preferred Stock prior to the date that is ten years after the applicable stock purchase date, unless the applicable redemption or purchase price does not exceed a maximum amount determined by reference to the aggregate amount of net cash proceeds that the firm has received from the sale of qualifying equity securities during the 180-day period preceding the redemption or purchase.

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

Commitments

Forward Starting Collateralized Agreements and Financings.  The firm had forward starting resale agreements and securities borrowing agreements of $33.11 billion and $28.14 billion as of February 2008 and November 2007, respectively. The firm had forward starting repurchase agreements and securities lending agreements of $14.53 billion and $15.39 billion as of February 2008 and November 2007, respectively.

Commitments to Extend Credit.  In connection with its lending activities, the firm had outstanding commitments to extend credit of $74.94 billion and $82.75 billion as of February 2008 and November 2007, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value. To the extent that the firm recognizes losses on these commitments, such losses are recorded within the firm’s Trading and Principal Investments segment net of any related underwriting fees.

The following table summarizes the firm’s commitments to extend credit as of February 2008 and November 2007:

	As of
	February	November
	2008	2007
	(in millions)

Commercial lending commitments
Investment-grade	$19,909	$11,719
Non-investment-grade	21,672	41,930
William Street program	24,617	24,488
Warehouse financing	8,745	4,610

Total commitments to extend credit	$74,943	$82,747

•	Commercial lending commitments. The firm extends commercial lending commitments primarily in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm often syndicates all or substantial portions of these commitments, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

Included within the non-investment-grade amount as of February 2008 was $9.13 billion of exposure to leveraged lending capital market transactions, $1.60 billion related to commercial real estate transactions and $10.94 billion arising from other unfunded credit facilities. Included within the non-investment-grade amount as of November 2007 was $26.09 billion of exposure to leveraged lending capital market transactions, $3.50 billion related to commercial real estate transactions and $12.34 billion arising from other unfunded credit facilities. Including funded loans, the firm’s total exposure to leveraged lending capital market transactions was $27.25 billion and $43.06 billion as of February 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, William Street Credit Corporation, GS Bank USA, Goldman Sachs Credit Partners L.P. or other consolidated wholly owned subsidiaries of Group Inc. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets to be securitized. These financings generally are expected to be repaid from the proceeds of the related securitizations for which the firm may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans and commercial mortgages as of February 2008 and November 2007. In connection with its warehouse financing activities, the firm had loans of $37 million and $44 million collateralized by subprime mortgages as of February 2008 and November 2007, respectively.

Letters of Credit.  The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $9.82 billion and $8.75 billion as of February 2008 and November 2007, respectively.

Investment Commitments.  In connection with its merchant banking and other investing activities, the firm invests in private equity, real estate and other assets directly and through funds that it raises and manages. In connection with these activities, the firm had commitments to invest up to $15.45 billion and $17.76 billion as of February 2008 and November 2007, respectively, including $11.13 billion and $12.32 billion, respectively, of commitments to invest in funds managed by the firm.

Construction-Related Commitments.  As of February 2008 and November 2007, the firm had construction-related commitments of $709 million and $769 million, respectively, including outstanding commitments of $554 million and $642 million as of February 2008 and November 2007, respectively, related to the firm’s new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion. The firm has partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

Underwriting Commitments.  As of February 2008 and November 2007, the firm had commitments to purchase $1.01 billion and $88 million, respectively, of securities in connection with its underwriting activities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other.  The firm had other purchase commitments of $516 million and $420 million as of February 2008 and November 2007, respectively.

In addition, in February 2008, Rothesay Life Limited, a wholly owned subsidiary of the firm, entered into an agreement with The Rank Group Plc to acquire its defined benefit pension plan, which has both assets and pension obligations of approximately $1.4 billion. The purchase price is not material to the firm’s financial condition. The transaction is expected to close by the end of the firm’s third fiscal quarter, subject to closing conditions.

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below:

(in millions)

Minimum rental payments
Remainder of 2008	$353
2009	496
2010	417
2011	325
2012	262
2013-thereafter	1,999

Total	$3,852

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $9.38 billion and $10.84 billion of contract holder account balances as of February 2008 and November 2007, respectively, for such benefits. The weighted average attained age of these contract holders was 68 years and 67 years as of February 2008 and November 2007, respectively. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.33 billion and $1.04 billion as of February 2008 and November 2007, respectively. See Note 10 for more information on the firm’s insurance liabilities.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of February 2008 and November 2007:

	As of February 2008
	Maximum Payout/Notional Amount by Period of Expiration (1)
	Remainder	2009-	2011-	2013-
	of 2008	2010	2012	Thereafter	Total
	(in millions)

Derivatives (2)	$400,880	$487,273	$453,554	$601,242	$1,942,949
Securities lending indemnifications (3)	24,650	—	—	—	24,650
Performance bonds (4)	2,123	—	—	—	2,123
Other financial guarantees (5)	210	130	254	41	635

	As of November 2007
	Maximum Payout/Notional Amount by Period of Expiration (1)
		2009-	2011-	2013-
	2008	2010	2012	Thereafter	Total
	(in millions)

Derivatives (2)	$580,769	$492,563	$457,511	$514,498	$2,045,341
Securities lending indemnifications (3)	26,673	—	—	—	26,673
Performance bonds (4)	2,046	—	—	—	2,046
Other financial guarantees (5)	381	121	258	46	806

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	The aggregate carrying value of these derivatives was a liability of $65.69 billion and $33.10 billion as of February 2008 and November 2007, respectively. The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement. These derivative contracts are risk managed together with derivative contracts that are not considered guarantees under FIN No. 45, and therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $25.45 billion and $27.49 billion as of February 2008 and November 2007, respectively.

(4)	Excludes collateral of $2.12 billion and $2.05 billion related to these obligations as of February 2008 and November 2007, respectively.

(5)	The carrying value of these guarantees was a liability of $57 million and $43 million as of February 2008 and November 2007, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of February 2008 and November 2007.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of February 2008 and November 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.	Shareholders’ Equity

On March 17, 2008, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per common share with respect to the firm’s first quarter of 2008 to be paid on May 29, 2008, to common shareholders of record on April 29, 2008.

During the three months ended February 2008, the firm repurchased 7.9 million shares of its common stock at a total cost of $1.56 billion. The average price paid per share for repurchased shares was $198.87 for the three months ended February 2008. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 6.7 million of restricted stock units with a total value of $1.31 billion in the first quarter of 2008.

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

As of February 2008, the firm had 124,000 shares of perpetual non-cumulative preferred stock issued and outstanding in four series as set forth in the following table:

	Shares	Shares		Earliest	Redemption Value
Series	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)

A	30,000	50,000	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$ 750
B	32,000	50,000	6.20% per annum	October 31, 2010	800
C	8,000	25,000	3 month LIBOR + 0.75%, with floor of 4% per annum	October 31, 2010	200
D	54,000	60,000	3 month LIBOR + 0.67%, with floor of 4% per annum	May 24, 2011	1,350

	124,000	185,000			$3,100

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In 2007, the Board authorized 17,500.1 shares of perpetual Non-Cumulative Preferred Stock, Series E and 5,000.1 shares of perpetual Non-Cumulative Preferred Stock, Series F in connection with the APEX issuance (see Note 5 for further information on the APEX issuance). Under the stock purchase contracts, the firm will issue on the relevant stock purchase dates (on or before June 1, 2013 and September 1, 2013 for Series E and Series F preferred stock, respectively) one share of Series E and Series F preferred stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated notes held by these trusts. When issued, each share of Series E and Series F preferred stock will have a par value of $0.01 and a liquidation preference of $100,000 per share. Dividends on Series E preferred stock, if declared, will be payable semi-annually at a fixed annual rate of 5.79% if the stock is issued prior to June 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus .77% and (ii) 4%. Dividends on Series F preferred stock, if declared, will be payable quarterly at a rate per annum equal to three-month LIBOR plus .77% if the stock is issued prior to September 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus .77% and (ii) 4%. The preferred stock may be redeemed at the option of the firm on the stock purchase dates or any day thereafter, subject to the approval of the U.S. Securities and Exchange Commission (SEC) and certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

On March 17, 2008, the Board declared a dividend per preferred share of $243.06, $387.50, $252.78 and $252.78 for Series A, Series B, Series C and Series D preferred stock, respectively, to be paid on May 12, 2008 to preferred shareholders of record on April 27, 2008.

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	February	November
	2008	2007
	(in millions)

Adjustment from adoption of SFAS No. 158, net of tax	$(194)	$(194)
Currency translation adjustment, net of tax	77	68
Net unrealized gains/(losses) on available-for-sale securities, net of tax (1)	(27)	8

Total accumulated other comprehensive income, net of tax	$(144)	$(118)

(1)	Consists of net unrealized losses of $24 million on available-for-sale securities held by investees accounted for under the equity method and net unrealized losses of $3 million on available-for-sale securities held by the firm’s insurance subsidiaries as of February 2008. Consists of net unrealized gains of $9 million on available-for-sale securities held by investees accounted for under the equity method and net unrealized losses of $1 million on available-for-sale securities held by the firm’s insurance subsidiaries as of November 2007.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months
	Ended February
	2008	2007
	(in millions, except per share amounts)

Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$1,467	$3,148

Denominator for basic EPS — weighted average number of common shares	432.8	444.5
Effect of dilutive securities (1)
Restricted stock units	8.6	11.7
Stock options	12.1	15.7

Dilutive potential common shares	20.7	27.4

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	453.5	471.9

Basic EPS	$ 3.39	$ 7.08
Diluted EPS	3.23	6.67

(1)	The diluted EPS computations do not include the antidilutive effect of the following restricted stock units and stock options:

	Three Months
	Ended February
	2008	2007
	(in millions)

Number of antidilutive restricted stock units and stock options, end of period	7.5	—

Note 9.  Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	February	November
	2008	2007
	(in millions)

Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	301	123
Equities (1)	2,389	2,381
Principal Investments	11	11
Asset Management and Securities Services
Asset Management (2)	564	564
Securities Services	117	117

Total	$3,507	$3,321

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

  Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		February	November
		2008	2007
		(in millions)

Customer lists (1)	Gross carrying amount	$1,095	$1,086
	Accumulated amortization	(377)	(354)

	Net carrying amount	$718	$732

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(222)	(212)

specialist rights	Net carrying amount	$492	$502

Insurance-related	Gross carrying amount	$433	$461
assets (2)	Accumulated amortization	(106)	(89)

	Net carrying amount	$327	$372

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF) lead	Accumulated amortization	(39)	(38)

market maker rights	Net carrying amount	$99	$100

Other (3)	Gross carrying amount	$375	$360
	Accumulated amortization	(298)	(295)

	Net carrying amount	$77	$65

Total	Gross carrying amount	$2,755	$2,759
	Accumulated amortization	(1,042)	(988)

	Net carrying amount	$1,713	$1,771

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of the variable annuity and life insurance business. DAC results from commissions paid by the firm to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with the firm and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is seven years as of February 2008.

(3)	Primarily includes marketing and technology-related assets, and power contracts.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated useful lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 12 years.

The estimated future amortization for existing identifiable intangible assets through 2013 is set forth below:

(in millions)

Remainder of 2008	$143
2009	168
2010	151
2011	143
2012	135
2013	123

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	February	November
	2008	2007
	(in millions)

Property, leasehold improvements and equipment (1)	$10,057	$8,975
Goodwill and identifiable intangible assets (2)	5,220	5,092
Income tax-related assets	4,259	4,177
Equity-method investments (3)	1,854	2,014
Miscellaneous receivables and other	5,380	3,809

Total	$26,770	$24,067

(1)	Net of accumulated depreciation and amortization of $6.11 billion and $5.88 billion as of February 2008 and November 2007, respectively.

(2)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments of $2.87 billion and $2.25 billion accounted for at fair value under SFAS No. 159 as of February 2008 and November 2007, respectively, which are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	February	November
	2008	2007
	(in millions)

Insurance-related liabilities (1)	$10,110	$10,344
Minority interest (2)	7,687	7,265
Compensation and benefits	4,614	11,816
Income tax-related liabilities	2,211	2,546
Accrued expenses and other payables	4,880	4,749
Employee interests in consolidated funds	637	2,187

Total	$30,139	$38,907

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	February	November
	2008	2007
	(in millions)

Separate account liabilities	$6,170	$7,039
Liabilities for future benefits and unpaid claims	2,769	2,142
Contract holder account balances	925	937
Reserves for guaranteed minimum death and income benefits	246	226

Total insurance-related liabilities	$10,110	$10,344

Separate account liabilities are offset by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.26 billion and $1.30 billion as of February 2008 and November 2007, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $736 million and $785 million as of February 2008 and November 2007, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are computed in accordance with AICPA SOP 03-1 and are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $6.21 billion and $5.95 billion related to consolidated investment funds as of February 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Employee Benefit Plans

The firm sponsors various pension plans and certain other postretirement benefit plans, primarily healthcare and life insurance. The firm also provides certain benefits to former or inactive employees prior to retirement.

Defined Benefit Pension Plans and Postretirement Plans

Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. The firm maintains a defined benefit pension plan for substantially all U.K. employees. As of April 2008, this plan has been closed to new participants, but will continue to accrue benefits for existing participants.

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

The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months
	Ended February
	2008	2007
	(in millions)

U.S. pension
Interest cost	$5	$6
Expected return on plan assets	(8)	(8)

Total	$(3)	$(2)

Non-U.S. pension
Service cost	$21	$18
Interest cost	10	8
Expected return on plan assets	(10)	(8)
Net amortization	1	2

Total	$22	$20

Postretirement
Service cost	$5	$5
Interest cost	7	5
Net amortization	4	4

Total	$16	$14

The firm expects to contribute a minimum of $133 million to its pension plans and $8 million to its postretirement plans in 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $990 million and $1.04 billion for the three months ended February 2008 and February 2007, respectively. As of February 2008 and November 2007, the fees receivable from these funds were $813 million and $596 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $13.88 billion and $12.90 billion as of February 2008 and November 2007, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 6 for the firm’s commitments related to these funds.

Note 13.	Income Taxes

FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold required before a tax position can be recognized in the financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interim period accounting and accounting for interest and penalties. The firm adopted the provisions of FIN No. 48 as of December 1, 2007 and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings.

FIN No. 48 requires disclosure of the following amounts as of the date of adoption, and on an annual basis thereafter. As of December 1, 2007 (date of adoption), the firm’s liability for unrecognized tax benefits reported in “Other liabilities and accrued expenses” in the condensed consolidated statement of financial condition was $1.04 billion. The firm reported a related deferred tax asset of $497 million in “Other assets” in the condensed consolidated statement of financial condition. If recognized, the net liability of $545 million would reduce the firm’s effective income tax rate. As of December 1, 2007, the firm’s accrued liability for interest expense related to income tax matters and income tax penalties was $79 million. The firm reports interest expense related to income tax matters in “Provision for taxes” in the condensed consolidated statements of earnings and income tax penalties in “Other expenses” in the condensed consolidated statements of earnings.

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. During fiscal 2007, the IRS substantially concluded its examination of fiscal years 2003 and 2004. Tax audits that have been substantially concluded in other jurisdictions in which the firm has significant business operations include New York State’s examination of fiscal years through 2003, the United Kingdom’s review of fiscal years through 2003 and Hong Kong’s review of fiscal years through 2001. The firm does not expect that potential additional assessments from these examinations will be material to its results of operations.

The firm does not expect unrecognized tax benefits to change significantly during the twelve months subsequent to February 29, 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Below is a table of the earliest tax years that remain subject to examination by major jurisdiction:

Earliest
Tax Year
Subject to
Jurisdiction	Examination

U.S. Federal	2005 (1)
New York State and City	2004 (2)
United Kingdom	2004
Japan	2005
Hong Kong	2002
Korea	2003

(1)	IRS examination of fiscal 2005 and 2006 is expected to begin during 2008.

(2)	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

All years subsequent to the above years remain open to examination by the taxing authorities. The firm believes that the liability for unrecognized tax benefits it has established is adequate in relation to the potential for additional assessments. The resolution of tax matters is not expected to have a material effect on the firm’s financial condition but may be material to the firm’s operating results for a particular period, depending, in part, upon the operating results for that period.

Note 14.	Regulation

The firm is regulated by the SEC as a Consolidated Supervised Entity (CSE) and, as such, is subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. The firm was in compliance with the CSE capital adequacy standards as of February 2008 and November 2007.

The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of February 2008 and November 2007, GS&Co. and GSEC had net capital in excess of their minimum capital requirements. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of February 2008 and November 2007, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

GS Bank USA, a wholly owned industrial bank, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions. Goldman Sachs Bank Europe PLC (GS Bank Europe), a wholly owned credit institution, is regulated by the Irish Financial Regulator. Both entities are subject to minimum capital requirements and as of February 2008, both were in compliance with all regulatory capital requirements. As of February 2008, all deposits at GS Bank USA were U.S. dollar-denominated and substantially all of the deposits at GS Bank Europe were either U.S. dollar or Euro-denominated. These deposits have no stated maturity and can be withdrawn upon short notice. The weighted average interest rates for deposits at GS Bank USA were 3.30% and 4.71% as of February 2008 and November 2007, respectively. The weighted average interest rate for deposits at GS Bank Europe as of February 2008 was 3.73%. The carrying value of deposits approximated fair value as of February 2008 and November 2007.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the Bermuda Registrar of Companies and the U.K.’s Financial Services Authority (FSA). The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of February 2008 and November 2007.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. As of February 2008 and November 2007, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of February 2008 and November 2007, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months
		Ended February
		2008	2007
		(in millions)

Investment	Net revenues	$1,172	$1,716
Banking	Operating expenses	940	1,294

	Pre-tax earnings	$232	$422

	Segment assets	$7,466	$3,883

Trading and	Net revenues	$5,124	$9,417
Principal	Operating expenses	3,743	5,394

Investments	Pre-tax earnings	$1,381	$4,023

	Segment assets	$809,059	$621,281

Asset Management	Net revenues	$2,039	$1,597
and Securities	Operating expenses	1,493	1,183

Services	Pre-tax earnings	$546	$414

	Segment assets	$372,481	$287,331

Total	Net revenues (1)	$8,335	$12,730
	Operating expenses (2)	6,192	7,871

	Pre-tax earnings (3)	$2,143	$4,859

	Total assets	$1,189,006	$912,495

(1)	Net revenues include net interest as set forth in the table below:

	Three Months
	Ended February
	2008	2007
	(in millions)

Investment Banking	$6	$—
Trading and Principal Investments	247	344
Asset Management and Securities Services	698	464

Total net interest	$951	$808

(2)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $16 million for the three months ended February 2008 that have not been allocated to the firm’s segments.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months
	Ended February
	2008	2007
	(in millions)

Investment Banking	$38	$33
Trading and Principal Investments	246	197
Asset Management and Securities Services	59	42

Total depreciation and amortization	$343	$272

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

The following table sets forth the total net revenues of the firm and its consolidated subsidiaries by geographic region allocated on the methodology described above, as well as the percentage of total net revenues for each geographic region:

	Three Months
	Ended February
	2008		2007
	($ in millions)

Net revenues
Americas (1)	$4,207	51%	$6,263	49%
EMEA (2)	2,674	32	4,167	33
Asia	1,454	17	2,300	18

Total net revenues	$8,335	100%	$12,730	100%

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of February 29, 2008, the related condensed consolidated statements of earnings for the three months ended February 29, 2008 and February 23, 2007, the condensed consolidated statement of changes in shareholders’ equity for the three months ended February 29, 2008, the condensed consolidated statements of cash flows for the three months ended February 29, 2008 and February 23, 2007, and the condensed consolidated statements of comprehensive income for the three months ended February 29, 2008 and February 23, 2007. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of November 30, 2007, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein), and in our report dated January 24, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 30, 2007 and the condensed consolidated statement of changes in shareholders’ equity for the year ended November 30, 2007, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York
April 3, 2008

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

Unless specifically stated otherwise, all references to February 2008 and February 2007 refer to our fiscal periods ended, or the dates, as the context requires, February 29, 2008 and February 23, 2007, respectively. All references to November 2007, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 30, 2007. All references to 2008, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, November 28, 2008.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview

Our diluted earnings per common share were $3.23 for the first quarter of 2008 compared with $6.67 for the first quarter of 2007. Annualized return on average tangible common shareholders’ equity (1) was 17.0% and annualized return on average common shareholders’ equity was 14.8% for the first quarter of 2008. During the quarter, we repurchased 7.9 million shares of our common stock for a total cost of $1.56 billion.

Our results for the first quarter of 2008 reflected particularly challenging market conditions compared with recent quarters. Although a broad-based asset repricing across credit and equity markets adversely affected results in certain of our businesses, levels of client activity in our Fixed Income, Currency and Commodities (FICC) and Equities businesses remained strong. Net revenues in Trading and Principal Investments decreased significantly compared with a strong first quarter of 2007, reflecting significant decreases in Principal Investments, FICC and Equities. The decline in Principal Investments reflected a $135 million loss related to our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC) and losses from other corporate principal investments, compared with strong results in the same prior year period. Results in FICC were adversely affected by continued deterioration in the broader credit markets. Net losses on residential mortgage loans and securities were approximately $1 billion. In addition, credit products included a loss of approximately $1 billion ($1.4 billion before hedges) related to non-investment-grade credit origination activities, as well as lower results from investments compared with the first quarter of 2007. Across the broader franchise in FICC, activity levels were high and results were strong. Net revenues in interest rate products, currencies and commodities were significantly higher compared with the first quarter of 2007. The decrease in Equities was principally due to significantly lower results in principal strategies. During the quarter, Equities operated in an environment characterized by significantly lower equity prices. However, volatility levels continued to increase and customer activity levels were strong, which contributed to a significant increase in commissions compared with the same prior year period.

Net revenues in Investment Banking also declined compared with a strong first quarter of 2007, due to significant decreases in both Underwriting and Financial Advisory, reflecting difficult market conditions. The decrease in Underwriting primarily reflected reduced leveraged finance and mortgage-related activity, as well as a decline in industry-wide common stock offerings. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions. Our investment banking transaction backlog decreased during the quarter. (2)

Net revenues in Asset Management and Securities Services increased significantly compared with the first quarter of 2007. Asset Management net revenues increased compared with the first quarter of 2007, reflecting higher management and other fees, and higher incentive fees. During the quarter, assets under management increased $5 billion to a record $873 billion, including $29 billion of net inflows. Securities Services also increased compared with the same prior year period, reflecting significantly higher customer balances.

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

Business Environment

Global economic growth continued to slow during our first quarter of fiscal 2008, with weakness most evident in the United States. While economic growth in emerging economies generally remained strong, growth in the major economies slowed as business and consumer confidence continued to decline. Fixed income and equity markets experienced particularly high levels of volatility and a broad-based repricing of assets, as conditions in the credit markets deteriorated further. In particular, leveraged lending markets and mortgage markets (across residential and commercial asset classes) experienced weakness. In addition to reducing its federal funds target rate, the U.S. Federal Reserve took measures to address elevated pressures in short-term funding markets. Major global equity markets ended the quarter significantly lower. Commodity prices rose significantly during the quarter, with oil and gold reaching record price levels, while the U.S. dollar depreciated further against the Euro and the Japanese yen. Investment banking activity levels slowed significantly in the fiscal quarter, with significant declines in industry-wide completed mergers and acquisitions, and common stock offerings.

In the U.S., the pace of real gross domestic product (GDP) growth appeared to slow significantly during our first quarter. Domestic demand contracted, with negative growth in both business fixed investment and residential investment. Growth in consumer spending also slowed and surveys of business and consumer confidence deteriorated during the quarter. However, international trade provided support for the economy as export growth accelerated and import growth slowed. The rate of unemployment increased, with a contraction in private-sector employment in February. Concerns over the impact on economic growth of further tightening in credit conditions, deterioration in the broader financial markets and continued weakness in the housing market intensified. Although measures of core inflation increased, the U.S. Federal Reserve reduced its federal funds target rate by 150 basis points to 3.00% during our fiscal quarter. The 10-year U.S. Treasury note yield ended our quarter 44 basis points lower at 3.53%. In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average declined by 15%, 10% and 8%, respectively.

In the Eurozone economies, real GDP growth in our first quarter appeared to slow compared with the pace during 2007. The pace of growth in industrial production and consumer expenditure weakened. Surveys of business confidence declined in the first two months of our fiscal quarter but recovered slightly in February, while surveys of consumer confidence continued to decline throughout the quarter. The unemployment rate continued to decrease. Measures of core inflation remained elevated during the quarter. The European Central Bank left its main refinancing operations rate unchanged at 4.00%. The Euro appreciated by 4% against the U.S. dollar. In the U.K., the pace of real GDP growth also appeared to slow. Surveys of consumer confidence worsened during the quarter and concerns over the impact on economic growth due to tightening credit conditions and weakness in the housing market intensified. Although inflationary pressures remained elevated, the Bank of England reduced its official bank rate by 50 basis points to 5.25% during our fiscal quarter. The British pound depreciated by 3% against the U.S. dollar. Equity markets in both the U.K. and continental Europe declined sharply during our fiscal quarter, and long-term government bond yields decreased during the quarter.

In Japan, real GDP growth appeared to decline significantly during our first quarter. Growth in industrial production improved but remained at a modest level, while housing sector activity remained weak and surveys of business confidence deteriorated. Measures of inflation increased slightly during the quarter. The Bank of Japan left its target overnight call rate unchanged at 0.50%, while the yield on 10-year Japanese government bonds declined during the quarter. The Nikkei 225 Index ended our fiscal quarter 13% lower. The yen appreciated by 6% against the U.S. dollar.

In China, real GDP growth remained strong, but the pace appeared to moderate during our first quarter, reflecting slower growth in industrial production and weaker exports. Measures of inflation rose sharply during our fiscal quarter. The People’s Bank of China raised its one-year benchmark lending rate by 18 basis points to 7.47%, and raised the reserve requirement ratio by 150 basis points. The Chinese yuan continued to appreciate against the U.S. dollar, increasing by nearly 4%. The Shanghai Composite Index declined sharply, ending our fiscal quarter 11% lower. In India, economic growth appeared to moderate during the quarter due to slower growth in agriculture as well as in industrial production and services. Inflationary pressures increased, reflecting the impact of higher food and commodity prices. The Indian rupee depreciated slightly against the U.S. dollar. Equity markets in India and elsewhere in Asia generally ended our fiscal quarter significantly lower.

Critical Accounting Policies

Fair Value

The use of fair value to measure financial instruments, with related unrealized gains or losses generally recognized in “Trading and principal investments” in our condensed consolidated statements of earnings, is fundamental to our financial statements and our risk management processes and is our most critical accounting policy. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that we own (long positions) are marked to bid prices, and instruments that we have sold, but not yet purchased (short positions) are marked to offer prices.

In determining fair value, we separate our “Financial instruments, owned at fair value” and “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Financial Instruments by Category
(in millions)

	As of February 2008		As of November 2007
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	but not Yet	Instruments	but not Yet
	Owned, at	Purchased, at	Owned, at	Purchased, at
	Fair Value	Fair Value	Fair Value	Fair Value

Cash trading instruments	$334,378	$107,783	$324,181	$112,018
ICBC	6,504 (1)	—	6,807 (1)	—
SMFG	3,551	3,501 (4)	4,060	3,627 (4)
Other principal investments	13,734 (2)	—	11,933 (2)	—

Principal investments	23,789	3,501	22,800	3,627

Cash instruments	358,167	111,284	346,981	115,645
Exchange-traded	16,279	14,439	13,541	12,280
Over-the-counter	124,409	104,337	92,073	87,098

Derivative contracts	140,688 (3)	118,776 (5)	105,614 (3)	99,378 (5)

Total	$498,855	$230,060	$452,595	$215,023

(1)	Includes interests of $4.11 billion and $4.30 billion as of February 2008 and November 2007, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (in addition to our investments in ICBC and SMFG) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of February 2008			As of November 2007
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$ 8,240	$3,210	$11,450	$7,297	$2,361	$ 9,658
Public	2,227	57	2,284	2,208	67	2,275

Total	$10,467	$3,267	$13,734	$9,505	$2,428	$11,933

(3)	Net of cash received pursuant to credit support agreements of $77.57 billion and $59.05 billion as of February 2008 and November 2007, respectively.

(4)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(5)	Net of cash paid pursuant to credit support agreements of $30.63 billion and $27.76 billion as of February 2008 and November 2007, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and sovereign obligations, active listed equities and most money market securities.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, investment-grade corporate bonds, certain mortgage products, certain corporate bank and bridge loans, less liquid listed equities, state, municipal and provincial obligations, most physical commodities and certain loan commitments.

Certain cash trading instruments trade infrequently and therefore have little or no price transparency. Such instruments include private equity and real estate fund investments, certain corporate loans (including certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt), less liquid corporate debt securities and other debt obligations (including high-yield corporate bonds, distressed debt instruments and collateralized debt obligations (CDOs) backed by corporate obligations), less liquid mortgage whole loans and securities (backed by either commercial or residential real estate), and acquired portfolios of distressed loans. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

We also have an investment in the convertible preferred stock of SMFG. This investment is valued using a model that is principally based on SMFG’s common stock price. As of February 2008, we had hedged all of the common stock underlying our investment in SMFG.

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

Derivative Contracts.  Derivative contracts can be exchange-traded or over-the-counter (OTC). We generally value exchange-traded derivatives within portfolios using models which calibrate to market-clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying cash instruments.

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.

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

Controls Over Valuation of Financial Instruments.  A control infrastructure, independent of the trading and investing functions, is fundamental to ensuring that our financial instruments are appropriately valued at market-clearing levels (i.e., exit prices) and that fair value measurements are reliable.

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading and investing functions, is responsible for the oversight of control and valuation policies and for reporting the results of these policies to our Audit Committee. We seek to maintain the necessary resources to ensure that control functions are performed to the highest standards. We employ procedures for the approval of new transaction types and markets, price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. These procedures are performed by personnel independent of the trading and investing functions. For trading and principal investments where prices or valuations that require inputs are less observable, we employ, where possible, procedures that include comparisons with similar observable positions, analysis of actual to projected cash flows, comparisons with subsequent sales and discussions with senior business leaders. See “— Market Risk” and “— Credit Risk” below for a further discussion of how we manage the risks inherent in our trading and principal investing businesses.

Fair Value Hierarchy — Level 3.  Statement of Financial Accounting Standards (SFAS) No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Instruments that trade infrequently and therefore have little or no price transparency are classified within level 3 of the fair value hierarchy. We determine which instruments are classified within level 3 based on the results of our price verification process. This process is performed by personnel independent of our trading and investing functions who corroborate valuations to external market data (e.g., quoted market prices, broker or dealer quotations, third-party pricing vendors, recent trading activity and comparative analyses to similar instruments). The methodologies we use to value instruments classified within level 3 are described in the table on the following page. See Notes 2 and 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding SFAS No. 157.

The increase in level 3 assets during the first quarter of 2008 primarily reflected reduced levels of liquidity, and therefore reduced price transparency, related to loans and securities backed by commercial real estate, loans and securities backed by residential real estate, and corporate debt securities and other debt obligations, as well as the funding of certain bank loans.

The following table sets forth the fair values of assets classified as level 3 within the fair value hierarchy, along with a brief description of the valuation technique for each type of asset:

Level 3 Financial Assets at Fair Value
(in millions)

	As of
	February	November	Valuation
Description	2008	2007	Technique

Private equity and real estate fund
investments (1)	$18,834	$18,006	Initially valued at transaction price. Subsequently
			valued based on third-party investments, pending
			transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flows.

Bank loans (2)	17,676	13,334	Initially valued at transaction price. Subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or movements in underlying credit spreads.

Corporate debt securities and other debt obligations (3)	9,877	6,111

Mortgage and other asset-backed loans and securities

Loans and securities backed by
commercial real estate	14,550	7,410	Initially valued at transaction price. Subsequently
			valued by comparison to transactions in instruments with similar collateral and risk profiles (including
			relevant indices, such as the CMBX (4)) and
			discounted cash flow techniques (calibrated to
			trading activity, where applicable).
Loans and securities backed
by residential real estate	5,067	2,484	Initially valued at transaction price. Subsequently
			valued by comparison to transactions in
			instruments with similar collateral and risk profiles (including relevant indices, such as the ABX (4)),
			discounted cash flow techniques, option adjusted
			spread analyses, and hypothetical
			securitization analyses.

Loan portfolios (5)	5,369	6,106	Initially valued at transaction price. Subsequently valued using transactions for similar instruments and discounted cash flow techniques.

Cash instruments	71,373	53,451

Derivative contracts	25,013	15,700	Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates, credit spreads, volatilities, etc.). Model inputs are changed only when corroborated by market data.

Total level 3 assets at fair value	96,386	69,151

Level 3 assets for which we do not
bear economic exposure (6)	(14,069)	(14,437)

Level 3 assets for which we bear
economic exposure	$82,317	$54,714

(1)	Includes $6.39 billion and $7.06 billion as of February 2008 and November 2007, respectively, of assets for which we do not bear economic exposure. Also includes $2.20 billion and $2.02 billion as of February 2008 and November 2007, respectively, of real estate fund investments.

(2)	Includes mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $1.80 billion and $2.49 billion as of February 2008 and November 2007, respectively, of CDOs backed by corporate obligations.

(4)	The CMBX and ABX are tradeable indices that track the performance of commercial mortgage bonds and subprime residential mortgage bonds, respectively.

(5)	Consists of acquired portfolios of distressed loans and securities, primarily backed by commercial and residential real estate collateral.

(6)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

Residential mortgage exposure.  We securitize, underwrite and make markets in various types of residential mortgages, including prime, Alt-A and subprime. As of February 2008, the fair values of our long positions in prime, Alt-A and subprime mortgage cash instruments were $12.29 billion, $4.94 billion and $1.84 billion, respectively, of which $1.67 billion, $2.02 billion and $897 million, respectively, were classified as level 3 within the fair value hierarchy, including $265 million of CDOs backed by subprime mortgages. As of February 2008, our long positions backed by residential real estate that were classified within level 3 of the fair value hierarchy were comprised primarily of investment-grade securities and prime loans. The majority of these securities and loans were issued during 2006 and 2007. As of November 2007, the fair values of our long positions in prime, Alt-A and subprime mortgage cash instruments were $14.37 billion, $6.36 billion and $2.11 billion, respectively, of which $399 million, $226 million and $507 million, respectively, were classified as level 3 within the fair value hierarchy, including $316 million of CDOs backed by subprime mortgages. At any point in time, we may use cash instruments as well as derivatives to manage our long or short risk position in the residential mortgage market.

Commercial mortgage exposure.  We originate, securitize and syndicate fixed and floating rate commercial mortgages globally. As of February 2008 and November 2007, the fair values of such long positions in loans and securities backed by commercial real estate were $19.44 billion and $19.02 billion, respectively, of which $14.55 billion and $7.41 billion, respectively, were classified as level 3 within the fair value hierarchy. At any point in time, we may use cash instruments as well as derivatives to manage our risk position in the commercial mortgage market.

Other Financial Assets and Financial Liabilities at Fair Value.  In addition to “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” we have elected to account for certain of our other financial assets and financial liabilities at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The primary reasons for electing the fair value option are mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations.

Such financial assets and financial liabilities accounted for at fair value include (i) certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments; (ii) certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through our William Street program and certain other nonrecourse financings; (iii) certain unsecured long-term borrowings, including prepaid physical commodity transactions; (iv) resale and repurchase agreements; (v) securities borrowed and loaned within Trading and Principal Investments, consisting of our matched book and certain firm financing activities; (vi) corporate loans, loan commitments and certain certificates of deposit issued by Goldman Sachs Bank USA (GS Bank USA) as well as securities held by GS Bank USA (which would otherwise be accounted for as available-for-sale); (vii) receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140; and (viii) in general, investments acquired after the adoption of SFAS No. 159 where we have significant influence over the investee and would otherwise apply the equity method of accounting. In certain cases, we may apply the equity method of accounting to new investments that are strategic in nature or closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	February	November
	2008	2007

Investment Banking
Underwriting	$ 125	$ 125
Trading and Principal Investments
FICC	301	123
Equities (1)	2,389	2,381
Principal Investments	11	11
Asset Management and Securities Services
Asset Management (2)	564	564
Securities Services	117	117

Total	$3,507	$3,321

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of remaining useful lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of February 2008		As of November 2007
		Range of Estimated
		Remaining Useful
	Carrying	Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$ 718	3 - 17	$ 732
New York Stock Exchange (NYSE) specialist rights	492	14	502
Insurance-related assets (2)	327	7	372
Exchange-traded fund (ETF) lead market maker rights	99	20	100
Other (3)	77	1 - 18	65

Total	$1,713		$1,771

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of the variable annuity and life insurance business. DAC results from commissions paid by Goldman Sachs to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with us and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven-year useful life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend for approximately 30 years).

(3)	Primarily includes marketing and technology-related assets, and power contracts.

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

During the first quarter of 2008, the NYSE made progress in developing rule changes that will further align its model with investor requirements for speed and efficiency of execution and will establish specialists as Designated Market Makers (DMMs). As DMMs, specialists will retain their obligation to commit capital but for the first time, specialists will be able to trade on parity with other market participants. In addition, we understand that the NYSE plans to introduce a reserve order system that will allow for anonymous trade execution and is expected to increase liquidity and market share. The new rules are expected to bolster the NYSE’s competitive position by simplifying trading and advancing the NYSE’s goal of increasing execution speeds.

In projecting the undiscounted cash flows of the business for the purpose of performing our impairment test during the fourth quarter of 2007, we made several important assumptions about the potential beneficial effects of the expected rule and market structure changes described above. Specifically, we assumed that:

•	overall equity trading volumes will continue to grow at a rate consistent with recent historical trends;

•	the NYSE will be able to recapture approximately one-half of the market share that it lost in 2007; and

•	we will increase the market share of our NYSE specialist business and, as a DMM, the profitability of each share traded.

There can be no assurance that the assumptions, rule or structure changes described above will result in sufficient cash flows to avoid future impairment of our NYSE specialist rights. As of February 29, 2008, the carrying value of our NYSE specialist rights was $492 million. To the extent that there were to be an impairment in the future, it could result in a significant writedown in the carrying value of these specialist rights.

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

A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 48.0% for the first quarter of 2008, consistent with the first quarter of 2007.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” We estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the minimum recognition threshold of FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on FIN No. 48.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months
	Ended February
	2008	2007

Net revenues	$8,335	$12,730
Pre-tax earnings	2,143	4,859
Net earnings	1,511	3,197
Net earnings applicable to common shareholders	1,467	3,148
Diluted earnings per common share	3.23	6.67
Annualized return on average common shareholders’ equity (1)	14.8%	38.0%
Annualized return on average tangible common shareholders’ equity (2)	17.0%	44.7%

(1)	Return on average common shareholders’ equity (ROE) is computed by dividing net earnings (or annualized net earnings for annualized ROE) applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. Identifiable intangible assets associated with power contracts are not deducted from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

We believe that return on average tangible common shareholders’ equity (ROTE) is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. ROTE is computed by dividing net earnings (or annualized net earnings for annualized ROTE) applicable to common shareholders by average monthly tangible common shareholders’ equity.

The following table sets forth the reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Three Months
	Ended February
	2008	2007
	(in millions)

Total shareholders’ equity	$42,779	$36,258
Preferred stock	(3,100)	(3,100)

Common shareholders’ equity	39,679	33,158
Goodwill and identifiable intangible assets, excluding power contracts	(5,204)	(5,002)

Tangible common shareholders’ equity	$34,475	$28,156

Net Revenues

Three Months Ended February 2008 versus February 2007.  Our net revenues were $8.34 billion for the first quarter of 2008, a decrease of 35% compared with the first quarter of 2007, reflecting particularly challenging market conditions compared with recent quarters. Although a broad-based asset repricing across credit and equity markets adversely affected results in certain of our businesses, levels of client activity in our FICC and Equities businesses remained strong. Net revenues in Trading and Principal Investments decreased significantly compared with a strong first quarter of 2007, reflecting significant decreases in Principal Investments, FICC and Equities. The decline in Principal Investments reflected a $135 million loss related to our investment in the ordinary shares of ICBC and losses from other corporate principal investments, compared with strong results in the same prior year period. Results in FICC were adversely affected by continued deterioration in the broader credit markets. Net losses on residential mortgage loans and securities were approximately $1 billion. In addition, credit products included a loss of approximately $1 billion ($1.4 billion before hedges) related to non-investment-grade credit origination activities, as well as lower results from investments compared with the first quarter of 2007. Across the broader franchise in FICC, activity levels were high and results were strong. Net revenues in interest rate products, currencies and commodities were significantly higher compared with the first quarter of 2007. The decrease in Equities was principally due to significantly lower results in principal strategies. During the quarter, Equities operated in an environment characterized by significantly lower equity prices. However, volatility levels continued to increase and customer activity levels were strong, which contributed to a significant increase in commissions compared with the same prior year period.

Net revenues in Investment Banking also declined compared with a strong first quarter of 2007, due to significant decreases in both Underwriting and Financial Advisory, reflecting difficult market conditions. The decrease in Underwriting primarily reflected reduced leveraged finance and mortgage-related activity, as well as a decline in industry-wide common stock offerings. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions.

Net revenues in Asset Management and Securities Services increased significantly compared with the first quarter of 2007. Asset Management net revenues increased compared with the first quarter of 2007, reflecting higher management and other fees, and higher incentive fees. During the quarter, assets under management increased $5 billion to a record $873 billion, including $29 billion of net inflows. Securities Services also increased compared with the same prior year period, reflecting significantly higher customer balances.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses which are significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. During the first quarter of 2008, our ratio of compensation and benefits to net revenues was 48.0%, consistent with the first quarter of 2007.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
($ in millions)

	Three Months
	Ended February
	2008	2007

Compensation and benefits (1)	$4,001	$6,111

Brokerage, clearing, exchange and distribution fees	790	551
Market development	144	132
Communications and technology	187	151
Depreciation and amortization	170	132
Amortization of identifiable intangible assets	84	51
Occupancy	236	204
Professional fees	178	161
Other expenses (2)	402	378

Total non-compensation expenses	2,191	1,760

Total operating expenses	$6,192	$7,871

Employees at period end (3)	31,874	26,959

(1)	Compensation and benefits includes $63 million and $35 million for the three months ended February 2008 and February 2007, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	In the first quarter of 2008, “Cost of power generation” was reclassified into “Other expenses” in the condensed consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

(3)	Excludes 4,818 and 4,994 employees as of February 2008 and February 2007, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
(in millions)

	Three Months
	Ended February
	2008	2007

Non-compensation expenses of consolidated investments (1)	$125	$87

Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees	790	551
Market development	141	130
Communications and technology	186	150
Depreciation and amortization	146	118
Amortization of identifiable intangible assets	83	50
Occupancy	217	189
Professional fees	176	160
Other expenses (2)	327	325

Subtotal	2,066	1,673

Total non-compensation expenses, as reported	$2,191	$1,760

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as hotels, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

(2)	In the first quarter of 2008, “Cost of power generation” was reclassified into “Other expenses” in the condensed consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

Three Months Ended February 2008 versus February 2007.  Operating expenses of $6.19 billion were 21% lower than the first quarter of 2007. Compensation and benefits expenses of $4.00 billion decreased 35% from the first quarter of 2007, commensurate with lower net revenues. The ratio of compensation and benefits to net revenues for the first quarter of 2008 was 48.0%, consistent with the first quarter of 2007. Employment levels increased 4% during the quarter, primarily due to the acquisition of Litton Loan Servicing LP.

Non-compensation expenses were $2.19 billion, 24% higher than the first quarter of 2007. More than one-half of this increase was attributable to brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities. Growth in other non-compensation expenses generally reflected geographic expansion, growth in employment levels and higher levels of business activity.

Provision for Taxes

The effective income tax rate for the first quarter of 2008 was 29.5%, down from 34.1% for fiscal year 2007 and 34.2% for the first quarter of 2007. The decreases in the effective tax rate were primarily due to changes in geographic earnings mix.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months
		Ended February
		2008	2007

Investment	Net revenues	$1,172	$ 1,716
Banking	Operating expenses	940	1,294

	Pre-tax earnings	$ 232	$ 422

Trading and Principal	Net revenues	$5,124	$ 9,417
Investments	Operating expenses	3,743	5,394

	Pre-tax earnings	$1,381	$ 4,023

Asset Management and	Net revenues	$2,039	$ 1,597
Securities Services	Operating expenses	1,493	1,183

	Pre-tax earnings	$ 546	$ 414

Total	Net revenues	$8,335	$12,730
	Operating expenses (1)	6,192	7,871

	Pre-tax earnings	$2,143	$ 4,859

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $16 million for the three months ended February 2008 that have not been allocated to our segments.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our business segments.

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

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months
	Ended February
	2008	2007

Financial Advisory	$ 663	$ 861

Equity underwriting	172	266
Debt underwriting	337	589

Total Underwriting	509	855

Total net revenues	1,172	1,716
Operating expenses	940	1,294

Pre-tax earnings	$ 232	$ 422

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months
	Ended February
	2008	2007

Announced mergers and acquisitions	$189	$326
Completed mergers and acquisitions	130	338
Equity and equity-related offerings (2)	12	13
Debt offerings (3)	59	94

(1)	Source: Thomson Financial. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended February 2008 versus February 2007.  Net revenues in Investment Banking of $1.17 billion for the first quarter of 2008 decreased 32% compared with the first quarter of 2007.

Net revenues in Financial Advisory of $663 million decreased 23% compared with the first quarter of 2007, reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $509 million decreased 40% compared with the first quarter of 2007, primarily due to significantly lower net revenues in debt underwriting. The decline in debt underwriting was primarily due to a decrease in leveraged finance and mortgage-related activity, reflecting difficult market conditions. Net revenues in equity underwriting were also lower, principally reflecting a decrease in industry-wide common stock offerings, partially offset by an increase in convertible offerings. Our investment banking transaction backlog decreased during the quarter. (1)

Operating expenses of $940 million for the first quarter of 2008 decreased 27% compared with the first quarter of 2007, primarily due to decreased compensation and benefits expenses resulting from lower levels of discretionary compensation. Pre-tax earnings of $232 million in the first quarter of 2008 decreased 45% compared with the first quarter of 2007.

(1)  Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Trading and Principal Investments

Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-related securities and loan products and other asset-backed instruments, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading and investing.

•	Equities. We make markets in and trade equities and equity-related products, structure and enter into equity derivative transactions and engage in proprietary trading. We generate commissions from executing and clearing client transactions on major stock, options and futures exchanges worldwide through our Equities customer franchise and clearing activities. We also engage in specialist and insurance activities.

•	Principal Investments. We make real estate and corporate principal investments, including our investment in the ordinary shares of ICBC. We generate net revenues from returns on these investments and from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns (typically referred to as an override).

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months
	Ended February
	2008	2007

FICC	$3,142	$4,604

Equities trading	1,276	2,163
Equities commissions	1,238	924

Total Equities	2,514	3,087

ICBC	(135)	227

Gross gains	552	1,512
Gross losses	(962)	(228)

Net other corporate and real estate investments	(410)	1,284
Overrides	13	215

Total Principal Investments	(532)	1,726

Total net revenues	5,124	9,417
Operating expenses	3,743	5,394

Pre-tax earnings	$1,381	$4,023

Three Months Ended February 2008 versus February 2007.  Net revenues in Trading and Principal Investments of $5.12 billion for the first quarter of 2008 decreased 46% compared with the first quarter of 2007.

Net revenues in FICC of $3.14 billion for the first quarter of 2008 decreased 32% compared with a strong first quarter of 2007, as results were adversely affected by continued deterioration in the broader credit markets. Net losses on residential mortgage loans and securities were approximately $1 billion. In addition, credit products included a loss of approximately $1 billion ($1.4 billion before hedges) related to non-investment-grade credit origination activities, as well as lower results from investments compared with the first quarter of 2007. Across the broader franchise in FICC, activity levels were high and results were strong. Net revenues in interest rate products, currencies and commodities were significantly higher compared with the same prior year period.

Net revenues in Equities of $2.51 billion for the first quarter of 2008 decreased 19% compared with a strong first quarter of 2007. This decline was principally due to significantly lower results in principal strategies. During the quarter, Equities operated in an environment characterized by significantly lower equity prices. However, volatility levels continued to increase and customer activity levels were strong, which contributed to a significant increase in commissions compared with the same prior year period.

Principal Investments recorded a net loss of $532 million for the first quarter of 2008, reflecting a $135 million loss related to our investment in the ordinary shares of ICBC and losses from other corporate principal investments.

Operating expenses of $3.74 billion for the first quarter of 2008 decreased 31% compared with the first quarter of 2007, primarily due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. This decrease was partially offset by higher non-compensation expenses. Brokerage, clearing, exchange and distribution fees increased primarily due to higher transaction volumes in Equities. Growth in other non-compensation expenses generally reflected geographic expansion, growth in employment levels and higher levels of business activity. Pre-tax earnings of $1.38 billion in the first quarter of 2008 decreased 66% compared with the first quarter of 2007.

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

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months
	Ended February
	2008	2007

Management and other fees	$1,123	$982
Incentive fees	194	90

Total Asset Management	1,317	1,072
Securities Services	722	525

Total net revenues	2,039	1,597
Operating expenses	1,493	1,183

Pre-tax earnings	$546	$414

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

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of	As of	As of
	February 29,	February 28,	November 30,
	2008	2007	2007	2006

Alternative investments (1)	$148	$147	$151	$145
Equity	214	230	255	215
Fixed income	259	213	256	198

Total non-money market assets	621	590	662	558
Money markets	252	129	206	118

Total assets under management	$873	$719	$868	$676

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months Ended	Three Months Ended
	February 29,	February 28,
	2008	2007

Balance, beginning of period	$868	$676

Net inflows/(outflows)
Alternative investments	(2)	2
Equity	(17)	11
Fixed income	2	11

Total non-money market net inflows/(outflows)	(17)	24
Money markets	46	11

Total net inflows/(outflows)	29	35

Net market appreciation/(depreciation)	(24)	8

Balance, end of period	$873	$719

Three Months Ended February 2008 versus February 2007.  Net revenues in Asset Management and Securities Services of $2.04 billion for the first quarter of 2008 increased 28% compared with the first quarter of 2007.

Asset Management net revenues of $1.32 billion for the first quarter of 2008 increased 23% compared with the first quarter of 2007, reflecting higher management and other fees, and higher incentive fees. During the quarter, assets under management increased $5 billion to $873 billion, reflecting $29 billion of net inflows, partially offset by market depreciation of $24 billion. Net inflows primarily reflected inflows in money market assets, partially offset by outflows in equity assets, and market depreciation was in equity assets.

Securities Services net revenues of $722 million for the first quarter of 2008 increased 38% compared with the first quarter of 2007, reflecting significantly higher customer balances.

Operating expenses of $1.49 billion for the first quarter of 2008 increased 26% compared with the first quarter of 2007, primarily due to increased compensation and benefits expenses and higher distribution fees. Pre-tax earnings of $546 million increased 32% compared with the first quarter of 2007.

Geographic Data

See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our net revenues by geographic region.

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

While we are routinely involved with VIEs and QSPEs in connection with our securitization activities, we did not have off-balance-sheet commitments to purchase or finance collateralized debt obligations held by structured investment vehicles as of February 2008 or November 2007.

In December 2007, the American Securitization Forum (ASF) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (the “ASF Framework”). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention measures for securitized subprime residential mortgages that meet certain criteria. For certain eligible loans as defined in the ASF Framework, servicers may presume default is reasonably foreseeable and apply a fast-track loan modification plan, under which the loan interest rate will be kept at the introductory rate for a period of five years following the upcoming reset date. Mortgage loan modifications of these eligible loans will not affect our accounting treatment for QSPEs that hold the subprime loans.

The following table sets forth where a discussion of off-balance-sheet arrangements may be found in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q:

Type of Off-Balance-Sheet Arrangement	Disclosure in Quarterly Report on Form 10-Q

Retained interests or contingent interests in assets transferred by us to nonconsolidated entities	See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Leases, letters of credit, and loans and other commitments	See “— Contractual Obligations and Commitments” below and Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Guarantees	See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other obligations, including contingent obligations, arising out of variable interests we have in nonconsolidated entities	See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Derivative contracts	See “— Critical Accounting Policies” above and “— Derivatives” below and Notes 3 and 5 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, see Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our consolidation policies.

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements but may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to extreme and adverse changes in our business and market environments. As of February 2008, our total shareholders’ equity was $42.63 billion (consisting of common shareholders’ equity of $39.53 billion and preferred stock of $3.10 billion) compared with total shareholders’ equity of $42.80 billion as of November 2007 (consisting of common shareholders’ equity of $39.70 billion and preferred stock of $3.10 billion). In addition to total shareholders’ equity, we consider the $5.00 billion of junior subordinated debt issued to trusts (see discussion below) to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Regulatory Capital Requirements

Goldman Sachs is regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE) and, as such, is subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. Minimum capital adequacy standards are principally driven by the amount of our market risk, credit risk and operational risk as calculated by methodologies approved by the SEC. Eligible sources of regulatory capital include common equity and certain types of preferred stock, debt and hybrid capital instruments, including our junior subordinated debt issued to trusts. The recognition of preferred stock, debt and hybrid capital instruments as regulatory capital is subject to limitations. Goldman Sachs was in compliance with the CSE capital adequacy standards as of February 2008 and November 2007.

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

Subsidiary Capital Requirements

Many of our principal subsidiaries are subject to separate regulation and capital requirements in the United States and/or elsewhere. Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commissions merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, The Financial Industry Regulatory Authority (FINRA) and the National Futures Association. Goldman Sachs International, our regulated U.K. broker-dealer, is subject to minimum capital requirements imposed by the U.K.’s Financial Services Authority. Goldman Sachs Japan Co., Ltd., our regulated Japanese broker-dealer, is subject to minimum capital requirements imposed by Japan’s Financial Services Agency. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, insurance, and other regulators and authorities around the world. As of February 2008 and November 2007, these subsidiaries were in compliance with their local capital requirements.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of February 2008, Group Inc.’s equity investment in subsidiaries was $40.46 billion compared with its total shareholders’ equity of $42.63 billion.

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

The following table sets forth the level of share repurchases for the three months ended February 2008 and February 2007:

	Three Months
	Ended February
	2008	2007
	(in millions, except per
	share amounts)

Number of shares repurchased	7.85	12.97
Total cost	$1,561	$2,688
Average cost per share	$198.87	$207.26

As of February 2008, we were authorized to repurchase up to 63.5 million additional shares of common stock pursuant to our repurchase program. See “— Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

Preferred Stock.  As of February 2008, Goldman Sachs had 124,000 shares of perpetual non-cumulative preferred stock issued and outstanding in four series as set forth in the following table:

Preferred Stock by Series

	Shares	Shares		Earliest	Redemption Value
Series	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)

A	30,000	50,000	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$ 750
B	32,000	50,000	6.20% per annum	October 31, 2010	800
C	8,000	25,000	3 month LIBOR + 0.75%, with floor of 4% per annum	October 31, 2010	200
D	54,000	60,000	3 month LIBOR + 0.67%, with floor of 4% per annum	May 24, 2011	1,350

	124,000	185,000			$3,100

Each share of preferred stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at our option at a redemption price equal to $25,000 plus declared and unpaid dividends. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, our common stock is subject to certain restrictions in the event that we fail to pay or set aside full dividends on our preferred stock for the latest completed dividend period. All series of preferred stock are pari passu and have a preference over our common stock upon liquidation. Though we are not required to replace any redeemed, defeased or purchased outstanding preferred stock with other capital, it is our current intention to redeem, defease or purchase any such preferred stock only with the proceeds of replacement capital securities, raised within 180 days prior to the applicable redemption, defeasance or purchase date, that have terms and conditions that are at least as equity-like at the time of replacement, as determined by a nationally recognized rating agency in connection with such replacement, as the preferred stock being redeemed, defeased or purchased; provided, however, that none of the foregoing shall apply to any transactions by any subsidiary in connection with any market-making or other secondary market activities.

Junior Subordinated Debt Issued to Trusts in Connection with Normal Automatic Preferred Enhanced Capital Securities.  In 2007, we issued $1.75 billion of fixed rate junior subordinated debt to Goldman Sachs Capital II and $500 million of floating rate junior subordinated debt to Goldman Sachs Capital III, Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Goldman Sachs. The junior subordinated debt is included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. In connection with the APEX issuance, we entered into stock purchase contracts with Goldman Sachs Capital II and III under which we will be obligated to sell and these entities will be obligated to purchase $2.25 billion of perpetual non-cumulative preferred stock that we will issue in the future. Goldman Sachs Capital II and III are required to remarket the junior subordinated debt in order to fund their purchase of the preferred stock, but in the event that a remarketing is unsuccessful, they will relinquish the subordinated debt to us in exchange for the preferred stock. Because of certain characteristics of the junior subordinated debt (and the associated APEX), including its long-term nature, the future issuance of perpetual non-cumulative preferred stock under the stock purchase contracts, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure, it qualifies as regulatory capital for CSE purposes and is included as part of our equity capital.

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities.  We issued $2.84 billion of junior subordinated debentures in 2004 to Goldman Sachs Capital I, a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Goldman Sachs. The junior subordinated debentures are included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. Because of certain characteristics of the junior subordinated debt (and the associated trust preferred securities), including its long-term nature, our ability to defer coupon interest for up to ten consecutive semi-annual periods and the subordinated nature of the debt in our capital structure, it qualifies as regulatory capital for CSE purposes and is included as part of our equity capital.

Subordinated Debt.  In addition to junior subordinated debt issued to trusts, we had other outstanding subordinated debt of $14.98 billion as of February 2008. Although not part of our shareholders’ equity, subordinated debt may be used to meet a portion of our consolidated capital requirements as a CSE.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of
	February		November
	2008		2007
	($ in millions, except per
	share amounts)

Total assets	$1,189,006		$1,119,796
Adjusted assets (1)	788,746		747,300
Total shareholders’ equity	42,629		42,800
Tangible equity capital (2)	42,428		42,728
Leverage ratio (3)	27.9	x	26.2	x
Adjusted leverage ratio (4)	18.6	x	17.5	x
Debt to equity ratio (5)	4.2	x	3.8	x
Common shareholders’ equity	39,529		39,700
Tangible common shareholders’ equity (6)	34,328		34,628
Book value per common share (7)	$92.44		$90.43
Tangible book value per common share (8)	80.28		78.88

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		February	November
		2008	2007
		(in millions)

Total assets		$1,189,006	$1,119,796
Deduct:	Securities borrowed	(294,047)	(277,413)
	Financial instruments purchased under agreements to resell, at fair value	(107,800)	(85,717)
Add:	Financial instruments sold, but not yet purchased, at fair value	230,060	215,023
	Less derivative liabilities	(118,776)	(99,378)

	Subtotal	111,284	115,645
Deduct:	Cash and securities segregated for regulatory and other purposes	(104,496)	(119,939)
	Goodwill and identifiable intangible assets, excluding power contracts	(5,201)	(5,072)

Adjusted assets		$ 788,746	$ 747,300

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

	As of
	February	November
	2008	2007
	(in millions)

Total shareholders’ equity	$42,629	$42,800
Add: Junior subordinated debt issued to trusts	5,000	5,000
Deduct: Goodwill and identifiable intangible assets, excluding power contracts	(5,201)	(5,072)

Tangible equity capital	$42,428	$42,728

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

	As of
	February	November
	2008	2007
	(in millions)

Total shareholders’ equity	$42,629	$42,800
Deduct: Preferred stock	(3,100)	(3,100)

Common shareholders’ equity	39,529	39,700
Deduct: Goodwill and identifiable intangible assets, excluding power contracts	(5,201)	(5,072)

Tangible common shareholders’ equity	$34,328	$34,628

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 427.6 million and 439.0 million as of February 2008 and November 2007, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations and Commitments

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of February 2008:

Contractual Obligations
(in millions)

	Remainder	2009-	2011-	2013-
	of 2008	2010	2012	Thereafter	Total

Unsecured long-term borrowings (1)(2)(3)	$—	$32,306	$30,992	$116,177	$179,475
Secured long-term financings (1)(2)(4)	—	4,038	8,592	19,947	32,577
Minimum rental payments	353	913	587	1,999	3,852
Purchase obligations (5)	820	355	21	29	1,225

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $19.30 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159, primarily consisting of hybrid financial instruments.

(4)	These obligations are reported within “Other secured financings” in the condensed consolidated statements of financial condition and include $16.93 billion accounted for at fair value under SFAS No. 159.

(5)	Primarily includes construction-related obligations.

As of February 2008, our unsecured long-term borrowings were $179.48 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of February 2008, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.85 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. We may incur exit costs in 2008 and thereafter to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

As of February 2008 and November 2007, we had construction-related obligations of $709 million and $769 million, respectively, including outstanding commitments of $554 million and $642 million as of February 2008 and November 2007, respectively, related to our new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion. We have partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

In addition, in February 2008, Rothesay Life Limited, a wholly owned subsidiary of Group Inc., entered into an agreement with The Rank Group Plc to acquire its defined benefit pension plan, which has both assets and pension obligations of approximately $1.4 billion. The purchase price is not material to our financial condition. The transaction is expected to close by the end of our third fiscal quarter, subject to closing conditions.

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits of $1.04 billion has been excluded from the above contractual obligations table. See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on FIN No. 48.

The following table sets forth our commitments as of February 2008:

Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration
	Remainder	2009-	2011-	2013-
	of 2008	2010	2012	Thereafter	Total

Commitments to extend credit
Commercial lending:
Investment-grade	$4,100	$6,859	$4,009	$4,941	$19,909
Non-investment-grade	2,367	2,840	4,136	12,329	21,672
William Street program	2,500	3,862	16,607	1,648	24,617
Warehouse financing	7,128	1,617	—	—	8,745

Total commitments to extend credit	16,095	15,178	24,752	18,918	74,943
Forward starting resale and securities borrowing agreements	29,097	4,014	—	—	33,111
Forward starting repurchase and securities lending agreements	11,663	2,865	—	—	14,528
Commitments under letters of credit issued by banks to counterparties	8,669	960	184	4	9,817
Investment commitments	5,697	7,151	928	1,675	15,451
Underwriting commitments	950	57	—	—	1,007

Total	$72,171	$30,225	$25,864	$20,597	$148,857

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments to extend credit of $74.94 billion as of February 2008 compared with $82.75 billion as of November 2007. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. We may seek to reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

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

Our commitments to extend credit also include financing for the warehousing of financial assets to be securitized. These financings generally are expected to be repaid from the proceeds of the related securitizations for which we may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans and commercial mortgages as of February 2008 and November 2007.

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

The modeling of the risk characteristics of our trading positions involves a number of assumptions and approximations. While we believe that these assumptions and approximations are reasonable, there is no standard methodology for estimating VaR, and different assumptions and/or approximations could produce materially different VaR estimates.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Average for the
	Three Months Ended
	February	February
Risk Categories	2008	2007

Interest rates	$ 106	$ 57
Equity prices	89	96
Currency rates	31	18
Commodity prices	38	30
Diversification effect (2)	(107)	(74)

Total	$ 157	$127

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $157 million for the first quarter of 2008 from $127 million for the first quarter of 2007. The increase was primarily due to higher levels of exposure and volatility in interest rates, partially offset by an increased diversification benefit across risk categories.

Daily VaR
(in millions)

	As of		Three Months Ended
	February	November	February 2008
Risk Categories	2008	2007	High	Low

Interest rates	$ 126	$ 105	$132	$93
Equity prices	83	82	234	57
Currency rates	31	35	38	25
Commodity prices	46	33	52	25
Diversification effect (1)	(115)	(121)

Total	$ 171	$ 134	$221	$129

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR increased to $171 million as of February 2008 from $134 million as of November 2007. The increase was primarily due to higher levels of volatility and exposure to interest rates and commodity prices.

The following chart presents our daily VaR during the last four quarters:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended February 2008:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on two occasions during the first quarter of 2008.

Other Market Risk Measures

Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). The market risk related to our investment in the ordinary shares of ICBC, excluding interests held by investment funds managed by Goldman Sachs, is measured by estimating the potential reduction in net revenues associated with a 10% decline in the ICBC ordinary share price. The market risk related to the remaining positions is measured by estimating the potential reduction in net revenues associated with a 10% decline in asset values.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

		10% Sensitivity
		Amount as of
Asset Categories	10% Sensitivity Measure	February 2008	November 2007
		(in millions)

Trading Risk (1)
Equity	Underlying asset value	$1,094	$1,325
Debt	Underlying asset value	1,112	1,020

Non-trading Risk
ICBC	ICBC ordinary share price	239	250
Other Equity	Underlying asset value	1,083	1,054
Debt	Underlying asset value	550	500
Real Estate (2)	Underlying asset value	1,241	1,108

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to interests in our real estate investment funds.

During the first quarter of 2008, the decrease in our 10% sensitivity measure for equity positions in our trading portfolio was primarily due to dispositions. The increase in our 10% sensitivity measures for debt positions in our trading portfolio and real estate positions in our non-trading portfolio was primarily due to new investments.

In addition, as of February 2008 and November 2007, in our bank and insurance subsidiaries we held approximately $14.54 billion and $10.58 billion of securities, respectively, primarily consisting of mortgage-backed, federal agency and investment-grade corporate bonds, and money market instruments.

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

As of February 2008 and November 2007, we held $63.96 billion (5% of total assets) and $45.75 billion (4% of total assets), respectively, of U.S. government and federal agency obligations (including securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation) included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition. As of February 2008 and November 2007, we held $34.81 billion (3% of total assets) and $31.65 billion (3% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of Japan and the United Kingdom. In addition, as of February 2008 and November 2007, $146.62 billion and $144.92 billion of our financial instruments purchased under agreements to resell and securities borrowed, respectively, were collateralized by U.S. government and federal agency obligations. As of February 2008 and November 2007, $47.45 billion and $41.26 billion of our financial instruments purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations. As of February 2008 and November 2007, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets. However, over the past several years, the amount and duration of our credit exposures have been increasing, due to, among other factors, the growth of our lending and OTC derivative activities and market evolution toward longer dated transactions. A further discussion of our derivative activities follows below.

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

The fair value of our derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in our condensed consolidated statements of financial condition when we believe a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
(in millions)

Assets	As of February 2008
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$9,509	$16,764	$45,896	$39,082	$49,341	$160,592
Currencies	18,349	4,600	12,630	5,905	2,637	44,121
Commodities	6,036	8,176	17,329	741	1,486	33,768
Equities	9,057	3,395	4,881	4,275	1,233	22,841
Netting across contract types (2)	(1,791)	(1,026)	(6,698)	(2,230)	(1,012)	(12,757)

Subtotal	$41,160	$31,909	$74,038	$47,773	$53,685	$248,565

Cross maturity netting (3)						(46,583)
Cash collateral netting (4)						(77,573)

Total						$124,409

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$14,634	$8,750	$33,592	$21,815	$23,898	$102,689
Currencies	16,515	4,011	10,728	1,876	1,594	34,724
Commodities	6,795	7,890	13,859	359	3,710	32,613
Equities	9,247	4,085	7,541	3,317	86	24,276
Netting across contract types (2)	(1,791)	(1,026)	(6,698)	(2,230)	(1,012)	(12,757)

Subtotal	$45,400	$23,710	$59,022	$25,137	$28,276	$181,545

Cross maturity netting (3)						(46,583)
Cash collateral netting (4)						(30,625)

Total						$104,337

(1)	Includes credit derivatives.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types within a maturity category, pursuant to credit support agreements.

(3)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(4)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

OTC Derivatives
(in millions)

Assets	As of November 2007
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$10,382	$10,242	$23,000	$22,520	$47,591	$113,735
Currencies	16,994	4,797	9,275	5,106	2,127	38,299
Commodities	4,712	2,321	12,064	1,766	899	21,762
Equities	11,213	4,702	5,312	4,273	1,603	27,103
Netting across contract types (2)	(1,501)	(960)	(4,694)	(1,975)	(1,106)	(10,236)

Subtotal	$41,800	$21,102	$44,957	$31,690	$51,114	$190,663

Cross maturity netting (3)						(39,540)
Cash collateral netting (4)						(59,050)

Total						$92,073

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$11,362	$6,710	$21,673	$13,743	$25,404	$78,892
Currencies	14,205	3,559	9,815	1,446	1,772	30,797
Commodities	5,883	3,638	9,690	2,757	506	22,474
Equities	11,174	8,357	7,723	3,833	1,382	32,469
Netting across contract types (2)	(1,501)	(960)	(4,694)	(1,975)	(1,106)	(10,236)

Subtotal	$41,123	$21,304	$44,207	$19,804	$27,958	$154,396

Cross maturity netting (3)						(39,540)
Cash collateral netting (4)						(27,758)

Total						$87,098

(1)	Includes credit derivatives.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types within a maturity category, pursuant to credit support agreements.

(3)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(4)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

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

The following tables set forth the distribution, by credit rating, of substantially all of our exposure with respect to OTC derivatives by remaining contractual maturity, both before and after consideration of the effect of collateral and netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

OTC Derivative Credit Exposure
(in millions)

	As of February 2008
									Exposure
Credit Rating	0 - 6	6 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Months	Years	Years	or Greater	Total	Netting (1)	Exposure	Collateral

AAA/Aaa	$2,503	$2,150	$5,330	$4,853	$6,651	$21,487	$(4,218)	$17,269	$15,387
AA/Aa2	13,212	14,998	22,273	21,921	24,806	97,210	(59,063)	38,147	33,820
A/A2	11,611	6,586	24,969	15,411	16,328	74,905	(44,859)	30,046	25,291
BBB/Baa2	4,000	3,082	8,283	1,037	3,672	20,074	(6,476)	13,598	9,724
BB/Ba2 or lower	7,569	4,519	11,680	4,208	2,167	30,143	(8,289)	21,854	13,354
Unrated	2,265	574	1,503	343	61	4,746	(1,251)	3,495	1,236

Total	$41,160	$31,909	$74,038	$47,773	$53,685	$248,565	$(124,156)	$124,409	$98,812

	As of November 2007
									Exposure
Credit Rating	0 - 6	6 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Months	Years	Years	or Greater	Total	Netting (1)	Exposure	Collateral

AAA/Aaa	$4,013	$2,037	$3,354	$2,893	$7,875	$20,172	$(3,489)	$16,683	$14,596
AA/Aa2	14,696	7,583	14,339	13,184	22,708	72,510	(43,948)	28,562	24,419
A/A2	11,589	4,670	13,380	10,012	15,133	54,784	(34,042)	20,742	16,189
BBB/Baa2	3,231	1,056	5,774	1,707	2,777	14,545	(4,649)	9,896	6,558
BB/Ba2 or lower	4,969	2,348	5,676	3,347	2,541	18,881	(5,185)	13,696	7,478
Unrated	3,302	3,408	2,434	547	80	9,771	(7,277)	2,494	1,169

Total	$41,800	$21,102	$44,957	$31,690	$51,114	$190,663	$(98,590)	$92,073	$70,409

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate.

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

We have implemented a number of policies according to the following liquidity risk management framework:

•	Excess Liquidity — We maintain substantial excess liquidity to meet a broad range of potential cash outflows in a stressed environment, including financing obligations.

•	Asset-Liability Management — We seek to maintain funding sources that are sufficiently long-term in order to withstand a prolonged or severe liquidity-stressed environment without having to rely on asset sales.

•	Conservative Liability Structure — We access funding across a diverse range of markets, products and counterparties, emphasize less credit-sensitive sources of funding and conservatively manage the distribution of funding across our entity structure.

•	Crisis Planning — We base our liquidity and funding management on stress-scenario planning and maintain a crisis plan detailing our response to a liquidity-threatening event.

Excess Liquidity

Our most important liquidity policy is to pre-fund what we estimate will be our likely cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” liquidity is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Goldman Sachs’ businesses are diverse, and its cash needs are driven by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger unsecured debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our unsecured liabilities.

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

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Three Months Ended	Year Ended
	February 2008	November 2007
	(in millions)

U.S. dollar-denominated	$46,308	$48,635
Non-U.S. dollar-denominated	14,874	11,928

Total Global Core Excess	$61,182	$60,563

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

We maintain our Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $145.22 billion and $156.74 billion for the three months ended February 2008 and year ended November 2007, respectively.

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

(1)	The Global Core Excess excludes liquid assets of $5.34 billion held separately by William Street Funding Corporation.
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

In order to avoid reliance on asset sales, our goal is to ensure that we have sufficient total capital (unsecured long-term borrowings plus total shareholders’ equity) to fund our balance sheet for at least one year. The target amount of our total capital is based on an internal liquidity model, which incorporates, among other things, the following long-term financing requirements:

•	the portion of financial instruments owned that we believe could not be funded on a secured basis in periods of market stress, assuming conservative loan values;

•	goodwill and identifiable intangible assets, property, leasehold improvements and equipment, and other illiquid assets;

•	derivative and other margin and collateral requirements;

•	anticipated draws on our unfunded loan commitments; and

•	capital or other forms of financing in our regulated subsidiaries that are in excess of their long-term financing requirements. See “— Conservative Liability Structure” below for a further discussion of how we fund our subsidiaries.

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of
	February	November
	2008	2007
	(in millions)

Mortgage and other asset-backed loans and securities (1)	$45,250	$46,436
Bank loans (2)	43,188	49,154
High-yield securities	13,138	12,807
Emerging market debt securities	3,316	3,343
Private equity and real estate fund investments (3)	17,914	16,244
Emerging market equity securities	7,046	8,014
ICBC ordinary shares (4)	6,504	6,807
SMFG convertible preferred stock	3,551	4,060
Other restricted public equity securities	2,169	3,455
Other investments in funds (5)	3,265	3,437

(1)	Excludes $6.60 billion and $7.64 billion as of February 2008 and November 2007, respectively, of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. We distributed to investors the securities that were issued by the securitization vehicles and therefore do not bear economic exposure to the underlying mortgage whole loans.

(2)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(3)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $6.56 billion and $8.13 billion as of February 2008 and November 2007, respectively, for which Goldman Sachs does not bear economic exposure.

(4)	Includes interests of $4.11 billion and $4.30 billion as of February 2008 and November 2007, respectively, held by investment funds managed by Goldman Sachs.

(5)	Includes interests in other investment funds that we manage.

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

We fund a substantial portion of our inventory on a secured basis. We believe secured financing provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to the underlying collateral. We recognize that the terms or availability of secured funding can deteriorate in a difficult environment, particularly if the funding is short-term. To help mitigate this risk, we seek to fund much of our inventory for longer durations. In some cases, we use extendible maturity features to obtain a rolling minimum term to the funding. As we always face greater refinancing risk with respect to underlying collateral that is more difficult to fund, we seek longer dated maturities for funding transactions collateralized by these assets.

Our liquidity also depends to an important degree on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of February 2008 and November 2007, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $72.79 billion and $71.56 billion, respectively. See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

We issue long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the first quarter of 2014:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of February 2008 was approximately eight years. To mitigate refinancing risk, we have created internal guidelines on the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

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

We benefit from distributing our debt issuances through our own sales force to a large, diverse global creditor base and we believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies and mutual funds. We access funding in a variety of markets in the Americas, Europe and Asia. We have imposed various internal guidelines on creditor concentration, including the amount of our commercial paper that can be owned and letters of credit that can be issued by any single creditor or group of creditors.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of February 2008, Group Inc. had $23.89 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $24.19 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.43 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $3.81 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer. Group Inc. also had $55.44 billion of unsubordinated loans to these entities as of February 2008, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The following table sets forth our unsecured credit ratings as of February 2008:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)	A (high)	A
Fitch, Inc.	F1+	AA–	A+	A+
Moody’s Investors Service	P-1	Aa3	A1	A2
Standard & Poor’s	A-1+	AA–	A+	A
Rating and Investment Information, Inc.	a-1+	AA	Not Applicable	Not Applicable

On March 21, 2008, Standard & Poor’s affirmed Group Inc.’s credit ratings but revised its outlook from “stable” to “negative.”

As of February 2008, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $957 million would have been required in the event of a one-notch reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of a two-notch downgrade in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Three Months Ended February 2008.  Our cash and cash equivalents increased by $833 million to $12.72 billion at the end of the first quarter of 2008. We raised $26.43 billion in net cash from financing activities, primarily in bank deposits and unsecured long-term borrowings. We used net cash of $25.60 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

Three Months Ended February 2007.  Our cash and cash equivalents increased by $594 million to $6.89 billion at the end of the first quarter of 2007. We raised $17.24 billion in net cash from financing activities, primarily in unsecured long-term borrowings, partially offset by common stock repurchases. We used net cash of $16.64 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

Recent Accounting Developments

EITF Issue No. 06-11.  In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. We currently account for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and we expect to adopt the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2009. We do not expect the adoption of EITF Issue No. 06-11 to have a material effect on our financial condition, results of operations or cash flows.

FASB Staff Position (FSP) FAS No. 140-3.  In February 2008, the FASB issued FSP FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. We are currently evaluating the impact of adopting FSP No. 140-3 on our financial condition and cash flows. Adoption of FSP No. 140-3 will have no effect on our results of operations.

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. We will adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

Cautionary Statement Pursuant to the Private Securities
Litigation Reform Act of 1995

We have included or incorporated by reference in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended November 30, 2007 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the firm’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

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

IPO Process Matters

In the lawsuit alleging that the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of “tying” arrangements, by an opinion and order dated March 26, 2008, the federal district court denied defendants’ motions to dismiss in substantial part, granting dismissal only to the extent that certain plaintiffs sold shares above their purchase price and therefore did not suffer cognizable damages, and certain plaintiffs’ claims are time-barred.

In the actions asserting violations of, and seeking short-swing profit recovery under, Section 16 of the Securities Exchange Act of 1934, the various complaints have been amended to assert substantively identical allegations and claims, but have substituted Goldman, Sachs & Co. for The Goldman Sachs Group, Inc.

Iridium Securities Litigation

On January 25, 2008, the parties entered into a definitive settlement agreement.

Enron Litigation Matters

In the action relating to Enron’s repurchases of its commercial paper, on March 10, 2008, the federal district court denied Goldman, Sachs & Co.’s motion to remove the district court’s standing reference at the present time.

Executive Compensation Litigation

In the action relating to The Goldman Sachs Group, Inc.’s 2008 proxy statement, on January 25, 2008, plaintiff moved for a preliminary injunction requiring the use in the proxy statement of his preferred methodology for valuing stock options. The motion was denied by order dated February 14, 2008, and on February 15, 2008, plaintiff appealed to the U.S. Court of Appeals for the Second Circuit. Plaintiff twice moved in the appellate court for an expedited appeal, and both motions were denied, by orders dated February 29, 2008 and April 3, 2008, respectively.

Auction Products Matters

Goldman, Sachs & Co. has received requests for information from various governmental agencies and self-regulatory organizations relating to certain auction products, the interest rate or dividend rate of which is reset at a periodic auction, and the related recent failure of such auctions in whole or part. Goldman, Sachs & Co. is cooperating with the requests.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended February 29, 2008.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (3)	Programs (3)

Month #1	1,739,900	$210.34	1,739,900	69,612,699
(December 1, 2007 to December 28, 2007)
Month #2	4,612,126 (2)	$197.27	4,600,250	65,012,449
(December 29, 2007 to January 25, 2008)
Month #3	1,498,600	$190.46	1,498,600	63,513,849
(January 26, 2008 to February 29, 2008)

Total (1)	7,850,626		7,838,750

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through and including the date of the earnings release for such quarter.

(2)	Includes 11,876 shares withheld to satisfy employee income taxes on common stock delivered under equity-based awards during the period.

(3)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The total remaining authorization under the repurchase program was 62,864,249 shares as of March 28, 2008; the repurchase program has no set expiration or termination date.

Item 6:	Exhibits

Exhibits:

10.1  Form of One-Time RSU Award Agreement.

10.2  Description of PMD Retiree Medical Program.

12.1	Statement re: Computation of ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends.

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

Date: April 8, 2008