Form 10-Q
period 2008-05-30
GOLDMAN SACHS GROUP INC
filed 2008-07-07
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 27, 2008, there were 393,804,838 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED MAY 30, 2008

INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three and six months ended May 30, 2008 and May 25, 2007	2
	Condensed Consolidated Statements of Financial Condition as of May 30, 2008 and November 30, 2007	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods ended May 30, 2008 and November 30, 2007	4
	Condensed Consolidated Statements of Cash Flows for the six months ended May 30, 2008 and May 25, 2007	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended May 30, 2008 and May 25, 2007	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	61

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	117

Item 4:	Controls and Procedures	117

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	118

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	119

Item 4:	Submission of Matters to a Vote of Security Holders	120

Item 6:	Exhibits	121

SIGNATURES		122
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15.1: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1: RULE 13A-14(A) CERTIFICATIONS
EX-32.1: SECTION 1350 CERTIFICATIONS

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions, except per share amounts)

Revenues
Investment banking	$1,685	$1,720	$2,851	$3,436
Trading and principal investments	5,239	6,242	10,116	15,315
Asset management and securities services	1,221	1,107	2,562	2,240
Interest income	9,498	11,282	20,743	21,640

Total revenues	17,643	20,351	36,272	42,631

Interest expense	8,221	10,169	18,515	19,719

Revenues, net of interest expense	9,422	10,182	17,757	22,912

Operating expenses
Compensation and benefits	4,522	4,887	8,523	10,998

Brokerage, clearing, exchange and distribution fees	741	638	1,531	1,189
Market development	126	144	270	276
Communications and technology	192	161	379	312
Depreciation and amortization	183	140	353	272
Amortization of identifiable intangible assets	37	50	121	101
Occupancy	234	210	470	414
Professional fees	185	161	363	322
Other expenses	370	360	772	738

Total non-compensation expenses	2,068	1,864	4,259	3,624

Total operating expenses	6,590	6,751	12,782	14,622

Pre-tax earnings	2,832	3,431	4,975	8,290
Provision for taxes	745	1,098	1,377	2,760

Net earnings	2,087	2,333	3,598	5,530
Preferred stock dividends	36	46	80	95

Net earnings applicable to common shareholders	$2,051	$2,287	$3,518	$5,435

Earnings per common share
Basic	$4.80	$5.25	$8.18	$12.35
Diluted	4.58	4.93	7.81	11.61

Dividends declared and paid per common share	$0.35	$0.35	$0.70	$0.70

Average common shares outstanding
Basic	427.5	435.8	430.3	440.2
Diluted	447.4	464.1	450.6	468.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	May	November
	2008	2007
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$13,781	$11,882
Cash and securities segregated for regulatory and other purposes (includes $63,732 and $94,018 at fair value as of May 2008 and November 2007, respectively)	84,880	119,939
Receivables from brokers, dealers and clearing organizations	23,122	19,078
Receivables from customers and counterparties (includes $1,100 and $1,950 at fair value as of May 2008 and November 2007, respectively)	99,935	129,105
Collateralized agreements:
Securities borrowed (includes $69,200 and $83,277 at fair value as of May 2008 and November 2007, respectively)	298,424	277,413
Financial instruments purchased under agreements to resell, at fair value	130,897	85,717

Financial instruments owned, at fair value	373,811	406,457
Financial instruments owned and pledged as collateral, at fair value	37,383	46,138

Total financial instruments owned, at fair value	411,194	452,595
Other assets	25,912	24,067

Total assets	$1,088,145	$1,119,796

Liabilities and shareholders’ equity
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $38,678 and $48,331 at fair value as of May 2008 and November 2007, respectively)	$71,176	$71,557
Bank deposits (includes $728 and $463 at fair value as of May 2008 and November 2007, respectively)	29,518	15,370
Payables to brokers, dealers and clearing organizations	10,894	8,335
Payables to customers and counterparties	335,481	310,118
Collateralized financings:
Securities loaned (includes $7,353 and $5,449 at fair value as of May 2008 and November 2007, respectively)	34,439	28,624
Financial instruments sold under agreements to repurchase, at fair value	115,733	159,178
Other secured financings (includes $26,289 and $33,581 at fair value as of May 2008 and November 2007, respectively)	53,090	65,710
Financial instruments sold, but not yet purchased, at fair value	182,869	215,023
Other liabilities and accrued expenses	28,076	38,907

Unsecured long-term borrowings (includes $22,845 and $15,928 at fair value as of May 2008 and November 2007, respectively)	182,051	164,174

Total liabilities	1,043,327	1,076,996

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 shares issued and outstanding as of both May 2008 and November 2007, with liquidation preference of $25,000 per share	3,100	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 631,702,706 and 618,707,032 shares issued as of May 2008 and November 2007, respectively, and 394,721,798 and 390,682,013 shares outstanding as of May 2008 and November 2007, respectively	6	6
Restricted stock units and employee stock options	8,653	9,302
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	23,463	22,027
Retained earnings	41,646	38,642
Accumulated other comprehensive income/(loss)	(136)	(118)
Common stock held in treasury, at cost, par value $0.01 per share; 236,980,908 and 228,025,019 shares as of May 2008 and November 2007, respectively	(31,914)	(30,159)

Total shareholders’ equity	44,818	42,800

Total liabilities and shareholders’ equity	$1,088,145	$1,119,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	May	November
	2008	2007
	(in millions, except
	per share amounts)

Preferred stock
Balance, beginning of year	$3,100	$3,100
Issued	—	—

Balance, end of period	3,100	3,100
Common stock, par value $0.01 per share
Balance, beginning of year	6	6
Issued	—	—

Balance, end of period	6	6
Restricted stock units and employee stock options
Balance, beginning of year	9,302	6,290
Issuance and amortization of restricted stock units and employee stock options	1,428	4,684
Delivery of common stock underlying restricted stock units	(1,993)	(1,548)
Forfeiture of restricted stock units and employee stock options	(83)	(113)
Exercise of employee stock options	(1)	(11)

Balance, end of period	8,653	9,302
Additional paid-in capital
Balance, beginning of year	22,027	19,731
Issuance of common stock, including the delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	2,153	2,338
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,313)	(929)
Stock purchase contract fee related to automatic preferred enhanced capital securities	—	(20)
Excess net tax benefit related to share-based compensation	596	908
Cash settlement of share-based compensation	—	(1)

Balance, end of period	23,463	22,027
Retained earnings
Balance, beginning of year, as previously reported	38,642	27,868
Cumulative effect of adjustment from adoption of FIN No. 48	(201)	—
Cumulative effect of adjustment from adoption of SFAS No. 157, net of tax	—	51
Cumulative effect of adjustment from adoption of SFAS No. 159, net of tax	—	(45)

Balance, beginning of year, after cumulative effect of adjustments	38,441	27,874
Net earnings	3,598	11,599
Dividends and dividend equivalents declared on common stock and restricted stock units	(313)	(639)
Dividends declared on preferred stock	(80)	(192)

Balance, end of period	41,646	38,642
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(118)	21
Adjustment from adoption of SFAS No. 158, net of tax	—	(194)
Currency translation adjustment, net of tax	(12)	39
Pension and postretirement liability adjustment, net of tax	6	38
Net gains/(losses) on cash flow hedges, net of tax	—	(2)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(12)	(12)
Reclassification to retained earnings from adoption of SFAS No. 159, net of tax	—	(8)

Balance, end of period	(136)	(118)
Common stock held in treasury, at cost
Balance, beginning of year	(30,159)	(21,230)
Repurchased	(1,764)	(8,956)
Reissued	9	27

Balance, end of period	(31,914)	(30,159)

Total shareholders’ equity	$44,818	$42,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended May
	2008	2007
	(in millions)

Cash flows from operating activities
Net earnings	$3,598	$5,530
Non-cash items included in net earnings
Depreciation and amortization	533	416
Amortization of identifiable intangible assets	121	137
Share-based compensation	894	713
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	35,265	2,643
Net receivables from brokers, dealers and clearing organizations	(1,485)	(1,165)
Net payables to customers and counterparties	54,916	(28,905)
Securities borrowed, net of securities loaned	(15,196)	(8,636)
Financial instruments sold under agreements to repurchase, net of financial instruments purchased under agreements to resell	(88,625)	9,861
Financial instruments owned, at fair value	28,881	(48,688)
Financial instruments sold, but not yet purchased, at fair value	(32,154)	20,829
Other, net	35	2,094

Net cash used for operating activities	(13,217)	(45,171)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,033)	(1,029)
Proceeds from sales of property, leasehold improvements and equipment	55	15
Business acquisitions, net of cash acquired	(2,199)	(631)
Proceeds from sales of investments	80	321
Purchase of available-for-sale securities	(2,556)	(450)
Proceeds from sales of available-for-sale securities	2,090	388

Net cash used for investing activities	(3,563)	(1,386)
Cash flows from financing activities
Unsecured short-term borrowings, net	(7,286)	8,736
Other secured financings (short-term), net	(8,341)	12,731
Proceeds from issuance of other secured financings (long-term)	5,014	5,135
Repayment of other secured financings (long-term), including the current portion	(3,648)	(2,104)
Proceeds from issuance of unsecured long-term borrowings	31,790	30,744
Repayment of unsecured long-term borrowings, including the current portion	(11,751)	(8,193)
Derivative contracts with a financing element, net	155	2,145
Bank deposits, net	14,148	2,233
Common stock repurchased	(1,761)	(3,820)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(393)	(419)
Proceeds from issuance of common stock	170	453
Excess tax benefit related to share-based compensation	582	632

Net cash provided by financing activities	18,679	48,273
Net increase/(decrease) in cash and cash equivalents	1,899	1,716
Cash and cash equivalents, beginning of year	11,882	6,293

Cash and cash equivalents, end of period	$13,781	$8,009

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $18.68 billion and $18.88 billion during the six months ended May 2008 and May 2007, respectively.

Cash payments for income taxes, net of refunds, were $1.39 billion and $3.63 billion during the six months ended May 2008 and May 2007, respectively.

Non-cash activities:
The firm assumed $610 million and $135 million of debt in connection with business acquisitions during the six months ended May 2008 and May 2007, respectively. The firm issued $17 million of common stock in connection with business acquisitions for the six months ended May 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions)

Net earnings	$2,087	$2,333	$3,598	$5,530
Currency translation adjustment, net of tax	(21)	15	(12)	20
Pension and postretirement liability adjustment, net of tax	6	—	6	—
Net gains/(losses) on cash flow hedges, net of tax	—	(4)	—	(2)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	23	(6)	(12)	(8)

Comprehensive income	$2,095	$2,338	$3,580	$5,540

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

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended. The usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has a majority voting interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46-R, “Consolidation of Variable Interest Entities,” the firm consolidates VIEs for which it is the primary beneficiary. The firm determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE’s expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the firm performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to its variable interest holders, the firm utilizes the “top down” method. Under that method, the firm calculates its share of the VIE’s expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the firm’s position in the capital structure of the VIE, under various probability-weighted scenarios. The firm reassesses its initial evaluation of an entity as a VIE and its initial determination of whether the firm is the primary beneficiary of a VIE upon the occurrence of certain reconsideration events as defined in FIN No. 46-R.

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, such as whether a derivative is considered passive and the level of discretion a servicer may exercise, including, for example, determining when default is reasonably foreseeable. In accordance with SFAS No. 140 and FIN No. 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment either in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” or at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In general, the firm accounts for investments acquired subsequent to the adoption of SFAS No. 159 at fair value. In certain cases, the firm may apply the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant. See “— Revenue Recognition — Other Financial Assets and Financial Liabilities at Fair Value” below for a discussion of the firm’s application of SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and generally does not hold a majority of the economic interests in these funds. The firm has generally provided the third-party investors with rights to terminate the funds or to remove the firm as the general partner. As a result, the firm does not consolidate these funds. These fund investments are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007. The condensed consolidated financial information as of November 30, 2007 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

Unless specifically stated otherwise, all references to May 2008 and May 2007 refer to the firm’s fiscal periods ended, or the dates, as the context requires, May 30, 2008 and May 25, 2007, respectively. All references to November 2007, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 30, 2007. All references to 2008, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, November 28, 2008. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Financial Instruments.  “Total financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reflected in the condensed consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in “Trading and principal investments” in the condensed consolidated statements of earnings. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the firm owns (long positions) are marked to bid prices, and instruments that the firm has sold, but not yet purchased (short positions), are marked to offer prices. Fair value measurements do not include transaction costs.

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

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, investment-grade corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, state, municipal and provincial obligations, most physical commodities and certain loan commitments. Such instruments are generally classified within level 2 of the fair value hierarchy.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Certain cash instruments are classified within level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. Such instruments include private equity and real estate fund investments, certain bank loans and bridge loans (including certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt), less liquid corporate debt securities and other debt obligations (including less liquid high-yield corporate bonds, distressed debt instruments and collateralized debt obligations (CDOs) backed by corporate obligations), less liquid mortgage whole loans and securities (backed by either commercial or residential real estate), and acquired portfolios of distressed loans. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within level 2 of the fair value hierarchy when all of the significant inputs can be corroborated to market evidence.

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

Other Financial Assets and Financial Liabilities at Fair Value.  The firm has elected to account for certain of the firm’s other financial assets and financial liabilities at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (i.e., the fair value option). The primary reasons for electing the fair value option are mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations.

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

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned within Securities Services, relating to both customer activities and, to a lesser extent, certain firm financing activities, are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on-demand, they exhibit little, if any, sensitivity to changes in interest rates. As noted above, securities borrowed and loaned within Trading and Principal Investments, which are related to the firm’s matched book and certain firm financing activities, are recorded at fair value as allowed by SFAS No. 159. These securities borrowed and loaned transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy.

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. As noted above, the firm has elected to apply SFAS No. 159 to transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings, for which the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. These other secured financing transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest. See Note 3 for further information regarding other secured financings.

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

Share-Based Compensation

The firm accounts for share-based compensation in accordance with SFAS No. 123-R, “Share-Based Payment.” The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. Expected forfeitures are included in determining share-based employee compensation expense. The firm adopted SFAS No. 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent to adoption. Share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm pays cash dividend equivalents on outstanding restricted stock units. Dividend equivalents paid on restricted stock units are generally charged to retained earnings. Dividend equivalents paid on restricted stock units expected to be forfeited are included in compensation expense. The tax benefit related to dividend equivalents paid on restricted stock units is accounted for as a reduction of income tax expense (see “— Recent Accounting Developments” for a discussion of Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”).

In certain cases, primarily related to the death of an employee or conflicted employment (as outlined in the applicable award agreements), the firm may cash settle share-based compensation awards. For awards accounted for as equity instruments, “Additional paid-in capital” is adjusted to the extent of the difference between the current value of the award and the grant-date value of the award.

Goodwill

Goodwill is the cost of acquired companies in excess of the fair value of identifiable net assets at acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested at least annually for impairment. An impairment loss is recognized if the estimated fair value of an operating segment, which is a component one level below the firm’s three business segments, is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists, specialist rights and the value of business acquired (VOBA) and deferred acquisition costs (DAC) in the firm’s insurance subsidiaries, are amortized over their estimated lives in accordance with SFAS No. 142 or, in the case of insurance contracts, in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Property, leasehold improvements and equipment are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

The firm adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” as of December 1, 2007, and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings (see Note 13 for further information regarding the firm’s adoption of FIN No. 48). A tax position can be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. FIN No. 48 also provides guidance on

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

derecognition, classification, interim period accounting and accounting for interest and penalties. Prior to the adoption of FIN No. 48, contingent liabilities related to income taxes were recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies,” as amended, had been met.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

FASB Staff Position (FSP) No. EITF 03-6-1.  In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The firm does not expect adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.

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

	As of
	May 2008				November 2007
	Assets		Liabilities		Assets		Liabilities
			(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$16,949	(1)	$—		$8,985	(1)	$—
U.S. government, federal agency and sovereign obligations	62,583		44,194		70,774		58,637
Mortgage and other asset-backed loans and securities	37,523		687		54,073	(6)	—
Bank loans and bridge loans	35,949		1,600	(4)	49,154		3,563	(4)
Corporate debt securities and other debt obligations	35,197		8,147		39,219		8,280
Equities and convertible debentures	101,295		30,172		122,205		45,130
Physical commodities	1,248		47		2,571		35
Derivative contracts	120,450	(2)	98,022	(5)	105,614	(2)	99,378	(5)

Total	$411,194	(3)	$182,869		$452,595	(3)	$215,023

(1)	Includes $5.13 billion and $6.17 billion as of May 2008 and November 2007, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program (see Note 6 for further information regarding the William Street program).

(2)	Net of cash received pursuant to credit support agreements of $84.56 billion and $59.05 billion as of May 2008 and November 2007, respectively.

(3)	Includes $1.87 billion and $1.17 billion as of May 2008 and November 2007, respectively, of securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

(4)	Includes the fair value of commitments to extend credit.

(5)	Net of cash paid pursuant to credit support agreements of $33.90 billion and $27.76 billion as of May 2008 and November 2007, respectively.

(6)	Includes $7.64 billion as of November 2007, of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. The firm distributed to investors the securities that were issued by the securitization vehicles and therefore did not bear economic exposure to the underlying mortgage whole loans.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value Hierarchy

The firm’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

	As of
	May	November
	2008	2007
	($ in millions)

Total level 3 assets	$78,088 (2)	$69,151
Level 3 assets for which the firm bears economic exposure (1)	67,341	54,714

Total assets	1,088,145	1,119,796
Total financial assets at fair value	676,123	717,557

Total level 3 assets as a percentage of Total assets	7%	6%
Level 3 assets for which the firm bears economic exposure as a percentage of Total assets	6	5

Total level 3 assets as a percentage of Total financial assets at fair value	12	10
Level 3 assets for which the firm bears economic exposure as a percentage of Total financial assets at fair value	10	8

(1)	Excludes assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(2)	Total level 3 assets as of February 2008 were $96.39 billion.

The following tables set forth by level within the fair value hierarchy “Financial instruments owned, at fair value,” “Financial instruments sold, but not yet purchased, at fair value” and other financial assets and financial liabilities accounted for at fair value under SFAS No. 155 and SFAS No. 159 as of May 2008 and November 2007 (see Note 2 for further information on the fair value hierarchy). As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of May 2008
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$6,274		$10,675		$—		$—		$16,949
U.S. government, federal agency and sovereign obligations	35,172		27,411		—		—		62,583
Mortgage and other asset-backed loans and securities	—		19,676		17,847		—		37,523
Bank loans and bridge loans	—		22,648		13,301		—		35,949
Corporate debt securities and other debt obligations	138		23,213		11,846		—		35,197
Equities and convertible debentures	57,725		26,893		16,677	(6)	—		101,295
Physical commodities	—		1,248		—		—		1,248

Cash instruments	99,309		131,764		59,671		—		290,744
Derivative contracts	108		190,587		18,417		(88,662	) (7)	120,450

Financial instruments owned, at fair value	99,417		322,351		78,088		(88,662)		411,194
Securities segregated for regulatory and other purposes	25,090	(4)	38,642	(5)	—		—		63,732
Receivables from customers and counterparties (1)	—		1,100		—		—		1,100
Securities borrowed (2)	—		69,200		—		—		69,200
Financial instruments purchased under agreements to resell, at fair value	—		130,897		—		—		130,897

Total assets at fair value	$124,507		$562,190		$78,088		$(88,662)		$676,123

Level 3 assets for which the firm does not bear economic exposure (3)					(10,747)

Level 3 assets for which the firm bears economic exposure					$67,341

(1)	Principally consists of transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Reflects securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of May 2008
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)

U.S. government, federal agency and sovereign obligations	$42,094	$2,100	$—		$—		$44,194
Mortgage and other asset-backed loans and securities	—	674	13		—		687
Bank loans and bridge loans	—	1,258	342		—		1,600
Corporate debt securities and other debt obligations	—	7,927	220		—		8,147
Equities and convertible debentures	29,200	966	6		—		30,172
Physical commodities	—	47	—		—		47

Cash instruments	71,294	12,972	581		—		84,847
Derivative contracts	55	124,067	11,909		(38,009	) (7)	98,022

Financial instruments sold, but not yet purchased, at fair value	71,349	137,039	12,490		(38,009)		182,869
Unsecured short-term borrowings (1)	15	34,826	3,837		—		38,678
Bank deposits (2)	—	728	—		—		728
Securities loaned (3)	—	7,353	—		—		7,353
Financial instruments sold under agreements to repurchase, at fair value	—	115,733	—		—		115,733
Other secured financings (4)	—	25,409	880		—		26,289
Unsecured long-term borrowings (5)	—	20,843	2,002		—		22,845

Total liabilities at fair value	$71,364	$341,931	$19,209	(6)	$(38,009)		$394,495

(1)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(2)	Consists of certain certificates of deposit issued by GS Bank USA.

(3)	Reflects securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(4)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings.

(5)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(6)	Level 3 liabilities were 5% of Total liabilities at fair value.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of November 2007
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)

Commercial paper, certificates of deposit, time deposits and other money market instruments	$6,237		$2,748		$—		$—		$8,985
U.S. government, federal agency and sovereign obligations	37,966		32,808		—		—		70,774
Mortgage and other asset-backed loans and securities	—		38,073		16,000		—		54,073
Bank loans and bridge loans	—		35,820		13,334		—		49,154
Corporate debt securities and other debt obligations	915		32,193		6,111		—		39,219
Equities and convertible debentures	68,727		35,472		18,006	(6)	—		122,205
Physical commodities	—		2,571		—		—		2,571

Cash instruments	113,845		179,685		53,451		—		346,981
Derivative contracts	286		153,065		15,700		(63,437	) (7)	105,614

Financial instruments owned, at fair value	114,131		332,750		69,151		(63,437)		452,595
Securities segregated for regulatory and other purposes	24,078	(4)	69,940	(5)	—		—		94,018
Receivables from customers and counterparties (1)	—		1,950		—		—		1,950
Securities borrowed (2)	—		83,277		—		—		83,277
Financial instruments purchased under agreements to resell, at fair value	—		85,717		—		—		85,717

Total assets at fair value	$138,209		$573,634		$69,151		$(63,437)		$717,557

Level 3 assets for which the firm does not bear economic exposure (3)					(14,437)

Level 3 assets for which the firm bears economic exposure					$54,714

(1)	Consists of transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Reflects securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of November 2007
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)

U.S. government, federal agency and sovereign obligations	$57,714	$923	$—		$—		$58,637
Bank loans and bridge loans	—	3,525	38		—		3,563
Corporate debt securities and other debt obligations	—	7,764	516		—		8,280
Equities and convertible debentures	44,076	1,054	—		—		45,130
Physical commodities	—	35	—		—		35

Cash instruments	101,790	13,301	554		—		115,645
Derivative contracts	212	117,794	13,644		(32,272	) (7)	99,378

Financial instruments sold, but not yet purchased, at fair value	102,002	131,095	14,198		(32,272)		215,023
Unsecured short-term borrowings (1)	—	44,060	4,271		—		48,331
Bank deposits (2)	—	463	—		—		463
Securities loaned (3)	—	5,449	—		—		5,449
Financial instruments sold under agreements to repurchase, at fair value	—	159,178	—		—		159,178
Other secured financings (4)	—	33,581	—		—		33,581
Unsecured long-term borrowings (5)	—	15,161	767		—		15,928

Total liabilities at fair value	$102,002	$388,987	$19,236	(6)	$(32,272)		$477,953

(1)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(2)	Consists of certain certificates of deposit issued by GS Bank USA.

(3)	Reflects securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(4)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings.

(5)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(6)	Level 3 liabilities were 4% of Total liabilities at fair value.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Unrealized Gains/(Losses)

The table below sets forth a summary of unrealized gains/(losses) on the firm’s level 3 financial assets and financial liabilities still held at the reporting date for the three and six months ended May 2008 and May 2007.

	Level 3 Unrealized Gains/(Losses)
	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions)

Cash Instruments — Assets	$(944)	$98	$(3,194)	$1,179
Cash Instruments — Liabilities	—	9	(264)	(15)

Net unrealized gains/(losses) on level 3 cash instruments	(944)	107	(3,458)	1,164
Derivative Contracts — Net	(447)	(204)	1,900	(168)
Unsecured Short-Term Borrowings	(18)	(189)	40	(251)
Unsecured Long-Term Borrowings	(71)	2	32	36

Total level 3 unrealized gains/(losses)	$(1,480)	$(284)	$(1,486)	$781

Cash Instruments

The net unrealized loss on level 3 cash instruments of $944 million for the three months ended May 2008 primarily consisted of unrealized losses on certain bank loans and bridge loans, and corporate debt securities and other debt obligations, reflecting continued weakness in the credit markets. The net unrealized loss on level 3 cash instruments of $3.46 billion for the six months ended May 2008 primarily consisted of unrealized losses on loans and securities backed by commercial and residential real estate, certain bank loans and bridge loans, and corporate debt securities and other debt obligations, reflecting continued weakness in the broader credit markets.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Contracts

The net unrealized loss on level 3 derivative contracts of $447 million for the three months ended May 2008 and net unrealized gain of $1.90 billion for the six months ended May 2008 was primarily attributable to observable changes in underlying credit spreads (which are level 2 inputs). Level 3 gains and losses on derivative contracts should be considered in the context of the following factors:

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

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities for the three and six months ended May 2008 and May 2007. The tables reflect gains and losses, including gains and losses on financial assets and financial liabilities that were transferred to level 3 during the period, for the three and six month periods for all financial assets and financial liabilities categorized as level 3 as of May 2008 and May 2007, respectively. The tables do not include gains or losses that were reported in level 3 in prior periods for instruments that were sold or transferred out of level 3 prior to the end of the period presented.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities
	Three Months Ended May 2008
	Cash		Cash	Derivative		Unsecured		Other		Unsecured
	Instruments		Instruments	Contracts		Short-Term		Secured		Long-Term
	- Assets		- Liabilities	- Net		Borrowings		Financings		Borrowings
	(in millions)

Balance, beginning of period	$71,373		$(977)	$9,394		$(3,839)		$—		$(1,247)
Realized gains/(losses)	624	(1)	13 (4)	(8	) (4)	(134	) (4)	(6	) (4)	(4	) (4)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(944	) (1)	— (4)	(447	) (4)(5)	(18	) (4)	—		(71	) (4)
Purchases, issuances and settlements	(2,330	) (2)	301	68		357		18		(603)
Transfers in and/or out of level 3	(9,052	) (2)(3)	82	(2,499	) (6)	(203)		(892)		(77)

Balance, end of period	$59,671		$(581)	$6,508		$(3,837)		$(880)		$(2,002)

	Level 3 Financial Assets and Financial Liabilities
	Three Months Ended May 2007
	Cash		Cash	Derivative		Unsecured		Other		Unsecured
	Instruments		Instruments	Contracts		Short-Term		Secured		Long-Term
	- Assets		- Liabilities	- Net		Borrowings		Financings		Borrowings
	(in millions)

Balance, beginning of period	$37,848		$(224)	$341		$(4,836)		$—		$(777)
Realized gains/(losses)	587	(1)	9 (4)	483	(4)	71	(4)	—		(4	) (4)
Unrealized gains/(losses) relating to instruments still held at the reporting date	98	(1)	9 (4)	(204	) (4)(5)	(189	) (4)	—		2	(4)
Purchases, issuances and settlements	5,499		(452)	(920)		(946)		—		(123)
Transfers in and/or out of level 3	1,109	(7)	(191)	699		393		—		399

Balance, end of period	$45,141		$(849)	$399		$(5,507)		$—		$(503)

(1)	The aggregate amounts include approximately $(1.02) billion and $696 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the three months ended May 2008. The aggregate amounts include approximately $355 million and $330 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the three months ended May 2007.

(2)	The aggregate amount includes a decrease of $8.80 billion due to full and partial dispositions.

(3)	Includes transfers of loans and securities backed by commercial real estate, and bank loans and bridge loans to level 2 within the fair value hierarchy, reflecting improved price transparency for these financial instruments, largely as a result of partial dispositions.

(4)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(5)	Principally resulted from changes in level 2 inputs.

(6)	Principally reflects transfers to level 2 within the fair value hierarchy of mortgage-related derivative assets due to improved transparency of the correlation inputs used to value these financial instruments.

(7)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial and residential real estate and private equity investments, reflecting reduced price transparency for these financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities
	Six Months Ended May 2008
	Cash		Cash		Derivative		Unsecured		Other		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Secured		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Financings		Borrowings
	(in millions)

Balance, beginning of year	$53,451		$(554)		$2,056		$(4,271)		$—		$(767)
Realized gains/(losses)	1,370	(1)	10	(3)	104	(3)	(184	) (3)	(6	) (3)	5	(3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(3,194	) (1)	(264	) (3)	1,900	(3)(4)	40	(3)	—		32	(3)
Purchases, issuances and settlements	5,422		251		71		699		(874)		(1,072)
Transfers in and/or out of level 3	2,622	(2)	(24)		2,377	(5)	(121)		—		(200)

Balance, end of period	$59,671		$(581)		$6,508		$(3,837)		$(880)		$(2,002)

	Level 3 Financial Assets and Financial Liabilities
	Six Months Ended May 2007
	Cash		Cash		Derivative		Unsecured		Other		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Secured		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Financings		Borrowings
	(in millions)

Balance, beginning of year	$29,905		$(223)		$580		$(3,253)		$—		$(135)
Realized gains/(losses)	804	(1)	16	(3)	(12	) (3)	72	(3)	—		(4	) (3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	1,179	(1)	(15	) (3)	(168	) (3)(4)	(251	) (3)	—		36	(3)
Purchases, issuances and settlements	10,535		(351)		(372)		(2,589)		—		(595)
Transfers in and/or out of level 3	2,718	(6)	(276)		371		514		—		195

Balance, end of period	$45,141		$(849)		$399		$(5,507)		$—		$(503)

(1)	The aggregate amounts include approximately $(3.09) billion and $1.27 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the six months ended May 2008. The aggregate amounts include approximately $1.03 billion and $953 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the six months ended May 2007.

(2)	Principally reflects transfers of corporate debt securities and other debt obligations, and loans and securities backed by commercial real estate from level 2 within the fair value hierarchy, reflecting reduced price transparency for these financial instruments.

(3)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(4)	Principally resulted from changes in level 2 inputs.

(5)	Principally reflects transfers to level 2 within the fair value hierarchy of derivative liabilities due to improved transparency of the correlation inputs used to value these financial instruments.

(6)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial and residential real estate, and bank loans and bridge loans, reflecting reduced price transparency for these financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

For the three and six months ended May 2008 and May 2007, the changes in the fair value of receivables (including securities borrowed and resale agreements) for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material. As of May 2008 and November 2007, the difference between the fair value and the aggregate contractual principal amount of both long-term receivables and long-term debt instruments (principal and non-principal protected) for which the fair value option was elected was not material to the carrying value of either the long-term receivables or the long-term debt.

The following table sets forth the gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on liabilities for which the fair value option was elected. The firm calculates the impact of its own credit spread on liabilities carried at fair value by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads.

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions)

Gains/(losses) including hedges	$(178)	$(28)	$155	$(2)
Gains/(losses) excluding hedges	(375)	(28)	143	(2)

The following table sets forth the gains/(losses) included in earnings for the three and six months ended May 2008 and May 2007 related to financial assets and financial liabilities for which the firm has elected to apply the fair value option under SFAS No. 155 and SFAS No. 159. The table does not reflect the impact to the firm’s earnings of applying SFAS No. 159 because a significant amount of these gains and losses would have also been recognized under previously issued generally accepted accounting principles, or are economically hedged with instruments accounted for at fair value under other generally accepted accounting principles that are not reflected in the table below.

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions)

Other secured financings	$134 (1)	$5	$1,165 (1)	$(125)
Financial instruments owned, at fair value (2)	(97)	65	(402)	72
Unsecured short-term borrowings	(34)	(108)	228	(352)
Unsecured long-term borrowings	(1,906)	61	(2,124)	(731)
Other (3)	(27)	—	(21)	(1)

Total (4)	$(1,930)	$23	$(1,154)	$(1,137)

(1)	Includes $70 million and $870 million, for the three and six months ended May 2008, respectively, related to financings recorded as a result of certain mortgage securitizations that were accounted for as secured financings rather than sales under SFAS No. 140. Changes in the fair value of these secured financings are equally offset by changes in the fair value of the related mortgage whole loans, which were included within the firm’s “Financial instruments owned, at fair value” in the condensed consolidated statement of financial condition.

(2)	Primarily consists of investments for which the firm would otherwise have applied the equity method of accounting as well as securities held in GS Bank USA (which would otherwise be accounted for as available-for-sale).

(3)	Primarily consists of resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments and certain certificates of deposit issued by GS Bank USA.

(4)	Reported within “Trading and principal investments” within the condensed consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments.

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

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the condensed consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the three and six months ended May 2008 or May 2007. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

The fair value of the firm’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The fair value of derivative financial instruments, presented in accordance with the firm’s netting policy, is set forth below:

	As of
	May 2008		November 2007
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Contract Type
Forward settlement contracts	$21,392	$25,928	$22,561	$27,138
Swap agreements	138,286	62,625	104,793	62,697
Option contracts	62,777	60,820	53,056	53,047

Subtotal	$222,455	$149,373	$180,410	$142,882
Netting across contract types (1)	(17,449)	(17,449)	(15,746)	(15,746)
Cash collateral netting (2)	(84,556)	(33,902)	(59,050)	(27,758)

Total	$120,450	$98,022	$105,614	$99,378

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types pursuant to credit support agreements.

(2)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

The fair value of derivatives accounted for as qualifying hedges under SFAS No. 133 consisted of $8.83 billion and $5.12 billion in assets as of May 2008 and November 2007, respectively, and $751 million and $354 million in liabilities as of May 2008 and November 2007, respectively.

The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings, had a carrying value of $187 million and $463 million (excluding the debt host contract) as of May 2008 and November 2007, respectively. See Notes 4 and 5 for further information regarding the firm’s unsecured borrowings.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the amount of financial assets the firm securitized, as well as cash flows received on retained interests:

	Three Months				Six Months
	Ended May				Ended May
	2008		2007		2008		2007
	(in millions)

Residential mortgages	$2,591		$10,350		$4,111		$19,996
Commercial mortgages	773		1,361		773		1,361
Other financial assets	605	(1)	9,650	(2)	1,654	(1)	24,449	(2)

Total	$3,969		$21,361		$6,538		$45,806

Cash flows received on retained interests	$155		$203		$271		$365

(1)	Primarily in connection with collateralized loan obligations (CLOs).

(2)	Primarily in connection with CDOs and CLOs.

As of May 2008 and November 2007, the firm held $2.74 billion and $4.57 billion of retained interests, respectively, from these securitization activities, including $2.12 billion and $2.72 billion, respectively, held in QSPEs.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of May 2008		As of November 2007
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	CDOs and	Mortgage-	CDOs and
	Backed	CLOs (4)	Backed	CLOs (4)
	($ in millions)

Fair value of retained interests	$1,944	$794	$3,378	$1,188

Weighted average life (years)	4.8	4.0	6.6	2.7

Constant prepayment rate (1)	15.3%	10.5%	15.1%	11.9%
Impact of 10% adverse change (1)	$(18)	$(13)	$(50)	$(43)
Impact of 20% adverse change (1)	(36)	(28)	(91)	(98)

Anticipated credit losses (2)	3.3%	N/A	4.3%	N/A
Impact of 10% adverse change (3)	$(5)	$—	$(45)	$—
Impact of 20% adverse change (3)	(10)	—	(72)	—

Discount rate	14.6%	21.2%	8.4%	23.1%
Impact of 10% adverse change	$(51)	$(43)	$(89)	$(46)
Impact of 20% adverse change	(99)	(82)	(170)	(92)

(1)	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

(2)	Anticipated credit losses are computed only on positions for which expected credit loss is a key assumption in the determination of fair value or positions for which expected credit loss is not reflected within the discount rate.

(3)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(4)	Includes $437 million and $905 million as of May 2008 and November 2007, respectively, of retained interests related to transfers of securitized assets that were accounted for as secured financings rather than sales under SFAS No. 140.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests were approximately $3 billion and $6 billion as of May 2008 and November 2007, respectively.

As of May 2008 and November 2007, the firm held mortgage servicing rights with a fair value of $248 million and $93 million, respectively. These servicing assets represent the firm’s right to receive a future stream of cash flows, such as servicing fees, in excess of the firm’s obligation to service residential mortgages. The fair value of mortgage servicing rights will fluctuate in response to changes in certain economic variables, such as discount rates and loan prepayment rates. The firm estimates the fair value of mortgage servicing rights by using valuation models that incorporate these variables in quantifying anticipated cash flows related to servicing activities. Mortgage servicing rights are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and are classified within level 3 of the fair value hierarchy. The following table sets forth changes in the firm’s mortgage servicing rights, as well as servicing fees earned:

	Three Months Ended	Six Months Ended
	May 2008	May 2008
	(in millions)

Balance, beginning of period	$283	$93
Purchases	—	212 (2)
Servicing assets that resulted from transfers of financial assets	—	3
Changes in fair value due to changes in valuation inputs and assumptions	(35)	(60)

Balance, end of period (1)	$248	$248

Contractually specified servicing fees	$72	$137

(1)	Fair value as of May 2008 was estimated using a weighted average discount rate of approximately 16% and a weighted average prepayment rate of approximately 26%.

(2)	Related to the acquisition of Litton Loan Servicing LP.

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

	As of May 2008
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and			Loans and
	Assets	Interests	Guarantees	Derivatives		Investments	Total
		(in millions)
Mortgage CDOs	$18,569	$516	$—	$8,144	(4)	$—	$8,660
Corporate CDOs and CLOs	10,891	402	—	1,398	(5)	—	1,800
Real estate, credit-related and other investing (2)	28,216	—	8	—		3,977	3,985
Municipal bond securitizations	254	—	254	—		—	254
Other asset-backed	4,200	—	—	1,793		—	1,793
Power-related	438	2	37	—		16	55
Principal-protected notes (3)	5,948	—	—	5,683		—	5,683

Total	$68,516	$920	$299	$17,018		$3,993	$22,230

	As of November 2007
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	VIE	and Retained	and			Loans and
	Assets	Interests	Guarantees	Derivatives		Investments	Total
		(in millions)
Mortgage CDOs	$18,914	$1,011	$—	$10,089	(4)	$—	$11,100
Corporate CDOs and CLOs	10,750	411	—	2,218	(5)	—	2,629
Real estate, credit-related and other investing (2)	17,272	—	107	12		3,141	3,260
Municipal bond securitizations	1,413	—	1,413	—		—	1,413
Other mortgage-backed	3,881	719	—	—		—	719
Other asset-backed	3,771	—	—	1,579		—	1,579
Power-related	438	2	37	—		16	55
Principal-protected notes (3)	5,698	—	—	5,186		—	5,186

Total	$62,137	$2,143	$1,557	$19,084		$3,157	$25,941

(1)	Such amounts do not represent the anticipated losses in connection with these transactions.

(2)	The firm obtains interests in these VIEs in connection with making proprietary investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities.

(3)	Consists of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing.

(4)	Primarily consists of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(5)	Primarily consists of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

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

	As of May 2008		As of November 2007
		Maximum		Maximum
		Exposure		Exposure
	VIE Assets (1)	to Loss (2)	VIE Assets (1)	to Loss (2)
	(in millions)

Real estate, credit-related and other investing	$2,116	$527	$2,118	$525
Municipal bond securitizations	1,814	1,814	1,959	1,959
CDOs, mortgage-backed and other asset-backed	232	176	604	109
Foreign exchange and commodities	455	477	300	329
Principal-protected notes	803	817	1,119	1,118

Total	$5,420	$3,811	$6,100	$4,040

(1)	Consolidated VIE assets include assets financed on a nonrecourse basis.

(2)	Such amounts do not represent the anticipated losses in connection with these transactions.

While the firm is routinely involved with VIEs and QSPEs in connection with its securitization activities, the firm did not have off-balance-sheet commitments to purchase or finance CDOs held by structured investment vehicles as of May 2008 or November 2007.

Collateralized Transactions

The firm receives financial instruments as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. Such financial instruments may include obligations of the U.S. government, federal agencies, sovereigns and corporations, as well as equities and convertibles.

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of May 2008 and November 2007, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $868.19 billion and $891.05 billion, respectively, of which the firm delivered or repledged $730.10 billion and $785.62 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Financial instruments owned and pledged to counterparties that have the right to deliver or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $37.38 billion and $46.14 billion as of May 2008 and November 2007, respectively. Financial instruments owned and pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and were $120.98 billion and $156.92 billion as of May 2008 and November 2007, respectively. Other

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $7.65 billion and $5.86 billion as of May 2008 and November 2007, respectively.

In addition to repurchase agreements and securities lending agreements, the firm obtains secured funding through the use of other arrangements. Other secured financings include arrangements that are nonrecourse, that is, only the subsidiary that executed the arrangement or a subsidiary guaranteeing the arrangement is obligated to repay the financing. Other secured financings consist of liabilities related to the firm’s William Street program, consolidated VIEs, collateralized central bank financings, transfers of financial assets that are accounted for as financings rather than sales under SFAS No. 140 (primarily pledged bank loans and mortgage whole loans) and other structured financing arrangements.

Other secured financings by maturity are set forth in the table below:

	As of
	May	November
	2008	2007
	(in millions)

Other secured financings (short-term) (1)(2)	$27,168	$32,410
Other secured financings (long-term):
2009	482	2,903
2010	2,342	2,301
2011	4,599	2,427
2012	4,319	4,973
2013	1,828	702
2014-thereafter	12,352	19,994

Total other secured financings (long-term) (3)(4)	25,922	33,300

Total other secured financings (5)	$53,090	$65,710

(1)	As of May 2008, consists of U.S. dollar-denominated financings of $22.73 billion with a weighted average interest rate of 2.81% and non-U.S. dollar-denominated financings of $4.44 billion with a weighted average interest rate of 1.59%, after giving effect to hedging activities. As of November 2007, consists of U.S. dollar-denominated financings of $18.47 billion with a weighted average interest rate of 5.32% and non-U.S. dollar-denominated financings of $13.94 billion with a weighted average interest rate of 0.91%, after giving effect to hedging activities. The weighted average interest rates as of May 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 159.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of May 2008, consists of U.S. dollar-denominated financings of $12.30 billion with a weighted average interest rate of 4.14% and non-U.S. dollar-denominated financings of $13.62 billion with a weighted average interest rate of 4.57%, after giving effect to hedging activities. As of November 2007, consists of U.S. dollar-denominated financings of $22.13 billion with a weighted average interest rate of 5.73% and non-U.S. dollar-denominated financings of $11.17 billion with a weighted average interest rate of 4.28%, after giving effect to hedging activities. The weighted average interest rates as of May 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 159.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	As of May 2008, $47.18 billion of these financings were collateralized by financial instruments and $5.91 billion by other assets (primarily real estate and cash). As of November 2007, $61.34 billion of these financings were collateralized by financial instruments and $4.37 billion by other assets (primarily real estate and cash). Other secured financings include $19.10 billion and $25.37 billion of nonrecourse obligations as of May 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.	Unsecured Short-Term Borrowings

The firm obtains unsecured short-term borrowings primarily through the issuance of promissory notes, commercial paper and hybrid financial instruments. As of May 2008 and November 2007, these borrowings were $71.18 billion and $71.56 billion, respectively. Such amounts also include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under SFAS No. 155 or SFAS No. 159. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

Unsecured short-term borrowings are set forth below:

	As of
	May	November
	2008	2007
	(in millions)

Promissory notes	$8,468	$13,251
Commercial paper	1,352	4,343
Current portion of unsecured long-term borrowings	28,939	22,740
Hybrid financial instruments	21,389	22,318
Other short-term borrowings	11,028	8,905

Total (1)	$71,176	$71,557

(1)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 2.76% and 5.05% as of May 2008 and November 2007, respectively. The weighted average interest rates as of May 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Unsecured Long-Term Borrowings

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings.

Unsecured long-term borrowings are set forth below:

	As of
	May	November
	2008	2007
	(in millions)

Fixed rate obligations (1)
U.S. dollar	$62,092	$55,281
Non-U.S. dollar	38,134	29,139
Floating rate obligations (2)
U.S. dollar	44,162	47,308
Non-U.S. dollar	37,663	32,446

Total	$182,051	$164,174

(1)	As of May 2008 and November 2007, interest rates on U.S. dollar fixed rate obligations ranged from 3.87% to 10.04% and from 3.88% to 10.04%, respectively. As of both May 2008 and November 2007, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.67% to 8.88%.

(2)	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

Unsecured long-term borrowings by maturity date are set forth below:

	As of
	May 2008 (1)(2)			November 2007 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
	(in millions)

2009	$8,709	$1,429	$10,138	$20,204	$2,978	$23,182
2010	8,905	6,003	14,908	7,989	5,714	13,703
2011	7,038	5,293	12,331	5,848	4,839	10,687
2012	15,397	3,945	19,342	14,913	3,695	18,608
2013	6,646	14,391	21,037	6,490	9,326	15,816
2014-thereafter	59,559	44,736	104,295	47,145	35,033	82,178

Total	$106,254	$75,797	$182,051	$102,589	$61,585	$164,174

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, commodity contracts and equity-linked and indexed contracts, to effectively convert a substantial portion of its unsecured long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of May 2008 and November 2007. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to the widening of the firm’s own credit spreads was a reduction in the fair value of total unsecured long-term borrowings of approximately 4% and 1% as of May 2008 and November 2007, respectively.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	May 2008		November 2007
	Amount	Rate	Amount	Rate
	($ in millions)

Fixed rate obligations	$3,998	4.97%	$3,787	5.28%
Floating rate obligations (1)	178,053	3.45	160,387	5.68

Total (2)	$182,051	3.49	$164,174	5.67

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of May 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated borrowings with outstanding principal amounts of $20.15 billion and $16.32 billion as of May 2008 and November 2007, respectively, as set forth below.

Subordinated Debt.  As of May 2008, the firm had $15.06 billion of senior subordinated debt outstanding with maturities ranging from 2009 to 2038. The effective weighted average interest rate on this debt was 3.96%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2007, the firm had $11.23 billion of senior subordinated debt outstanding with maturities ranging from fiscal 2009 to 2037. The effective weighted average interest rate on this debt was 5.75%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. This debt is junior in right of payment to all of the firm’s senior indebtedness.

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

Junior Subordinated Debt Issued to Trusts in Connection with Fixed-to-Floating and Floating Rate Normal Automatic Preferred Enhanced Capital Securities.  In 2007, the firm issued a total of $2.25 billion of remarketable junior subordinated debt to Goldman Sachs Capital II and Goldman Sachs Capital III (the APEX Trusts), Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to the firm. The firm also entered into contracts with the APEX Trusts to sell $2.25 billion of perpetual non-cumulative preferred stock to be issued by the firm (the stock purchase contracts). The APEX Trusts are wholly owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm pays interest semi-annually on $1.75 billion of junior subordinated debt issued to Goldman Sachs Capital II at a fixed annual rate of 5.59% and the debt matures on June 1, 2043. The firm pays interest quarterly on $500 million of junior subordinated debt issued to Goldman Sachs Capital III at a rate per annum equal to three-month LIBOR plus .57% and the debt matures on September 1, 2043. In addition, the firm makes contract payments at a rate of .20% per annum on the stock purchase contracts held by the APEX Trusts. The firm has the right to defer payments on the junior subordinated debt and the stock purchase contracts, subject to limitations, and therefore cause payment on the APEX to be deferred. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. The junior subordinated debt is junior in right of payment to all of the firm’s senior indebtedness and all of the firm’s other subordinated borrowings.

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

Commitments

Forward Starting Collateralized Agreements and Financings.  The firm had forward starting resale agreements and securities borrowing agreements of $27.92 billion and $28.14 billion as of May 2008 and November 2007, respectively. The firm had forward starting repurchase agreements and securities lending agreements of $10.63 billion and $15.39 billion as of May 2008 and November 2007, respectively.

Commitments to Extend Credit.  In connection with its lending activities, the firm had outstanding commitments to extend credit of $73.98 billion and $82.75 billion as of May 2008 and November 2007, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value. To the extent that the firm recognizes losses on these commitments, such losses are recorded within the firm’s Trading and Principal Investments segment net of any related underwriting fees.

The following table summarizes the firm’s commitments to extend credit as of May 2008 and November 2007:

	As of
	May	November
	2008	2007
	(in millions)

Commercial lending commitments
Investment-grade	$22,545	$11,719
Non-investment-grade	21,552	41,930
William Street program	23,890	24,488
Warehouse financing	5,988	4,610

Total commitments to extend credit	$73,975	$82,747

•	Commercial lending commitments. The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm may syndicate all or substantial portions of these commitments, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

Included within non-investment-grade commitments as of May 2008 was $10.15 billion of exposure to leveraged lending capital market transactions, $1.80 billion related to commercial real estate transactions and $9.60 billion arising from other unfunded credit facilities. Included within the non-investment-grade amount as of November 2007 was $26.09 billion of exposure to leveraged lending capital market transactions, $3.50 billion related to commercial real estate transactions and $12.34 billion arising from other unfunded credit facilities. Including funded loans, the firm’s total exposure to leveraged lending capital market transactions was $22.34 billion and $43.06 billion as of May 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, William Street Credit Corporation, GS Bank USA, Goldman Sachs Credit Partners L.P. or other consolidated wholly owned subsidiaries of Group Inc. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets to be securitized. These financings generally are expected to be repaid from the proceeds of the related securitizations for which the firm may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans and commercial mortgages as of May 2008 and November 2007. In connection with its warehouse financing activities, the firm had loans of $34 million and $44 million collateralized by subprime mortgages as of May 2008 and November 2007, respectively.

Letters of Credit.  The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $9.47 billion and $8.75 billion as of May 2008 and November 2007, respectively.

Investment Commitments.  In connection with its merchant banking and other investing activities, the firm invests in private equity, real estate and other assets directly and through funds that it raises and manages. In connection with these activities, the firm had commitments to invest up to $14.94 billion and $17.76 billion as of May 2008 and November 2007, respectively, including $12.28 billion and $12.32 billion, respectively, of commitments to invest in funds managed by the firm.

Construction-Related Commitments.  As of May 2008 and November 2007, the firm had construction-related commitments of $643 million and $769 million, respectively, including commitments of $443 million and $642 million as of May 2008 and November 2007, respectively, related to the firm’s new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion. The firm has partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

Underwriting Commitments.  As of May 2008 and November 2007, the firm had commitments to purchase $3.35 billion and $88 million, respectively, of securities in connection with its underwriting activities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other.  The firm had other purchase commitments of $908 million and $420 million as of May 2008 and November 2007, respectively.

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

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below:

(in millions)

Minimum rental payments
Remainder of 2008	$240
2009	470
2010	430
2011	335
2012	272
2013-thereafter	2,062

Total	$3,809

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $9.10 billion and $10.84 billion of contract holder account balances as of May 2008 and November 2007, respectively, for such benefits. The weighted average attained age of these contract holders was 68 years and 67 years as of May 2008 and November 2007, respectively. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.26 billion and $1.04 billion as of May 2008 and November 2007, respectively. See Note 10 for more information on the firm’s insurance liabilities.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of May 2008 and November 2007:

	As of May 2008
	Maximum Payout/Notional Amount by Period of Expiration (1)
	Remainder	2009-	2011-	2013-
	of 2008	2010	2012	Thereafter	Total
	(in millions)

Derivatives (2)	$298,791	$481,284	$433,912	$570,630	$1,784,617
Securities lending indemnifications (3)	34,675	—	—	—	34,675
Performance bonds (4)	2,175	—	—	—	2,175
Other financial guarantees (5)	208	315	333	95	951

	As of November 2007
	Maximum Payout/Notional Amount by Period of Expiration (1)
		2009-	2011-	2013-
	2008	2010	2012	Thereafter	Total
	(in millions)

Derivatives (2)	$580,769	$492,563	$457,511	$514,498	$2,045,341
Securities lending indemnifications (3)	26,673	—	—	—	26,673
Performance bonds (4)	2,046	—	—	—	2,046
Other financial guarantees (5)	381	121	258	46	806

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	The aggregate carrying value of these derivatives was a liability of $38.71 billion and $33.10 billion as of May 2008 and November 2007, respectively. The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement. These derivative contracts are risk managed together with derivative contracts that are not considered guarantees under FIN No. 45, and therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $36.21 billion and $27.49 billion as of May 2008 and November 2007, respectively.

(4)	Excludes collateral of $2.18 billion and $2.05 billion related to these obligations as of May 2008 and November 2007, respectively.

(5)	The carrying value of these guarantees was a liability of $64 million and $43 million as of May 2008 and November 2007, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of May 2008 and November 2007.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of May 2008 and November 2007.

Note 7.	Shareholders’ Equity

On June 16, 2008, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per common share with respect to the firm’s second quarter of 2008 to be paid on August 28, 2008, to common shareholders of record on July 29, 2008.

During the three and six months ended May 2008, the firm repurchased 1.2 million and 9.0 million shares of its common stock at a total cost of $203 million and $1.76 billion, respectively. The average price paid per share for repurchased shares was $173.85 and $195.63 for the three and six months ended May 2008, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 6.7 million of restricted stock units with a total value of $1.31 billion in the first half of 2008.

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

As of May 2008, the firm had 124,000 shares of perpetual non-cumulative preferred stock issued and outstanding in four series as set forth in the following table:

	Shares	Shares		Earliest	Redemption Value
Series	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)

A	30,000	50,000	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750

B	32,000	50,000	6.20% per annum	October 31, 2010	800

C	8,000	25,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200

D	54,000	60,000	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350

	124,000	185,000			$3,100

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

In 2007, the Board authorized 17,500.1 shares of perpetual Non-Cumulative Preferred Stock, Series E and 5,000.1 shares of perpetual Non-Cumulative Preferred Stock, Series F in connection with the APEX issuance (see Note 5 for further information on the APEX issuance). Under the stock purchase contracts, the firm will issue on the relevant stock purchase dates (on or before June 1, 2013 and September 1, 2013 for Series E and Series F preferred stock, respectively) one share of Series E and Series F preferred stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated debt held by these trusts. When issued, each share of Series E and Series F preferred stock will have a par value of $0.01 and a liquidation preference of $100,000 per share. Dividends on Series E preferred stock, if declared, will be payable semi-annually at a fixed annual rate of 5.79% if the stock is issued prior to June 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%. Dividends on Series F preferred stock, if declared, will be payable quarterly at a rate per annum equal to three-month LIBOR plus 0.77% if the stock is issued prior to September 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%. The preferred stock may be redeemed at the option of the firm on the stock purchase dates or any day thereafter, subject to the approval of the U.S. Securities and Exchange Commission (SEC) and certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On June 16, 2008, the Board declared a dividend per preferred share of $236.98, $387.50, $252.78 and $252.78 for Series A, Series B, Series C and Series D preferred stock, respectively, to be paid on August 11, 2008 to preferred shareholders of record on July 27, 2008.

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	May	November
	2008	2007
	(in millions)

Adjustment from adoption of SFAS No. 158, net of tax	$(194)	$(194)
Currency translation adjustment, net of tax	56	68
Net unrealized gains/(losses) on available-for-sale securities, net of tax (1)	(4)	8
Pension and postretirement liability adjustment, net of tax	6	—

Total accumulated other comprehensive income, net of tax	$(136)	$(118)

(1)	Consists of net unrealized losses of $16 million on available-for-sale securities held by the firm’s insurance subsidiaries and net unrealized gains of $12 million on available-for-sale securities held by investees accounted for under the equity method as of May 2008. Consists of net unrealized gains of $9 million on available-for-sale securities held by investees accounted for under the equity method and net unrealized losses of $1 million on available-for-sale securities held by the firm’s insurance subsidiaries as of November 2007.

Note 8.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions, except per share amounts)

Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,051	$2,287	$3,518	$5,435

Denominator for basic EPS — weighted average number of common shares	427.5	435.8	430.3	440.2
Effect of dilutive securities (1)
Restricted stock units	9.6	13.3	9.1	12.5
Stock options	10.3	15.0	11.2	15.3

Dilutive potential common shares	19.9	28.3	20.3	27.8

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	447.4	464.1	450.6	468.0

Basic EPS	$4.80	$5.25	$8.18	$12.35
Diluted EPS	4.58	4.93	7.81	11.61

(1)	The diluted EPS computations do not include the antidilutive effect of the following restricted stock units and stock options:

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions)

Number of antidilutive restricted stock units and stock options, end of period	6.4	—	7.0	—

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	May	November
	2008	2007
	(in millions)

Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	301	123
Equities (1)	2,389	2,381
Principal Investments	34	11
Asset Management and Securities Services
Asset Management (2)	564	564
Securities Services	117	117

Total	$3,530	$3,321

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		May	November
		2008	2007
		(in millions)

Customer lists (1)	Gross carrying amount	$1,171	$1,086
	Accumulated amortization	(396)	(354)

	Net carrying amount	$775	$732

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(232)	(212)

specialist rights	Net carrying amount	$482	$502

Insurance-related	Gross carrying amount	$438	$461
assets (2)	Accumulated amortization	(104)	(89)

	Net carrying amount	$334	$372

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF) lead	Accumulated amortization	(40)	(38)

market maker rights	Net carrying amount	$98	$100

Other (3)	Gross carrying amount	$145	$360
	Accumulated amortization	(69)	(295)

	Net carrying amount	$76	$65

Total	Gross carrying amount	$2,606	$2,759
	Accumulated amortization	(841)	(988)

	Net carrying amount	$1,765	$1,771

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of the variable annuity and life insurance business. DAC results from commissions paid by the firm to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with the firm and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is seven years as of May 2008.

(3)	Primarily includes marketing-related assets and power contracts.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 12 years.

The estimated future amortization for existing identifiable intangible assets through 2013 is set forth below:

(in millions)

Remainder of 2008	$104
2009	179
2010	162
2011	160
2012	148
2013	133

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	May	November
	2008	2007
	(in millions)

Property, leasehold improvements and equipment (1)	$10,515	$8,975
Goodwill and identifiable intangible assets (2)	5,295	5,092
Income tax-related assets	4,032	4,177
Equity-method investments (3)	1,823	2,014
Miscellaneous receivables and other	4,247	3,809

Total	$25,912	$24,067

(1)	Net of accumulated depreciation and amortization of $6.35 billion and $5.88 billion as of May 2008 and November 2007, respectively.

(2)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments of $3.20 billion and $2.25 billion accounted for at fair value under SFAS No. 159 as of May 2008 and November 2007, respectively, which are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	May	November
	2008	2007
	(in millions)

Insurance-related liabilities (1)	$10,114	$10,344
Minority interest (2)	3,687	7,265
Compensation and benefits	6,900	11,816
Income tax-related liabilities	1,984	2,546
Accrued expenses and other payables	4,901	4,749
Employee interests in consolidated funds	490	2,187

Total	$28,076	$38,907

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	May	November
	2008	2007
	(in millions)

Separate account liabilities	$6,205	$7,039
Liabilities for future benefits and unpaid claims	2,762	2,142
Contract holder account balances	919	937
Reserves for guaranteed minimum death and income benefits	228	226

Total insurance-related liabilities	$10,114	$10,344

Separate account liabilities are offset by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.28 billion and $1.30 billion as of May 2008 and November 2007, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $768 million and $785 million as of May 2008 and November 2007, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are computed in accordance with AICPA SOP 03-1 and are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $2.21 billion and $5.95 billion related to consolidated investment funds as of May 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Employee Benefit Plans

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

The firm also maintains a defined benefit pension plan for substantially all U.S. employees hired prior to November 1, 2003. As of November 2004, this plan was closed to new participants and frozen such that existing participants would not accrue any additional benefits. In addition, the firm maintains unfunded postretirement benefit plans that provide medical and life insurance for eligible retirees and their dependents covered under these programs.

The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions)

U.S. pension
Interest cost	$6	$5	$11	$11
Expected return on plan assets	(8)	(8)	(16)	(16)
Net amortization	—	1	—	1

Total	$(2)	$(2)	$(5)	$(4)

Non-U.S. pension
Service cost	$21	$19	$42	$37
Interest cost	11	8	21	16
Expected return on plan assets	(11)	(9)	(21)	(17)
Net amortization	—	3	1	5

Total	$21	$21	$43	$41

Postretirement
Service cost	$5	$4	$10	$9
Interest cost	6	5	13	10
Net amortization	5	4	9	8

Total	$16	$13	$32	$27

The firm expects to contribute a minimum of $134 million to its pension plans and $8 million to its postretirement plans in 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $1.76 billion for the six months ended both May 2008 and May 2007. As of May 2008 and November 2007, the fees receivable from these funds were $763 million and $596 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $14.91 billion and $12.90 billion as of May 2008 and November 2007, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 6 for the firm’s commitments related to these funds.

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

During the six months ended May 30, 2008, the net liability of $545 million as of December 1, 2007 increased by approximately $81 million. The firm does not expect unrecognized tax benefits to change significantly during the twelve months subsequent to May 30, 2008.

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

The firm is regulated by the SEC as a Consolidated Supervised Entity (CSE) and, as such, is subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. The firm was in compliance with the CSE capital adequacy standards as of May 2008 and November 2007.

The firm’s principal U.S. regulated subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of May 2008, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $11.14 billion, which exceeded the amounts required by $8.28 billion. As of May 2008, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.16 billion, which exceeded the amounts required by $1.09 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of May 2008 and November 2007, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

GS Bank USA, a wholly owned industrial bank, is regulated by the Federal Deposit Insurance Corporation and the State of Utah Department of Financial Institutions. Goldman Sachs Bank Europe PLC (GS Bank Europe), a wholly owned credit institution, is regulated by the Irish Financial Regulator. Both entities are subject to minimum capital requirements and as of May 2008, both were in compliance with all regulatory capital requirements. As of May 2008 and November 2007, substantially all bank deposits were held at GS Bank USA and GS Bank Europe. Deposits at GS Bank USA were $22.36 billion and $15.26 billion as of May 2008 and November 2007, respectively, all of which were U.S. dollar-denominated and the weighted average interest rates for these deposits were 2.61% and 4.71% as of May 2008 and November 2007, respectively. As of May 2008, deposits at GS Bank Europe were $7.10 billion, substantially all of which were either U.S. dollar or Euro-denominated and the weighted average interest rate for these deposits was 3.11%. Substantially all of these deposits have no stated maturity and can be withdrawn upon short notice. The carrying value of bank deposits approximated fair value as of May 2008 and November 2007.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the Bermuda Registrar of Companies and the U.K.’s Financial Services Authority (FSA). The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of May 2008 and November 2007.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. As of May 2008 and November 2007, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of May 2008 and November 2007, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the		As of or for the
		Three Months		Six Months
		Ended May		Ended May
		2008	2007	2008	2007
		(in millions)

Investment	Net revenues	$1,685	$1,721	$2,857	$3,437
Banking	Operating expenses	1,155	1,246	2,095	2,540

	Pre-tax earnings	$530	$475	$762	$897

	Segment assets	$7,269	$5,504	$7,269	$5,504

Trading and	Net revenues	$5,591	$6,649	$10,715	$16,066
Principal	Operating expenses	3,961	4,196	7,704	9,590

Investments	Pre-tax earnings	$1,630	$2,453	$3,011	$6,476

	Segment assets	$724,122	$615,519	$724,122	$615,519

Asset Management	Net revenues	$2,146	$1,812	$4,185	$3,409
and Securities	Operating expenses	1,477	1,307	2,970	2,490

Services	Pre-tax earnings	$669	$505	$1,215	$919

	Segment assets	$356,754	$322,173	$356,754	$322,173

Total	Net revenues (1)	$9,422	$10,182	$17,757	$22,912
	Operating expenses (2)	6,590	6,751	12,782	14,622

	Pre-tax earnings (3)	$2,832	$3,431	$4,975	$8,290

	Total assets	$1,088,145	$943,196	$1,088,145	$943,196

(1)	Net revenues include net interest as set forth in the table below:

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions)

Investment Banking	$—	$1	$6	$1
Trading and Principal Investments	352	407	599	751
Asset Management and Securities Services	925	705	1,623	1,169

Total net interest	$1,277	$1,113	$2,228	$1,921

(2)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $(3) million and $2 million for the three months ended May 2008 and May 2007, respectively, and $13 million and $2 million for the six months ended May 2008 and May 2007, respectively, that have not been allocated to the firm’s segments.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions)

Investment Banking	$38	$34	$76	$67
Trading and Principal Investments	214	203	460	400
Asset Management and Securities Services	59	44	118	86

Total depreciation and amortization	$311	$281	$654	$553

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

The following table sets forth the total net revenues of the firm and its consolidated subsidiaries by geographic region allocated on the methodology described above, as well as the percentage of total net revenues for each geographic region:

	Three Months				Six Months
	Ended May				Ended May
	2008		2007		2008		2007
	($ in millions)

Net revenues
Americas (1)	$5,316	57%	$4,896	48%	$9,523	53%	$11,159	49%
EMEA (2)	2,756	29	3,465	34	5,430	31	7,632	33
Asia	1,350	14	1,821	18	2,804	16	4,121	18

Total net revenues	$9,422	100%	$10,182	100%	$17,757	100%	$22,912	100%

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of May 30, 2008, the related condensed consolidated statements of earnings for the three and six months ended May 30, 2008 and May 25, 2007, the condensed consolidated statement of changes in shareholders’ equity for the six months ended May 30, 2008, the condensed consolidated statements of cash flows for the six months ended May 30, 2008 and May 25, 2007, and the condensed consolidated statements of comprehensive income for the three and six months ended May 30, 2008 and May 25, 2007. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
June 28, 2008

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

Unless specifically stated otherwise, all references to May 2008 and May 2007 refer to our fiscal periods ended, or the dates, as the context requires, May 30, 2008 and May 25, 2007, respectively. All references to November 2007, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 30, 2007. All references to 2008, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, November 28, 2008.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, and its consolidated subsidiaries.

Executive Overview

Three Months Ended May 2008 versus May 2007.  Our diluted earnings per common share were $4.58 for the second quarter of 2008 compared with $4.93 for the second quarter of 2007. Annualized return on average tangible common shareholders’ equity (1) was 23.5% and annualized return on average common shareholders’ equity was 20.4% for the second quarter of 2008. Book value per common share increased 5% during the quarter to $97.49.

Our results for the second quarter of 2008, although lower than the same period last year, were strong, particularly given the continued challenging market conditions. Net revenues in Trading and Principal Investments decreased compared with the second quarter of 2007, primarily reflecting a significant decrease in Fixed Income, Currency and Commodities (FICC). The decrease in FICC reflected significantly lower results in credit products. Credit products included a loss of approximately $775 million (including a loss of approximately $500 million from hedges) related to non-investment-grade credit origination activities, and lower results from investments compared with the second quarter of 2007. The decrease in credit products was partially offset by higher net revenues in mortgages, which improved from a difficult second quarter of 2007, as well as higher net revenues in interest rate products, commodities and currencies. During the quarter, FICC operated in an environment characterized by solid client activity, generally tighter corporate credit spreads and volatile markets. Net revenues in Principal Investments were strong, but lower compared with the second quarter of 2007, primarily reflecting lower gains from corporate principal investments, partially offset by improved results related to our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC). Net revenues in Equities were essentially unchanged from the second quarter of 2007, as significantly higher net revenues in the client franchise businesses were offset by significantly lower net revenues in principal strategies. Commission volumes were strong and were higher compared with the second quarter of 2007. During the quarter, Equities operated in an environment generally characterized by strong client activity and higher equity prices, as well as continued high levels of volatility.

Net revenues in Investment Banking decreased slightly compared with a strong second quarter of 2007, reflecting a decrease in Underwriting, partially offset by an increase in Financial Advisory. The decrease in Underwriting reflected significantly lower net revenues in debt underwriting, partially offset by significantly higher net revenues in equity underwriting, which achieved its best quarterly performance in eight years. The decline in debt underwriting was principally due to a decrease in leveraged finance activity, as market conditions remained challenging. The increase in equity underwriting reflected strong client activity. Our investment banking transaction backlog decreased during the quarter. (2)

Net revenues in Asset Management and Securities Services increased significantly compared with the second quarter of 2007. Asset Management net revenues increased, reflecting higher management and other fees. During the quarter, assets under management increased $22 billion to a record $895 billion. Securities Services achieved record quarterly net revenues, as our prime brokerage business continued to generate strong results, primarily reflecting significantly higher customer balances.

Six Months Ended May 2008 versus May 2007.  Our diluted earnings per common share were $7.81 for the six months ended May 2008 compared with $11.61 for the same period last year. Annualized return on average tangible common shareholders’ equity (1) was 20.2% and annualized return on average common shareholders’ equity was 17.6% for the six months ended May 2008.

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

Our results for the first half of 2008 reflected less favorable market conditions compared with the same period last year. Net revenues in Trading and Principal Investments were significantly lower compared with a strong first half of 2007, reflecting significant decreases in FICC and Principal Investments, as well as lower net revenues in Equities. Results in FICC were adversely affected by weakness in the broader credit markets. Credit products included a loss of approximately $1.8 billion (including a loss of approximately $150 million from hedges) related to non-investment-grade credit origination activities, as well as lower results from investments compared with the same period last year. Net losses on residential mortgage loans and securities included a loss of approximately $1 billion in the first quarter of 2008. Across the broader franchise in FICC, client activity levels were high and results were strong during the first half of 2008. Net revenues in interest rate products, currencies and commodities were significantly higher compared with the same period last year. The decrease in Principal Investments reflected significantly lower gains and overrides from corporate and, to a lesser extent, real estate principal investments. The decrease in Equities reflected significantly lower results in principal strategies, partially offset by higher net revenues in the client franchise businesses. During the first half of 2008, Equities operated in an environment generally characterized by lower equity prices. However, volatility levels remained high and client activity levels were strong, which contributed to a significant increase in commissions compared with the same period last year.

Net revenues in Investment Banking declined compared with a strong first half of 2007, reflecting significantly lower net revenues in Underwriting, as well as lower net revenues in Financial Advisory. The decrease in Underwriting reflected significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decline in debt underwriting was primarily due to a significant decrease in leveraged finance and, to a lesser extent, mortgage-related activity, reflecting difficult market conditions. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions.

Net revenues in Asset Management and Securities Services increased significantly compared with the first half of 2007. Securities Services net revenues were significantly higher, primarily reflecting significantly higher customer balances. Asset Management net revenues also increased, reflecting higher management and other fees, and higher incentive fees.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Business Environment

Global economic growth continued to slow during our second quarter of fiscal 2008. While economic growth in emerging economies generally remained solid, growth in the major economies slowed as consumer confidence continued to decline. Financial markets experienced elevated levels of volatility as a broad-based shift of capital towards low-risk asset classes in early March gave way to improved sentiment over the remainder of the quarter. Equity prices in most of the major global equity markets recovered during the quarter and corporate credit spreads generally tightened. In addition to reducing its federal funds target rate, the U.S. Federal Reserve took measures to address elevated pressures in short-term funding markets through the introduction of two new liquidity facilities for primary dealers in March. Commodity prices rose significantly during the quarter, with the price of oil rising to record levels, while the U.S. dollar depreciated further against the Euro, but appreciated slightly against the Japanese yen. Investment banking activity levels generally improved from our first fiscal quarter, as evidenced by higher industry-wide announced mergers and acquisitions and common stock offerings, but were lower relative to the same period last year.

In the U.S., real gross domestic product (GDP) growth appeared to remain slow during our second quarter. Domestic demand growth remained weak, with continued weakness in both business fixed investment and residential investment. Growth in consumer spending also slowed and surveys of consumer confidence deteriorated during the quarter. However, international trade continued to provide support for the economy as export growth accelerated and import growth remained slow. Levels of unemployment increased, with private-sector employment contracting each month during the quarter. Although the rate of inflation increased, measures of core inflation moderated slightly and the U.S. Federal Reserve reduced its federal funds target rate by 100 basis points to 2.00% during our second quarter. The 10-year U.S. Treasury note yield ended our quarter 53 basis points higher at 4.06%. In the equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 11%, 5% and 3%, respectively.

In the Eurozone economies, real GDP growth appeared to slow during our second quarter. While growth in industrial production and fixed investment was solid, growth in private consumption slowed and surveys of business activity weakened significantly. In addition, surveys of business and consumer confidence declined during our fiscal quarter and signs of weakness appeared in several housing markets. Measures of core inflation remained elevated during the quarter and the European Central Bank left its main refinancing operations rate unchanged at 4.00%. The Euro appreciated 3% against the U.S. dollar. In the U.K., real GDP growth also appeared to slow. Surveys of consumer confidence deteriorated further during the quarter, with continued concerns over the impact on economic growth of tightening credit conditions and weakness in the housing market. Although inflationary pressures remained elevated, the Bank of England reduced its official bank rate by 25 basis points to 5.00% during our fiscal quarter. The British pound depreciated slightly against the U.S. dollar. In both the U.K. and continental Europe, equity markets ended the quarter higher and long-term government bond yields increased during our fiscal quarter.

In Japan, real GDP growth appeared to slow during our second quarter. Growth in industrial production and exports remained at modest levels while housing sector activity appeared to recover. However, business and consumer confidence deteriorated and growth in consumer spending was subdued. Measures of inflation appeared to increase during the quarter. The Bank of Japan left its target overnight call rate unchanged at 0.50%, while the yield on 10-year Japanese government bonds increased during the quarter. The Nikkei 225 Index ended our fiscal quarter 5% higher.

In China, the pace of real GDP growth moderated, but remained strong during our second quarter, reflecting strength in domestic demand and exports. Measures of inflation remained elevated during our fiscal quarter. The People’s Bank of China left its one-year benchmark lending rate unchanged at 7.47%, but raised the reserve requirement ratio by 150 basis points. The Chinese yuan continued to appreciate against the U.S. dollar, increasing by approximately 2%. The Shanghai Composite Index continued to decline sharply, ending our fiscal quarter 21% lower. In India, the pace of real GDP growth continued to moderate due to slower growth in agriculture and in exports. Measures of inflation continued to increase, reflecting the impact of higher food and commodity prices. The Indian rupee depreciated 5% against the U.S. dollar. Equity markets ended the quarter lower in India while, elsewhere in Asia, equity markets in Korea, Taiwan and Hong Kong ended the quarter higher.

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

In determining fair value, we separate our “Financial instruments, owned at fair value” and “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Financial Instruments by Category
(in millions)

	As of May 2008		As of November 2007
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	but not Yet	Instruments	but not Yet
	Owned, at	Purchased, at	Owned, at	Purchased, at
	Fair Value	Fair Value	Fair Value	Fair Value

Cash trading instruments	$265,807	$82,144	$324,181	$112,018
ICBC	7,124 (1)	—	6,807 (1)	—
SMFG	2,706	2,703 (4)	4,060	3,627 (4)
Other principal investments	15,107 (2)	—	11,933 (2)	—

Principal investments	24,937	2,703	22,800	3,627

Cash instruments	290,744	84,847	346,981	115,645
Exchange-traded	13,525	14,499	13,541	12,280
Over-the-counter	106,925	83,523	92,073	87,098

Derivative contracts	120,450 (3)	98,022 (5)	105,614 (3)	99,378 (5)

Total	$411,194	$182,869	$452,595	$215,023

(1)	Includes interests of $4.50 billion and $4.30 billion as of May 2008 and November 2007, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (in addition to our investments in ICBC and Sumitomo Mitsui Financial Group, Inc. (SMFG)) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of May 2008			As of November 2007
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$9,022	$3,263	$12,285	$7,297	$2,361	$9,658
Public	2,764	58	2,822	2,208	67	2,275

Total	$11,786	$3,321	$15,107	$9,505	$2,428	$11,933

(3)	Net of cash received pursuant to credit support agreements of $84.56 billion and $59.05 billion as of May 2008 and November 2007, respectively.

(4)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(5)	Net of cash paid pursuant to credit support agreements of $33.90 billion and $27.76 billion as of May 2008 and November 2007, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices in active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and sovereign obligations, active listed equities and most money market securities.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, investment-grade corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, state, municipal and provincial obligations, most physical commodities and certain loan commitments.

Certain cash trading instruments trade infrequently and therefore have little or no price transparency. Such instruments include private equity and real estate fund investments, certain bank loans and bridge loans (including certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt), less liquid corporate debt securities and other debt obligations (including less liquid high-yield corporate bonds, distressed debt instruments and collateralized debt obligations (CDOs) backed by corporate obligations), less liquid mortgage whole loans and securities (backed by either commercial or residential real estate), and acquired portfolios of distressed loans. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

We also have an investment in the convertible preferred stock of SMFG. This investment is valued using a model that is principally based on SMFG’s common stock price. During our second quarter of 2008, we converted one-third of our preferred stock investment into SMFG common stock, and delivered the common stock to close out one-third of our hedge position. As of May 2008, we remained hedged on the common stock underlying our remaining investment in SMFG.

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

Total level 3 assets were $78.09 billion, $96.39 billion and $69.15 billion as of May 2008, February 2008 and November 2007, respectively. The decrease in level 3 assets during the three months ended May 2008 primarily reflected full and partial dispositions as well as transfers to level 2 of loans and securities backed by commercial real estate, and certain bank loans and bridge loans. The transfers to level 2 were driven by improved price transparency largely as a result of partial sales. The decrease also reflected transfers to level 2 of mortgage-related derivative assets due to improved transparency of the correlation inputs used to value these financial instruments.

The increase in level 3 assets during the six months ended May 2008 primarily reflected purchases and transfers to level 3 of corporate debt securities and other debt obligations, and transfers to level 3 of loans and securities backed by commercial real estate. The transfers to level 3 reflected reduced levels of liquidity, and therefore reduced price transparency. The increase also reflected gains on derivative assets primarily attributable to observable changes in credit spreads (which are level 2 inputs).

The following table sets forth the fair values of assets classified as level 3 within the fair value hierarchy, along with a brief description of the valuation technique for each type of asset:

Level 3 Financial Assets at Fair Value
(in millions)

	As of
	May	November	Valuation
Description	2008	2007	Technique

Private equity and real estate fund
investments (1)	$16,677	$18,006	Initially valued at transaction price. Subsequently valued based on third-party investments, pending transactions or changes in financial ratios (e.g., earnings multiples) and discounted cash flows.

Bank loans and bridge loans (2)	13,301	13,334	Initially valued at transaction price. Subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or movements in underlying credit spreads.

Corporate debt securities and other debt obligations (3)	11,846	6,111

Mortgage and other asset-backed loans and securities

Loans and securities backed by
commercial real estate	10,265	7,410	Initially valued at transaction price. Subsequently valued by comparison to transactions in instruments with similar collateral and risk profiles (including relevant indices, such as the CMBX (4)) and discounted cash flow techniques.

Loans and securities backed
by residential real estate	2,330	2,484	Initially valued at transaction price. Subsequently valued by comparison to transactions in instruments with similar collateral and risk profiles (including relevant indices, such as the ABX (4)), discounted cash flow techniques, option adjusted spread analyses, and hypothetical securitization analyses.

Loan portfolios (5)	5,252	6,106	Initially valued at transaction price. Subsequently valued using transactions for similar instruments and discounted cash flow techniques.

Cash instruments	59,671	53,451

Derivative contracts	18,417	15,700	Valuation models are calibrated to initial trade price. Subsequent valuations are based on observable inputs to the valuation model (e.g., interest rates, credit spreads, volatilities, etc.). Model inputs are changed only when corroborated by market data.

Total level 3 assets at fair value	78,088 (7)	69,151

Level 3 assets for which we do not bear economic exposure (6)	(10,747)	(14,437)

Level 3 assets for which we bear economic exposure	$67,341	$54,714

(1)	Includes $2.35 billion and $7.06 billion as of May 2008 and November 2007, respectively, of assets for which we do not bear economic exposure. Also includes $3.09 billion and $2.02 billion as of May 2008 and November 2007, respectively, of real estate fund investments.

(2)	Includes mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $1.24 billion and $2.49 billion as of May 2008 and November 2007, respectively, of CDOs backed by corporate obligations.

(4)	The CMBX and ABX are tradeable indices that track the performance of commercial mortgage bonds and subprime residential mortgage bonds, respectively.

(5)	Consists of acquired portfolios of distressed loans and securities, primarily backed by commercial and residential real estate collateral.

(6)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(7)	Total level 3 assets at fair value as of February 2008 were $96.39 billion.

Loans and securities backed by residential real estate.  We securitize, underwrite and make markets in various types of residential mortgages, including prime, Alt-A and subprime. At any point in time, we may use cash instruments as well as derivatives to manage our long or short risk position in the residential mortgage market. The following table sets forth the fair value of our long positions in prime, Alt-A and subprime mortgage cash instruments:

Long Positions in Loans and Securities Backed by Residential Real Estate
(in millions)

	As of
	May	November
	2008	2007

Prime	$8,597	$14,370
Alt-A	4,704	6,358
Subprime (1)	1,937	2,109

Total (2)	$15,238	$22,837

(1)	Includes $264 million and $316 million of CDOs backed by subprime mortgages as of May 2008 and November 2007, respectively.

(2)	Includes $2.33 billion and $2.48 billion of financial instruments (primarily loans and investment-grade securities, the majority of which were issued during 2006 and 2007) classified as level 3 under the fair value hierarchy as of May 2008 and November 2007, respectively.

Loans and securities backed by commercial real estate.  We originate, securitize and syndicate fixed and floating rate commercial mortgages globally. At any point in time, we may use cash instruments as well as derivatives to manage our risk position in the commercial mortgage market. The following table sets forth the fair value of our long positions in loans and securities backed by commercial real estate by geographic region. The decrease in loans and securities backed by commercial real estate from November 2007 to May 2008 was primarily due to dispositions.

Long Positions in Loans and Securities Backed by
Commercial Real Estate by Geographic Region
(in millions)

	As of
	May	November
	2008	2007

Americas (1)	$10,298	$12,361
EMEA (2)	6,136	6,607
Asia	138	52

Total (3)	$16,572 (4)	$19,020 (5)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes $10.27 billion and $7.41 billion of financial instruments classified as level 3 under the fair value hierarchy as of May 2008 and November 2007, respectively.

(4)	Includes loans of $14.68 billion and commercial mortgage-backed securities of $1.89 billion as of May 2008, of which $15.42 billion was floating rate and $1.15 billion was fixed rate.

(5)	Includes loans of $16.27 billion and commercial mortgage-backed securities of $2.75 billion as of November 2007, of which $16.52 billion was floating rate and $2.50 billion was fixed rate.

Other Financial Assets and Financial Liabilities at Fair Value.  In addition to “Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value,” we have elected to account for certain of our other financial assets and financial liabilities at fair value under SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (i.e., the fair value option). The primary reasons for electing the fair value option are mitigating volatility in earnings from using different measurement attributes, simplification and cost-benefit considerations.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	May	November
	2008	2007

Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	301	123
Equities (1)	2,389	2,381
Principal Investments	34	11
Asset Management and Securities Services
Asset Management (2)	564	564
Securities Services	117	117

Total	$3,530	$3,321

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

Identifiable Intangible Assets.  We amortize our identifiable intangible assets over their estimated useful lives in accordance with SFAS No. 142, and test for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

The following table sets forth the carrying value and range of remaining lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of May 2008		As of November 2007
		Range of Estimated
		Remaining Useful
	Carrying	Lives	Carrying
	Value	(in years)	Value

Customer lists (1)	$775	3 - 17	$732
New York Stock Exchange (NYSE) specialist rights	482	14	502
Insurance-related assets (2)	334	7	372
Exchange-traded fund (ETF) lead market maker rights	98	19	100
Other (3)	76	1 - 18	65

Total	$1,765		$1,771

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of the variable annuity and life insurance business. DAC results from commissions paid by Goldman Sachs to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with us and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven-year estimated life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend for approximately 30 years).

(3)	Primarily includes marketing-related assets and power contracts.

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

In June 2008, the NYSE formally filed rule changes with the SEC which are expected to be adopted and implemented upon completion of the statutory review and comment periods. These rule changes will further align the NYSE’s model with investor requirements for speed and efficiency of execution and will establish specialists as Designated Market Makers (DMMs). DMMs will have an obligation to commit capital but for the first time, DMMs will be able to trade on parity with other market participants. In addition, during our second quarter of 2008, the NYSE introduced a reserve order system that allows for anonymous trade execution and is expected to increase liquidity and market share. The new rules and the launch of the reserve order system are expected to bolster the NYSE’s competitive position by simplifying trading and advancing the NYSE’s goal of increasing execution speeds.

In projecting the undiscounted cash flows of the business for the purpose of performing our impairment test during the fourth quarter of 2007, we made several important assumptions about the potential beneficial effects of the rule and market structure changes described above. Specifically, we assumed that:

•	overall equity trading volumes will continue to grow at a rate consistent with recent historical trends;

•	the NYSE will be able to recapture approximately one-half of the market share that it lost in 2007; and

•	we will increase our market share of the NYSE specialist business and, as a DMM, the profitability of each share traded.

There can be no assurance that the assumptions, rule or structure changes described above will result in sufficient cash flows to avoid future impairment of our NYSE specialist rights. As of May 30, 2008, the carrying value of our NYSE specialist rights was $482 million. To the extent that there were to be an impairment in the future, it could result in a significant writedown in the carrying value of these specialist rights.

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

A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 48.0% for the first half of 2008, consistent with the same period last year.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” We estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard of FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on FIN No. 48.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007

Net revenues	$9,422	$10,182	$17,757	$22,912
Pre-tax earnings	2,832	3,431	4,975	8,290
Net earnings	2,087	2,333	3,598	5,530
Net earnings applicable to common shareholders	2,051	2,287	3,518	5,435
Diluted earnings per common share	4.58	4.93	7.81	11.61
Annualized return on average common shareholders’ equity (1)	20.4%	26.7%	17.6%	32.3%
Annualized return on average tangible common shareholders’ equity (2)	23.5%	31.2%	20.2%	37.8%

(1)	Return on average common shareholders’ equity (ROE) is computed by dividing net earnings (or annualized net earnings for annualized ROE) applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. Identifiable intangible assets associated with power contracts are not deducted from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

We believe that return on average tangible common shareholders’ equity (ROTE) is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. ROTE is computed by dividing net earnings (or annualized net earnings for annualized ROTE) applicable to common shareholders by average monthly tangible common shareholders’ equity.

The following table sets forth the reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions)

Total shareholders’ equity	$43,261	$37,374	$43,076	$36,804
Preferred stock	(3,100)	(3,100)	(3,100)	(3,100)

Common shareholders’ equity	40,161	34,274	39,976	33,704
Goodwill and identifiable intangible assets, excluding power contracts	(5,218)	(4,938)	(5,212)	(4,967)

Tangible common shareholders’ equity	$34,943	$29,336	$34,764	$28,737

Net Revenues

Three Months Ended May 2008 versus May 2007.  Our net revenues were $9.42 billion for the second quarter of 2008, a decrease of 7% compared with the second quarter of 2007. Our net revenues, although lower than the same period last year, were strong, particularly given the continued challenging market conditions. Net revenues in Trading and Principal Investments decreased compared with the second quarter of 2007, primarily reflecting a significant decrease in FICC. The decrease in FICC reflected significantly lower results in credit products. Credit products included a loss of approximately $775 million (including a loss of approximately $500 million from hedges) related to non-investment-grade credit origination activities, and lower results from investments compared with the second quarter of 2007. The decrease in credit products was partially offset by higher net revenues in mortgages, which improved from a difficult second quarter of 2007, as well as higher net revenues in interest rate products, commodities and currencies. During the quarter, FICC operated in an environment characterized by solid client activity, generally tighter corporate credit spreads and volatile markets. Net revenues in Principal Investments were strong, but lower compared with the second quarter of 2007, primarily reflecting lower gains from corporate principal investments, partially offset by improved results related to our investment in the ordinary shares of ICBC. Net revenues in Equities were essentially unchanged from the second quarter of 2007, as significantly higher net revenues in the client franchise businesses were offset by significantly lower net revenues in principal strategies. Commission volumes were strong and were higher compared with the second quarter of 2007. During the quarter, Equities operated in an environment generally characterized by strong client activity and higher equity prices, as well as continued high levels of volatility.

Net revenues in Investment Banking decreased slightly compared with a strong second quarter of 2007, reflecting a decrease in Underwriting, partially offset by an increase in Financial Advisory. The decrease in Underwriting reflected significantly lower net revenues in debt underwriting, partially offset by significantly higher net revenues in equity underwriting, which achieved its best quarterly performance in eight years. The decline in debt underwriting was principally due to a decrease in leveraged finance activity, as market conditions remained challenging. The increase in equity underwriting reflected strong client activity.

Net revenues in Asset Management and Securities Services increased significantly compared with the second quarter of 2007. Asset Management net revenues increased, reflecting higher management and other fees. During the quarter, assets under management increased $22 billion to a record $895 billion. Securities Services achieved record quarterly net revenues, as our prime brokerage business continued to generate strong results, primarily reflecting significantly higher customer balances.

Six Months Ended May 2008 versus May 2007.  Our net revenues were $17.76 billion for the six months ended May 2008, a decrease of 22% compared with the same period last year, reflecting less favorable market conditions. Net revenues in Trading and Principal Investments were significantly lower compared with a strong first half of 2007, reflecting significant decreases in FICC and Principal Investments, as well as lower net revenues in Equities. Results in FICC were adversely affected by weakness in the broader credit markets. Credit products included a loss of approximately $1.8 billion (including a loss of approximately $150 million from hedges) related to non-investment-grade credit origination activities, as well as lower results from investments compared with the same period last year. Net losses on residential mortgage loans and securities included a loss of approximately $1 billion in the first quarter of 2008. Across the broader franchise in FICC, client activity levels were high and results were strong during the first half of 2008. Net revenues in interest rate products, currencies and commodities were significantly higher compared with the same period last year. The decrease in Principal Investments reflected significantly lower gains and overrides from corporate and, to a lesser extent, real estate principal investments. The decrease in Equities reflected significantly lower results in principal strategies, partially offset by higher net revenues in the client franchise businesses. During the first half of 2008, Equities operated in an environment generally characterized by lower equity prices. However, volatility levels remained high and client activity levels were strong, which contributed to a significant increase in commissions compared with the same period last year.

Net revenues in Investment Banking declined compared with a strong first half of 2007, reflecting significantly lower net revenues in Underwriting, as well as lower net revenues in Financial Advisory. The decrease in Underwriting reflected significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decline in debt underwriting was primarily due to a significant decrease in leveraged finance and, to a lesser extent, mortgage-related activity, reflecting difficult market conditions. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions.

Net revenues in Asset Management and Securities Services increased significantly compared with the first half of 2007. Securities Services net revenues were significantly higher, primarily reflecting significantly higher customer balances. Asset Management net revenues also increased, reflecting higher management and other fees, and higher incentive fees.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses which are significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. During the first half of 2008, our ratio of compensation and benefits to net revenues was 48.0%, consistent with the same period last year.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
($ in millions)

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007

Compensation and benefits (1)	$4,522	$4,887	$8,523	$10,998

Brokerage, clearing, exchange and distribution fees	741	638	1,531	1,189
Market development	126	144	270	276
Communications and technology	192	161	379	312
Depreciation and amortization	183	140	353	272
Amortization of identifiable intangible assets	37	50	121	101
Occupancy	234	210	470	414
Professional fees	185	161	363	322
Other expenses (2)	370	360	772	738

Total non-compensation expenses	2,068	1,864	4,259	3,624

Total operating expenses	$6,590	$6,751	$12,782	$14,622

Employees at period end (3)	31,495	28,012

(1)	Compensation and benefits includes $66 million and $50 million for the three months ended May 2008 and May 2007, respectively, and $129 million and $85 million for the six months ended May 2008 and May 2007, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Beginning in the first quarter of 2008, “Cost of power generation” was reclassified into “Other expenses” in the condensed consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

(3)	Excludes 4,948 and 4,841 employees as of May 2008 and May 2007, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007

Non-compensation expenses of consolidated investments (1)	$123	$101	$248	$188

Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees	741	638	1,531	1,189
Market development	124	142	265	272
Communications and technology	191	161	377	311
Depreciation and amortization	148	121	294	239
Amortization of identifiable intangible assets	36	48	119	98
Occupancy	211	192	428	381
Professional fees	181	160	357	320
Other expenses (2)	313	301	640	626

Subtotal	1,945	1,763	4,011	3,436

Total non-compensation expenses, as reported	$2,068	$1,864	$4,259	$3,624

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as hotels, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

(2)	Beginning in the first quarter of 2008, “Cost of power generation” was reclassified into “Other expenses” in the condensed consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

Three Months Ended May 2008 versus May 2007.  Operating expenses of $6.59 billion for the second quarter of 2008 decreased 2% compared with the second quarter of 2007. Compensation and benefits expenses of $4.52 billion decreased 7% compared with the second quarter of 2007, commensurate with lower net revenues. Employment levels decreased 1% during the second quarter of 2008.

Non-compensation expenses were $2.07 billion, 11% higher than the second quarter of 2007. Approximately one-half of the increase was attributable to higher brokerage, clearing, exchange and distribution fees, which principally reflected higher activity levels in Equities and FICC. The remainder of the increase compared with the second quarter of 2007 generally reflected the impact of geographic expansion and growth in employment levels.

Six Months Ended May 2008 versus May 2007.  Operating expenses of $12.78 billion for the first half of 2008 decreased 13% compared with the same period last year. Compensation and benefits expenses of $8.52 billion decreased 23% compared with the same period last year, commensurate with lower net revenues. Employment levels increased 3% during the first half of 2008, due to the acquisition of Litton Loan Servicing LP.

Non-compensation expenses were $4.26 billion, 18% higher than the same period last year. More than one-half of the increase was attributable to higher brokerage, clearing, exchange and distribution fees, which principally reflected higher activity levels in Equities and FICC. The remainder of the increase compared with the same period last year generally reflected the impact of geographic expansion and growth in employment levels.

Provision for Taxes

The effective income tax rate for the first half of 2008 was 27.7%, down from 29.5% for the first quarter of 2008 and 34.1% for fiscal year 2007. The decreases in the effective tax rate were primarily due to changes in geographic earnings mix.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months		Six Months
		Ended May		Ended May
		2008	2007	2008	2007

Investment	Net revenues	$1,685	$1,721	$2,857	$3,437
Banking	Operating expenses	1,155	1,246	2,095	2,540

	Pre-tax earnings	$530	$475	$762	$897

Trading and Principal	Net revenues	$5,591	$6,649	$10,715	$16,066
Investments	Operating expenses	3,961	4,196	7,704	9,590

	Pre-tax earnings	$1,630	$2,453	$3,011	$6,476

Asset Management and	Net revenues	$2,146	$1,812	$4,185	$3,409
Securities Services	Operating expenses	1,477	1,307	2,970	2,490

	Pre-tax earnings	$669	$505	$1,215	$919

Total	Net revenues	$9,422	$10,182	$17,757	$22,912
	Operating expenses (1)	6,590	6,751	12,782	14,622

	Pre-tax earnings	$2,832	$3,431	$4,975	$8,290

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $(3) million and $2 million for the three months ended May 2008 and May 2007, respectively, and $13 million and $2 million for the six months ended May 2008 and May 2007, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007

Financial Advisory	$800	$709	$1,463	$1,570

Equity underwriting	616	358	788	624
Debt underwriting	269	654	606	1,243

Total Underwriting	885	1,012	1,394	1,867

Total net revenues	1,685	1,721	2,857	3,437
Operating expenses	1,155	1,246	2,095	2,540

Pre-tax earnings	$530	$475	$762	$897

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007

Announced mergers and acquisitions	$372	$484	$509	$810
Completed mergers and acquisitions	238	237	372	576
Equity and equity-related offerings (2)	19	21	31	34
Debt offerings (3)	64	100	124	193

(1)	Source: Thomson Reuters. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended May 2008 versus May 2007.  Net revenues in Investment Banking of $1.69 billion for the second quarter of 2008 decreased 2% compared with the second quarter of 2007.

Net revenues in Financial Advisory of $800 million increased 13% compared with the second quarter of 2007, reflecting strong client activity. Net revenues in our Underwriting business of $885 million decreased 13% compared with the second quarter of 2007, reflecting significantly lower net revenues in debt underwriting, partially offset by significantly higher net revenues in equity underwriting. The decline in debt underwriting was principally due to a decrease in leveraged finance activity, as market conditions remained challenging. The increase in equity underwriting reflected strong client activity. Our investment banking transaction backlog decreased during the quarter. (1)

Operating expenses of $1.16 billion for the second quarter of 2008 decreased 7% compared with the second quarter of 2007, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax earnings of $530 million in the second quarter of 2008 increased 12% compared with the second quarter of 2007.

Six Months Ended May 2008 versus May 2007.  Net revenues in Investment Banking of $2.86 billion for the first half of 2008 decreased 17% compared with the same period last year.

Net revenues in Financial Advisory of $1.46 billion decreased 7% compared with the same period last year, reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.39 billion decreased 25% compared with the same period last year, reflecting significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decline in debt underwriting was primarily due to a significant decrease in leveraged finance and, to a lesser extent, mortgage-related activity, reflecting difficult market conditions.

Operating expenses of $2.10 billion for the first half of 2008 decreased 18% compared with the same period last year, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax earnings of $762 million in the first half of 2008 decreased 15% compared with the same period last year.

(1) Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Trading and Principal Investments

Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-related securities and loan products and other asset-backed instruments, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading and investing.

•	Equities. We make markets in and trade equities and equity-related products, structure and enter into equity derivative transactions and engage in proprietary trading. We generate commissions from executing and clearing client transactions on major stock, options and futures exchanges worldwide through our Equities client franchise and clearing activities. We also engage in specialist and insurance activities.

•	Principal Investments. We make real estate and corporate principal investments, including our investment in the ordinary shares of ICBC. We generate net revenues from returns on these investments and from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns (typically referred to as an override).

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007

FICC	$2,379	$3,368	$5,521	$7,972

Equities trading	1,253	1,415	2,529	3,578
Equities commissions	1,234	1,082	2,472	2,006

Total Equities	2,487	2,497	5,001	5,584

ICBC	214	(125)	79	102

Gross gains	979	1,144	1,336	2,488
Gross losses	(503)	(299)	(1,270)	(359)

Net other corporate and real estate investments	476	845	66	2,129
Overrides	35	64	48	279

Total Principal Investments	725	784	193	2,510

Total net revenues	5,591	6,649	10,715	16,066
Operating expenses	3,961	4,196	7,704	9,590

Pre-tax earnings	$1,630	$2,453	$3,011	$6,476

Three Months Ended May 2008 versus May 2007.  Net revenues in Trading and Principal Investments of $5.59 billion for the second quarter of 2008 decreased 16% compared with the same period last year.

Net revenues in FICC of $2.38 billion for the second quarter of 2008 decreased 29% compared with the second quarter of 2007, reflecting significantly lower results in credit products. Credit products included a loss of approximately $775 million (including a loss of approximately $500 million from hedges) related to non-investment-grade credit origination activities, and lower results from investments compared with the second quarter of 2007. The decrease in credit products was partially offset by higher net revenues in mortgages, which improved from a difficult second quarter of 2007, as well as higher net revenues in interest rate products, commodities and currencies. During the quarter, FICC operated in an environment characterized by solid client activity, generally tighter corporate credit spreads and volatile markets.

Net revenues in Equities of $2.49 billion for the second quarter of 2008 were essentially unchanged compared with the second quarter of 2007, as significantly higher net revenues in the client franchise businesses were offset by significantly lower net revenues in principal strategies. Commission volumes were strong and were higher compared with the second quarter of 2007. During the quarter, Equities operated in an environment generally characterized by strong client activity and higher equity prices, as well as continued high levels of volatility.

Principal Investments recorded net revenues of $725 million for the second quarter of 2008. These results primarily reflected gains from corporate principal investments, as well as a $214 million gain related to our investment in the ordinary shares of ICBC.

Operating expenses of $3.96 billion for the second quarter of 2008 decreased 6% compared with the second quarter of 2007, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. This decrease was partially offset by higher non-compensation expenses. Brokerage, clearing, exchange and distribution fees increased primarily due to higher activity levels in Equities and FICC. Growth in other non-compensation expenses generally reflected the impact of geographic expansion and growth in employment levels. Pre-tax earnings of $1.63 billion in the second quarter of 2008 decreased 34% compared with the second quarter of 2007.

Six Months Ended May 2008 versus May 2007.  Net revenues in Trading and Principal Investments of $10.72 billion for the first half of 2008 decreased 33% compared with the same period last year.

Net revenues in FICC of $5.52 billion decreased 31% compared with the same period last year as results were adversely affected by weakness in the broader credit markets. Credit products included a loss of approximately $1.8 billion (including a loss of approximately $150 million from hedges) related to non-investment-grade credit origination activities, as well as lower results from investments compared with the same period last year. Net losses on residential mortgage loans and securities included a loss of approximately $1 billion in the first quarter of 2008. Across the broader franchise in FICC, client activity levels were high and results were strong during the first half of 2008. Net revenues in interest rate products, currencies and commodities were significantly higher compared with the same period last year.

Net revenues in Equities of $5.00 billion decreased 10% compared with the same period last year, reflecting significantly lower results in principal strategies, partially offset by higher net revenues in the client franchise businesses. During the first half of 2008, Equities operated in an environment generally characterized by lower equity prices. However, volatility levels remained high and client activity levels were strong, which contributed to a significant increase in commissions compared with the same period last year.

Principal Investments recorded net revenues of $193 million for the first half of 2008, primarily reflecting gains from real estate principal investments and a $79 million gain from our investment in the ordinary shares of ICBC, partially offset by losses from other corporate principal investments.

Operating expenses of $7.70 billion for the first half of 2008 decreased 20% compared with the same period last year, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. This decrease was partially offset by higher non-compensation expenses. Brokerage, clearing, exchange and distribution fees increased primarily due to higher activity levels in Equities and FICC. Growth in other non-compensation expenses generally reflected the impact of geographic expansion and growth in employment levels. Pre-tax earnings of $3.01 billion in the first half of 2008 decreased 54% compared with the same period last year.

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

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
Management and other fees	$1,153	$1,035	$2,276	$2,017
Incentive fees	8	20	202	110

Total Asset Management	1,161	1,055	2,478	2,127
Securities Services	985	757	1,707	1,282

Total net revenues	2,146	1,812	4,185	3,409
Operating expenses	1,477	1,307	2,970	2,490

Pre-tax earnings	$669	$505	$1,215	$919

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

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of		As of
	May 31,		November 30,
	2008	2007	2007	2006

Alternative investments (1)	$146	$151	$151	$145
Equity	211	253	255	215
Fixed income	269	221	256	198

Total non-money market assets	626	625	662	558
Money markets	269	133	206	118

Total assets under management	$895	$758	$868	$676

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months		Six Months
	Ended May 31		Ended May 31
	2008	2007	2008	2007

Balance, beginning of period	$873	$719	$868	$676

Net inflows/(outflows)
Alternative investments	(3)	—	(5)	2
Equity	(18)	7	(35)	18
Fixed income	10	7	12	18

Total non-money market net inflows/(outflows)	(11)	14	(28)	38
Money markets	17	4	63	15

Total net inflows/(outflows)	6	18	35	53

Net market appreciation/(depreciation)	16	21	(8)	29

Balance, end of period	$895	$758	$895	$758

Three Months Ended May 2008 versus May 2007.  Net revenues in Asset Management and Securities Services of $2.15 billion for the second quarter of 2008 increased 18% compared with the second quarter of 2007.

Asset Management net revenues of $1.16 billion for the second quarter of 2008 increased 10% compared with the second quarter of 2007, reflecting higher management and other fees. During the quarter, assets under management increased $22 billion to $895 billion, due to $16 billion of market appreciation and $6 billion of net inflows. The increase in assets under management primarily reflected market appreciation in equity assets and net inflows in money market and fixed income assets, partially offset by net outflows in equity assets.

Securities Services net revenues of $985 million increased 30% compared with the second quarter of 2007, as our prime brokerage business continued to generate strong results, primarily reflecting significantly higher customer balances.

Operating expenses of $1.48 billion for the second quarter of 2008 increased 13% compared with the second quarter of 2007, primarily due to increased compensation and benefits expenses. Pre-tax earnings of $669 million increased 32% compared with the second quarter of 2007.

Six Months Ended May 2008 versus May 2007.  Net revenues in Asset Management and Securities Services of $4.19 billion for the first half of 2008 increased 23% compared with the same period last year.

Asset Management net revenues of $2.48 billion increased 17% compared with the same period last year, reflecting higher management and other fees, and higher incentive fees. During the first half of 2008, assets under management increased $27 billion to $895 billion, due to net inflows of $35 billion, partially offset by market depreciation of $8 billion. The increase in assets under management primarily reflected net inflows in money market and fixed income assets, partially offset by net outflows and depreciation in equity assets.

Securities Services net revenues of $1.71 billion increased 33% compared with the same period last year, as our prime brokerage business continued to generate strong results, primarily reflecting significantly higher customer balances.

Operating expenses of $2.97 billion for the first half of 2008 increased 19% compared with the same period last year, primarily due to increased compensation and benefits expenses and higher distribution fees. Pre-tax earnings of $1.22 billion increased 32% compared with the same period last year.

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

While we are routinely involved with VIEs and QSPEs in connection with our securitization activities, we did not have off-balance-sheet commitments to purchase or finance CDOs held by structured investment vehicles as of May 2008 or November 2007.

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

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements but may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to extreme and adverse changes in our business and market environments. As of May 2008, our total shareholders’ equity was $44.82 billion (consisting of common shareholders’ equity of $41.72 billion and preferred stock of $3.10 billion) compared with total shareholders’ equity of $42.80 billion as of November 2007 (consisting of common shareholders’ equity of $39.70 billion and preferred stock of $3.10 billion). In addition to total shareholders’ equity, we consider the $5.00 billion of junior subordinated debt issued to trusts (see discussion below) to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Regulatory Capital Requirements

Goldman Sachs is regulated by the SEC as a Consolidated Supervised Entity (CSE) and, as such, is subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. Tier 1 Capital and Total Allowable Capital are stated as a percentage of Risk-Weighted Assets (RWAs). As a CSE, Goldman Sachs is required to notify the SEC in the event that the Total Capital Ratio falls below 10% or is expected to do so within the next month. As of May 2008, our Total Capital Ratio was 14.2%. Accordingly, Goldman Sachs was in compliance with the CSE capital adequacy standards as of that date. There is no required minimum Tier 1 Ratio. Tier 1 Capital and Total Allowable Capital are calculated in a manner generally consistent with that set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II).

The following table sets forth additional information on our regulatory capital ratios:

Consolidated Regulatory Capital Ratios

As of
May 2008
($ in millions)

I. Tier 1 and Total Allowable Capital
Total shareholders’ equity	$44,818
Junior subordinated debt issued to trusts	5,000
Less: Goodwill	(3,530)
Less: Disallowable intangible assets	(1,460)
Less: Other deductions (1)	(1,348)

Tier 1 Capital	43,480
Other components of Total Allowable Capital
Qualifying subordinated debt (2)	14,589
Less: Other deductions (1)	(943)

Total Allowable Capital	$57,126

II. Risk-Weighted Assets
Market risk	$206,072
Credit risk	158,042
Operational risk	37,500

Total Risk-Weighted Assets	$401,614

III. Tier 1 Ratio	10.8%
IV. Total Capital Ratio	14.2%

(1)	Principally includes investments in regulated insurance entities and certain financial service entities (50% is deducted from both Tier 1 Capital and Total Allowable Capital).

(2)	Substantially all of our existing subordinated debt qualifies as Total Allowable Capital for CSE purposes.

Our RWAs are driven by the amount of market risk, credit risk and operational risk associated with our business activities, as calculated by methodologies approved by the SEC, which are generally consistent with those set out in Basel II. Further details on the methodologies used to calculate RWAs are set forth below.

Risk-Weighted Assets for Market Risk

The methodologies used to compute RWAs for market risk are closely aligned with our risk management practices. See “— Market Risk” below for a discussion of how we manage risks in our trading and principal investing businesses.

•	For positions captured in VaR, RWAs are calculated using VaR and other model-based measures, including requirements for incremental default risk and other event risks. VaR is the potential loss in value of trading positions due to adverse market movements over a defined time horizon with a specified confidence level. The SEC has approved the use of our VaR model used for internal risk management purposes to calculate RWAs for trading positions. The requirements are calculated consistent with the specific conditions set out in the Basel framework (based on VaR calibrated to a 99% confidence level, over a 10-day holding period, multiplied by a factor prescribed by the SEC). Additional RWAs are calculated with respect to incremental default risk and other event risks, in a manner generally consistent with our internal risk management methodologies.

•	For positions not included in VaR because VaR is not the most appropriate measure of risk, we calculate RWAs based on alternative methodologies, including sensitivity analyses.

Risk-Weighted Assets for Credit Risk

RWAs for credit risk are calculated for on- and off-balance sheet exposures that are not captured in our market risk RWAs, with the exception of OTC derivatives for which both market risk and credit risk RWAs are calculated. The calculations are consistent with the Advanced Internal Ratings Based (AIRB) approach and the Internal Models Method (IMM) of Basel II, and are based on Exposure at Default (EAD), which is an estimate of the amount that would be owed to us at the time of a default, multiplied by each counterparty’s risk weight.

The SEC has approved the use of the Basel II AIRB approach. Under this approach, a counterparty’s risk weight is generally derived from a combination of the Probability of Default (PD), the Loss Given Default (LGD), and the maturity of the trade or portfolio of trades, where:

•	PD is an estimate of the probability that an obligor will default over a one-year horizon. PD is derived from the use of internally determined equivalents of public rating agency ratings.

•	LGD is an estimate of the economic loss rate if a default occurs during economic downturn conditions. LGD is determined based on industry data.

For OTC derivatives and funding trades (such as repurchase and reverse repurchase transactions), the SEC has approved the use of the Basel II IMM approach, which allows EAD to be calculated using model-based measures to determine potential exposure, consistent with models and methodologies that we use for internal risk management purposes. For commitments, EAD is calculated as a percentage of the outstanding notional balance. For other credit exposures, EAD is generally the carrying value of the exposure.

Risk-Weighted Assets for Operational Risk

RWAs for operational risk are calculated using a risk-based methodology consistent with the qualitative and quantitative criteria for the Advanced Measurement Approach (AMA), as defined in Basel II. The methodology incorporates internal loss events, relevant external loss events, results of scenario analyses and management’s assessment of our business environment and internal controls. We estimate capital requirements for both expected and unexpected losses, seeking to capture the major drivers of operational risk over a one-year time horizon, at a 99.9% confidence level. Operational risk capital is allocated among our businesses and is regularly reported to senior management and key risk and oversight committees. Given that the quantification of operational risk is still in the early stages of development, the SEC currently requires Goldman Sachs to apply a floor to the capital requirements for operational risk; the level of the floor is slightly higher than the calculation based on the AMA methodology as of May 2008.

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

Subsidiary Capital Requirements

Many of our principal subsidiaries are subject to separate regulation and capital requirements in the United States and/or elsewhere. Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commissions merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, The Financial Industry Regulatory Authority (FINRA) and the National Futures Association. Goldman Sachs International, our regulated U.K. broker-dealer, is subject to minimum capital requirements imposed by the U.K.’s Financial Services Authority. Goldman Sachs Japan Co., Ltd., our regulated Japanese broker-dealer, is subject to minimum capital requirements imposed by Japan’s Financial Services Agency. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, insurance, and other regulators and authorities around the world. As of May 2008 and November 2007, these subsidiaries were in compliance with their local capital requirements.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of May 2008, Group Inc.’s equity investment in subsidiaries was $39.67 billion compared with its total shareholders’ equity of $44.82 billion.

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

The following table sets forth the level of share repurchases for the three and six months ended May 2008 and May 2007:

	Three Months		Six Months
	Ended May		Ended May
	2008	2007	2008	2007
	(in millions, except per share amounts)

Number of shares repurchased	1.17	5.44	9.02	18.41
Total cost	$203	$1,135	$1,764	$3,823
Average cost per share	$173.85	$208.41	$195.63	$207.60

As of May 2008, we were authorized to repurchase up to 62.4 million additional shares of common stock pursuant to our repurchase program. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

Preferred Stock.  As of May 2008, Goldman Sachs had 124,000 shares of perpetual non-cumulative preferred stock issued and outstanding in four series as set forth in the following table:

Preferred Stock by Series

	Shares	Shares		Earliest	Redemption Value
Series	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)

A	30,000	50,000	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750
B	32,000	50,000	6.20% per annum	October 31, 2010	800
C	8,000	25,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200
D	54,000	60,000	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350

	124,000	185,000			$3,100

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

Junior Subordinated Debt Issued to Trusts in Connection with Normal Automatic Preferred Enhanced Capital Securities.  In 2007, we issued $1.75 billion of fixed rate junior subordinated debt to Goldman Sachs Capital II and $500 million of floating rate junior subordinated debt to Goldman Sachs Capital III, Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Goldman Sachs. The junior subordinated debt is included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. In connection with the APEX issuance, we entered into stock purchase contracts with Goldman Sachs Capital II and III under which we will be obligated to sell and these entities will be obligated to purchase $2.25 billion of perpetual non-cumulative preferred stock that we will issue in the future. Goldman Sachs Capital II and III are required to remarket the junior subordinated debt in order to fund their purchase of the preferred stock, but in the event that a remarketing is unsuccessful, they will relinquish the subordinated debt to us in exchange for the preferred stock. Because of certain characteristics of the junior subordinated debt (and the associated APEX), including its long-term nature, the future issuance of perpetual non-cumulative preferred stock under the stock purchase contracts, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure, it qualifies as Tier 1 and Total Allowable Capital for CSE purposes and is included as part of our equity capital.

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities.  We issued $2.84 billion of junior subordinated debentures in 2004 to Goldman Sachs Capital I, a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Goldman Sachs. The junior subordinated debentures are included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. Because of certain characteristics of the junior subordinated debt (and the associated trust preferred securities), including its long-term nature, our ability to defer coupon interest for up to ten consecutive semi-annual periods and the subordinated nature of the debt in our capital structure, it qualifies as Tier 1 and Total Allowable Capital for CSE purposes and is included as part of our equity capital.

Subordinated Debt.  In addition to junior subordinated debt issued to trusts, we had other outstanding subordinated debt of $15.06 billion as of May 2008. Although not part of our shareholders’ equity, substantially all of our subordinated debt qualifies as Total Allowable Capital for CSE purposes.

Other Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of
	May		November
	2008		2007
	($ in millions, except
	per share amounts)

Total assets	$1,088,145		$1,119,796
Adjusted assets (1)	653,514		747,300
Total shareholders’ equity	44,818		42,800
Tangible equity capital (2)	44,541		42,728
Leverage ratio (3)	24.3	x	26.2	x
Adjusted leverage ratio (4)	14.7	x	17.5	x
Debt to equity ratio (5)	4.1	x	3.8	x
Common shareholders’ equity	$41,718		$39,700
Tangible common shareholders’ equity (6)	36,441		34,628
Book value per common share (7)	$97.49		$90.43
Tangible book value per common share (8)	85.16		78.88

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		May	November
		2008	2007
		(in millions)

Total assets		$1,088,145	$1,119,796
Deduct:	Securities borrowed	(298,424)	(277,413)
	Financial instruments purchased under agreements to resell, at fair value	(130,897)	(85,717)
Add:	Financial instruments sold, but not yet purchased, at fair value	182,869	215,023
	Less derivative liabilities	(98,022)	(99,378)

	Subtotal	84,847	115,645
Deduct:	Cash and securities segregated for regulatory and other purposes	(84,880)	(119,939)
	Goodwill and identifiable intangible assets, excluding power contracts	(5,277)	(5,072)

Adjusted assets		$653,514	$747,300

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

	As of
	May	November
	2008	2007
	(in millions)

Total shareholders’ equity	$44,818	$42,800
Add: Junior subordinated debt issued to trusts	5,000	5,000
Deduct: Goodwill and identifiable intangible assets, excluding power contracts	(5,277)	(5,072)

Tangible equity capital	$44,541	$42,728

(3)	Leverage ratio equals total assets divided by total shareholders’ equity.

(4)	Adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	Debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

	As of
	May	November
	2008	2007
	(in millions)

Total shareholders’ equity	$44,818	$42,800
Deduct: Preferred stock	(3,100)	(3,100)

Common shareholders’ equity	41,718	39,700
Deduct: Goodwill and identifiable intangible assets, excluding power contracts	(5,277)	(5,072)

Tangible common shareholders’ equity	$36,441	$34,628

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 427.9 million and 439.0 million as of May 2008 and November 2007, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations and Commitments

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of May 2008:

Contractual Obligations
(in millions)

	Remainder	2009-	2011-	2013-
	of 2008	2010	2012	Thereafter	Total
Unsecured long-term borrowings (1)(2)(3)	$—	$25,046	$31,673	$125,332	$182,051
Secured long-term financings (1)(2)(4)	—	2,824	8,918	14,180	25,922
Minimum rental payments	240	900	607	2,062	3,809
Purchase obligations	1,104	398	21	28	1,551

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $22.85 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159, primarily consisting of hybrid financial instruments.

(4)	These obligations are reported within “Other secured financings” in the condensed consolidated statements of financial condition and include $9.94 billion accounted for at fair value under SFAS No. 159.

As of May 2008, our unsecured long-term borrowings were $182.05 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of May 2008, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.81 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

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

As of May 2008 and November 2007, we had construction-related obligations of $643 million and $769 million, respectively, including commitments of $443 million and $642 million as of May 2008 and November 2007, respectively, related to our new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion. We have partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

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

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on FIN No. 48.

The following table sets forth our commitments as of May 2008:

Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration
	Remainder	2009-	2011-	2013-
	of 2008	2010	2012	Thereafter	Total
Commitments to extend credit
Commercial lending:
Investment-grade	$1,590	$14,257	$3,743	$2,955	$22,545
Non-investment-grade	1,387	2,041	4,895	13,229	21,552
William Street program	1,710	4,123	15,667	2,390	23,890
Warehouse financing	4,005	1,983	—	—	5,988

Total commitments to extend credit	8,692	22,404	24,305	18,574	73,975
Forward starting resale and securities borrowing agreements	21,927	5,990	—	—	27,917
Forward starting repurchase and securities lending agreements	6,431	4,195	—	—	10,626
Commitments under letters of credit issued by banks to counterparties	8,204	1,074	176	12	9,466
Investment commitments	3,881	9,093	894	1,068	14,936
Underwriting commitments	3,351	—	—	—	3,351

Total	$52,486	$42,756	$25,375	$19,654	$140,271

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments to extend credit of $73.98 billion as of May 2008 compared with $82.75 billion as of November 2007. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. We may seek to reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

Included within non-investment-grade commitments as of May 2008 was $10.15 billion of exposure to leveraged lending capital market transactions, $1.80 billion related to commercial real estate transactions and $9.60 billion arising from other unfunded credit facilities. Including funded loans, our total exposure to leveraged lending capital market transactions was $22.34 billion as of May 2008.

The following table sets forth our exposure to leveraged lending capital market transactions by geographic region:

Leveraged Lending Capital Market Exposure by Geographic Region
(in millions)

	As of May 2008
	Funded	Unfunded	Total
Americas (1)	$7,010	$8,971	$15,981
EMEA (2)	4,819	1,057	5,876
Asia	369	117	486

Total	$12,198	$10,145	$22,343

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

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

Our commitments to extend credit also include financing for the warehousing of financial assets to be securitized. These financings generally are expected to be repaid from the proceeds of the related securitizations for which we may or may not act as underwriter. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans and commercial mortgages as of May 2008 and November 2007.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)(2)
(in millions)

	Average for the
	Three Months		Six Months
	Ended May		Ended May
Risk Categories	2008	2007	2008	2007

Interest rates	$144	$81	$125	$69
Equity prices	79	101	84	98
Currency rates	32	20	31	19
Commodity prices	48	24	43	27
Diversification effect (3)	(119)	(93)	(112)	(83)

Total	$184	$133	$171	$130

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on long-term borrowings for which the fair value option was elected.

(3)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $184 million for the second quarter of 2008 from $133 million for the second quarter of 2007. The increase was primarily due to higher levels of volatility and wider spreads in certain products in interest rates, as well as higher levels of volatility in commodity prices and currency rates. These increases were partially offset by a decrease in exposures to equity prices and an increased diversification benefit across risk categories.

Daily VaR
(in millions)

	As of		Three Months Ended
	May	February	May 2008
Risk Categories	2008	2008	High	Low

Interest rates	$149	$126	$175	$123
Equity prices	86	83	98	42
Currency rates	26	31	40	24
Commodity prices	54	46	57	39
Diversification effect (1)	(121)	(115)

Total	$194	$171	$214	$170

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR increased to $194 million as of May 2008 from $171 million as of February 2008. The increase was primarily due to higher levels of volatility in interest rates.

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended May 2008:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on three occasions during the second quarter of 2008.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

		10% Sensitivity
		Amount as of
Asset Categories	10% Sensitivity Measure	May 2008	February 2008
		(in millions)

Trading Risk (1)
Equity	Underlying asset value	$1,102	$1,094
Debt	Underlying asset value	1,147	1,112

Non-trading Risk
ICBC	ICBC ordinary share price	262	239
Other Equity	Underlying asset value	1,224	1,083
Debt	Underlying asset value	637	550
Real Estate (2)	Underlying asset value	1,369	1,241

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to interests in our real estate investment funds.

During the second quarter of 2008, the increase in our 10% sensitivity measure for other equity, debt and real estate positions in our non-trading portfolio was primarily due to new investments.

In addition, as of May 2008 and February 2008, in our bank and insurance subsidiaries we held approximately $13.96 billion and $14.54 billion of financial instruments, respectively, primarily consisting of mortgage-backed, federal agency and investment-grade corporate bonds, and money market instruments.

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

As of May 2008 and November 2007, we held $39.06 billion (4% of total assets) and $45.75 billion (4% of total assets), respectively, of U.S. government and federal agency obligations (including securities guaranteed by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation) included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition. As of May 2008 and November 2007, we held $27.78 billion (3% of total assets) and $31.65 billion (3% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of Japan and the United Kingdom. In addition, as of May 2008 and November 2007, $127.29 billion and $144.92 billion of our financial instruments purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes”), respectively, were collateralized by U.S. government and federal agency obligations. As of May 2008 and November 2007, $47.26 billion and $41.26 billion of our financial instruments purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations. As of May 2008 and November 2007, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets. However, over the past several years, the amount and duration of our credit exposures have been increasing, due to, among other factors, the growth of our lending and OTC derivative activities and market evolution toward longer dated transactions. A further discussion of our derivative activities follows below.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
(in millions)

Assets	As of May 2008
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$6,142	$13,912	$45,575	$31,493	$38,884	$136,006
Currencies	11,146	4,632	12,979	6,378	3,695	38,830
Commodities	8,059	11,551	21,973	1,854	2,671	46,108
Equities	4,938	4,712	2,694	3,790	781	16,915
Netting across contract types (2)	(1,760)	(1,097)	(5,951)	(2,212)	(934)	(11,954)

Subtotal	$28,525	$33,710	$77,270	$41,303	$45,097	$225,905

Cross maturity netting (3)						(34,424)
Cash collateral netting (4)						(84,556)

Total						$106,925

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$8,809	$9,214	$23,729	$12,587	$18,092	$72,431
Currencies	11,293	5,204	8,964	2,340	1,147	28,948
Commodities	10,724	10,640	14,744	3,798	1,452	41,358
Equities	7,766	4,231	6,249	2,599	221	21,066
Netting across contract types (2)	(1,760)	(1,097)	(5,951)	(2,212)	(934)	(11,954)

Subtotal	$36,832	$28,192	$47,735	$19,112	$19,978	$151,849

Cross maturity netting (3)						(34,424)
Cash collateral netting (4)						(33,902)

Total						$83,523

(1)	Includes credit derivatives.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types within a maturity category, pursuant to credit support agreements.

(3)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(4)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

OTC Derivatives
(in millions)

Assets	As of November 2007
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$10,382	$10,242	$23,000	$22,520	$47,591	$113,735
Currencies	16,994	4,797	9,275	5,106	2,127	38,299
Commodities	4,712	2,321	12,064	1,766	899	21,762
Equities	11,213	4,702	5,312	4,273	1,603	27,103
Netting across contract types (2)	(1,501)	(960)	(4,694)	(1,975)	(1,106)	(10,236)

Subtotal	$41,800	$21,102	$44,957	$31,690	$51,114	$190,663

Cross maturity netting (3)						(39,540)
Cash collateral netting (4)						(59,050)

Total						$92,073

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$11,362	$6,710	$21,673	$13,743	$25,404	$78,892
Currencies	14,205	3,559	9,815	1,446	1,772	30,797
Commodities	5,883	3,638	9,690	2,757	506	22,474
Equities	11,174	8,357	7,723	3,833	1,382	32,469
Netting across contract types (2)	(1,501)	(960)	(4,694)	(1,975)	(1,106)	(10,236)

Subtotal	$41,123	$21,304	$44,207	$19,804	$27,958	$154,396

Cross maturity netting (3)						(39,540)
Cash collateral netting (4)						(27,758)

Total						$87,098

(1)	Includes credit derivatives.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types within a maturity category, pursuant to credit support agreements.

(3)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(4)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

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

OTC Derivative Credit Exposure
(in millions)

	As of May 2008
									Exposure
Credit Rating	0 - 6	6 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Months	Years	Years	or Greater	Total	Netting (1)	Exposure	Collateral

AAA/Aaa	$1,804	$1,407	$5,627	$2,692	$3,482	$15,012	$(2,957)	$12,055	$8,729
AA/Aa2	6,638	14,466	26,069	18,420	22,252	87,845	(59,070)	28,775	25,930
A/A2	9,060	8,104	23,746	12,869	15,707	69,486	(41,421)	28,065	21,042
BBB/Baa2	4,149	4,396	9,671	2,093	1,662	21,971	(7,710)	14,261	9,316
BB/Ba2 or lower	5,925	5,033	11,477	4,761	1,887	29,083	(7,540)	21,543	12,488
Unrated	949	304	680	468	107	2,508	(282)	2,226	1,194

Total	$28,525	$33,710	$77,270	$41,303	$45,097	$225,905	$(118,980)	$106,925	$78,699

	As of November 2007
									Exposure
Credit Rating	0 - 6	6 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Months	Years	Years	or Greater	Total	Netting (1)	Exposure	Collateral

AAA/Aaa	$4,013	$2,037	$3,354	$2,893	$7,875	$20,172	$(3,489)	$16,683	$14,596
AA/Aa2	14,696	7,583	14,339	13,184	22,708	72,510	(43,948)	28,562	24,419
A/A2	11,589	4,670	13,380	10,012	15,133	54,784	(34,042)	20,742	16,189
BBB/Baa2	3,231	1,056	5,774	1,707	2,777	14,545	(4,649)	9,896	6,558
BB/Ba2 or lower	4,969	2,348	5,676	3,347	2,541	18,881	(5,185)	13,696	7,478
Unrated	3,302	3,408	2,434	547	80	9,771	(7,277)	2,494	1,169

Total	$41,800	$21,102	$44,957	$31,690	$51,114	$190,663	$(98,590)	$92,073	$70,409

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate.

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

We have implemented a number of policies according to the following liquidity risk management framework:

•	Excess Liquidity — We maintain substantial excess liquidity to meet a broad range of potential cash outflows in a stressed environment, including financing obligations.

•	Asset-Liability Management — We seek to maintain secured and unsecured funding sources that are sufficiently long-term in order to withstand a prolonged or severe liquidity-stressed environment without having to rely on asset sales.

•	Conservative Liability Structure — We access funding across a diverse range of markets, products and counterparties, emphasize less credit-sensitive sources of funding and conservatively manage the distribution of funding across our entity structure.

•	Crisis Planning — We base our liquidity and funding management on stress-scenario planning and maintain a crisis plan detailing our response to a liquidity-threatening event.

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

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Three Months Ended	Year Ended
	May 2008	November 2007
	(in millions)

U.S. dollar-denominated	$71,772	$48,635
Non-U.S. dollar-denominated	15,984	11,928

Total Global Core Excess	$87,756	$60,563

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

We maintain our Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $169.27 billion and $156.74 billion for the three months ended May 2008 and year ended November 2007, respectively.

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

(1) The Global Core Excess excludes liquid assets of $5.13 billion held separately by William Street Funding Corporation. See “— Contractual Obligations and Commitments” above for a further discussion of the William Street credit extension program.

We seek to manage the maturity profile of our secured and unsecured funding base such that we should be able to liquidate our assets prior to our liabilities coming due, even in times of prolonged or severe liquidity stress. We do not rely on immediate sales of assets (other than our Global Core Excess) to maintain liquidity in a distressed environment, although we recognize orderly asset sales may be prudent and necessary in a persistent liquidity crisis.

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

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The table below sets forth our aggregate holdings in these categories of financial instruments:

	As of
	May	November
	2008	2007
	(in millions)

Mortgage and other asset-backed loans and securities	$37,523	$46,436 (6)
Bank loans and bridge loans (1)	35,949	49,154
Emerging market debt securities	2,429	3,343
High-yield and other debt obligations	13,833	12,807
Private equity and real estate fund investments (2)	19,502	16,244
Emerging market equity securities	5,650	8,014
ICBC ordinary shares (3)	7,124	6,807
SMFG convertible preferred stock (4)	2,706	4,060
Other restricted public equity securities	2,109	3,455
Other investments in funds (5)	3,334	3,437

(1)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(2)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $2.56 billion and $8.13 billion as of May 2008 and November 2007, respectively, for which Goldman Sachs does not bear economic exposure.

(3)	Includes interests of $4.50 billion and $4.30 billion as of May 2008 and November 2007, respectively, held by investment funds managed by Goldman Sachs.

(4)	During our second quarter of 2008, we converted one-third of our preferred stock investment into SMFG common stock, and delivered the common stock to close out one-third of our hedge position.

(5)	Includes interests in other investment funds that we manage.

(6)	Excludes $7.64 billion as of November 2007, of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. We distributed to investors the securities that were issued by the securitization vehicles and therefore did not bear economic exposure to the underlying mortgage whole loans.

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

We fund a substantial portion of our inventory on a secured basis, which we believe provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to the underlying collateral. We recognize that the terms or availability of secured funding, particularly overnight funding, can deteriorate in a difficult environment. To help mitigate this risk, we raise the majority of our funding for durations longer than overnight. We seek longer durations for secured funding collateralized by lower quality assets, as we believe these funding transactions may pose greater refinancing risk. The weighted average life of our secured funding, excluding funding collateralized by highly liquid securities, such as U.S., French, German, United Kingdom and Japanese government bonds, and U.S. agency securities, exceeded 90 days as of May 2008.

Our liquidity also depends to an important degree on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of May 2008 and November 2007, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $71.18 billion and $71.56 billion, respectively. See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

We issue long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the second quarter of 2014:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of May 2008 was approximately eight years. To mitigate refinancing risk, we have created internal guidelines on the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

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

Our intercompany funding policies are predicated on an assumption that, unless legally provided for, funds or securities are not freely available from a subsidiary to its parent company or other subsidiaries. In particular, many of our subsidiaries are subject to laws that authorize regulatory bodies to block or limit the flow of funds from those subsidiaries to Group Inc. Regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on obligations, including debt obligations. As such, we assume that capital or other financing provided to our regulated subsidiaries is not available to our parent company or other subsidiaries. In addition, we assume that the Global Core Excess held in our principal non-U.S. operating entities may not be available to our parent company or other subsidiaries and therefore may only be available to meet the potential liquidity requirements of those entities.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of May 2008, Group Inc. had $25.05 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $25.74 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.25 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $3.66 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer. Group Inc. also had $58.10 billion of unsubordinated loans to these entities as of May 2008, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The following table sets forth our unsecured credit ratings as of May 2008:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock

Dominion Bond Rating Service Limited	R-1 (middle)	AA (low)	A (high)	A
Fitch, Inc.	F1+	AA–	A+	A+
Moody’s Investors Service	P-1	Aa3	A1	A2
Standard & Poor’s	A-1+	AA–	A+	A
Rating and Investment Information, Inc.	a-1+	AA	Not Applicable	Not Applicable

On June 2, 2008, Standard & Poor’s affirmed Group Inc.’s credit ratings and retained its outlook of “negative.”

As of May 2008, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $785 million would have been required in the event of a one-notch reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of a two-notch downgrade in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Six Months Ended May 2008.  Our cash and cash equivalents increased by $1.90 billion to $13.78 billion at the end of the second quarter of 2008. We raised $18.68 billion in net cash from financing activities, primarily in unsecured borrowings and bank deposits, partially offset by repayments of secured financings. We used net cash of $16.78 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

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

Recent Accounting Developments

EITF Issue No. 06-11.  In June 2007, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. We currently account for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007, and we expect to adopt the provisions of EITF Issue No. 06-11 beginning in the first quarter of 2009. We do not expect the adoption of EITF Issue No. 06-11 to have a material effect on our financial condition, results of operations or cash flows.

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

FASB Staff Position (FSP) No. EITF 03-6-1.  In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. We do not expect adoption of FSP EITF No. 03-6-1 to have a material effect on our results of operations or earnings per share.

Cautionary Statement Pursuant to the Private Securities
Litigation Reform Act of 1995

We have included or incorporated by reference in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended November 30, 2007 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for the fiscal year ended November 30, 2007 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the fiscal year ended November 30, 2007.

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

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, as updated by our Quarterly Report on Form 10-Q for the quarter ended February 29, 2008.

IPO Process Matters

In the lawsuits alleging a conspiracy to fix at 7% the discount that underwriting syndicates receive from issuers of shares in certain offerings, on May 16, 2008, an agreement was reached to settle plaintiffs’ individual claims. The settlement has been consummated and the actions dismissed.

Research Independence Matters

In the class action relating to coverage of Exodus Communications, Inc., by an order dated June 3, 2008, the Court denied plaintiff’s motion seeking reconsideration of the complaint’s dismissal.

Enron Litigation Matters

On April 29, 2008, Goldman, Sachs & Co. moved for summary judgment in the actions seeking to recover as fraudulent transfers and/or preferences payments by Enron Corp. in repurchasing its commercial paper.

Exodus Securities Litigation

In the class action relating to certain securities offerings by Exodus Communications, Inc., on April 19, 2008, plaintiffs and defendants entered into a settlement agreement pursuant to which the underwriters will contribute $1 million toward a settlement fund. The settlement is subject to, among other things, court approval.

Treasury Proceeding

On May 7, 2008, Goldman, Sachs & Co. moved for summary judgment in the purported class action pending in the U.S. District Court for the Northern District of Illinois.

Auction Products Matters

On April 16, 2008, The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. were named as defendants in a putative securities class action brought in the U.S. District Court for the Southern District of New York on behalf of customers who purchased auction rate securities alleging that the firm violated the federal securities laws and seeking unspecified damages.

Fannie Mae Litigation

The Goldman Sachs Group, Inc. was named as a defendant in an additional purported derivative action commenced on June 28, 2008 in the U.S. District Court for the District of Columbia by Fannie Mae shareholders on behalf of Fannie Mae. The claim against The Goldman Sachs Group, Inc. is substantively identical to the claim asserted against the firm in the previous derivative action and generally alleges that the firm’s conduct in connection with the REMIC transactions constituted aiding and abetting a breach of fiduciary duty by certain Fannie Mae officers and directors as well as a breach of contract. The complaint also names as defendants certain former officers and directors of Fannie Mae as well as an outside accounting firm with respect to the allegations relating to The Goldman Sachs Group, Inc. The complaint seeks, inter alia, unspecified damages.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended May 30, 2008.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (3)	Programs (3)

Month #1	649,600	$173.35	649,600	62,864,249
(March 1, 2008 to March 28, 2008)
Month #2	515,424 (2)	$174.47	500,000	62,364,249
(March 29, 2008 to April 25, 2008)
Month #3	146	$172.75	146	62,364,103
(April 26, 2008 to May 30, 2008)

Total (1)	1,165,170		1,149,746

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through and including the date of the earnings release for such quarter.

(2)	Includes 15,424 shares issued under our equity-based compensation award program that were cancelled during the period.

(3)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The total remaining authorization under the repurchase program was 61,164,103 shares as of June 27, 2008; the repurchase program has no set expiration or termination date.

Item 4:	Submission of Matters to a Vote of Security Holders

On April 10, 2008, Group Inc. held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of Lloyd C. Blankfein, John H. Bryan, Gary D. Cohn, Claes Dahlbäck, Stephen Friedman, William W. George, Rajat K. Gupta, James A. Johnson, Lois D. Juliber, Edward M. Liddy, Ruth J. Simmons and Jon Winkelried to the Board of Directors of Group Inc. for one-year terms(1), (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as Group Inc.’s independent registered public accounting firm for the 2008 fiscal year, (iii) a shareholder proposal that Group Inc. no longer grant stock options to senior executive officers, (iv) a shareholder proposal requesting that the Board of Directors of Group Inc. adopt a policy that provides for an advisory vote on executive compensation and (v) a shareholder proposal that the Board of Directors prepare a sustainability report.

The shareholders elected all twelve directors and approved the ratification of the appointment of PricewaterhouseCoopers LLP as Group Inc.’s independent registered public accounting firm for the 2008 fiscal year. The shareholder proposals did not receive the approval of a majority of the outstanding shares of our common stock; as a result, in accordance with our By-Laws, these shareholder proposals were not approved. The number of votes cast for or against and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

				Broker
	For	Against	Abstain	Non-Votes

Election of Directors:
Lloyd C. Blankfein	346,433,875	8,044,606	615,090	*
John H. Bryan	349,452,631	5,109,972	530,967	*
Gary D. Cohn	349,570,670	5,034,636	488,266	*
Claes Dahlbäck	346,519,110	7,845,494	728,966	*
Stephen Friedman	349,150,391	5,407,749	535,432	*
William W. George	350,359,551	4,193,174	540,847	*
Rajat K. Gupta	349,333,694	5,211,389	548,461	*
James A. Johnson	344,417,729	10,054,214	621,597	*
Lois D. Juliber	350,422,324	4,114,829	556,389	*
Edward M. Liddy	347,714,719	6,822,600	556,223	*
Ruth J. Simmons	350,324,051	4,217,837	551,654	*
Jon Winkelried	348,942,014	5,631,907	519,621	*
Ratification of the Appointment of Independent Registered Public Accounting Firm	347,477,323	3,798,527	3,817,710	*
Shareholder Proposal Regarding Stock Options	3,679,259	265,256,753	11,250,923	74,906,637
Shareholder Proposal Regarding an Advisory Vote on Executive Compensation	119,694,798	143,264,609	17,227,530	74,906,635
Shareholder Proposal Requesting a Sustainability Report	11,148,612	229,837,149	39,201,177	74,906,634

(1)	Effective June 28, 2008, Group Inc.’s Board of Directors elected Lakshmi N. Mittal as a director.

*	Not applicable

Item 6:	Exhibits

Exhibits:

10.1	Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 30, 2008).

12.1	Statement re: Computation of ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: July 3, 2008