Form 10-Q
period 2008-08-29
GOLDMAN SACHS GROUP INC
filed 2008-10-08
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 29, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒      Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 26, 2008, there were 395,441,815 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED AUGUST 29, 2008

INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three and nine months ended August 29, 2008 and August 31, 2007	2
	Condensed Consolidated Statements of Financial Condition as of August 29, 2008 and November 30, 2007	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the periods ended August 29, 2008 and November 30, 2007	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended August 29, 2008 and August 31, 2007	5
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended August 29, 2008 and August 31, 2007	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	63

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	64

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	122

Item 4:	Controls and Procedures	122

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	123

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	125

Item 6:	Exhibits	126

SIGNATURES		127
EX-4.2: FORM OF WARRANT TO PURCHASE SHARES OF COMMON STOCK
EX-10.1: SECURITIES PURCHASE AGREEMENT
EX-10.2: GENERAL GUARANTEE AGREEMENT
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15.1: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1: RULE 13A-14(A) CERTIFICATIONS
EX-32.1: SECTION 1350 CERTIFICATIONS

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
	(in millions, except per share amounts)

Revenues
Investment banking	$1,294	$2,145	$4,145	$5,581
Trading and principal investments	2,440	7,576	12,556	22,891
Asset management and securities services	1,174	1,272	3,736	3,512
Interest income	8,717	12,810	29,460	34,450

Total revenues	13,625	23,803	49,897	66,434

Interest expense	7,582	11,469	26,097	31,188

Revenues, net of interest expense	6,043	12,334	23,800	35,246

Operating expenses
Compensation and benefits	2,901	5,920	11,424	16,918

Brokerage, clearing, exchange and distribution fees	734	795	2,265	1,984
Market development	119	148	389	424
Communications and technology	192	169	571	481
Depreciation and amortization	251	145	604	417
Amortization of identifiable intangible assets	49	53	170	154
Occupancy	237	218	707	632
Professional fees	168	188	531	510
Other expenses	432	439	1,204	1,177

Total non-compensation expenses	2,182	2,155	6,441	5,779

Total operating expenses	5,083	8,075	17,865	22,697

Pre-tax earnings	960	4,259	5,935	12,549
Provision for taxes	115	1,405	1,492	4,165

Net earnings	845	2,854	4,443	8,384
Preferred stock dividends	35	48	115	143

Net earnings applicable to common shareholders	$810	$2,806	$4,328	$8,241

Earnings per common share
Basic	$1.89	$6.54	$10.08	$18.89
Diluted	1.81	6.13	9.62	17.75

Dividends declared and paid per common share	$0.35	$0.35	$1.05	$1.05

Average common shares outstanding
Basic	427.6	429.0	429.3	436.2
Diluted	448.3	457.4	449.7	464.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	August	November
	2008	2007
	(in millions, except share
	and per share amounts)
Assets
Cash and cash equivalents	$12,160	$11,882
Cash and securities segregated for regulatory and other purposes (includes $79,191 and $94,018 at fair value as of August 2008 and November 2007, respectively)	99,430	119,939
Receivables from brokers, dealers and clearing organizations	21,038	19,078
Receivables from customers and counterparties (includes $1,866 and $1,950 at fair value as of August 2008 and November 2007, respectively)	83,187	129,105
Collateralized agreements:
Securities borrowed (includes $88,617 and $83,277 at fair value as of August 2008 and November 2007, respectively)	302,676	277,413
Financial instruments purchased under agreements to resell, at fair value	135,415	85,717

Financial instruments owned, at fair value	362,779	406,457
Financial instruments owned and pledged as collateral, at fair value	37,341	46,138

Total financial instruments owned, at fair value	400,120	452,595
Other assets	27,747	24,067

Total assets	$1,081,773	$1,119,796

Liabilities and shareholders’ equity
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $32,275 and $48,331 at fair value as of August 2008 and November 2007, respectively)	$64,653	$71,557
Bank deposits (includes $655 and $463 at fair value as of August 2008 and November 2007, respectively)	29,051	15,370
Payables to brokers, dealers and clearing organizations	12,115	8,335
Payables to customers and counterparties	346,073	310,118
Collateralized financings:
Securities loaned (includes $9,255 and $5,449 at fair value as of August 2008 and November 2007, respectively)	29,424	28,624
Financial instruments sold under agreements to repurchase, at fair value	110,204	159,178
Other secured financings (includes $24,208 and $33,581 at fair value as of August 2008 and November 2007, respectively)	52,821	65,710
Financial instruments sold, but not yet purchased, at fair value	186,441	215,023
Other liabilities and accrued expenses (includes $1,343 at fair value as of August 2008)	29,025	38,907

Unsecured long-term borrowings (includes $21,493 and $15,928 at fair value as of August 2008 and November 2007, respectively)	176,367	164,174

Total liabilities	1,036,174	1,076,996

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; 150,000,000 shares authorized, 124,000 shares issued and outstanding as of both August 2008 and November 2007, with liquidation preference of $25,000 per share	3,100	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 632,949,974 and 618,707,032 shares issued as of August 2008 and November 2007, respectively, and 394,533,477 and 390,682,013 shares outstanding as of August 2008 and November 2007, respectively	6	6
Restricted stock units and employee stock options	8,936	9,302
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	23,597	22,027
Retained earnings	42,301	38,642
Accumulated other comprehensive income/(loss)	(165)	(118)
Common stock held in treasury, at cost, par value $0.01 per share; 238,416,497 and 228,025,019 shares as of August 2008 and November 2007, respectively	(32,176)	(30,159)

Total shareholders’ equity	45,599	42,800

Total liabilities and shareholders’ equity	$1,081,773	$1,119,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Period Ended
	August	November
	2008	2007
	(in millions, except
	per share amounts)

Preferred stock
Balance, beginning of year	$3,100	$3,100
Issued	—	—

Balance, end of period	3,100	3,100
Common stock, par value $0.01 per share
Balance, beginning of year	6	6
Issued	—	—

Balance, end of period	6	6
Restricted stock units and employee stock options
Balance, beginning of year	9,302	6,290
Issuance and amortization of restricted stock units and employee stock options	1,822	4,684
Delivery of common stock underlying restricted stock units	(1,998)	(1,548)
Forfeiture of restricted stock units and employee stock options	(187)	(113)
Exercise of employee stock options	(3)	(11)

Balance, end of period	8,936	9,302
Additional paid-in capital
Balance, beginning of year	22,027	19,731
Issuance of common stock, including the delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	2,242	2,338
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,314)	(929)
Stock purchase contract fee related to automatic preferred enhanced capital securities	—	(20)
Excess net tax benefit related to share-based compensation	642	908
Cash settlement of share-based compensation	—	(1)

Balance, end of period	23,597	22,027
Retained earnings
Balance, beginning of year, as previously reported	38,642	27,868
Cumulative effect of adjustment from adoption of FIN 48	(201)	—
Cumulative effect of adjustment from adoption of SFAS No. 157, net of tax	—	51
Cumulative effect of adjustment from adoption of SFAS No. 159, net of tax	—	(45)

Balance, beginning of year, after cumulative effect of adjustments	38,441	27,874
Net earnings	4,443	11,599
Dividends and dividend equivalents declared on common stock and restricted stock units	(468)	(639)
Dividends declared on preferred stock	(115)	(192)

Balance, end of period	42,301	38,642
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(118)	21
Adjustment from adoption of SFAS No. 158, net of tax	—	(194)
Currency translation adjustment, net of tax	(37)	39
Pension and postretirement liability adjustment, net of tax	9	38
Net gains/(losses) on cash flow hedges, net of tax	—	(2)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(19)	(12)
Reclassification to retained earnings from adoption of SFAS No. 159, net of tax	—	(8)

Balance, end of period	(165)	(118)
Common stock held in treasury, at cost
Balance, beginning of year	(30,159)	(21,230)
Repurchased	(2,035)	(8,956)
Reissued	18	27

Balance, end of period	(32,176)	(30,159)

Total shareholders’ equity	$45,599	$42,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended August
	2008	2007
	(in millions)

Cash flows from operating activities
Net earnings	$4,443	$8,384
Non-cash items included in net earnings
Depreciation and amortization	876	636
Amortization of identifiable intangible assets	170	200
Share-based compensation	1,195	1,038
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	20,715	(16,767)
Net receivables from brokers, dealers and clearing organizations	1,820	(2,076)
Net payables to customers and counterparties	82,244	22,721
Securities borrowed, net of securities loaned	(24,463)	(46,307)
Financial instruments sold under agreements to repurchase, net of financial instruments purchased under agreements to resell	(98,672)	14,393
Financial instruments owned, at fair value	37,946	(92,725)
Financial instruments sold, but not yet purchased, at fair value	(28,582)	39,345
Other, net	(8,296)	6,929

Net cash used for operating activities	(10,604)	(64,229)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,529)	(1,483)
Proceeds from sales of property, leasehold improvements and equipment	70	55
Business acquisitions, net of cash acquired	(2,517)	(1,385)
Proceeds from sales of investments	384	2,783
Purchase of available-for-sale securities	(3,240)	(675)
Proceeds from sales of available-for-sale securities	2,825	628

Net cash used for investing activities	(4,007)	(77)
Cash flows from financing activities
Unsecured short-term borrowings, net	(10,061)	12,548
Other secured financings (short-term), net	(5,545)	9,355
Proceeds from issuance of other secured financings (long-term)	9,870	21,391
Repayment of other secured financings (long-term), including the current portion	(9,343)	(6,372)
Proceeds from issuance of unsecured long-term borrowings	37,143	43,945
Repayment of unsecured long-term borrowings, including the current portion	(19,190)	(11,785)
Derivative contracts with a financing element, net	73	3,887
Bank deposits, net	13,681	3,389
Common stock repurchased	(2,032)	(6,269)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(587)	(624)
Proceeds from issuance of common stock	261	530
Excess tax benefit related to share-based compensation	619	674
Cash settlement of share-based compensation	—	(1)

Net cash provided by financing activities	14,889	70,668
Net increase/(decrease) in cash and cash equivalents	278	6,362
Cash and cash equivalents, beginning of year	11,882	6,293

Cash and cash equivalents, end of period	$12,160	$12,655

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $26.13 billion and $30.47 billion during the nine months ended August 2008 and August 2007, respectively.

Cash payments for income taxes, net of refunds, were $2.46 billion and $4.45 billion during the nine months ended August 2008 and August 2007, respectively.

Non-cash activities:
The firm assumed $610 million and $137 million of debt in connection with business acquisitions during the nine months ended August 2008 and August 2007, respectively. The firm issued $17 million of common stock in connection with business acquisitions for the nine months ended August 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
	(in millions)

Net earnings	$845	$2,854	$4,443	$8,384
Currency translation adjustment, net of tax	(25)	10	(37)	30
Pension and postretirement liability adjustment, net of tax	3	—	9	—
Net gains/(losses) on cash flow hedges, net of tax	—	—	—	(2)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(7)	(3)	(19)	(11)

Comprehensive income	$816	$2,861	$4,396	$8,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Description of Business

The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. On September 21, 2008, Group Inc. became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956. See Note 16 for further information.

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

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” as amended. The usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has a majority voting interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) 46-R, “Consolidation of Variable Interest Entities,” the firm consolidates VIEs for which it is the primary beneficiary. The firm determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE’s expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the firm performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to its variable interest holders, the firm utilizes the “top down” method. Under that method, the firm calculates its share of the VIE’s expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the firm’s position in the capital structure of the VIE, under various probability-weighted scenarios. The firm reassesses its initial evaluation of an entity as a VIE and its initial determination of whether the firm is the primary beneficiary of a VIE upon the occurrence of certain reconsideration events as defined in FIN 46-R.

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, such as whether a derivative is considered passive and the level of discretion a servicer may exercise, including, for example, determining when default is reasonably foreseeable. In accordance with SFAS No. 140 and FIN 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment either in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” or at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In general, the firm accounts for investments acquired subsequent to the adoption of SFAS No. 159 at fair value. In certain cases, the firm may apply the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant. See “— Revenue Recognition — Other Financial Assets and Financial Liabilities at Fair Value” below for a discussion of the firm’s application of SFAS No. 159.

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as

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

Unless specifically stated otherwise, all references to August 2008, May 2008 and August 2007 refer to the firm’s fiscal periods ended, or the dates, as the context requires, August 29, 2008, May 30, 2008 and August 31, 2007, respectively. All references to November 2007, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 30, 2007. All references to 2008, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, November 28, 2008. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

The firm defines active markets for equity instruments based on the average daily trading volume both in absolute terms and relative to the market capitalization for the instrument. The firm defines active markets for debt instruments based on both the average daily trading volume and the number of days with trading activity.

In determining fair value, the firm separates its “Financial instruments owned, at fair value” and its “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts.

•	Cash Instruments. The firm’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and sovereign obligations, active listed equities and certain money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy. The firm does not adjust the quoted price for such instruments, even in situations where the firm holds a large position and a sale could reasonably impact the quoted price.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, investment-grade corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, state, municipal and provincial obligations, most physical commodities and certain money market securities and loan commitments. Such instruments are generally classified within level 2 of the fair value hierarchy.

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

•	Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded derivatives typically fall within level 1 or level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The firm generally values exchange-traded derivatives within portfolios using models which calibrate to market-clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying instruments. In such cases, exchange-traded derivatives are classified within level 2 of the fair value hierarchy.

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

Such financial assets and financial liabilities accounted for at fair value include (i) certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments; (ii) certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings; (iii) certain unsecured long-term borrowings, including prepaid physical commodity transactions; (iv) resale and repurchase agreements; (v) securities borrowed and loaned within Trading and Principal Investments, consisting of the firm’s matched book and certain firm financing activities; (vi) corporate loans, loan commitments and certain certificates of deposit issued by Goldman Sachs Bank USA (GS Bank USA) as well as securities held by GS Bank USA (which would otherwise be accounted for as available-for-sale); (vii) receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140; (viii) certain insurance and reinsurance contracts; and (ix) in general, investments acquired after the adoption of SFAS No. 159 where the firm has significant influence over the investee and would otherwise apply the equity method of accounting.

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

•	Resale and Repurchase Agreements. Financial instruments purchased under agreements to resell and financial instruments sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent collateralized financing transactions. The firm receives financial instruments purchased under agreements to resell, makes delivery of financial instruments sold under agreements to repurchase, monitors the market value of these financial instruments on a daily basis and delivers or obtains additional collateral as appropriate. As noted above, resale and repurchase agreements are carried in the condensed consolidated statements of financial condition at fair value under SFAS No. 159. Resale and repurchase agreements are generally valued based on

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Resale and repurchase agreements are presented on a net-by-counterparty basis when the requirements of FIN 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned within Securities Services, relating to both customer activities and, to a lesser extent, certain firm financing activities, are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on-demand, they exhibit little, if any, sensitivity to changes in interest rates. As noted above, securities borrowed and loaned within Trading and Principal Investments, which are related to the firm’s matched book and certain firm financing activities, are recorded at fair value under SFAS No. 159. These securities borrowed and loaned transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy.

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. As noted above, the firm has elected to apply SFAS No. 159 to transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings, for which the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. These other secured financing transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest. See Note 3 for further information regarding other secured financings.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Insurance Activities.  Certain of the firm’s insurance and reinsurance contracts are accounted for at fair value under SFAS No. 159, with changes in fair value included in “Trading and principal investments” in the condensed consolidated statements of earnings.

Revenues from variable annuity and life insurance and reinsurance contracts not accounted for at fair value under SFAS No. 159 generally consist of fees assessed on contract holder account balances for mortality charges, policy administration and surrender charges, and are recognized within “Trading and principal investments” in the condensed consolidated statements of earnings in the period that services are provided.

Interest credited to variable annuity and life insurance and reinsurance contracts account balances and changes in reserves are recognized in “Other expenses” in the condensed consolidated statements of earnings.

Premiums earned for underwriting property catastrophe reinsurance are recognized within “Trading and principal investments” in the condensed consolidated statements of earnings over the coverage period, net of premiums ceded for the cost of reinsurance. Expenses for liabilities related to property catastrophe reinsurance claims, including estimates of losses that have been incurred but not reported, are recognized within “Other expenses” in the condensed consolidated statements of earnings.

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

The firm pays cash dividend equivalents on outstanding restricted stock units. Dividend equivalents paid on restricted stock units are generally charged to retained earnings. Dividend equivalents paid on restricted stock units expected to be forfeited are included in compensation expense. The tax benefit related to dividend equivalents paid on restricted stock units is accounted for as a reduction of income tax expense. See “— Recent Accounting Developments” for a discussion of Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”

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

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists, specialist rights and the value of business acquired (VOBA) and deferred acquisition costs (DAC) in the firm’s insurance subsidiaries, are amortized over their estimated lives in accordance with SFAS No. 142 or, in the case of insurance contracts, in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 60 and SFAS No. 97. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” as of December 1, 2007, and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings. See Note 13 for further information regarding the firm’s adoption of FIN 48. A tax position can be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interim period accounting and accounting for interest and penalties. Prior to the adoption of FIN 48, contingent liabilities related to income taxes were recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies,” as amended, had been met.

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

FASB Staff Position FAS No. 140-3.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. The firm is currently evaluating the impact of adopting FSP FAS No. 140-3 on its financial condition and cash flows. Adoption of FSP FAS No. 140-3 will have no effect on the firm’s results of operations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the firm’s financial condition, results of operations or cash flows.

FASB Staff Position EITF No. 03-6-1.  In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The firm does not expect adoption of FSP EITF No. 03-6-1 to have a material effect on its results of operations or earnings per share.

FASB Staff Position FAS No. 133-1 and FIN 45-4.  In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 will not affect the firm’s financial condition, results of operations or cash flows.

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

	As of
	August 2008				November 2007
	Assets		Liabilities		Assets		Liabilities
			(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$17,405	(1)	$—		$8,985	(1)	$—
U.S. government, federal agency and sovereign obligations	81,232		43,811		70,774		58,637
Mortgage and other asset-backed loans and securities	29,540		254		54,073	(6)	—
Bank loans and bridge loans	29,045		2,012	(4)	49,154		3,563	(4)
Corporate debt securities and other debt obligations	32,683		6,886		39,219		8,280
Equities and convertible debentures	87,278		29,380		122,205		45,130
Physical commodities	1,374		194		2,571		35
Derivative contracts	121,563	(2)	103,904	(5)	105,614	(2)	99,378	(5)

Total	$400,120	(3)	$186,441		$452,595	(3)	$215,023

(1)	Includes $4.90 billion and $6.17 billion as of August 2008 and November 2007, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 6 for further information regarding the William Street program.

(2)	Net of cash received pursuant to credit support agreements of $98.78 billion and $59.05 billion as of August 2008 and November 2007, respectively.

(3)	Includes $1.63 billion and $1.17 billion as of August 2008 and November 2007, respectively, of securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

(4)	Includes the fair value of commitments to extend credit.

(5)	Net of cash paid pursuant to credit support agreements of $26.26 billion and $27.76 billion as of August 2008 and November 2007, respectively.

(6)	Includes $7.64 billion as of November 2007, of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. The firm distributed to investors the securities that were issued by the securitization vehicles and therefore did not bear economic exposure to the underlying mortgage whole loans.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value Hierarchy

The firm’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

	As of
	August	May	November
	2008	2008	2007
	($ in millions)

Total level 3 assets	$67,868	$78,088	$69,151
Level 3 assets for which the firm bears economic exposure (1)	58,270	67,341	54,714

Total assets	1,081,773	1,088,145	1,119,796
Total financial assets at fair value	705,209	676,123	717,557

Total level 3 assets as a percentage of Total assets	6%	7%	6%
Level 3 assets for which the firm bears economic exposure as a percentage of Total assets	5	6	5

Total level 3 assets as a percentage of Total financial assets at fair value	10	12	10
Level 3 assets for which the firm bears economic exposure as a percentage of Total financial assets at fair value	8	10	8

(1)	Excludes assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

The following tables set forth by level within the fair value hierarchy “Financial instruments owned, at fair value,” “Financial instruments sold, but not yet purchased, at fair value” and other financial assets and financial liabilities accounted for at fair value under SFAS No. 155 and SFAS No. 159 as of August 2008 and November 2007. See Note 2 for further information on the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of August 2008
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,965		$11,440		$—		$—		$17,405
U.S. government, federal agency and sovereign obligations	41,439		39,793		—		—		81,232
Mortgage and other asset-backed loans and securities	—		11,325		18,215		—		29,540
Bank loans and bridge loans	—		18,089		10,956		—		29,045
Corporate debt securities and other debt obligations	212		25,004		7,467		—		32,683
Equities and convertible debentures	45,571		24,222		17,485	(6)	—		87,278
Physical commodities	—		1,374		—		—		1,374

Cash instruments	93,187		131,247		54,123		—		278,557
Derivative contracts	34		208,783		13,745		(100,999	) (7)	121,563

Financial instruments owned, at fair value	93,221		340,030		67,868		(100,999)		400,120
Securities segregated for regulatory and other purposes	22,743	(4)	56,448	(5)	—		—		79,191
Receivables from customers and counterparties (1)	—		1,866		—		—		1,866
Securities borrowed (2)	—		88,617		—		—		88,617
Financial instruments purchased under agreements to resell, at fair value	—		135,415		—		—		135,415

Total assets at fair value	$115,964		$622,376		$67,868		$(100,999)		$705,209

Level 3 assets for which the firm does not bear economic exposure (3)					(9,598)

Level 3 assets for which the firm bears economic exposure					$58,270

(1)	Principally consists of transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Reflects securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of August 2008
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)
U.S. government, federal agency and sovereign obligations	$43,012	$799	$—		$—		$43,811
Mortgage and other asset-backed loans and securities	—	235	19		—		254
Bank loans and bridge loans	—	1,757	255		—		2,012
Corporate debt securities and other debt obligations	—	6,574	312		—		6,886
Equities and convertible debentures	28,722	647	11		—		29,380
Physical commodities	—	194	—		—		194

Cash instruments	71,734	10,206	597		—		82,537
Derivative contracts	54	123,622	8,706		(28,478	) (8)	103,904

Financial instruments sold, but not yet purchased, at fair value	71,788	133,828	9,303		(28,478)		186,441
Unsecured short-term borrowings (1)	—	27,524	4,751		—		32,275
Bank deposits (2)	—	655	—		—		655
Securities loaned (3)	—	9,255	—		—		9,255
Financial instruments sold under agreements to repurchase, at fair value	—	110,204	—		—		110,204
Other secured financings (4)	—	19,842	4,366		—		24,208
Other liabilities and accrued expenses (5)	—	—	1,343		—		1,343
Unsecured long-term borrowings (6)	—	19,575	1,918		—		21,493

Total liabilities at fair value	$71,788	$320,883	$21,681	(7)	$(28,478)		$385,874

(1)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(2)	Consists of certain certificates of deposit issued by GS Bank USA.

(3)	Reflects securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(4)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings.

(5)	Consists of liabilities related to insurance contracts.

(6)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(7)	Level 3 liabilities were 6% of Total liabilities at fair value.

(8)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Unrealized Gains/(Losses)

The table below sets forth a summary of unrealized gains/(losses) on the firm’s level 3 financial assets and financial liabilities still held at the reporting date for the three and nine months ended August 2008 and August 2007.

	Level 3 Unrealized Gains/(Losses)
	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
	(in millions)

Cash Instruments — Assets	$(2,207)	$(1,607)	$(4,249)	$(662)
Cash Instruments — Liabilities	(104)	(558)	(246)	(569)

Net unrealized gains/(losses) on level 3 cash instruments	(2,311)	(2,165)	(4,495)	(1,231)
Derivative Contracts — Net	3,216	2,624	5,623	2,812
Unsecured Short-Term Borrowings	310	92	306	21
Other Secured Financings	99	—	263	—
Other Liabilities and Accrued Expenses	(20)	—	(20)	—
Unsecured Long-Term Borrowings	217	69	264	71

Total level 3 unrealized gains/(losses)	$1,511	$620	$1,941	$1,673

Cash Instruments

The net unrealized loss on level 3 cash instruments of $2.31 billion for the three months ended August 2008 primarily consisted of unrealized losses on loans and securities backed by commercial real estate and bank loans and bridge loans. The net unrealized loss on level 3 cash instruments of $4.50 billion for the nine months ended August 2008 primarily consisted of unrealized losses on loans and securities backed by commercial and residential real estate and certain bank loans and bridge loans. Losses in the three and nine month periods reflect the continued weakness in the global credit markets.

Level 3 cash instruments are frequently economically hedged with instruments classified within level 1 and level 2, and accordingly, gains or losses that have been reported in level 3 are frequently offset by gains or losses attributable to instruments classified within level 1 or level 2 or by gains or losses on derivative contracts classified in level 3 of the fair value hierarchy.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Contracts

The net unrealized gain on level 3 derivative contracts of $3.22 billion for the three months ended August 2008 and net unrealized gain of $5.62 billion for the nine months ended August 2008 was primarily attributable to changes in observable credit spreads (which are level 2 inputs) on the underlying instruments. Level 3 gains and losses on derivative contracts should be considered in the context of the following:

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

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities for the three and nine months ended August 2008 and August 2007. The tables reflect gains and losses, including gains and losses on financial assets and financial liabilities that were transferred to level 3 during the period, for the three and nine month periods for all financial assets and financial liabilities categorized as level 3 as of August 2008 and August 2007, respectively. The tables do not include gains or losses that were reported in level 3 in prior periods for instruments that were sold or transferred out of level 3 prior to the end of the period presented.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities
	Three Months Ended August 2008
											Other
	Cash		Cash		Derivative		Unsecured		Other		Liabilities		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Secured		and Accrued		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Financings		Expenses		Borrowings
	(in millions)

Balance, beginning of period	$59,671		$(581)		$6,508		$(3,837)		$(880)		$—		$(2,002)
Realized gains/(losses)	598	(1)	(1	) (3)	(381	) (3)	33	(3)	25	(3)	(8	) (3)	(5	) (3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(2,207	) (1)	(104	) (3)	3,216	(3)(4)	310	(3)	99	(3)	(20	) (3)	217	(3)
Purchases, issuances and settlements	(5,837)		100		40		(787)		352		(1,315)		(202)
Transfers in and/or out of level 3	1,898	(2)	(11)		(4,344	) (5)	(470)		(3,962	) (6)	—		74

Balance, end of period	$54,123		$(597)		$5,039		$(4,751)		$(4,366)		$(1,343)		$(1,918)

	Level 3 Financial Assets and Financial Liabilities
	Three Months Ended August 2007
											Other
	Cash		Cash		Derivative		Unsecured		Other		Liabilities		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Secured		and Accrued		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Financings		Expenses		Borrowings
	(in millions)

Balance, beginning of period	$45,141		$(849)		$399		$(5,507)		$—		$—		$(503)
Realized gains/(losses)	251	(1)	7	(3)	313	(3)	(41	) (3)	—		—		—	(3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(1,607	) (1)	(558	) (3)	2,624	(3)(4)	92	(3)	—		—		69	(3)
Purchases, issuances and settlements	5,682		140		(1,180)		(232)		—		—		(250)
Transfers in and/or out of level 3	6,736	(7)	(5)		(3,189	) (8)	2,407	(9)	—		—		32

Balance, end of period	$56,203		$(1,265)		$(1,033)		$(3,281)		$—		$—		$(652)

(1)	The aggregate amounts include approximately $(2.23) billion and $623 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the three months ended August 2008. The aggregate amounts include approximately $(1.93) billion and $574 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the three months ended August 2007.

(2)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial real estate and private equity investments, reflecting reduced price transparency for these financial instruments, partially offset by transfers of corporate debt securities and other debt obligations to level 2 within the fair value hierarchy, reflecting improved price transparency for these financial instruments, largely as a result of sales and partial sales.

(3)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(4)	Principally resulted from changes in level 2 inputs.

(5)	Principally reflects transfers to level 2 within the fair value hierarchy of mortgage-related derivative assets, as recent trading activity provided improved transparency of correlation inputs.

(6)	Consists of transfers from level 2 within the fair value hierarchy.

(7)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial and residential real estate and certain bank loans and bridge loans, reflecting reduced price transparency for these financial instruments.

(8)	Principally reflects transfers from level 2 within the fair value hierarchy of structured credit derivative liabilities, due to reduced transparency of correlation inputs.

(9)	Principally reflects transfers to level 2 within the fair value hierarchy.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities
	Nine Months Ended August 2008
											Other
	Cash		Cash		Derivative		Unsecured		Other		Liabilities		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Secured		and Accrued		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Financings		Expenses		Borrowings
	(in millions)

Balance, beginning of period	$53,451		$(554)		$2,056		$(4,271)		$—		$—		$(767)
Realized gains/(losses)	2,103	(1)	2	(3)	362	(3)	(19	) (3)	25	(3)	(8	) (3)	(10	) (3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(4,249	) (1)	(246	) (3)	5,623	(3)(4)	306	(3)	263	(3)	(20	) (3)	264	(3)
Purchases, issuances and settlements	426		167		(1,331)		(283)		271		(1,315)		(1,304)
Transfers in and/or out of level 3	2,392	(2)	34		(1,671	) (5)	(484)		(4,925	) (6)	—		(101)

Balance, end of period	$54,123		$(597)		$5,039		$(4,751)		$(4,366)		$(1,343)		$(1,918)

	Level 3 Financial Assets and Financial Liabilities
	Nine Months Ended August 2007
											Other
	Cash		Cash		Derivative		Unsecured		Other		Liabilities		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Secured		and Accrued		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Financings		Expenses		Borrowings
	(in millions)

Balance, beginning of period	$29,905		$(223)		$580		$(3,253)		$—		$—		$(135)
Realized gains/(losses)	1,363	(1)	14	(3)	1,135	(3)	(100	) (3)	—		—		1	(3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(662	) (1)	(569	) (3)	2,812	(3)(4)	21	(3)	—		—		71	(3)
Purchases, issuances and settlements	18,886		(489)		(3,154)		(985)		—		—		(559)
Transfers in and/or out of level 3	6,711	(7)	2		(2,406	) (8)	1,036		—		—		(30)

Balance, end of period	$56,203		$(1,265)		$(1,033)		$(3,281)		$—		$—		$(652)

(1)	The aggregate amounts include approximately $(4.09) billion and $1.94 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the nine months ended August 2008. The aggregate amounts include approximately $(789) million and $1.49 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the nine months ended August 2007.

(2)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial real estate, reflecting reduced price transparency for these financial instruments.

(3)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(4)	Principally resulted from changes in level 2 inputs.

(5)	Principally reflects transfers to level 2 within the fair value hierarchy of mortgage-related derivative assets, as recent trading activity provided improved transparency of correlation inputs.

(6)	Consists of transfers from level 2 within the fair value hierarchy.

(7)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial and residential real estate and certain bank loans and bridge loans, reflecting reduced price transparency for these financial instruments.

(8)	Principally reflects transfers from level 2 within the fair value hierarchy of structured credit derivative liabilities, due to reduced transparency of correlation inputs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Credit risk is an essential component of fair value (i.e., exit price). Cash products (e.g., bonds and loans) and derivative instruments (particularly those with significant future projected cash flows) trade in the market at levels which reflect credit considerations. The firm calculates the fair value of derivative assets by discounting future cash flows at a rate which incorporates counterparty credit spreads and on derivative liabilities at a rate which incorporates the firm’s own credit spreads. In doing so, credit exposures are adjusted to reflect mitigants, namely collateral agreements which reduce exposures based on triggers and contractual posting requirements. The firm manages its exposure to credit risk as it does other market risks and will price, economically hedge, facilitate and intermediate trades which involve credit risk. The firm records liquidity valuation adjustments to reflect the cost of exiting concentrated risk positions, including exposure to the firm’s own credit spreads.

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivative contracts through changes in credit mitigants or the sale or unwind of the contracts. The net gain attributable to the impact of changes in credit exposure and credit spreads on derivative contracts was $257 million and $128 million for the three and nine months ended August 2008.

The following table sets forth the gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on unsecured borrowings for which the fair value option was elected. The firm calculates the fair value of unsecured borrowings by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads.

	Three Months Ended August		Nine Months Ended August
	2008	2007	2008	2007
		(in millions)
Gains/(losses) including hedges	$176	$256	$331	$254
Gains/(losses) excluding hedges	248	271	391	269

For the three and nine months ended August 2008 and August 2007, the changes in the fair value of receivables (including securities borrowed and resale agreements) for which the fair value option was elected that were attributable to changes in instrument-specific credit spreads were not material. As of August 2008 and November 2007, the difference between the fair value and the aggregate contractual principal amount of both long-term receivables and long-term debt instruments (principal and non-principal protected) for which the fair value option was elected was not material to the carrying value of either the long-term receivables or the long-term debt.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the gains/(losses) included in earnings for the three and nine months ended August 2008 and August 2007 related to financial assets and financial liabilities for which the firm has elected to apply the fair value option under SFAS No. 155 and SFAS No. 159. The table does not reflect the impact to the firm’s earnings of applying SFAS No. 159 because a significant amount of these gains and losses would have also been recognized under previously issued generally accepted accounting principles, or are economically hedged with instruments accounted for at fair value under other generally accepted accounting principles that are not reflected in the table below.

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
		(in millions)
Other secured financings	$232	$897	$1,397 (1)	$772
Financial instruments owned, at fair value (2)	(528)	(33)	(930)	39
Unsecured short-term borrowings	1,921	(51)	2,149	(403)
Unsecured long-term borrowings	1,737	(226)	(387)	(957)
Other (3)	(66)	11	(87)	10

Total (4)	$3,296	$598	$2,142	$(539)

(1)	Includes $870 million for the nine months ended August 2008, related to financings recorded as a result of certain mortgage securitizations that were accounted for as secured financings rather than sales under SFAS No. 140. Changes in the fair value of these secured financings are equally offset by changes in the fair value of the related mortgage whole loans, which were included within the firm’s “Financial instruments owned, at fair value” in the condensed consolidated statement of financial condition.

(2)	Primarily consists of investments for which the firm would otherwise have applied the equity method of accounting as well as securities held in GS Bank USA (which would otherwise be accounted for as available-for-sale).

(3)	Primarily consists of certain insurance and reinsurance contracts, resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments.

(4)	Reported within “Trading and principal investments” within the condensed consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments.

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

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the condensed consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the three and nine months ended August 2008 or August 2007. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

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

	As of
	August 2008		November 2007
	Assets	Liabilities	Assets	Liabilities
		(in millions)
Contract Type
Forward settlement contracts	$30,146	$32,372	$22,561	$27,138
Swap agreements	141,338	57,693	104,793	62,697
Option contracts	64,582	55,826	53,056	53,047

Subtotal	236,066	145,891	180,410	142,882
Netting across contract types (1)	(15,725)	(15,725)	(15,746)	(15,746)
Cash collateral netting (2)	(98,778)	(26,262)	(59,050)	(27,758)

Total	$121,563	$103,904	$105,614	$99,378

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types pursuant to credit support agreements.

(2)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

The fair value of derivatives accounted for as qualifying hedges under SFAS No. 133 consisted of $11.33 billion and $5.15 billion in assets as of August 2008 and November 2007, respectively, and $409 million and $355 million in liabilities as of August 2008 and November 2007, respectively.

The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings, had a carrying value of $(320) million and $463 million (excluding the debt host contract) as of August 2008 and November 2007, respectively. See Notes 4 and 5 for further information regarding the firm’s unsecured borrowings.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the amount of financial assets the firm securitized, as well as cash flows received on retained interests:

	Three Months				Nine Months
	Ended August				Ended August
	2008		2007		2008		2007
			(in millions)
Residential mortgages	$1,375		$2,856		$5,486		$22,852
Commercial mortgages	—		14,250		773		15,611
Other financial assets	4,476	(1)	6,833	(2)	6,130	(1)	31,282	(2)

Total	$5,851		$23,939		$12,389		$69,745

Cash flows received on retained interests	$133		$183		$404		$548

(1)	Primarily in connection with collateralized loan obligations (CLOs).

(2)	Primarily in connection with CDOs and CLOs.

As of August 2008 and November 2007, the firm held $2.53 billion and $4.57 billion of retained interests, respectively, from these securitization activities, including $2.04 billion and $2.72 billion, respectively, held in QSPEs.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of August 2008		As of November 2007
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	CDOs and	Mortgage-	CDOs and
	Backed	CLOs (4)	Backed	CLOs (4)
		($ in millions)
Fair value of retained interests	$1,879	$650	$3,378	$1,188

Weighted average life (years)	4.9	4.5	6.6	2.7

Constant prepayment rate (1)	16.9%	10.1%	15.1%	11.9%
Impact of 10% adverse change (1)	$(16)	$(4)	$(50)	$(43)
Impact of 20% adverse change (1)	(33)	(9)	(91)	(98)

Anticipated credit losses (2)	1.6%	N/A	4.3%	N/A
Impact of 10% adverse change (3)	$(2)	$—	$(45)	$—
Impact of 20% adverse change (3)	(4)	—	(72)	—

Discount rate	13.0%	25.8%	8.4%	23.1%
Impact of 10% adverse change	$(53)	$(31)	$(89)	$(46)
Impact of 20% adverse change	(103)	(60)	(170)	(92)

(1)	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

(2)	Anticipated credit losses are computed only on positions for which expected credit loss is a key assumption in the determination of fair value or positions for which expected credit loss is not reflected within the discount rate.

(3)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(4)	Includes $323 million and $905 million as of August 2008 and November 2007, respectively, of retained interests related to transfers of securitized assets that were accounted for as secured financings rather than sales under SFAS No. 140.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests were approximately $4 billion and $6 billion as of August 2008 and November 2007, respectively.

As of August 2008 and November 2007, the firm held mortgage servicing rights with a fair value of $240 million and $93 million, respectively. These servicing assets represent the firm’s right to receive a future stream of cash flows, such as servicing fees, in excess of the firm’s obligation to service residential mortgages. The fair value of mortgage servicing rights will fluctuate in response to changes in certain economic variables, such as discount rates and loan prepayment rates. The firm estimates the fair value of mortgage servicing rights by using valuation models that incorporate these variables in quantifying anticipated cash flows related to servicing activities. Mortgage servicing rights are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and are classified within level 3 of the fair value hierarchy. The following table sets forth changes in the firm’s mortgage servicing rights, as well as servicing fees earned:

	Three Months Ended	Nine Months Ended
	August 2008	August 2008
	(in millions)
Balance, beginning of period	$248	$93
Purchases	27	239 (2)
Servicing assets that resulted from transfers of financial assets	—	3
Changes in fair value due to changes in valuation inputs and assumptions	(35)	(95)

Balance, end of period (1)	$240	$240

Contractually specified servicing fees	$87	$224

(1)	Fair value as of August 2008 was estimated using a weighted average discount rate of approximately 16% and a weighted average prepayment rate of approximately 28%.

(2)	Primarily related to the acquisition of Litton Loan Servicing LP.

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

	As of August 2008
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
		and Retained	and			Loans and
	VIE Assets	Interests	Guarantees	Derivatives		Investments	Total
		(in millions)
Mortgage CDOs	$15,895	$386	$—	$6,663	(4)	$—	$7,049
Corporate CDOs and CLOs	13,503	306	—	3,187	(5)	—	3,493
Real estate, credit-related and other investing (2)	26,788	—	8	—		3,636	3,644
Municipal bond securitizations	146	—	146	—		—	146
Other asset-backed	1,643	—	—	894		—	894
Power-related	830	—	37	—		215	252
Principal-protected notes (3)	6,299	—	—	6,274		—	6,274

Total	$65,104	$692	$191	$17,018		$3,851	$21,752

	As of November 2007
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
		and Retained	and			Loans and
	VIE Assets	Interests	Guarantees	Derivatives		Investments	Total
		(in millions)
Mortgage CDOs	$18,914	$1,011	$—	$10,089	(4)	$—	$11,100
Corporate CDOs and CLOs	10,750	411	—	2,218	(5)	—	2,629
Real estate, credit-related and other investing (2)	17,272	—	107	12		3,141	3,260
Municipal bond securitizations	1,413	—	1,413	—		—	1,413
Other mortgage-backed	3,881	719	—	—		—	719
Other asset-backed	3,771	—	—	1,579		—	1,579
Power-related	438	2	37	—		16	55
Principal-protected notes (3)	5,698	—	—	5,186		—	5,186

Total	$62,137	$2,143	$1,557	$19,084		$3,157	$25,941

(1)	Such amounts do not represent the anticipated losses in connection with these transactions.

(2)	The firm obtains interests in these VIEs in connection with making proprietary investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities.

(3)	Consists of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing.

(4)	Primarily consists of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(5)	Primarily consists of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

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

	As of August 2008		As of November 2007
		Maximum		Maximum
		Exposure		Exposure
	VIE Assets (1)	to Loss (2)	VIE Assets (1)	to Loss (2)
		(in millions)
Real estate, credit-related and other investing	$1,741	$467	$2,118	$525
Municipal bond securitizations	1,368	1,368	1,959	1,959
CDOs, mortgage-backed and other asset-backed	206	174	604	109
Foreign exchange and commodities	566	593	300	329
Principal-protected notes	395	389	1,119	1,118

Total	$4,276	$2,991	$6,100	$4,040

(1)	Consolidated VIE assets include assets financed on a nonrecourse basis.

(2)	Such amounts do not represent the anticipated losses in connection with these transactions.

While the firm is routinely involved with VIEs and QSPEs in connection with its securitization activities, the firm did not have off-balance-sheet commitments to purchase or finance CDOs held by structured investment vehicles as of August 2008 or November 2007.

Collateralized Transactions

The firm receives financial instruments as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. Such financial instruments may include obligations of the U.S. government, federal agencies, sovereigns and corporations, as well as equities and convertibles.

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of August 2008 and November 2007, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $831.85 billion and $891.05 billion, respectively, of which the firm delivered or repledged $691.94 billion and $785.62 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Financial instruments owned and pledged to counterparties that have the right to deliver or repledge are reported as “Financial instruments owned and pledged as collateral, at fair value” in the condensed consolidated statements of financial condition and were $37.34 billion and $46.14 billion as of August 2008 and November 2007, respectively. Financial instruments owned and pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition and

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

were $105.19 billion and $156.92 billion as of August 2008 and November 2007, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $9.03 billion and $5.86 billion as of August 2008 and November 2007, respectively.

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

Other secured financings by maturity are set forth in the table below:

	As of
	August	November
	2008	2007
	(in millions)
Other secured financings (short-term) (1)(2)	$27,212	$32,410
Other secured financings (long-term):
2009	289	2,903
2010	2,417	2,301
2011	5,929	2,427
2012	4,195	4,973
2013	1,466	702
2014-thereafter	11,313	19,994

Total other secured financings (long-term) (3)(4)	25,609	33,300

Total other secured financings (5)	$52,821	$65,710

(1)	As of August 2008, consists of U.S. dollar-denominated financings of $17.21 billion with a weighted average interest rate of 2.82% and non-U.S. dollar-denominated financings of $10.00 billion with a weighted average interest rate of 1.09%, after giving effect to hedging activities. As of November 2007, consists of U.S. dollar-denominated financings of $18.47 billion with a weighted average interest rate of 5.32% and non-U.S. dollar-denominated financings of $13.94 billion with a weighted average interest rate of 0.91%, after giving effect to hedging activities. The weighted average interest rates as of August 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 159.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of August 2008, consists of U.S. dollar-denominated financings of $12.34 billion with a weighted average interest rate of 4.05% and non-U.S. dollar-denominated financings of $13.27 billion with a weighted average interest rate of 4.74%, after giving effect to hedging activities. As of November 2007, consists of U.S. dollar-denominated financings of $22.13 billion with a weighted average interest rate of 5.73% and non-U.S. dollar-denominated financings of $11.17 billion with a weighted average interest rate of 4.28%, after giving effect to hedging activities. The weighted average interest rates as of August 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 159.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	As of August 2008, $43.46 billion of these financings were collateralized by financial instruments and $9.36 billion by other assets (primarily real estate and cash). As of November 2007, $61.34 billion of these financings were collateralized by financial instruments and $4.37 billion by other assets (primarily real estate and cash). Other secured financings include $17.89 billion and $25.37 billion of nonrecourse obligations as of August 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.	Unsecured Short-Term Borrowings

As of August 2008 and November 2007, unsecured short-term borrowings were $64.65 billion and $71.56 billion, respectively. Such amounts also include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under SFAS No. 155 or SFAS No. 159. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

Unsecured short-term borrowings are set forth below:

	As of
	August	November
	2008	2007
	(in millions)
Current portion of unsecured long-term borrowings	$27,385	$22,740
Hybrid financial instruments	18,894	22,318
Promissory notes	8,005	13,251
Commercial paper	1,365	4,343
Other short-term borrowings	9,004	8,905

Total (1)	$64,653	$71,557

(1)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 2.77% and 5.05% as of August 2008 and November 2007, respectively. The weighted average interest rates as of August 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Unsecured Long-Term Borrowings

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings.

Unsecured long-term borrowings are set forth below:

	As of
	August	November
	2008	2007
	(in millions)
Fixed rate obligations (1)
U.S. dollar	$63,818	$55,281
Non-U.S. dollar	36,673	29,139
Floating rate obligations (2)
U.S. dollar	38,283	47,308
Non-U.S. dollar	37,593	32,446

Total (3)	$176,367	$164,174

(1)	As of August 2008 and November 2007, interest rates on U.S. dollar fixed rate obligations ranged from 3.60% to 10.04% and from 3.88% to 10.04%, respectively. As of both August 2008 and November 2007, interest rates on non-U.S. dollar fixed rate obligations ranged from 0.67% to 8.88%.

(2)	Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $2.95 billion and $3.05 billion as of August 2008 and November 2007, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries under SFAS No. 133.

Unsecured long-term borrowings by maturity date are set forth below:

	As of
	August 2008 (1)(2)			November 2007 (1)(2)
	U.S.	Non-U.S.		U.S.	Non-U.S.
	Dollar	Dollar	Total	Dollar	Dollar	Total
			(in millions)
2009	$3,754	$962	$4,716	$20,204	$2,978	$23,182
2010	9,389	6,754	16,143	7,989	5,714	13,703
2011	7,009	5,321	12,330	5,848	4,839	10,687
2012	13,196	3,704	16,900	14,913	3,695	18,608
2013	9,138	13,865	23,003	6,490	9,326	15,816
2014-thereafter	59,615	43,660	103,275	47,145	35,033	82,178

Total	$102,101	$74,266	$176,367	$102,589	$61,585	$164,174

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm enters into derivative contracts, such as interest rate futures contracts, interest rate swap agreements, currency swap agreements, commodity contracts and equity-linked and indexed contracts, to effectively convert a substantial portion of its unsecured long-term borrowings into U.S. dollar-based floating rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of August 2008 and November 2007. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to the widening of the firm’s own credit spreads was a reduction in the fair value of total unsecured long-term borrowings of approximately 6% and 1% as of August 2008 and November 2007, respectively.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	August 2008		November 2007
	Amount	Rate	Amount	Rate
		($ in millions)
Fixed rate obligations	$4,341	4.81%	$3,787	5.28%
Floating rate obligations (1)	172,026	3.52	160,387	5.68

Total (2)	$176,367	3.55	$164,174	5.67

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of August 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

Subordinated Borrowings

Unsecured long-term borrowings include subordinated borrowings with outstanding principal amounts of $19.89 billion and $16.32 billion as of August 2008 and November 2007, respectively, as set forth below.

Subordinated Debt.  As of August 2008, the firm had $14.80 billion of senior subordinated debt outstanding with maturities ranging from 2009 to 2038. The effective weighted average interest rate on this debt was 3.77%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2007, the firm had $11.23 billion of senior subordinated debt outstanding with maturities ranging from fiscal 2009 to 2037. The effective weighted average interest rate on this debt was 5.75%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. This debt is junior in right of payment to all of the firm’s senior indebtedness.

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

The firm pays interest semi-annually on $1.75 billion of junior subordinated debt issued to Goldman Sachs Capital II at a fixed annual rate of 5.59% and the debt matures on June 1, 2043. The firm pays interest quarterly on $500 million of junior subordinated debt issued to Goldman Sachs Capital III at a rate per annum equal to three-month LIBOR plus 0.57% and the debt matures on September 1, 2043. In addition, the firm makes contract payments at a rate of 0.20% per annum on the stock purchase contracts held by the APEX Trusts. The firm has the right to defer payments on the junior subordinated debt and the stock purchase contracts, subject to limitations, and therefore cause payment on the APEX to be deferred. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. The junior subordinated debt is junior in right of payment to all of the firm’s senior indebtedness and all of the firm’s other subordinated borrowings.

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

Commitments

Forward Starting Collateralized Agreements and Financings.  The firm had forward starting resale agreements and securities borrowing agreements of $41.04 billion and $28.14 billion as of August 2008 and November 2007, respectively. The firm had forward starting repurchase agreements and securities lending agreements of $13.84 billion and $15.39 billion as of August 2008 and November 2007, respectively.

Commitments to Extend Credit.  In connection with its lending activities, the firm had outstanding commitments to extend credit of $54.80 billion and $82.75 billion as of August 2008 and November 2007, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value. To the extent that the firm recognizes losses on these commitments, such losses are recorded within the firm’s Trading and Principal Investments segment net of any related underwriting fees.

The following table summarizes the firm’s commitments to extend credit, net of amounts syndicated to third parties, as of August 2008 and November 2007:

	As of
	August	November
	2008	2007
	(in millions)
Commercial lending commitments
Investment-grade	$14,051	$11,719
Non-investment-grade	13,523	41,930
William Street program	24,456	24,488
Warehouse financing	2,773	4,610

Total commitments to extend credit	$54,803	$82,747

•	Commercial lending commitments. The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm may syndicate all or substantial portions of these commitments in the future, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

Included within non-investment-grade commitments as of August 2008 was $2.91 billion of exposure to leveraged lending capital market transactions, $293 million related to commercial real estate transactions and $10.32 billion arising from other unfunded credit facilities. Included within the non-investment-grade amount as of November 2007 was $26.09 billion of exposure to leveraged lending capital market transactions, $3.50 billion related to commercial real estate transactions and $12.34 billion arising from other unfunded credit facilities. Including funded loans, the firm’s total exposure to leveraged lending capital market transactions was $9.54 billion and $43.06 billion as of August 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are legally separated from other assets and liabilities of the firm, William Street Credit Corporation, GS Bank USA, Goldman Sachs Credit Partners L.P. or other consolidated wholly owned subsidiaries of Group Inc. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of Group Inc. whose assets and liabilities are also legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of the second loss on such commitments, up to a maximum of $1.13 billion. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans and commercial mortgages as of August 2008 and November 2007. In connection with its warehouse financing activities, the firm had loans of $8 million and $44 million collateralized by subprime mortgages as of August 2008 and November 2007, respectively.

Letters of Credit.  The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $9.68 billion and $8.75 billion as of August 2008 and November 2007, respectively.

Investment Commitments.  In connection with its merchant banking and other investing activities, the firm invests in private equity, real estate and other assets directly and through funds that it raises and manages. In connection with these activities, the firm had commitments to invest up to $13.99 billion and $17.76 billion as of August 2008 and November 2007, respectively, including $11.08 billion and $12.32 billion, respectively, of commitments to invest in funds managed by the firm.

Construction-Related Commitments.  As of August 2008 and November 2007, the firm had construction-related commitments of $480 million and $769 million, respectively, including commitments of $337 million and $642 million as of August 2008 and November 2007, respectively, related to the firm’s new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion. The firm has partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

Underwriting Commitments.  As of August 2008, the firm had no commitments to purchase securities in connection with its underwriting activities. As of November 2007, the firm had commitments to purchase $88 million of securities in connection with its underwriting activities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other.  The firm had other purchase commitments of $1.95 billion (including $768 million related to the firm’s offer to repurchase auction rate securities and a $760 million commitment to purchase mortgage loan and servicing assets) as of August 2008 and $1.76 billion (including a $1.34 billion commitment for the acquisition of Litton Loan Servicing LP) as of November 2007.

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below:

(in millions)
Minimum rental payments
Remainder of 2008	$115
2009	471
2010	439
2011	330
2012	266
2013-thereafter	2,017

Total	$3,638

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $8.31 billion and $10.84 billion of contract holder account balances as of August 2008 and November 2007, respectively, for such benefits. The weighted average attained age of these contract holders was 68 years and 67 years as of August 2008 and November 2007, respectively. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.58 billion and $1.04 billion as of August 2008 and November 2007, respectively. See Note 10 for more information on the firm’s insurance liabilities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Guarantees

The firm enters into various derivative contracts that meet the definition of a guarantee under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Such derivative contracts include credit default and total return swaps, written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. FIN 45 does not require disclosures about derivative contracts if such contracts may be cash settled and the firm has no basis to conclude it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank end users and certain other users. Accordingly, the firm has not included such contracts in the tables below.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of August 2008 and November 2007:

	As of August 2008
	Maximum Payout/Notional Amount by Period of Expiration (1)
	Remainder	2009-	2011-	2013-
	of 2008	2010	2012	Thereafter	Total
	(in millions)
Derivatives (2)	$177,757	$468,630	$415,677	$537,606	$1,599,670
Securities lending indemnifications (3)	30,132	—	—	—	30,132
Performance bonds (4)	2,047	—	—	—	2,047
Other financial guarantees (5)	161	394	325	410	1,290

	As of November 2007
	Maximum Payout/Notional Amount by Period of Expiration (1)
		2009-	2011-	2013-
	2008	2010	2012	Thereafter	Total
	(in millions)
Derivatives (2)	$580,769	$492,563	$457,511	$514,498	$2,045,341
Securities lending indemnifications (3)	26,673	—	—	—	26,673
Performance bonds (4)	2,046	—	—	—	2,046
Other financial guarantees (5)	381	121	258	46	806

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	The aggregate carrying value of these derivatives was a liability of $49.10 billion and $33.10 billion as of August 2008 and November 2007, respectively. The carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement. These derivative contracts are risk managed together with derivative contracts that are not considered guarantees under FIN 45, and therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $31.05 billion and $27.49 billion as of August 2008 and November 2007, respectively.

(4)	Excludes collateral of $2.05 billion related to these obligations as of both August 2008 and November 2007.

(5)	The carrying value of these guarantees was a liability of $68 million and $43 million as of August 2008 and November 2007, respectively.

The firm has established trusts, including Goldman Sachs Capital I, II and III, and other entities for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. See Note 5 for information regarding the transactions involving Goldman Sachs Capital I, II and III. The firm effectively provides for the full and unconditional guarantee of the securities issued by these entities, which are not consolidated for accounting purposes. Timely payment by the firm of amounts due to these entities under the borrowing, preferred stock and related contractual arrangements will be sufficient to cover payments due on the securities issued by these entities. Management believes that it is unlikely that any circumstances will occur, such as nonperformance on the part of paying agents or other service providers, that would make it necessary for the firm to make payments related to these entities other than those required under the terms of the borrowing, preferred stock and related contractual arrangements and in connection with certain expenses incurred by these entities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of August 2008 and November 2007.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of August 2008 and November 2007.

Note 7.	Shareholders’ Equity

On September 15, 2008, the Board of Directors of Group Inc. (the Board) declared a dividend of $0.35 per common share with respect to the firm’s third quarter of 2008 to be paid on November 24, 2008 to common shareholders of record on October 27, 2008.

During the three and nine months ended August 2008, the firm repurchased 1.5 million and 10.5 million shares of its common stock for a total cost of $271 million and $2.03 billion, respectively. The average cost per share for repurchased shares was $180.07 and $193.41 for the three and nine months ended August 2008, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 6.7 million of restricted stock units with a total value of $1.31 billion in the first nine months of 2008.

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

As of August 2008, the firm had 124,000 shares of perpetual non-cumulative preferred stock issued and outstanding in four series as set forth in the following table:

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

In 2007, the Board authorized 17,500.1 shares of perpetual Non-Cumulative Preferred Stock, Series E and 5,000.1 shares of perpetual Non-Cumulative Preferred Stock, Series F in connection with the APEX issuance. See Note 5 for further information on the APEX issuance. Under the stock purchase contracts, the firm will issue on the relevant stock purchase dates (on or before June 1, 2013 and September 1, 2013 for Series E and Series F preferred stock, respectively) one share of Series E and Series F preferred stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated debt held by these trusts. When issued, each share of Series E and Series F preferred stock will have a par value of $0.01 and a liquidation preference of $100,000 per share. Dividends on Series E preferred stock, if declared, will be payable semi-annually at a fixed annual rate of 5.79% if the stock is issued prior to June 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%. Dividends on Series F preferred stock, if declared, will be payable quarterly at a rate per annum equal to three-month LIBOR plus 0.77% if the stock is issued prior to September 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%. The preferred stock may be redeemed at the option of the firm on the stock purchase dates or any day thereafter, subject to regulatory approval and certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On September 15, 2008, the Board declared a dividend per preferred share of $236.98, $387.50, $252.78 and $252.78 for Series A, Series B, Series C and Series D preferred stock, respectively, to be paid on November 10, 2008 to preferred shareholders of record on October 26, 2008.

Subsequent to August 2008, the firm issued preferred and common stock and warrants to purchase common stock. See Note 16 for further information.

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	August	November
	2008	2007
	(in millions)
Adjustment from adoption of SFAS No. 158, net of tax	$(194)	$(194)
Currency translation adjustment, net of tax	31	68
Net unrealized gains/(losses) on available-for-sale securities, net of tax (1)	(11)	8
Pension and postretirement liability adjustment, net of tax	9	—

Total accumulated other comprehensive income/(loss), net of tax	$(165)	$(118)

(1)	Consists of net unrealized losses of $23 million on available-for-sale securities held by the firm’s insurance subsidiaries and net unrealized gains of $12 million on available-for-sale securities held by investees accounted for under the equity method as of August 2008. Consists of net unrealized gains of $9 million on available-for-sale securities held by investees accounted for under the equity method and net unrealized losses of $1 million on available-for-sale securities held by the firm’s insurance subsidiaries as of November 2007.

Note 8.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
	(in millions, except per share amounts)
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$810	$2,806	$4,328	$8,241

Denominator for basic EPS — weighted average number of common shares	427.6	429.0	429.3	436.2
Effect of dilutive securities (1)
Restricted stock units	11.2	14.4	9.8	13.2
Stock options	9.5	14.0	10.6	14.9

Dilutive potential common shares	20.7	28.4	20.4	28.1

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	448.3	457.4	449.7	464.3

Basic EPS	$1.89	$6.54	$10.08	$18.89
Diluted EPS	1.81	6.13	9.62	17.75

(1)	The diluted EPS computations do not include the antidilutive effect of the following restricted stock units and stock options:

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
		(in millions)

Number of antidilutive restricted stock units and stock options, end of period	6.1	—	6.7	—

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	August	November
	2008	2007
	(in millions)
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	275	123
Equities (1)	2,389	2,381
Principal Investments	80	11
Asset Management and Securities Services
Asset Management (2)	567	564
Securities Services	117	117

Total	$3,553	$3,321

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		August	November
		2008	2007
		(in millions)

Customer lists (1)	Gross carrying amount	$1,129	$1,086
	Accumulated amortization	(416)	(354)

	Net carrying amount	$713	$732

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(242)	(212)

specialist rights	Net carrying amount	$472	$502

Insurance-related	Gross carrying amount	$444	$461
assets (2)	Accumulated amortization	(123)	(89)

	Net carrying amount	$321	$372

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF) lead	Accumulated amortization	(42)	(38)

market maker rights	Net carrying amount	$96	$100

Other (3)	Gross carrying amount	$147	$360
	Accumulated amortization	(69)	(295)

	Net carrying amount	$78	$65

Total	Gross carrying amount	$2,572	$2,759
	Accumulated amortization	(892)	(988)

	Net carrying amount	$1,680	$1,771

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of the variable annuity and life insurance business. DAC results from commissions paid by the firm to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with the firm and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is seven years as of August 2008.

(3)	Primarily includes marketing-related assets and power contracts.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 11 years.

The estimated future amortization for existing identifiable intangible assets through 2013 is set forth below:

(in millions)
Remainder of 2008	$45
2009	176
2010	157
2011	150
2012	140
2013	127

Note 10.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of
	August	November
	2008	2007
	(in millions)
Property, leasehold improvements and equipment (1)	$10,717	$8,975
Goodwill and identifiable intangible assets (2)	5,233	5,092
Income tax-related assets	5,184	4,177
Equity-method investments (3)	1,766	2,014
Miscellaneous receivables and other	4,847	3,809

Total	$27,747	$24,067

(1)	Net of accumulated depreciation and amortization of $6.47 billion and $5.88 billion as of August 2008 and November 2007, respectively.

(2)	See Note 9 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments of $3.71 billion and $2.25 billion accounted for at fair value under SFAS No. 159 as of August 2008 and November 2007, respectively, which are included in “Financial instruments owned, at fair value” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	August	November
	2008	2007
	(in millions)
Insurance-related liabilities (1)	$10,603	$10,344
Minority interest (2)	3,621	7,265
Compensation and benefits	7,551	11,816
Income tax-related liabilities	2,123	2,546
Accrued expenses and other payables	4,619	4,749
Employee interests in consolidated funds	508	2,187

Total	$29,025	$38,907

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	August	November
	2008	2007
	(in millions)

Separate account liabilities	$5,430	$7,039
Liabilities for future benefits and unpaid claims	4,071	2,142
Contract holder account balances	861	937
Reserves for guaranteed minimum death and income benefits	241	226

Total insurance-related liabilities	$10,603	$10,344

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.29 billion and $1.30 billion as of August 2008 and November 2007, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $1.34 billion and $785 million as of August 2008 and November 2007, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders. Liabilities for future benefits and unpaid claims include $1.34 billion carried at fair value under SFAS No. 159.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are computed in accordance with AICPA SOP 03-1 and are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $2.31 billion and $5.95 billion related to consolidated investment funds as of August 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Employee Benefit Plans

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

The components of pension expense/(income) and postretirement expense are set forth below:

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
		(in millions)
U.S. pension
Interest cost	$7	$5	$18	$16
Expected return on plan assets	(9)	(8)	(25)	(24)
Net amortization	(1)	—	(1)	1

Total	$(3)	$(3)	$(8)	$(7)

Non-U.S. pension
Service cost	$22	$18	$64	$55
Interest cost	10	8	31	24
Expected return on plan assets	(10)	(8)	(31)	(25)
Net amortization	—	2	1	7

Total	$22	$20	$65	$61

Postretirement
Service cost	$6	$7	$16	$16
Interest cost	7	7	20	17
Net amortization	4	6	13	14

Total	$17	$20	$49	$47

The firm expects to contribute a minimum of $133 million to its pension plans and $7 million to its postretirement plans in 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 12.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $2.55 billion and $2.76 billion for the nine months ended August 2008 and August 2007, respectively. As of August 2008 and November 2007, the fees receivable from these funds were $769 million and $596 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $16.66 billion and $12.90 billion as of August 2008 and November 2007, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 6 for the firm’s commitments related to these funds.

Note 13.	Income Taxes

FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold required before a tax position can be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interim period accounting and accounting for interest and penalties. The firm adopted the provisions of FIN 48 as of December 1, 2007 and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings.

FIN 48 requires disclosure of the following amounts as of the date of adoption, and on an annual basis thereafter. As of December 1, 2007 (date of adoption), the firm’s liability for unrecognized tax benefits reported in “Other liabilities and accrued expenses” in the condensed consolidated statement of financial condition was $1.04 billion. The firm reported a related deferred tax asset of $497 million in “Other assets” in the condensed consolidated statement of financial condition. If recognized, the net liability of $545 million would reduce the firm’s effective income tax rate. As of December 1, 2007, the firm’s accrued liability for interest expense related to income tax matters and income tax penalties was $79 million. The firm reports interest expense related to income tax matters in “Provision for taxes” in the condensed consolidated statements of earnings and income tax penalties in “Other expenses” in the condensed consolidated statements of earnings.

During the nine months ended August 29, 2008, the net liability of $545 million as of December 1, 2007 increased by approximately $164 million. The firm does not expect unrecognized tax benefits to change significantly during the twelve months subsequent to August 29, 2008.

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. During fiscal 2007, the IRS substantially concluded its examination of fiscal years 2003 and 2004. Tax audits that have been substantially concluded in other jurisdictions in which the firm has significant business operations include New York State’s examination of fiscal years through 2003, the United Kingdom’s review of fiscal years through 2004 and Hong Kong’s review of fiscal years through 2001. The firm does not expect that potential additional assessments from these examinations will be material to its results of operations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Below is a table of the earliest tax years that remain subject to examination by major jurisdiction:

Earliest
Tax Year
Subject to
Jurisdiction	Examination
U.S. Federal	2005 (1)
New York State and City	2004 (2)
United Kingdom	2005
Japan	2005
Hong Kong	2002
Korea	2003

(1)	IRS examination of fiscal 2005, 2006 and 2007 began during 2008.

(2)	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

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

As of August 2008, the firm was regulated by the U.S. Securities and Exchange Commission (SEC) as a Consolidated Supervised Entity (CSE) and, as such, was subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis as set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision. The firm was in compliance with the CSE capital adequacy standards as of August 2008 and November 2007. On September 21, 2008, Group Inc. became a bank holding company regulated by the Federal Reserve Board under the U.S. Bank Holding Company Act of 1956. On September 26, 2008, the SEC announced that it was ending the CSE program. As a bank holding company, the firm is now subject to Federal Reserve Board regulations and policies which, among other things, may, under certain circumstances, limit the amount of dividends Group Inc. can pay to its shareholders. In addition, the firm will now be subject to Federal Reserve Board scrutiny of its leverage ratio. See Note 16 for further information.

The firm’s U.S. regulated broker-dealer subsidiaries include Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of August 2008, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $11.37 billion, which exceeded the amounts required by $8.53 billion. As of August 2008, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.27 billion, which exceeded the amounts required by $1.19 billion. In addition to its alternative minimum net capital requirements, GS&Co. is

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of August 2008 and November 2007, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

As of August 2008, GS Bank USA, a wholly owned industrial bank, was regulated by the State of Utah Department of Financial Institutions and was a member of the Federal Deposit Insurance Corporation (FDIC). On September 26, 2008, GS Bank USA became a member of the Federal Reserve System and is now regulated by the Federal Reserve Board and by the State of Utah Department of Financial Institutions, and continues to be a member of the FDIC. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. Goldman Sachs Bank Europe PLC (GS Bank Europe), a wholly owned credit institution, is regulated by the Irish Financial Services Regulatory Authority. Both entities are subject to minimum capital requirements and as of August 2008, both were in compliance with all regulatory capital requirements. As of August 2008 and November 2007, substantially all bank deposits were held at GS Bank USA and GS Bank Europe. Deposits at GS Bank USA were $22.17 billion and $15.26 billion as of August 2008 and November 2007, respectively, all of which were U.S. dollar-denominated and the weighted average interest rates for these deposits were 2.39% and 4.71% as of August 2008 and November 2007, respectively. As of August 2008, deposits at GS Bank Europe were $6.80 billion, substantially all of which were either U.S. dollar or Euro-denominated and the weighted average interest rate for these deposits was 3.04%. Substantially all of these deposits have no stated maturity and can be withdrawn upon short notice. The carrying value of bank deposits approximated fair value as of August 2008 and November 2007.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the Bermuda Registrar of Companies and the U.K.’s Financial Services Authority (FSA). The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of August 2008 and November 2007.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements of Japan’s Financial Services Agency. As of August 2008 and November 2007, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of August 2008 and November 2007, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the		As of or for the
		Three Months		Nine Months
		Ended August		Ended August
		2008	2007	2008	2007
		(in millions)

Investment	Net revenues	$1,294	$2,145	$4,151	$5,582
Banking	Operating expenses	772	1,291	2,867	3,831

	Pre-tax earnings	$522	$854	$1,284	$1,751

	Segment assets	$3,663	$5,051	$3,663	$5,051

Trading and	Net revenues	$2,704	$8,229	$13,419	$24,295
Principal	Operating expenses	3,465	5,344	11,169	14,934

Investments	Pre-tax earnings/(loss)	$(761)	$2,885	$2,250	$9,361

	Segment assets	$724,717	$712,236	$724,717	$712,236

Asset Management	Net revenues	$2,045	$1,960	$6,230	$5,369
and Securities	Operating expenses	833	1,405	3,803	3,895

Services	Pre-tax earnings	$1,212	$555	$2,427	$1,474

	Segment assets	$353,393	$328,491	$353,393	$328,491

Total	Net revenues (1)	$6,043	$12,334	$23,800	$35,246
	Operating expenses (2)	5,083	8,075	17,865	22,697

	Pre-tax earnings (3)	$960	$4,259	$5,935	$12,549

	Total assets	$1,081,773	$1,045,778	$1,081,773	$1,045,778

(1)	Net revenues include net interest as set forth in the table below:

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
		(in millions)

Investment Banking	$—	$—	$6	$1
Trading and Principal Investments	264	653	863	1,404
Asset Management and Securities Services	871	688	2,494	1,857

Total net interest	$1,135	$1,341	$3,363	$3,262

(2)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $13 million and $35 million for the three months ended August 2008 and August 2007, respectively, and $26 million and $37 million for the nine months ended August 2008 and August 2007, respectively, that have not been allocated to the firm’s segments.

(3)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
		(in millions)

Investment Banking	$41	$32	$117	$99
Trading and Principal Investments	289	208	749	608
Asset Management and Securities Services	62	43	180	129

Total depreciation and amortization	$392	$283	$1,046	$836

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

The following table sets forth the total net revenues of the firm and its consolidated subsidiaries by geographic region allocated on the methodology described above, as well as the percentage of total net revenues for each geographic region:

	Three Months				Nine Months
	Ended August				Ended August
	2008		2007		2008		2007
	($ in millions)
Net revenues
Americas (1)	$4,315	71%	$5,759	47%	$13,838	58%	$16,918	48%
EMEA (2)	1,523	25	3,449	28	6,953	29	11,081	31
Asia	205	4	3,126	25	3,009	13	7,247	21

Total net revenues	$6,043	100%	$12,334	100%	$23,800	100%	$35,246	100%

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 16.	Subsequent Events

Bank Holding Company

On September 21, 2008, Group Inc. became a bank holding company under the U.S. Bank Holding Company Act of 1956, and the Federal Reserve Board became its primary federal regulator. On September 26, 2008, GS Bank USA became a member of the Federal Reserve System and is now regulated by the Federal Reserve Board and by the State of Utah Department of Financial Institutions, and continues to be a member of the FDIC. The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The firm has become subject to the Federal Reserve’s minimum capital standards on a consolidated basis and is no longer supervised by the SEC as a CSE. As of August 2008, the firm’s ratio of Tier 1 Capital to Total Risk-Weighted Assets was 11.6%.

Equity Issuances

On October 1, 2008, in a private offering, Group Inc. issued to Berkshire Hathaway Inc. and certain affiliates, in exchange for $5.00 billion, 50,000 shares of 10% Cumulative Perpetual Preferred Stock, Series G and warrants to purchase 43,478,260 shares of voting common stock. Each share of preferred stock has a par value of $0.01, a liquidation preference of $100,000 and a dividend rate of 10% per annum, and is redeemable, at Group Inc.’s option, at any time, subject to the approval of the Federal Reserve Board, at 110% of the liquidation preference. The warrants, which are exercisable at any time until October 1, 2013, have an exercise price of $115 per share, subject to adjustment for certain dilutive events. On October 3, 2008, the Board declared a dividend per preferred share of $1,083.33 for the Series G preferred stock to be paid on November 10, 2008 to preferred shareholders of record on October 26, 2008.

On September 29, 2008, Group Inc. completed a public offering of 46.75 million common shares at $123 per share for total proceeds of $5.75 billion.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of August 29, 2008, the related condensed consolidated statements of earnings for the three and nine months ended August 29, 2008 and August 31, 2007, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended August 29, 2008, the condensed consolidated statements of cash flows for the nine months ended August 29, 2008 and August 31, 2007, and the condensed consolidated statements of comprehensive income for the three and nine months ended August 29, 2008 and August 31, 2007. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
October 3, 2008

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Goldman Sachs Group, Inc. (Group Inc.) is a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. On September 21, 2008, Group Inc. became a bank holding company regulated by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Unless specifically stated otherwise, all references to August 2008, May 2008 and August 2007 refer to our fiscal periods ended, or the dates, as the context requires, August 29, 2008, May 30, 2008 and August 31, 2007, respectively. All references to November 2007, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 30, 2007. All references to 2008, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, November 28, 2008.

When we use the terms “Goldman Sachs,” “we,” “us” and “our,” we mean Group Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Overview

Three Months Ended August 2008 versus August 2007.  Our diluted earnings per common share were $1.81 for the third quarter of 2008 compared with $6.13 for the third quarter of 2007. Annualized return on average tangible common shareholders’ equity (1) was 8.8% and annualized return on average common shareholders’ equity was 7.7% for the third quarter of 2008. Book value per common share increased 2% during the quarter to $99.30. Our Tier 1 Ratio (2) was 11.6% at the end of the third quarter of 2008, compared with 10.8% at the end of the second quarter of 2008.

Net revenues in Trading and Principal Investments decreased significantly compared with the third quarter of 2007, reflecting significant declines in Fixed Income, Currency and Commodities (FICC) and Equities compared with particularly strong results in the third quarter of 2007, as well as lower results in Principal Investments. The decrease in FICC primarily reflected very weak results in credit products and mortgages, which were adversely affected by broad-based declines in asset values. Credit products included very weak results from investments, particularly outside of the U.S., and a loss of approximately $275 million (including hedges) related to non-investment-grade credit origination activities. Mortgages included net losses of approximately $500 million on residential mortgage loans and securities and approximately $325 million on commercial mortgage loans and securities. Commodities produced strong results, which were higher compared with the third quarter of 2007. Net revenues in currencies and interest rate products were also strong, although essentially unchanged from the third quarter of 2007. During the quarter, FICC operated in an environment generally characterized by wider mortgage and corporate credit spreads, volatile markets and lower levels of client activity. The decline in net revenues in Equities reflected very weak results in principal strategies. In addition, net revenues in derivatives were significantly lower than a particularly strong third quarter of 2007. Commissions were strong, but lower, compared with the third quarter of 2007. Our Equities business operated in an environment characterized by a significant decline in global equity prices, deleveraging by clients and generally lower client activity levels towards the end of the quarter. The decrease in Principal Investments primarily reflected net losses from corporate and real estate principal investments, particularly outside of the U.S.

Net revenues in Investment Banking were significantly lower compared with the third quarter of 2007, reflecting a significant decrease in Financial Advisory, as well as lower net revenues in equity underwriting. In Financial Advisory, the decline from a particularly strong third quarter of 2007 primarily reflected a decrease in industry-wide completed mergers and acquisitions. The decrease in equity underwriting primarily reflected a decline in industry-wide initial public offerings. Our investment banking transaction backlog increased during the quarter. (3)

Net revenues in Asset Management and Securities Services increased slightly compared with the third quarter of 2007. Securities Services net revenues were higher, as our prime brokerage business continued to generate strong results. Customer balances were higher compared with the third quarter of 2007. Asset Management net revenues decreased, reflecting lower management and other fees, as well as lower incentive fees. The decrease in management and other fees primarily reflected the impact of one fewer week in our fiscal third quarter of 2008 compared with the third quarter of 2007.

Nine Months Ended August 2008 versus August 2007.  Our diluted earnings per common share were $9.62 for the nine months ended August 2008 compared with $17.75 for the same period last year. Annualized return on average tangible common shareholders’ equity (1) was 16.3% and annualized return on average common shareholders’ equity was 14.2% for the nine months ended August 2008.

(1)	Return on average tangible common shareholders’ equity (ROTE) is computed by dividing net earnings (or annualized net earnings for annualized ROTE) applicable to common shareholders by average monthly tangible common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROTE.

(2)	As of August 2008, Goldman Sachs was regulated by the SEC as a Consolidated Supervised Entity (CSE) and, as such, was subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. The Tier 1 Ratio equals tier 1 capital divided by total risk-weighted assets. See “— Equity Capital” below for a further discussion of our Tier 1 Ratio. On September 21, 2008, Group Inc. became a bank holding company regulated by the Federal Reserve Board under the U.S. Bank Holding Company Act of 1956. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

(3)	Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Our results for the first nine months of 2008 reflected significantly less favorable market conditions compared with the same period last year. Net revenues in Trading and Principal Investments were significantly lower compared with strong results for the first nine months of 2007, reflecting significant declines in FICC, Principal Investments and Equities. Results in FICC were adversely affected by weakness in the broader credit markets and broad-based declines in asset values. Credit products included very weak results from investments and a loss of approximately $2.1 billion (including hedges) related to non-investment-grade credit origination activities, partially offset by strong franchise trading results. Mortgages included net losses of approximately $1.6 billion on residential mortgage loans and securities and approximately $700 million on commercial mortgage loans and securities. Interest rate products, currencies and commodities generated strong results and net revenues were significantly higher than the same prior year period. During the first nine months of 2008, client activity levels were generally solid, although activity levels declined during our third quarter. The decline in Principal Investments primarily reflected losses from corporate principal investments, as well as lower gains and overrides from real estate principal investments. The decrease in Equities was principally due to significantly lower results in principal strategies. The client franchise businesses produced strong results and net revenues were slightly higher compared with the first nine months of 2007. Commissions were strong and higher compared with the same period last year. During the first nine months of 2008, Equities operated in an environment generally characterized by significantly lower equity prices, particularly in the third quarter, and high levels of volatility. Client activity levels, although generally solid, declined towards the end of our third quarter, reflecting the challenging market environment.

Net revenues in Investment Banking declined significantly compared with strong results for the first nine months of 2007, reflecting significantly lower net revenues in both Financial Advisory and Underwriting. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions. The decrease in Underwriting reflected significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decline in debt underwriting was primarily due to a decrease in leveraged finance and, to a lesser extent, mortgage-related activity, reflecting challenging market conditions.

Net revenues in Asset Management and Securities Services increased compared with the first nine months of 2007. Securities Services net revenues were higher, as our prime brokerage business continued to generate strong results. Customer balances were higher compared with the same period last year. Asset Management net revenues also increased, reflecting higher average assets under management and higher incentive fees.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Business Environment

Global economic growth continued to slow during our third quarter of fiscal 2008, with weakness becoming more broad-based across the major economies. In emerging markets, although economic growth generally remained solid, the pace of growth decelerated as a result of a lower contribution from net exports. Financial markets continued to experience elevated levels of volatility due to concerns about the outlook for global growth, inflation and asset writedowns. During our third quarter, global equity markets experienced significant declines, and mortgage and corporate credit spreads widened. After peaking in July, the price of crude oil fell over the remainder of our third quarter. The U.S. dollar appreciated against the Euro, British pound and Japanese yen. Investment banking activity levels were subdued in our third quarter. Although industry-wide announced and completed mergers and acquisitions increased slightly during our third quarter, industry-wide equity and equity-related offerings declined significantly.

In the U.S., real gross domestic product (GDP) growth appeared to soften in our third quarter as the impact of the federal government’s stimulus package subsided. Residential investment continued to contract due to ongoing oversupply in the housing market. Surveys of consumer confidence deteriorated during our third quarter while business sentiment remained at low levels. The rate of unemployment continued to increase, reaching its highest level in nearly five years, with private-sector employment contracting each month during our third quarter. However, strong growth in exports, particularly to emerging markets, continued to provide support for economic growth and narrow the current account deficit. While the rate of inflation increased, long-term inflation expectations moderated as oil prices declined and capacity utilization decreased. The U.S. Federal Reserve maintained its federal funds target rate at 2.00% during our third quarter. The 10-year U.S. Treasury note yield ended our third quarter 23 basis points lower at 3.83%. In the equity markets, the Dow Jones Industrial Average, the S&P 500 Index and the NASDAQ Composite Index decreased during our third quarter by 9%, 8% and 6%, respectively.

In the Eurozone economies, real GDP growth appeared to remain slow in our third quarter, as growth in industrial production, fixed investment and consumer expenditure was weak. Surveys of business and consumer confidence declined during our third quarter and a number of housing markets showed signs of weakness. In response to elevated inflationary pressures, the European Central Bank raised its main refinancing operations rate by 25 basis points to 4.25%. The Euro depreciated by 6% against the U.S. dollar. In the U.K., the pace of real GDP growth appeared to slow. Surveys of consumer confidence worsened during our third quarter over concerns about the impact on economic growth from tighter credit conditions, a softer labor market and weakness in the housing sector. Although inflationary pressures remained elevated, the Bank of England kept its official bank rate at 5.00% during our third quarter. The British pound depreciated by 8% against the U.S. dollar. Equity markets and long-term government bond yields in both the U.K. and continental Europe decreased during our third quarter.

In Japan, real GDP growth appeared to remain slow in our third quarter, as growth in exports, capital expenditure and consumption remained slow. Business confidence remained low and the unemployment rate appeared to increase slightly over the quarter. Measures of inflation increased during our third quarter, with core inflation rising at its fastest pace in more than ten years. The Bank of Japan left its target overnight call rate unchanged at 0.50%, while the yield on 10-year Japanese government bonds decreased during our third quarter. The Nikkei 225 Index ended our third quarter 9% lower. The yen depreciated by 3% against the U.S. dollar.

In China, real GDP growth remained strong during our third quarter, as domestic demand growth was strong and export growth was solid. The rate of consumer inflation decreased during our third quarter. The People’s Bank of China maintained its one-year benchmark lending rate at 7.47%, but raised the reserve requirement ratio by 100 basis points. The Chinese yuan continued to appreciate against the U.S. dollar, increasing by 2%. The Shanghai Composite Index declined sharply, ending our third quarter 30% lower. In India, while growth in the agricultural sector and in exports recovered modestly, overall real GDP growth slowed as business investment and industrial production slowed. Despite a tighter monetary stance, inflationary pressures continued to escalate, reflecting the impact of higher food and fuel prices. The Indian rupee depreciated by 4% against the U.S. dollar during our third quarter. Equity markets in Korea, Hong Kong and India also experienced significant declines during our third quarter.

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

In determining fair value, we separate our “Financial instruments, owned at fair value” and “Financial instruments sold, but not yet purchased, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Financial Instruments by Category
(in millions)

	As of August 2008		As of November 2007
		Financial		Financial
	Financial	Instruments Sold,	Financial	Instruments Sold,
	Instruments	but not Yet	Instruments	but not Yet
	Owned, at	Purchased, at	Owned, at	Purchased, at
	Fair Value	Fair Value	Fair Value	Fair Value
Cash trading instruments	$252,367	$80,601	$324,181	$112,018
ICBC	7,137 (1)	—	6,807 (1)	—
SMFG	1,941	1,936 (4)	4,060	3,627 (4)
Other principal investments	17,112 (2)	—	11,933 (2)	—

Principal investments	26,190	1,936	22,800	3,627

Cash instruments	278,557	82,537	346,981	115,645
Exchange-traded	14,209	15,623	13,541	12,280
Over-the-counter	107,354	88,281	92,073	87,098

Derivative contracts	121,563 (3)	103,904 (5)	105,614 (3)	99,378 (5)

Total	$400,120	$186,441	$452,595	$215,023

(1)	Includes interests of $4.51 billion and $4.30 billion as of August 2008 and November 2007, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (in addition to our investments in ICBC and Sumitomo Mitsui Financial Group, Inc. (SMFG)) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of August 2008			As of November 2007
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$10,971	$3,843	$14,814	$7,297	$2,361	$9,658
Public	2,249	49	2,298	2,208	67	2,275

Total	$13,220	$3,892	$17,112	$9,505	$2,428	$11,933

(3)	Net of cash received pursuant to credit support agreements of $98.78 billion and $59.05 billion as of August 2008 and November 2007, respectively.

(4)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(5)	Net of cash paid pursuant to credit support agreements of $26.26 billion and $27.76 billion as of August 2008 and November 2007, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and sovereign obligations, active listed equities and certain money market securities.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, investment-grade corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, state, municipal and provincial obligations, most physical commodities and certain money market securities and loan commitments.

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

We also have an investment in the convertible preferred stock of SMFG. This investment is valued using a model that is principally based on SMFG’s common stock price. During our second quarter of 2008, we converted one-third of our preferred stock investment into SMFG common stock, and delivered the common stock to close out one-third of our hedge position. As of August 2008, we remained hedged on the common stock underlying our remaining investment in SMFG.

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

Derivative Contracts.  Derivative contracts can be exchange-traded or over-the-counter (OTC). We generally value exchange-traded derivatives within portfolios using models which calibrate to market-clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying instruments.

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

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading and investing functions, is responsible for the oversight of control and valuation policies and for reporting the results of these policies to our Audit Committee. We seek to maintain the necessary resources to ensure that control functions are performed to the highest standards. We employ procedures for the approval of new transaction types and markets, price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. These procedures are performed by personnel independent of the trading and investing functions. For financial instruments where prices or valuations that require inputs are less observable, we employ, where possible, procedures that include comparisons with similar observable positions, analysis of actual to projected cash flows, comparisons with subsequent sales and discussions with senior business leaders. See “— Market Risk” and “— Credit Risk” below for a further discussion of how we manage the risks inherent in our trading and principal investing businesses.

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

Instruments that trade infrequently and therefore have little or no price transparency are classified within level 3 of the fair value hierarchy. We determine which instruments are classified within level 3 based on the results of our price verification process. This process is performed by personnel independent of our trading and investing functions who corroborate valuations to external market data (e.g., quoted market prices, broker or dealer quotations, third-party pricing vendors, recent trading activity and comparative analyses to similar instruments). When broker or dealer quotations or third-party pricing vendors are used for valuation or price verification, greater priority is given to executable quotes. As part of our price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument. See Notes 2 and 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding SFAS No. 157.

Valuation Methodologies for Level 3 Assets.  Instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. As time passes, transaction price becomes less reliable as an estimate of fair value and accordingly, we use other methodologies to determine fair value, which vary based on the type of instrument, as described below. Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence. Senior management in control functions, independent of the trading and investing functions, reviews all significant unrealized gains/losses, including the primary drivers of the change in value. Valuations are further corroborated by values realized upon sales of our level 3 assets. An overview of methodologies used to value our level 3 assets subsequent to the transaction date is as follows:

•	Private equity and real estate fund investments. Recent third-party investments or pending transactions are considered to be the best evidence of fair value. In the absence of such evidence, valuations are based on a combination of third-party independent appraisals, transactions in similar instruments, discounted cash flow techniques and valuation multiples. Evidence that may be used to corroborate a change in fair value include transactions in similar instruments; pending reorganizations (e.g., merger proposals, tender offers or debt restructurings); and significant changes in financial metrics (such as operating results as compared to previous projections, industry multiples for comparable publicly traded investments, credit ratings and balance sheet ratios).

•	Bank loans and bridge loans and Corporate debt securities and other debt obligations. Valuations are generally based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows and the market yield. Distressed instruments are also sensitive to recovery assumptions. Inputs are determined based on relative value analyses, which incorporate comparisons to credit default swaps that reference the same underlying credit risk, other debt instruments for the same issuer for which observable prices or quotes are available.

•	Loans and securities backed by commercial real estate. Loans and securities backed by commercial real estate are collateralized by specific assets and are generally tranched into varying levels of subordination. Due to the nature of these instruments, valuations vary by instrument and we apply various valuation methodologies. Valuation methodologies include relative value analyses across different tranches, comparisons to transactions in both the underlying collateral and instruments with the same or substantially the same underlying collateral, including market indices, such as the CMBX (1), and credit default swaps, as well as discounted cash flow techniques.

•	Loans and securities backed by residential real estate. Valuations are based on both proprietary and industry recognized models (including Intex and Bloomberg), discounted cash flow techniques and hypothetical securitization analyses. In the recent market environment, the most significant inputs to the valuation of these instruments are delinquency, default and loss expectations, which are driven in part by housing prices. Inputs are determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX (1).

•	Loan portfolios. Valuations are based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows and the market yield. Inputs are determined based on relative value analyses which incorporate comparisons to recent auction data for other similar loan portfolios.

•	Derivative contracts. Valuation models are calibrated to initial trade price. Subsequent changes in valuations are based on observable inputs to the valuation models (e.g., interest rates, credit spreads, volatilities, etc.). Model inputs are changed only when corroborated by market data. The valuations of less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs, such as certain correlations and volatilities.

Total level 3 assets were $67.87 billion, $78.09 billion and $69.15 billion as of August 2008, May 2008 and November 2007, respectively. The decrease in level 3 assets during the three months ended August 2008 was primarily driven by transfers to level 2 of corporate debt securities and other debt obligations, and full and partial sales of bank loans and bridge loans. The transfers to level 2 were due to improved price transparency, largely as a result of partial sales. The decrease also reflected transfers to level 2 of mortgage-related derivative assets, as recent trading activity provided improved transparency for correlation inputs.

The slight decrease in level 3 assets during the nine months ended August 2008 primarily reflected unrealized losses and dispositions of bank loans and bridge loans as well as transfers to level 2 of mortgage-related derivative assets, as recent trading activity provided improved transparency for correlation inputs. These decreases were partially offset by transfers to level 3 of loans and securities backed by commercial real estate, reflecting reduced levels of liquidity, and therefore reduced price transparency, as well as purchases of corporate debt securities and other debt obligations.

(1) The CMBX and ABX are indices that track the performance of commercial mortgage bonds and subprime residential mortgage bonds, respectively.

The following table sets forth the fair values of financial assets classified as level 3 within the fair value hierarchy:

Level 3 Financial Assets at Fair Value
(in millions)

	As of
	August	May	November
Description	2008	2008	2007
Private equity and real estate fund investments (1)	$17,485	$16,677	$18,006
Bank loans and bridge loans (2)	10,956	13,301	13,334
Corporate debt securities and other debt obligations (3)	7,467	11,846	6,111
Mortgage and other asset-backed loans and securities
Loans and securities backed by commercial real estate	11,144	10,265	7,410
Loans and securities backed by residential real estate	2,116	2,330	2,484
Loan portfolios (4)	4,955	5,252	6,106

Cash instruments	54,123	59,671	53,451
Derivative contracts	13,745	18,417	15,700

Total level 3 assets at fair value	67,868	78,088	69,151
Level 3 assets for which we do not bear economic exposure (5)	(9,598)	(10,747)	(14,437)

Level 3 assets for which we bear economic exposure	$58,270	$67,341	$54,714

(1)	Includes $2.43 billion, $2.35 billion and $7.06 billion as of August 2008, May 2008 and November 2007, respectively, of assets for which we do not bear economic exposure. Also includes $3.46 billion, $3.09 billion and $2.02 billion as of August 2008, May 2008 and November 2007, respectively, of real estate fund investments.

(2)	Includes mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $1.14 billion, $1.24 billion and $2.49 billion as of August 2008, May 2008 and November 2007, respectively, of CDOs backed by corporate obligations.

(4)	Consists of acquired portfolios of distressed loans and securities, primarily backed by commercial and residential real estate collateral.

(5)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

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

Long Positions in Loans and Securities Backed by Residential Real Estate
(in millions)

	As of
	August	November
	2008	2007
Prime (1)	$2,053	$7,135
Alt-A	3,675	6,358
Subprime (2)	1,886	2,109

Total (3)	$7,614	$15,602

(1)	Excludes U.S. government agency-issued collateralized mortgage obligations of $5.10 billion and $7.24 billion as of August 2008 and November 2007, respectively. Also excludes U.S. government agency-issued mortgage-pass through certificates.

(2)	Includes $196 million and $316 million of CDOs backed by subprime mortgages as of August 2008 and November 2007, respectively.

(3)	Includes $2.12 billion and $2.48 billion of financial instruments (primarily loans and investment-grade securities, the majority of which were issued during 2006 and 2007) classified as level 3 under the fair value hierarchy as of August 2008 and November 2007, respectively.

Loans and securities backed by commercial real estate.  We originate, securitize and syndicate fixed and floating rate commercial mortgages globally. At any point in time, we may use cash instruments as well as derivatives to manage our risk position in the commercial mortgage market. The following table sets forth the fair value of our long positions in loans and securities backed by commercial real estate by geographic region. The decrease in loans and securities backed by commercial real estate from November 2007 to August 2008 was primarily due to dispositions.

Long Positions in Loans and Securities Backed by
Commercial Real Estate by Geographic Region
 (in millions)

	As of
	August	November
	2008	2007
Americas (1)	$9,371	$12,361
EMEA (2)	5,113	6,607
Asia	132	52

Total (3)	$14,616 (4)	$19,020 (5)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes $11.14 billion and $7.41 billion of financial instruments classified as level 3 under the fair value hierarchy as of August 2008 and November 2007, respectively.

(4)	Includes loans of $11.63 billion and commercial mortgage-backed securities of $2.99 billion as of August 2008, of which $12.91 billion was floating rate and $1.71 billion was fixed rate.

(5)	Includes loans of $16.27 billion and commercial mortgage-backed securities of $2.75 billion as of November 2007, of which $16.52 billion was floating rate and $2.50 billion was fixed rate.

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

Such financial assets and financial liabilities accounted for at fair value include (i) certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments; (ii) certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through our William Street program and certain other nonrecourse financings; (iii) certain unsecured long-term borrowings, including prepaid physical commodity transactions; (iv) resale and repurchase agreements; (v) securities borrowed and loaned within Trading and Principal Investments, consisting of our matched book and certain firm financing activities; (vi) corporate loans, loan commitments and certain certificates of deposit issued by Goldman Sachs Bank USA (GS Bank USA) as well as securities held by GS Bank USA (which would otherwise be accounted for as available-for-sale); (vii) receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140; (viii) certain insurance and reinsurance contracts; and (ix) in general, investments acquired after the adoption of SFAS No. 159 where we have significant influence over the investee and would otherwise apply the equity method of accounting. In certain cases, we may apply the equity method of accounting to new investments that are strategic in nature or closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	August	November
	2008	2007
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	275	123
Equities (1)	2,389	2,381
Principal Investments	80	11
Asset Management and Securities Services
Asset Management (2)	567	564
Securities Services	117	117

Total	$3,553	$3,321

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

Identifiable Intangible Assets.  We amortize our identifiable intangible assets over their estimated lives in accordance with SFAS No. 142 or, in the case of insurance contracts, in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 60 and SFAS No. 97. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

The following table sets forth the carrying value and range of remaining lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of August 2008		As of November 2007
		Range of Estimated
	Carrying	Remaining Lives	Carrying
	Value	(in years)	Value
Customer lists (1)	$713	2 - 17	$732
New York Stock Exchange (NYSE) specialist rights	472	13	502
Insurance-related assets (2)	321	7	372
Exchange-traded fund (ETF) lead market maker rights	96	19	100
Other (3)	78	1 - 17	65

Total	$1,680		$1,771

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of the variable annuity and life insurance business. DAC results from commissions paid by Goldman Sachs to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with us and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven-year estimated life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend for approximately 30 years).

(3)	Primarily includes marketing-related assets and power contracts.

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

During the fourth quarter of 2007, as a result of continuing weak operating results in our NYSE specialist business, we tested our NYSE specialist rights for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an impairment loss is recognized if the carrying amount of our NYSE specialist rights exceeds the projected undiscounted cash flows of the business over the estimated remaining life of our NYSE specialist rights. Projected undiscounted cash flows exceeded the carrying amount of our NYSE specialist rights, and accordingly, we did not record an impairment loss.

In June 2008, the NYSE formally filed rule changes with the SEC to redefine the role of specialists and create a new market model for the NYSE. Certain of the rule changes were approved during our third quarter of 2008, and the remainder are expected to be adopted and implemented upon completion of the statutory review and comment periods during our fourth quarter of 2008. These rule changes will further align the NYSE’s model with investor requirements for speed and efficiency of execution and will establish specialists as Designated Market Makers (DMMs). DMMs will have an obligation to commit capital but for the first time, DMMs will be able to trade on parity with other market participants. In addition, in 2008, the NYSE introduced a reserve order system that allows for anonymous trade execution and is expected to increase liquidity and market share. The new rules and the launch of the reserve order system are expected to bolster the NYSE’s competitive position by simplifying trading and advancing the NYSE’s goal of increasing execution speeds.

In projecting the undiscounted cash flows of the business for the purpose of performing our impairment test during the fourth quarter of 2007, we made several important assumptions about the potential beneficial effects of the rule and market structure changes described above. Specifically, we assumed that:

•	total equity trading volumes in NYSE-listed companies will continue to grow at a rate consistent with recent historical trends;

•	the NYSE will be able to recapture approximately one-half of the market share that it lost in 2007; and

•	we will increase our market share of the NYSE specialist business and, as a DMM, the profitability of each share traded.

There can be no assurance that the assumptions, rule or structure changes described above will result in sufficient cash flows to avoid future impairment of our NYSE specialist rights. As of August 2008, the carrying value of our NYSE specialist rights was $472 million. To the extent that there were to be an impairment in the future, it could result in a significant writedown in the carrying value of these specialist rights.

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

A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 48.0% for the first nine months of 2008, consistent with the same period last year.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” We estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on FIN 48.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
Net revenues	$6,043	$12,334	$23,800	$35,246
Pre-tax earnings	960	4,259	5,935	12,549
Net earnings	845	2,854	4,443	8,384
Net earnings applicable to common shareholders	810	2,806	4,328	8,241
Diluted earnings per common share	1.81	6.13	9.62	17.75
Annualized return on average common shareholders’ equity (1)	7.7%	31.6%	14.2%	32.0%
Annualized return on average tangible common shareholders’ equity (2)	8.8%	36.6%	16.3%	37.5%

(1)	Return on average common shareholders’ equity (ROE) is computed by dividing net earnings (or annualized net earnings for annualized ROE) applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. Identifiable intangible assets associated with power contracts are not deducted from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

We believe that return on average tangible common shareholders’ equity (ROTE) is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. ROTE is computed by dividing net earnings (or annualized net earnings for annualized ROTE) applicable to common shareholders by average monthly tangible common shareholders’ equity.

The following table sets forth the reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
	(in millions)

Total shareholders’ equity	$45,170	$38,667	$43,739	$37,384
Preferred stock	(3,100)	(3,100)	(3,100)	(3,100)

Common shareholders’ equity	42,070	35,567	40,639	34,284
Goodwill and identifiable intangible assets, excluding power contracts	(5,244)	(4,926)	(5,219)	(4,956)

Tangible common shareholders’ equity	$36,826	$30,641	$35,420	$29,328

Net Revenues

Three Months Ended August 2008 versus August 2007.  Our net revenues were $6.04 billion for the third quarter of 2008, a decrease of 51% compared with the third quarter of 2007, reflecting very challenging market conditions, characterized by broad-based declines in asset values and a decrease in levels of client activity. Net revenues in Trading and Principal Investments decreased significantly compared with the third quarter of 2007, reflecting significant declines in FICC and Equities compared with particularly strong results in the third quarter of 2007, as well as lower results in Principal Investments. The decrease in FICC primarily reflected very weak results in credit products and mortgages, which were adversely affected by the broad-based declines in asset values. Credit products included very weak results from investments, particularly outside of the U.S., and a loss of approximately $275 million (including hedges) related to non-investment-grade credit origination activities. Mortgages included net losses of approximately $500 million on residential mortgage loans and securities and approximately $325 million on commercial mortgage loans and securities. Commodities produced strong results, which were higher compared with the third quarter of 2007. Net revenues in currencies and interest rate products were also strong, although essentially unchanged from the third quarter of 2007. During the quarter, FICC operated in an environment generally characterized by wider mortgage and corporate credit spreads, volatile markets and lower levels of client activity. The decline in net revenues in Equities reflected very weak results in principal strategies. In addition, net revenues in derivatives were significantly lower than a particularly strong third quarter of 2007. Commissions were strong, but lower, compared with the third quarter of 2007. Our Equities business operated in an environment characterized by a significant decline in global equity prices, deleveraging by clients and generally lower client activity levels towards the end of the quarter. The decrease in Principal Investments primarily reflected net losses from corporate and real estate principal investments, particularly outside of the U.S.

Net revenues in Investment Banking were significantly lower compared with the third quarter of 2007, reflecting a significant decrease in Financial Advisory, as well as lower net revenues in equity underwriting. In Financial Advisory, the decline from a particularly strong third quarter of 2007 primarily reflected a decrease in industry-wide completed mergers and acquisitions. The decrease in equity underwriting primarily reflected a decline in industry-wide initial public offerings.

Net revenues in Asset Management and Securities Services increased slightly compared with the third quarter of 2007. Securities Services net revenues were higher, as our prime brokerage business continued to generate strong results. Customer balances were higher compared with the third quarter of 2007. Asset Management net revenues decreased, reflecting lower management and other fees, as well as lower incentive fees. The decrease in management and other fees primarily reflected the impact of one fewer week in our fiscal third quarter of 2008 compared with the third quarter of 2007.

Nine Months Ended August 2008 versus August 2007.  Our net revenues were $23.80 billion for the nine months ended August 2008, a decrease of 32% compared with the same period last year, reflecting significantly less favorable market conditions. Net revenues in Trading and Principal Investments were significantly lower compared with strong results for the first nine months of 2007, reflecting significant declines in FICC, Principal Investments and Equities. Results in FICC were adversely affected by weakness in the broader credit markets and broad-based declines in asset values. Credit products included very weak results from investments and a loss of approximately $2.1 billion (including hedges) related to non-investment-grade credit origination activities, partially offset by strong franchise trading results. Mortgages included net losses of approximately $1.6 billion on residential mortgage loans and securities and approximately $700 million on commercial mortgage loans and securities. Interest rate products, currencies and commodities generated strong results and net revenues were significantly higher than the same prior year period. During the first nine months of 2008, client activity levels were generally solid, although activity levels declined during our third quarter. The decline in Principal Investments primarily reflected losses from corporate principal investments, as well as lower gains and overrides from real estate principal investments. The decrease in Equities was principally due to significantly lower results in principal strategies. The client franchise businesses produced strong results and net revenues were slightly higher compared with the first nine months of 2007. Commissions were strong and higher compared with the same period last year. During the first nine months of 2008, Equities operated in an environment generally characterized by significantly lower equity prices, particularly in the third quarter, and high levels of volatility. Client activity levels, although generally solid, declined towards the end of our third quarter, reflecting the challenging market environment.

Net revenues in Investment Banking declined significantly compared with strong results for the first nine months of 2007, reflecting significantly lower net revenues in both Financial Advisory and Underwriting. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions. The decrease in Underwriting reflected significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decline in debt underwriting was primarily due to a decrease in leveraged finance and, to a lesser extent, mortgage-related activity, reflecting challenging market conditions.

Net revenues in Asset Management and Securities Services increased compared with the first nine months of 2007. Securities Services net revenues were higher, as our prime brokerage business continued to generate strong results. Customer balances were higher compared with the same period last year. Asset Management net revenues also increased, reflecting higher average assets under management and higher incentive fees.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses which are significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 48.0% for the first nine months of 2008, consistent with the same period last year.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
($ in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
Compensation and benefits (1)	$2,901	$5,920	$11,424	$16,918

Brokerage, clearing, exchange and distribution fees	734	795	2,265	1,984
Market development	119	148	389	424
Communications and technology	192	169	571	481
Depreciation and amortization	251	145	604	417
Amortization of identifiable intangible assets	49	53	170	154
Occupancy	237	218	707	632
Professional fees	168	188	531	510
Other expenses (2)	432	439	1,204	1,177

Total non-compensation expenses	2,182	2,155	6,441	5,779

Total operating expenses	$5,083	$8,075	$17,865	$22,697

Employees at period end (3)	32,569	29,905

(1)	Compensation and benefits includes $63 million and $40 million for the three months ended August 2008 and August 2007, respectively, and $192 million and $125 million for the nine months ended August 2008 and August 2007, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Beginning in the first quarter of 2008, “Cost of power generation” was reclassified into “Other expenses” in the condensed consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

(3)	Excludes 4,909 and 4,904 employees as of August 2008 and August 2007, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
(in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
Non-compensation expenses of consolidated investments (1)	$194	$101	$442	$289

Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees	734	795	2,265	1,984
Market development	117	146	382	418
Communications and technology	191	168	568	479
Depreciation and amortization	155	128	449	367
Amortization of identifiable intangible assets	47	52	166	150
Occupancy	209	200	637	581
Professional fees	167	188	524	508
Other expenses (2)	368	377	1,008	1,003

Subtotal	1,988	2,054	5,999	5,490

Total non-compensation expenses, as reported	$2,182	$2,155	$6,441	$5,779

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as hotels, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

(2)	Beginning in the first quarter of 2008, “Cost of power generation” was reclassified into “Other expenses” in the condensed consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

Three Months Ended August 2008 versus August 2007.  Operating expenses of $5.08 billion for the third quarter of 2008 decreased 37% compared with the third quarter of 2007. Compensation and benefits expenses of $2.90 billion decreased 51% compared with the third quarter of 2007, commensurate with lower net revenues. Employment levels increased 3% during the third quarter of 2008, primarily reflecting the seasonal timing of school hires.

Non-compensation expenses were $2.18 billion, 1% higher than the third quarter of 2007. Excluding consolidated entities held for investment purposes, non-compensation expenses were 3% lower than the third quarter of 2007, primarily reflecting lower brokerage, clearing, exchange and distribution fees.

Nine Months Ended August 2008 versus August 2007.  Operating expenses of $17.87 billion for the first nine months of 2008 decreased 21% compared with the same period last year. Compensation and benefits expenses of $11.42 billion decreased 32% compared with the same period last year, commensurate with lower net revenues. Employment levels increased 7% during the first nine months of 2008, primarily due to the acquisition of Litton Loan Servicing LP and the impact of school hires.

Non-compensation expenses were $6.44 billion, 11% higher than the same period last year. Excluding consolidated entities held for investment purposes, non-compensation expenses were 9% higher than the same period last year. More than one-half of this increase was attributable to higher brokerage, clearing, exchange and distribution fees, which principally reflected higher activity levels in Equities and FICC. The remainder of the increase compared with the same period last year generally reflected the impact of geographic expansion and growth in employment levels.

Provision for Taxes

The effective income tax rate for the first nine months of 2008 was 25.1%, down from 27.7% for the first half of 2008 and down from 34.1% for fiscal year 2007. The decreases in the effective income tax rate were primarily due to changes in geographic earnings mix and an increase in permanent benefits as a percentage of lower earnings.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months		Nine Months
		Ended August		Ended August
		2008	2007	2008	2007

Investment	Net revenues	$1,294	$2,145	$4,151	$5,582
Banking	Operating expenses	772	1,291	2,867	3,831

	Pre-tax earnings	$522	$854	$1,284	$1,751

Trading and Principal	Net revenues	$2,704	$8,229	$13,419	$24,295
Investments	Operating expenses	3,465	5,344	11,169	14,934

	Pre-tax earnings/(loss)	$(761)	$2,885	$2,250	$9,361

Asset Management and	Net revenues	$2,045	$1,960	$6,230	$5,369
Securities Services	Operating expenses	833	1,405	3,803	3,895

	Pre-tax earnings	$1,212	$555	$2,427	$1,474

Total	Net revenues	$6,043	$12,334	$23,800	$35,246
	Operating expenses (1)	5,083	8,075	17,865	22,697

	Pre-tax earnings	$960	$4,259	$5,935	$12,549

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $13 million and $35 million for the three months ended August 2008 and August 2007, respectively, and $26 million and $37 million for the nine months ended August 2008 and August 2007, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
Financial Advisory	$619	$1,412	$2,082	$2,982

Equity underwriting	292	355	1,080	979
Debt underwriting	383	378	989	1,621

Total Underwriting	675	733	2,069	2,600

Total net revenues	1,294	2,145	4,151	5,582
Operating expenses	772	1,291	2,867	3,831

Pre-tax earnings	$522	$854	$1,284	$1,751

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
Announced mergers and acquisitions	$287	$371	$798	$1,182
Completed mergers and acquisitions	264	345	659	921
Equity and equity-related offerings (2)	21	13	47	44
Debt offerings (3)	31	76	154	269

(1)	Source: Thomson Reuters. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period.

(2)	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended August 2008 versus August 2007.  Net revenues in Investment Banking of $1.29 billion for the third quarter of 2008 decreased 40% compared with the third quarter of 2007.

Net revenues in Financial Advisory of $619 million decreased 56% compared with a particularly strong third quarter of 2007, primarily reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $675 million decreased 8% compared with the third quarter of 2007, due to lower net revenues in equity underwriting, primarily reflecting a decrease in industry-wide initial public offerings. Net revenues in debt underwriting were essentially unchanged from the third quarter of 2007. Our investment banking transaction backlog increased during the quarter. (1)

Operating expenses of $772 million for the third quarter of 2008 decreased 40% compared with the third quarter of 2007, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax earnings of $522 million in the third quarter of 2008 decreased 39% compared with the third quarter of 2007.

Nine Months Ended August 2008 versus August 2007.  Net revenues in Investment Banking of $4.15 billion for the nine months ended August 2008 decreased 26% compared with the same period last year.

Net revenues in Financial Advisory of $2.08 billion decreased 30% compared with the same period last year, reflecting a decrease in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $2.07 billion decreased 20% compared with the same period last year, reflecting significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decline in debt underwriting was primarily due to a decrease in leveraged finance and, to a lesser extent, mortgage-related activity, reflecting challenging market conditions.

Operating expenses of $2.87 billion for the first nine months of 2008 decreased 25% compared with the same period last year, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax earnings of $1.28 billion for the first nine months of 2008 decreased 27% compared with the same period last year.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
FICC	$1,595	$4,889	$7,116	$12,861

Equities trading	354	1,799	2,883	5,377
Equities commissions	1,208	1,330	3,680	3,336

Total Equities	1,562	3,129	6,563	8,713

ICBC	106	230	185	332

Gross gains	904	583	1,582	2,659
Gross losses	(1,485)	(696)	(2,097)	(643)

Net other corporate and real estate investments	(581)	(113)	(515)	2,016
Overrides	22	94	70	373

Total Principal Investments	(453)	211	(260)	2,721

Total net revenues	2,704	8,229	13,419	24,295
Operating expenses	3,465	5,344	11,169	14,934

Pre-tax earnings/(loss)	$(761)	$2,885	$2,250	$9,361

Three Months Ended August 2008 versus August 2007.  Net revenues in Trading and Principal Investments of $2.70 billion for the third quarter of 2008 decreased 67% compared with the third quarter of 2007.

Net revenues in FICC of $1.60 billion decreased 67% compared with a very strong third quarter of 2007, primarily reflecting particularly weak results in credit products and mortgages, which were adversely affected by broad-based declines in asset values. Credit products included very weak results from investments, particularly outside of the U.S., and a loss of approximately $275 million (including hedges) related to non-investment-grade credit origination activities. Mortgages included net losses of approximately $500 million on residential mortgage loans and securities and approximately $325 million on commercial mortgage loans and securities. Commodities produced strong results, which were higher compared with the third quarter of 2007. Net revenues in currencies and interest rate products were also strong, although essentially unchanged from the third quarter of 2007. During the quarter, FICC operated in an environment generally characterized by wider mortgage and corporate credit spreads, volatile markets and lower levels of client activity.

Net revenues in Equities of $1.56 billion decreased 50% compared with a particularly strong third quarter of 2007. During the quarter, Equities operated in a challenging environment characterized by a significant decline in global equity prices, deleveraging by clients and generally lower client activity levels towards the end of the quarter. The decline in net revenues in Equities reflected very weak results in principal strategies. In addition, net revenues in derivatives were significantly lower than a particularly strong third quarter of 2007. Commissions were strong, but lower, compared with the third quarter of 2007.

Principal Investments recorded a net loss of $453 million for the third quarter of 2008. These results included losses from corporate and real estate principal investments, particularly outside of the U.S., partially offset by a $106 million gain related to our investment in the ordinary shares of ICBC.

Operating expenses of $3.47 billion for the third quarter of 2008 decreased 35% compared with the third quarter of 2007, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax loss was $761 million in the third quarter of 2008 compared with pre-tax earnings of $2.89 billion in the third quarter of 2007.

Nine Months Ended August 2008 versus August 2007.  Net revenues in Trading and Principal Investments of $13.42 billion for the first nine months of 2008 decreased 45% compared with the same period last year.

Net revenues in FICC of $7.12 billion decreased 45% compared with the same period last year, as results were adversely affected by weakness in the broader credit markets and broad-based declines in asset values. Credit products included very weak results from investments and a loss of approximately $2.1 billion (including hedges) related to non-investment-grade credit origination activities, partially offset by strong franchise trading results. Mortgages included net losses of approximately $1.6 billion on residential mortgage loans and securities and approximately $700 million on commercial mortgage loans and securities. Interest rate products, currencies and commodities generated strong results and net revenues were significantly higher than the same period last year. During the first nine months of 2008, client activity levels were generally solid, although activity levels declined during our third quarter.

Net revenues in Equities of $6.56 billion decreased 25% compared with the same period last year, principally due to significantly lower results in principal strategies. The client franchise businesses produced strong results and net revenues were slightly higher compared with the first nine months of 2007. Commissions were strong and higher compared with the same period last year. During the first nine months of 2008, Equities operated in an environment generally characterized by significantly lower equity prices, particularly in the third quarter, and high levels of volatility. Client activity levels, although generally solid, declined towards the end of our third quarter, reflecting the challenging market environment.

Principal Investments recorded a net loss of $260 million for the first nine months of 2008. These results included losses from corporate principal investments, partially offset by a $185 million gain related to our investment in the ordinary shares of ICBC.

Operating expenses of $11.17 billion for the first nine months of 2008 decreased 25% compared with the same period last year, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. This decrease was partially offset by higher non-compensation expenses. More than one-half of the increase in non-compensation expenses, excluding consolidated entities held for investment purposes, was due to higher brokerage, clearing, exchange and distribution fees. Pre-tax earnings of $2.25 billion for the first nine months of 2008 decreased 76% compared with the same period last year.

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

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
Management and other fees	$1,115	$1,152	$3,391	$3,169
Incentive fees	14	46	216	156

Total Asset Management	1,129	1,198	3,607	3,325
Securities Services	916	762	2,623	2,044

Total net revenues	2,045	1,960	6,230	5,369
Operating expenses	833	1,405	3,803	3,895

Pre-tax earnings	$1,212	$555	$2,427	$1,474

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

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of		As of
	August 31,		November 30,
	2008	2007	2007	2006
Alternative investments (1)	$154	$151	$151	$145
Equity	179	251	255	215
Fixed income	268	230	256	198

Total non-money market assets	601	632	662	558
Money markets	262	164	206	118

Total assets under management	$863	$796	$868	$676

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months		Nine Months
	Ended August 31,		Ended August 31,
	2008	2007	2008	2007
Balance, beginning of period	$895	$758	$868	$676

Net inflows/(outflows)
Alternative investments	9	7	4	9
Equity	(12)	7	(47)	25
Fixed income	3	5	15	23

Total non-money market net inflows/(outflows)	—	19	(28)	57
Money markets	(7)	31	56	46

Total net inflows/(outflows)	(7)	50	28	103

Net market appreciation/(depreciation)	(25)	(12)	(33)	17

Balance, end of period	$863	$796	$863	$796

Three Months Ended August 2008 versus August 2007.  Net revenues in Asset Management and Securities Services of $2.05 billion for the third quarter of 2008 increased 4% compared with the third quarter of 2007.

Asset Management net revenues of $1.13 billion for the third quarter of 2008 decreased 6% compared with the third quarter of 2007, reflecting lower management and other fees as well as lower incentive fees. The decrease in management and other fees primarily reflected the impact of one fewer week in our fiscal third quarter of 2008 compared with the third quarter of 2007. During the quarter, assets under management decreased $32 billion to $863 billion, due to $25 billion of market depreciation, primarily in equity assets, and $7 billion of net outflows. Net outflows reflected outflows in equity and money market assets, partially offset by inflows in alternative investment and fixed income assets.

Securities Services net revenues of $916 million increased 20% compared with the third quarter of 2007. Our prime brokerage business continued to generate strong results and customer balances were higher compared with the third quarter of 2007.

Operating expenses of $833 million for the third quarter of 2008 decreased 41% compared with the third quarter of 2007, primarily due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax earnings were $1.21 billion for the third quarter of 2008 compared with $555 million for the third quarter of 2007.

Nine Months Ended August 2008 versus August 2007.  Net revenues in Asset Management and Securities Services of $6.23 billion for the first nine months of 2008 increased 16% compared with the same period last year.

Asset Management net revenues of $3.61 billion increased 8% compared with the same period last year, due to higher management and other fees, reflecting higher average assets under management, as well as higher incentive fees. During the first nine months of 2008, assets under management decreased $5 billion to $863 billion, due to $33 billion of market depreciation, primarily in equity assets, partially offset by $28 billion of net inflows. Net inflows primarily reflected inflows in money market and fixed income assets, partially offset by outflows in equity assets.

Securities Services net revenues of $2.62 billion increased 28% compared with the same period last year. Our prime brokerage business continued to generate strong results and customer balances were higher compared with the first nine months of 2007.

Operating expenses of $3.80 billion for the first nine months of 2008 decreased 2% compared with the same period last year, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax earnings of $2.43 billion for the first nine months of 2008 increased 65% compared with the same period last year.

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

While we are routinely involved with VIEs and QSPEs in connection with our securitization activities, we did not have off-balance-sheet commitments to purchase or finance CDOs held by structured investment vehicles as of August 2008 or November 2007.

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

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements but may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to extreme and adverse changes in our business and market environments. As of August 2008, our total shareholders’ equity was $45.60 billion (consisting of common shareholders’ equity of $42.50 billion and preferred stock of $3.10 billion) compared with total shareholders’ equity of $42.80 billion as of November 2007 (consisting of common shareholders’ equity of $39.70 billion and preferred stock of $3.10 billion). In addition to total shareholders’ equity, we consider the $5.00 billion of junior subordinated debt issued to trusts (see discussion below) to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Regulatory Capital Requirements

As of August 2008, Goldman Sachs was regulated by the SEC as a CSE and, as such, was subject to group-wide supervision and examination by the SEC and to minimum capital adequacy standards on a consolidated basis. Tier 1 Capital and Total Allowable Capital are stated as a percentage of Risk-Weighted Assets (RWAs). As a CSE, Goldman Sachs was required to notify the SEC in the event that the Total Capital Ratio fell below 10% or was expected to do so within the next month. As of August 2008, our Total Capital Ratio was 15.2%. Accordingly, Goldman Sachs was in compliance with the CSE capital adequacy standards as of that date. There was no required minimum Tier 1 Ratio. Tier 1 Capital and Total Allowable Capital were calculated in a manner generally consistent with that set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). On September 21, 2008, Group Inc. became a bank holding company regulated by the Federal Reserve Board under the U.S. Bank Holding Company Act of 1956, and became subject to the Federal Reserve’s minimum capital standards on a consolidated basis. Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of Total Allowable Capital to Total Risk-Weighted Assets is 8%. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Consolidated Regulatory Capital Ratios

The following table sets forth additional information on our regulatory capital ratios as of August 2008 and May 2008:

	As of
	August	May
	2008	2008
	($ in millions)
I. Tier 1 and Total Allowable Capital
Common shareholders’ equity	$42,499	$41,718
Preferred stock	3,100	3,100
Junior subordinated debt issued to trusts	5,000	5,000
Less: Goodwill	(3,553)	(3,530)
Less: Disallowable intangible assets	(1,381)	(1,460)
Less: Other deductions (1)	(1,537)	(1,348)

Tier 1 Capital	44,128	43,480
Other components of Total Allowable Capital
Qualifying subordinated debt (2)	14,286	14,589
Less: Other deductions (1)	(832)	(943)

Total Allowable Capital	$57,582	$57,126

II. Risk-Weighted Assets
Market risk	$187,147	$206,072
Credit risk	154,518	158,042
Operational risk	37,500	37,500

Total Risk-Weighted Assets	$379,165	$401,614

III. Tier 1 Ratio	11.6%	10.8%
IV. Total Capital Ratio	15.2%	14.2%

(1)	Principally included investments in regulated insurance entities and certain financial service entities (50% was deducted from both Tier 1 Capital and Total Allowable Capital).

(2)	Substantially all of our existing subordinated debt qualified as Total Allowable Capital for CSE purposes.

Our RWAs were driven by the amount of market risk, credit risk and operational risk associated with our business activities, as calculated by methodologies approved by the SEC, which are generally consistent with those set out in Basel II. The methodologies used to compute RWAs for each of market risk, credit risk and operational risk are closely aligned with our risk management practices. See “— Market Risk” and “— Credit Risk” below for a discussion of how we manage risks in our trading and principal investing businesses. Further details on the methodologies used to calculate RWAs are set forth below.

Risk-Weighted Assets for Market Risk

For positions captured in VaR, RWAs were calculated using VaR and other model-based measures, including requirements for incremental default risk and other event risks. VaR is the potential loss in value of trading positions due to adverse market movements over a defined time horizon with a specified confidence level. The SEC approved the use of our VaR model used for internal risk management purposes to calculate RWAs for trading positions. The requirements were calculated consistent with the specific conditions set out in the Basel framework (based on VaR calibrated to a 99% confidence level, over a 10-day holding period, multiplied by a factor prescribed by the SEC). Additional RWAs were calculated with respect to incremental default risk and other event risks, in a manner generally consistent with our internal risk management methodologies.

For positions not included in VaR because VaR is not the most appropriate measure of risk, we calculated RWAs based on alternative methodologies, including sensitivity analyses.

Risk-Weighted Assets for Credit Risk

RWAs for credit risk were calculated for on- and off-balance sheet exposures that were not captured in our market risk RWAs, with the exception of OTC derivatives for which both market risk and credit risk RWAs were calculated. The calculations were consistent with the Advanced Internal Ratings Based (AIRB) approach and the Internal Models Method (IMM) of Basel II, and were based on Exposure at Default (EAD), which is an estimate of the amount that would be owed to us at the time of a default, multiplied by each counterparty’s risk weight.

The SEC approved the use of the Basel II AIRB approach. Under this approach, a counterparty’s risk weight is generally derived from a combination of the Probability of Default (PD), the Loss Given Default (LGD), and the maturity of the trade or portfolio of trades, where:

•	PD is an estimate of the probability that an obligor will default over a one-year horizon. PD is derived from the use of internally determined equivalents of public rating agency ratings.

•	LGD is an estimate of the economic loss rate if a default occurs during economic downturn conditions. LGD is determined based on industry data.

For OTC derivatives and funding trades (such as repurchase and reverse repurchase transactions), the SEC approved the use of the Basel II IMM approach, which allows EAD to be calculated using model-based measures to determine potential exposure, consistent with models and methodologies that we use for internal risk management purposes. For commitments, EAD was calculated as a percentage of the outstanding notional balance. For other credit exposures, EAD was generally the carrying value of the exposure.

Risk-Weighted Assets for Operational Risk

RWAs for operational risk were calculated using a risk-based methodology consistent with the qualitative and quantitative criteria for the Advanced Measurement Approach (AMA), as defined in Basel II. The methodology incorporated internal loss events, relevant external loss events, results of scenario analyses and management’s assessment of our business environment and internal controls. We estimated capital requirements for both expected and unexpected losses, seeking to capture the major drivers of operational risk over a one-year time horizon, at a 99.9% confidence level. Operational risk capital is allocated among our businesses and is regularly reported to senior management and key risk and oversight committees. Given that the quantification of operational risk is still in the early stages of development, the SEC required Goldman Sachs to apply a floor to the capital requirements for operational risk; the level of the floor was slightly higher than the calculation based on the AMA methodology as of August 2008.

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

Subsidiary Capital Requirements

Many of our subsidiaries are subject to separate regulation and capital requirements in the U.S. and/or elsewhere. Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commissions merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, the Financial Industry Regulatory Authority, Inc. (FINRA) and the National Futures Association. Goldman Sachs International, our regulated U.K. broker-dealer, is subject to minimum capital requirements imposed by the U.K.’s Financial Services Authority. Goldman Sachs Japan Co., Ltd., our regulated Japanese broker-dealer, is subject to minimum capital requirements imposed by Japan’s Financial Services Agency. GS Bank USA is a member of the Federal Deposit Insurance Corporation and is subject to the capital adequacy guidelines imposed by the Federal Reserve Board. It is regulated by the State of Utah Department of Financial Institutions and, as of September 26, 2008, the Federal Reserve Board. See Notes 14 and 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information. Goldman Sachs Bank Europe PLC is subject to minimum capital requirements imposed by the Irish Financial Services Regulatory Authority. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, insurance, and other regulators and authorities around the world. As of August 2008 and November 2007, these subsidiaries were in compliance with their local capital requirements.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of August 2008, Group Inc.’s equity investment in subsidiaries was $39.53 billion compared with its total shareholders’ equity of $45.60 billion.

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

See Notes 14 and 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulated subsidiaries.

Equity Capital Management

Our objective is to maintain a sufficient level and optimal composition of equity capital. We manage our capital through repurchases of our common stock and issuances of common and preferred stock, junior subordinated debt issued to trusts and other subordinated debt. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the consolidated and business unit levels. We attribute capital usage to each of our business units based upon our regulatory capital framework and manage the levels of usage based upon the balance sheet and risk limits established.

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

The following table sets forth the level of share repurchases for the three and nine months ended August 2008 and August 2007:

	Three Months		Nine Months
	Ended August		Ended August
	2008	2007	2008	2007
	(in millions, except per share amounts)
Number of shares repurchased	1.50	11.16	10.52	29.58
Total cost	$271	$2,449	$2,035	$6,272
Average cost per share	$180.07	$219.35	$193.41	$212.03

As of August 2008, we were authorized to repurchase up to 60.9 million additional shares of common stock pursuant to our repurchase program. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

Preferred Stock.  As of August 2008, Goldman Sachs had 124,000 shares of perpetual non-cumulative preferred stock issued and outstanding in four series as set forth in the following table:

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

Subsequent to August 2008, we issued preferred and common stock and warrants to purchase common stock. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Junior Subordinated Debt Issued to Trusts in Connection with Normal Automatic Preferred Enhanced Capital Securities.  In 2007, we issued $1.75 billion of fixed rate junior subordinated debt to Goldman Sachs Capital II and $500 million of floating rate junior subordinated debt to Goldman Sachs Capital III, Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Goldman Sachs. The junior subordinated debt is included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. In connection with the APEX issuance, we entered into stock purchase contracts with Goldman Sachs Capital II and III under which we will be obligated to sell and these entities will be obligated to purchase $2.25 billion of perpetual non-cumulative preferred stock that we will issue in the future. Goldman Sachs Capital II and III are required to remarket the junior subordinated debt in order to fund their purchase of the preferred stock, but in the event that a remarketing is unsuccessful, they will relinquish the subordinated debt to us in exchange for the preferred stock. Because of certain characteristics of the junior subordinated debt (and the associated APEX), including its long-term nature, the future issuance of perpetual non-cumulative preferred stock under the stock purchase contracts, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure, it qualified as Tier 1 and Total Allowable Capital for CSE purposes and is included as part of our equity capital.

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities.  We issued $2.84 billion of junior subordinated debentures in 2004 to Goldman Sachs Capital I, a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Goldman Sachs. The junior subordinated debentures are included in “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. Because of certain characteristics of the junior subordinated debt (and the associated trust preferred securities), including its long-term nature, our ability to defer coupon interest for up to ten consecutive semi-annual periods and the subordinated nature of the debt in our capital structure, it qualified as Tier 1 and Total Allowable Capital for CSE purposes and is included as part of our equity capital.

Subordinated Debt.  In addition to junior subordinated debt issued to trusts, we had other outstanding subordinated debt of $14.80 billion as of August 2008. Although not part of our shareholders’ equity, substantially all of our subordinated debt qualified as Total Allowable Capital for CSE purposes.

Other Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of
	August		November
	2008		2007
	($ in millions, except
	per share amounts)
Total assets	$1,081,773		$1,119,796
Adjusted assets (1)	621,574		747,300
Total shareholders’ equity	45,599		42,800
Tangible equity capital (2)	45,384		42,728
Leverage ratio (3)	23.7	x	26.2	x
Adjusted leverage ratio (4)	13.7	x	17.5	x
Debt to equity ratio (5)	3.9	x	3.8	x
Common shareholders’ equity	$42,499		$39,700
Tangible common shareholders’ equity (6)	37,284		34,628
Book value per common share (7)	$99.30		$90.43
Tangible book value per common share (8)	87.11		78.88

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		August	November
		2008	2007
		(in millions)
Total assets		$1,081,773	$1,119,796
Deduct:	Securities borrowed	(302,676)	(277,413)
	Financial instruments purchased under agreements to resell, at fair value	(135,415)	(85,717)
Add:	Financial instruments sold, but not yet purchased, at fair value	186,441	215,023
	Less derivative liabilities	(103,904)	(99,378)

	Subtotal	82,537	115,645
Deduct:	Cash and securities segregated for regulatory and other purposes	(99,430)	(119,939)
	Goodwill and identifiable intangible assets, excluding power contracts	(5,215)	(5,072)

Adjusted assets		$621,574	$747,300

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		August	November
		2008	2007
		(in millions)
Total shareholders’ equity		$45,599	$42,800
Add:	Junior subordinated debt issued to trusts	5,000	5,000
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts	(5,215)	(5,072)

Tangible equity capital		$45,384	$42,728

(3)	The leverage ratio equals total assets divided by total shareholders’ equity.

(4)	The adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		August	November
		2008	2007
		(in millions)
Total shareholders’ equity		$45,599	$42,800
Deduct:	Preferred stock	(3,100)	(3,100)

Common shareholders’ equity		42,499	39,700
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts	(5,215)	(5,072)

Tangible common shareholders’ equity		$37,284	$34,628

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 428.0 million and 439.0 million as of August 2008 and November 2007, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations and Commitments

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of August 2008:

Contractual Obligations
(in millions)

	Remainder	2009-	2011-	2013-
	of 2008	2010	2012	Thereafter	Total
Unsecured long-term borrowings (1)(2)(3)	$—	$20,859	$29,230	$126,278	$176,367
Secured long-term financings (1)(2)(4)	—	2,706	10,124	12,779	25,609
Contractual interest payments (5)	—	18,620	15,390	53,859	87,869
Insurance liabilities (6)	255	965	842	5,988	8,050
Minimum rental payments	115	910	596	2,017	3,638
Purchase obligations	1,193	1,180	24	30	2,427

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $21.49 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159, primarily consisting of hybrid financial instruments and prepaid physical commodity transactions.

(4)	These obligations are reported within “Other secured financings” in the condensed consolidated statements of financial condition and include $10.83 billion accounted for at fair value under SFAS No. 159.

(5)	Represents estimated future interest payments related to unsecured long-term borrowings and secured long-term financings based on applicable interest rates as of August 2008. Includes stated coupons, if any, on structured notes.

(6)	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and recoveries under reinsurance contracts.

As of August 2008, our unsecured long-term borrowings were $176.37 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 5 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of August 2008, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.64 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

As of August 2008, included in purchase obligations was $768 million related to our offer to repurchase auction rate securities, a $760 million commitment to purchase mortgage loan and servicing assets and $480 million of construction-related obligations. Our construction-related obligations include commitments of $337 million related to our new world headquarters in New York City, which is expected to cost between $2.3 billion and $2.5 billion. We have partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on FIN 48.

The following table sets forth our commitments as of August 2008:

Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration
	Remainder	2009-	2011-	2013-
	of 2008	2010	2012	Thereafter	Total
Commitments to extend credit
Commercial lending:
Investment-grade	$1,112	$6,811	$3,214	$2,914	$14,051
Non-investment-grade	395	2,700	4,594	5,834	13,523
William Street program	1,097	4,461	16,237	2,661	24,456
Warehouse financing	859	1,914	—	—	2,773

Total commitments to extend credit (1)	3,463	15,886	24,045	11,409	54,803
Forward starting resale and securities borrowing agreements	35,906	5,131	—	—	41,037
Forward starting repurchase and securities lending agreements	7,015	6,824	—	—	13,839
Commitments under letters of credit issued by banks to counterparties	6,629	2,814	221	11	9,675
Investment commitments	2,287	10,491	359	848	13,985

Total	$55,300	$41,146	$24,625	$12,268	$133,339

(1)	Commitments to extend credit are net of amounts syndicated to third parties.

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments to extend credit of $54.80 billion as of August 2008. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. We may seek to reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors in the future. In addition, commitments that are extended for contingent acquisition financing are often intended to be short term in nature, as borrowers often seek to replace them with other funding sources.

Included within non-investment-grade commitments as of August 2008 was $2.91 billion of exposure to leveraged lending capital market transactions, $293 million related to commercial real estate transactions and $10.32 billion arising from other unfunded credit facilities. Including funded loans, our total exposure to leveraged lending capital market transactions was $9.54 billion as of August 2008.

The following table sets forth our exposure to leveraged lending capital market transactions by geographic region:

Leveraged Lending Capital Market Exposure by Geographic Region
(in millions)

	As of August 2008
	Funded	Unfunded	Total
Americas (1)	$3,283	$2,436	$5,719
EMEA (2)	2,817	397	3,214
Asia	533	78	611

Total	$6,633	$2,911	$9,544

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

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

Our commitments to extend credit also include financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of corporate bank loans and commercial mortgages as of August 2008.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Average for the
	Three Months		Nine Months
	Ended August		Ended August
Risk Categories	2008	2007	2008	2007
Interest rates	$141	$96	$130	$78
Equity prices	67	97	78	98
Currency rates	25	23	29	20
Commodity prices	51	24	45	26
Diversification effect (2)	(103)	(101)	(108)	(89)

Total	$181	$139	$174	$133

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $181 million for the third quarter of 2008 from $139 million for the third quarter of 2007, principally due to increases in the interest rate and commodity price categories, partially offset by a decrease in the equity price category. The increase in interest rates was primarily due to higher levels of volatility and wider spreads, partially offset by position reductions, and the increase in commodity prices was primarily due to higher levels of volatility. The decrease in equity prices was principally due to position reductions.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was $4 million as of August 2008. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was $2 million (including hedges) as of August 2008.

Daily VaR
(in millions)

	As of		Three Months Ended
	August	May	August 2008
Risk Categories	2008	2008	High	Low
Interest rates	$133	$149	$152	$129
Equity prices	59	86	84	50
Currency rates	21	26	32	19
Commodity prices	45	54	68	38
Diversification effect (1)	(99)	(121)

Total	$159	$194	$201	$159

(1)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR decreased to $159 million as of August 2008 from $194 million as of May 2008. The decrease was due to lower exposures across all risk categories, partially offset by higher market volatility and wider spreads.

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended August 2008:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on two occasions during the third quarter of 2008.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

		10% Sensitivity
		Amount as of
Asset Categories	10% Sensitivity Measure	August 2008	May 2008
		(in millions)

Trading Risk (1)
Equity	Underlying asset value	$1,060	$1,102
Debt	Underlying asset value	1,013	1,147

Non-trading Risk
ICBC	ICBC ordinary share price	262	262
Other Equity	Underlying asset value	1,253	1,224
Debt	Underlying asset value	745	637
Real Estate (2)	Underlying asset value	1,399	1,369

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 10 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to interests in our real estate investment funds.

The decrease in our 10% sensitivity measures as of August 2008 from May 2008 for equity and debt positions in our trading portfolio was primarily due to a decrease in the fair value of the portfolio. The increase in our 10% sensitivity measure as of August 2008 from May 2008 for debt positions in our non-trading portfolio was primarily due to new investments.

In addition, as of August 2008, we held approximately $15.58 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $5.53 billion of money market instruments, $3.42 billion of mortgage and other asset-backed loans and securities, $3.34 billion of U.S. government, federal agency and sovereign obligations, $2.62 billion of corporate debt securities and other debt obligations, and $537 million of bank loans. In addition, as of August 2008, in GS Bank USA we had $2.87 billion of outstanding lending commitments outside of the William Street credit extension program. As of May 2008, we held approximately $13.96 billion of financial instruments in our bank and insurance subsidiaries, consisting of $4.34 billion of money market instruments, $4.00 billion of mortgage and other asset-backed loans and securities, $2.72 billion of U.S. government, federal agency and sovereign obligations, and $2.90 billion of corporate debt securities and other debt obligations. In addition, as of May 2008, in GS Bank USA we had $3.60 billion of outstanding lending commitments outside of the William Street credit extension program.

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

As of August 2008 and November 2007, we held $58.36 billion (5% of total assets) and $45.75 billion (4% of total assets), respectively, of U.S. government and federal agency obligations included in “Financial instruments owned, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition. As of August 2008 and November 2007, we held $29.22 billion (3% of total assets) and $31.65 billion (3% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of Japan and the United Kingdom. In addition, as of August 2008 and November 2007, $163.65 billion and $144.92 billion of our financial instruments purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes”), respectively, were collateralized by U.S. government and federal agency obligations. As of August 2008 and November 2007, $54.73 billion and $41.26 billion of our financial instruments purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations. As of August 2008 and November 2007, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets. However, over the past several years, the amount and duration of our credit exposures have been increasing, due to, among other factors, the growth of our lending and OTC derivative activities and market evolution toward longer-dated transactions. A further discussion of our derivative activities follows below.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
(in millions)

Assets	As of August 2008
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$9,954	$9,652	$55,821	$35,236	$41,507	$152,170
Currencies	17,313	5,312	10,389	5,259	2,916	41,189
Commodities	9,252	4,247	19,320	1,329	1,943	36,091
Equities	7,274	5,584	2,510	4,237	710	20,315
Netting across contract types (2)	(1,764)	(1,154)	(4,546)	(2,013)	(809)	(10,286)

Subtotal	$42,029	$23,641	$83,494	$44,048	$46,267	$239,479

Cross maturity netting (3)						(33,347)
Cash collateral netting (4)						(98,778)

Total						$107,354

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$10,402	$3,791	$23,949	$12,688	$20,415	$71,245
Currencies	16,420	3,822	9,178	2,750	1,205	33,375
Commodities	10,230	5,456	15,397	2,974	776	34,833
Equities	6,520	5,017	4,637	2,301	248	18,723
Netting across contract types (2)	(1,764)	(1,154)	(4,546)	(2,013)	(809)	(10,286)

Subtotal	$41,808	$16,932	$48,615	$18,700	$21,835	$147,890

Cross maturity netting (3)						(33,347)
Cash collateral netting (4)						(26,262)

Total						$88,281

(1)	Includes credit derivatives.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types within a maturity category, pursuant to credit support agreements.

(3)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(4)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

OTC Derivatives
(in millions)

Assets	As of November 2007
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$10,382	$10,242	$23,000	$22,520	$47,591	$113,735
Currencies	16,994	4,797	9,275	5,106	2,127	38,299
Commodities	4,712	2,321	12,064	1,766	899	21,762
Equities	11,213	4,702	5,312	4,273	1,603	27,103
Netting across contract types (2)	(1,501)	(960)	(4,694)	(1,975)	(1,106)	(10,236)

Subtotal	$41,800	$21,102	$44,957	$31,690	$51,114	$190,663

Cross maturity netting (3)						(39,540)
Cash collateral netting (4)						(59,050)

Total						$92,073

Liabilities
	0 - 6	6 - 12	1 - 5	5 - 10	10 Years
Contract Type	Months	Months	Years	Years	or Greater	Total

Interest rates (1)	$11,362	$6,710	$21,673	$13,743	$25,404	$78,892
Currencies	14,205	3,559	9,815	1,446	1,772	30,797
Commodities	5,883	3,638	9,690	2,757	506	22,474
Equities	11,174	8,357	7,723	3,833	1,382	32,469
Netting across contract types (2)	(1,501)	(960)	(4,694)	(1,975)	(1,106)	(10,236)

Subtotal	$41,123	$21,304	$44,207	$19,804	$27,958	$154,396

Cross maturity netting (3)						(39,540)
Cash collateral netting (4)						(27,758)

Total						$87,098

(1)	Includes credit derivatives.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types within a maturity category, pursuant to credit support agreements.

(3)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(4)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

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

The following tables set forth the distribution, by credit rating, of our exposure with respect to OTC derivatives by remaining contractual maturity, both before and after consideration of the effect of collateral and netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

OTC Derivative Credit Exposure
(in millions)

	As of August 2008
									Exposure
Credit Rating	0 - 6	6 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Months	Years	Years	or Greater	Total	Netting (1)	Exposure	Collateral

AAA/Aaa	$2,815	$1,541	$5,992	$2,517	$2,582	$15,447	$(4,092)	$11,355	$8,541
AA/Aa2	12,911	9,896	33,067	20,568	19,482	95,924	(65,310)	30,614	27,561
A/A2	11,852	6,006	21,998	10,943	13,932	64,731	(35,583)	29,148	21,791
BBB/Baa2	7,186	2,403	12,049	5,437	8,089	35,164	(20,272)	14,892	10,355
BB/Ba2 or lower	6,311	3,187	9,433	4,231	2,039	25,201	(6,730)	18,471	10,514
Unrated	954	608	955	352	143	3,012	(138)	2,874	1,653

Total	$42,029	$23,641	$83,494	$44,048	$46,267	$239,479	$(132,125)	$107,354	$80,415

	As of November 2007
									Exposure
Credit Rating	0 - 6	6 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Months	Years	Years	or Greater	Total	Netting (1)	Exposure	Collateral

AAA/Aaa	$4,013	$2,037	$3,354	$2,893	$7,875	$20,172	$(3,489)	$16,683	$14,596
AA/Aa2	14,696	7,583	14,339	13,184	22,708	72,510	(43,948)	28,562	24,419
A/A2	11,589	4,670	13,380	10,012	15,133	54,784	(34,042)	20,742	16,189
BBB/Baa2	3,231	1,056	5,774	1,707	2,777	14,545	(4,649)	9,896	6,558
BB/Ba2 or lower	4,969	2,348	5,676	3,347	2,541	18,881	(5,185)	13,696	7,478
Unrated	3,302	3,408	2,434	547	80	9,771	(7,277)	2,494	1,169

Total	$41,800	$21,102	$44,957	$31,690	$51,114	$190,663	$(98,590)	$92,073	$70,409

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate.

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

We have implemented a number of policies according to the following liquidity risk management framework:

•	Excess Liquidity — We maintain substantial excess liquidity to meet a broad range of potential cash outflows in a stressed environment, including financing obligations.

•	Asset-Liability Management — We seek to maintain secured and unsecured funding sources that are sufficiently long-term in order to withstand a prolonged or severe liquidity-stressed environment without having to rely on asset sales.

•	Conservative Liability Structure — We seek to access funding across a diverse range of markets, products and counterparties, emphasize less credit-sensitive sources of funding and conservatively manage the distribution of funding across our entity structure.

•	Crisis Planning — We base our liquidity and funding management on stress-scenario planning and maintain a crisis plan detailing our response to a liquidity-threatening event.

Excess Liquidity

Our most important liquidity policy is to pre-fund what we estimate will be our likely cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

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

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities) of our Global Core Excess:

	Three Months Ended	Year Ended
	August 2008	November 2007
	(in millions)
U.S. dollar-denominated	$90,468	$48,635
Non-U.S. dollar-denominated	11,864	11,928

Total Global Core Excess	$102,332	$60,563

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

In addition to our Global Core Excess, we have a significant amount of other unencumbered securities as a result of our business activities. These assets, which are located in the U. S., Europe and Asia, include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.

(1) The Global Core Excess excludes liquid assets of $4.90 billion held separately by William Street Funding Corporation. See
“— Contractual Obligations and Commitments” above for a further discussion of the William Street credit extension program.

We maintain our Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess and our other unencumbered assets averaged $181.60 billion and $156.74 billion for the three months ended August 2008 and year ended November 2007, respectively.

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

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The following table sets forth our aggregate holdings in these categories of financial instruments:

	As of
	August	November
	2008	2007
	(in millions)
Mortgage and other asset-backed loans and securities	$29,540	$46,436 (6)
Bank loans and bridge loans (1)	29,045	49,154
Emerging market debt securities	2,264	3,343
High-yield and other debt obligations	13,031	12,807
Private equity and real estate fund investments (2)	20,636	16,244
Emerging market equity securities	4,448	8,014
ICBC ordinary shares (3)	7,137	6,807
SMFG convertible preferred stock (4)	1,941	4,060
Other restricted public equity securities	1,464	3,455
Other investments in funds (5)	3,241	3,437

(1)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(2)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $2.63 billion and $8.13 billion as of August 2008 and November 2007, respectively, for which Goldman Sachs does not bear economic exposure.

(3)	Includes interests of $4.51 billion and $4.30 billion as of August 2008 and November 2007, respectively, held by investment funds managed by Goldman Sachs.

(4)	During our second quarter of 2008, we converted one-third of our preferred stock investment into SMFG common stock, and delivered the common stock to close out one-third of our hedge position.

(5)	Includes interests in other investment funds that we manage.

(6)	Excludes $7.64 billion as of November 2007 of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. We distributed to investors the securities that were issued by the securitization vehicles and therefore did not bear economic exposure to the underlying mortgage whole loans.

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

Conservative Liability Structure

We seek to structure our liabilities conservatively to reduce refinancing risk and the risk that we may be required to redeem or repurchase certain of our borrowings prior to their contractual maturity.

We fund a substantial portion of our inventory on a secured basis, which we believe provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to the underlying collateral. We recognize that the terms or availability of secured funding, particularly overnight funding, can deteriorate in a difficult environment. To help mitigate this risk, we raise the majority of our funding for durations longer than overnight. We seek longer durations for secured funding collateralized by lower-quality assets, as we believe these funding transactions may pose greater refinancing risk. The weighted average life of our secured funding, excluding funding collateralized by highly liquid securities, such as U.S., French, German, United Kingdom and Japanese government bonds, and U.S. agency securities, exceeded 100 days as of August 2008.

Our liquidity also depends to an important degree on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of August 2008 and November 2007, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $64.65 billion and $71.56 billion, respectively. See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

We issue long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the third quarter of 2014:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of August 2008 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

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

Over the last several months, U.S. regulatory agencies including primarily the Federal Reserve Board, the Federal Reserve Bank of New York and the U.S. Department of the Treasury have taken a number of steps to enhance the liquidity support available to financial services companies such as Group Inc., Goldman, Sachs & Co. and Goldman Sachs International. These steps have included (i) expanding the types and quality of assets that can be used as collateral for borrowings by primary dealers from the Federal Reserve Bank of New York under the primary dealer credit facility (“PDCF”), (ii) extending the term for which the Federal Reserve will lend Treasury securities to primary dealers under its term securities lending facility, (iii) adopting temporary exceptions to the Federal Reserve Act limitations on transactions between insured depository institutions, such as our subsidiary GS Bank USA, and their affiliates to permit them to provide liquidity to their affiliates for assets typically funded in the tri-party repo market, and (iv) authorizing the Federal Reserve Bank of New York to extend credit to the U.S.- and London-based broker-dealer subsidiaries of Group Inc. and those of two other institutions against all types of collateral that may be pledged at the PDCF. On September 21, 2008, Group Inc. became a bank holding company regulated by the Federal Reserve Board under the U.S. Bank Holding Company Act of 1956. GS Bank USA, a wholly owned industrial bank, became a member of the Federal Reserve System on September 26, 2008 and is now regulated by the Federal Reserve Board and by the State of Utah Department of Financial Institutions. See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of August 2008, Group Inc. had $25.23 billion of such equity and subordinated indebtedness invested in Goldman, Sachs & Co., its principal U.S. registered broker-dealer; $23.43 billion invested in Goldman Sachs International, a regulated U.K. broker-dealer; $2.27 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; and $3.43 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer. Group Inc. also had $67.81 billion of unsubordinated loans to these entities as of August 2008, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Credit Ratings

We rely upon the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are important when we are competing in certain markets and when we seek to engage in longer-term transactions, including OTC derivatives. We believe our credit ratings are primarily based on the credit rating agencies’ assessment of our liquidity, market, credit and operational risk management practices, the level and variability of our earnings, our capital base, our franchise, reputation and management, our corporate governance and the external operating environment. See “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

The following table sets forth our unsecured credit ratings as of August 2008:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock
Dominion Bond Rating Service Limited (DBRS)	R-1 (middle)	AA (low)	A (high)	A
Fitch, Inc.	F1+	AA–	A+	A+
Moody’s Investors Service	P-1	Aa3	A1	A2
Standard & Poor’s	A-1+	AA–	A+	A
Rating and Investment Information, Inc.	a-1+	AA	Not Applicable	Not Applicable

On June 2, 2008, Standard & Poor’s affirmed Group Inc.’s credit ratings and retained its outlook of “negative.” On September 17, 2008, DBRS affirmed Group Inc.’s credit ratings but revised its outlook from “stable” to “negative.”

As of August 2008, collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $669 million would have been required in the event of a one-notch reduction in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of a two-notch downgrade in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Nine Months Ended August 2008.  Our cash and cash equivalents increased by $278 million to $12.16 billion at the end of the third quarter of 2008. We raised $14.89 billion in net cash from financing activities, primarily in bank deposits and unsecured borrowings. We used net cash of $14.61 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

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

FASB Staff Position FAS No. 140-3.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP FAS No. 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP FAS No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will be applied to new transactions entered into after the date of adoption. Early adoption is prohibited. We are currently evaluating the impact of adopting FSP No. 140-3 on our financial condition and cash flows. Adoption of FSP No. 140-3 will have no effect on our results of operations.

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for reporting periods beginning after November 15, 2008, with early application encouraged. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

FASB Staff Position EITF No. 03-6-1.  In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. We do not expect adoption of FSP EITF No. 03-6-1 to have a material effect on our results of operations or earnings per share.

FASB Staff Position FAS No. 133-1 and FIN 45-4.  In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 will not affect our financial condition, results of operations or cash flows.

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

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007, as updated by our Quarterly Reports on Form 10-Q for the quarters ended February 29, 2008 and May 30, 2008.

IPO Process Matters

In the actions asserting violations of, and seeking short-swing profit recovery under, Section 16 of the Securities Exchange Act of 1934, defendants moved to dismiss the various complaints on July 25, 2008.

Research Independence Matters

In the class action relating to coverage of Exodus Communications, Inc., on July 7, 2008, plaintiffs appealed from the federal district court’s order dismissing the complaint.

In the lawsuit alleging that The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and Henry M. Paulson, Jr. violated the federal securities laws in connection with the firm’s research activities, the district court granted plaintiff’s motion for class certification by a decision dated September 15, 2008. On September 26, 2008, the Goldman Sachs defendants filed a petition in the U.S. Court of Appeals for the Second Circuit seeking review of the district court’s class certification order.

Treasury Proceeding

By a decision dated July 30, 2008, the federal district court granted Goldman, Sachs & Co.’s motion for summary judgment insofar as the remaining claims relate to trading of treasury bonds, but denied the motion without prejudice to the extent the claims relate to trading of treasury futures. By a decision dated August 22, 2008, the court denied plaintiff’s motion for class certification.

Mortgage-Related Matters

In the action brought by the City of Cleveland, the federal district court denied the City’s motion to remand by an order dated August 8, 2008.

Auction Products Matters

On August 21, 2008, Goldman, Sachs & Co. entered into a settlement in principle with the Office of Attorney General of the State of New York and the Illinois Securities Department (on behalf of the North American Securities Administrators Association) regarding auction rate securities. Under the agreement, Goldman Sachs agreed, among other things, (i) to offer to repurchase at par the outstanding auction rate securities that its private wealth management clients purchased through the firm prior to February 11, 2008, with the exception of those auction rate securities where auctions are clearing, (ii) to continue to work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors, and (iii) to pay a $22.5 million fine. The settlement, which is subject to definitive documentation and approval by the various states, does not resolve any potential regulatory action by the Securities and Exchange Commission.

On August 28, 2008, a putative shareholder derivative action was filed in the U.S. District Court for the Southern District of New York naming as defendants The Goldman Sachs Group, Inc., its board of directors, and certain senior officers. The complaint alleges generally that the board breached its fiduciary duties and committed mismanagement in connection with its oversight of auction rate securities marketing and trading operations, that certain individual defendants engaged in insider selling by selling shares of The Goldman Sachs Group, Inc., and that the firm’s public filings were false and misleading in violation of the federal securities laws by failing to accurately disclose the alleged practices involving auction rate securities. The complaint seeks damages, injunctive and declaratory relief, restitution, and an order requiring the firm to adopt corporate reforms.

On September 4, 2008, The Goldman Sachs Group, Inc. was named as a defendant, together with numerous other financial services firms, in two complaints filed in the U.S. District Court for the Southern District of New York alleging that the defendants engaged in a conspiracy to manipulate the auction securities market in violation of federal antitrust laws. The actions were filed, respectively, on behalf of putative classes of issuers of and investors in auction rate securities and seek, among other things, treble damages.

On September 26, 2008, the parties to the putative securities class action brought on behalf of Goldman Sachs customers who purchased auction rate securities, alleging violation of the federal securities laws, stipulated to dismiss the action with prejudice, and the stipulation was approved by the district court on September 30, 2008.

Private Equity-Sponsored Acquisitions Litigation

On August 27, 2008, plaintiffs filed a third amended complaint, and on the same date, defendants moved to dismiss the third amended complaint.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth the information with respect to purchases made by or on behalf of The Goldman Sachs Group, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended August 29, 2008:

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (2)	Programs (2)
Month #1	1,200,000	$181.30	1,200,000	61,164,103
(May 31, 2008 to June 27, 2008)
Month #2	304,900	$175.33	304,900	60,859,203
(June 28, 2008 to July 25, 2008)
Month #3	—	$0.00	—	60,859,203
(July 26, 2008 to August 29, 2008)

Total (1)	1,504,900		1,504,900

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through and including the date of the earnings release for such quarter.

(2)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The total remaining authorization under the repurchase program was 60,859,203 shares as of September 26, 2008; the repurchase program has no set expiration or termination date.

Item 6:	Exhibits

Exhibits:

3	.1 and 4.1	Certificate of Designations of The Goldman Sachs Group, Inc. relating to the 10% Cumulative Perpetual Preferred Stock, Series G (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 2, 2008).

4.2		Form of warrant to purchase shares of common stock, issued on October 1, 2008.

10.1		Securities Purchase Agreement, dated September 29, 2008, between The Goldman Sachs Group, Inc. and Berkshire Hathaway Inc.

10.2		General Guarantee Agreement, dated September 21, 2008, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Bank USA.

10.3		Form of Letter Agreement between The Goldman Sachs Group, Inc. and each of Lloyd C. Blankfein, Gary D. Cohn, Jon Winkelried and David A. Viniar (incorporated by reference to Exhibit O to Amendment No. 70 to Schedule 13D, filed October 1, 2008, relating to the Registrant’s common stock).

12.1		Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1		Letter re: Unaudited Interim Financial Information.

31.1		Rule 13a-14(a) Certifications.

32.1		Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: October 7, 2008