Form 10-K
period 2008-11-28
GOLDMAN SACHS GROUP INC
filed 2009-01-27
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2008	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street New York, N.Y.	10004 (Zip Code)
(Address of principal executive offices)

(212) 902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share, and attached Shareholder Protection Rights	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Medium-Term Notes, Series B, Index-Linked Notes due February 2013; Index-Linked Notes due April 2013; Index-Linked Notes due May 2013; Index-Linked Notes due 2010; and Index-Linked Notes due 2011	NYSE Alternext US
Medium-Term Notes, Series B, 7.35% Notes due 2009; 7.80% Notes due 2010; and Floating Rate Notes due 2011	New York Stock Exchange
Medium-Term Notes, Series A, Index-Linked Notes due 2037 of GS Finance Corp. (and Registrant’s guarantee with respect thereto)	NYSE Arca
Medium-Term Notes, Series B, Index-Linked Notes due 2037	NYSE Arca
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
Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer (Do not check if a smaller reporting company)  ☐     Smaller reporting company  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
     As of May 30, 2008, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $68.2 billion.
     As of January 16, 2009, there were 461,784,433 shares of the registrant’s common stock outstanding.
     Documents incorporated by reference:  Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 8, 2009 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 28, 2008

INDEX

		Page
Form 10-K Item Number:		No.

PART I		1
Item 1.	Business	1
	Introduction	1
	Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995	2
	Segment Operating Results	3
	Where We Conduct Business	4
	Business Segments	5
	Global Investment Research	14
	Business Continuity and Information Security	15
	Employees	15
	Competition	15
	Regulation	17
Item 1A.	Risk Factors	27
Item 1B.	Unresolved Staff Comments	40
Item 2.	Properties	40
Item 3.	Legal Proceedings	41
Item 4.	Submission of Matters to a Vote of Security Holders	50
	Executive Officers of The Goldman Sachs Group, Inc	51

PART II		53
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	53
Item 6.	Selected Financial Data	54
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	127
Item 8.	Financial Statements and Supplementary Data	128
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	219
Item 9A.	Controls and Procedures	219
Item 9B.	Other Information	219

PART III		220
Item 10.	Directors, Executive Officers and Corporate Governance	220
Item 11.	Executive Compensation	220
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	220
Item 13.	Certain Relationships and Related Transactions, and Director Independence	221
Item 14.	Principal Accountant Fees and Services	221

PART IV		222
Item 15.	Exhibits and Financial Statement Schedules	222
SIGNATURES		II-1
POWER OF ATTORNEY		II-2
EX-3.1: RESTATED CERTIFICATE OF INCORPORATION
EX-4.5: FORM OF FLOATING RATE SENIOR DEBT SECURITY (TLGP)
EX-4.6: FORM OF FIXED RATE SENIOR DEBT SECURITY (TLGP)
EX-4.7: FORM OF FLOATING RATE MEDIUM-TERM NOTE, SERIES D (TLGP)
EX-4.8: FORM OF FIXED RATE MEDIUM-TERM NOTE, SERIES D (TLGP)
EX-10.1: AMENDED AND RESTATED STOCK INCENTIVE PLAN
EX-10.36: FORM OF YEAR-END OPTION AWARD AGREEMENT
EX-10.37: FORM OF YEAR-END RSU AWARD AGREEMENT
EX-10.39: FORM OF YEAR-END RSU AWARD AGREEMENT (FRENCH ALTERNATIVE AWARD)
EX-10.41: FORM OF NON-EMPLOYEE DIRECTOR OPTION AWARD AGREEMENT
EX-10.42: FORM OF NON-EMPLOYEE DIRECTOR RSU AWARD AGREEMENT
EX-10.43: DESCRIPTION OF NON-EMPLOYEE DIRECTOR COMPENSATION
EX-10.49: FORM OF SIGNATURE CARD FOR EQUITY AWARDS
EX-10.58: FORM OF LETTER AGREEMENT
EX-10.59: GENERAL GUARANTEE AGREEMENT - GS BANK EUROPE
EX-10.60: GUARANTEE AGREEMENT - GS BANK USA
EX-10.61: COLLATERAL AGREEMENT
EX-10.62: FORM OF PERFORMANCE-BASED ONE-TIME RSU AWARD AGREEMENT
EX-10.63: FORM OF MAKE-WHOLE ONE-TIME RSU AWARD AGREEMENT
EX-10.64: FORM OF INCENTIVE ONE-TIME RSU AWARD AGREEMENT
EX-10.65: FORM OF YEAR-END SUPPLEMENTAL RSU AWARD AGREEMENT (FRANCE)
EX-10.66: FORM OF SIGNATURE CARD FOR EQUITY AWARDS (ASIA EX CHINA)
EX-10.67: FORM OF SIGNATURE CARD FOR EQUITY AWARDS (CHINA)
EX-10.68: AMENDMENTS TO CERTAIN EQUITY AWARD AGREEMENTS
EX-10.69: AMENDMENTS TO CERTAIN NON-EMPLOYEE DIRECTOR EQUITY AWARD AGREEMENTS
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS
EX-21.1: LIST OF SIGNIFICANT SUBSIDIARIES
EX-23.1: CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1: RULE 13A-14(A) CERTIFICATIONS
EX-32.1: SECTION 1350 CERTIFICATIONS
EX-99.1: REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PART I

Item 1.	Business

Introduction

Goldman Sachs is a bank holding company and a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. Goldman Sachs is the successor to a commercial paper business founded in 1869 by Marcus Goldman. On May 7, 1999, we converted from a partnership to a corporation and completed an initial public offering of our common stock. On September 21, 2008, The Goldman Sachs Group, Inc. (Group Inc.) became a bank holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the U.S. Bank Holding Company Act of 1956 (BHC Act). Our depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), became a New York State-chartered bank on November 28, 2008.

Our activities are divided into three segments: (i) Investment Banking, (ii) Trading and Principal Investments and (iii) Asset Management and Securities Services.

All references to 2008, 2007 and 2006 refer to our fiscal years ended, or the dates, as the context requires, November 28, 2008, November 30, 2007 and November 24, 2006, respectively. When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean The Goldman Sachs Group, Inc., a Delaware corporation, and its consolidated subsidiaries. References herein to our Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 28, 2008.

On December 15, 2008, our Board of Directors approved a change in our fiscal year-end from the last Friday of November to the last Friday of December. The change is effective for our 2009 fiscal year. Our 2009 fiscal year began December 27, 2008 and will end December 25, 2009, resulting in a one-month transition period that began November 29, 2008 and ended December 26, 2008. Information on this one-month transition period will be included in our Quarterly Report on Form 10-Q for the three months ended March 27, 2009.

Financial information concerning our business segments and geographic regions for each of 2008, 2007 and 2006 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of our Annual Report on Form 10-K.

Our internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/shareholders. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 85 Broad Street, 17th Floor, New York, New York 10004, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in our Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. banking regulation, and statements about our investment banking transaction backlog, in Part II, Item 7 of our Annual Report on Form 10-K. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

In the case of statements about our investment banking transaction backlog, such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Segment Operating Results
(in millions)

		Year Ended November
		2008	2007	2006

Investment	Net revenues	$5,185	$7,555	$5,629
Banking	Operating expenses	3,143	4,985	4,062

	Pre-tax earnings	$2,042	$2,570	$1,567

Trading and Principal	Net revenues	$9,063	$31,226	$25,562
Investments	Operating expenses	11,808	17,998	14,962

	Pre-tax earnings/(loss)	$(2,745)	$13,228	$10,600

Asset Management and	Net revenues	$7,974	$7,206	$6,474
Securities Services	Operating expenses	4,939	5,363	4,036

	Pre-tax earnings	$3,035	$1,843	$2,438

Total	Net revenues	$22,222	$45,987	$37,665
	Operating expenses (1)	19,886	28,383	23,105

	Pre-tax earnings	$2,336	$17,604	$14,560

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $(4) million, $37 million and $45 million for the years ended November 2008, November 2007 and November 2006, respectively, that have not been allocated to our segments.

Where We Conduct Business

As of November 28, 2008, we operated offices in over 30 countries and 43% of our 30,067 employees were based outside the Americas (which includes the countries in North and South America). In 2008, we derived 30% of our net revenues outside of the Americas. See geographic information in Note 18 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

Our clients are located worldwide, and we are an active participant in financial markets around the world. We have developed and continue to build strong investment banking relationships in new and developing markets. We also continue to expand our presence throughout these markets to invest strategically when opportunities arise and to work more closely with our private wealth and asset management clients in these regions. Our global reach is illustrated by the following:

•	we are a member of and an active participant in most of the world’s major stock, options and futures exchanges and marketplaces;

•	we are a primary dealer in many of the largest government bond markets around the world;

•	we have interbank dealer status in currency markets around the world;

•	we are a member of or have relationships with major commodities exchanges worldwide; and

•	we have commercial banking or deposit-taking institutions organized or operating in the United States, the United Kingdom, Ireland, Brazil, Switzerland, Germany, France, Russia and South Korea.

Our businesses are supported by our Global Investment Research division, which, as of November 2008, provided research coverage of over 3,250 companies worldwide and over 45 national economies, and maintained a presence in locations around the world.

We continue to expand our geographic reach. For example, in recent years we have opened offices in Mumbai, Moscow, Sao Paulo, Dubai, Qatar, Riyadh and Tel Aviv, become licensed as a broker-dealer in Russia, India and China, opened banks in Brazil, Ireland and Russia and entered into the asset management business in South Korea and India.

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
• Financing services
• Securities lending

Investment Banking

Investment Banking represented 23% of 2008 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.

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

Trading and Principal Investments

Trading and Principal Investments represented 41% of 2008 net revenues. Trading and Principal Investments facilitates client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals and takes proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. In addition, we engage in market-making and specialist activities on equities and options exchanges, and we clear client transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investing activities, we make principal investments directly and through funds that we raise and manage.

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

Fixed Income, Currency and Commodities and Equities

Fixed Income, Currency and Commodities (FICC) and Equities are large and diversified operations through which we engage in a variety of client-driven and proprietary trading and investing activities.

In our client-driven businesses, FICC and Equities strive to deliver high-quality service by offering broad market-making and market knowledge to our clients on a global basis. In addition, we use our expertise to take positions in markets, by committing capital and taking risk, to facilitate client transactions and to provide liquidity. Our willingness to make markets, commit capital and take risk in a broad range of fixed income, currency, commodity and equity products and their derivatives is crucial to our client relationships and to support our underwriting business by providing secondary market liquidity.

We generate trading net revenues from our client-driven businesses in three ways:

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

In addition, we provide credit through bridge and other loan facilities to a broad range of clients. Commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources. As part of our ongoing credit origination activities, we may seek to reduce our credit risk on commitments by syndicating all or substantial portions of commitments to other investors or, upon funding, by securitizing the positions through investment vehicles sold to other investors. Underwriting fees from syndications of these commitments are recorded in debt underwriting in our Investment Banking segment. However, to the extent that we recognize losses on these commitments, such losses are recorded within our Trading and Principal Investments segment, net of any related underwriting fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in Part II, Item 7 of our Annual Report on Form 10-K for additional information on our commitments.

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

Mortgage Business.  We make markets in and trade for our clients and ourselves commercial and residential mortgage-related securities and loan products (including agency prime and non-agency prime, Alt-A and subprime mortgages) and other asset-backed and derivative instruments. We acquire positions in these products for proprietary trading purposes as well as for securitization or syndication. We also originate and service commercial and residential mortgages.

Equities

We make markets in and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading. We generate commissions from executing and clearing client transactions on major stock, options and futures exchanges worldwide through our Equities client franchise and clearing activities.

Equities includes two principal businesses: our client franchise business and principal strategies. We also engage in specialist and insurance activities.

Client Franchise Business.  Our client franchise business includes primarily client-driven activities in the shares, equity derivatives and convertible securities markets. These activities also include clearing client transactions on major stock, options and futures exchanges worldwide, as well as our options specialist and market-making businesses. Our client franchise business increasingly involves providing our clients with access to electronic “low-touch” equity trading platforms, and electronic trades account for the majority of our client trading activity in this business. However, a majority of our net revenues in this business continues to be derived from our traditional “high-touch” handling of more complex trades. We expect both types of trading activities to remain important components of our client franchise business.

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

In the options and futures markets, we structure, distribute and execute derivatives on market indices, industry groups, financial measures and individual company stocks to facilitate client transactions and our proprietary activities. We develop strategies and render advice with respect to portfolio hedging and restructuring and asset allocation transactions. We also create specially tailored instruments to enable sophisticated investors to undertake hedging strategies and to establish or liquidate investment positions. We are one of the leading participants in the trading and development of equity derivative instruments. In options, we are a specialist and/or market maker on the International Securities Exchange, the Chicago Board Options Exchange, NYSE Arca, the Boston Options Exchange, the Philadelphia Stock Exchange, NYSE Alternext US and the Chicago Mercantile Exchange.

Principal Strategies.  Our principal strategies business is a multi-strategy investment business that invests and trades our capital across global markets. Investment strategies include fundamental equities and relative value trading (which involves trading strategies designed to take advantage of perceived discrepancies in the relative value of financial instruments, including equity, equity-related and debt instruments), event-driven investments (which focus on event-oriented special situations such as corporate restructurings, bankruptcies, recapitalizations, mergers and acquisitions, and legal and regulatory events), convertible bond trading, various types of volatility trading and principal finance.

At the start of our first fiscal quarter of 2008, we reassigned approximately one-half of the traders and other personnel and transferred approximately one-half of the firm’s assets comprising our principal strategies business to our asset management business in an effort to strengthen and diversify our asset management offerings. These assets are invested in an alternative investment fund managed by our asset management business.

Specialist Activities.  Our specialist activities business consists of our stock and exchange-traded funds (ETF) specialist and market-making businesses. We engage in specialist and market-making activities on equities exchanges. In the United States, we are one of the leading designated market makers for stocks traded on the NYSE. For ETFs, we are registered market makers on NYSE Arca.

Insurance Activities.  Through our insurance subsidiaries, we engage in a range of insurance and reinsurance businesses, including buying, originating and/or reinsuring variable annuity and life insurance contracts, reinsuring property catastrophe and residential homeowner risks and providing power interruption coverage to power generating facilities.

Principal Investments

Principal Investments primarily represents net revenues from three primary sources: returns on corporate and real estate investments; overrides on corporate and real estate investments made by merchant banking funds that we manage; and our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC).

Returns on Corporate and Real Estate Investments.  As of November 2008, the aggregate carrying value of our principal investments held directly or through our merchant banking funds, excluding our investment in the ordinary shares of ICBC, was $15.13 billion, comprised of corporate principal investments with an aggregate carrying value of $12.16 billion and real estate investments with an aggregate carrying value of $2.97 billion. In addition, as of November 2008, we had outstanding unfunded equity capital commitments of up to $13.47 billion, comprised of corporate principal investment commitments of $10.39 billion and real estate investment commitments of $3.08 billion.

Overrides.  Consists of the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns (typically referred to as an override). Overrides are recognized in net revenues when all material contingencies have been resolved.

ICBC.  Our investment in the ordinary shares of ICBC was acquired on April 28, 2006. The ordinary shares acquired from ICBC are subject to transfer restrictions that, among other things, prohibit any sale, disposition or other transfer until April 28, 2009. From April 28, 2009 to October 20, 2009, we may transfer up to 50% of the aggregate ordinary shares of ICBC that we owned as of October 20, 2006. We may transfer the remaining shares after October 20, 2009. As of November 2008, the fair value of our investment in the ordinary shares of ICBC was $5.50 billion. A portion of our interest is held by investment funds managed by Goldman Sachs. For further information regarding our investment in the ordinary shares of ICBC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value — Cash Instruments” in Part II, Item 7 of our Annual Report on Form 10-K.

Asset Management and Securities Services

Asset Management and Securities Services represented 36% of 2008 net revenues. Our asset management business provides investment advisory and financial planning services and offers investment products (primarily through separately managed accounts and commingled vehicles) across all major asset classes to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees. Securities Services provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

Our Asset Management and Securities Services segment is divided into two components: Asset Management and Securities Services.

Asset Management

We offer a broad array of investment strategies, advice and planning. We provide asset management services and offer investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes: money markets, fixed income, equities and alternative investments (including hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies). Through our subsidiary, The Ayco Company, L.P., we also provide fee-based financial counseling and financial education in the United States.

Assets under management (AUM) typically generate fees as a percentage of asset value, which is affected by investment performance and by inflows and redemptions. The fees that we charge vary by asset class, as do our related expenses. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31. For that reason, incentive fees have been seasonally weighted to our first quarter.

AUM includes our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Alternative investments include our merchant banking funds, which generate revenues as described below under “— Management of Merchant Banking Funds.” AUM includes assets in clients’ brokerage accounts to the extent that they generate fees based on the assets in the accounts rather than commissions on transactional activity in the accounts.

AUM does not include assets in brokerage accounts that generate commissions, mark-ups and spreads based on transactional activity, or our own investments in funds that we manage. Net revenues from these assets are included in our Trading and Principal Investments segment. AUM also does not include non-fee-paying assets, including interest-bearing deposits held through our bank depository institution subsidiaries.

The amount of AUM is set forth in the graph below. In the following graph, as well as in the following tables, substantially all assets under management are valued as of November 30:

Assets Under Management
(in billions)

The following table sets forth AUM by asset class:

Assets Under Management by Asset Class
(in billions)

	As of November 30
	2008	2007	2006
Alternative investments (1)	$146	$151	$145
Equity	112	255	215
Fixed income	248	256	198

Total non-money market assets	506	662	558
Money markets	273	206	118

Total assets under management	$779	$868	$676

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

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

The table below sets forth the amount of AUM by distribution channel and client category:

Assets Under Management by Distribution Channel
(in billions)

	As of November 30
	2008	2007	2006
• Directly Distributed
— Institutional	$273	$354	$296
— High-net-worth individuals	215	219	177

• Third-Party Distributed
— Institutional, high-net-worth individuals and retail	291	295	203

Total	$779	$868	$676

Management of Merchant Banking Funds.  Goldman Sachs sponsors numerous corporate and real estate private investment funds. As of November 2008, the amount of AUM in these funds (including both funded amounts and unfunded commitments on which we earn fees) was $93 billion.

Our strategy with respect to these funds generally is to invest opportunistically to build a portfolio of investments that is diversified by industry, product type, geographic region, and transaction structure and type. Our corporate investment funds pursue, on a global basis, long-term investments in equity and debt securities in privately negotiated transactions, leveraged buyouts, acquisitions and investments in funds managed by external parties. Our real estate investment funds invest in real estate operating companies, debt and equity interests in real estate assets, and other real estate-related investments. In addition, our merchant banking funds include funds that invest in infrastructure and infrastructure-related assets and companies on a global basis.

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

Prime brokerage services.  We offer prime brokerage services to our clients, allowing them the flexibility to trade with most brokers while maintaining a single source for financing and consolidated portfolio reports. Our prime brokerage business provides clearing and custody in 53 markets globally and provides consolidated multi-currency accounting and reporting, fund administration and other ancillary services.

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

Global Investment Research employs a team approach that as of November 2008 provided research coverage of over 3,250 companies worldwide and over 45 national economies. This is accomplished by the following departments:

•	The Equity Research Departments provide fundamental analysis, earnings forecasts and investment opinions for equity securities;

•	The Credit Research Department provides fundamental analysis, forecasts and investment opinions as to investment-grade and high-yield corporate bonds and credit derivatives; and

•	The Global ECS Department (formed in December 2008 through a consolidation of the Economic, Commodities and Strategy Research Departments) formulates macroeconomic forecasts for economic activity, foreign exchange and interest rates, provides research on the commodity markets, and provides equity market forecasts, opinions on both asset and industry sector allocation, equity trading strategies, credit trading strategies and options research.

Further information regarding research at Goldman Sachs is provided below under “— Regulation — Regulations Applicable in and Outside the United States” and “Legal Proceedings — Research Independence Matters” in Part I, Item 3 of our Annual Report on Form 10-K.

Business Continuity and Information Security

Business continuity and information security are high priorities for Goldman Sachs. Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at the firm’s critical facilities and to comply with the regulatory requirements of the Financial Industry Regulatory Authority (FINRA). Because we are a bank holding company, our Business Continuity Program will be subject to review by the Federal Reserve Board. The key elements of the program are crisis management, people recovery facilities, business recovery, systems and data recovery, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect the information assets of the firm and our clients. Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.

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

As of November 2008, we had 30,067 employees, excluding 4,671 employees of certain consolidated entities that are held for investment purposes only. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

Competition

The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. Our competitors are other entities that provide investment banking, securities and investment management services, as well as those entities that make investments in securities, commodities, derivatives, real estate, loans and other financial assets. These entities include brokers and dealers, investment banking firms, commercial banks, insurance companies, investment advisers, mutual funds, hedge funds, private equity funds and merchant banks. We compete with some of our competitors globally and with others on a regional, product or niche basis. Our competition is based on a number of factors, including transaction execution, our products and services, innovation, reputation and price.

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

Over time, there has been substantial consolidation and convergence among companies in the financial services industry. This trend accelerated over the course of the past year as the credit crisis caused numerous mergers and asset acquisitions among industry participants. Many commercial banks and other broad-based financial services firms have had the ability for some time to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have had the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which has resulted in pricing pressure in our investment banking and trading businesses and could result in pricing pressure in other of our businesses.

Moreover, we have faced, and expect to continue to face, pressure to retain market share by committing capital to businesses or transactions on terms that offer returns that may not be commensurate with their risks. In particular, corporate clients seek such commitments (such as agreements to participate in their commercial paper backstop or other loan facilities) from financial services firms in connection with investment banking and other assignments.

We provide these commitments primarily through GS Bank USA and its subsidiaries, including our William Street entities and Goldman Sachs Credit Partners L.P. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides us with credit loss protection that is generally limited to 95% of the first loss we realize on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection has been provided as of November 2008. We also use other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in Part II, Item 7 of our Annual Report on Form 10-K and Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for more information regarding the William Street entities and for a description of the credit loss protection provided by SMFG. An increasing number of our commitments in connection with investment banking and other assignments do not meet the criteria established for the William Street entities and do not benefit from the SMFG loss protection. These commitments are issued through GS Bank USA and its subsidiaries or our other subsidiaries.

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

We have experienced intense price competition in some of our businesses in recent years. There has been considerable pressure in the pricing of block trades. Also, equity and debt underwriting discounts, as well as trading spreads, have been under pressure for a number of years and the ability to execute trades electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions. It appears that this trend toward electronic and other “low-touch,” low-commission trading will continue. We believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by reducing prices.

Regulation

Goldman Sachs, as a participant in the banking, securities, commodity futures and options and insurance industries, is subject to extensive regulation in the United States and the other countries in which we operate. See “Risk Factors — Our businesses and those of our clients are subject to extensive and pervasive regulation around the world” in Part I, Item 1A of our Annual Report on Form 10-K for a further discussion of the effect that regulation may have on our businesses. As a matter of public policy, regulatory bodies around the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, including depositors in U.S. depository institutions such as GS Bank USA. They are not, however, generally charged with protecting the interests of Goldman Sachs’ shareholders or creditors.

On September 21, 2008, Group Inc. became a bank holding company under the BHC Act. As of that date, the Federal Reserve Board became the primary U.S. regulator of Group Inc., as a consolidated entity. Prior to September 21, 2008, Group Inc. was subject to regulation by the SEC as a Consolidated Supervised Entity (CSE) and was subject to group-wide supervision and examination by the SEC and to minimum capital standards on a consolidated basis. On September 26, 2008, the SEC announced that it was ending the CSE program. Our principal U.S. broker-dealer, Goldman, Sachs & Co. (GS&Co.) remains subject to regulation by the SEC.

Banking Regulation

Supervision and Regulation

As a bank holding company under the BHC Act, Group Inc. is now subject to supervision and examination by the Federal Reserve Board. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve Board supervises Group Inc., including all of its nonbank subsidiaries, as an “umbrella regulator” of the consolidated organization and generally defers to the primary U.S. regulators of Group Inc.’s U.S. depository institution subsidiary, as applicable, and to the other U.S. regulators of Group Inc.’s U.S. non-depository institution subsidiaries that regulate certain activities of those subsidiaries. Such “functionally regulated” non-depository institution subsidiaries include broker-dealers registered with the SEC, insurance companies regulated by state insurance authorities, investment advisors registered with the SEC with respect to their investment advisory activities and entities regulated by the U.S. Commodity Futures Trading Commission (CFTC) with respect to certain futures-related activities.

Activities

The BHC Act generally restricts us from engaging in business activities other than the business of banking and certain closely related activities. However, the BHC Act also grants a new bank holding company, such as Group Inc., two years from the date the entity becomes a bank holding company to comply with the restrictions on its activities imposed by the BHC Act with respect to any activities that it was engaged in when it became a bank holding company. We expect that this “grandfather” right will allow us to continue to conduct our business substantially as we have in the past until at least September 22, 2010. In addition, under the BHC Act, we can apply to the Federal Reserve Board for up to three one-year extensions.

Under the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act), an eligible bank holding company may elect to become a “financial holding company.” Financial holding companies may engage in a broader range of financial and related activities than are permissible for bank holding companies as long as they continue to meet the eligibility requirements for financial holding companies. These activities include underwriting, dealing and making markets in securities, insurance underwriting and making merchant banking investments in nonfinancial companies. In addition, the GLB Act also allows a company that was not a bank holding company and becomes a financial holding company after November 12, 1999 to continue to engage in certain commodities activities that are otherwise impermissible for bank holding companies if the company was engaged in any of these activities in the United States as of September 30, 1997 and if the assets held pursuant to these activities do not equal 5% or more of the consolidated assets of the bank holding company.

We intend to apply to elect to become a financial holding company under the GLB Act as soon as practicable. Our ability to achieve and maintain financial holding company status is dependent on a number of factors, including our U.S. depository institution subsidiaries continuing to qualify as “well capitalized” as described under “— Prompt Corrective Action” below. We do not believe that any activities that are material to our current or currently proposed business would be impermissible activities for us as a financial holding company.

As a bank holding company, Group Inc. is required to obtain prior Federal Reserve Board approval before directly or indirectly acquiring more than 5% of any class of voting shares of any unaffiliated depository institution. In addition, as a bank holding company, we may generally engage in banking and other financial activities abroad, including investing in and owning non-U.S. banks, if those activities and investments do not exceed certain limits and, in some cases, if we have obtained the prior approval of the Federal Reserve Board.

Capital Requirements

We are subject to regulatory capital requirements administered by the U.S. federal banking agencies. Our bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital guidelines. Under the Federal Reserve Board’s capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA) that is applicable to GS Bank USA, Goldman Sachs and its bank depository institution subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. Goldman Sachs and its bank depository institution subsidiaries’ capital amounts, as well as GS Bank USA’s PCA classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. We anticipate reporting capital ratios as follows:

•	Before we became a bank holding company, we were subject to capital guidelines by the SEC as a CSE that were generally consistent with those set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). We currently compute and report our firmwide capital ratios in accordance with the Basel II requirements as applicable to us when we were regulated as a CSE for the purpose of assessing the adequacy of our capital. We expect to continue to report to investors for a period of time our Basel II capital ratios as applicable to us when we were regulated as a CSE.

•	The regulatory capital guidelines currently applicable to bank holding companies are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I), with Basel II to be phased in over time. We are currently working with the Federal Reserve Board to put in place the appropriate reporting and compliance mechanisms and methodologies to allow reporting of the Basel I capital ratios as of the end of March 2009.

•	In addition, we are currently working to implement the Basel II framework as applicable to us as a bank holding company (as opposed to as a CSE). U.S. banking regulators have incorporated the Basel II framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., transition to Basel II over the next several years.

Under the Basel II framework as it applied to us when we were regulated as a CSE, we evaluate our Tier 1 Capital and Total Allowable Capital as a percentage of Risk-Weighted Assets (RWAs). RWAs are calculated based on the level of market risk, credit risk and operational risk associated with our business activities, using methodologies generally consistent with those set out in Basel II. Our

Tier 1 Capital consists of common shareholders’ equity, qualifying preferred stock (including the cumulative preferred stock issued by Group Inc. to the U.S. Department of the Treasury’s (U.S. Treasury) TARP Capital Purchase Program and our junior subordinated debt issued to trusts, less deductions for goodwill, disallowed intangible assets and other items. Our Total Allowable Capital consists of our Tier 1 Capital and our qualifying subordinated debt, less certain deductions. Additional information on the calculation of our Tier 1 Capital, Total Allowable Capital and RWAs under the Basel II framework as it applied to us as a CSE is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital — Consolidated Capital Requirements,” and in Note 17 to the consolidated financial statements, which are in Part II, Items 7 and 8 of our Annual Report on Form 10-K. As of November 2008, our Total Capital Ratio (Total Allowable Capital as a percentage of RWAs) was 18.9% and our Tier 1 Ratio (Tier 1 Capital as a percentage of RWAs) was 15.6%, in each case calculated under the Basel II framework as it applied to us when we were regulated as a CSE.

As noted above, we are currently working to implement the Basel II framework as applicable to us as a bank holding company (as opposed to as a CSE). During a parallel period, we anticipate that Group Inc.’s capital calculations computed under both the Basel I rules and the Basel II rules will be reported to the Federal Reserve Board for examination and compliance for at least four consecutive quarterly periods. Once the parallel period and subsequent three-year transition period are successfully completed, Group Inc. will utilize the Basel II framework as its means of capital adequacy assessment, measurement and reporting and will discontinue use of Basel I. Internationally, the Basel II framework was implemented in several countries during the second half of 2007 and in 2008, while others will begin implementation in 2009. The Basel II rules therefore also apply to certain of our operations in non-U.S. jurisdictions.

The Federal Reserve Board also has established minimum leverage ratio guidelines. We were not subject to these guidelines before becoming a bank holding company and, accordingly, we are currently working with the Federal Reserve Board to finalize our methodology for calculating this ratio. The Tier 1 leverage ratio is defined as Tier 1 capital (as applicable to us as a bank holding company) divided by adjusted average total assets (which includes adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum Tier 1 leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. As of November 2008, our estimated Tier 1 leverage ratio was 6.1%. This ratio represents a preliminary estimate and may be revised in subsequent filings as we continue to work with the Federal Reserve Board to finalize the methodology for the calculation.

GS&Co. will continue to calculate its regulatory capital requirements in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1 under the Exchange Act, which are consistent with Basel II.

Payment of Dividends

Federal and state law imposes limitations on the payment of dividends by our bank depository institution subsidiaries. The amount of dividends that may be paid by a state-chartered bank that is a member of the Federal Reserve System, such as GS Bank USA or our national bank trust company subsidiary, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its chartering authority. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” New York law imposes similar limitations on New York State-

chartered banks. As a result of these restrictions, GS Bank USA was not able to declare dividends to Group Inc. without regulatory approval as of November 2008.

In addition to the dividend restrictions described above, the banking regulators have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

It is also the policy of the Federal Reserve Board that a bank holding company generally only pay dividends on common stock out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% level unless both asset quality and capital are very strong. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of bank depository institution subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such bank depository institution subsidiaries. See “— U.S. Treasury’s TARP Capital Purchase Program” below for a discussion of additional restrictions on Group Inc.’s ability to pay dividends. In addition, certain of Group Inc.’s nonbank subsidiaries are subject to separate regulatory limitations on dividends and distributions, including our broker-dealer and our insurance subsidiaries as described below.

Source of Strength

Under Federal Reserve Board policy, Group Inc. is expected to act as a source of strength to GS Bank USA and to commit capital and financial resources to support this subsidiary. The required support may be needed at times when, absent that Federal Reserve Board policy, we may not find ourselves able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

However, because the BHC Act provides for functional regulation of bank holding company activities by various regulators, the BHC Act prohibits the Federal Reserve Board from requiring payment by a holding company or subsidiary to a depository institution if the functional regulator of the payor objects to such payment. In such a case, the Federal Reserve Board could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

Cross-guarantee Provisions

Each insured depository institution “controlled” (as defined in the BHC Act) by the same bank holding company can be held liable to the U.S. Federal Deposit Insurance Corporation (FDIC) for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those banks that is in danger of default. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, we control only one insured depository institution for this purpose, namely GS Bank USA. However, if, in the future, we were to control other insured depository institutions, such cross-guarantee would apply to all such insured depository institutions.

U.S. Treasury’s TARP Capital Purchase Program

On October 28, 2008, Group Inc. issued preferred stock and a warrant to purchase its common stock to the U.S. Treasury as a participant in the TARP Capital Purchase Program. Prior to October 28, 2011, unless we have redeemed all of this preferred stock or the U.S. Treasury has transferred all of this preferred stock to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase our common stock dividend above the current quarterly cash dividend of $0.35 per share or repurchase our common stock or outstanding preferred stock except in limited circumstances. In addition, until the U.S. Treasury ceases to own any Group Inc. securities sold under the TARP Capital Purchase Program, the compensation arrangements for our senior executive officers must comply in all respects with the U.S. Emergency Economic Stabilization Act of 2008 and the rules and regulations thereunder. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital — Equity Capital Management” in Part II, Item 7 of our Annual Report on Form 10-K for a further discussion of our participation in the U.S. Treasury’s TARP Capital Purchase Program.

FDIC Temporary Liquidity Guarantee Program

Group Inc. and GS Bank USA have chosen to participate in the FDIC’s Temporary Liquidity Guarantee Program (TLGP), which applies to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out of the TLGP or the FDIC has terminated their participation. Under the TLGP, the FDIC guarantees certain senior unsecured debt of Group Inc. and GS Bank USA, as well as noninterest-bearing transaction account deposits at GS Bank USA, and in return for these guarantees the FDIC is paid a fee based on the amount of the deposit or the amount and maturity of the debt. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. Under the transaction account guarantee component of the TLGP, all noninterest-bearing transaction accounts maintained at GS Bank USA are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amount. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Funding Risk — Conservative Liability Structure” in Part II, Item 7 of our Annual Report on Form 10-K for a further discussion of our participation in the TLGP.

GS Bank USA

Our U.S. depository institution subsidiary, GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA was formed in November 2008 through the merger of our existing Utah industrial bank (named GS Bank USA) into our New York limited purpose trust company, with the surviving company taking the name GS Bank USA. Concurrently with this merger, we contributed subsidiaries with an aggregate of $117.16 billion of assets into GS Bank USA (which brought total assets in GS Bank USA to $145.06 billion as of November 2008). As a result, a number of our businesses are now conducted partially or entirely through GS Bank USA, including: bank loan trading and origination; interest rate, credit, currency and other derivatives; leveraged finance; commercial and residential mortgage origination, trading and servicing; structured finance; and agency lending, custody and hedge fund administration services. The businesses conducted through GS Bank USA are now subject to regulation by the Federal Reserve Board, the New York State Banking Department and the FDIC.

Deposit Insurance

GS Bank USA accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. We are also participants in the TLGP as discussed above under “— FDIC Temporary Liquidity Guarantee Program.”

Prompt Corrective Action

The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is deemed to be “well capitalized,” the highest category, if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. In connection with the November 2008 asset transfer described below, GS Bank USA agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. We contributed subsidiaries with an aggregate of $117.16 billion in assets into GS Bank USA in November 2008 (which brought total assets in GS Bank USA to $145.06 billion as of November 2008). As a result, we are currently working with the Federal Reserve Board to finalize our methodology for the Basel I calculations. As of November 2008, under Basel I, GS Bank USA’s estimated Tier 1 capital ratio was 8.9% and estimated total capital ratio was 11.6%. In addition, GS Bank USA’s estimated Tier 1 leverage ratio was 9.1%. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital guidelines could also subject a depository institution to capital raising requirements. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

The prompt corrective action regulations apply only to depository institutions and not to bank holding companies such as Group Inc. However, the Federal Reserve Board is authorized to take appropriate action at the holding company level, based upon the undercapitalized status of the holding company’s depository institution subsidiaries. In certain instances relating to an undercapitalized depository institution subsidiary, the bank holding company would be required to guarantee the performance of the undercapitalized subsidiary’s capital restoration plan and might be liable for civil money damages for failure to fulfill its commitments on that guarantee. Furthermore, in the event of the bankruptcy of the parent holding company, the guarantee would take priority over the parent’s general unsecured creditors.

Insolvency of an Insured Depository Institution

If the FDIC is appointed the conservator or receiver of an insured depository institution such as GS Bank USA, upon its insolvency or in certain other events, the FDIC has the power:

•	to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors;

•	to enforce the terms of the depository institution’s contracts pursuant to their terms; or

•	to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of GS Bank USA, the debt holders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

Transactions with Affiliates

Transactions between GS Bank USA and Group Inc. and its subsidiaries and affiliates are regulated by the Federal Reserve Board. These regulations limit the types and amounts of transactions (including loans to and credit extensions from GS Bank USA) that may take place and generally require those transactions to be on an arms-length basis. These regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. In November 2008, Group Inc. transferred assets and operations to GS Bank USA as described above under “— GS Bank USA.” In connection with this transfer, Group Inc. entered into a guarantee agreement with GS Bank USA whereby Group Inc. agreed to (i) purchase from GS Bank USA certain transferred assets (other than derivatives and mortgage servicing rights) or reimburse GS Bank USA for certain losses relating to those assets; (ii) reimburse GS Bank USA for credit-related losses from assets transferred to GS Bank USA; and (iii) protect GS Bank USA or reimburse it for certain losses arising from derivatives and mortgage servicing rights transferred to GS Bank USA. Group Inc. also agreed to pledge to GS Bank USA collateral with an aggregate value at any time not less than 5% of the face amount of committed but unfunded credit lines plus the original transfer value of the assets transferred to GS Bank USA, which amounted to a required collateral value of approximately $7.1 billion as of November 2008.

Trust Companies

Group Inc.’s two limited purpose trust company subsidiaries operate under state or federal law. They are not permitted to and do not accept deposits (other than as incidental to their trust activities) or make loans and, as a result, are not insured by the FDIC. The Goldman Sachs Trust Company, N.A., a national banking association that is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System. The Goldman Sachs Trust Company of Delaware, a Delaware limited purpose trust company, is regulated by the Office of the Delaware State Bank Commissioner.

U.S. Securities and Commodities Regulation

Goldman Sachs’ broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping, the financing of clients’ purchases, and the conduct of directors, officers and employees.

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

The commodity futures and commodity options industry in the United States is subject to regulation under the U.S. Commodity Exchange Act (CEA). The CFTC is the federal agency charged with the administration of the CEA. Several of Goldman Sachs’ subsidiaries, including GS&Co. and GSEC, are registered with the CFTC and act as futures commission merchants, commodity pool operators or commodity trading advisors and are subject to the CEA. The rules and regulations of various self-regulatory organizations, such as the Chicago Board of Trade and the Chicago Mercantile Exchange, other futures exchanges and the National Futures Association, also govern the commodity futures and commodity options businesses of these entities.

GS&Co. and GSEC are subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of November 2008, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $10.92 billion, which exceeded the amounts required by $8.87 billion. As of November 2008, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.38 billion, which exceeded the amounts required by $1.29 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 2008, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements. These net capital requirements may have the effect of prohibiting these entities from distributing or withdrawing capital and may require prior notice to the SEC for certain withdrawals of capital. See Note 17 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

Our specialist businesses are subject to extensive regulation by a number of securities exchanges. As a Designated Market Maker on the NYSE and as a specialist on other exchanges, we are required to maintain orderly markets in the securities to which we are assigned. Under the NYSE’s new Designated Market Maker rules, this may require us to supply liquidity to these markets in certain circumstances.

J. Aron & Company is authorized by the U.S. Federal Energy Regulatory Commission (FERC) to sell wholesale physical power at market-based rates. As a FERC-authorized power marketer, J. Aron & Company is subject to regulation under the U.S. Federal Power Act and FERC regulations and to the oversight of FERC. As a result of our investing activities, GS&Co. is also an “exempt holding company” under the U.S. Public Utility Holding Company Act of 2005 and applicable FERC rules.

In addition, as a result of our power-related activities, we are subject to extensive and evolving energy, environmental and other governmental laws and regulations, as discussed under “Risk Factors — Our power generation interests and related activities subject us to extensive regulation, as well as environmental and other risks associated with power generation activities” in Part I, Item 1A of our Annual Report on Form 10-K.

Other Regulation in the United States

Our U.S. insurance subsidiaries are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed, and we are subject to oversight as an insurance holding company in states where our insurance subsidiaries are domiciled. State insurance regulations limit the ability of our insurance subsidiaries to pay dividends to Group Inc. in certain circumstances, and could require regulatory approval for any change in “control” of Group Inc., which may include control of 10% or more of our voting stock. In addition, a number of our other businesses, including our lending and mortgage businesses, require us to obtain licenses, adhere to applicable regulations and be subject to the oversight of various regulators in the states in which we conduct these businesses.

The U.S. Bank Secrecy Act (BSA), as amended by the USA PATRIOT Act of 2001 (PATRIOT Act), contains anti-money laundering and financial transparency laws and mandated the implementation of various regulations applicable to all financial institutions, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through these and other provisions, the BSA and the PATRIOT Act seek to promote the identification of parties that may be involved in terrorism, money laundering or other suspicious activities. Anti-money laundering laws outside the United States contain some similar provisions. The obligation of financial institutions, including Goldman Sachs, to identify their clients, to monitor for and report suspicious transactions, to respond to requests for information by regulatory authorities and law enforcement agencies, and to share information with other financial institutions, has required the implementation and maintenance of internal practices, procedures and controls that have increased, and may continue to increase, our costs, and any failure with respect to our programs in this area could subject us to substantial liability and regulatory fines.

Regulation Outside the United States

Goldman Sachs provides investment services in and from the United Kingdom under the regulation of the Financial Services Authority (FSA). Goldman Sachs International (GSI), our regulated U.K. broker-dealer, is subject to the capital requirements imposed by the FSA. As of November 2008, GSI was in compliance with the FSA capital requirements. Other subsidiaries, including Goldman Sachs International Bank, are also regulated by the FSA.

Goldman Sachs Bank (Europe) PLC (GS Bank Europe), our regulated Irish bank, is subject to minimum capital requirements imposed by the Irish Financial Services Regulatory Authority. As of November 2008, this bank was in compliance with all regulatory capital requirements. Group Inc. has issued a general guarantee of the obligations of this bank.

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

The investment services that are subject to oversight by the FSA and other regulators within the European Union (EU) are regulated in accordance with national laws, many of which implement EU directives requiring, among other things, compliance with certain capital adequacy standards, customer protection requirements and market conduct and trade reporting rules. These standards, requirements and rules are similarly implemented, under the same directives, throughout the EU.

Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of November 2008, GSJCL was in compliance with its capital adequacy requirements. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Securities Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange and the Ministry of Economy, Trade and Industry in Japan.

Also in Asia, the Securities and Futures Commission in Hong Kong, the Monetary Authority of Singapore, the China Securities Regulatory Commission, the Korean Financial Supervisory Service, the Reserve Bank of India and the Securities and Exchange Board of India, among others, regulate various of our subsidiaries and also have capital standards and other requirements comparable to the rules of the SEC.

Various Goldman Sachs entities are regulated by the banking and regulatory authorities in other non-U.S. countries in which Goldman Sachs operates, including, among others, Brazil and Dubai. In addition, certain of our insurance subsidiaries are regulated by Lloyd’s (which is, in turn, regulated by the FSA) and by the Bermuda Monetary Authority.

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

The research areas of investment banks have been and remain the subject of regulatory scrutiny. The SEC and FINRA have rules governing research analysts, including rules imposing restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non-U.S. jurisdictions have imposed both substantive and disclosure-based requirements with respect to research and may impose additional regulations. In 2003, GS&Co. agreed to a global settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. The global settlement includes certain restrictions and undertakings that have imposed additional costs and limitations on the conduct of our businesses, including restrictions on the interaction between research and investment banking areas.

In connection with the research settlement, we have also subscribed to a voluntary initiative imposing restrictions on the allocation of shares in initial public offerings to executives and directors of public companies. The FSA in the United Kingdom has imposed requirements on the conduct of the allocation process in equity and fixed income securities offerings (including initial public offerings and secondary distributions). The SEC, the FSA, FINRA and other U.S. or non-U.S. regulators may in the future adopt additional and more stringent rules with respect to offering procedures and the management of conflicts of interest, and we cannot fully predict the effect that any new requirements will have on our business.

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

Our businesses have been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

Our businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally. In the past twelve months, these conditions have changed suddenly and negatively.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline in asset values.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under bilateral derivatives and other contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. Banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The markets for securitized debt offerings backed by mortgages, loans, credit card receivables and other assets have for the most part been closed.

In 2008, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

We have “long” proprietary positions in a number of our businesses. These positions are accounted for at fair value, and the declines in the values of assets have had a direct and large negative impact on our earnings in fiscal 2008. Revenues from our asset management and merchant banking businesses were also negatively impacted by declines in the values of assets managed for our clients.

The ongoing liquidity crisis and the loss of confidence in financial institutions has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. While the numerous steps taken by governments, regulators and central banks have helped reduce these funding costs somewhat and increase our access to traditional and new sources of liquidity, increases in funding costs and limitations on our access to liquidity have negatively impacted our earnings and our ability to engage in certain activities. In particular, in the latter half of 2008, we were unable to raise significant amounts of long-term unsecured debt in the public markets, other than as a result of the issuance of securities guaranteed by the FDIC under the TLGP. We are able to have outstanding approximately $35 billion of debt under the TLGP that is issued prior to June 30, 2009. It is unclear when we will regain access to the public long-term unsecured debt markets on customary terms or whether any similar program will be available after the TLGP’s scheduled June 2009 expiration. However, we continue to have access to short-term funding and to a number of sources of secured funding, both in the private markets and through various government and central bank sponsored initiatives. In December 2008, Moody’s Investors Service downgraded our long-term debt credit rating and Standard & Poor’s downgraded both our long-term and short-term debt credit ratings, in each case with an outlook of “negative.”

We have been able to fund our operations during fiscal 2008. Our global core excess (our cash and cash equivalent positions maintained to ensure short-term liquidity) and our capital ratios are at levels significantly higher than in the past. Nevertheless, our credit spreads have widened and the average maturity of our new funding has decreased. Recently, we have relied to a significant extent for our long-term unsecured funding on emergency funding programs implemented by governments and central banks. It is unclear whether or for how long these facilities will be extended and what impact termination of these facilities could have on our ability to access funding. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Funding Risk” in Part II, Item 7 of our Annual Report on Form 10-K.

Furthermore, the increased riskiness of assets due to increases in the volatility of asset prices, coupled with market concerns about the levels of financial institution leverage ratios, as well as fewer attractive business opportunities, have caused us to significantly decrease the size of our balance sheet and to increase the size of our global core excess. Both of these steps may have a negative effect on our profitability, until reversed.

Concerns about financial institution profitability and solvency as a result of general market conditions, particularly in the credit markets, together with the forced merger or failure of a number of major commercial and investment banks, have at times caused a number of our clients to reduce the level of business that they do with us, either because of concerns about the safety of their assets held by us or simply arising from a desire to diversify their risk or for other reasons. Some clients have withdrawn some of the funds held at our firm or transferred them from deposits with GS Bank USA to other types of assets (in many cases leaving those assets in their brokerage accounts held with us). Some counterparties have at times refused to enter into certain derivatives and other long-term transactions with us or have requested additional collateral. These instances were more prevalent during periods when the lack of confidence in financial institutions was most widespread and have become significantly less frequent in recent months in the wake of government and central bank actions, greater understanding of client account protections and higher limits of FDIC insurance. In addition, we have acquired some new clients as a result of the difficulties experienced by other financial institutions.

During the fourth quarter of 2008, we raised $20.75 billion in equity, comprised of a $5.75 billion public common stock offering, a $5 billion preferred stock and warrant issuance to Berkshire Hathaway Inc. and certain affiliates and a $10 billion preferred stock and warrant issuance under the U.S. Treasury’s TARP Capital Purchase Program. While this additional capital provides further funding to our business and we believe has improved investor perceptions with regard to our financial position, it has increased our equity and the number of actual and diluted outstanding shares of our common stock as well as our preferred dividend requirements, which will reduce our earnings per share and the return on our equity unless our earnings increase sufficiently.

In addition, as of the end of 2008, the United States, Europe and Japan are all in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. While lower interest rates, increased volatility and substantial increases in trading volumes have positively impacted earnings in a number of our trading businesses, declines in asset values, the lack of liquidity, general uncertainty about economic and market activities and a lack of consumer, investor and CEO confidence have negatively impacted many of our other businesses, particularly our investment banking, merchant banking, asset management, credit products, mortgage, leveraged lending and equity principal strategies businesses. In particular, our investment banking business has been affected during the last twelve months by the decrease in equity and debt underwritings and the decline in both announced and completed mergers and acquisitions.

Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, stable geopolitical conditions, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; outbreaks of hostilities or other geopolitical instability; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors.

Overall, during fiscal 2008, the business environment has been extremely adverse for many of our businesses and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be adversely affected.

Our businesses have been and may continue to be adversely affected by declining asset values.

Many of our businesses, such as our merchant banking businesses, our mortgages, leveraged loan and credit products businesses in our FICC segment, and our equity principal strategies business, have net “long” positions in debt securities, loans, derivatives, mortgages, equities (including private equity) and most other asset classes. In addition, many of our market-making and other businesses in which we act as a principal to facilitate our clients’ activities, including our specialist businesses, commit large amounts of capital to maintain trading positions in interest rate and credit products, as well as currencies, commodities and equities. Because nearly all of these investing and trading positions are marked-to-market on a daily basis, declines in asset values directly and immediately impact our earnings, unless we have effectively “hedged” our exposures to such declines. In certain circumstances (particularly in the case of leveraged loans and private equities or other securities that are not freely tradable or lack established and liquid trading markets), it may not be possible or economic to hedge such exposures and to the extent that we do so the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading markets for certain assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets which requires us to maintain additional capital and increases our funding costs.

In our specialist businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. In markets where asset values are declining and in volatile markets, this results in trading losses and an increased need for liquidity.

We receive asset-based management fees based on the value of our clients’ portfolios or investment in funds managed by us and, in some cases, we also receive incentive fees based on increases in the value of such investments. Declines in asset values reduce the value of our clients’ portfolios or fund assets, which in turn reduce the fees we earn for managing such assets.

We post collateral to support our obligations and receive collateral to support the obligations of our clients and counterparties in connection with our trading businesses. When the value of the assets posted as collateral declines, the party posting the collateral may need to provide additional collateral or, if possible, reduce its trading position. A classic example of such a situation is a “margin call” in connection with a brokerage account. Therefore, declines in the value of asset classes used as collateral mean that either the cost of funding trading positions is increased or the size of trading positions is decreased. If we are the party providing collateral this can increase our costs and reduce our profitability and if we are the party receiving collateral this can also reduce our profitability by reducing the level of business done with our clients and counterparties. In addition, volatile or less liquid markets increase the difficulty of valuing assets which can lead to costly and time-consuming disputes over asset values and the level of required collateral, as well as increased credit risk to the recipient of the collateral due to delays in receiving adequate collateral.

Our businesses have been and may continue to be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have adversely affected our ability to borrow on a secured and unsecured basis and may continue to do so. We fund ourselves on an unsecured basis by issuing commercial paper, promissory notes and long-term debt, or by obtaining bank loans or lines of credit. We seek to finance many of our assets, including our less liquid assets, on a secured basis, including by entering into repurchase agreements. Disruptions in the credit markets make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and taking principal positions, including market making.

Our clients engaging in mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit and the increased cost of credit can adversely affect the size, volume and timing of our clients’ merger and acquisition transactions — particularly large transactions — and adversely affect our financial advisory and underwriting businesses.

In addition, we may incur significant unrealized gains or losses due solely to changes in our credit spreads or those of third parties, as these changes may affect the fair value of our derivative instruments and the debt securities that we hold or issue.

Our businesses have been and may continue to be affected by changes in the levels of market volatility.

Certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by VaR and may expose us to increased risks in connection with our market-making and proprietary businesses or cause us to reduce the size of these businesses in order to avoid increasing our VaR. Limiting the size of our market-making positions and investing businesses can adversely affect our profitability, even though spreads are widening and we may earn more on each trade. In periods when volatility is increasing, but asset values are declining significantly (as has been the case recently), it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to incur losses in order to decrease our VaR. In addition, increases in volatility increase the level of our risk weighted assets and increase our capital requirements which increases our funding costs.

Our businesses have been adversely affected and may continue to be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to general declines in economic activity and other unfavorable economic, geopolitical or market conditions.

Our investment banking business has been and may continue to be adversely affected by market conditions. Poor economic conditions and other adverse geopolitical conditions can adversely affect and have adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of financial advisory transactions, which could continue to have an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decline in the number of large transactions would adversely affect our investment banking business.

In certain circumstances, market uncertainty or general declines in market or economic activity may affect our trading businesses by decreasing levels of overall activity or by decreasing volatility, but at other times market uncertainty and even declining economic activity may result in higher trading volumes or higher spreads or both.

Market uncertainty, volatility and adverse economic conditions, as well as declines in asset values, may cause our clients to transfer their assets out of our funds or other products or their brokerage accounts and result in reduced net revenues, principally in our asset management business. To the extent that clients do not withdraw their funds, they may invest them in products that generate less fee income.

Our investing businesses may be affected by the poor investment performance of our investment products.

Poor investment returns in our asset management business, due to either general market conditions or underperformance (against the performance of benchmarks or of our competitors) by funds or accounts that we manage or investment products that we design or sell, affects our ability to retain existing assets and to attract new clients or additional assets from existing clients. This could affect the asset management and incentive fees that we earn on assets under management or the commissions that we earn for selling other investment products, such as structured notes or derivatives.

We have in the past provided financial support to certain of our investment products in difficult market circumstances and, at our discretion, we may decide to do so in the future for reputational or business reasons, including through equity investments or cash infusions.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses. Recent market conditions have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as occurred during 2008, previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we make investments directly through various of our businesses in securities, including private equity, that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, we invest our own capital in our merchant banking, alternative investment and infrastructure funds, and limitations on our ability to withdraw some or all of our investments in these funds, whether for legal, reputational or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of our Annual Report on Form 10-K.

Our liquidity, profitability and businesses may be adversely affected by an inability to access the debt capital markets or to sell assets or by a reduction in our credit ratings or by an increase in our credit spreads.

Liquidity is essential to our businesses. Our liquidity may be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries, an inability to sell assets or redeem our investments, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk.

The financial instruments that we hold and the contracts to which we are a party are increasingly complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Our investing activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time, as is likely to occur in a liquidity or other market crisis. In addition, financial institutions with which we interact may exercise set-off rights or the right to require additional collateral, including in difficult market conditions, which could further impair our access to liquidity.

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

Our cost of obtaining long-term unsecured funding is directly related to our credit spreads (the amount in excess of the interest rate of U.S. Treasury securities (or other benchmark securities) of the same maturity that we need to pay to our debt investors). Increases in our credit spreads can significantly increase our cost of this funding. Changes in credit spreads are continuous, market-driven, and subject at times to unpredictable and highly volatile movements. Credit spreads are influenced by market perceptions of our creditworthiness. In addition, our credit spreads may be influenced by movements in the costs to purchasers of credit default swaps referenced to our long-term debt. The market for credit default swaps is relatively new, although very large, and it has proven to be extremely volatile and currently lacks a high degree of structure or transparency.

Group Inc. is a holding company and is dependent for liquidity on payments from its subsidiaries, which are subject to restrictions.

Group Inc. is a holding company and, therefore, depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Many of our subsidiaries, including our broker-dealer, bank and insurance subsidiaries, are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc. Restrictions or regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations, including debt obligations, or dividend payments. In addition, Group Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Furthermore, Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA and GS Bank Europe, subject to certain exceptions, and has pledged significant assets to GS Bank USA to support obligations to GS Bank USA. These guarantees may require Group Inc. to provide substantial funds or assets to its subsidiaries or their creditors and counterparties at a time when Group Inc. is in need of liquidity to fund its own obligations. See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K.

Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

The amount and duration of our credit exposures have been increasing over the past several years, as have the breadth and size of the entities to which we have credit exposures. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. A failure of a significant market participant, or even concerns about a default by such an institution, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of our rights. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress and illiquidity.

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

Concentration of risk increases the potential for significant losses in our market-making, proprietary trading, investing, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our proprietary trading and investing businesses or commit capital to facilitate client-driven business. The number and size of such transactions may affect our results of operations in a given period. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for our competitors. Disruptions in the credit markets can make it difficult to hedge these credit exposures effectively or economically. In addition, we extend large commitments as part of our credit origination activities. Our inability to reduce our credit risk by selling, syndicating or securitizing these positions, including during periods of market stress, could negatively affect our results of operations due to a decrease in the fair value of the positions, including due to the insolvency or bankruptcy of the borrower, as well as the loss of revenues associated with selling such securities or loans.

In the ordinary course of business, we may be subject to a concentration of credit risk to a particular counterparty, borrower or issuer, and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and investment funds. This has resulted in significant credit concentration with respect to this industry.

The financial services industry is highly competitive.

The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation, creditworthiness and price. Over time, there has been substantial consolidation and convergence among companies in the financial services industry. This trend accelerated over the course of the past year as a result of numerous mergers and asset acquisitions among industry participants. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To the extent we expand into new business areas and new geographic regions, we will face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand.

Pricing and other competitive pressures in our investment banking business, as well as our other businesses, have continued to increase, particularly in situations where some of our competitors may seek to increase market share by reducing prices. For example, in connection with investment banking and other assignments, we have experienced pressure to extend and price credit at levels that may not always fully compensate us for the risks we take.

We face enhanced risks as new business initiatives lead us to transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.

A number of our recent and planned business initiatives and expansions of existing businesses may bring us into contact, directly or indirectly, with individuals and entities that are not within our traditional client and counterparty base and expose us to new asset classes and new markets. These business activities expose us to new and enhanced risks, including risks associated with dealing with governmental entities, reputational concerns arising from dealing with less sophisticated counterparties and investors, greater regulatory scrutiny of these activities, increased credit-related, sovereign and operational risks, risks arising from accidents or acts of terrorism, and reputational concerns with the manner in which these assets are being operated or held.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to a large number of derivative transactions, including credit derivatives. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling the position difficult. Many credit derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may not be able to obtain, the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and in the event of a default may find it more difficult to enforce the contract. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other OTC derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and ourselves and adversely affect our profitability.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

Our businesses are highly dependent on our ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. As our client base and our geographical reach expands, developing and maintaining our operational systems and infrastructure becomes increasingly challenging. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, adversely affecting our ability to process these transactions or provide these services. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the clearing agents, exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions, and as our interconnectivity with our clients grows, we increasingly face the risk of operational failure with respect to our clients’ systems. In recent years, there has been significant consolidation among clearing agents, exchanges and clearing houses, which has increased our exposure to operational failure, termination or capacity constraints of the particular financial intermediaries that we use and could affect our ability to find adequate and cost-effective alternatives in the event of any such failure, termination or constraint. Industry consolidation, whether among market participants or financial intermediaries, increases the risk of operational failure as disparate complex systems need to be integrated, often on an accelerated basis. Furthermore, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses increases the risk that an operational failure at one institution may cause an industry-wide operational failure that could materially impact our ability to conduct business. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses or result in financial loss or liability to our clients, impairment of our liquidity, disruption of our businesses, regulatory intervention or reputational damage.

Despite the resiliency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, internet, transportation or other services used by us or third parties with which we conduct business. These disruptions may occur as a result of events that affect only our buildings or the buildings of such third parties, or as a result of events with a broader impact globally, regionally or in the cities where those buildings are located. Nearly all of our employees in our primary locations, including the New York metropolitan area, London, Frankfurt, Hong Kong, Tokyo and Bangalore, work in close proximity to one another, in one or more buildings. Notwithstanding our efforts to maintain business continuity, given that our headquarters and the largest concentration of our employees are in the New York metropolitan area, depending on the intensity and longevity of the event, a catastrophic event impacting our New York metropolitan area offices could very negatively affect our business. If a disruption occurs in one location and our employees in that location are unable to occupy our offices or communicate with or travel to other locations, our ability to service and interact with our clients may suffer, and we may not be able to successfully implement contingency plans that depend on communication or travel.

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

We routinely transmit and receive personal, confidential and proprietary information by email and other electronic means. We have discussed and worked with clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of our clients, vendors, service providers, counterparties and other third parties and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of the information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a client, vendor, service provider, counterparty or other third party could result in legal liability, regulatory action and reputational harm.

Conflicts of interest are increasing and a failure to appropriately identify and deal with conflicts of interest could adversely affect our businesses.

As we have expanded the scope of our businesses and our client base, we increasingly must address potential conflicts of interest, including situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client, as well as situations where one or more of our businesses have access to material non-public information that may not be shared with other businesses within the firm and situations where we may be a creditor of an entity with which we also have an advisory or other relationship.

Our regulators have the ability to scrutinize our activities for potential conflicts of interest, including through detailed examinations of specific transactions. Our status as a bank holding company subjects us to heightened regulation and increased regulatory scrutiny by the Federal Reserve Board with respect to transactions between GS Bank USA and entities that are or could be seen as affiliates of ours.

We have extensive procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to identify and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or enforcement actions.

Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.

As a participant in the financial services industry, we are subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory authorities in all jurisdictions in which we conduct our businesses. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities.

In recent years, firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, both within and outside the United States. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions.

In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our businesses or those of our clients may adversely affect our businesses. Recent market disruptions have led to numerous proposals for changes in the regulation of the financial services industry, including significant additional regulation. Regulatory changes could lead to business disruptions, could impact the value of assets that we hold or the scope or profitability of our business activities, could require us to change certain of our business practices and could expose us to additional costs (including compliance costs) and liabilities as well as reputational harm, and, to the extent the regulations strictly control the activities of financial services firms, make it more difficult for us to distinguish ourselves from competitors. For a discussion of the extensive regulation to which our businesses are subject, see “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K.

Our status as a bank holding company and the operation of our lending and other businesses through GS Bank USA subject us to additional regulation and limitations on our activities, as described in “Business — Regulation — Banking Regulation” in Part I, Item 1 of our Annual Report on Form 10-K, as well as some regulatory uncertainty as we apply banking regulations and practices to many of our businesses. The application of these regulations and practices may present us and our regulators with new or novel issues.

Our firm is subject to regulatory capital requirements at a number of levels, as described above under “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K. As a bank holding company, we will be subject to capital requirements based on Basel I as opposed to the requirements based on Basel II that applied to us as a CSE. Complying with these requirements may require us to liquidate assets or raise capital in a manner that adversely increases our funding costs or otherwise adversely affects our shareholders and creditors. In addition, failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition.

Our agreements with the U.S. Treasury and Berkshire Hathaway Inc. impose restrictions and obligations on us that limit our ability to increase dividends, repurchase our common stock or preferred stock and access the equity capital markets.

In October 2008, we issued preferred stock and a warrant to purchase our common stock to the U.S. Treasury as part of its TARP Capital Purchase Program. Prior to October 28, 2011, unless we have redeemed all of the preferred stock or the U.S. Treasury has transferred all of the preferred stock to a third party, the consent of the U.S. Treasury will be required for us to, among other things, increase our common stock dividend or repurchase our common stock or other preferred stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based employee compensation awards). We have also granted registration rights and offering facilitation rights to the U.S. Treasury and to Berkshire Hathaway Inc. pursuant to which we have agreed to lock-up periods during which we would be unable to issue equity securities.

Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause us significant reputational harm, which in turn could seriously harm our business prospects.

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See “Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for a discussion of certain legal proceedings in which we are involved. Our experience has been that legal claims by customers and clients increase in a market downturn. In addition, employment-related claims typically increase in periods when we have reduced the total number of employees.

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

Technology is fundamental to our business and our industry. The growth of electronic trading and the introduction of new technologies is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our specialist businesses, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and spreads. As our clients increasingly use our systems to trade directly in the markets, we may incur liabilities as a result of their use of our order routing and execution infrastructure. The NYSE’s adoption and continued refinement of its hybrid market for trading securities may increase pressure on our Equities business as clients execute more of their NYSE-related trades electronically. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the relatively lower commissions arising from electronic trades.

Our businesses may be adversely affected if we are unable to hire and retain qualified employees.

Our performance is largely dependent on the talents and efforts of highly skilled individuals; therefore, our continued ability to compete effectively in our businesses, to manage our businesses effectively and to expand into new businesses and geographic areas depends on our ability to attract new employees and to retain and motivate our existing employees. Competition from within the financial services industry and from businesses outside the financial services industry for qualified employees has often been intense. This is particularly the case in emerging markets, where we are often competing for qualified employees with entities that have a significantly greater presence or more extensive experience in the region.

In fiscal 2008, we significantly reduced compensation levels. In addition, the market price of our shares of our common stock declined very significantly during the year. A substantial portion of our annual bonus compensation paid to our senior employees has in recent years been paid in the form of equity-based awards. In addition, we reduced the number of employees across nearly all of our businesses during the latter portion of the year. The combination of these events could adversely affect our ability to hire and retain qualified employees.

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

We may incur substantial costs (including being required to cease or curtail operations of one or more of our power generation facilities) in complying with current or future laws and regulations relating to electric power generation and wholesale sales and trading of electricity and natural gas, including having to commit significant capital toward environmental monitoring, installation of pollution control equipment, payment of emission fees and carbon or other taxes, and application for, and holding of, permits and licenses at our power generation facilities. Our power generation facilities are also subject to the risk of unforeseen or catastrophic events, many of which are outside of our control, including breakdown or failure of power generation equipment, transmission lines or other equipment or processes or other mechanical malfunctions, performance below expected levels of output or efficiency, terrorist attacks, natural disasters or other hostile or catastrophic events. In addition, these facilities could be adversely affected by the failure of any of our third party suppliers or service providers to perform their contractual obligations, including the failure to obtain raw materials necessary for operation at reasonable prices. Market conditions or other factors could cause a failure to satisfy or obtain waivers under agreements with third parties, including lenders and utilities, which impose significant obligations on our subsidiaries that own such facilities. In addition, we may not have insurance against the risks that such facilities face or the insurance that we have may be inadequate to cover our losses.

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

In conducting our businesses and maintaining and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well the outbreak of hostilities or acts of terrorism. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

Our businesses and operations are increasingly expanding into new regions throughout the world, including emerging markets, and we expect this trend to continue. Various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies, as well as military activity or acts of terrorism. The possible effects of any of these conditions include an adverse impact on our businesses and increased volatility in financial markets generally.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural disasters, could create economic and financial disruptions, could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses, and could expose our insurance subsidiaries to significant losses.

Item 1B.	Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Our principal executive offices are located at 85 Broad Street, New York, New York, and comprise approximately one million rentable square feet of leased space, pursuant to a lease agreement expiring in June 2011. We also occupy over 680,000 rentable square feet at One New York Plaza under lease agreements expiring primarily in 2010 (with options to renew for up to five additional years), and we lease space at various other locations in the New York metropolitan area. In total, we lease approximately 3.7 million rentable square feet in the New York metropolitan area.

In August 2005, we leased from Battery Park City Authority a parcel of land in lower Manhattan, pursuant to a ground lease. We are currently constructing a 2.1 million gross square foot office building on the site that will serve as our headquarters. Under the lease, Battery Park City Authority holds title to all improvements, including the office building, subject to Goldman Sachs’ right of exclusive possession and use until June 2069, the expiration date of the lease.

Under the terms of the ground lease, we made a lump-sum ground rent payment in June 2007 of $161 million, which was paid into escrow, to be released to the Battery Park City Authority pending performance of specified state and city obligations. We are required to make additional periodic payments during the term of the lease. We are obligated under the ground lease to construct the office building by 2011 (subject to extensions in the case of force majeure) in accordance with certain pre-approved design standards. Construction began on the building in November 2005, and we expect construction completion and initial occupancy of the building during 2009. The building is projected to cost between $2.1 billion and $2.3 billion, including acquisition, development, fitout and furnishings, financing and other related costs.

We are receiving significant benefits from the City and State of New York based on our agreement to construct our headquarters in lower Manhattan. These benefits are subject to recoupment or recapture if we do not satisfy our obligations under these agreements with the City and State of New York.

We have offices at 30 Hudson Street in Jersey City, New Jersey, which we own and which include approximately 1.6 million gross square feet of office space, and we own over 575,000 square feet of additional office space spread among four locations in New York and New Jersey. We have additional offices in the U.S. and elsewhere in the Americas, which together comprise approximately 2.9 million rentable square feet of leased space.

In Europe, the Middle East and Africa, we have offices that total approximately 2.2 million rentable square feet. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we lease approximately 1.6 million rentable square feet in London through various leases, relating to various properties.

In Asia, we have offices that total approximately 1.5 million rentable square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently lease approximately 415,000 rentable square feet, the majority of which will expire in 2018. In Hong Kong, we currently lease approximately 295,000 rentable square feet under lease agreements, the majority of which will expire in 2011.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. In 2008, we incurred exit costs of $80 million related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

IPO Process Matters

Group Inc. and GS&Co. are among the numerous financial services companies that have been named as defendants in a variety of lawsuits alleging improprieties in the process by which those companies participated in the underwriting of public offerings in recent years.

GS&Co. has, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits filed in the U.S. District Court for the Southern District of New York alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements tying allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, and that the alleged arrangements resulted in market manipulation. The federal district court denied a motion to dismiss in all material respects relating to the underwriter defendants and generally granted plaintiffs’ motion for class certification in six “focus cases.” The U.S. Court of Appeals for the Second Circuit reversed the district court’s order granting class certification, denied plaintiffs’ applications for rehearing and rehearing en banc, and remanded. On August 14, 2007, plaintiffs amended their complaints in the six “focus cases” as well as their master allegations for all such cases to reflect new class related allegations. On September 27, 2007, plaintiffs filed a new motion for class certification in the district court, and on November 14, 2007, GS&Co. and the other defendants moved to dismiss the amended complaints. Following a mediation, a settlement in principle has been reached, subject to negotiation of definitive documentation and court approval.

GS&Co. is among numerous underwriting firms named as defendants in a number of complaints filed commencing October 3, 2007, in the U.S. District Court for the Western District of Washington alleging violations of the federal securities laws in connection with offerings of securities for 16 issuers during 1999 and 2000. The complaints generally assert that the underwriters, together with each issuer’s directors, officers and principal shareholders, entered into purported agreements to tie allocations in the offerings to increased brokerage commissions and aftermarket purchase orders. The complaints further allege that, based upon these and other purported agreements, the underwriters violated the reporting provisions of, and are subject to short-swing profit recovery under, Section 16 of the Exchange Act. On October 29, 2007, the cases were reassigned to a single district judge. On July 25, 2008, defendants moved to dismiss the various complaints.

GS&Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, unspecified compensatory damages resulting from the alleged lower amount of offering proceeds. The court granted GS&Co.’s motion to dismiss as to five of the claims; plaintiff appealed from the dismissal of the five claims, and GS&Co. appealed from the denial of its motion as to the remaining claim. The New York Appellate Division, First Department affirmed in part and reversed in part the lower court’s ruling on the firm’s motion to dismiss, permitting all claims to proceed except the claim for fraud, as to which the appellate court granted leave to replead, and the New York Court of Appeals affirmed in part and reversed in part, dismissing claims for breach of contract, professional malpractice and unjust enrichment, but permitting claims for breach of fiduciary duty and fraud to continue. On remand to the lower court, GS&Co. moved to dismiss the surviving claims or, in the alternative, for summary judgment, but the motion was denied by a decision dated March 21, 2006. Plaintiff has moved for leave to amend the complaint again, and GS&Co. has cross-moved to dismiss.

Group Inc. and certain of its affiliates have, together with various underwriters in certain offerings, received subpoenas and requests for documents and information from various governmental agencies and self-regulatory organizations in connection with investigations relating to the public offering process. Goldman Sachs has cooperated with these investigations.

Iridium Securities Litigation

GS&Co. has been named as a defendant in two purported class action lawsuits commenced, beginning on May 26, 1999, in the U.S. District Court for the District of Columbia brought on behalf of purchasers of Class A common stock of Iridium World Communications, Ltd. in a January 1999 underwritten secondary offering of 7,500,000 shares of Class A common stock. All parties entered into settlement agreements, with the underwriter defendants contributing $8.25 million to a settlement fund. The settlement was approved by the Court by order dated October 23, 2008 and has become final.

World Online Litigation

Several lawsuits have been commenced in the Netherlands courts based on alleged misstatements and omissions relating to the initial public offering of World Online in March 2000. Goldman Sachs and ABN AMRO Rothschild served as joint global coordinators of the approximately €2.9 billion offering. GSI underwrote 20,268,846 shares and GS&Co. underwrote 6,756,282 shares for a total offering price of approximately €1.16 billion.

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

In March 2001, a Dutch shareholders association initiated legal proceedings for an unspecified amount of damages against GSI in Amsterdam District Court in connection with the World Online offering. The court rejected the claims against GSI, but found World Online liable in an amount to be determined. The Dutch shareholders association appealed from the dismissal of their claims against GSI. By a decision dated May 3, 2007, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court dismissing the complaint, holding that certain of the alleged disclosure deficiencies were actionable. On July 24, 2007, the shareholder association appealed from the Netherlands Court of Appeals decision to the extent that it affirmed the decision of the district court dismissing the complaint. On November 2, 2007, GSI joined the other defendants in appealing from the Court of Appeals decision to the extent that it reversed the district court’s dismissal.

Research Independence Matters

GS&Co. is one of several investment firms that have been named as defendants in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with research coverage of certain issuers and seeking compensatory damages. In one such action, relating to coverage of RSL Communications, Inc. commenced on July 15, 2003, GS&Co.’s motion to dismiss the complaint was denied. The district court granted the plaintiffs’ motion for class certification and the U.S. Court of Appeals for the Second Circuit, by an order dated January 26, 2007, vacated the district court’s class certification and remanded for reconsideration.

GS&Co. is also a defendant in several actions relating to research coverage of Exodus Communications, Inc. that commenced beginning in May 2003. The actions were consolidated, Goldman, Sachs & Co.’s motion to dismiss was granted with leave to replead, and plaintiff filed a second amended complaint. The defendants’ motion to dismiss the second amended complaint was granted by order dated December 4, 2007, and plaintiff’s motion for reconsideration was denied by order dated June 3, 2008. Plaintiff appealed the dismissal, and while the appeal was pending, the parties entered into a settlement agreement on a non-class basis, disposing of the case.

A purported shareholder derivative action was filed in New York Supreme Court, New York County on June 13, 2003 against Group Inc. and its board of directors, which, as amended on March 3, 2004 and June 14, 2005, alleges that the directors breached their fiduciary duties in connection with the firm’s research as well as the firm’s IPO allocations practices.

Group Inc., GS&Co. and Henry M. Paulson, Jr., the former Chairman and Chief Executive Officer of Group Inc., have been named as defendants in a purported class action filed originally on July 18, 2003 in the U.S. District Court for the District of Nevada on behalf of purchasers of Group Inc. stock from July 1, 1999 through May 7, 2002. The complaint alleges that defendants breached their fiduciary duties and violated the federal securities laws in connection with the firm’s research activities. The complaint seeks, among other things, unspecified compensatory damages and/or rescission. The action was transferred on consent to the U.S. District Court for the Southern District of New York, and the district court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed a second amended complaint, and defendants filed a motion to dismiss. In a decision dated September 29, 2006, the federal district court granted Mr. Paulson’s motion to dismiss with leave to replead but otherwise denied the motion. Plaintiffs’ motion for class certification was granted by a decision dated September 15, 2008, and on September 26, 2008, the Goldman Sachs defendants filed a petition in the U.S. Court of Appeals for the Second Circuit seeking review of the certification ruling.

Group Inc. and its affiliates, together with other financial services firms, have received requests for information from various governmental agencies and self-regulatory organizations in connection with their review of research independence issues. Goldman Sachs has cooperated with these requests. See “Business — Regulation — Regulations Applicable in and Outside the United States” in Part I, Item 1 of our Annual Report on Form 10-K for a discussion of our global research settlement.

Enron Litigation Matters

Goldman Sachs affiliates are defendants in certain actions relating to Enron Corp., which filed for protection under the U.S. bankruptcy laws on December 2, 2001.

GS&Co. and co-managing underwriters have been named as defendants in certain purported securities class and individual actions commenced beginning on December 14, 2001 in the U.S. District Court for the Southern District of Texas and California Superior Court brought by purchasers of $255,875,000, (including over-allotments) of Exchangeable Notes of Enron Corp. in August 1999. The notes were mandatorily exchangeable in 2002 into shares of Enron Oil & Gas Company held by Enron Corp. or their cash equivalent. The complaints also name as defendants Group Inc. as well as certain past and present officers and directors of Enron Corp. and the company’s outside accounting firm. The complaints generally allege violations of the disclosure requirements of the federal securities laws and/or state law, and seek compensatory damages. GS&Co. underwrote $127,937,500 (including over-allotments) principal amount of the notes. Group Inc. and GS&Co. moved to dismiss the class action complaint in the Texas federal court and the motion was granted as to Group Inc. but denied as to GS&Co. One of the plaintiffs has moved for class certification. GS&Co. has moved for judgment on the pleadings against all plaintiffs. On October 18, 2007, the parties reached a settlement agreement in principle pursuant to which GS&Co. has contributed $11.5 million to a settlement fund, subject to definitive documentation and court approval. Plaintiffs in various consolidated actions relating to Enron entered into a settlement with Banc of America Securities LLC on July 2, 2004 and with Citigroup, Inc. on June 10, 2005, including with respect to claims relating to the Exchangeable Notes offering, as to which affiliates of those settling defendants were two of the three underwriters (together with GS&Co.).

Several funds which allegedly sustained investment losses of approximately $125 million in connection with secondary market purchases of the Exchangeable Notes as well as Zero Coupon Convertible Notes of Enron Corp. commenced an action in the U.S. District Court for the Southern District of New York on January 16, 2002. As amended, the lawsuit names as defendants the underwriters of the August 1999 offering and the company’s outside accounting firm, and alleges violations of the disclosure requirements of the federal securities laws, fraud and misrepresentation. The Judicial Panel on Multidistrict Litigation has transferred that action to the Texas federal district court for purposes of coordinated or consolidated pretrial proceedings with other matters relating to Enron Corp. GS&Co. moved to dismiss the complaint and the motion was granted in part and denied in part. The district court granted the funds’ motion for leave to file a second amended complaint on January 22, 2007.

GS&Co. is among numerous defendants in two substantively identical actions filed by Enron Corp.’s bankruptcy trustee in the U.S. Bankruptcy Court for the Southern District of New York beginning in November 2003 seeking to recover as fraudulent transfers and/or preferences payments made by Enron Corp. in repurchasing its commercial paper shortly before its bankruptcy filing. GS&Co., which had acted as a commercial paper dealer for Enron Corp., resold to Enron Corp. approximately $30 million of commercial paper as principal, and as an agent facilitated Enron Corp.’s repurchase of approximately $340 million additional commercial paper from various customers who have also been named as defendants. The bankruptcy court denied GS&Co.’s motion to dismiss as well as similar motions by other defendants. On August 1, 2005, various defendants including GS&Co. petitioned to have the denial of their motion to dismiss reviewed by the U.S. District Court for the Southern District of New York. On March 10, 2008, the district court denied GS&Co.’s motion to remove the standing reference at the present time. On April 29, 2008, GS&Co. moved for summary judgment. On January 6, 2009, GS&Co. entered into a settlement with the trustee pursuant to which it will pay $6.95 million in exchange for a release and a bar order against any third party claims. The settlement was approved by the bankruptcy court on January 21, 2009.

Exodus Securities Litigation

By an amended complaint dated July 11, 2002, GS&Co. and the other lead underwriters for the February 2001 offering of 13,000,000 shares of common stock and $575,000,000 of 5 1/4% convertible subordinated notes of Exodus Communications, Inc. were added as defendants in a purported class action pending in the U.S. District Court for the Northern District of California. The complaint, which also names as defendants certain officers and directors of Exodus Communications, Inc., alleged violations of the disclosure requirements of the federal securities laws and seeks compensatory damages. The parties entered into a settlement agreement, with the underwriter defendants contributing $1 million toward a settlement fund. The settlement was approved by the district court on October 31, 2008 and has become final.

Montana Power Litigation

GS&Co. and Group Inc. have been named as defendants in a purported class action commenced originally on October 1, 2001 in Montana District Court, Second Judicial District on behalf of former shareholders of Montana Power Company. The complaint generally alleges that Montana Power Company violated Montana law by failing to procure shareholder approval of certain corporate strategies and transactions, that the company’s board breached its fiduciary duties in pursuing those strategies and transactions, and that GS&Co. aided and abetted the board’s breaches and rendered negligent advice in its role as financial advisor to the company. The complaint seeks, among other things, compensatory damages. In addition to GS&Co. and Group Inc., the defendants include Montana Power Company, certain of its officers and directors, an outside law firm for the Montana Power Company, and certain companies that purchased assets from Montana Power Company and its affiliates. The Montana state court denied the Goldman Sachs defendants’ motions to dismiss. Following the bankruptcies of certain defendants in the action, defendants removed the action to federal court, the U.S. District Court for the District of Montana, Butte Division.

On October 26, 2004, a creditors committee of Touch America Holdings, Inc. brought an action against GS&Co., Group Inc., and a former outside law firm for Montana Power Company in Montana District Court, Second Judicial District. The complaint asserts that Touch America Holdings, Inc. is the successor to Montana Power Corporation and alleges substantially the same claims as in the purported class action. Defendants removed the action to federal court. Defendants moved to dismiss the complaint, but the motion was denied by a decision dated June 10, 2005.

Adelphia Communications Fraudulent Conveyance Litigation

GS&Co. is among numerous entities named as defendants in two adversary proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. Those proceedings have now been consolidated in a single amended complaint filed by the Adelphia Recovery Trust on October 31, 2007. The complaint seeks, among other things, to recover, as fraudulent conveyances, payments made allegedly by Adelphia Communications, Inc. and its affiliates to certain brokerage firms, including approximately $62.9 million allegedly paid to GS&Co., in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc. GS&Co. moved to dismiss the claim related to such margin payments on December 21, 2007.

Specialist Matters

Spear, Leeds & Kellogg Specialists LLC (SLKS) and certain affiliates have received requests for information from various governmental agencies and self-regulatory organizations as part of an industry-wide investigation relating to activities of floor specialists in recent years. Goldman Sachs has cooperated with the requests.

On March 30, 2004, certain specialist firms on the NYSE, including SLKS, without admitting or denying the allegations, entered into a final global settlement with the SEC and the NYSE covering certain activities during the years 1999 through 2003. The SLKS settlement involves, among other things, (i) findings by the SEC and the NYSE that SLKS violated certain federal securities laws and NYSE rules, and in some cases failed to supervise certain individual specialists, in connection with trades that allegedly disadvantaged customer orders, (ii) a cease and desist order against SLKS, (iii) a censure of SLKS, (iv) SLKS’ agreement to pay an aggregate of $45.3 million in disgorgement and a penalty to be used to compensate customers, (v) certain undertakings with respect to SLKS’ systems and procedures, and (v) SLKS’ retention of an independent consultant to review and evaluate certain of SLKS’ compliance systems, policies and procedures. Comparable findings were made and sanctions imposed in the settlements with other specialist firms. The settlement did not resolve the related private civil actions against SLKS and other firms or regulatory investigations involving individuals or conduct on other exchanges.

SLKS, Spear, Leeds & Kellogg, L.P. and Group Inc. are among numerous defendants named in purported class actions brought beginning in October 2003 on behalf of investors in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws and state common law in connection with NYSE floor specialist activities. The actions seek unspecified compensatory damages, restitution and disgorgement on behalf of purchasers and sellers of unspecified securities between October 17, 1998 and October 15, 2003. Plaintiffs filed a consolidated amended complaint on September 16, 2004. The defendants’ motion to dismiss the amended complaint was granted in part and denied in part by a decision dated December 13, 2005. On June 28, 2007, plaintiffs filed a motion seeking to certify a class.

Treasury Matters

On September 4, 2003, the SEC announced that GS&Co. had settled an administrative proceeding arising from certain trading in U.S. Treasury bonds over an approximately eight-minute period after GS&Co. received an October 31, 2001 telephone call from a Washington, D.C.-based political consultant concerning a forthcoming Treasury refunding announcement. Without admitting or denying the allegations, GS&Co. consented to the entry of an order that, among other things, (i) censured GS&Co.; (ii) directed GS&Co. to cease and desist from committing or causing any violations of Sections 15(c)(1)(A) and (C) and 15(f) of, and Rule 15c1-2 under, the Exchange Act; (iii) ordered GS&Co. to pay disgorgement and prejudgment interest in the amount of $1,742,642, and a civil monetary penalty of $5 million; and (iv) directed GS&Co. to conduct a review of its policies and procedures and adopt, implement and maintain policies and procedures consistent with the order and that review. GS&Co. also undertook to pay $2,562,740 in disgorgement and interest relating to certain trading in U.S. Treasury bond futures during the same eight-minute period.

GS&Co. has been named as a defendant in a purported class action filed on March 10, 2004 in the U.S. District Court for the Northern District of Illinois on behalf of holders of short positions in 30-year U.S. Treasury futures and options on the morning of October 31, 2001. The complaint alleges that the firm purchased 30-year bonds and futures prior to the Treasury’s refunding announcement that morning based on non-public information about that announcement, and that such purchases increased the costs of covering such short positions. The complaint also names as defendants the Washington, D.C.-based political consultant who allegedly was the source of the information, a former GS&Co. economist who allegedly received the information, and another company and one of its employees who also allegedly received and traded on the information prior to its public announcement. The complaint alleges violations of the federal commodities and antitrust laws, as well as Illinois statutory and common law, and seeks, among other things, unspecified damages including treble damages under the antitrust laws. The district court dismissed the antitrust and Illinois state law claims but permitted the federal commodities law claims to proceed. Plaintiff’s motion for class certification was denied by a decision dated August 22, 2008. GS&Co. moved for summary judgment, and by a decision dated July 30, 2008, the district court granted the motion insofar as the remaining claim relates to the trading of treasury bonds, but denied the motion without prejudice to the extent the claim relates to trading of treasury futures.

Mutual Fund Matters

GS&Co. and certain mutual fund affiliates have received subpoenas and requests for information from various governmental agencies and self-regulatory organizations including the SEC as part of the industry-wide investigation relating to the practices of mutual funds and their customers. GS&Co. and its affiliates have cooperated with such requests.

Refco Securities Litigation

GS&Co. and the other lead underwriters for the August 2005 initial public offering of 26,500,000 shares of common stock of Refco Inc. are among the defendants in various putative class actions filed in the U.S. District Court for the Southern District of New York beginning in October 2005 by investors in Refco Inc. in response to certain publicly reported events that culminated in the October 17, 2005 filing by Refco Inc. and certain affiliates for protection under U.S. bankruptcy laws. The actions, which have been consolidated, allege violations of the disclosure requirements of the federal securities laws and seek compensatory damages. In addition to the underwriters, the consolidated complaint names as defendants Refco Inc. and certain of its affiliates, certain officers and directors of Refco Inc., Thomas H. Lee Partners, L.P. (which held a majority of Refco Inc.’s equity through certain funds it manages), Grant Thornton (Refco Inc.’s outside auditor), and BAWAG P.S.K. Bank fur Arbeit und Wirtschaft und Osterreichische Postsparkasse Aktiengesellschaft (BAWAG). Lead plaintiffs entered into a settlement with BAWAG, which was approved following certain amendments on June 29, 2007. GS&Co. underwrote 5,639,200 shares of common stock at a price of $22 per share for a total offering price of approximately $124 million.

A purported shareholder derivative action was filed in the U.S. District Court for the Southern District of New York on November 2, 2005 on behalf of Group Inc. against certain of its officers and directors. The complaint alleges that the individual defendants breached their fiduciary duties by failing to ensure that adequate due diligence was conducted in connection with the Refco Inc. initial public offering. The parties subsequently stipulated to the action’s dismissal, and the action was dismissed by the district court by order dated January 7, 2009.

GS&Co. has, together with other underwriters of the Refco Inc. initial public offering, received requests for information from various governmental agencies and self-regulatory organizations. GS&Co. is cooperating with those requests.

Short-Selling Litigation

Group Inc., GS&Co. and Goldman Sachs Execution & Clearing, L.P. are among the numerous financial services firms that have been named as defendants in a purported class action filed on April 12, 2006 in the U.S. District Court for the Southern District of New York by customers who engaged in short-selling transactions in equity securities since April 12, 2000. The amended complaint generally alleges that the customers were charged fees in connection with the short sales but that the applicable securities were not necessarily borrowed to effect delivery, resulting in failed deliveries, and that the defendants conspired to set a minimum threshold borrowing rate for securities designated as hard to borrow. The complaint asserts a claim under the federal antitrust laws, as well as claims under the New York Business Law and common law, and seeks treble damages as well as injunctive relief. Defendants’ motion to dismiss the complaint was granted by a decision dated December 20, 2007. On January 18, 2008, plaintiffs appealed from this decision.

Fannie Mae Litigation

GS&Co. was added as a defendant in an amended complaint filed on August 14, 2006 in a purported class action pending in the U.S. District Court for the District of Columbia. The complaint asserts violations of the federal securities laws generally arising from allegations concerning Fannie Mae’s accounting practices in connection with certain Fannie Mae-sponsored REMIC transactions that were allegedly arranged by GS&Co. The other defendants include Fannie Mae, certain of its past and present officers and directors, and accountants. By a decision dated May 8, 2007, the district court granted GS&Co.’s motion to dismiss the claim against it. The time for an appeal will not begin to run until disposition of the claims against other defendants.

Beginning in September 2006, Group Inc. and/or GS&Co. were added named as defendants in four Fannie Mae shareholder derivative actions in the U.S. District Court for the District of Columbia. The complaints generally allege that the Goldman Sachs defendants aided and abetted a breach of fiduciary duty by Fannie Mae’s directors and officers in connection with certain Fannie Mae-sponsored REMIC transactions and one of the complaints also asserts a breach of contract claim. The complaints also name as defendants certain former officers and directors of Fannie Mae as well as an outside accounting firm. The complaints seek, inter alia, unspecified damages. The Goldman Sachs defendants were dismissed without prejudice from the first filed of these actions, and the remaining claims in that action were dismissed for failure to make a demand on Fannie Mae’s board of directors. That dismissal has been affirmed on appeal. The remaining three actions have been stayed by the district court.

General American Litigation

On February 13, 2007, the liquidators of General American Mutual Holding Corporation filed a complaint in Missouri Circuit Court against one of the company’s former officers to assert claims against Group Inc. and GS&Co. The amended complaint asserted that the Goldman Sachs defendants breached certain duties and violated Missouri law in the course of acting as the company’s financial advisor during 1998-1999 in connection with the exploration of a potential demutualization and initial public offering, and the ensuing sale of certain company assets. The complaint sought compensatory and punitive damages. The parties settled the action, with the Goldman Sachs defendants paying $99.975 million. The settlement was approved by order dated November 6, 2008.

Executive Compensation Litigation

On March 16, 2007, Group Inc., its board of directors, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York challenging the sufficiency of the firm’s February 21, 2007 Proxy Statement and the compensation of certain employees. The complaint generally alleges that the Proxy Statement undervalues stock option awards disclosed therein, that the recipients received excessive awards because the proper methodology was not followed, and that the firm’s senior management received excessive compensation, constituting corporate waste. The complaint seeks, among other things, an injunction against the 2007 Annual Meeting of Shareholders, the voiding of any election of directors in the absence of an injunction and an equitable accounting for the allegedly excessive compensation. On July 20, 2007, defendants moved to dismiss the complaint, the motion was granted by an order dated December 18, 2008 and plaintiff appealed on January 13, 2009.

On January 17, 2008, Group Inc., its board of directors, executive officers and members of its management committee were named as defendants in a related purported shareholder derivative action brought by the same plaintiff in the same court predicting that the firm’s 2008 Proxy Statement will violate the federal securities laws by undervaluing certain stock option awards and alleging that senior management received excessive compensation for 2007. The complaint seeks, among other things, an injunction against the distribution of the 2008 Proxy Statement, the voiding of any election of directors in the absence of an injunction and an equitable accounting for the allegedly excessive compensation. On January 25, 2008, the plaintiff moved for a preliminary injunction to prevent the 2008 Proxy Statement from using options valuations that the plaintiff alleges are incorrect and to require the amendment of SEC Form 4s filed by certain of the executive officers named in the complaint to reflect the stock option valuations alleged by the plaintiff. Plaintiff’s motion for a preliminary injunction was denied by order dated February 14, 2008, plaintiff appealed and twice moved to expedite the appeal, with the motions being denied by orders dated February 29, 2008 and April 3, 2008.

Mortgage-Related Matters

GS&Co. and certain of its affiliates, together with other financial services firms, have received requests for information from various governmental agencies and self-regulatory organizations relating to subprime mortgages, and securitizations, collateralized debt obligations and synthetic products related to subprime mortgages. GS&Co. and its affiliates are cooperating with the requests.

GS&Co., along with numerous other financial institutions, is a defendant in an action brought by the City of Cleveland alleging that the defendants’ activities in connection with securitizations of subprime mortgages created a “public nuisance” in Cleveland. The action is pending in the U.S. District Court for the Northern District of Ohio, and the complaint seeks, among other things, unspecified compensatory damages. Defendants moved to dismiss on November 24, 2008.

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. are among the defendants in a purported class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts in 2007 and underwritten by GS&Co. The other defendants include the various issuer trusts that issued the securities as well as certain officers and directors of certain of the entity defendants. The complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws. The complaint asserts claims against the issuer trusts and GS&Co. under Section 11 of the U.S. Securities Act of 1933 (Securities Act), and a related “controlling person” claim against the other defendants under Section 15 of the Securities Act, and seeks unspecified compensatory damages and rescission or recessionary damages.

Auction Products Matters

On August 21, 2008, GS&Co. entered into a settlement in principle with the Office of Attorney General of the State of New York and the Illinois Securities Department (on behalf of the North American Securities Administrators Association) regarding auction rate securities. Under the agreement, Goldman Sachs agreed, among other things, (i) to offer to repurchase at par the outstanding auction rate securities that its private wealth management clients purchased through the firm prior to February 11, 2008, with the exception of those auction rate securities where auctions are clearing, (ii) to continue to work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors, and (iii) to pay a $22.5 million fine. The settlement, which is subject to definitive documentation and approval by the various states, does not resolve any potential regulatory action by the SEC.

On August 28, 2008, a putative shareholder derivative action was filed in the U.S. District Court for the Southern District of New York naming as defendants Group Inc., its board of directors, and certain senior officers. The complaint alleges generally that the board breached its fiduciary duties and committed mismanagement in connection with its oversight of auction rate securities marketing and trading operations, that certain individual defendants engaged in insider selling by selling shares of Group Inc., and that the firm’s public filings were false and misleading in violation of the federal securities laws by failing to accurately disclose the alleged practices involving auction rate securities. The complaint seeks damages, injunctive and declaratory relief, restitution, and an order requiring the firm to adopt corporate reforms. Defendants moved to dismiss on January 23, 2009.

On September 4, 2008, Group Inc. was named as a defendant, together with numerous other financial services firms, in two complaints filed in the U.S. District Court for the Southern District of New York alleging that the defendants engaged in a conspiracy to manipulate the auction securities market in violation of federal antitrust laws. The actions were filed, respectively, on behalf of putative classes of issuers of and investors in auction rate securities and seek, among other things, treble damages. Defendants moved to dismiss on January 15, 2009.

Private Equity-Sponsored Acquisitions Litigation

Group Inc. and “GS Capital Partners” are among numerous private equity firms and investment banks named as defendants in a federal antitrust action filed in the U.S. District Court for the District of Massachusetts in December 2007. As amended, the complaint generally alleges that the defendants have colluded to limit competition in bidding for private equity-sponsored acquisitions of public companies, thereby resulting in lower prevailing bids and, by extension, less consideration for shareholders of those companies in violation of Section 1 of the U.S. Sherman Antitrust Act and common law. Defendants moved to dismiss on August 27, 2008. By an order dated November 19, 2008, the district court dismissed claims relating to certain transactions that were the subject of releases as part of the settlement of shareholder actions challenging such transactions, and by an order dated December 15, 2008 otherwise denied the motion to dismiss.

Washington Mutual Securities Litigation

GS&Co. is among numerous underwriters named as defendants in a putative securities class action amended complaint filed on August 5, 2008 in the U.S. District Court for the Western District of Washington. As to the underwriters, plaintiffs allege that the offering documents in connection with various securities offerings by Washington Mutual, Inc. failed to describe accurately the company’s exposure to mortgage-related activities in violation of the disclosure requirements of the federal securities laws. The defendants include past and present directors and officers of Washington Mutual, the company’s former outside auditors, and numerous underwriters. The underwriter defendants moved to dismiss on December 8, 2008. GS&Co. underwrote $788,500,000 principal amount of securities in the offerings at issue.

On September 25, 2008, the FDIC took over the primary banking operations of Washington Mutual, Inc. and then sold them. On September 27, 2008, Washington Mutual, Inc. filed for Chapter 11 bankruptcy in the U.S. bankruptcy court in Delaware.

Britannia Bulk Securities Litigation

GS&Co. is among the underwriters named as defendants in numerous putative securities class actions filed beginning on November 6, 2008 in the U.S. District Court for the Southern District of New York arising from the June 17, 2008 $125 million initial public offering of common stock of Britannia Bulk Holdings, Inc. The complaints name as defendants the company, certain of its directors and officers, and the underwriters for the offering. Plaintiffs allege that the offering materials violated the disclosure requirements of the federal securities laws and seek compensatory damages. Defendants have yet to respond.

GS&Co. underwrote 3.75 million shares of common stock for a total offering price of $56.25 million. The principal operating subsidiary of Britannia Bulk Holdings, Inc. is subject to an insolvency proceeding in the U.K. courts.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended November 28, 2008.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.

Set forth below are the name, age, present title, principal occupation and certain biographical information as of January 26, 2009 for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 54

Mr. Blankfein has been our Chairman and Chief Executive Officer since June 2006, and a director since April 2003. Previously, he had been our President and Chief Operating Officer since January 2004. Prior to that, from April 2002 until January 2004, he was a Vice Chairman of Goldman Sachs, with management responsibility for Goldman Sachs’ Fixed Income, Currency and Commodities Division (FICC) and Equities Division (Equities). Prior to becoming a Vice Chairman, he had served as co-head of FICC since its formation in 1997. From 1994 to 1997, he headed or co-headed the Currency and Commodities Division. Mr. Blankfein is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of the Harvard University Committee on University Resources, the Advisory Board of the Tsinghua University School of Economics and Management and the Governing Board of the Indian School of Business, an overseer of the Weill Medical College of Cornell University, and a director of the Partnership for New York City and Catalyst.

Alan M. Cohen, 58

Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004. From 1991 until January 2004, he was a partner in the law firm of O’Melveny & Myers LLP. He is affiliated with certain non-profit organizations, including as a board member of the New York Stem Cell Foundation.

Gary D. Cohn, 48

Mr. Cohn has been our President and Co-Chief Operating Officer and a director since June 2006. Previously, he had been the co-head of Goldman Sachs’ global securities businesses since January 2004. He also had been the co-head of Equities since 2003 and the co-head of FICC since September 2002. From March 2002 to September 2002, he served as co-chief operating officer of FICC. Prior to that, beginning in 1999, Mr. Cohn managed the FICC macro businesses. From 1996 to 1999, he was the global head of Goldman Sachs’ commodities business. Mr. Cohn is not on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a trustee of the Gilmour Academy, the NYU Child Study Center, the NYU Hospital, the NYU Medical School, the Harlem Children’s Zone and American University.

J. Michael Evans, 51

Mr. Evans has been a Vice Chairman of Goldman Sachs since February 2008 and chairman of Goldman Sachs Asia since 2004. Prior to becoming a Vice Chairman, he had served as global co-head of Goldman Sachs’ securities business since 2003. Previously, he had been co-head of the Equities Division since 2001. Mr. Evans is a board member of CASPER (Center for Advancement of Standards-based Physical Education Reform). He also serves as a trustee of the Bendheim Center for Finance at Princeton University.

Gregory K. Palm, 60

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and head or co-head of the Legal Department since May 1992.

Michael S. Sherwood, 43

Mr. Sherwood has been a Vice Chairman of Goldman Sachs since February 2008 and co-chief executive officer of Goldman Sachs International since 2005. Prior to becoming a Vice Chairman, he had served as global co-head of Goldman Sachs’ securities business since 2003. Prior to that, he had been head of the Fixed Income, Currency and Commodities Division in Europe since 2001.

Esta E. Stecher, 51

Ms. Stecher has been an Executive Vice President of Goldman Sachs and our General Counsel and co-head of the Legal Department since December 2000. From 1994 to 2000, she was head of the firm’s Tax Department, over which she continues to have senior oversight responsibility. She is also a trustee of Columbia University.

David A. Viniar, 53

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

John S. Weinberg, 51

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

Jon Winkelried, 49

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

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during fiscal 2007 and 2008 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of our Annual Report on Form 10-K. As of January 16, 2009, there were 9,909 holders of record of our common stock.

During fiscal 2008 and 2007, dividends of $0.35 per share of common stock were declared on December 11, 2007, March 12, 2008, June 13, 2007, September 19, 2007, December 17, 2007, March 17, 2008, June 16, 2008 and September 15, 2008. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by our board of directors.

The declaration of dividends by Goldman Sachs is subject to the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our board of directors may deem relevant. See “Business — Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to shareholders of Group Inc.

Prior to October 28, 2011, unless we have redeemed all the preferred stock issued to the U.S. Treasury on October 28, 2008 or unless the U.S. Treasury has transferred all the preferred stock to a third party, the consent of the U.S. Treasury will be required for us to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than $0.35 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of common stock and (iii) dividends or distributions of rights or junior stock in connection with a stockholders’ rights plan.

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of our fiscal year ended November 28, 2008.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (2)	Programs (2)
Month #1 (August 30, 2008 to September 26, 2008)	—	—	—	60,859,203
Month #2 (September 27, 2008 to October 31, 2008)	2,025	$121.35	2,025	60,857,178
Month #3 (November 1, 2008 to November 28, 2008)	4,700	$53.31	4,700	60,852,478

Total (1)	6,725	$73.80	6,725

(1)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through and including the date of the earnings release for such quarter.

(2)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. Prior to October 28, 2011, unless we have redeemed all the preferred stock issued to the U.S. Treasury on October 28, 2008 or unless the U.S. Treasury has transferred all the preferred stock to a third party, the consent of the U.S. Treasury will be required for us to repurchase our common stock in an aggregate amount greater than the increase in the number of diluted shares outstanding (as reported in our Quarterly Report on Form 10-Q for the three months ended August 29, 2008) resulting from the grant, vesting or exercise of equity-based compensation to employees and equitably adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction.

The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock, in each case subject to the limit imposed under the U.S. Treasury’s TARP Capital Purchase Program. The total remaining authorization under the repurchase program was 60,852,478 shares as of January 16, 2009; the repurchase program has no set expiration or termination date.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of our Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The Selected Financial Data table is set forth under Part II, Item 8 of our Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Goldman Sachs Group, Inc. (Group Inc.) is a bank holding company and a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals.

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

Unless specifically stated otherwise, all references to 2008, 2007 and 2006 refer to our fiscal years ended, or the dates, as the context requires, November 28, 2008, November 30, 2007 and November 24, 2006, respectively, and any reference to a future year refers to a fiscal year ending on the last Friday in November of that year.

On December 15, 2008, the Board of Directors of Group Inc. (Board) approved a change in our fiscal year-end from the last Friday of November to the last Friday of December. The change is effective for our 2009 fiscal year. The firm’s 2009 fiscal year began December 27, 2008 and will end December 25, 2009, resulting in a one-month transition period that began November 29, 2008 and ended December 26, 2008.

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean Group Inc., a Delaware corporation, and its consolidated subsidiaries. References herein to our Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended November 28, 2008.

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. banking regulation, and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those discussed below under “— Certain Risk Factors That May Affect Our Businesses” as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K and “Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of our Annual Report on Form 10-K.

Executive Overview

Our diluted earnings per common share were $4.47 for 2008, compared with $24.73 for 2007. Return on average tangible common shareholders’ equity (1) was 5.5% and return on average common shareholders’ equity was 4.9% for 2008. As of November 2008, book value per common share was $98.68, an increase of 9.1% compared with the end of 2007, and our Tier 1 Ratio (2) was 15.6%. During the fourth quarter of 2008, we raised $20.75 billion in equity, comprised of a $5.75 billion public common stock sale, a $5 billion preferred stock and warrant issuance to Berkshire Hathaway Inc. and certain affiliates and a $10 billion preferred stock and warrant issuance under the U.S. Department of the Treasury’s (U.S. Treasury) TARP Capital Purchase Program. Total assets were $885 billion at the end of the year, a decrease of 21% compared with the end of 2007. During the fourth quarter of 2008, the firm became a bank holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

Our results for 2008 reflected a particularly difficult operating environment, including significant asset price declines, high levels of volatility and reduced levels of liquidity, particularly in the fourth quarter. In addition, credit markets experienced significant dislocation between prices for cash instruments and the related derivative contracts and between credit indices and underlying single names. Net revenues in Trading and Principal Investments were significantly lower compared with 2007, reflecting significant declines in Fixed Income, Currency and Commodities (FICC), Principal Investments and Equities. The decrease in FICC primarily reflected losses in credit products, which included a loss of approximately $3.1 billion (net of hedges) related to non-investment-grade credit origination activities and losses from investments, including corporate debt and private and public equities. Results in mortgages included net losses of approximately $1.7 billion on residential mortgage loans and securities and approximately $1.4 billion on commercial mortgage loans and securities. Interest rate products, currencies and commodities each produced particularly strong results and net revenues were higher compared with 2007. During 2008, although client-driven activity was generally solid, FICC operated in a challenging environment characterized by broad-based declines in asset values, wider mortgage and corporate credit spreads, reduced levels of liquidity and broad-based investor deleveraging, particularly in the second half of the year. The decline in Principal Investments primarily reflected net losses of $2.53 billion from corporate principal investments and $949 million from real estate principal investments, as well as a $446 million loss from our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC). In Equities, the decrease compared with particularly strong net revenues in 2007 reflected losses in principal strategies, partially offset by higher net revenues in our client franchise businesses. Commissions were particularly strong and were higher than 2007. During 2008, Equities operated in an environment characterized by a significant decline in global equity prices, broad-based investor deleveraging and very high levels of volatility, particularly in the second half of the year.

(1)	Return on average tangible common shareholders’ equity (ROTE) is computed by dividing net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROTE.

(2)	Before we became a bank holding company, we were subject to capital guidelines as a Consolidated Supervised Entity (CSE) that were generally consistent with those set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). We currently compute and report our consolidated capital ratios in accordance with the Basel II requirements, as applicable to us when we were regulated as a CSE, for the purpose of assessing the adequacy of our capital. Under the Basel II framework as it applied to us when we were regulated as a CSE, our Tier 1 Ratio equals Tier 1 Capital divided by Total Risk-Weighted Assets (RWAs). We are currently working with the Federal Reserve Board to put in place the appropriate reporting and compliance mechanisms and methodologies to allow reporting of the Basel I capital ratios as of the end of March 2009. See “— Equity Capital” below for a further discussion of our Tier 1 Ratio.

Net revenues in Investment Banking also declined significantly compared with 2007, reflecting significantly lower net revenues in both Financial Advisory and Underwriting. In Financial Advisory, the decrease compared with particularly strong net revenues in 2007 reflected a decline in industry-wide completed mergers and acquisitions. The decrease in Underwriting primarily reflected significantly lower net revenues in debt underwriting, primarily due to a decline in leveraged finance and mortgage-related activity, reflecting difficult market conditions. Net revenues in equity underwriting were slightly lower compared with 2007, reflecting a decrease in industry-wide equity and equity-related offerings. Our investment banking transaction backlog at the end of 2008 was significantly lower than it was at the end of 2007. (3)

Net revenues in Asset Management and Securities Services increased compared with 2007. Securities Services net revenues were higher, reflecting the impact of changes in the composition of securities lending customer balances, as well as higher total average customer balances. Asset Management net revenues increased slightly compared with 2007. During the year, assets under management decreased $89 billion to $779 billion, due to $123 billion of market depreciation, primarily in equity assets, partially offset by $34 billion of net inflows.

Given the difficult market conditions, and in particular, the challenging liquidity and funding environment during 2008, we focused on reducing concentrated risk positions, including our exposure to leveraged loans and real estate-related loans. We believe that the strength of our capital position will enable us to take advantage of market opportunities as they arise in 2009.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “— Certain Risk Factors That May Affect Our Businesses” below as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

(3) Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment

Our financial performance is highly dependent on the environment in which our businesses operate. During the first half of 2008, global economic growth slowed as the U.S. entered a recession. Despite the weakness in the U.S. and other major economies, growth in most emerging markets remained solid, which contributed to a dramatic increase in commodity prices as well as increased inflation. However, during the second half of 2008, the downturn in global economic growth became broad-based, which coincided with significant weakness and sharply reduced liquidity across global financial markets. For a further discussion of how market conditions affect our businesses, see “— Certain Risk Factors That May Affect Our Businesses” below as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. A further discussion of the business environment in 2008 is set forth below.

Global.  Growth in the global economy weakened substantially over the course of 2008, particularly in the major economies. Economic growth in emerging markets also generally declined in 2008, but remained high relative to the major economies. Fixed income and equity markets experienced high levels of volatility, broad-based declines in asset prices and reduced levels of liquidity, particularly during the fourth quarter of our fiscal year. In addition, mortgage and corporate credit spreads widened and credit markets experienced significant dislocation between prices for cash instruments and the related derivative contracts and between credit indices and underlying single names. The U.S. Federal Reserve lowered its federal funds target rate over the course of our fiscal year, while central banks in the Eurozone, United Kingdom, Japan and China also lowered interest rates towards the end of the year. Oil prices exhibited significant volatility during our fiscal year, rising to over $140 per barrel in July before declining to under $60 per barrel by the end of our fiscal year. In currency markets, the U.S. dollar initially weakened against most major currencies, particularly against the Euro, but subsequently recovered as the pace of decline in global economic growth began to accelerate in the second half of the year. Investment banking activity was generally subdued during our fiscal year, reflecting a significant decline in industry-wide announced and completed mergers and acquisitions and equity and equity-related offerings compared with 2007.

United States.  Real gross domestic product growth in the U.S. economy slowed to an estimated 1.2% in calendar year 2008, down from 2.0% in 2007. The economy entered a recession near the beginning of our fiscal year, with the downturn intensifying in our fourth quarter. Much of the slowdown was attributable to weakness in credit markets brought on by the contraction in the housing market and the associated increase in mortgage delinquencies and defaults. Growth in industrial production slowed from 2007 levels, reflecting reduced growth in domestic demand and exports. Both business and consumer confidence declined over the course of the year. Growth in consumer expenditure was supported in the first half of the year by the federal government’s stimulus package but declined thereafter, as the housing market continued to weaken and the rate of unemployment rose significantly. The rate of inflation increased during the first half of our fiscal year, as energy and food prices increased significantly, but declined sharply towards the end of the year. Measures of core inflation, which remained elevated in the first half of the year, also declined towards the end of the year as the labor market continued to weaken and capacity utilization decreased. The U.S. Federal Reserve reduced its federal funds target rate by a total of 350 basis points to 1.00% during our fiscal year, its lowest level since 2003. U.S. regulatory agencies have also taken additional measures to address reduced levels of liquidity in credit markets and the U.S. Treasury took measures to strengthen the capital adequacy of financial institutions. The yield on the 10-year U.S. Treasury note declined by 104 basis points to 2.93% during our fiscal year. The Dow Jones Industrial Average, the S&P 500 Index and the NASDAQ Composite Index ended our fiscal year lower by 34%, 39% and 42%, respectively.

Europe.  Real gross domestic product growth in the Eurozone economies slowed to an estimated 0.8% in calendar year 2008, down from 2.6% in 2007. Growth in industrial production, fixed investment and consumer expenditure weakened throughout the year. In addition, surveys of business and consumer confidence declined. Although the labor market remained solid in the first half of the year, the unemployment rate began to increase in the second half of the year. The rate of inflation increased during the first three quarters of the year. In response to inflationary pressures, the European Central Bank (ECB) raised interest rates in July, increasing its main refinancing operations rate by 25 basis points to 4.25%. However, during the fourth quarter of our fiscal year, the ECB lowered its main refinancing operations rate by a total of 100 basis points to 3.25%, as financial markets and the outlook for growth weakened considerably and inflationary pressures appeared to decline. In the United Kingdom, real gross domestic product growth fell to an estimated 0.9% for calendar year 2008, down from 3.0% in 2007. The decline in growth accelerated in the second half of the year as credit market conditions deteriorated and the slowdown in the U.K. housing market intensified. The rate of inflation increased during the year, although inflationary pressures appeared to moderate in our fourth quarter. The Bank of England lowered its official bank rate over the course of our fiscal year by a total of 275 basis points to 3.00%. Long-term government bond yields in both the Eurozone and the U.K. ended our fiscal year lower. The Euro and British pound depreciated by 13% and 25%, respectively, against the U.S. dollar during our fiscal year. Major European equity markets ended our fiscal year significantly lower.

Asia.  In Japan, real gross domestic product decreased by an estimated 0.2% in calendar year 2008 compared with an increase of 2.4% in 2007. Measures of investment activity in the housing sector and growth in consumption declined during the year. Export growth remained solid in the first half of the year but deteriorated notably towards year-end as the environment outside of Japan worsened. The rate of inflation increased from the near-zero levels seen in recent years, but remained moderate. The Bank of Japan lowered its target overnight call rate by 20 basis points in October, bringing it to 0.30%, while the yield on 10-year Japanese government bonds declined by 23 basis points during our fiscal year. The yen appreciated by 14% against the U.S. dollar. The Nikkei 225 ended our fiscal year down 46%.

In China, real gross domestic product growth declined to an estimated 9.0% in calendar year 2008 from 13.0% in 2007. Export growth and industrial production decelerated rapidly toward the end of the year, while consumer spending softened but remained solid. Rising food prices contributed to a higher rate of inflation in the first half of the year but inflation fell sharply in the second half of the year. The People’s Bank of China raised its one-year benchmark lending rate by 18 basis points to 7.47% at the beginning of our fiscal year, but reduced the lending rate by 189 basis points during our fourth quarter and took additional measures to increase liquidity in the financial system. The Chinese government continued to allow the steady appreciation of its currency against the U.S. dollar in the first half of the year, after which the exchange rate remained broadly unchanged. Real gross domestic product growth in India slowed to an estimated 6.7% in calendar year 2008 from 9.0% in 2007. While export growth remained solid for most of the year, growth in consumer expenditure and fixed investment declined. The rate of wholesale inflation increased sharply in the first half of the year and then subsequently declined. The Indian rupee, along with other currencies in the region, generally depreciated against the U.S. dollar. Equity markets experienced substantial declines across the region, with the Shanghai Composite Index down 62%, and markets in Hong Kong, India and South Korea also ending the year significantly lower.

Other Markets.  Real gross domestic product growth in Brazil declined to an estimated 5.4% in calendar year 2008 from 5.7% in 2007. For most of the year, growth was supported by strong capital inflows, high demand for commodity exports, and strong domestic demand. Towards the end of the year, however, the economic outlook deteriorated, as the Brazilian currency depreciated against the U.S. dollar and commodity prices fell. In Russia, real gross domestic product growth declined to an estimated 6.2% in calendar year 2008 from 8.1% in 2007. Growth was supported by strong household consumption and increased capital investment, particularly in the first half of the year. However, in the fourth quarter, the pace of growth declined sharply, as capital outflows intensified and the Russian currency depreciated against the U.S. dollar. Brazilian and Russian equity prices ended our fiscal year significantly lower.

Certain Risk Factors That May Affect Our Businesses

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal and regulatory risks. For a discussion of how management seeks to manage some of these risks, see “— Risk Management” below. A summary of the more important factors that could affect our businesses follows below. For a further discussion of these and other important factors that could affect our businesses, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Market Conditions and Market Risk.  Our financial performance is highly dependent on the environment in which our businesses operate. Overall, during fiscal 2008, the business environment has been extremely adverse for many of our businesses and there can be no assurance that these conditions will improve in the near term.

A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth, transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, stable geopolitical conditions and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; outbreaks of hostilities or other geopolitical instability; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors. Our businesses and profitability have been and may continue to become adversely affected by market conditions in many ways, including the following:

•	Many of our businesses, such as our merchant banking businesses, our mortgages, leveraged loan and credit products businesses in our FICC segment, and our equity principal strategies business, have net “long” positions in debt securities, loans, derivatives, mortgages, equities (including private equity) and most other asset classes. In addition, many of our market-making and other businesses in which we act as a principal to facilitate our clients’ activities, including our specialist businesses, commit large amounts of capital to maintain trading positions in interest rate and credit products, as well as currencies, commodities and equities. Because nearly all of these investing and trading positions are marked-to-market on a daily basis, declines in asset values directly and immediately impact our earnings, unless we have effectively “hedged” our exposures to such declines. In certain circumstances (particularly in the case of leveraged loans and private equities or other securities that are not freely tradable or lack established and liquid trading markets), it may not be possible or economic to hedge such exposures and to the extent that we do so the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading markets for certain assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may increase our risk-weighted assets which requires us to maintain additional capital and increases our funding costs.

•	Our cost of obtaining long-term unsecured funding is directly related to our credit spreads. Credit spreads are influenced by market perceptions of our creditworthiness. Widening credit spreads, as well as significant declines in the availability of credit, have adversely affected our ability to borrow on a secured and unsecured basis and may continue to do so. We fund ourselves on an unsecured basis by issuing commercial paper, promissory notes and long-term debt, or by obtaining bank loans or lines of credit. We seek to finance many of our assets, including our less liquid assets, on a secured basis, including by entering into repurchase agreements. Disruptions in the credit markets make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and taking principal positions, including market making.

•	Our investment banking business has been and may continue to be adversely affected by market conditions. Poor economic conditions and other adverse geopolitical conditions can adversely affect and have adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of financial advisory transactions, which could continue to have an adverse effect on our revenues and our profit margins. In addition, our clients engaging in mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. The lack of available credit and the increased cost of credit can adversely affect the size, volume and timing of our clients’ merger and acquisition transactions — particularly large transactions. Because a significant portion of our investment banking revenues are derived from our participation in large transactions, a decline in the number of large transactions would adversely affect our investment banking business.

•	Certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by VaR and may expose us to increased risks in connection with our market-making and proprietary businesses or cause us to reduce the size of these businesses in order to avoid increasing our VaR. Limiting the size of our market-making positions and investing businesses can adversely affect our profitability.

•	We receive asset-based management fees based on the value of our clients’ portfolios or investment in funds managed by us and, in some cases, we also receive incentive fees based on increases in the value of such investments. Declines in asset values reduce the value of our clients’ portfolios or fund assets, which in turn reduce the fees we earn for managing such assets. Market uncertainty, volatility and adverse economic conditions, as well as declines in asset values, may cause our clients to transfer their assets out of our funds or other products or their brokerage accounts or affect our ability to attract new clients or additional assets from existing clients and result in reduced net revenues, principally in our asset management business. To the extent that clients do not withdraw their funds, they may invest them in products that generate less fee income.

•	Concentration of risk increases the potential for significant losses in our market-making, proprietary trading, investing, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our proprietary trading and investing businesses or commit capital to facilitate customer-driven business.

•	Concerns about financial institution profitability and solvency as a result of general market conditions, particularly in the credit markets, together with the forced merger or failure of a number of major commercial and investment banks have at times caused a number of our clients to reduce the level of business that they do with us, either because of concerns about the safety of their assets held by us or simply arising from a desire to diversify their risk or for other reasons. Some clients have withdrawn some of the funds held at our firm or transferred them from deposits with GS Bank USA to other types of assets (in many cases leaving those assets in their brokerage accounts held with us). Some counterparties have at times refused to enter into certain derivatives and other long-term transactions with us or have requested additional collateral. These instances were more prevalent during periods when the lack of confidence in financial institutions was most widespread and have become significantly less frequent in recent months.

Liquidity Risk.  Liquidity is essential to our businesses. Our liquidity may be impaired by an inability to access secured and/or unsecured debt markets, an inability to access funds from our subsidiaries, an inability to sell assets or redeem our investments, or unforeseen outflows of cash or collateral. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us, or even by the perception among market participants that we, or other market participants, are experiencing greater liquidity risk. The ongoing liquidity crisis and the loss of confidence in financial institutions has increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. In particular, in the latter half of 2008, we were unable to raise significant amounts of long-term unsecured debt in the public markets, other than as a result of the issuance of securities guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the FDIC’s Temporary Liquidity Guarantee Program (TLGP). It is unclear when we will regain access to the public long-term unsecured debt markets on customary terms or whether any similar program will be available after the TLGP’s scheduled June 2009 expiration.

The financial instruments that we hold and the contracts to which we are a party are increasingly complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Our investing activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time, as is likely to occur in a liquidity or other market crisis. In addition, financial institutions with which we interact may exercise set-off rights or the right to require additional collateral, including in difficult market conditions, which could further impair our access to liquidity.

Our credit ratings are important to our liquidity. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs, limit our access to the capital markets or trigger our obligations under certain bilateral provisions in some of our trading and collateralized financing contracts. Under these provisions, counterparties could be permitted to terminate contracts with Goldman Sachs or require us to post additional collateral. Termination of our trading and collateralized financing contracts could cause us to sustain losses and impair our liquidity by requiring us to find other sources of financing or to make significant cash payments or securities movements. For a discussion of downgrades to our ratings that occurred in December 2008 and of the potential impact on Goldman Sachs of a further reduction in our credit ratings, see “— Liquidity and Funding Risk — Credit Ratings” below.

Group Inc. has guaranteed the payment obligations of Goldman, Sachs & Co. (GS&Co.), Goldman Sachs Bank USA (GS Bank USA) and Goldman Sachs Bank (Europe) PLC (GS Bank Europe), subject to certain exceptions, and has pledged significant assets to GS Bank USA to support its obligations to GS Bank USA. These guarantees may require Group Inc. to provide substantial funds or assets to its subsidiaries or their creditors or counterparties at a time when Group Inc. is in need of liquidity to fund its own obligations.

Credit Risk.  The amount and duration of our credit exposures have been increasing over the past several years, as have the breadth and size of the entities to which we have credit exposures. We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. A failure of a significant market participant, or even concerns about a default by such an institution, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. While in many cases we are permitted to require additional collateral for counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress and illiquidity.

As part of our clearing business, we finance our client positions, and we could be held responsible for the defaults or misconduct of our clients. Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee, particularly as new business initiatives lead us to transact with a broader array of clients and counterparties and expose us to new asset classes and new markets.

We have experienced, due to competitive factors, pressure to extend and price credit at levels that may not always fully compensate us for the risks we take. In particular, corporate clients sometimes seek to require credit commitments from us in connection with investment banking and other assignments.

Operational Risk.  Our businesses are highly dependent on our ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. Despite the resiliency plans and facilities we have in place, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, internet, transportation or other services used by us or third parties with which we conduct business.

Industry consolidation, whether among market participants or financial intermediaries, increases the risk of operational failure as disparate complex systems need to be integrated, often on an accelerated basis. Furthermore, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses increases the risk that an operational failure at one institution may cause an industry-wide operational failure that could materially impact our ability to conduct business.

Legal and Regulatory Risk.  We are subject to extensive and evolving regulation in jurisdictions around the world. Several of our subsidiaries are subject to regulatory capital requirements and, as a bank holding company, we are subject to minimum capital standards and a minimum Tier 1 leverage ratio on a consolidated basis. Firms in the financial services industry have been operating in a difficult regulatory environment. Recent market disruptions have led to numerous proposals for significant additional regulation of the financial services industry. These regulations could limit our business activities, increase compliance costs and, to the extent the regulations strictly control the activities of financial services firms, make it more difficult for us to distinguish ourselves from competitors. Substantial legal liability or a significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects. As a bank holding company, we will be subject to capital requirements based on Basel I as opposed to the requirements based on Basel II that applied to us as a CSE. Complying with these requirements may require us to liquidate assets or raise capital in a manner that adversely increases our funding costs or otherwise adversely affects our shareholders and creditors. In addition, failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial condition. Our status as a bank holding company and the operation of our lending and other businesses through GS Bank USA subject us to additional regulation and limitations on our activities, as described in “Regulation — Banking Regulation” in Part I, Item 1 of our Annual Report on Form 10-K, as well as some regulatory uncertainty as we apply banking regulations and practices to many of our businesses. The application of these regulations and practices may present us and our regulators with new or novel issues. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Our experience has been that legal claims by customers and clients increase in a market downturn. In addition, employment-related claims typically increase in periods when we have reduced the total number of employees. For a discussion of how we account for our legal and regulatory exposures, see “— Use of Estimates” below.

Critical Accounting Policies

Fair Value

The use of fair value to measure financial instruments, with related unrealized gains or losses generally recognized in “Trading and principal investments” in our consolidated statements of earnings, is fundamental to our financial statements and our risk management processes and is our most critical accounting policy. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets are marked to bid prices and financial liabilities are marked to offer prices.

During the fourth quarter of 2008, both the Financial Accounting Standards Board (FASB) and the staff of the SEC re-emphasized the importance of sound fair value measurement in financial reporting. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment. This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available. Our fair value measurement policies are consistent with the guidance in FSP No. FAS 157-3.

Substantially all trading assets and trading liabilities are reflected in our consolidated statements of financial condition at fair value, pursuant principally to:

•	Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities;”

•	specialized industry accounting for broker-dealers and investment companies;

•	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” or

•	the fair value option under either SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (i.e., the fair value option).

Upon becoming a bank holding company in September 2008, we could no longer apply specialized broker-dealer industry accounting to those subsidiaries not regulated as broker-dealers. Therefore, within our non-broker-dealer subsidiaries, we designated as held for trading those instruments within the scope of SFAS No. 115 (i.e., debt securities and marketable equity securities), and elected the fair value option for other cash instruments (specifically loans, loan commitments and certain private equity and restricted public equity securities) which we historically had carried at fair value. These fair value elections were in addition to previous elections made for certain corporate loans, loan commitments and certificates of deposit issued by GS Bank USA. There was no impact on earnings from these initial elections because all of these instruments were already recorded at fair value in “Trading assets, at fair value” or “Trading liabilities, at fair value” in the consolidated statements of financial condition prior to Group Inc. becoming a bank holding company.

In determining fair value, we separate our “Trading assets, at fair value” and “Trading liabilities, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Trading Instruments by Category
(in millions)

	As of November
	2008			2007
	Trading		Trading	Trading		Trading
	Assets, at		Liabilities, at	Assets, at		Liabilities, at
	Fair Value		Fair Value	Fair Value		Fair Value
Cash trading instruments	$186,231		$57,143	$324,181		$112,018
ICBC	5,496	(1)	—	6,807	(1)	—
SMFG	1,135		1,134 (4)	4,060		3,627 (4)
Other principal investments	15,126	(2)	—	11,933	(2)	—

Principal investments	21,757		1,134	22,800		3,627

Cash instruments	207,988		58,277	346,981		115,645
Exchange-traded	6,164		8,347	13,541		12,280
Over-the-counter	124,173		109,348	92,073		87,098

Derivative contracts	130,337	(3)	117,695 (5)	105,614	(3)	99,378 (5)

Total	$338,325		$175,972	$452,595		$215,023

(1)	Includes interests of $3.48 billion and $4.30 billion as of November 2008 and November 2007, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (in addition to our investments in ICBC and Sumitomo Mitsui Financial Group, Inc. (SMFG)) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of November
	2008			2007
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$10,726	$2,935	$13,661	$7,297	$2,361	$9,658
Public	1,436	29	1,465	2,208	67	2,275

Total	$12,162	$2,964	$15,126	$9,505	$2,428	$11,933

(3)	Net of cash received pursuant to credit support agreements of $137.16 billion and $59.05 billion as of November 2008 and November 2007, respectively.

(4)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(5)	Net of cash paid pursuant to credit support agreements of $34.01 billion and $27.76 billion as of November 2008 and November 2007, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and sovereign obligations, active listed equities and certain money market securities.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, investment-grade corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, state, municipal and provincial obligations and certain money market securities and loan commitments.

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

For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

•	Public Principal Investments. Our public principal investments held within the Principal Investments component of our Trading and Principal Investments segment tend to be large, concentrated holdings resulting from initial public offerings or other corporate transactions, and are valued based on quoted market prices. For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Our most significant public principal investment is our investment in the ordinary shares of ICBC. Our investment in ICBC is valued using the quoted market price adjusted for transfer restrictions. The ordinary shares acquired from ICBC are subject to transfer restrictions that, among other things, prohibit any sale, disposition or other transfer until April 28, 2009. From April 28, 2009 to October 20, 2009, we may transfer up to 50% of the aggregate ordinary shares of ICBC that we owned as of October 20, 2006. We may transfer the remaining shares after October 20, 2009. A portion of our interest is held by investment funds managed by Goldman Sachs.

We also have an investment in the convertible preferred stock of SMFG. This investment is valued using a model that is principally based on SMFG’s common stock price. During our second quarter of 2008, we converted one-third of our SMFG preferred stock investment into SMFG common stock, and delivered the common stock to close out one-third of our hedge position. As of November 2008, we remained hedged on the common stock underlying our remaining investment in SMFG.

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

Derivative Contracts.  Derivative contracts can be exchange-traded or over-the-counter (OTC). We generally value exchange-traded derivatives using models which calibrate to market-clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying instruments.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Where we do not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to initial recognition, we only update valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where we cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See “— Derivatives” below for further information on our OTC derivatives.

When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Controls Over Valuation of Financial Instruments.  A control infrastructure, independent of the trading and investing functions, is fundamental to ensuring that our financial instruments are appropriately valued at market-clearing levels (exit price) and that fair value measurements are reliable and consistently determined.

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading and investing functions, is responsible for the oversight of control and valuation policies and for reporting the results of these policies to our Audit Committee. We seek to maintain the necessary resources to ensure that control functions are performed appropriately. We employ procedures for the approval of new transaction types and markets, price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. These procedures are performed by personnel independent of the trading and investing functions. For financial instruments where prices or valuations that require inputs are less observable, we employ, where possible, procedures that include comparisons with similar observable positions, analysis of actual to projected cash flows, comparisons with subsequent sales, reviews of valuations used for collateral management purposes and discussions with senior business leaders. See “— Market Risk” and “— Credit Risk” below for a further discussion of how we manage the risks inherent in our trading and principal investing businesses.

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

Instruments that trade infrequently and therefore have little or no price transparency are classified within level 3 of the fair value hierarchy. We determine which instruments are classified within level 3 based on the results of our price verification process. This process is performed by personnel independent of our trading and investing functions who corroborate valuations to external market data (e.g., quoted market prices, broker or dealer quotations, third-party pricing vendors, recent trading activity and comparative analyses to similar instruments). When broker or dealer quotations or third-party pricing vendors are used for valuation or price verification, greater priority is given to executable quotes. As part of our price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument. See Notes 2 and 3 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding SFAS No. 157.

Recent market conditions, particularly in the fourth quarter of 2008 (characterized by dislocations between asset classes, elevated levels of volatility, and reduced price transparency), have increased the level of management judgment required to value cash trading instruments classified within level 3 of the fair value hierarchy. In particular, management’s judgment is required to determine the appropriate risk-adjusted discount rate for cash trading instruments with little or no price transparency as a result of decreased volumes and lower levels of trading activity. In such situations, our valuation is adjusted to approximate rates which market participants would likely consider appropriate for relevant credit and liquidity risks.

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

•	Private equity and real estate fund investments. Investments are generally held at cost for the first year. Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. In the absence of such evidence, valuations are based on third-party independent appraisals, transactions in similar instruments, discounted cash flow techniques, valuation multiples and public comparables. Such evidence includes pending reorganizations (e.g., merger proposals, tender offers or debt restructurings); and significant changes in financial metrics (e.g., operating results as compared to previous projections, industry multiples, credit ratings and balance sheet ratios).

•	Bank loans and bridge loans and Corporate debt securities and other debt obligations. Valuations are generally based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows, market yields for such instruments and recovery assumptions. Inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available.

•	Loans and securities backed by commercial real estate. Loans and securities backed by commercial real estate are collateralized by specific assets and are generally tranched into varying levels of subordination. Due to the nature of these instruments, valuation techniques vary by instrument. Methodologies include relative value analyses across different tranches, comparisons to transactions in both the underlying collateral and instruments with the same or substantially the same underlying collateral, market indices (such as the CMBX (1)), and credit default swaps, as well as discounted cash flow techniques.

•	Loans and securities backed by residential real estate. Valuations are based on both proprietary and industry recognized models (including Intex and Bloomberg), discounted cash flow techniques and hypothetical securitization analyses. In the recent market environment, the most significant inputs to the valuation of these instruments are rates of delinquency, default and loss expectations, which are driven in part by housing prices. Inputs are determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX (1).

•	Loan portfolios. Valuations are based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows and market yields for such instruments. Inputs are determined based on relative value analyses which incorporate comparisons to recent auction data for other similar loan portfolios.

•	Derivative contracts. Valuation models are calibrated to initial transaction price. Subsequent changes in valuations are based on observable inputs to the valuation models (e.g., interest rates, credit spreads, volatilities, etc.). Inputs are changed only when corroborated by market data. Valuations of less liquid OTC derivatives are typically based on level 1 or level 2 inputs that can be observed in the market, as well as unobservable inputs, such as correlations and volatilities.

Total level 3 assets were $66.19 billion and $69.15 billion as of November 2008 and November 2007, respectively. The decrease in level 3 assets for the year ended November 2008 primarily reflected (i) unrealized losses on loans and securities backed by commercial real estate, bank loans and bridge loans, and private equity and real estate fund investments, and (ii) sales and paydowns on bank loans and bridge loans and loan portfolios. These decreases were partially offset by transfers to level 3 of certain loans and securities backed by commercial real estate due to reduced price transparency.

(1) The CMBX and ABX are indices that track the performance of commercial mortgage bonds and subprime residential mortgage bonds, respectively.

The following table sets forth the fair values of financial assets classified as level 3 within the fair value hierarchy:

Level 3 Financial Assets at Fair Value
(in millions)

	As of November
Description	2008	2007
Private equity and real estate fund investments (1)	$16,006	$18,006
Bank loans and bridge loans (2)	11,957	13,334
Corporate debt securities and other debt obligations (3)	7,596	6,111
Mortgage and other asset-backed loans and securities
Loans and securities backed by commercial real estate	9,340	7,410
Loans and securities backed by residential real estate	2,049	2,484
Loan portfolios (4)	4,118	6,106

Cash instruments	51,066	53,451
Derivative contracts	15,124	15,700

Total level 3 assets at fair value	66,190	69,151
Level 3 assets for which we do not bear economic exposure (5)	(6,616)	(14,437)

Level 3 assets for which we bear economic exposure	$59,574	$54,714

(1)	Includes $1.18 billion and $7.06 billion as of November 2008 and November 2007, respectively, of assets for which we do not bear economic exposure. Also includes $2.62 billion and $2.02 billion as of November 2008 and November 2007, respectively, of real estate fund investments.

(2)	Includes mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $804 million and $2.49 billion as of November 2008 and November 2007, respectively, of CDOs backed by corporate obligations.

(4)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(5)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

Loans and securities backed by residential real estate.  We securitize, underwrite and make markets in various types of residential mortgages, including prime, Alt-A and subprime. At any point in time, we may use cash instruments as well as derivatives to manage our long or short risk position in residential real estate. The following table sets forth the fair value of our long positions in prime, Alt-A and subprime mortgage cash instruments:

Long Positions in Loans and Securities Backed by Residential Real Estate
(in millions)

	As of November
	2008	2007
Prime (1)	$1,494	$7,135
Alt-A	1,845	6,358
Subprime (2)	1,906	2,109

Total (3)	$5,245	$15,602

(1)	Excludes U.S. government agency-issued collateralized mortgage obligations of $4.27 billion and $7.24 billion as of November 2008 and November 2007, respectively. Also excludes U.S. government agency-issued mortgage-pass through certificates.

(2)	Includes $228 million and $316 million of CDOs backed by subprime mortgages as of November 2008 and November 2007, respectively.

(3)	Includes $2.05 billion and $2.48 billion of financial instruments (primarily loans and investment-grade securities, the majority of which were issued during 2006 and 2007) classified as level 3 under the fair value hierarchy as of November 2008 and November 2007, respectively.

Loans and securities backed by commercial real estate.  We originate, securitize and syndicate fixed and floating rate commercial mortgages globally. At any point in time, we may use cash instruments as well as derivatives to manage our risk position in the commercial mortgage market. The following table sets forth the fair value of our long positions in loans and securities backed by commercial real estate by geographic region. The decrease in loans and securities backed by commercial real estate from November 2007 to November 2008 was primarily due to dispositions.

Long Positions in Loans and Securities Backed by
Commercial Real Estate by Geographic Region
 (in millions)

	As of November
	2008		2007
Americas (1)	$7,433		$12,361
EMEA (2)	3,304		6,607
Asia	157		52

Total (3)	$10,894	(4)	$19,020	(5)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes $9.34 billion and $7.41 billion of financial instruments classified as level 3 under the fair value hierarchy as of November 2008 and November 2007, respectively.

(4)	Comprised of loans of $9.23 billion and commercial mortgage-backed securities of $1.66 billion as of November 2008, of which $9.78 billion was floating rate and $1.11 billion was fixed rate.

(5)	Comprised of loans of $16.27 billion and commercial mortgage-backed securities of $2.75 billion as of November 2007, of which $16.52 billion was floating rate and $2.50 billion was fixed rate.

Other Financial Assets and Financial Liabilities at Fair Value.  In addition to “Trading assets, at fair value” and “Trading liabilities, at fair value,” we have elected to account for certain of our other financial assets and financial liabilities at fair value under the fair value option. The primary reasons for electing the fair value option are to reflect economic events in earnings on a timely basis, to mitigate volatility in earnings from using different measurement attributes and to address simplification and cost-benefit considerations.

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through our William Street program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of our matched book and certain firm financing activities;

•	certain corporate loans, loan commitments and certificates of deposit issued by GS Bank USA as well as securities held by GS Bank USA;

•	receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140;

•	certain insurance and reinsurance contracts; and

•	in general, investments acquired after the adoption of SFAS No. 159 where we have significant influence over the investee and would otherwise apply the equity method of accounting. In certain cases, we may apply the equity method of accounting to new investments that are strategic in nature or closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant.

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

Goodwill.  We test the goodwill in each of our operating segments, which are components one level below our three business segments, for impairment at least annually in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” by comparing the estimated fair value of each operating segment with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable average price-to-earnings multiples of our competitors in these businesses and price-to-book multiples). We derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. Our last annual impairment test was performed during our 2008 fourth quarter and no impairment was identified. Substantially all of our goodwill is in our Equities component of our Trading and Principal Investments segment and in our Asset Management and Securities Services segment. Our Asset Management and Securities Services segment generated record net revenues in 2008 and our Equities component of our Trading and Principal Investments segment had its second best year following its record net revenues in 2007.

During 2008, particularly during the fourth quarter, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. Our stock price, consistent with stock prices in the broader financial services sector, declined significantly during this period of time. During the fourth quarter of 2008, our market capitalization fell below recorded book value, principally during the last five weeks of the quarter. With respect to the testing of our goodwill for impairment, we believe that it is reasonable to consider market capitalization as an indicator of fair value over a reasonable period of time. If the current economic market conditions persist and if there is a prolonged period of weakness in the business environment and financial markets, our businesses may be adversely affected, which could result in an impairment of goodwill in the future.

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of November
	2008	2007
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	247	123
Equities (1)	2,389	2,381
Principal Investments	80	11
Asset Management and Securities Services
Asset Management (2)	565	564
Securities Services	117	117

Total	$3,523	$3,321

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

Identifiable Intangible Assets.  We amortize our identifiable intangible assets over their estimated lives in accordance with SFAS No. 142 or, in the case of insurance contracts, in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 60 and SFAS No. 97. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

The following table sets forth the carrying value and range of remaining lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of November
	2008		2007
		Range of Estimated
	Carrying	Remaining Lives	Carrying
	Value	(in years)	Value
Customer lists (1)	$724	2 - 17	$732
New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights	462	13	502
Insurance-related assets (2)	303	7	372
Exchange-traded fund (ETF) lead market maker rights	95	19	100
Other (3)	93	1 - 17	65

Total	$1,677		$1,771

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of acquired variable annuity and life insurance businesses. DAC results from commissions paid by Goldman Sachs to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with us and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven-year estimated life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend for approximately 30 years).

(3)	Primarily includes marketing-related assets and power contracts.

A prolonged period of weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) changes in market structure that could adversely affect our specialist businesses (see discussion below), (ii) an adverse action or assessment by a regulator, or (iii) adverse actual experience on the contracts in our variable annuity and life insurance business.

In October 2008, the SEC approved the NYSE’s proposal to create a new market model and redefine the role of NYSE DMMs. This new rule set further aligns the NYSE’s model with investor requirements for speed and efficiency of execution and establishes specialists as DMMs. While DMMs still have an obligation to commit capital, they are now able to trade on parity with other market participants. In addition, in November 2008 the NYSE introduced a reserve order type that allows for anonymous trade execution, which is expected to allow the NYSE to recapture liquidity and market share from other venues in which anonymous reserve orders have been available for some time. The new rule set and the launch of the reserve order type, in combination with technology improvements to increase execution speed, are expected to bolster the NYSE’s competitive position.

In 2007, we tested our NYSE DMM rights for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an impairment loss is recognized if the carrying amount of our NYSE DMM rights exceeds the projected undiscounted cash flows of the business over the estimated remaining life of our NYSE DMM rights. Projected undiscounted cash flows exceeded the carrying amount of our NYSE DMM rights, and accordingly we did not record an impairment loss. In projecting the undiscounted cash flows of the business, we made several important assumptions about the potential beneficial effects of the rule and market structure changes described above. Specifically, we assumed that:

•	total equity trading volumes in NYSE-listed companies will continue to grow at a rate consistent with recent historical trends;

•	the NYSE will be able to recapture approximately one-half of the market share that it lost in 2007; and

•	we will increase our market share of the NYSE DMM business and, as a DMM, the profitability of each share traded.

We also assumed that the rule changes would be implemented in our fiscal fourth quarter of 2008 (as noted above, such rule changes were approved in October 2008) and that projected cash flow increases related to the implementation of the rule set would begin in 2009, consistent with the assumptions above. Subsequently, there have been no events or changes in circumstances indicating that NYSE DMM rights intangible asset may not be recoverable. However, there can be no assurance that the assumptions, rule or structure changes described above will result in sufficient cash flows to avoid impairment of our NYSE DMM rights in the future. We will continue to evaluate the performance of the specialist business under the new market model. As of November 2008, the carrying value of our NYSE DMM rights was $462 million. To the extent that there were to be an impairment in the future, it could result in a significant writedown in the carrying value of these DMM rights.

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” We estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” See Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information on FIN 48.

Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “— Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K for information on our judicial, regulatory and arbitration proceedings.

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “— Certain Risk Factors That May Affect Our Businesses” above and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for a further discussion of the impact of economic and market conditions on our results of operations.

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Year Ended November
	2008	2007	2006
Net revenues	$22,222	$45,987	$37,665
Pre-tax earnings	2,336	17,604	14,560
Net earnings	2,322	11,599	9,537
Net earnings applicable to common shareholders	2,041	11,407	9,398
Diluted earnings per common share	4.47	24.73	19.69
Return on average common shareholders’ equity (1)	4.9%	32.7%	32.8%
Return on average tangible common shareholders’ equity (2)	5.5%	38.2%	39.8%

(1)	Return on average common shareholders’ equity (ROE) is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. Identifiable intangible assets associated with power contracts are not deducted from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

We believe that return on average tangible common shareholders’ equity (ROTE) is meaningful because it measures the performance of businesses consistently, whether they were acquired or developed internally. ROTE is computed by dividing net earnings applicable to common shareholders by average monthly tangible common shareholders’ equity.

The following table sets forth the reconciliation of average total shareholders’ equity to average tangible common shareholders’ equity:

	Average for the
	Year Ended November
	2008	2007	2006
	(in millions)

Total shareholders’ equity	$47,167	$37,959	$31,048
Preferred stock	(5,157)	(3,100)	(2,400)

Common shareholders’ equity	42,010	34,859	28,648
Goodwill and identifiable intangible assets, excluding power contracts	(5,220)	(4,971)	(5,013)

Tangible common shareholders’ equity	$36,790	$29,888	$23,635

Net Revenues

2008 versus 2007.  Our net revenues were $22.22 billion in 2008, a decrease of 52% compared with 2007, reflecting a particularly difficult operating environment, including significant asset price declines, high levels of volatility and reduced levels of liquidity, particularly in the fourth quarter. In addition, credit markets experienced significant dislocation between prices for cash instruments and the related derivative contracts and between credit indices and underlying single names. Net revenues in Trading and Principal Investments were significantly lower compared with 2007, reflecting significant declines in FICC, Principal Investments and Equities. The decrease in FICC primarily reflected losses in credit products, which included a loss of approximately $3.1 billion (net of hedges) related to non-investment-grade credit origination activities and losses from investments, including corporate debt and private and public equities. Results in mortgages included net losses of approximately $1.7 billion on residential mortgage loans and securities and approximately $1.4 billion on commercial mortgage loans and securities. Interest rate products, currencies and commodities each produced particularly strong results and net revenues were higher compared with 2007. During 2008, although client-driven activity was generally solid, FICC operated in a challenging environment characterized by broad-based declines in asset values, wider mortgage and corporate credit spreads, reduced levels of liquidity and broad-based investor deleveraging, particularly in the second half of the year. The decline in Principal Investments primarily reflected net losses of $2.53 billion from corporate principal investments and $949 million from real estate principal investments, as well as a $446 million loss from our investment in the ordinary shares of ICBC. In Equities, the decrease compared with particularly strong net revenues in 2007 reflected losses in principal strategies, partially offset by higher net revenues in our client franchise businesses. Commissions were particularly strong and were higher than 2007. During 2008, Equities operated in an environment characterized by a significant decline in global equity prices, broad-based investor deleveraging and very high levels of volatility, particularly in the second half of the year.

Net revenues in Investment Banking also declined significantly compared with 2007, reflecting significantly lower net revenues in both Financial Advisory and Underwriting. In Financial Advisory, the decrease compared with particularly strong net revenues in 2007 reflected a decline in industry-wide completed mergers and acquisitions. The decrease in Underwriting primarily reflected significantly lower net revenues in debt underwriting, primarily due to a decline in leveraged finance and mortgage-related activity, reflecting difficult market conditions. Net revenues in equity underwriting were slightly lower compared with 2007, reflecting a decrease in industry-wide equity and equity-related offerings.

Net revenues in Asset Management and Securities Services increased compared with 2007. Securities Services net revenues were higher, reflecting the impact of changes in the composition of securities lending customer balances, as well as higher total average customer balances. Asset Management net revenues increased slightly compared with 2007. During the year, assets under management decreased $89 billion to $779 billion, due to $123 billion of market depreciation, primarily in equity assets, partially offset by $34 billion of net inflows.

2007 versus 2006.  Our net revenues were $45.99 billion in 2007, an increase of 22% compared with 2006, reflecting significantly higher net revenues in Trading and Principal Investments and Investment Banking, and higher net revenues in Asset Management and Securities Services. The increase in Trading and Principal Investments reflected higher net revenues in Equities, FICC and Principal Investments. Net revenues in Equities increased 33% compared with 2006, reflecting significantly higher net revenues in both our client franchise businesses and principal strategies. During 2007, Equities operated in an environment characterized by strong client-driven activity, generally higher equity prices and higher levels of volatility, particularly during the second half of the year. The increase in FICC reflected significantly higher net revenues in currencies and interest rate products. In addition, net revenues in mortgages were higher despite a significant deterioration in the mortgage market throughout the year, while net revenues in credit products were strong, but slightly lower compared with 2006. Credit products included substantial gains from equity investments, including a gain of approximately $900 million related to the disposition of Horizon Wind Energy L.L.C., as well as a loss of approximately $1 billion (net of hedges) related to non-investment-grade credit origination activities. During 2007, FICC operated in an environment generally characterized by strong client-driven activity and favorable market opportunities. However, during the year, the mortgage market experienced significant deterioration and, in the second half of the year, the broader credit markets were characterized by wider spreads and reduced levels of liquidity. The increase in Principal Investments reflected strong results in both corporate and real estate investing.

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

Net revenues in Asset Management and Securities Services also increased. The increase in Securities Services primarily reflected significant growth in global customer balances. The increase in Asset Management reflected significantly higher asset management fees, partially offset by significantly lower incentive fees. During the year, assets under management increased $192 billion, or 28%, to $868 billion, including net inflows of $161 billion.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. A substantial portion of our compensation expense represents discretionary bonuses which are significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. For 2008, our ratio of compensation and benefits (excluding severance costs of approximately $275 million in the fourth quarter of 2008) to net revenues was 48.0%. Our ratio of compensation and benefits to net revenues was 43.9% for 2007.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
($ in millions)

	Year Ended November
	2008	2007	2006
Compensation and benefits (1)	$10,934	$20,190	$16,457

Brokerage, clearing, exchange and distribution fees	2,998	2,758	1,985
Market development	485	601	492
Communications and technology	759	665	544
Depreciation and amortization	1,022	624	521
Amortization of identifiable intangible assets	240	195	173
Occupancy	960	975	850
Professional fees	779	714	545
Other expenses (2)	1,709	1,661	1,538

Total non-compensation expenses	8,952	8,193	6,648

Total operating expenses	$19,886	$28,383	$23,105

Employees at year-end (3)	30,067	30,522	26,467

(1)	Compensation and benefits includes $262 million, $168 million and $259 million for the years ended November 2008, November 2007 and November 2006, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Beginning in the first quarter of 2008, “Cost of power generation” was reclassified into “Other expenses” in the consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

(3)	Excludes 4,671, 4,572 and 3,868 employees as of November 2008, November 2007 and November 2006, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
(in millions)

	Year Ended November
	2008	2007	2006
Non-compensation expenses of consolidated investments (1)	$779	$446	$501

Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees	2,998	2,758	1,985
Market development	475	593	461
Communications and technology	754	661	537
Depreciation and amortization	631	509	444
Amortization of identifiable intangible assets	233	189	169
Occupancy	861	892	738
Professional fees	770	711	534
Other expenses (2)	1,451	1,434	1,279

Subtotal	8,173	7,747	6,147

Total non-compensation expenses, as reported	$8,952	$8,193	$6,648

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as hotels, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the consolidated statements of earnings.

(2)	Beginning in the first quarter of 2008, “Cost of power generation” was reclassified into “Other expenses” in the consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

2008 versus 2007.  Operating expenses were $19.89 billion for 2008, 30% lower than 2007. Compensation and benefits expenses (including salaries, bonuses, amortization of prior year equity awards and other items such as payroll taxes and benefits) of $10.93 billion decreased 46% compared with 2007, reflecting lower levels of discretionary compensation due to lower net revenues. For 2008, our ratio of compensation and benefits (excluding severance costs of approximately $275 million in the fourth quarter of 2008) to net revenues was 48.0%. Our ratio of compensation and benefits to net revenues was 43.9% for 2007. Employment levels decreased 1% compared with November 2007, reflecting an 8% decrease during the fourth quarter.

Non-compensation expenses of $8.95 billion for 2008 increased 9% compared with 2007. Excluding consolidated entities held for investment purposes, non-compensation expenses increased 5% compared with 2007. The majority of this increase was attributable to higher brokerage, clearing, exchange and distribution fees, principally reflecting higher activity levels in Equities and FICC. The increase in non-compensation expenses related to consolidated entities held for investment purposes primarily reflected the impact of impairment on certain real estate assets during 2008.

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

Non-compensation expenses of $8.19 billion for 2007 increased 23% compared with 2006, primarily attributable to higher levels of business activity and continued geographic expansion. One-half of this increase was attributable to brokerage, clearing, exchange and distribution fees, principally reflecting higher transaction volumes in Equities. Professional fees, other expenses and communications and technology expenses also increased, primarily due to higher levels of business activity. Occupancy and depreciation and amortization expenses in 2007 included exit costs of $128 million related to our office space.

Provision for Taxes

The effective income tax rate was approximately 1% for 2008, down from 34.1% for 2007. The decrease in the effective income tax rate was primarily due to an increase in permanent benefits as a percentage of lower earnings and changes in geographic earnings mix. The effective income tax rate was 34.1% for 2007, down from 34.5% for 2006, primarily due to changes in the geographic mix of earnings.

Our effective income tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings, the level of our pre-tax earnings, the level of our tax credits and the effect of tax audits. Certain of these and other factors, including our history of pre-tax earnings, are taken into account in assessing our ability to realize our net deferred tax assets. See Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our provision for taxes.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Year Ended November
		2008	2007	2006

Investment	Net revenues	$5,185	$7,555	$5,629
Banking	Operating expenses	3,143	4,985	4,062

	Pre-tax earnings	$2,042	$2,570	$1,567

Trading and Principal	Net revenues	$9,063	$31,226	$25,562
Investments	Operating expenses	11,808	17,998	14,962

	Pre-tax earnings/(loss)	$(2,745)	$13,228	$10,600

Asset Management and	Net revenues	$7,974	$7,206	$6,474
Securities Services	Operating expenses	4,939	5,363	4,036

	Pre-tax earnings	$3,035	$1,843	$2,438

Total	Net revenues	$22,222	$45,987	$37,665
	Operating expenses (1)	19,886	28,383	23,105

	Pre-tax earnings	$2,336	$17,604	$14,560

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $(4) million, $37 million and $45 million for the years ended November 2008, November 2007 and November 2006, respectively, that have not been allocated to our segments.

Net revenues in our segments include allocations of interest income and interest expense to specific securities, commodities and other positions in relation to the cash generated by, or funding requirements of, such underlying positions. See Note 18 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our business segments.

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

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Year Ended November
	2008	2007	2006
Financial Advisory	$2,656	$4,222	$2,580

Equity underwriting	1,353	1,382	1,365
Debt underwriting	1,176	1,951	1,684

Total Underwriting	2,529	3,333	3,049

Total net revenues	5,185	7,555	5,629
Operating expenses	3,143	4,985	4,062

Pre-tax earnings	$2,042	$2,570	$1,567

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Year Ended November
	2008	2007	2006
Announced mergers and acquisitions	$927	$1,249	$1,101
Completed mergers and acquisitions	823	1,443	863
Equity and equity-related offerings (2)	61	66	74
Debt offerings (3)	185	345	320

(1)	Source: Thomson Reuters. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a previously announced transaction.

(2)	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

2008 versus 2007. Net revenues in Investment Banking of $5.19 billion for 2008 decreased 31% compared with 2007.

Net revenues in Financial Advisory of $2.66 billion decreased 37% compared with particularly strong net revenues in 2007, primarily reflecting a decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $2.53 billion decreased 24% compared with 2007, principally due to significantly lower net revenues in debt underwriting. The decrease in debt underwriting was primarily due to a decline in leveraged finance and mortgage-related activity, reflecting difficult market conditions. Net revenues in equity underwriting were slightly lower compared with 2007, reflecting a decrease in industry-wide equity and equity-related offerings. Our investment banking transaction backlog ended the year significantly lower than at the end of 2007. (1)

Operating expenses of $3.14 billion for 2008 decreased 37% compared with 2007, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax earnings of $2.04 billion in 2008 decreased 21% compared with 2007.

2007 versus 2006.  Net revenues in Investment Banking of $7.56 billion for 2007 increased 34% compared with 2006.

Net revenues in Financial Advisory of $4.22 billion increased 64% compared with 2006, primarily reflecting growth in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $3.33 billion increased 9% compared with 2006, due to higher net revenues in debt underwriting, primarily reflecting strength in leveraged finance during the first half of 2007. Net revenues in equity underwriting were also strong, but essentially unchanged from 2006. Our investment banking transaction backlog at the end of 2007 was higher than at the end of 2006. (1)

Operating expenses of $4.99 billion for 2007 increased 23% compared with 2006, primarily due to increased compensation and benefits expenses, resulting from higher discretionary compensation and growth in employment levels. Pre-tax earnings of $2.57 billion in 2007 increased 64% compared with 2006.

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

Substantially all of our inventory is marked-to-market daily and, therefore, its value and our net revenues are subject to fluctuations based on market movements. In addition, net revenues derived from our principal investments, including those in privately held concerns and in real estate, may fluctuate significantly depending on the revaluation of these investments in any given period. We also regularly enter into large transactions as part of our trading businesses. The number and size of such transactions may affect our results of operations in a given period.

Net revenues from Principal Investments do not include management fees generated from our merchant banking funds. These management fees are included in the net revenues of the Asset Management and Securities Services segment.

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Year Ended November
	2008	2007	2006
FICC	$3,713	$16,165	$14,262

Equities trading	4,208	6,725	4,965
Equities commissions	4,998	4,579	3,518

Total Equities	9,206	11,304	8,483

ICBC	(446)	495	937

Gross gains	1,335	3,728	2,061
Gross losses	(4,815)	(943)	(585)

Net other corporate and real estate investments	(3,480)	2,785	1,476
Overrides	70	477	404

Total Principal Investments	(3,856)	3,757	2,817

Total net revenues	9,063	31,226	25,562
Operating expenses	11,808	17,998	14,962

Pre-tax earnings/(loss)	$(2,745)	$13,228	$10,600

2008 versus 2007.  Net revenues in Trading and Principal Investments of $9.06 billion for 2008 decreased 71% compared with 2007.

Net revenues in FICC of $3.71 billion for 2008 decreased 77% compared with 2007, primarily reflecting losses in credit products, which included a loss of approximately $3.1 billion (net of hedges) related to non-investment-grade credit origination activities and losses from investments, including corporate debt and private and public equities. Results in mortgages included net losses of approximately $1.7 billion on residential mortgage loans and securities and approximately $1.4 billion on commercial mortgage loans and securities. Interest rate products, currencies and commodities each produced particularly strong results and net revenues were higher compared with 2007. During 2008, although client-driven activity was generally solid, FICC operated in a challenging environment characterized by broad-based declines in asset values, wider mortgage and corporate credit spreads, reduced levels of liquidity and broad-based investor deleveraging, particularly in the second half of the year.

Net revenues in Equities of $9.21 billion for 2008 decreased 19% compared with a particularly strong 2007, reflecting losses in principal strategies, partially offset by higher net revenues in the client franchise businesses. Commissions were particularly strong and were higher than 2007. During 2008, Equities operated in an environment characterized by a significant decline in global equity prices, broad-based investor deleveraging and very high levels of volatility, particularly in the second half of the year.

Principal Investments recorded a net loss of $3.86 billion for 2008. These results included net losses of $2.53 billion from corporate principal investments and $949 million from real estate principal investments, as well as a $446 million loss related to our investment in the ordinary shares of ICBC.

Operating expenses of $11.81 billion for 2008 decreased 34% compared with 2007, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. This decrease was partially offset by higher non-compensation expenses. Excluding consolidated entities held for investment purposes, the majority of this increase was attributable to higher brokerage, clearing, exchange and distribution fees, principally reflecting higher activity levels in Equities and FICC. The increase in non-compensation expenses related to consolidated entities held for investment purposes primarily reflected the impact of impairment on certain real estate assets during 2008. Pre-tax loss was $2.75 billion in 2008 compared with pre-tax earnings of $13.23 billion in 2007.

2007 versus 2006.  Net revenues in Trading and Principal Investments of $31.23 billion for 2007 increased 22% compared with 2006.

Net revenues in FICC of $16.17 billion for 2007 increased 13% compared with 2006, reflecting significantly higher net revenues in currencies and interest rate products. In addition, net revenues in mortgages were higher despite a significant deterioration in the mortgage market throughout 2007, while net revenues in credit products were strong, but slightly lower compared with 2006. Credit products included substantial gains from equity investments, including a gain of approximately $900 million related to the disposition of Horizon Wind Energy L.L.C., as well as a loss of approximately $1 billion (net of hedges) related to non-investment-grade credit origination activities. Net revenues in commodities were also strong but lower compared with 2006. During 2007, FICC operated in an environment generally characterized by strong client-driven activity and favorable market opportunities. However, during 2007, the mortgage market experienced significant deterioration and, in the second half of the year, the broader credit markets were characterized by wider spreads and reduced levels of liquidity.

Net revenues in Equities of $11.30 billion for 2007 increased 33% compared with 2006, reflecting significantly higher net revenues in both our client franchise businesses and principal strategies. The client franchise businesses benefited from significantly higher commission volumes. During 2007, Equities operated in an environment characterized by strong client-driven activity, generally higher equity prices and higher levels of volatility, particularly during the second half of the year.

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

Assets under management typically generate fees as a percentage of asset value, which is affected by investment performance and by inflows and redemptions. The fees that we charge vary by asset class, as do our related expenses. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends and they are no longer subject to adjustment. We have numerous incentive fee arrangements, many of which have annual performance periods that end on December 31. For that reason, incentive fees have been seasonally weighted to our first quarter.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Year Ended November
	2008	2007	2006
Management and other fees	$4,321	$4,303	$3,332
Incentive fees	231	187	962

Total Asset Management	4,552	4,490	4,294
Securities Services	3,422	2,716	2,180

Total net revenues	7,974	7,206	6,474
Operating expenses	4,939	5,363	4,036

Pre-tax earnings	$3,035	$1,843	$2,438

Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month-end. Assets under management do not include:

•	assets in brokerage accounts that generate commissions, mark-ups and spreads based on transactional activity,

•	our own investments in funds that we manage;

•	or non-fee-paying assets, including interest-bearing deposits held through our depository institution subsidiaries.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of November 30
	2008	2007	2006
Alternative investments (1)	$146	$151	$145
Equity	112	255	215
Fixed income	248	256	198

Total non-money market assets	506	662	558
Money markets	273	206	118

Total assets under management	$779	$868	$676

(1) Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Year Ended November 30
	2008	2007		2006
Balance, beginning of year	$868	$676		$532

Net inflows/(outflows)
Alternative investments	8	9		32
Equity	(55)	26		16
Fixed income	14	38		29

Total non-money market net inflows/(outflows)	(33)	73	(1)	77
Money markets	67	88		17	(2)

Total net inflows/(outflows)	34	161		94	(3)

Net market appreciation/(depreciation)	(123)	31		50

Balance, end of year	$779	$868		$676

(1)	Includes $7 billion in net asset inflows in connection with our acquisition of Macquarie — IMM Investment Management.

(2)	Net of the transfer of $8 billion of money market assets under management to interest-bearing deposits at GS Bank USA.

(3)	Includes $3 billion of net asset inflows in connection with the acquisition of our variable annuity and life insurance business.

2008 versus 2007.  Net revenues in Asset Management and Securities Services of $7.97 billion for 2008 increased 11% compared with 2007.

Asset Management net revenues of $4.55 billion for 2008 increased 1% compared with 2007. During 2008, assets under management decreased $89 billion to $779 billion, due to $123 billion of market depreciation, primarily in equity assets, partially offset by $34 billion of net inflows. Net inflows reflected inflows in money market, fixed income and alternative investment assets, partially offset by outflows in equity assets.

Securities Services net revenues of $3.42 billion for 2008 increased 26% compared with 2007, reflecting the impact of changes in the composition of securities lending customer balances, as well as higher total average customer balances.

Operating expenses of $4.94 billion for 2008 decreased 8% compared with 2007, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. Pre-tax earnings of $3.04 billion in 2008 increased 65% compared with 2007.

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

Operating expenses of $5.36 billion for 2007 increased 33% compared with 2006, primarily due to increased compensation and benefits expenses, resulting from higher discretionary compensation and growth in employment levels, and higher distribution fees (included in brokerage, clearing, exchange and distribution fees). Pre-tax earnings of $1.84 billion in 2007 decreased 24% compared with 2006.

Geographic Data

See Note 18 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for a summary of our total net revenues, pre-tax earnings and net earnings by geographic region.

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

We did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of November 2008 or November 2007.

In December 2007, the American Securitization Forum (ASF) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (ASF Framework). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention measures for securitized subprime residential mortgages that meet certain criteria. For certain eligible loans as defined in the ASF Framework, servicers may presume default is reasonably foreseeable and apply a fast-track loan modification plan, under which the loan interest rate will be kept at the introductory rate for a period of five years following the upcoming reset date. Mortgage loan modifications of these eligible loans will not affect our accounting treatment for QSPEs that hold the subprime loans.

The following table sets forth where a discussion of off-balance-sheet arrangements may be found in Part II, Items 7 and 8 of our Annual Report on Form 10-K:

Type of Off-Balance-Sheet Arrangement	Disclosure in our Annual Report on Form 10-K

Retained interests or contingent interests in assets transferred by us to nonconsolidated entities	See Note 4 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

Leases, letters of credit, and loans and other commitments	See “— Contractual Obligations and Commitments” below and Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

Guarantees	See Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

Other obligations, including contingent obligations, arising out of variable interests we have in nonconsolidated entities	See Note 4 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

Derivative contracts	See “— Critical Accounting Policies” above, and “— Risk Management” and “— Derivatives” below and Notes 3 and 7 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

In addition, see Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for a discussion of our consolidation policies.

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements but may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to extreme and adverse changes in our business and market environments. As of November 2008, our total shareholders’ equity was $64.37 billion (consisting of common shareholders’ equity of $47.90 billion and preferred stock of $16.47 billion) compared with total shareholders’ equity of $42.80 billion as of November 2007 (consisting of common shareholders’ equity of $39.70 billion and preferred stock of $3.10 billion). In addition to total shareholders’ equity, we consider the $5.00 billion of junior subordinated debt issued to trusts (see discussion below) to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Capital Requirements

We are subject to regulatory capital requirements administered by the U.S. federal banking agencies. Our bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital guidelines. Under the Federal Reserve Board’s capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA) that is applicable to GS Bank USA, Goldman Sachs and its bank depository institution subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. Goldman Sachs and its bank depository institution subsidiaries’ capital amounts, as well as GS Bank USA’s PCA classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. We anticipate reporting capital ratios as follows:

•	Before we became a bank holding company, we were subject to capital guidelines by the SEC as a Consolidated Supervised Entity (CSE) that were generally consistent with those set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). We currently compute and report our firmwide capital ratios in accordance with the Basel II requirements as applicable to us when we were regulated as a CSE for the purpose of assessing the adequacy of our capital. Under the Basel II framework as it applied to us when we were regulated as a CSE, we evaluate our Tier 1 Capital and Total Allowable Capital as a percentage of RWAs. As of November 2008, our Total Capital Ratio (Total Allowable Capital as a percentage of RWAs) was 18.9% and our Tier 1 Ratio (Tier 1 Capital as a percentage of RWAs) was 15.6%, in each case calculated under the Basel II framework as it applied to us when we were regulated as a CSE. See “— Consolidated Capital Ratios” below for further information. We expect to continue to report to investors for a period of time our Basel II capital ratios as applicable to us when we were regulated as a CSE.

•	The regulatory capital guidelines currently applicable to bank holding companies are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I), with Basel II to be phased in over time. We are currently working with the Federal Reserve Board to put in place the appropriate reporting and compliance mechanisms and methodologies to allow reporting of the Basel I capital ratios as of the end of March 2009.

•	In addition, we are currently working to implement the Basel II framework as applicable to us as a bank holding company (as opposed to as a CSE). U.S. banking regulators have incorporated the Basel II framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., transition to Basel II over the next several years.

The Federal Reserve Board also has established minimum leverage ratio guidelines. We were not subject to these guidelines before becoming a bank holding company and, accordingly, we are currently working with the Federal Reserve Board to finalize our methodology for calculating this ratio.

The Tier 1 leverage ratio is defined as Tier 1 capital (as applicable to us as a bank holding company) divided by adjusted average total assets (which includes adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. As of November 2008, our estimated Tier 1 leverage ratio was 6.1%. This ratio represents a preliminary estimate and may be revised in subsequent filings as we continue to work with the Federal Reserve Board to finalize the methodology for the calculation.

Consolidated Capital Ratios

The following table sets forth additional information on our capital ratios as of November 2008 calculated in the same manner (generally consistent with Basel II) as when the firm was regulated by the SEC as a CSE:

As of
November
2008
($ in millions)
I. Tier 1 and Total Allowable Capital
Common shareholders’ equity	$47,898
Preferred stock	16,471
Junior subordinated debt issued to trusts	5,000
Less: Goodwill	(3,523)
Less: Disallowable intangible assets	(1,386)
Less: Other deductions (1)	(1,823)

Tier 1 Capital	62,637
Other components of Total Allowable Capital
Qualifying subordinated debt (2)	13,703
Less: Other deductions (1)	(690)

Total Allowable Capital	$75,650

II. Risk-Weighted Assets
Market risk	$176,646
Credit risk	184,055
Operational risk	39,675

Total Risk-Weighted Assets	$400,376

III. Tier 1 Ratio	15.6%
IV. Total Capital Ratio	18.9%

(1)	Principally included investments in regulated insurance entities and certain financial service entities (50% was deducted from both Tier 1 Capital and Total Allowable Capital).

(2)	Substantially all of our existing subordinated debt qualified as Total Allowable Capital for CSE purposes.

Our RWAs are driven by the amount of market risk, credit risk and operational risk associated with our business activities in a manner generally consistent with methodologies set out in Basel II. The methodologies used to compute RWAs for each of market risk, credit risk and operational risk are closely aligned with our risk management practices. See “— Market Risk” and “— Credit Risk” below for a discussion of how we manage risks in our trading and principal investing businesses. Further details on the methodologies used to calculate RWAs are set forth below.

Risk-Weighted Assets for Market Risk

For positions captured in VaR, RWAs are calculated using VaR and other model-based measures, including requirements for incremental default risk and other event risks. VaR is the potential loss in value of trading positions due to adverse market movements over a defined time horizon with a specified confidence level. Market risk RWAs are calculated consistent with the specific conditions set out in the Basel II framework (based on VaR calibrated to a 99% confidence level, over a 10-day holding period, multiplied by a factor). Additional RWAs are calculated with respect to incremental default risk and other event risks, in a manner generally consistent with our internal risk management methodologies.

For positions not included in VaR because VaR is not the most appropriate measure of risk, we calculate RWAs based on alternative methodologies, including sensitivity analyses.

Risk-Weighted Assets for Credit Risk

RWAs for credit risk are calculated for on- and off-balance-sheet exposures that are not captured in our market risk RWAs, with the exception of OTC derivatives for which both market risk and credit risk RWAs are calculated. The calculations are consistent with the Advanced Internal Ratings Based (AIRB) approach and the Internal Models Method (IMM) of Basel II, and were based on Exposure at Default (EAD), which is an estimate of the amount that would be owed to us at the time of a default, multiplied by each counterparty’s risk weight.

Under the Basel II AIRB approach, a counterparty’s risk weight is generally derived from a combination of the Probability of Default (PD), the Loss Given Default (LGD) and the maturity of the trade or portfolio of trades, where:

•	PD is an estimate of the probability that an obligor will default over a one-year horizon. PD is derived from the use of internally determined equivalents of public rating agency ratings.

•	LGD is an estimate of the economic loss rate if a default occurs during economic downturn conditions. LGD is determined based on industry data.

For OTC derivatives and funding trades (such as repurchase and reverse repurchase transactions), we use the Basel II IMM approach, which allows EAD to be calculated using model-based measures to determine potential exposure, consistent with models and methodologies that we use for internal risk management purposes. For commitments, EAD is calculated as a percentage of the outstanding notional balance. For other credit exposures, EAD is generally the carrying value of the exposure.

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

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of the firm’s senior unsecured obligations. The level and composition of our equity capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “— Liquidity and Funding Risk — Credit Ratings” below for further information regarding our credit ratings.

Subsidiary Capital Requirements

Many of our subsidiaries are subject to separate regulation and capital requirements in the U.S. and/or elsewhere. GS&Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commissions merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, the Financial Industry Regulatory Authority, Inc. (FINRA) and the National Futures Association.

Our depository institution subsidiary, GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA was formed in November 2008 through the merger of our existing Utah industrial bank (named GS Bank USA) into our New York limited purpose trust company, with the surviving company taking the name GS Bank USA. As of November 2007, GS Bank USA’s predecessor was a wholly owned industrial bank regulated by the Utah Department of Financial Institutions, was a member of the FDIC and was subject to minimum capital requirements. We compute the capital ratios for GS Bank USA in accordance with the Basel I framework for purposes of assessing the adequacy of its capital. In order to be considered a “well capitalized” depository institution under the Federal Reserve Board guidelines, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%. In connection with the November 2008 asset transfer described below, GS Bank USA agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. In November 2008, we contributed subsidiaries with an aggregate of $117.16 billion of assets into GS Bank USA (which brought total assets in GS Bank USA to $145.06 billion as of November 2008). As a result, we are currently working with the Federal Reserve Board to finalize our methodology for the Basel I calculations. As of November 2008, under Basel I, GS Bank USA’s estimated Tier 1 capital ratio was 8.9% and estimated total capital ratio was 11.6%. In addition, GS Bank USA’s estimated Tier 1 leverage ratio was 9.1%.

Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA and GS Bank Europe, subject to certain exceptions. In November 2008, as noted above, we contributed subsidiaries, with an aggregate of $117.16 billion of assets, into GS Bank USA and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

GS Bank Europe, our regulated Irish bank, is subject to minimum capital requirements imposed by the Irish Financial Services Regulatory Authority. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, insurance, and other regulators and authorities around the world. Goldman Sachs International (GSI), our regulated U.K. broker-dealer, is subject to minimum capital requirements imposed by the Financial Services Authority (FSA). Goldman Sachs Japan Co., Ltd., our regulated Japanese broker-dealer, is subject to minimum capital requirements imposed by Japan’s Financial Services Agency. As of November 2008 and November 2007, these subsidiaries were in compliance with their local capital requirements.

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

Equity investments in subsidiaries are generally funded with parent company equity capital. As of November 2008, Group Inc.’s equity investment in subsidiaries was $51.70 billion compared with its total shareholders’ equity of $64.37 billion.

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

See Note 17 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our regulated subsidiaries.

Equity Capital Management

Our objective is to maintain a sufficient level and optimal composition of equity capital. We manage our capital through repurchases of our common stock, as permitted, and issuances of common and preferred stock, junior subordinated debt issued to trusts and other subordinated debt. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the consolidated and business unit levels. We attribute capital usage to each of our business units based upon our regulatory capital framework and manage the levels of usage based upon the balance sheet and risk limits established.

Share Repurchase Program.  Subject to the limitations of the U.S. Treasury’s TARP Capital Purchase Program described below under “— Equity Capital — Equity Capital Management — Preferred Stock,” we seek to use our share repurchase program to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock, in each case subject to the limit imposed under the U.S. Treasury’s TARP Capital Purchase Program. See “— Equity Capital — Equity Capital Management — Preferred Stock” below for information regarding restrictions on our ability to repurchase common stock.

The following table sets forth the level of share repurchases for the years ended November 2008 and November 2007:

	As of November
	2008	2007
	(in millions, except
	per share amounts)
Number of shares repurchased	10.54	41.22
Total cost	$2,037	$8,956
Average cost per share	$193.18	$217.29

As of November 2008, we were authorized to repurchase up to 60.9 million additional shares of common stock pursuant to our repurchase program. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 of our Annual Report on Form 10-K for additional information on our repurchase program.

Stock Offerings.  In September 2008, we completed a public offering of 46.7 million shares of common stock at $123.00 per share for proceeds of $5.75 billion.

In October 2008, we issued to Berkshire Hathaway Inc. and certain affiliates 50,000 shares of 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock), and a five-year warrant to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share, for aggregate proceeds of $5.00 billion. The allocated carrying values of the warrant and the Series G Preferred Stock on the date of issuance (based on their relative fair values) were $1.14 billion and $3.86 billion, respectively. The warrant is exercisable at any time until October 1, 2013 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events.

In October 2008, under the U.S. Treasury’s TARP Capital Purchase Program, we issued to the U.S. Treasury 10.0 million shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series H (Series H Preferred Stock), and a 10-year warrant to purchase up to 12.2 million shares of common stock at an exercise price of $122.90 per share, for aggregate proceeds of $10.00 billion. The allocated carrying values of the warrant and the Series H Preferred Stock on the date of issuance (based on their relative fair values) were $490 million and $9.51 billion, respectively. Cumulative dividends on the Series H Preferred Stock are payable at 5% per annum through November 14, 2013 and at a rate of 9% per annum thereafter. The Series H Preferred Stock will be accreted to the redemption price of $10.00 billion over five years. The warrant is exercisable at any time until October 28, 2018 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events. If, on or prior to December 31, 2009, we receive aggregate gross cash proceeds of at least $10 billion from sales of Tier 1 qualifying perpetual preferred stock or common stock, the number of shares of common stock issuable upon exercise of the warrant will be reduced by one-half of the original number of shares of common stock.

Preferred Stock.  As of November 2008, Goldman Sachs had 10.2 million shares of perpetual preferred stock issued and outstanding as set forth in the following table:

Preferred Stock by Series

	Dividend	Shares	Shares		Earliest	Redemption Value
Series	Preference	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)
A	Non-cumulative	30,000	50,000	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750

B	Non-cumulative	32,000	50,000	6.20% per annum	October 31, 2010	800

C	Non-cumulative	8,000	25,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200

D	Non-cumulative	54,000	60,000	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350

G	Cumulative	50,000	50,000	10.00% per annum	Date of issuance	5,500

H	Cumulative	10,000,000	10,000,000	5.00% per annum through November 14, 2013 and 9.00% per annum thereafter	Date of issuance	10,000

		10,174,000	10,235,000			$18,600

Each share of non-cumulative preferred stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at our option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $25,000 plus declared and unpaid dividends.

Each share of Series G Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $100,000 and is redeemable at our option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $110,000 plus accrued and unpaid dividends.

Each share of Series H Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $1,000 and is redeemable at our option, subject to the approval of the

Federal Reserve Board, at a redemption price equal to $1,000 plus accrued and unpaid dividends, provided that through November 14, 2011 the Series H Preferred Stock is redeemable only in an amount up to the aggregate net cash proceeds received from sales of Tier 1 qualifying perpetual preferred stock or common stock, and only once such sales have resulted in aggregate gross proceeds of at least $2.5 billion.

All series of preferred stock are pari passu and have a preference over our common stock upon liquidation. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. Our ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, our common stock is subject to certain restrictions in the event that we fail to pay or set aside full dividends on our preferred stock for the latest completed dividend period. In addition, pursuant to the U.S. Treasury’s TARP Capital Purchase Program, until the earliest of October 28, 2011, the redemption of all of the Series H Preferred Stock or transfer by the U.S. Treasury of all of the Series H Preferred Stock to third parties, we must obtain the consent of the U.S. Treasury to raise our common stock dividend or to repurchase any shares of common stock or other preferred stock, with certain exceptions (including repurchases of our common stock under our share repurchase program to offset dilution from equity-based compensation). For as long as the Series H Preferred Stock remains outstanding, due to the limitations pursuant to the U.S. Treasury’s TARP Capital Purchase Program, we will repurchase our common stock through our share repurchase program only for the purpose of offsetting dilution from equity-based compensation, to the extent permitted.

Junior Subordinated Debt Issued to Trusts in Connection with Normal Automatic Preferred Enhanced Capital Securities.  In 2007, we issued $1.75 billion of fixed rate junior subordinated debt to Goldman Sachs Capital II and $500 million of floating rate junior subordinated debt to Goldman Sachs Capital III, Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Goldman Sachs. The junior subordinated debt is included in “Unsecured long-term borrowings” in the consolidated statements of financial condition. In connection with the APEX issuance, we entered into stock purchase contracts with Goldman Sachs Capital II and III under which we will be obligated to sell and these entities will be obligated to purchase $2.25 billion of perpetual non-cumulative preferred stock that we will issue in the future. Goldman Sachs Capital II and III are required to remarket the junior subordinated debt in order to fund their purchase of the preferred stock, but in the event that a remarketing is unsuccessful, they will relinquish the subordinated debt to us in exchange for the preferred stock. Because of certain characteristics of the junior subordinated debt (and the associated APEX), including its long-term nature, the future issuance of perpetual non-cumulative preferred stock under the stock purchase contracts, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure, it qualifies as Tier 1 and Total Allowable Capital and is included as part of our equity capital.

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities.  We issued $2.84 billion of junior subordinated debentures in 2004 to Goldman Sachs Capital I, a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Goldman Sachs. The junior subordinated debentures are included in “Unsecured long-term borrowings” in the consolidated statements of financial condition. Because of certain characteristics of the junior subordinated debt (and the associated trust preferred securities), including its long-term nature, our ability to defer coupon interest for up to ten consecutive semi-annual periods and the subordinated nature of the debt in our capital structure, it qualifies as Tier 1 and Total Allowable Capital and is included as part of our equity capital.

Subordinated Debt.  In addition to junior subordinated debt issued to trusts, we had other subordinated debt outstanding of $14.17 billion as of November 2008. Although not part of our shareholders’ equity, substantially all of our subordinated debt qualifies as Total Allowable Capital.

Other Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of November
	2008		2007
	($ in millions, except
	per share amounts)
Total assets	$884,547		$1,119,796
Adjusted assets (1)	528,161		745,700
Total shareholders’ equity	64,369		42,800
Tangible equity capital (2)	64,186		42,728
Leverage ratio (3)	13.7	x	26.2	x
Adjusted leverage ratio (4)	8.2	x	17.5	x
Debt to equity ratio (5)	2.6	x	3.8	x
Common shareholders’ equity	$47,898		$39,700
Tangible common shareholders’ equity (6)	42,715		34,628
Book value per common share (7)	$98.68		$90.43
Tangible book value per common share (8)	88.00		78.88

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses and federal funds sold, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of November
		2008	2007
		(in millions)
Total assets		$884,547	$1,119,796
Deduct:	Securities borrowed	(180,795)	(277,413)
	Securities purchased under agreements to resell, at fair value and federal funds sold	(122,021)	(87,317)
Add:	Trading liabilities, at fair value	175,972	215,023
	Less derivative liabilities	(117,695)	(99,378)

	Subtotal	58,277	115,645
Deduct:	Cash and securities segregated for regulatory and other purposes	(106,664)	(119,939)
	Goodwill and identifiable intangible assets, excluding power contracts	(5,183)	(5,072)

Adjusted assets		$528,161	$745,700

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of November
		2008	2007
		(in millions)
Total shareholders’ equity		$64,369	$42,800
Add:	Junior subordinated debt issued to trusts	5,000	5,000
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts	(5,183)	(5,072)

Tangible equity capital		$64,186	$42,728

(3)	The leverage ratio equals total assets divided by total shareholders’ equity. This ratio is different from the Tier 1 leverage ratios included in “— Equity Capital — Consolidated Capital Requirements” and “— Equity Capital — Subsidiary Capital Requirements” above.

(4)	The adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of November
		2008	2007
		(in millions)
Total shareholders’ equity		$64,369	$42,800
Deduct:	Preferred stock	(16,471)	(3,100)

Common shareholders’ equity		47,898	39,700
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts	(5,183)	(5,072)

Tangible common shareholders’ equity		$42,715	$34,628

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 485.4 million and 439.0 million as of November 2008 and November 2007, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations and Commitments

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of November 2008:

Contractual Obligations
(in millions)

		2010-	2012-	2014-
	2009	2011	2013	Thereafter	Total
Unsecured long-term borrowings (1)(2)(3)	$—	$25,122	$38,750	$104,348	$168,220
Secured long-term financings (1)(2)(4)	—	6,735	4,417	6,306	17,458
Contractual interest payments (5)	8,145	14,681	11,947	34,399	69,172
Insurance liabilities (6)	642	951	791	4,879	7,263
Minimum rental payments	494	800	535	1,664	3,493
Purchase obligations	569	132	21	21	743

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $17.45 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159, primarily consisting of hybrid financial instruments and prepaid physical commodity transactions.

(4)	These obligations are reported within “Other secured financings” in the consolidated statements of financial condition and include $7.85 billion accounted for at fair value under SFAS No. 159.

(5)	Represents estimated future interest payments related to unsecured long-term borrowings and secured long-term financings based on applicable interest rates as of November 2008. Includes stated coupons, if any, on structured notes.

(6)	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

As of November 2008, our unsecured long-term borrowings were $168.22 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 7 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our unsecured long-term borrowings.

As of November 2008, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.49 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. In 2008, we incurred exit costs of $80 million related to our office space (included in

“Occupancy” and “Depreciation and Amortization” in the consolidated statement of earnings). We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

As of November 2008, included in purchase obligations was $483 million of construction-related obligations. Our construction-related obligations include commitments of $388 million related to our new headquarters in New York City, which is expected to cost between $2.1 billion and $2.3 billion. We have partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table. See Note 16 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information on FIN 48.

The following table sets forth our commitments as of November 2008:

Commitments
(in millions)

	Commitment Amount by Fiscal Period of Expiration
		2010-	2012-	2014-
	2009	2011	2013	Thereafter	Total
Commitments to extend credit
Commercial lending:
Investment-grade	$3,587	$2,705	$1,538	$177	$8,007
Non-investment-grade	1,188	1,767	5,708	655	9,318
William Street program	3,300	6,715	12,178	417	22,610
Warehouse financing	604	497	—	—	1,101

Total commitments to extend credit (1)	8,679	11,684	19,424	1,249	41,036
Forward starting resale and securities borrowing agreements	61,455	—	—	—	61,455
Forward starting repurchase and securities lending agreements	6,948	—	—	—	6,948
Commitments under letters of credit issued by banks to counterparties	6,953	101	197	—	7,251
Investment commitments	6,398	7,144	101	623	14,266
Underwriting commitments	241	—	—	—	241

Total	$90,674	$18,929	$19,722	$1,872	$131,197

(1)	Commitments to extend credit are net of amounts syndicated to third parties.

Our commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. In connection with our lending activities, we had outstanding commitments to extend credit of $41.04 billion as of November 2008. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. Our commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. We may seek to reduce our credit risk on these commitments by syndicating all or substantial portions of commitments to other investors in the future. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

Included within non-investment-grade commitments as of November 2008 was $2.07 billion of exposure to leveraged lending capital market transactions, $164 million related to commercial real estate transactions and $7.09 billion arising from other unfunded credit facilities. Including funded loans, our total exposure to leveraged lending capital market transactions was $7.97 billion as of November 2008.

The following table sets forth our exposure to leveraged lending capital market transactions by geographic region:

Leveraged Lending Capital Market Exposure by Geographic Region
(in millions)

	As of November 2008
	Funded	Unfunded	Total
Americas (1)	$3,036	$1,735	$4,771
EMEA (2)	2,294	259	2,553
Asia	568	73	641

Total	$5,898	$2,067	$7,965

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, and also by William Street Credit Corporation, GS Bank USA or Goldman Sachs Credit Partners L.P. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of GS Bank USA. The assets and liabilities of Commitment Corp. and Funding Corp. are legally separated from other assets and liabilities of the firm. With respect to most of the William Street commitments, SMFG provides us with credit loss protection that is generally limited to 95% of the first loss we realize on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection has been provided as of November 2008. We also use other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

Our commitments to extend credit also include financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of commercial mortgages as of November 2008.

See Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our commitments, contingencies and guarantees.

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

The Securities Divisional Risk Committee sets market risk limits for our trading activities subject to overall firmwide risk limits, based on a number of measures, including VaR, stress tests and scenario analyses.

Business unit risk limits are established by the appropriate risk committee and may be further allocated by the business unit managers to individual trading desks. Trading desk managers have the first line of responsibility for managing risk within prescribed limits. These managers have in-depth knowledge of the primary sources of risk in their respective markets and the instruments available to hedge their exposures.

Market risk limits are monitored by the Finance Division and are reviewed regularly by the appropriate risk committee. Limit violations are reported to the appropriate risk committee and business unit managers and addressed, as necessary. Credit risk limits are also monitored by the Finance Division and reviewed by the appropriate risk committee.

The Asset Management Divisional Risk Committee oversees various risk, valuation and credit issues related to our asset management business.

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

We seek to manage these risks by diversifying exposures, controlling position sizes and establishing economic hedges in related securities or derivatives. For example, we may seek to hedge a portfolio of common stocks by taking an offsetting position in a related equity-index futures contract. The ability to manage an exposure may, however, be limited by adverse changes in the liquidity of the security or the related hedge instrument and in the correlation of price movements between the security and related hedge instrument.

In addition to applying business judgment, senior management uses a number of quantitative tools to manage our exposure to market risk for “Trading assets, at fair value” and “Trading liabilities, at fair value” in the consolidated statements of financial condition. These tools include:

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

For the VaR numbers reported below, a one-day time horizon and a 95% confidence level were used. This means that there is a 1 in 20 chance that daily trading net revenues will fall below the expected daily trading net revenues by an amount at least as large as the reported VaR. Thus, shortfalls from expected trading net revenues on a single trading day greater than the reported VaR would be anticipated to occur, on average, about once a month. Shortfalls on a single day can exceed reported VaR by significant amounts. Shortfalls can also occur more frequently or accumulate over a longer time horizon such as a number of consecutive trading days.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Year Ended November
Risk Categories	2008	2007	2006
Interest rates	$142	$85	$49
Equity prices	72	100	72
Currency rates	30	23	21
Commodity prices	44	26	30
Diversification effect (2)	(108)	(96)	(71)

Total	$180	$138	$101

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $180 million in 2008 from $138 million in 2007, principally due to increases in the interest rate, commodity price and currency rate categories, partially offset by a decrease in the equity price category. The increase in interest rates was primarily due to higher levels of volatility and wider spreads, partially offset by position reductions, and the increases in commodity prices and currency rates were primarily due to higher levels of volatility. The decrease in equity prices was principally due to position reductions, partially offset by higher levels of volatility.

Our average daily VaR increased to $138 million in 2007 from $101 million in 2006. The increase was primarily due to higher levels of exposure and volatility in interest rates and equity prices.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was $1 million as of November 2008. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was $1 million (including hedges) as of November 2008.

Daily VaR (1)
(in millions)

			Year Ended
	As of November		November 2008
Risk Categories	2008	2007	High	Low
Interest rates	$228	$105	$228	$93
Equity prices	38	82	234	36
Currency rates	36	35	55	17
Commodity prices	33	33	68	25
Diversification effect (2)	(91)	(121)

Total	$244	$134	$246	$129

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR increased to $244 million as of November 2008 from $134 million as of November 2007, primarily due to an increase in the interest rate category and a reduction in the diversification benefit across risk categories, partially offset by a decrease in the equity price category. The increase in interest rates was principally due to higher levels of volatility and wider spreads, partially offset by position reductions. The decrease in equity prices was primarily due to position reductions, partially offset by higher levels of volatility.

The following chart presents our daily VaR during 2008:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the year ended November 2008:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on 13 and 10 occasions during 2008 and 2007, respectively.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

		10% Sensitivity
		Amount as of November
Asset Categories	10% Sensitivity Measure	2008	2007
		(in millions)

Trading Risk (1)
Equity (2)	Underlying asset value	$790	$1,325
Debt (3)	Underlying asset value	808	1,020

Non-trading Risk
ICBC	ICBC ordinary share price	202	250
Other Equity (4)	Underlying asset value	1,155	1,054
Debt (5)	Underlying asset value	694	500
Real Estate (6)	Underlying asset value	1,330	1,108

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for information on “Other assets.”

(2)	Relates to private and restricted public equity securities held within the FICC and Equities components of our Trading and Principal Investments segment.

(3)	Relates to acquired portfolios of distressed loans (primarily backed by commercial and residential real estate collateral), bank loans and bridge loans, and loans backed by commercial real estate and held within the FICC component of our Trading and Principal Investments segment.

(4)	Primarily relates to interests in our merchant banking funds that invest in corporate equities.

(5)	Primarily relates to interests in our merchant banking funds that invest in corporate mezzanine debt instruments.

(6)	Primarily relates to interests in our merchant banking funds that invest in real estate. Such funds typically employ leverage as part of the investment strategy. This sensitivity measure is based on our percentage ownership of the underlying asset values in the funds and unfunded commitments to the funds.

The decrease in our 10% sensitivity measures as of November 2008 from November 2007 for equity and debt positions in our trading portfolio was due to dispositions and a decrease in the fair value of the portfolio, partially offset by new investments. The increase in our 10% sensitivity measures as of November 2008 from November 2007 for our non-trading portfolio (excluding ICBC) was due to new investments, partially offset by a decrease in the fair value of the portfolio.

In addition to the positions included in VaR and the other risk measures described above, as of November 2008, we held approximately $10.39 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $3.08 billion of U.S. government, federal agency and sovereign obligations, $2.87 billion of corporate debt securities and other debt obligations, $2.86 billion of money market instruments, and $1.22 billion of mortgage and other asset-backed loans and securities. As of November 2007, we held approximately $10.58 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $4.70 billion of mortgage and other asset-backed loans and securities, $2.93 billion of corporate debt securities and other debt obligations and $2.77 billion of U.S. government, federal agency and sovereign obligations. In addition, as of November 2008 and November 2007, we held commitments and loans under the William Street credit extension program. See “— Contractual Obligations and Commitments — Commitments” above for information on our William Street program.

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

To measure and manage our credit exposures, we use a variety of tools, including credit limits referenced to both current exposure and potential exposure. Potential exposure is an estimate of exposure, within a specified confidence level, that could be outstanding over the life of a transaction based on market movements. In addition, as part of our market risk management process, for positions measured by changes in credit spreads, we use VaR and other sensitivity measures. To supplement our primary credit exposure measures, we also use scenario analyses, such as credit spread widening scenarios, stress tests and other quantitative tools.

Our global credit management systems monitor credit exposure to individual counterparties and on an aggregate basis to counterparties and their affiliates. These systems also provide management, including the Firmwide Risk and Credit Policy Committees, with information regarding credit risk by product, industry sector, country and region.

While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks and investment funds, resulting in significant credit concentration with respect to this industry. In the ordinary course of business, we may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer.

As of November 2008 and November 2007, we held $53.98 billion (6% of total assets) and $45.75 billion (4% of total assets), respectively, of U.S. government and federal agency obligations included in “Trading assets, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the consolidated statements of financial condition. As of November 2008 and November 2007, we held $21.13 billion (2% of total assets) and $31.65 billion (3% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of Japan and the United Kingdom. In addition, as of November 2008 and November 2007, $126.27 billion and $144.92 billion of our securities purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes”), respectively, were collateralized by U.S. government and federal agency obligations. As of November 2008 and November 2007, $65.37 billion and $41.26 billion of our securities purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations. As of November 2008 and November 2007, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets. However, over the past several years, the amount and duration of our credit exposures with respect to OTC derivatives has been increasing, due to, among other factors, the growth of our OTC derivative activities and market evolution toward longer-dated transactions. A further discussion of our derivative activities follows below.

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

The fair value of our derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in our consolidated statements of financial condition when we believe a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

The following tables set forth the fair values of our OTC derivative assets and liabilities by product and by remaining contractual maturity:

OTC Derivatives
(in millions)

Assets	As of November 2008
	0-12	1 - 5	5 - 10	10 Years
Contract Type	Months	Years	Years	or Greater	Total

Interest rates	$16,220	$43,864	$35,050	$40,649	$135,783
Credit derivatives	10,364	45,596	20,110	13,788	89,858
Currencies	28,056	12,191	5,980	4,137	50,364
Commodities	13,660	12,717	1,175	1,681	29,233
Equities	17,830	4,742	3,927	1,061	27,560
Netting across contract types (1)	(6,238)	(9,160)	(3,515)	(3,802)	(22,715)

Subtotal	$79,892 (4)	$109,950	$62,727	$57,514	$310,083

Cross maturity netting (2)					(48,750)
Cash collateral netting (3)					(137,160)

Total					$124,173

Liabilities
	0-12	1 - 5	5 - 10	10 Years
Contract Type	Months	Years	Years	or Greater	Total

Interest rates	$8,004	$16,152	$17,456	$26,399	$68,011
Credit derivatives	6,591	20,958	10,301	13,610	51,460
Currencies	29,130	13,755	4,109	2,051	49,045
Commodities	12,685	10,391	1,575	827	25,478
Equities	14,016	4,741	1,751	320	20,828
Netting across contract types (1)	(6,238)	(9,160)	(3,515)	(3,802)	(22,715)

Subtotal	$64,188 (4)	$56,837	$31,677	$39,405	$192,107

Cross maturity netting (2)					(48,750)
Cash collateral netting (3)					(34,009)

Total					$109,348

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types within a maturity category, pursuant to credit support agreements.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $56.72 billion and $51.26 billion, respectively.

OTC Derivatives
(in millions)

Assets	As of November 2007
	0-12	1 - 5	5 - 10	10 Years
Contract Type	Months	Years	Years	or Greater	Total

Interest rates	$8,703	$10,965	$17,176	$28,388	$65,232
Credit derivatives	11,168	13,006	6,501	20,163	50,838
Currencies	20,586	9,275	5,106	2,127	37,094
Commodities	6,264	12,064	1,766	899	20,993
Equities	13,845	5,312	4,273	1,603	25,033
Netting across contract types (1)	(3,355)	(5,665)	(3,132)	(2,066)	(14,218)

Subtotal	$57,211 (4)	$44,957	$31,690	$51,114	$184,972

Cross maturity netting (2)					(33,849)
Cash collateral netting (3)					(59,050)

Total					$92,073

Liabilities
	0-12	1 - 5	5 - 10	10 Years
Contract Type	Months	Years	Years	or Greater	Total

Interest rates	$10,234	$10,802	$9,816	$10,287	$41,139
Credit derivatives	7,085	11,842	5,084	16,077	40,088
Currencies	16,560	9,815	1,446	1,772	29,593
Commodities	8,752	9,690	2,757	506	21,705
Equities	17,460	7,723	3,833	1,382	30,398
Netting across contract types (1)	(3,355)	(5,665)	(3,132)	(2,066)	(14,218)

Subtotal	$56,736 (4)	$44,207	$19,804	$27,958	$148,705

Cross maturity netting (2)					(33,849)
Cash collateral netting (3)					(27,758)

Total					$87,098

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types within a maturity category, pursuant to credit support agreements.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $41.80 billion and $41.12 billion, respectively.

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

OTC Derivative Credit Exposure
(in millions)

	As of November 2008
								Exposure
Credit Rating	0-12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$5,700	$7,000	$4,755	$2,726	$20,181	$(6,765)	$13,416	$12,328
AA/Aa2	26,040	37,378	30,293	18,084	111,795	(78,085)	33,710	29,438
A/A2	22,374	34,796	15,317	20,498	92,985	(58,744)	34,241	28,643
BBB/Baa2	11,844	19,200	7,635	13,302	51,981	(29,791)	22,190	16,155
BB/Ba2 or lower	13,161	10,403	4,035	2,711	30,310	(12,515)	17,795	11,212
Unrated	773	1,173	692	193	2,831	(10)	2,821	1,550

Total	$79,892 (1)	$109,950	$62,727	$57,514	$310,083	$(185,910)	$124,173	$99,326

	As of November 2007
								Exposure
Credit Rating	0-12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$6,018	$3,354	$2,893	$7,875	$20,140	$(3,600)	$16,540	$14,453
AA/Aa2	19,331	14,339	13,184	22,708	69,562	(40,661)	28,901	24,758
A/A2	14,491	13,380	10,012	15,133	53,016	(32,453)	20,563	16,010
BBB/Baa2	4,059	5,774	1,707	2,777	14,317	(4,437)	9,880	6,542
BB/Ba2 or lower	6,854	5,676	3,347	2,541	18,418	(4,834)	13,584	7,366
Unrated	6,458	2,434	547	80	9,519	(6,914)	2,605	1,280

Total	$57,211 (1)	$44,957	$31,690	$51,114	$184,972	$(92,899)	$92,073	$70,409

(1)	Includes fair values of OTC derivative assets, maturing within six months, of $56.72 billion and $41.80 billion as of November 2008 and November 2007, respectively.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate.

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

Excess Liquidity

Our most important liquidity policy is to pre-fund what we estimate will be our likely cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Goldman Sachs’ businesses are diverse, and its cash needs are driven by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger unsecured debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our unsecured liabilities and our funding costs.

The size of our Global Core Excess is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model identifies and estimates cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured debt and letters of credit;

•	potential buybacks of a portion of our outstanding negotiable unsecured debt and potential withdrawals of client deposits;

•	adverse changes in the terms or availability of secured funding;

•	derivatives and other margin and collateral outflows, including those due to market moves;

•	potential cash outflows associated with our prime brokerage business;

•	additional collateral that could be called in the event of a two-notch downgrade in our credit ratings;

•	draws on our unfunded commitments not supported by William Street Funding Corporation (1); and

•	upcoming cash outflows, such as tax and other large payments.

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities), as well as overnight cash deposits, of our Global Core Excess:

	Year Ended November
	2008	2007
	(in millions)
U.S. dollar-denominated	$78,048	$52,115
Non-U.S. dollar-denominated	18,677	11,928

Total Global Core Excess (2)	$96,725	$64,043

The U.S. dollar-denominated excess is comprised of only unencumbered U.S. government securities, U.S. agency securities and highly liquid U.S. agency mortgage-backed securities, all of which are eligible as collateral in Federal Reserve open market operations, as well as overnight cash deposits. Our non-U.S. dollar-denominated excess is comprised of only unencumbered French, German, United Kingdom and Japanese government bonds and overnight cash deposits in highly liquid currencies. We strictly limit our Global Core Excess to this narrowly defined list of securities and cash because we believe they are highly liquid, even in a difficult funding environment. We do not believe other potential sources of excess liquidity, such as lower-quality unencumbered securities or committed credit facilities, are as reliable in a liquidity crisis.

We maintain our Global Core Excess to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and all of its subsidiaries. The amount of our Global Core Excess is driven by our assessment of potential cash and collateral outflows, regulatory obligations and the currency and timing requirements of our global business model. In addition, we recognize that our Global Core Excess held in a regulated entity may not be available to our parent company or other subsidiaries and therefore may only be available to meet the potential liquidity requirements of that entity.

(1) The Global Core Excess excludes liquid assets of $4.40 billion held separately by William Street Funding Corporation. See “— Contractual Obligations and Commitments” above for a further discussion of the William Street credit extension program.
(2) Beginning in 2008, our Global Core Excess as presented includes the Global Core Excess of GS Bank USA and GS Bank Europe. The 2007 amounts include $3.48 billion of Global Core Excess at GS Bank USA.

In addition to our Global Core Excess, we have a significant amount of other unencumbered securities as a result of our business activities. These assets, which are located in the U. S., Europe and Asia, include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.

We maintain our Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess, as well as overnight cash deposits, and our other unencumbered assets averaged $163.41 billion and $156.74 billion for the fiscal years ended November 2008 and November 2007, respectively.

Asset-Liability Management

We seek to maintain a highly liquid balance sheet and substantially all of our inventory is marked-to-market daily. We utilize aged inventory limits for certain financial instruments as a disincentive to our businesses to hold inventory over longer periods of time. We believe that these limits provide a complementary mechanism for ensuring appropriate balance sheet liquidity in addition to our standard position limits. Although our balance sheet fluctuates due to client activity, market conventions and periodic market opportunities in certain of our businesses, our total assets and adjusted assets at financial statement dates are typically not materially different from those occurring within our reporting periods.

We seek to manage the maturity profile of our secured and unsecured funding base such that we should be able to liquidate our assets prior to our liabilities coming due, even in times of prolonged or severe liquidity stress. We do not rely on immediate sales of assets (other than our Global Core Excess) to maintain liquidity in a distressed environment, although we recognize orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis.

In order to avoid reliance on asset sales, our goal is to ensure that we have sufficient total capital (unsecured long-term borrowings plus total shareholders’ equity) to fund our balance sheet for at least one year. The target amount of our total capital is based on an internal liquidity model, which incorporates, among other things, the following long-term financing requirements:

•	the portion of trading assets that we believe could not be funded on a secured basis in periods of market stress, assuming conservative loan values;

•	goodwill and identifiable intangible assets, property, leasehold improvements and equipment, and other illiquid assets;

•	derivative and other margin and collateral requirements;

•	anticipated draws on our unfunded loan commitments; and

•	capital or other forms of financing in our regulated subsidiaries that are in excess of their long-term financing requirements. See “— Conservative Liability Structure” below for a further discussion of how we fund our subsidiaries.

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The following table sets forth our aggregate holdings in these categories of financial instruments:

	As of November
	2008	2007
	(in millions)
Mortgage and other asset-backed loans and securities	$22,393	$46,436	(6)
Bank loans and bridge loans (1)	21,839	49,154
Emerging market debt securities	2,827	3,343
High-yield and other debt obligations	9,998	12,807
Private equity and real estate fund investments (2)	18,171	16,244
Emerging market equity securities	2,665	8,014
ICBC ordinary shares (3)	5,496	6,807
SMFG convertible preferred stock (4)	1,135	4,060
Other restricted public equity securities	568	3,455
Other investments in funds (5)	2,714	3,437

(1)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(2)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $1.16 billion and $8.13 billion as of November 2008 and November 2007, respectively, for which Goldman Sachs does not bear economic exposure.

(3)	Includes interests of $3.48 billion and $4.30 billion as of November 2008 and November 2007, respectively, held by investment funds managed by Goldman Sachs.

(4)	During our second quarter of 2008, we converted one-third of our SMFG preferred stock investment into SMFG common stock, and delivered the common stock to close out one-third of our hedge position.

(5)	Includes interests in other investment funds that we manage.

(6)	Excludes $7.64 billion as of November 2007 of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. We distributed to investors the securities that were issued by the securitization vehicles and therefore did not bear economic exposure to the underlying mortgage whole loans.

A large portion of these assets are funded through secured funding markets or nonrecourse financing. We focus on funding these assets on a secured basis with long contractual maturities to reduce refinancing risk in periods of market stress.

See Note 3 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding the financial instruments we hold.

Conservative Liability Structure

We seek to structure our liabilities conservatively to reduce refinancing risk and the risk that we may be required to redeem or repurchase certain of our borrowings prior to their contractual maturity.

We fund a substantial portion of our inventory on a secured basis, which we believe provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to the underlying collateral. However, we recognize that the terms or availability of secured funding, particularly overnight funding, can deteriorate rapidly in a difficult environment. To help mitigate this risk, we raise the majority of our funding for durations longer than overnight. We seek longer terms for secured funding collateralized by lower-quality assets, as we believe these funding transactions may pose greater refinancing risk. The weighted average life of our secured funding, excluding funding collateralized by highly liquid securities, such as U.S., French, German, United Kingdom and Japanese government bonds, and U.S. agency securities, exceeded 100 days as of November 2008.

Our liquidity also depends to an important degree on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of November 2008 and November 2007, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $52.66 billion and $71.56 billion, respectively. See Note 6 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our unsecured short-term borrowings.

We issue long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through 2014:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of November 2008 was approximately eight years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into U.S. dollar obligations with short-term floating interest rates in order to minimize our exposure to interest rates and foreign exchange movements.

We issue substantially all of our unsecured debt without provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.

As of November 2008, our bank depository institution subsidiaries had $27.64 billion in customer deposits, including $19.15 billion of deposits from our bank sweep programs and $8.49 billion of brokered certificates of deposit with a weighted average maturity of three years. In addition, we are pursuing a number of strategies to raise additional deposits as a source of funding for the firm. As of

September 2008, GS Bank USA has access to funding through the Federal Reserve Bank discount window. While we do not rely on funding through the Federal Reserve Bank discount window in our liquidity modeling and stress testing, we maintain policies and procedures necessary to access this funding.

We seek to maintain broad and diversified funding sources globally for both secured and unsecured funding. We make extensive use of the repurchase agreement and securities lending markets, as well as other secured funding markets. In addition, we issue debt through syndicated U.S. registered offerings, U.S. registered and 144A medium-term note programs, offshore medium-term note offerings and other bond offerings, U.S. and non-U.S. commercial paper and promissory note issuances and other methods. We also arrange for letters of credit to be issued on our behalf.

We seek to distribute our funding products through our own sales force to a large, diverse global creditor base and we believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies, mutual funds and individuals. We access funding in a variety of markets in the Americas, Europe and Asia. We have imposed various internal guidelines on creditor concentration, including the amount of our commercial paper and promissory notes that can be owned and letters of credit that can be issued by any single creditor or group of creditors.

In the latter half of 2008, we were unable to raise significant amounts of long-term unsecured debt in the public markets, other than as a result of the issuance of securities guaranteed by the FDIC under the TLGP. It is unclear when we will regain access to the public long-term unsecured debt markets on customary terms or whether any similar program will be available after the TLGP’s scheduled June 2009 expiration. However, we continue to have access to short-term funding and to a number of sources of secured funding, both in the private markets and through various government and central bank sponsored initiatives.

Over the past year, a number of U.S. regulatory agencies have taken steps to enhance the liquidity support available to financial services companies such as Group Inc., GS&Co., GSI and GS Bank USA. Some of these steps include:

•	The Federal Reserve Bank of New York established the Primary Dealer Credit Facility in March 2008 to provide overnight funding to primary dealers in exchange for a specified range of collateral. In September 2008, the eligible collateral was expanded to include all collateral eligible in tri-party repurchase arrangements with the major clearing banks, and the facility was made available to GSI. This facility is scheduled to expire on April 30, 2009.

•	The Federal Reserve Board introduced a new Term Securities Lending Facility (TSLF) in March 2008, which extended the term for which the Federal Reserve Board will lend Treasury securities to primary dealers from overnight to 28 days and, in September 2008, expanded the types of assets that can be used as collateral under the TSLF to include all investment-grade debt securities (rather than just Treasury, agency and certain AAA-rated asset-backed securities). This facility is scheduled to expire on April 30, 2009.

•	In October 2008, the Federal Reserve Board established the Commercial Paper Funding Facility (CPFF) to serve as a funding backstop to facilitate the issuance of term commercial paper by eligible issuers. Through the CPFF, the Federal Reserve Bank of New York will finance the purchase of unsecured and asset-backed highly rated, U.S. dollar-denominated, three-month commercial paper from eligible issuers through its primary dealers. The facility is scheduled to expire on April 30, 2009. Our available funding under the CPFF is approximately $11 billion, of which a de minimis amount was utilized as of January 22, 2009.

•	The FDIC’s TLGP, which was established in October 2008, provides a guarantee of certain newly issued senior unsecured debt issued by eligible entities, including Group Inc. and GS Bank USA, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts held by FDIC-insured banks (such as GS Bank USA). The debt guarantee is available, subject to limitations, for debt issued through June 30, 2009 and the deposit coverage lasts through December 31, 2009. We are able to have outstanding approximately $35 billion of debt under the TLGP that is issued prior to June 30, 2009. As of November 2008 and January 22, 2009, we had outstanding $4.18 billion of senior unsecured short-term borrowings and $25.54 billion of senior unsecured debt (comprised of $11.57 billion of short-term and $13.97 billion of long-term), respectively, under the TLGP.

See “— Certain Risk Factors That May Affect Our Businesses” above, and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for a discussion of factors that could impair our ability to access the capital markets.

Subsidiary Funding Policies.  Substantially all of our unsecured funding is raised by our parent company, Group Inc. The parent company then lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing and capital requirements. In addition, the parent company provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. The benefits of this approach to subsidiary funding include enhanced control and greater flexibility to meet the funding requirements of our subsidiaries. Funding is also raised at the subsidiary level through secured funding and deposits.

Our intercompany funding policies are predicated on an assumption that, unless legally provided for, funds or securities are not freely available from a subsidiary to its parent company or other subsidiaries. In particular, many of our subsidiaries are subject to laws that authorize regulatory bodies to block or limit the flow of funds from those subsidiaries to Group Inc. Regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on obligations, including debt obligations. As such, we assume that capital or other financing provided to our regulated subsidiaries is not available to our parent company or other subsidiaries until the maturity of such financing. In addition, we recognize that the Global Core Excess held in our regulated entities may not be available to our parent company or other subsidiaries and therefore may only be available to meet the potential liquidity requirements of those entities.

We also manage our liquidity risk by requiring senior and subordinated intercompany loans to have maturities equal to or shorter than the maturities of the aggregate borrowings of the parent company. This policy ensures that the subsidiaries’ obligations to the parent company will generally mature in advance of the parent company’s third-party borrowings. In addition, many of our subsidiaries and affiliates maintain unencumbered assets to cover their unsecured intercompany borrowings (other than subordinated debt) in order to mitigate parent company liquidity risk.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries; for example, as of November 2008, Group Inc. had $26.01 billion of such equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $22.06 billion invested in GSI, a regulated U.K. broker-dealer; $2.48 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.79 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $17.32 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $62.81 billion of unsubordinated loans to these entities as of November 2008, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Credit Ratings

We rely upon the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are important when we are competing in certain markets and when we seek to engage in longer-term transactions, including OTC derivatives. We believe our credit ratings are primarily based on the credit rating agencies’ assessment of our liquidity, market, credit and operational risk management practices, the level and variability of our earnings, our capital base, our franchise, reputation and management, our corporate governance and the external operating environment. See “— Certain Risk Factors That May Affect Our Businesses” above, and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

On December 16, 2008, Moody’s Investors Service affirmed Group Inc.’s Short-Term Debt rating and lowered Group Inc.’s ratings on Long-Term Debt (from Aa3 to A1), Subordinated Debt (from A1 to A2) and Preferred Stock (from A2 to A3), and retained its outlook of “negative.” Also on December 16, 2008, Dominion Bond Rating Service Limited affirmed Group Inc.’s credit ratings but revised its outlook from “negative” to “under review with negative implications.” On December 17, 2008, Rating and Investment Information, Inc. affirmed Group Inc.’s Short-Term Debt rating at a-1+, lowered Group Inc.’s Long-Term Debt ratings from AA to AA- and retained its outlook of “negative.” On December 19, 2008, Standard & Poor’s Ratings Services lowered Group Inc.’s ratings on Short-Term Debt (from A-1+ to A-1), Long-Term Debt (from AA- to A), Subordinated Debt (from A+ to A-) and Preferred Stock (from A to BBB) and retained its outlook of “negative.” On January 23, 2009, Dominion Bond Rating Service Limited lowered Group Inc.’s ratings on Long-Term Debt (from AA (low) to A (high)), Subordinated Debt (from A (high) to A) and Preferred Stock (from A to A (low)).

The following table sets forth our unsecured credit ratings as of January 23, 2009:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	A	A (low)
Fitch, Inc.	F1+	AA-	A+	A+
Moody’s Investors Service	P-1	A1	A2	A3
Standard & Poor’s Ratings Services	A-1	A	A-	BBB
Rating and Investment Information, Inc.	a-1+	AA-	Not Applicable	Not Applicable

Based on our credit ratings as of November 2008, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.11 billion and $1.51 billion would have been required in the event of a one-notch and two-notch reduction, respectively, in our long-term credit ratings. Based on our credit ratings reflected in the above table, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $897 million and $2.14 billion would have been required in the event of a one-notch and two-notch reduction, respectively, in our long-term credit ratings as of December 26, 2008. In evaluating our liquidity requirements, we consider additional collateral or termination payments that would be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Year Ended November 2008.  Our cash and cash equivalents increased by $5.46 billion to $15.74 billion at the end of 2008. We raised $9.80 billion in net cash from operating and financing activities, primarily from common and preferred stock issuances and deposits, partially offset by repayments of short-term borrowings. We used net cash of $4.34 billion in our investing activities.

Year Ended November 2007.  Our cash and cash equivalents increased by $4.34 billion to $10.28 billion at the end of 2007. We raised $73.79 billion in net cash from financing and investing activities, primarily through the issuance of unsecured borrowings, partially offset by common stock repurchases. We used net cash of $69.45 billion in our operating activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

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

Operational Risk Management & Analysis, a risk management function independent of our revenue-producing units, is responsible for developing and implementing a formalized framework to identify, measure, monitor, and report operational risks to support active risk management across Goldman Sachs. This framework, which evolves with the changing needs of our businesses and regulatory guidance, incorporates analysis of internal and external operational risk events, business environment and internal control factors, and scenario analysis. The framework also provides regular reporting of our operational risk exposures to our Board, risk committees and senior management. For a further discussion of operational risk see “— Certain Risk Factors That May Affect Our Businesses” above, and “— Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Recent Accounting Developments

EITF Issue No. 06-11.  In June 2007, the Emerging Issues Task Force (EITF) reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. We currently account for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF Issue No. 06-11 to have a material effect on our financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 140-3.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption. Early adoption is prohibited. We do not expect adoption of FSP No. FAS 140-3 to have a material effect on our financial condition and cash flows. Adoption of FSP No. FAS 140-3 will have no effect on our results of operations.

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

FASB Staff Position No. EITF 03-6-1.  In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. We do not expect adoption of FSP No. EITF 03-6-1 to have a material effect on our results of operations or earnings per share.

FASB Staff Position No. FAS 133-1 and FIN 45-4.  In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP No. FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude credit derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP No. FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP No. FAS 133-1 and FIN 45-4 did not have an effect on our financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 157-3.  In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP No. FAS 157-3 did not have an effect on our financial condition, results of operations or cash flows.

SFAS No. 141(R).  In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. We will apply the provisions of SFAS No. 141(R) to business combinations occurring after December 26, 2008. Adoption of SFAS No. 141(R) will not affect our financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.

SFAS No. 160.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in consolidated subsidiaries held by parties other than the parent (noncontrolling interests) be accounted for and presented as equity, rather than as a liability or mezzanine equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, but the presentation and disclosure requirements are to be applied retrospectively. We do not expect adoption of the statement to have a material effect on our financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 140-4 and FIN 46(R)-8.  In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP will not affect our financial condition, results of operations or cash flows.

EITF Issue No. 07-5.  In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-5 provides guidance about whether an instrument (such as our outstanding common stock warrants) should be classified as equity and not marked to market for accounting purposes. EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008. Adoption of EITF Issue No. 07-5 will not affect our financial condition, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of our Annual Report on Form 10-K.

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

As of the end of the firm’s 2008 fiscal year, management conducted an assessment of the effectiveness of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of November 28, 2008 was effective.

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

The firm’s internal control over financial reporting as of November 28, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 130, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of November 28, 2008.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at November 28, 2008 and November 30, 2007, and the results of its operations and its cash flows for each of the three fiscal years in the period ended November 28, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 129. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, as of the beginning of 2007 the Company adopted SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”

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

/s/ PricewaterhouseCoopers LLP

New York, New York
January 22, 2009

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended November
	2008	2007	2006
	(in millions, except per
	share amounts)

Revenues
Investment banking	$5,179	$7,555	$5,613
Trading and principal investments	8,095	29,714	24,027
Asset management and securities services	4,672	4,731	4,527
Interest income	35,633	45,968	35,186

Total revenues	53,579	87,968	69,353

Interest expense	31,357	41,981	31,688

Revenues, net of interest expense	22,222	45,987	37,665

Operating expenses
Compensation and benefits	10,934	20,190	16,457

Brokerage, clearing, exchange and distribution fees	2,998	2,758	1,985
Market development	485	601	492
Communications and technology	759	665	544
Depreciation and amortization	1,022	624	521
Amortization of identifiable intangible assets	240	195	173
Occupancy	960	975	850
Professional fees	779	714	545
Other expenses	1,709	1,661	1,538

Total non-compensation expenses	8,952	8,193	6,648

Total operating expenses	19,886	28,383	23,105

Pre-tax earnings	2,336	17,604	14,560
Provision for taxes	14	6,005	5,023

Net earnings	2,322	11,599	9,537
Preferred stock dividends	281	192	139

Net earnings applicable to common shareholders	$2,041	$11,407	$9,398

Earnings per common share
Basic	$4.67	$26.34	$20.93
Diluted	4.47	24.73	19.69

Average common shares outstanding
Basic	437.0	433.0	449.0
Diluted	456.2	461.2	477.4

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of November
	2008	2007
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$15,740	$10,282
Cash and securities segregated for regulatory and other purposes (includes $78,830 and $94,018 at fair value as of November 2008 and November 2007, respectively)	106,664	119,939
Collateralized agreements:
Securities purchased under agreements to resell, at fair value, and federal funds sold (includes $116,671 and $85,717 at fair value as of November 2008 and November 2007, respectively)	122,021	87,317
Securities borrowed (includes $59,810 and $83,277 at fair value as of November 2008 and November 2007, respectively)	180,795	277,413
Receivables from brokers, dealers and clearing organizations	25,899	19,078
Receivables from customers and counterparties (includes $1,598 and $1,950 at fair value as of November 2008 and November 2007, respectively)	64,665	129,105
Trading assets, at fair value (includes $26,313 and $46,138 pledged as collateral as of November 2008 and November 2007, respectively)	338,325	452,595
Other assets	30,438	24,067

Total assets	$884,547	$1,119,796

Liabilities and shareholders’ equity
Deposits (includes $4,224 and $463 at fair value as of November 2008 and November 2007, respectively)	$27,643	$15,370
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	62,883	159,178
Securities loaned (includes $7,872 and $5,449 at fair value as of November 2008 and November 2007, respectively)	17,060	28,624
Other secured financings (includes $20,249 and $33,581 at fair value as of November 2008 and November 2007, respectively)	38,683	65,710
Payables to brokers, dealers and clearing organizations	8,585	8,335
Payables to customers and counterparties	245,258	310,118
Trading liabilities, at fair value	175,972	215,023
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $23,075 and $48,331 at fair value as of November 2008 and November 2007, respectively)	52,658	71,557
Unsecured long-term borrowings (includes $17,446 and $15,928 at fair value as of November 2008 and November 2007, respectively)	168,220	164,174
Other liabilities and accrued expenses (includes $978 at fair value as of November 2008)	23,216	38,907

Total liabilities	820,178	1,076,996

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $18,100 and $3,100 as of November 2008 and November 2007, respectively	16,471	3,100
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 680,953,836 and 618,707,032 shares issued as of November 2008 and November 2007, respectively, and 442,537,317 and 390,682,013 shares outstanding as of November 2008 and November 2007, respectively	7	6
Restricted stock units and employee stock options	9,284	9,302
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	31,071	22,027
Retained earnings	39,913	38,642
Accumulated other comprehensive income/(loss)	(202)	(118)
Common stock held in treasury, at cost, par value $0.01 per share; 238,416,519 and 228,025,019 shares as of November 2008 and November 2007, respectively	(32,175)	(30,159)

Total shareholders’ equity	64,369	42,800

Total liabilities and shareholders’ equity	$884,547	$1,119,796

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended November
	2008	2007	2006
	(in millions, except per share amounts)

Preferred stock
Balance, beginning of year	$3,100	$3,100	$1,750
Issued	13,367	—	1,350
Preferred stock accretion	4	—	—

Balance, end of year	16,471	3,100	3,100
Common stock, par value $0.01 per share
Balance, beginning of year	6	6	6
Issued	1	—	—

Balance, end of year	7	6	6
Restricted stock units and employee stock options
Balance, beginning of year	9,302	6,290	3,415
Issuance and amortization of restricted stock units and employee stock options	2,254	4,684	3,787
Delivery of common stock underlying restricted stock units	(1,995)	(1,548)	(781)
Forfeiture of restricted stock units and employee stock options	(274)	(113)	(129)
Exercise of employee stock options	(3)	(11)	(2)

Balance, end of year	9,284	9,302	6,290
Additional paid-in capital
Balance, beginning of year	22,027	19,731	17,159
Issuance of common stock warrants	1,633	—	—
Issuance of common stock, including the delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	8,081	2,338	2,432
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(1,314)	(929)	(375)
Stock purchase contract fee related to automatic preferred enhanced capital securities	—	(20)	—
Preferred and common stock issuance costs	(1)	—	(1)
Excess net tax benefit related to share-based compensation	645	908	653
Cash settlement of share-based compensation	—	(1)	(137)

Balance, end of year	31,071	22,027	19,731
Retained earnings
Balance, beginning of year, as previously reported	38,642	27,868	19,085
Cumulative effect of adjustment from adoption of FIN 48	(201)	—	—
Cumulative effect of adjustment from adoption of SFAS No. 157, net of tax	—	51	—
Cumulative effect of adjustment from adoption of SFAS No. 159, net of tax	—	(45)	—

Balance, beginning of year, after cumulative effect of adjustments	38,441	27,874	19,085
Net earnings	2,322	11,599	9,537
Dividends and dividend equivalents declared on common stock and restricted stock units	(642)	(639)	(615)
Dividends declared on preferred stock	(204)	(192)	(139)
Preferred stock accretion	(4)	—	—

Balance, end of year	39,913	38,642	27,868
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(118)	21	—
Adjustment from adoption of SFAS No. 158, net of tax	—	(194)	—
Currency translation adjustment, net of tax	(98)	39	45
Pension and postretirement liability adjustment, net of tax	69	38	(27)
Net gains/(losses) on cash flow hedges, net of tax	—	(2)	(7)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(55)	(12)	10
Reclassification to retained earnings from adoption of SFAS No. 159, net of tax	—	(8)	—

Balance, end of year	(202)	(118)	21
Common stock held in treasury, at cost
Balance, beginning of year	(30,159)	(21,230)	(13,413)
Repurchased	(2,037)	(8,956)	(7,817)
Reissued	21	27	—

Balance, end of year	(32,175)	(30,159)	(21,230)

Total shareholders’ equity	$64,369	$42,800	$35,786

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended November
	2008	2007	2006
	(in millions)

Cash flows from operating activities
Net earnings	$2,322	$11,599	$9,537
Non-cash items included in net earnings
Depreciation and amortization	1,385	916	749
Amortization of identifiable intangible assets	240	251	246
Deferred income taxes	(1,763)	129	(1,505)
Share-based compensation	1,611	4,465	3,654
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	12,995	(39,079)	(21,044)
Net receivables from brokers, dealers and clearing organizations	(6,587)	(3,811)	(1,794)
Net payables to customers and counterparties	(50)	53,857	9,823
Securities borrowed, net of securities loaned	85,054	(51,655)	(28,666)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(130,999)	6,845	5,825
Trading assets, at fair value	97,723	(118,864)	(48,479)
Trading liabilities, at fair value	(39,051)	57,938	6,384
Other, net	(20,986)	7,962	12,823

Net cash provided by/(used for) operating activities	1,894	(69,447)	(52,447)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(2,027)	(2,130)	(1,744)
Proceeds from sales of property, leasehold improvements and equipment	121	93	69
Business acquisitions, net of cash acquired	(2,613)	(1,900)	(1,661)
Proceeds from sales of investments	624	4,294	2,114
Purchase of available-for-sale securities	(3,851)	(872)	(12,922)
Proceeds from sales of available-for-sale securities	3,409	911	4,396

Net cash provided by/(used for) investing activities	(4,337)	396	(9,748)
Cash flows from financing activities
Unsecured short-term borrowings, net	(19,295)	12,262	(4,031)
Other secured financings (short-term), net	(8,727)	2,780	16,856
Proceeds from issuance of other secured financings (long-term)	12,509	21,703	14,451
Repayment of other secured financings (long-term), including the current portion	(20,653)	(7,355)	(7,420)
Proceeds from issuance of unsecured long-term borrowings	37,758	57,516	48,839
Repayment of unsecured long-term borrowings, including the current portion	(25,579)	(14,823)	(13,510)
Derivative contracts with a financing element, net	781	4,814	3,494
Deposits, net	12,273	4,673	10,697
Common stock repurchased	(2,034)	(8,956)	(7,817)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(850)	(831)	(754)
Proceeds from issuance of common stock	6,105	791	1,613
Proceeds from issuance of preferred stock, net of issuance costs	13,366	—	1,349
Proceeds from issuance of common stock warrants	1,633	—	—
Excess tax benefit related to share-based compensation	614	817	464
Cash settlement of share-based compensation	—	(1)	(137)

Net cash provided by financing activities	7,901	73,390	64,094

Net increase in cash and cash equivalents	5,458	4,339	1,899
Cash and cash equivalents, beginning of year	10,282	5,943	4,044

Cash and cash equivalents, end of year	$15,740	$10,282	$5,943

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $32.37 billion, $40.74 billion and $30.98 billion for the years ended November 2008, November 2007 and November 2006, respectively.

Cash payments for income taxes, net of refunds, were $3.47 billion, $5.78 billion and $4.56 billion for the years ended November 2008, November 2007 and November 2006, respectively.

Non-cash activities:
The firm assumed $790 million, $409 million and $498 million of debt in connection with business acquisitions for the years ended November 2008, November 2007 and November 2006, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended November
	2008	2007	2006
	(in millions)

Net earnings	$2,322	$11,599	$9,537
Currency translation adjustment, net of tax	(98)	39	45
Pension and postretirement liability adjustment, net of tax	69	38	(27)
Net gains/(losses) on cash flow hedges, net of tax	—	(2)	(7)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(55)	(12)	10

Comprehensive income	$2,238	$11,662	$9,558

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, is a bank holding company and, together with its consolidated subsidiaries (collectively, the firm), a leading global investment banking, securities and investment management firm that provides a wide range of services worldwide to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals.

The firm’s activities are divided into three segments:

•	Investment Banking. The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals.

•	Trading and Principal Investments. The firm facilitates client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals and takes proprietary positions through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. In addition, the firm engages in market-making and specialist activities on equities and options exchanges, and the firm clears client transactions on major stock, options and futures exchanges worldwide. In connection with the firm’s merchant banking and other investing activities, the firm makes principal investments directly and through funds that the firm raises and manages.

•	Asset Management and Securities Services. The firm provides investment advisory and financial planning services and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse group of institutions and individuals worldwide and provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide.

Note 2.	Significant Accounting Policies

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

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, such as whether a derivative is considered passive and the level of discretion a servicer may exercise, including, for example, determining when default is reasonably foreseeable. In accordance with SFAS No. 140 and FIN 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment either in accordance with Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” or at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In general, the firm accounts for investments acquired subsequent to the adoption of SFAS No. 159 at fair value. In certain cases, the firm may apply the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant. See “— Revenue Recognition — Other Financial Assets and Financial Liabilities at Fair Value” below for a discussion of the firm’s application of SFAS No. 159.

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and generally does not hold a majority of the economic interests in these funds. The firm has generally provided the third-party investors with rights to terminate the funds or to remove the firm as the general partner. As a result, the firm does not consolidate these funds. These fund investments are included in “Trading assets, at fair value” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unless otherwise stated herein, all references to 2008, 2007 and 2006 refer to the firm’s fiscal years ended, or the dates, as the context requires, November 28, 2008, November 30, 2007 and November 24, 2006, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Trading Assets and Trading Liabilities. Substantially all trading assets and trading liabilities are reflected in the consolidated statements of financial condition at fair value, pursuant principally to:

•	SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities;”

•	specialized industry accounting for broker-dealers and investment companies;

•	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” or

•	the fair value option under either SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (i.e., the fair value option).

Related unrealized gains or losses are generally recognized in “Trading and principal investments” in the consolidated statements of earnings.

Upon becoming a bank holding company in September 2008, the firm could no longer apply specialized broker-dealer industry accounting to those subsidiaries not regulated as broker-dealers. Therefore, within the firm’s non-broker-dealer subsidiaries, the firm designated as held for trading those instruments within the scope of SFAS No. 115 (i.e., debt securities and marketable equity securities), and elected the fair value option for other cash instruments (specifically loans, loan commitments and certain private equity and restricted public equity securities) which the firm historically had carried at fair value. These fair value elections were in addition to previous elections made for certain corporate loans, loan commitments and certificates of deposit issued by Goldman Sachs Bank USA (GS Bank USA). There was no impact on earnings from these initial elections because all of these instruments were already recorded at fair value in “Trading assets, at fair value” or “Trading liabilities, at fair value” in the consolidated statements of financial condition prior to Group Inc. becoming a bank holding company.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Financial Assets and Financial Liabilities at Fair Value. In addition to “Trading assets, at fair value” and “Trading liabilities, at fair value,” the firm has elected to account for certain of its other financial assets and financial liabilities at fair value under the fair value option. The primary reasons for electing the fair value option are to reflect economic events in earnings on a timely basis, to mitigate volatility in earnings from using different measurement attributes and to address simplification and cost-benefit considerations.

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of the firm’s matched book and certain firm financing activities;

•	certain corporate loans, loan commitments and certificates of deposit issued by GS Bank USA as well as securities held by GS Bank USA;

•	receivables from customers and counterparties arising from transfers accounted for as secured loans rather than purchases under SFAS No. 140;

•	certain insurance and reinsurance contracts; and

•	in general, investments acquired after the adoption of SFAS No. 159 where the firm has significant influence over the investee and would otherwise apply the equity method of accounting.

Fair Value Measurements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs.

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

During the fourth quarter of 2008, both the FASB and the staff of the SEC re-emphasized the importance of sound fair value measurement in financial reporting. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment. This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available. The firm’s fair value measurement policies are consistent with the guidance in FSP No. FAS 157-3.

Credit risk is an essential component of fair value. Cash products (e.g., bonds and loans) and derivative instruments (particularly those with significant future projected cash flows) trade in the market at levels which reflect credit considerations. The firm calculates the fair value of derivative assets by discounting future cash flows at a rate which incorporates counterparty credit spreads and the fair value of derivative liabilities by discounting future cash flows at a rate which incorporates the firm’s own credit spreads. In doing so, credit exposures are adjusted to reflect mitigants, namely collateral agreements which reduce exposures based on triggers and contractual posting requirements. The firm manages its exposure to credit risk as it does other market risks and will price, economically hedge, facilitate and intermediate trades which involve credit risk. The firm records liquidity valuation adjustments to reflect the cost of exiting concentrated risk positions, including exposure to the firm’s own credit spreads.

In determining fair value, the firm separates its “Trading assets, at fair value” and its “Trading liabilities, at fair value” into two categories: cash instruments and derivative contracts.

•	Cash Instruments. The firm’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and sovereign obligations, active listed equities and certain money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy. In accordance with SFAS No. 157, the firm does not adjust the quoted price for such instruments, even in situations where the firm holds a large position and a sale could reasonably impact the quoted price.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, investment-grade corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, state, municipal and provincial obligations and certain money market securities and loan commitments. Such instruments are generally classified within level 2 of the fair value hierarchy.

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

For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used.

Recent market conditions, particularly in the fourth quarter of 2008 (characterized by dislocations between asset classes, elevated levels of volatility, and reduced price transparency), have increased the level of management judgment required to value cash trading instruments classified within level 3 of the fair value hierarchy. In particular, management’s judgment is required to determine the appropriate risk-adjusted discount rate for cash trading instruments with little or no price transparency as a result of decreased volumes and lower levels of trading activity. In such situations, the firm’s valuation is adjusted to approximate rates which market participants would likely consider appropriate for relevant credit and liquidity risks.

•	Derivative Contracts. Derivative contracts can be exchange-traded or over-the-counter (OTC). Exchange-traded derivatives typically fall within level 1 or level 2 of the fair value hierarchy depending on whether they are deemed to be actively traded or not. The firm generally values exchange-traded derivatives using models which calibrate to market-clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying instruments. In such cases, exchange-traded derivatives are classified within level 2 of the fair value hierarchy.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Such instruments

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are classified within level 3 of the fair value hierarchy. Where the firm does not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Subsequent to initial recognition, the firm updates the level 1 and level 2 inputs to reflect observable market changes, with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the firm cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

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

•	Resale and Repurchase Agreements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent collateralized financing transactions. The firm receives securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate. As noted above, resale and repurchase agreements are carried in the consolidated statements of financial condition at fair value under SFAS No. 159. Resale and repurchase agreements are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Resale and repurchase agreements are presented on a net-by-counterparty basis when the requirements of FIN 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned within Securities Services, relating to both customer activities and, to a lesser extent, certain firm financing activities, are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. As noted above, securities borrowed and loaned within Trading and Principal Investments, which are related to the firm’s matched book and certain firm financing activities, are recorded at fair value under SFAS No. 159. These securities borrowed and loaned transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. As noted above, the firm has elected to apply SFAS No. 159 to transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings, for which the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. These other secured financing transactions are generally valued based on inputs with reasonable levels of price transparency and are generally classified within level 2 of the fair value hierarchy. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest. See Note 3 for further information regarding other secured financings.

Hybrid Financial Instruments. Hybrid financial instruments are instruments that contain bifurcatable embedded derivatives under SFAS No. 133 and do not require settlement by physical delivery of non-financial assets (e.g., physical commodities). If the firm elects to bifurcate the embedded derivative, it is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedge accounting relationships. If the firm does not elect to bifurcate, the entire hybrid financial instrument is accounted for at fair value under SFAS No. 155. See Notes 3 and 6 for further information regarding hybrid financial instruments.

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

Commissions. Commission revenues from executing and clearing client transactions on stock, options and futures markets are recognized in “Trading and principal investments” in the consolidated statements of earnings on a trade-date basis.

Insurance Activities. Certain of the firm’s insurance and reinsurance contracts are accounted for at fair value under SFAS No. 159, with changes in fair value included in “Trading and principal investments” in the consolidated statements of earnings.

Revenues from variable annuity and life insurance and reinsurance contracts not accounted for at fair value under SFAS No. 159 generally consist of fees assessed on contract holder account balances for mortality charges, policy administration fees and surrender charges, and are recognized within “Trading and principal investments” in the consolidated statements of earnings in the period that services are provided.

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

Share-Based Compensation

The firm accounts for share-based compensation in accordance with SFAS No. 123-R, “Share-Based Payment.” The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. Expected forfeitures are included in determining share-based employee compensation expense. In the first quarter of 2006, the firm adopted SFAS No. 123-R under the modified prospective adoption method. Under that method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent to adoption. Share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R must continue to be amortized over the stated service period of the award (and accelerated if the employee actually retires).

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

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists, Designated Market Maker (DMM) rights and the value of business acquired (VOBA) and deferred acquisition costs (DAC) in the firm’s insurance subsidiaries, are amortized over their estimated lives in accordance with SFAS No. 142 or, in the case of insurance contracts, in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 60 and SFAS No. 97. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment, net of accumulated depreciation and amortization, are recorded at cost and included in “Other assets” in the consolidated statements of financial condition.

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

The firm’s operating leases include office space held in excess of current requirements. Rent expense relating to space held for growth is included in “Occupancy” in the consolidated statements of earnings. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the firm records a liability, based on the fair value of the remaining lease rentals reduced by any potential or existing sublease rentals, for leases where the firm has ceased using the space and management has concluded that the firm will not derive any future economic benefits. Costs to terminate a lease before the end of its term are recognized and measured at fair value upon termination.

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

The firm adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” as of December 1, 2007, and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings. See Note 16 for further information regarding the firm’s adoption of FIN 48. A tax position can be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interim period accounting and accounting for interest and penalties. Prior to the adoption of FIN 48, contingent liabilities related to income taxes were recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies,” as amended, had been met.

Earnings Per Common Share (EPS)

Basic EPS is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock warrants and options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of November 2008, “Cash and cash equivalents” on the consolidated statements of financial condition included $5.60 billion of cash and due from banks and $10.14 billion of interest-bearing deposits with banks. As of November 2007, “Cash and cash equivalents” on the consolidated statements of financial condition included $4.29 billion of cash and due from banks and $5.99 billion of interest-bearing deposits with banks.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Developments

EITF Issue No. 06-11. In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. The firm currently accounts for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 is to be applied prospectively for tax benefits on dividends declared in fiscal years beginning after December 15, 2007. The firm does not expect the adoption of EITF Issue No. 06-11 to have a material effect on its financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 140-3. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. FSP No. FAS 140-3 is effective for fiscal years beginning after November 15, 2008, and is applicable to new transactions entered into after the date of adoption. Early adoption is prohibited. The firm does not expect adoption of FSP No. FAS 140-3 to have a material effect on its financial condition and cash flows. Adoption of FSP No. FAS 140-3 will have no effect on the firm’s results of operations.

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

FASB Staff Position No. EITF 03-6-1. In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The firm does not expect adoption of FSP No. EITF 03-6-1 to have a material effect on its results of operations or earnings per share.

FASB Staff Position No. FAS 133-1 and FIN 45-4. In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” FSP No. FAS 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude credit derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Since FSP No. FAS 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP No. FAS 133-1 and FIN 45-4 did not have an effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

FASB Staff Position No. FAS 157-3. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market, without changing its existing principles. The FSP was effective immediately upon issuance. The adoption of FSP No. FAS 157-3 did not have an effect on the firm’s financial condition, results of operations or cash flows.

SFAS No. 141(R). In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. The firm will apply the provisions of SFAS No. 141(R) to business combinations occurring after December 26, 2008. Adoption of SFAS No. 141(R) will not affect the firm’s financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.

SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in consolidated subsidiaries held by parties other than the parent (noncontrolling interests) be accounted for and presented as equity, rather than as a liability or mezzanine equity. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, but the presentation and disclosure requirements are to be applied retrospectively. The firm does not expect adoption of the statement to have a material effect on its financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 140-4 and FIN 46(R)-8. In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP will not affect the firm’s financial condition, results of operations or cash flows.

EITF Issue No. 07-5. In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-5 provides guidance about whether an instrument (such as the firm’s outstanding common stock warrants) should be classified as equity and not marked to market for accounting purposes. EITF Issue No. 07-5 is effective for fiscal years beginning after December 15, 2008. Adoption of EITF Issue No. 07-5 will not affect the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3.	Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s trading assets, at fair value, including those pledged as collateral, and trading liabilities, at fair value. At any point in time, the firm may use cash instruments as well as derivatives to manage a long or short risk position.

	As of November
	2008				2007
	Assets		Liabilities		Assets		Liabilities
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$8,662	(1)	$—		$8,985	(1)	$—
U.S. government, federal agency and sovereign obligations	69,653		37,000		70,774		58,637
Mortgage and other asset-backed loans and securities	22,393		340		54,073	(6)	—
Bank loans and bridge loans	21,839		3,108	(4)	49,154		3,563	(4)
Corporate debt securities and other debt obligations	27,879		5,711		39,219		8,280
Equities and convertible debentures	57,049		12,116		122,205		45,130
Physical commodities	513		2		2,571		35
Derivative contracts	130,337	(2)	117,695	(5)	105,614	(2)	99,378	(5)

Total	$338,325	(3)	$175,972		$452,595	(3)	$215,023

(1)	Includes $4.40 billion and $6.17 billion as of November 2008 and November 2007, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 8 for further information regarding the William Street program.
(2)	Net of cash received pursuant to credit support agreements of $137.16 billion and $59.05 billion as of November 2008 and November 2007, respectively.
(3)	Includes $1.68 billion and $1.17 billion as of November 2008 and November 2007, respectively, of securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale under SFAS No. 115.
(4)	Includes the fair value of commitments to extend credit.
(5)	Net of cash paid pursuant to credit support agreements of $34.01 billion and $27.76 billion as of November 2008 and November 2007, respectively.
(6)	Includes $7.64 billion as of November 2007 of mortgage whole loans that were transferred to securitization vehicles where such transfers were accounted for as secured financings rather than sales under SFAS No. 140. The firm distributed to investors the securities that were issued by the securitization vehicles and therefore did not bear economic exposure to the underlying mortgage whole loans.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hierarchy

The firm’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

	As of November
	2008	2007
	($ in millions)
Total level 3 assets	$66,190	$69,151
Level 3 assets for which the firm bears economic exposure (1)	59,574	54,714

Total assets	884,547	1,119,796
Total financial assets at fair value	595,234	717,557

Total level 3 assets as a percentage of Total assets	7.5%	6.2%
Level 3 assets for which the firm bears economic exposure as a percentage of Total assets	6.7	4.9

Total level 3 assets as a percentage of Total financial assets at fair value	11.1	9.6
Level 3 assets for which the firm bears economic exposure as a percentage of Total financial assets at fair value	10.0	7.6

(1)	Excludes assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

The following tables set forth by level within the fair value hierarchy “Trading assets, at fair value,” “Trading liabilities, at fair value” and other financial assets and financial liabilities accounted for at fair value under SFAS No. 155 and SFAS No. 159 as of November 2008 and November 2007. See Note 2 for further information on the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Financial Assets at Fair Value as of November 2008
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,205		$3,457		$—		$—		$8,662
U.S. government, federal agency and sovereign obligations	35,069		34,584		—		—		69,653
Mortgage and other asset-backed loans and securities	—		6,886		15,507		—		22,393
Bank loans and bridge loans	—		9,882		11,957		—		21,839
Corporate debt securities and other debt obligations	14		20,269		7,596		—		27,879
Equities and convertible debentures	25,068		15,975		16,006	(6)	—		57,049
Physical commodities	—		513		—		—		513

Cash instruments	65,356		91,566		51,066		—		207,988
Derivative contracts	24		256,412		15,124		(141,223	) (7)	130,337

Trading assets, at fair value	65,380		347,978		66,190		(141,223)		338,325
Securities segregated for regulatory and other purposes	20,030	(4)	58,800	(5)	—		—		78,830
Receivables from customers and counterparties (1)	—		1,598		—		—		1,598
Securities borrowed (2)	—		59,810		—		—		59,810
Securities purchased under agreements to resell, at fair value	—		116,671		—		—		116,671

Total financial assets at fair value	$85,410		$584,857		$66,190		$(141,223)		$595,234

Level 3 assets for which the firm does not bear economic exposure (3)					(6,616)

Level 3 assets for which the firm bears economic exposure					$59,574

(1)	Principally consists of transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Consists of securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Financial Liabilities at Fair Value as of November 2008
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)
U.S. government, federal agency and sovereign obligations	$36,385	$615	$—		$—		$37,000
Mortgage and other asset-backed loans and securities	—	320	20		—		340
Bank loans and bridge loans	—	2,278	830		—		3,108
Corporate debt securities and other debt obligations	11	5,185	515		—		5,711
Equities and convertible debentures	11,928	174	14		—		12,116
Physical commodities	2	—	—		—		2

Cash instruments	48,326	8,572	1,379		—		58,277
Derivative contracts	21	145,777	9,968		(38,071	) (8)	117,695

Trading liabilities, at fair value	48,347	154,349	11,347		(38,071)		175,972
Unsecured short-term borrowings (1)	—	17,916	5,159		—		23,075
Deposits (2)	—	4,224	—		—		4,224
Securities loaned (3)	—	7,872	—		—		7,872
Securities sold under agreements to repurchase, at fair value	—	62,883	—		—		62,883
Other secured financings (4)	—	16,429	3,820		—		20,249
Other liabilities (5)	—	978	—		—		978
Unsecured long-term borrowings (6)	—	15,886	1,560		—		17,446

Total financial liabilities at fair value	$48,347	$280,537	$21,886	(7)	$(38,071)		$312,699

(1)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(2)	Consists of certain certificates of deposit issued by GS Bank USA.

(3)	Consists of securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(4)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings.

(5)	Consists of liabilities related to insurance contracts.

(6)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(7)	Level 3 liabilities were 7.0% of Total liabilities at fair value.

(8)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Financial Assets at Fair Value as of November 2007
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$6,237		$2,748		$—		$—		$8,985
U.S. government, federal agency and sovereign obligations	37,966		32,808		—		—		70,774
Mortgage and other asset-backed loans and securities	—		38,073		16,000		—		54,073
Bank loans and bridge loans	—		35,820		13,334		—		49,154
Corporate debt securities and other debt obligations	915		32,193		6,111		—		39,219
Equities and convertible debentures	68,727		35,472		18,006	(6)	—		122,205
Physical commodities	—		2,571		—		—		2,571

Cash instruments	113,845		179,685		53,451		—		346,981
Derivative contracts	286		153,065		15,700		(63,437	) (7)	105,614

Trading assets, at fair value	114,131		332,750		69,151		(63,437)		452,595
Securities segregated for regulatory and other purposes	24,078	(4)	69,940	(5)	—		—		94,018
Receivables from customers and counterparties (1)	—		1,950		—		—		1,950
Securities borrowed (2)	—		83,277		—		—		83,277
Securities purchased under agreements to resell, at fair value	—		85,717		—		—		85,717

Total financial assets at fair value	$138,209		$573,634		$69,151		$(63,437)		$717,557

Level 3 assets for which the firm does not bear economic exposure (3)					(14,437)

Level 3 assets for which the firm bears economic exposure					$54,714

(1)	Consists of transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Consists of securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Financial Liabilities at Fair Value as of November 2007
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)
U.S. government, federal agency and sovereign obligations	$57,714	$923	$—		$—		$58,637
Bank loans and bridge loans	—	3,525	38		—		3,563
Corporate debt securities and other debt obligations	—	7,764	516		—		8,280
Equities and convertible debentures	44,076	1,054	—		—		45,130
Physical commodities	—	35	—		—		35

Cash instruments	101,790	13,301	554		—		115,645
Derivative contracts	212	117,794	13,644		(32,272	) (7)	99,378

Trading liabilities, at fair value	102,002	131,095	14,198		(32,272)		215,023
Unsecured short-term borrowings (1)	—	44,060	4,271		—		48,331
Deposits (2)	—	463	—		—		463
Securities loaned (3)	—	5,449	—		—		5,449
Securities sold under agreements to repurchase, at fair value	—	159,178	—		—		159,178
Other secured financings (4)	—	33,581	—		—		33,581
Unsecured long-term borrowings (5)	—	15,161	767		—		15,928

Total financial liabilities at fair value	$102,002	$388,987	$19,236	(6)	$(32,272)		$477,953

(1)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(2)	Consists of certain certificates of deposit issued by GS Bank USA.

(3)	Consists of securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(4)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings.

(5)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(6)	Level 3 liabilities were 4.0% of Total liabilities at fair value.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Unrealized Gains/(Losses)

The table below sets forth a summary of unrealized gains/(losses) on the firm’s level 3 financial assets and financial liabilities still held at the reporting date for the years ended November 2008 and November 2007.

	Level 3 Unrealized
	Gains/(Losses)
	Year Ended November
	2008	2007
	(in millions)
Cash Instruments — Assets	$(11,485)	$(2,292)
Cash Instruments — Liabilities	(871)	(294)

Net unrealized gains/(losses) on level 3 cash instruments	(12,356)	(2,586)
Derivative Contracts — Net	5,577	4,543
Unsecured Short-Term Borrowings	737	(666)
Other Secured Financings	838	—
Unsecured Long-Term Borrowings	657	22

Total level 3 unrealized gains/(losses)	$(4,547)	$1,313

Cash Instruments

The net unrealized loss on level 3 cash instruments of $12.36 billion for the year ended November 2008 primarily consisted of unrealized losses on loans and securities backed by commercial real estate, certain bank loans and bridge loans, private equity and real estate fund investments. Losses during the year reflected the significant weakness in the global credit and equity markets.

Level 3 cash instruments are frequently economically hedged with instruments classified within level 1 and level 2, and accordingly, gains or losses that have been reported in level 3 can be offset by gains or losses attributable to instruments classified within level 1 or level 2 or by gains or losses on derivative contracts classified in level 3 of the fair value hierarchy.

Derivative Contracts

The net unrealized gain on level 3 derivative contracts of $5.58 billion for the year ended November 2008 was primarily attributable to changes in observable credit spreads (which are level 2 inputs) on the underlying instruments. Level 3 gains and losses on derivative contracts should be considered in the context of the following:

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities for the years ended November 2008 and November 2007. The tables reflect gains and losses, including gains and losses on financial assets and financial liabilities that were transferred to level 3 during the year, for all financial assets and financial liabilities categorized as level 3 as of November 2008 and November 2007, respectively. The tables do not include gains or losses that were reported in level 3 in prior periods for instruments that were sold or transferred out of level 3 prior to the end of the period presented.

	Level 3 Financial Assets and Financial Liabilities
	Year Ended November 2008
	Cash		Cash		Derivative		Unsecured		Other		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Secured		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Financings		Borrowings
	(in millions)
Balance, beginning of year	$53,451		$(554)		$2,056		$(4,271)		$—		$(767)
Realized gains/(losses)	1,930	(1)	28	(3)	267	(3)	354	(3)	87	(3)	(20	) (3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(11,485	) (1)	(871	) (3)	5,577	(3)(4)	737	(3)	838	(3)	657	(3)
Purchases, issuances and settlements	3,955		55		(1,813)		(1,353)		416		(1,314)
Transfers in and/or out of level 3	3,215	(2)	(37)		(931	) (5)	(626)		(5,161	) (6)	(116)

Balance, end of year	$51,066		$(1,379)		$5,156		$(5,159)		$(3,820)		$(1,560)

	Level 3 Financial Assets and Financial Liabilities
	Year Ended November 2007
	Cash		Cash		Derivative		Unsecured		Other		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Secured		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Financings		Borrowings
					(in millions)
Balance, beginning of year	$29,905		$(223)		$580		$(3,253)		$—		$(135)
Realized gains/(losses)	2,232	(1)	(9	) (3)	1,713	(3)	167	(3)	—		(7	) (3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(2,292	) (1)	(294	) (3)	4,543	(3)(4)	(666	) (3)	—		22	(3)
Purchases, issuances and settlements	22,561		(30)		(1,365)		(1,559)		—		(567)
Transfers in and/or out of level 3	1,045	(7)	2		(3,415	) (8)	1,040		—		(80)

Balance, end of year	$53,451		$(554)		$2,056		$(4,271)		$—		$(767)

(1)	The aggregate amounts include approximately $(11.54) billion and $1.98 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the consolidated statements of earnings for the year ended November 2008. The aggregate amounts include approximately $(1.77) billion and $1.71 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the consolidated statements of earnings for the year ended November 2007.

(2)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial real estate, reflecting reduced price transparency for these financial instruments.

(3)	Substantially all is reported in “Trading and principal investments” in the consolidated statements of earnings.

(4)	Principally resulted from changes in level 2 inputs.

(5)	Principally reflects transfers to level 2 within the fair value hierarchy of mortgage-related derivative assets, as recent trading activity provided improved transparency of correlation inputs. This decrease was partially offset by transfers from level 2 within the fair value hierarchy of credit and equity-linked derivatives due to reduced price transparency.

(6)	Consists of transfers from level 2 within the fair value hierarchy.

(7)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial and residential real estate and certain bank loans and bridge loans, reflecting reduced price transparency for these financial instruments.

(8)	Principally reflects transfers from level 2 within the fair value hierarchy of structured credit derivative liabilities, due to reduced transparency of correlation inputs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Credit Spreads

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivative contracts through changes in credit mitigants or the sale or unwind of the contracts. The net gain/(loss) attributable to the impact of changes in credit exposure and credit spreads on derivative contracts was $(137) million and $86 million for the years ended November 2008 and November 2007, respectively.

The following table sets forth the net gains attributable to the impact of changes in the firm’s own credit spreads on unsecured borrowings for which the fair value option was elected. The firm calculates the fair value of unsecured borrowings by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads.

	Year Ended November
	2008	2007
	(in millions)
Net gains including hedges	$1,127	$203
Net gains excluding hedges	1,196	216

The impact of changes in instrument-specific credit spreads on loans and loan commitments for which the fair value option was elected was a loss of $4.61 billion for the year ended November 2008 and not material for the year ended November 2007. The firm attributes changes in the fair value of floating rate loans and loan commitments to changes in instrument-specific credit spreads. For fixed rate loans and loan commitments, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. See below for additional details regarding the fair value option.

The Fair Value Option

Gains/Losses

The following table sets forth the gains/(losses) included in earnings for the years ended November 2008 and November 2007 as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities, as described in Note 2. The table excludes gains and losses related to trading assets and trading liabilities, as well as gains and losses that would have been recognized under other generally accepted accounting principles if the firm had not elected the fair value option or that are economically hedged with instruments accounted for at fair value under other generally accepted accounting principles.

	Year Ended November
	2008	2007
	(in millions)
Unsecured long-term borrowings (1)	$915	$202
Other secured financings (2)	894	(293)
Unsecured short-term borrowings (3)	266	6
Other (4)	(20)	18

Total (5)	$2,055	$(67)

(1)	Excludes gains of $2.42 billion and losses of $2.18 billion for the years ended November 2008 and November 2007, respectively, related to the derivative component of hybrid financial instruments. Such gains and losses would have been recognized pursuant to SFAS No. 133 if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Excludes gains of $1.29 billion and $2.19 billion for the years ended November 2008 and November 2007, respectively, related to financings recorded as a result of securitization-related transactions that were accounted for as secured financings rather than sales under SFAS No. 140. Changes in the fair value of these secured financings are offset by changes in the fair value of the related financial instruments included within the firm’s “Trading assets, at fair value” in the consolidated statements of financial condition.

(3)	Excludes gains of $6.37 billion and losses of $1.07 billion for the years ended November 2008 and November 2007, respectively, related to the derivative component of hybrid financial instruments. Such gains and losses would have been recognized pursuant to SFAS No. 133 if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(4)	Primarily consists of certain insurance and reinsurance contracts, resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments.

(5)	Reported within “Trading and principal investments” within the consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments.

All trading assets and trading liabilities are accounted for at fair value either under the fair value option or as required by other accounting pronouncements. Excluding equities commissions of $5.00 billion and $4.58 billion for the years ended November 2008 and November 2007, respectively, and the gains and losses on the instruments accounted for under the fair value option described above, the firm’s “Trading and principal investments” revenues in the consolidated statements of earnings primarily represent gains and losses on “Trading assets, at fair value” and “Trading liabilities, at fair value” in the consolidated statements of financial condition.

Loans and Loan Commitments

As of November 2008, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $50.21 billion, including a difference of $37.46 billion related to loans with an aggregate fair value of $3.77 billion that were on nonaccrual status (including loans more than 90 days past due). The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of November 2008, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $3.52 billion and the related total contractual amount of these lending commitments was $39.49 billion.

As of November 2007, substantially all of the firm’s loans and unfunded lending commitments were recorded at fair value in accordance with specialized industry accounting for broker-dealers, and not pursuant to the fair value option. As a result, the difference between the aggregate fair value and related contractual principal amounts of loans and long-term receivables accounted for under the fair value option was not material as of November 2007. See Note 2 for further information related to fair value option elections made by the firm upon becoming a bank holding company in September 2008.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $2.42 billion as of November 2008, while the difference between the fair value and the aggregate contractual principal amount was not material to the carrying value as of November 2007.

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

As of November 2008 and November 2007, the firm held $53.98 billion (6% of total assets) and $45.75 billion (4% of total assets), respectively, of U.S. government and federal agency obligations included in “Trading assets, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the consolidated statements of financial condition. As of November 2008 and November 2007, the firm held $21.13 billion (2% of total assets) and $31.65 billion (3% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of Japan and the United Kingdom. In addition, as of November 2008 and November 2007, $126.27 billion and $144.92 billion of the firm’s securities purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes”), respectively, were collateralized by U.S. government and federal agency obligations. As of November 2008 and November 2007, $65.37 billion and $41.26 billion of the firm’s securities purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations. As of November 2008 and November 2007, the firm did not have credit exposure to any other counterparty that exceeded 2% of the firm’s total assets.

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

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material to the firm’s results of operations for the years ended November 2008, November 2007 and November 2006. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the consolidated statements of earnings.

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

	As of November
	2008		2007
	Assets	Liabilities	Assets	Liabilities
	(in millions)
Contract Type
Forward settlement contracts	$35,997	$35,778	$22,561	$27,138
Swap agreements	175,153	82,189	104,793	62,697
Option contracts	81,077	58,467	53,056	53,047

Subtotal	292,227	176,434	180,410	142,882
Netting across contract types (1)	(24,730)	(24,730)	(15,746)	(15,746)
Cash collateral netting (2)	(137,160)	(34,009)	(59,050)	(27,758)

Total	$130,337	$117,695	$105,614	$99,378

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across contract types pursuant to legally enforceable netting agreements.

(2)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of derivatives accounted for as qualifying hedges under SFAS No. 133 consisted of $20.40 billion and $5.15 billion in assets as of November 2008 and November 2007, respectively, and $128 million and $355 million in liabilities as of November 2008 and November 2007, respectively.

The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings, had a carrying value of $(774) million and $463 million (excluding the debt host contract) as of November 2008 and November 2007, respectively. See Notes 6 and 7 for further information regarding the firm’s unsecured borrowings.

The firm enters into various derivative transactions that are considered credit derivatives under FSP No. FAS 133-1 and FIN 45-4. The firm’s written and purchased credit derivatives include credit default swaps, credit spread options, credit index products and total return swaps. As of November 2008, the firm’s written and purchased credit derivatives had total gross notional amounts of $3.78 trillion and $4.03 trillion, respectively, for total net purchased protection of $255.24 billion in notional value.

The following table sets forth certain information related to the firm’s credit derivatives. Fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash paid pursuant to credit support agreements, and therefore are not representative of the firm’s net exposure.

	As of November 2008
	Maximum Payout/Notional Amount by Period of Expiration				Maximum Payout/Notional Amount
						Offsetting	Other	Written
					Written	Purchased	Purchased	Credit
				10 Years	Credit	Credit	Credit	Derivatives at
	0 - 5 Years		5 - 10 Years	or Greater	Derivatives	Derivatives (1)	Derivatives (2)	Fair Value
	($ in millions)
Credit spread on underlying (basis points) (3)
0-250	$1,194,228		$609,056	$22,866	$1,826,150	$1,632,681	$347,573	$77,836
251-500	591,813		184,763	12,494	789,070	784,149	26,316	94,278
501-1,000	430,801		140,782	15,886	587,469	538,251	67,958	75,079
Greater than 1,000	383,626		120,866	71,690	576,182	533,816	103,362	222,346

Total	$2,600,468	(4)	$1,055,467	$122,936	$3,778,871	$3,488,897 (4)	$545,209	$469,539 (5)

(1)	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they hedge written credit derivatives with identical underlyings.

(2)	Comprised of purchased protection in excess of the amount of written protection on identical underlyings and purchased protection on other underlyings on which the firm has not written protection.

(3)	Credit spread on the underlying, together with the period of expiration, are indicators of payment/performance risk. For example, the firm is least likely to pay or otherwise be required to perform where the credit spread on the underlying is “0-250” basis points and the period of expiration is “0-5 Years.” The likelihood of payment or performance is generally greater as the credit spread on the underlying and period of expiration increase.

(4)	Includes a maximum payout/notional amount for written credit derivatives of $208.44 billion expiring within one year as of November 2008.

(5)	This liability excludes the effects of both netting under enforceable netting agreements and netting of cash collateral paid pursuant to credit support agreements. Including the effects of netting receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements, the firm’s net liability related to credit derivatives in the firm’s statement of financial condition as of November 2008 was $33.76 billion. This net amount excludes the netting of cash collateral paid pursuant to credit support agreements.

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

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of November 2008 and November 2007, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $578.72 billion and $891.05 billion, respectively, of which the firm delivered or repledged $445.11 billion and $785.62 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Trading assets pledged to counterparties that have the right to deliver or repledge are included in “Trading assets, at fair value” in the consolidated statements of financial condition and were $26.31 billion and $46.14 billion as of November 2008 and November 2007, respectively. Trading assets, pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Trading assets, at fair value” in the consolidated statements of financial condition and were $80.85 billion and $156.92 billion as of November 2008 and November 2007, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $9.24 billion and $5.86 billion as of November 2008 and November 2007, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other secured financings by maturity are set forth in the table below:

	As of November
	2008	2007
	(in millions)
Other secured financings (short-term) (1)(2)	$21,225	$32,410
Other secured financings (long-term):
2009	—	2,903
2010	2,157	2,301
2011	4,578	2,427
2012	3,040	4,973
2013	1,377	702
2014-thereafter	6,306	19,994

Total other secured financings (long-term) (3)(4)	17,458	33,300

Total other secured financings (5)	$38,683	$65,710

(1)	As of November 2008, consists of U.S. dollar-denominated financings of $12.53 billion with a weighted average interest rate of 2.98% and non-U.S. dollar-denominated financings of $8.70 billion with a weighted average interest rate of 0.95%, after giving effect to hedging activities. As of November 2007, consists of U.S. dollar-denominated financings of $18.47 billion with a weighted average interest rate of 5.32% and non-U.S. dollar-denominated financings of $13.94 billion with a weighted average interest rate of 0.91%, after giving effect to hedging activities. The weighted average interest rates as of November 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 159.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of November 2008, consists of U.S. dollar-denominated financings of $9.55 billion with a weighted average interest rate of 4.62% and non-U.S. dollar-denominated financings of $7.91 billion with a weighted average interest rate of 4.39%, after giving effect to hedging activities. As of November 2007, consists of U.S. dollar-denominated financings of $22.13 billion with a weighted average interest rate of 5.73% and non-U.S. dollar-denominated financings of $11.17 billion with a weighted average interest rate of 4.28%, after giving effect to hedging activities. The weighted average interest rates as of November 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 159.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	As of November 2008, $31.54 billion of these financings were collateralized by financial instruments and $7.14 billion by other assets (primarily real estate and cash). As of November 2007, $61.34 billion of these financings were collateralized by financial instruments and $4.37 billion by other assets (primarily real estate and cash). Other secured financings include $13.74 billion and $25.37 billion of nonrecourse obligations as of November 2008 and November 2007, respectively.

Note 4.	Securitization Activities and Variable Interest Entities

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The firm may retain interests in securitized financial assets, primarily in the form of senior or subordinated securities, including residual interests. Retained interests are accounted for at fair value and are included in “Trading assets, at fair value” in the consolidated statements of financial condition.

The following table sets forth the amount of financial assets the firm securitized, as well as cash flows received on retained interests:

	Year Ended November
	2008		2007
	(in millions)
Residential mortgages	$6,671		$24,954
Commercial mortgages	773		19,498
Other financial assets	7,014	(1)	36,948	(2)

Total	$14,458		$81,400

Cash flows received on retained interests	$505		$705

(1)	Primarily in connection with collateralized loan obligations (CLOs).

(2)	Primarily in connection with CDOs and CLOs.

As of November 2008 and November 2007, the firm held $1.78 billion and $4.57 billion of retained interests, respectively, from securitization activities, including $1.53 billion and $2.72 billion, respectively, held in QSPEs.

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of November 2008		As of November 2007
	Type of Retained Interests		Type of Retained Interests
	Mortgage-	CDOs and	Mortgage-	CDOs and
	Backed	CLOs (4)	Backed	CLOs (4)
		($ in millions)
Fair value of retained interests	$1,415	$367	$3,378	$1,188

Weighted average life (years)	6.0	5.1	6.6	2.7

Constant prepayment rate (1)	15.5%	4.5%	15.1%	11.9%
Impact of 10% adverse change (1)	$(14)	$(6)	$(50)	$(43)
Impact of 20% adverse change (1)	(27)	(12)	(91)	(98)

Anticipated credit losses (2)	2.0%	N/A	4.3%	N/A
Impact of 10% adverse change (3)	$(1)	$—	$(45)	$—
Impact of 20% adverse change (3)	(2)	—	(72)	—

Discount rate	21.1%	29.2%	8.4%	23.1%
Impact of 10% adverse change	$(46)	$(25)	$(89)	$(46)
Impact of 20% adverse change	(89)	(45)	(170)	(92)

(1)	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

(2)	Anticipated credit losses are computed only on positions for which expected credit loss is a key assumption in the determination of fair value or positions for which expected credit loss is not reflected within the discount rate.

(3)	The impacts of adverse change take into account credit mitigants incorporated in the retained interests, including over-collateralization and subordination provisions.

(4)	Includes $192 million and $905 million as of November 2008 and November 2007, respectively, of retained interests related to transfers of securitized assets that were accounted for as secured financings rather than sales under SFAS No. 140.

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

In addition to the retained interests described above, the firm also held interests in residential mortgage QSPEs purchased in connection with secondary market-making activities. These purchased interests were approximately $4 billion and $6 billion as of November 2008 and November 2007, respectively.

As of November 2008 and November 2007, the firm held mortgage servicing rights with a fair value of $147 million and $93 million, respectively. These servicing assets represent the firm’s right to receive a future stream of cash flows, such as servicing fees, in excess of the firm’s obligation to service residential mortgages. The fair value of mortgage servicing rights will fluctuate in response to changes in certain economic variables, such as discount rates and loan prepayment rates. The firm estimates the fair value of mortgage servicing rights by using valuation models that incorporate these variables in quantifying anticipated cash flows related to servicing activities. Mortgage servicing rights are included in “Trading assets, at fair value” in the consolidated statements of financial condition and are classified within level 3 of the fair value hierarchy. The following table sets forth changes in the firm’s mortgage servicing rights, as well as servicing fees earned:

Year Ended
November 2008
(in millions)
Balance, beginning of year	$93
Purchases (1)	272
Servicing assets that resulted from transfers of financial assets	3
Changes in fair value due to changes in valuation inputs and assumptions	(221)

Balance, end of year (2)	$147

Contractually specified servicing fees	$315

(1)	Primarily related to the acquisition of Litton Loan Servicing LP.

(2)	As of November 2008, the fair value was estimated using a weighted average discount rate of approximately 16% and a weighted average prepayment rate of approximately 27%.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth total assets in nonconsolidated VIEs in which the firm holds significant variable interests and the firm’s maximum exposure to loss excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests. The firm has aggregated nonconsolidated VIEs based on principal business activity, as reflected in the first column. The nature of the firm’s variable interests can take different forms, as described in the columns under maximum exposure to loss.

	As of November 2008
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
		and Retained	and			Loans and
	VIE Assets	Interests	Guarantees	Derivatives		Investments	Total
		(in millions)
Mortgage CDOs	$13,061	$242	$—	$5,616	(4)	$—	$5,858
Corporate CDOs and CLOs	8,584	161	—	918	(5)	—	1,079
Real estate, credit-related and other investing (2)	26,898	—	143	—		3,223	3,366
Municipal bond securitizations	111	—	111	—		—	111
Other asset-backed	4,355	—	—	1,084		—	1,084
Power-related	844	—	37	—		213	250
Principal-protected notes (3)	4,516	—	—	4,353		—	4,353

Total	$58,369	$403	$291	$11,971		$3,436	$16,101

	As of November 2007
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
		and Retained	and			Loans and
	VIE Assets	Interests	Guarantees	Derivatives		Investments	Total
		(in millions)
Mortgage CDOs	$18,914	$1,011	$—	$10,089	(4)	$—	$11,100
Corporate CDOs and CLOs	10,750	411	—	2,218	(5)	—	2,629
Real estate, credit-related and other investing (2)	17,272	—	107	12		3,141	3,260
Municipal bond securitizations	1,413	—	1,413	—		—	1,413
Other mortgage-backed	3,881	719	—	—		—	719
Other asset-backed	3,771	—	—	1,579		—	1,579
Power-related	438	2	37	—		16	55
Principal-protected notes (3)	5,698	—	—	5,186		—	5,186

Total	$62,137	$2,143	$1,557	$19,084		$3,157	$25,941

(1)	Such amounts do not represent the anticipated losses in connection with these transactions as they exclude the effect of offsetting financial instruments that are held to mitigate these risks.

(2)	The firm obtains interests in these VIEs in connection with making investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities.

(3)	Consists of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing.

(4)	Primarily consists of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(5)	Primarily consists of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the firm’s total assets and maximum exposure to loss excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with its significant variable interests in consolidated VIEs where the firm does not hold a majority voting interest. The firm has aggregated consolidated VIEs based on principal business activity, as reflected in the first column.

	As of November 2008		As of November 2007
		Maximum		Maximum
		Exposure		Exposure
	VIE Assets (1)	to Loss (2)	VIE Assets (1)	to Loss (2)
		(in millions)
Real estate, credit-related and other investing	$1,560	$469	$2,118	$525
Municipal bond securitizations	985	985	1,959	1,959
CDOs, mortgage-backed and other asset-backed	32	—	604	109
Foreign exchange and commodities	652	740	300	329
Principal-protected notes	215	233	1,119	1,118

Total	$3,444	$2,427	$6,100	$4,040

(1)	Consolidated VIE assets include assets financed on a nonrecourse basis.

(2)	Such amounts do not represent the anticipated losses in connection with these transactions as they exclude the effect of offsetting financial instruments that are held to mitigate these risks.

The firm did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of November 2008 or November 2007.

Note 5.	Deposits

The following table sets forth deposits as of November 2008 and November 2007:

	As of November
	2008	2007
	(in millions)
U.S. offices (1)	$23,018	$15,272
Non-U.S. offices (2)	4,625	98

Total (includes $4,224 and $463 at fair value as of November 2008 and November 2007, respectively)	$27,643	$15,370

(1)	Substantially all U.S. deposits were interest-bearing and were held at GS Bank USA.

(2)	All non-U.S. deposits were interest-bearing and were primarily held at Goldman Sachs Bank (Europe) PLC (GS Bank Europe).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the above table are time deposits of $8.49 billion and $463 million, as of November 2008 and November 2007, respectively. The following table sets forth the maturities of time deposits as of November 2008:

	As of November 2008
	U.S.	Non-U.S.	Total
	(in millions)
2009	$3,583	$—	$3,583
2010	937	30	967
2011	661	—	661
2012	286	—	286
2013	1,431	25	1,456
2014-thereafter	1,532	—	1,532

Total	$8,430	$55	$8,485

Note 6.	Short-Term Borrowings

As of November 2008, short-term borrowings were $73.89 billion, comprised of $21.23 billion included in “Other secured financings” in the consolidated statement of financial condition and $52.66 billion of unsecured short-term borrowings. As of November 2007, short-term borrowings were $103.97 billion, comprised of $32.41 billion included in “Other secured financings” in the consolidated statement of financial condition and $71.56 billion of unsecured short-term borrowings. See Note 3 for information on other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under SFAS No. 155 or SFAS No. 159. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

Unsecured short-term borrowings are set forth below:

	As of November
	2008	2007
	(in millions)
Current portion of unsecured long-term borrowings (1)	$26,281	$22,740
Hybrid financial instruments	12,086	22,318
Promissory notes (2)	6,944	13,251
Commercial paper (3)	1,125	4,343
Other short-term borrowings	6,222	8,905

Total (4)	$52,658	$71,557

(1)	Includes $25.12 billion and $21.24 billion as of November 2008 and November 2007, respectively, issued by Group Inc.

(2)	Includes $3.42 billion as of November 2008 guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(3)	Includes $751 million as of November 2008 guaranteed by the FDIC under the TLGP.

(4)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 3.37% and 4.77% as of November 2008 and November 2007, respectively. The weighted average interest rates as of November 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.	Long-Term Borrowings

As of November 2008, long-term borrowings were $185.68 billion, comprised of $17.46 billion included in “Other secured financings” in the consolidated statements of financial condition and $168.22 billion of unsecured long-term borrowings. As of November 2007, long-term borrowings were $197.47 billion, comprised of $33.30 billion included in “Other secured financings” in the consolidated statements of financial condition and $164.17 billion of unsecured long-term borrowings. See Note 3 for information on other secured financings.

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings.

Unsecured long-term borrowings issued by Group Inc. and its subsidiaries are set forth below:

	As of November
	2008	2007
	(in millions)
Fixed rate obligations (1)
Group Inc.	$101,454	$82,276
Subsidiaries	2,371	2,144
Floating rate obligations (2)
Group Inc.	57,018	73,075
Subsidiaries	7,377	6,679

Total (3)	$168,220	$164,174

(1)	As of November 2008 and November 2007, $70.08 billion and $55.28 billion, respectively, of the firm’s fixed rate debt obligations were denominated in U.S. dollars and interest rates ranged from 3.87% to 10.04% and from 3.88% to 10.04%, respectively. As of November 2008 and November 2007, $33.75 billion and $29.14 billion, respectively, of the firm’s fixed rate debt obligations were denominated in non-U.S. dollars and interest rates ranged from 0.67% to 8.88% for both periods.

(2)	As of November 2008 and November 2007, $32.41 billion and $47.31 billion, respectively, of the firm’s floating rate debt obligations were denominated in U.S. dollars. As of November 2008 and November 2007, $31.99 billion and $32.44 billion, respectively, of the firm’s floating rate debt obligations were denominated in non-U.S. dollars. Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $3.36 billion and $3.05 billion as of November 2008 and November 2007, respectively, of foreign currency-denominated debt designated as hedges of net investments in non-U.S. subsidiaries under SFAS No. 133.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unsecured long-term borrowings by maturity date are set forth below:

	As of November
	2008 (1)(2)			2007 (1)(2)
	Group Inc.	Subsidiaries	Total	Group Inc.	Subsidiaries	Total
	(in millions)
2009	$—	$—	$—	$22,695	$487	$23,182
2010	13,967	276	14,243	13,433	270	13,703
2011	10,377	502	10,879	10,572	115	10,687
2012	16,806	66	16,872	18,487	121	18,608
2013	21,627	251	21,878	15,501	315	15,816
2014-thereafter	95,695	8,653	104,348	74,663	7,515	82,178

Total	$158,472	$9,748	$168,220	$155,351	$8,823	$164,174

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and certain unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The firm enters into derivative contracts to effectively convert a substantial portion of its unsecured long-term borrowings which are not accounted for at fair value into U.S. dollar-based floating rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of November 2008 and November 2007. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to the widening of the firm’s own credit spreads was a reduction in the fair value of total unsecured long-term borrowings of approximately 9% and 1% as of November 2008 and November 2007, respectively.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of November
	2008		2007
	Amount	Rate	Amount	Rate
	($ in millions)
Fixed rate obligations
Group Inc.	$1,863	5.71%	$1,858	5.69%
Subsidiaries	2,152	4.32	1,929	4.88
Floating rate obligations (1)(2)
Group Inc.	156,609	2.66	153,493	5.20
Subsidiaries	7,596	4.23	6,894	4.43

Total (2)	$168,220	2.73%	$164,174	5.19%

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of November 2008 and November 2007 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subordinated Borrowings

As of November 2008, unsecured long-term borrowings were comprised of subordinated borrowings with outstanding principal amounts of $19.26 billion as set forth below, of which $18.79 billion has been issued by Group Inc. As of November 2007, unsecured long-term borrowings were comprised of subordinated borrowings with outstanding principal amounts of $16.32 billion as set forth below, of which $16.00 billion has been issued by Group Inc.

Junior Subordinated Debt Issued to Trusts in Connection with Fixed-to-Floating and Floating Rate Normal Automatic Preferred Enhanced Capital Securities.  In 2007, Group Inc. issued a total of $2.25 billion of remarketable junior subordinated debt to Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts), Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Group Inc. Group Inc. also entered into contracts with the APEX Trusts to sell $2.25 billion of perpetual non-cumulative preferred stock to be issued by Group Inc. (the stock purchase contracts). The APEX Trusts are wholly owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

The firm pays interest semi-annually on $1.75 billion of junior subordinated debt issued to Goldman Sachs Capital II at a fixed annual rate of 5.59% and the debt matures on June 1, 2043. The firm pays interest quarterly on $500 million of junior subordinated debt issued to Goldman Sachs Capital III at a rate per annum equal to three-month LIBOR plus 0.57% and the debt matures on September 1, 2043. In addition, the firm makes contract payments at a rate of 0.20% per annum on the stock purchase contracts held by the APEX Trusts. The firm has the right to defer payments on the junior subordinated debt and the stock purchase contracts, subject to limitations, and therefore cause payment on the APEX to be deferred. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common or preferred stock. The junior subordinated debt is junior in right of payment to all of Group Inc.’s senior indebtedness and all of Group Inc.’s other subordinated borrowings.

In connection with the APEX issuance, the firm covenanted in favor of certain of its debtholders, who are initially the holders of Group Inc.’s 6.345% Junior Subordinated Debentures due February 15, 2034, that, subject to certain exceptions, the firm would not redeem or purchase (i) Group Inc.’s junior subordinated debt issued to the APEX Trusts prior to the applicable stock purchase date or (ii) APEX or shares of Group Inc.’s Series E or Series F Preferred Stock prior to the date that is ten years after the applicable stock purchase date, unless the applicable redemption or purchase price does not exceed a maximum amount determined by reference to the aggregate amount of net cash proceeds that the firm has received from the sale of qualifying equity securities during the 180-day period preceding the redemption or purchase.

The firm has accounted for the stock purchase contracts as equity instruments under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and, accordingly, recorded the cost of the stock purchase contracts as a reduction to additional paid-in capital. See Note 9 for information on the preferred stock that Group Inc. will issue in connection with the stock purchase contracts.

Junior Subordinated Debt Issued to a Trust in Connection with Trust Preferred Securities.  Group Inc. issued $2.84 billion of junior subordinated debentures in 2004 to Goldman Sachs Capital I (Trust), a Delaware statutory trust that, in turn, issued $2.75 billion of guaranteed preferred beneficial interests to third parties and $85 million of common beneficial interests to Group Inc. and invested the proceeds from the sale in junior subordinated debentures issued by Group Inc. The Trust is a wholly

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

owned finance subsidiary of the firm for regulatory and legal purposes but is not consolidated for accounting purposes.

The firm pays interest semi-annually on these debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. The firm has the right, from time to time, to defer payment of interest on the debentures, and, therefore, cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semi-annual periods. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by Group Inc. unless all dividends payable on the preferred beneficial interests have been paid in full. These debentures are junior in right of payment to all of Group Inc.’s senior indebtedness and all of Group Inc.’s subordinated borrowings, other than the junior subordinated debt issued in connection with the Normal Automatic Preferred Enhanced Capital Securities.

Subordinated Debt.  As of November 2008, the firm had $14.17 billion of other subordinated debt outstanding, of which $13.70 billion has been issued by Group Inc., with maturities ranging from fiscal 2009 to 2038. The effective weighted average interest rate on this debt was 1.99%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2007, the firm had $11.23 billion of other subordinated debt outstanding, of which $10.91 billion has been issued by Group Inc., with maturities ranging from fiscal 2009 to 2037. The effective weighted average interest rate on this debt was 5.75%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. This debt is junior in right of payment to all of the firm’s senior indebtedness.

Note 8.	Commitments, Contingencies and Guarantees

Commitments

Forward Starting Collateralized Agreements and Financings.  The firm had forward starting resale agreements and securities borrowing agreements of $61.46 billion and $28.14 billion as of November 2008 and November 2007, respectively. The firm had forward starting repurchase agreements and securities lending agreements of $6.95 billion and $15.39 billion as of November 2008 and November 2007, respectively.

Commitments to Extend Credit.  In connection with its lending activities, the firm had outstanding commitments to extend credit of $41.04 billion and $82.75 billion as of November 2008 and November 2007, respectively. The firm’s commitments to extend credit are agreements to lend to counterparties that have fixed termination dates and are contingent on the satisfaction of all conditions to borrowing set forth in the contract. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect the actual future cash flow requirements. The firm accounts for these commitments at fair value. To the extent that the firm recognizes losses on these commitments, such losses are recorded within the firm’s Trading and Principal Investments segment net of any related underwriting fees.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the firm’s commitments to extend credit, net of amounts syndicated to third parties, as of November 2008 and November 2007:

	Year Ended November
	2008	2007
	(in millions)
Commercial lending commitments
Investment-grade	$8,007	$11,719
Non-investment-grade	9,318	41,930
William Street program	22,610	24,488
Warehouse financing	1,101	4,610

Total commitments to extend credit	$41,036	$82,747

•	Commercial lending commitments. The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm may syndicate all or substantial portions of these commitments in the future, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

Included within non-investment-grade commitments as of November 2008 was $2.07 billion of exposure to leveraged lending capital market transactions, $164 million related to commercial real estate transactions and $7.09 billion arising from other unfunded credit facilities. Included within the non-investment-grade amount as of November 2007 was $26.09 billion of exposure to leveraged lending capital market transactions, $3.50 billion related to commercial real estate transactions and $12.34 billion arising from other unfunded credit facilities. Including funded loans, the firm’s total exposure to leveraged lending capital market transactions was $7.97 billion and $43.06 billion as of November 2008 and November 2007, respectively.

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, and also by William Street Credit Corporation, GS Bank USA or Goldman Sachs Credit Partners L.P. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of GS Bank USA. The assets and liabilities of Commitment Corp. and Funding Corp. are legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection has been provided as of November 2008. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Warehouse financing. The firm provides financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of commercial mortgages as of November 2008 and corporate bank loans and commercial mortgages as of November 2007.

Letters of Credit.  The firm provides letters of credit issued by various banks to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements. Letters of credit outstanding were $7.25 billion and $8.75 billion as of November 2008 and November 2007, respectively.

Investment Commitments.  In connection with its merchant banking and other investing activities, the firm invests in private equity, real estate and other assets directly and through funds that it raises and manages. In connection with these activities, the firm had commitments to invest up to $14.27 billion and $17.76 billion as of November 2008 and November 2007, respectively, including $12.25 billion and $12.32 billion, respectively, of commitments to invest in funds managed by the firm.

Construction-Related Commitments.  As of November 2008 and November 2007, the firm had construction-related commitments of $483 million and $769 million, respectively, including commitments of $388 million and $642 million as of November 2008 and November 2007, respectively, related to the firm’s new headquarters in New York City, which is expected to cost between $2.1 billion and $2.3 billion. The firm has partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

Underwriting Commitments.  As of November 2008 and November 2007, the firm had commitments to purchase $241 million and $88 million, respectively, of securities in connection with its underwriting activities.

Other.  The firm had other purchase commitments of $260 million as of November 2008 and $1.76 billion (including a $1.34 billion commitment for the acquisition of Litton Loan Servicing LP) as of November 2007.

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below (in millions):

Minimum rental payments
2009	$494
2010	458
2011	342
2012	276
2013	259
2014-thereafter	1,664

Total	$3,493

Rent charged to operating expense is set forth below (in millions):

Net rent expense
2006	$404
2007	412
2008	438

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $6.13 billion and $10.84 billion of contract holder account balances as of November 2008 and November 2007, respectively, for such benefits. The weighted average attained age of these contract holders was 68 years and 67 years as of November 2008 and November 2007, respectively. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $2.96 billion and $1.04 billion as of November 2008 and November 2007, respectively. See Note 12 for more information on the firm’s insurance liabilities.

Guarantees

The firm enters into various derivative contracts that meet the definition of a guarantee under FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” as amended by FSP No. FAS 133-1 and FIN 45-4.

FIN 45 does not require disclosures about derivative contracts if such contracts may be cash settled and the firm has no basis to conclude it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties and certain other counterparties. Accordingly, the firm has not included such contracts in the tables below.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of November 2008 and November 2007, derivative contracts that meet the definition of a guarantee include written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. As of November 2007, prior to the adoption of FSP No. FAS 133-1 and FIN 45-4, derivative contracts that met the definition of a guarantee also included credit derivatives, such as credit default swaps, credit spread options, credit index products and total return swaps. See “— Recent Accounting Developments” for further information on FSP No. FAS 133-1 and FIN 45-4 and Note 3 for additional information on the firm’s credit derivatives as of November 2008. The following tables set forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of November 2008 and November 2007:

	As of November 2008
		Maximum Payout/Notional Amount by Period of Expiration (1)
	Carrying		2010-	2012-	2014-
	Value	2009	2011	2013	Thereafter	Total
	(in millions)

Derivatives (2)	$17,462	$114,863	$73,224	$30,312	$90,643	$309,042
Securities lending indemnifications (3)	—	19,306	—	—	—	19,306
Other financial guarantees	235	203	477	458	238	1,376

	As of November 2007
		Maximum Payout/Notional Amount by Period of Expiration (1)
	Carrying		2009-	2011-	2013-
	Value	2008	2010	2012	Thereafter	Total
	(in millions)

Derivatives (2)(4)	$33,098	$580,769	$492,563	$457,511	$514,498	$2,045,341
Securities lending indemnifications (3)	—	26,673	—	—	—	26,673
Performance bond (5)	—	2,046	—	—	—	2,046
Other financial guarantees	43	381	121	258	46	806

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	Because derivative contracts are accounted for at fair value, carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash paid pursuant to credit support agreements. These derivative contracts are risk managed together with derivative contracts that are not considered guarantees under FIN 45 and, therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $19.95 billion and $27.49 billion as of November 2008 and November 2007, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities on loan from the borrower, there is minimal performance risk associated with these guarantees.

(4)	Includes credit derivatives that meet the definition of a guarantee as of November 2007.

(5)	Excludes cash collateral of $2.05 billion related to this obligation.

The firm has established trusts, including Goldman Sachs Capital I, II and III, and other entities for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. See Note 7 for information regarding the transactions involving Goldman Sachs Capital I, II and III. The firm effectively provides for the full and unconditional guarantee of the securities issued by these entities, which are not consolidated for accounting purposes. Timely payment by the firm of amounts due to these entities under the borrowing, preferred stock and related contractual arrangements will be sufficient to cover payments due on the securities issued by these entities. Management believes that it is unlikely that any circumstances will occur, such as nonperformance on the part of paying agents or other service providers, that would make it necessary for the firm to make payments related

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to these entities other than those required under the terms of the borrowing, preferred stock and related contractual arrangements and in connection with certain expenses incurred by these entities.

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of November 2008 and November 2007.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of November 2008 and November 2007.

Group Inc. has guaranteed the payment obligations of Goldman, Sachs & Co. (GS&Co.), GS Bank USA and GS Bank Europe, subject to certain exceptions. In November 2008, the firm contributed subsidiaries with an aggregate of $117.16 billion of assets into GS Bank USA (which brought total assets in GS Bank USA to $145.06 billion as of November 2008) and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets. In addition, Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. Group Inc. is unable to develop an estimate of the maximum payout under its subsidiary guarantees; however, because these guaranteed obligations are also obligations of consolidated subsidiaries included in the tables above, Group Inc.’s liabilities as guarantor are not separately disclosed.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9.	Shareholders’ Equity

Common and Preferred Equity

In September 2008, Group Inc. completed a public offering of 46.7 million shares of common stock at $123.00 per share for proceeds of $5.75 billion.

In October 2008, Group Inc. issued to Berkshire Hathaway Inc. and certain affiliates 50,000 shares of 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock), and a five-year warrant to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share, for aggregate proceeds of $5.00 billion. The allocated carrying values of the warrant and the Series G Preferred Stock on the date of issuance (based on their relative fair values) were $1.14 billion and $3.86 billion, respectively. The warrant is exercisable at any time until October 1, 2013 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events.

In October 2008, under the U.S. Department of the Treasury’s (U.S. Treasury) TARP Capital Purchase Program, Group Inc. issued to the U.S. Treasury 10.0 million shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series H (Series H Preferred Stock), and a 10-year warrant to purchase up to 12.2 million shares of common stock at an exercise price of $122.90 per share, for aggregate proceeds of $10.00 billion. The allocated carrying values of the warrant and the Series H Preferred Stock on the date of issuance (based on their relative fair values) were $490 million and $9.51 billion, respectively. Cumulative dividends on the Series H Preferred Stock are payable at 5% per annum through November 14, 2013 and at a rate of 9% per annum thereafter. The Series H Preferred Stock will be accreted to the redemption price of $10.00 billion over five years. The warrant is exercisable at any time until October 28, 2018 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events. If, on or prior to December 31, 2009, the firm receives aggregate gross cash proceeds of at least $10 billion from sales of Tier 1 qualifying perpetual preferred stock or common stock, the number of shares of common stock issuable upon exercise of the warrant will be reduced by one-half of the original number of shares of common stock.

Dividends declared per common share were $1.40 in 2008, $1.40 in 2007, and $1.30 in 2006. On December 15, 2008, the Board of Directors of Group Inc. (Board) declared a dividend of $0.4666666 per common share to be paid on March 26, 2009 to common shareholders of record on February 24, 2009. The dividend of $0.4666666 per common share is reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end. See Note 21 for further information regarding the change in the firm’s fiscal year-end. See below for information regarding restrictions on the firm’s ability to raise its common stock dividend.

During 2008 and 2007, the firm repurchased 10.5 million and 41.2 million shares of its common stock at an average cost per share of $193.18 and $217.29, for a total cost of $2.04 billion and $8.96 billion, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 6.7 million and 4.7 million of restricted stock units with a total value of $1.31 billion and $929 million in 2008 and 2007, respectively.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital positions (i.e., comparisons of the firm’s desired level of capital to its actual level of capital) but which may also be influenced by general market conditions and the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prevailing price and trading volumes of the firm’s common stock, in each case subject to the limit imposed under the U.S. Treasury’s TARP Capital Purchase Program. See below for information regarding current restrictions on the firm’s ability to repurchase common stock.

As of November 2008, the firm had 10.2 million shares of perpetual preferred stock issued and outstanding as set forth in the following table:

	Dividend	Shares	Shares		Earliest	Redemption Value
Series	Preference	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)
A	Non-cumulative	30,000	50,000	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750

B	Non-cumulative	32,000	50,000	6.20% per annum	October 31, 2010	800

C	Non-cumulative	8,000	25,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200

D	Non-cumulative	54,000	60,000	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350

G	Cumulative	50,000	50,000	10.00% per annum	Date of issuance	5,500

H	Cumulative	10,000,000	10,000,000	5.00% per annum through November 14, 2013 and 9.00% per annum thereafter	Date of issuance	10,000

		10,174,000	10,235,000			$18,600

Each share of non-cumulative preferred stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option, subject to the approval of the Board of Governors of the Federal Reserve System (Federal Reserve Board), at a redemption price equal to $25,000 plus declared and unpaid dividends.

Each share of Series G Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $100,000 and is redeemable at the firm’s option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $110,000 plus accrued and unpaid dividends.

Each share of Series H Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $1,000 and is redeemable at the firm’s option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $1,000 plus accrued and unpaid dividends, provided that through November 14, 2011 the Series H Preferred Stock is redeemable only in an amount up to the aggregate net cash proceeds received from sales of Tier 1 qualifying perpetual preferred stock or common stock, and only once such sales have resulted in aggregate gross proceeds of at least $2.5 billion.

All series of preferred stock are pari passu and have a preference over the firm’s common stock upon liquidation. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. In addition, pursuant to the U.S. Treasury’s TARP Capital Purchase Program, until the earliest of October 28, 2011, the redemption of all of the Series H Preferred Stock or transfer by the U.S. Treasury of all of the Series H Preferred Stock to third parties, the firm must obtain the consent of the U.S. Treasury to raise the firm’s common stock dividend or to repurchase any shares of common stock or other preferred stock, with certain exceptions (including repurchases of shares of common stock under the firm’s share repurchase program to offset dilution from equity-based compensation). For as long as the Series H Preferred Stock remains outstanding, due to the limitations pursuant to the U.S. Treasury’s TARP Capital Purchase Program, the firm will repurchase shares of common stock through its share

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repurchase program only for the purpose of offsetting dilution from equity-based compensation, to the extent permitted.

In 2007, the Board authorized 17,500.1 shares of perpetual Non-Cumulative Preferred Stock, Series E, and 5,000.1 shares of perpetual Non-Cumulative Preferred Stock, Series F, in connection with the APEX issuance. See Note 7 for further information on the APEX issuance. Under the stock purchase contracts, Group Inc. will issue on the relevant stock purchase dates (on or before June 1, 2013 and September 1, 2013 for Series E and Series F preferred stock, respectively) one share of Series E and Series F preferred stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated debt held by these trusts. When issued, each share of Series E and Series F preferred stock will have a par value of $0.01 and a liquidation preference of $100,000 per share. Dividends on Series E preferred stock, if declared, will be payable semi-annually at a fixed annual rate of 5.79% if the stock is issued prior to June 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%. Dividends on Series F preferred stock, if declared, will be payable quarterly at a rate per annum equal to three-month LIBOR plus 0.77% if the stock is issued prior to September 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%. The preferred stock may be redeemed at the option of the firm on the stock purchase dates or any day thereafter, subject to regulatory approval and certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

Preferred dividends declared are set forth below:

	Year Ended November
	2008		2007
	(per share)	(in millions)	(per share)	(in millions)

Series A	$1,068.86	$32	$1,563.51	$47
Series B	1,550.00	50	1,550.00	50
Series C	1,110.18	9	1,563.51	12
Series D	1,105.18	59	1,543.06	83
Series G	1,083.33	54	—	—

Total		$204		$192

On December 15, 2008, the Board declared a dividend per preferred share of $239.58, $387.50, $255.56, $255.56 and $2,500 for Series A, Series B, Series C, Series D and Series G preferred stock, respectively, to be paid on February 10, 2009 to preferred shareholders of record on January 26, 2009. Also on December 15, 2008, the Board declared a dividend of $14.8611111 per share of Series H preferred stock to be paid on February 17, 2009 to preferred shareholders of record on January 31, 2009. The total amount of preferred stock dividends declared on December 15, 2008 was $309 million.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Income

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	November
	2008	2007
	(in millions)
Adjustment from adoption of SFAS No. 158, net of tax	$(194)	$(194)
Currency translation adjustment, net of tax	(30)	68
Pension and postretirement liability adjustment, net of tax	69	—
Net unrealized gains/(losses) on available-for-sale securities, net of tax (1)	(47)	8

Total accumulated other comprehensive income/(loss), net of tax	$(202)	$(118)

(1)	Consists of net unrealized losses of $55 million on available-for-sale securities held by the firm’s insurance subsidiaries and net unrealized gains of $8 million on available-for-sale securities held by investees accounted for under the equity method as of November 2008. Consists of net unrealized gains of $9 million on available-for-sale securities held by investees accounted for under the equity method and net unrealized losses of $1 million on available-for-sale securities held by the firm’s insurance subsidiaries as of November 2007.

Note 10.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Year Ended November
	2008	2007	2006
	(in millions, except per share amounts)
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,041	$11,407	$9,398

Denominator for basic EPS — weighted average number of common shares	437.0	433.0	449.0
Effect of dilutive securities (1)
Restricted stock units	10.2	13.6	13.6
Stock options	9.0	14.6	14.8

Dilutive potential common shares	19.2	28.2	28.4

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	456.2	461.2	477.4

Basic EPS	$4.67	$26.34	$20.93
Diluted EPS	4.47	24.73	19.69

(1)	The diluted EPS computations do not include the antidilutive effect of restricted stock units (RSUs), stock options and warrants as follows:

	As of November
	2008	2007	2006
	(in millions)

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	60.5	—	—

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the consolidated statements of financial condition:

	As of November
	2008	2007
	(in millions)
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	247	123
Equities (1)	2,389	2,381
Principal Investments	80	11
Asset Management and Securities Services
Asset Management (2)	565	564
Securities Services	117	117

Total	$3,523	$3,321

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of November
		2008	2007
		(in millions)

Customer lists (1)	Gross carrying amount	$1,160	$1,086
	Accumulated amortization	(436)	(354)

	Net carrying amount	$724	$732

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(252)	(212)

DMM rights	Net carrying amount	$462	$502

Insurance-related	Gross carrying amount	$448	$461
assets (2)	Accumulated amortization	(145)	(89)

	Net carrying amount	$303	$372

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF) lead	Accumulated amortization	(43)	(38)

market maker rights	Net carrying amount	$95	$100

Other (3)	Gross carrying amount	$178	$360
	Accumulated amortization	(85)	(295)

	Net carrying amount	$93	$65

Total	Gross carrying amount	$2,638	$2,759
	Accumulated amortization	(961)	(988)

	Net carrying amount	$1,677	$1,771

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of acquired variable annuity and life insurance businesses. DAC results from commissions paid by the firm to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with the firm and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is seven years as of November 2008.

(3)	Primarily includes marketing-related assets and power contracts.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 11 years.

The estimated future amortization for existing identifiable intangible assets through 2013 is set forth below (in millions):

2009	$172
2010	155
2011	150
2012	142
2013	129

Note 12.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, nonfinancial assets. The following table sets forth the firm’s other assets by type:

	As of November
	2008	2007
	(in millions)
Property, leasehold improvements and equipment (1)	$10,793	$8,975
Goodwill and identifiable intangible assets (2)	5,200	5,092
Income tax-related assets	8,359	4,177
Equity-method investments (3)	1,454	2,014
Miscellaneous receivables and other	4,632	3,809

Total	$30,438	$24,067

(1)	Net of accumulated depreciation and amortization of $6.55 billion and $5.88 billion as of November 2008 and November 2007, respectively.

(2)	See Note 11 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments of $3.45 billion and $2.25 billion accounted for at fair value under SFAS No. 159 as of November 2008 and November 2007, respectively, which are included in “Trading assets, at fair value” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of November
	2008	2007
	(in millions)
Compensation and benefits	$4,646	$11,816
Insurance-related liabilities (1)	9,673	10,344
Minority interest (2)	1,643	7,265
Income tax-related liabilities	2,865	2,546
Employee interests in consolidated funds	517	2,187
Accrued expenses and other payables	3,872	4,749

Total	$23,216	$38,907

(1)	Insurance-related liabilities are set forth in the table below:

	As of November
	2008	2007
	(in millions)

Separate account liabilities	$3,628	$7,039
Liabilities for future benefits and unpaid claims	4,778	2,142
Contract holder account balances	899	937
Reserves for guaranteed minimum death and income benefits	368	226

Total insurance-related liabilities	$9,673	$10,344

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.30 billion as of both November 2008 and November 2007, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $1.20 billion and $785 million as of November 2008 and November 2007, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders. Liabilities for future benefits and unpaid claims include $978 million carried at fair value under SFAS No. 159.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are computed in accordance with AICPA SOP 03-1 and are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $784 million and $5.95 billion related to consolidated investment funds as of November 2008 and November 2007, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.	Employee Benefit Plans

The firm sponsors various pension plans and certain other postretirement benefit plans, primarily healthcare and life insurance. The firm also provides certain benefits to former or inactive employees prior to retirement.

Defined Benefit Pension Plans and Postretirement Plans

Employees of certain non-U.S. subsidiaries participate in various defined benefit pension plans. These plans generally provide benefits based on years of credited service and a percentage of the employee’s eligible compensation. The firm maintains a defined benefit pension plan for most U.K. employees. As of April 2008, the U.K. defined benefit plan was closed to new participants, but will continue to accrue benefits for existing participants.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the changes in the plans’ benefit obligations and the fair value of assets for November 2008 and November 2007 and a statement of the funded status of the plans as of November 2008 and November 2007:

	As of or for the Year Ended November
	2008			2007
	U.S.	Non-U.S.	Post-	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement	Pension	Pension	retirement
	(in millions)
Benefit obligation
Balance, beginning of year	$399	$748	$445	$395	$673	$372
Service cost	—	84	26	—	78	21
Interest cost	24	41	31	22	34	23
Plan amendments	—	—	(61)	—	(1)	—
Actuarial loss/(gain)	(50)	(261)	10	(11)	(79)	36
Benefits paid	(8)	(2)	(10)	(7)	(1)	(7)
Effect of foreign exchange rates	—	(154)	—	—	44	—

Balance, end of year	$365	$456	$441	$399	$748	$445

Fair value of plan assets
Balance, beginning of year	$450	$614	$—	$423	$506	$—
Actual return on plan assets	(151)	(77)	—	34	36	—
Firm contributions	—	184	9	—	38	7
Employee contributions	—	1	—	—	1	—
Benefits paid	(8)	(1)	(9)	(7)	(1)	(7)
Effect of foreign exchange rates	—	(170)	—	—	34	—

Balance, end of year	$291	$551	$—	$450	$614	$—

Funded status of plans	$(74)	$95	$(441)	$51	$(134)	$(445)

Amounts recognized in the Consolidated Statements of Financial Condition consist of:
Other assets	$—	$129	$—	$51	$—	$—
Other liabilities and accrued expenses	(74)	(34)	(441)	—	(134)	(445)

Net amount recognized	$(74)	$95	$(441)	$51	$(134)	$(445)

Amounts recognized in Accumulated other comprehensive income/(loss) consist of:
Actuarial loss/(gain)	$195	$(59)	$129	$60	$79	$130
Prior service cost/(credit)	—	3	(39)	—	3	34
Transition obligation/(asset)	(11)	3	—	(14)	4	1

Total amount recognized — Pre-tax	$184	$(53)	$90	$46	$86	$165

The accumulated benefit obligation for all defined benefit pension plans was $769 million and $1.05 billion as of November 2008 and November 2007, respectively.

For plans in which the accumulated benefit obligation exceeded plan assets, the aggregate projected benefit obligation and accumulated benefit obligation was $426 million and $413 million, respectively, as of November 2008, and $722 million and $636 million, respectively, as of

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

November 2007. The fair value of plan assets for each of these plans was $317 million and $590 million as of November 2008 and November 2007, respectively.

The components of pension expense/(income) and postretirement expense are set forth below:

	Year Ended November
	2008	2007	2006
	(in millions)
U.S. pension
Interest cost	$24	$22	$21
Expected return on plan assets	(33)	(32)	(26)
Net amortization	(1)	1	7

Total	$(10)	$(9)	$2

Non-U.S. pension
Service cost	$84	$78	$58
Interest cost	41	34	25
Expected return on plan assets	(41)	(36)	(29)
Net amortization	2	10	11

Total	$86	$86	$65

Postretirement
Service cost	$26	$21	$19
Interest cost	31	23	19
Net amortization	23	19	18

Total	$80	$63	$56

Estimated 2009 amortization from Accumulated other comprehensive income:
Actuarial loss/(gain)	$26
Prior service cost/(credit)	8
Transition obligation/(asset)	(2)

Total	$32

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

	Year Ended November
	2008	2007	2006
Defined benefit pension plans
U.S. pension — projected benefit obligation
Discount rate	6.75%	6.00%	5.50%
Rate of increase in future compensation levels	N/A	N/A	N/A
U.S. pension — net periodic benefit cost
Discount rate	6.00	5.50	5.25
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50	7.50	7.50
Non-U.S. pension — projected benefit obligation
Discount rate	6.79	5.91	4.85
Rate of increase in future compensation levels	3.85	5.38	4.98
Non-U.S. pension — net periodic benefit cost
Discount rate	5.91	4.85	4.81
Rate of increase in future compensation levels	5.38	4.98	4.75
Expected long-term rate of return on plan assets	5.89	6.84	6.93
Postretirement plans — benefit obligation
Discount rate	6.75%	6.00%	5.50%
Rate of increase in future compensation levels	5.00	5.00	5.00
Postretirement plans — net periodic benefit cost
Discount rate	6.00	5.50	5.25
Rate of increase in future compensation levels	5.00	5.00	5.00

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

For measurement purposes, an annual growth rate in the per capita cost of covered healthcare benefits of 9.30% was assumed for the year ending November 2009. The rate was assumed to decrease ratably to 5.00% for the year ending November 2015 and remain at that level thereafter.

The assumed cost of healthcare has an effect on the amounts reported for the firm’s postretirement plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase		1% Decrease
	2008	2007	2008	2007
	(in millions)
Service plus interest costs	$11	$12	$(9)	$(9)
Obligation	90	94	(70)	(72)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the composition of plan assets for the U.S. and non-U.S. defined benefit pension plans by asset category:

	As of November
	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Pension	Pension	Pension	Pension
Equity securities	69%	28%	63%	45%
Debt securities	29	7	23	8
Other	2	65	14	47

Total	100%	100%	100%	100%

The investment approach of the firm’s U.S. and major non-U.S. defined benefit pension plans involves employing a sufficient level of flexibility to capture investment opportunities as they occur, while maintaining reasonable parameters to ensure that prudence and care are exercised in the execution of the investment programs. The plans employ a total return on investment approach, whereby a mix, which is broadly similar to the actual asset allocation as of November 2008, of equity securities, debt securities and other assets, is targeted to maximize the long-term return on assets for a given level of risk. Investment risk is measured and monitored on an ongoing basis by the firm’s Retirement Committee through periodic portfolio reviews, meetings with investment managers and annual liability measurements.

The firm expects to contribute a minimum of $73 million to its pension plans and $13 million to its postretirement plans in 2009.

The following table sets forth benefits projected to be paid from the firm’s U.S. and non-U.S. defined benefit pension and postretirement plans (net of Medicare subsidy receipts) and reflects expected future service costs, where appropriate:

	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement
	(in millions)
2009	$9	$7	$13
2010	10	8	15
2011	10	8	17
2012	11	8	18
2013	13	8	19
2014-2018	81	47	108

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $208 million, $258 million and $230 million for the years ended November 2008, November 2007 and November 2006, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14.	Employee Incentive Plans

Stock Incentive Plan

The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (Amended SIP), which provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, awards with performance conditions and other share-based awards. In the second quarter of 2003, the Amended SIP was approved by the firm’s shareholders, effective for grants after April 1, 2003.

The total number of shares of common stock that may be issued under the Amended SIP through 2008 may not exceed 250 million shares and, in each year thereafter, may not exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding year, increased by the number of shares available for awards in previous years but not covered by awards granted in such years. As of November 2008 and November 2007, 162.4 million and 160.6 million shares, respectively, were available for grant under the Amended SIP.

Other Compensation Arrangements

The firm has maintained deferred compensation plans for eligible employees. In general, under the plans, participants were able to defer payment of a portion of their cash year-end compensation. During the deferral period, participants were able to notionally invest their deferrals in certain alternatives available under the plans. Generally, under current tax law, participants are not subject to income tax on amounts deferred or on any notional investment earnings until the returns are distributed, and the firm is not entitled to a corresponding tax deduction until the amounts are distributed. Beginning with the 2008 year, these deferred compensation plans were frozen with respect to new contributions and the plans were terminated. Participants generally will receive distributions of their benefits in 2009 except that no payments will be accelerated for certain senior executives. The firm has recognized compensation expense for the amounts deferred under these plans. As of November 2008 and November 2007, $220 million and $281 million, respectively, related to these plans was included in “Other liabilities and accrued expenses” in the consolidated statements of financial condition.

The firm has a discount stock program through which Participating Managing Directors may be permitted to acquire restricted stock units at an effective 25% discount (for 2008 year-end compensation, the program was suspended, and no individual was permitted to acquire discounted restricted stock units thereunder). In prior years, the 25% discount was effected by an additional grant of restricted stock units equal to one-third of the number of restricted stock units purchased by qualifying participants. The purchased restricted stock units were 100% vested when granted, but the shares underlying them generally were subject to certain transfer restrictions (which were waived in December 2008 except for certain senior executives). The shares underlying the restricted stock units that were granted to effect the 25% discount generally vest in equal installments on the second and third anniversaries following the grant date and were not transferable before the third anniversary of the grant date (transfer restrictions on vested awards were waived in December 2008 except for certain senior executives). Compensation expense related to these restricted stock units is recognized over the vesting period. The total value of restricted stock units granted for 2007 in order to effect the 25% discount was $66 million.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

The firm issues restricted stock units to employees under the Amended SIP, primarily in connection with year-end compensation and acquisitions. Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. Year-end restricted stock units generally vest and deliver as outlined in the applicable restricted stock unit agreements. All employee restricted stock unit agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. Of the total restricted stock units outstanding as of November 2008 and November 2007, (i) 12.0 million units and 22.0 million units, respectively, required future service as a condition to the delivery of the underlying shares of common stock and (ii) 43.9 million units and 51.6 million units, respectively, did not require future service. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements. When delivering the underlying shares to employees, the firm generally issues new shares of common stock. The activity related to these restricted stock units is set forth below:

			Weighted Average Grant-Date
	Restricted Stock		Fair Value of Restricted
	Units Outstanding		Stock Units Outstanding
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Outstanding, November 2007 (1)	22,025,347	51,565,557	$180.98	$164.94
Granted (2)(3)	1,787,746	103,474	154.32	154.13
Forfeited	(898,950)	(649,694)	184.67	171.40
Delivered (4)	—	(18,086,395)	—	112.27
Vested (3)	(10,950,279)	10,950,279	152.06	152.06

Outstanding, November 2008	11,963,864	43,883,221	$203.19	$183.31

(1)	Includes restricted stock units granted to employees in December 2007 as part of compensation for fiscal 2007.

(2)	The weighted average grant-date fair value of restricted stock units granted during the years ended November 2008, November 2007 and November 2006 was $154.31, $224.13 and $196.99, respectively.

(3)	The aggregate fair value of awards vested during the years ended November 2008, November 2007 and November 2006 was $1.03 billion, $5.63 billion and $4.40 billion, respectively.

(4)	Includes restricted stock units that were cash settled.

Stock Options

Stock options granted to employees generally vest as outlined in the applicable stock option agreement and generally first become exercisable on or after the third anniversary of the grant date. Other than the options granted in December 2007 related to 2007 compensation, no options were granted during fiscal 2008. Year-end stock options for 2007 become exercisable in January 2011 and expire on November 24, 2017. Shares received on exercise prior to January 2013 for year-end 2007 options cannot be sold, transferred or otherwise disposed of until January 2013. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. In general, all stock options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the Amended SIP and the applicable stock option agreement. The dilutive effect of the firm’s outstanding stock options is included in “Average common shares outstanding — Diluted” on the consolidated statements of earnings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity related to these stock options is set forth below:

				Weighted
		Weighted	Aggregate	Average
	Options	Average	Intrinsic Value	Remaining
	Outstanding	Exercise Price	(in millions)	Life (years)
Outstanding, November 2007 (1)	39,229,629	$106.63
Granted	—	—
Exercised	(4,743,181)	74.55
Forfeited	(847,316)	173.21

Outstanding, November 2008	33,639,132	$109.47	$34	4.23

Exercisable, November 2008	24,866,508	$84.67	$34	2.87

(1)	Includes stock options granted to employees in December 2007 as part of compensation for fiscal 2007, for which no future service was required.

The total intrinsic value of options exercised during the years ended November 2008, November 2007 and November 2006 was $433 million, $1.32 billion and $1.52 billion, respectively.

The options outstanding as of November 2008 are set forth below:

				Weighted
			Weighted	Average
		Options	Average	Remaining
Exercise Price		Outstanding	Exercise Price	Life (years)
$45.00 –	$59.99	1,285,788	$52.97	0.50
60.00 –	74.99	—	—	—
75.00 –	89.99	11,898,382	81.03	2.93
90.00 –	104.99	11,682,338	91.86	3.07
105.00 –	119.99	—	—	—
120.00 –	134.99	2,791,500	131.64	7.00
135.00 –	194.99	—	—	—
195.00 –	209.99	5,981,124	202.27	8.56

Outstanding, November 2008		33,639,132

The weighted average fair value of options granted for 2007 and 2006 was $51.04 and $49.96 per option, respectively. Fair value was estimated as of the grant date based on a Black-Scholes option-pricing model principally using the following weighted average assumptions:

	Year Ended November
	2008 (1)	2007	2006
Risk-free interest rate	N/A	4.0%	4.6%
Expected volatility	N/A	35.0	27.5
Dividend yield	N/A	0.7	0.7
Expected life	N/A	7.5 years	7.5 years

(1)	There were no options granted during fiscal 2008 other than those related to 2007 compensation and included in the 2007 disclosures above.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The common stock underlying the options granted for 2007 and 2006 is subject to transfer restrictions for a period of 2 years and 1 year, respectively, from the date the options become exercisable. The value of the common stock underlying the options granted for 2007 and 2006 reflects a liquidity discount of 24.0% and 17.5%, respectively, as a result of these transfer restrictions. The liquidity discount was based on the firm’s pre-determined written liquidity discount policies. The 7.5 years expected life of the options reflects the estimated impact of these sales restrictions on the life of the awards.

The following table sets forth share-based compensation and the related tax benefit:

	Year Ended November
	2008	2007	2006
	(in millions)
Share-based compensation	$1,587	$4,549	$3,669
Excess tax benefit related to options exercised	144	469	542
Excess tax benefit related to share-based compensation (1)	645	908	653

(1)	Represents the tax benefit, recognized in additional paid-in capital, on stock options exercised and the delivery of common stock underlying restricted stock units.

As of November 2008, there was $1.25 billion of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.84 years.

On December 17, 2008 the firm granted 20.6 million restricted stock units and 36.0 million stock options to its employees. The restricted stock units and options require future service and are subject to additional vesting conditions as outlined in the award agreements. Generally shares underlying RSUs are delivered and stock options become exercisable shortly after vesting, but are subject to certain transfer restrictions. These grants are not included in the above tables.

Note 15.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $3.14 billion, $3.62 billion and $3.37 billion for the years ended November 2008, November 2007 and November 2006, respectively. As of November 2008 and November 2007, the fees receivable from these funds were $861 million and $596 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $14.45 billion and $12.90 billion as of November 2008 and November 2007, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 8 for the firm’s commitments related to these funds.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.	Income Taxes

The components of the net tax expense reflected in the consolidated statements of earnings are set forth below:

	Year Ended November
	2008	2007	2006
	(in millions)
Current taxes
U.S. federal	$(278)	$2,934	$3,736
State and local	91	388	627
Non-U.S.	1,964	2,554	2,165

Total current tax expense	1,777	5,876	6,528

Deferred taxes
U.S. federal	(880)	118	(635)
State and local	(92)	100	(262)
Non-U.S.	(791)	(89)	(608)

Total deferred tax (benefit)/expense	(1,763)	129	(1,505)

Net tax expense	$14	$6,005	$5,023

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

Significant components of the firm’s deferred tax assets and liabilities are set forth below:

	As of November
	2008	2007
	(in millions)
Deferred tax assets
Compensation and benefits	$3,732	$3,869
FIN 48 asset	625	—
Foreign tax credits	334	—
Unrealized losses	94	—
Other, net	1,481	997

	6,266	4,866
Valuation allowance (1)	(93)	(112)

Total deferred tax assets (2)	$6,173	$4,754

Deferred tax liabilities
Depreciation and amortization	1,558	1,208
Unrealized gains	—	1,279

Total deferred tax liabilities (2)	$1,558	$2,487

(1)	Relates primarily to the ability to utilize losses in various tax jurisdictions.

(2)	Before netting within tax jurisdictions.

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of November 2008, this policy resulted in an unrecognized net deferred tax liability of $1.1 billion attributable to reinvested earnings of $11.6 billion.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2008, the valuation allowance was decreased by $19 million, primarily due to the utilization of net operating losses previously considered more likely than not to expire unused. Net operating loss carryforwards were $2.77 billion and $2.12 billion as of November 2008 and November 2007, respectively.

The firm had federal net operating loss carryforwards, primarily resulting from acquisitions, of $172 million and $139 million as of November 2008 and November 2007, respectively. The firm recorded a related net deferred income tax asset of $56 million and $44 million as of November 2008 and November 2007, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2016.

The firm had state and local net operating loss carryforwards, primarily resulting from acquisitions, of $2.59 billion and $1.62 billion as of November 2008 and November 2007, respectively. The firm recorded a related net deferred income tax asset of $97 million and $21 million as of November 2008 and November 2007, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2012.

The firm had foreign net operating loss carryforwards of $5 million and $306 million as of November 2008 and November 2007, respectively. The firm recorded a related net deferred income tax asset of $84 million as of November 2007. These carryforwards are subject to limitation on utilization and can be carried forward indefinitely.

The firm had foreign tax credit carryforwards of $334 million as of November 2008. These carryforwards are subject to limitation on utilization and will begin to expire in 2018.

The firm adopted the provisions of FIN 48 as of December 1, 2007 and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings.

The following table sets forth the changes in the firm’s unrecognized tax benefits from December 1, 2007 to November 28, 2008 (in millions):

Balance at December 1, 2007	$1,042
Increases based on tax positions related to the current year	172
Increases based on tax positions related to prior years	264
Decreases related to tax positions of prior years	(67)
Decreases related to settlements	(38)

Balance at November 2008	$1,373

As of November 2008, the firm’s liability for unrecognized tax benefits reported in “Other liabilities and accrued expenses” in the consolidated statement of financial condition was $1.4 billion. The firm reported a related deferred tax asset of $625 million in “Other assets” in the consolidated statement of financial condition. If recognized, the net tax benefit of $748 million would reduce the firm’s effective income tax rate. As of November 2008, the firm’s accrued liability for interest expense related to income tax matters and income tax penalties was $110.9 million. The firm reports interest expense related to income tax matters in “Provision for taxes” in the consolidated statements of earnings and income tax penalties in “Other expenses” in the consolidated statements of earnings. The firm recognized $36.7 million of interest and income tax penalties for the year ended November 2008. The firm does not expect unrecognized tax benefits to change significantly during the twelve months subsequent to November 28, 2008.

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

A reconciliation of the U.S. federal statutory income tax rate to the firm’s effective income tax rate is set forth below:

	Year Ended November
	2008	2007		2006
U.S. federal statutory income tax rate	35.0%	35.0%		35.0%
Increase related to state and local taxes, net of U.S. income tax effects	—	1.8		1.6
Tax credits	(4.3)	(0.5)		(0.6)
Foreign operations	(29.8)	(1.6)		(1.3)
Tax-exempt income, including dividends	(5.9)	(0.4)		(0.4)
Other	5.6 (1)	(0.2	) (2)	0.2

Effective income tax rate	0.6%	34.1%		34.5%

(1)	Primarily includes the effect of FIN 48 liability increase.

(2)	Primarily includes the effect of audit settlements.

Tax benefits of approximately $645 million in November 2008, $908 million in November 2007 and $653 million in November 2006, related to the delivery of common stock underlying restricted stock units and the exercise of options, were credited directly to “Additional paid-in capital” in the consolidated statements of financial condition and changes in shareholders’ equity.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17.	Regulation

On September 21, 2008, Group Inc. became a bank holding company under the U.S. Bank Holding Company Act of 1956. As of that date, the Federal Reserve Board became the primary U.S. regulator of Group Inc., as a consolidated entity. Prior to September 21, 2008, Group Inc. was subject to regulation by the SEC as a Consolidated Supervised Entity (CSE) and was subject to group-wide supervision and examination by the SEC and to minimum capital standards on a consolidated basis. On September 26, 2008, the SEC announced that it was ending the CSE program. The firm’s principal U.S. broker-dealer, GS&Co., remains subject to regulation by the SEC.

The firm is subject to regulatory capital requirements administered by the U.S. federal banking agencies. The firm’s bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital guidelines. Under the Federal Reserve Board’s capital adequacy guidelines and the regulatory framework for prompt corrective action (PCA) that is applicable to GS Bank USA, the firm and its bank depository institution subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. The firm and its bank depository institution subsidiaries’ capital amounts, as well as GS Bank USA’s PCA classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. The firm anticipates reporting capital ratios as follows:

•	Before Group Inc. became a bank holding company, it was subject to capital guidelines by the SEC as a CSE that were generally consistent with those set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). The firm currently computes and reports its firmwide capital ratios in accordance with the Basel II requirements as applicable to the firm when it was regulated as a CSE for the purpose of assessing the adequacy of its capital. Under the Basel II framework as it applied to the firm when it was regulated as a CSE, the firm evaluates its Tier 1 Capital and Total Allowable Capital as a percentage of Risk-Weighted Assets (RWAs). As of November 2008, the firm’s Total Capital Ratio (Total Allowable Capital as a percentage of RWAs) was 18.9% and the firm’s Tier 1 Ratio (Tier 1 Capital as a percentage of RWAs) was 15.6%, in each case calculated under the Basel II framework as it applied to the firm when it was regulated as a CSE. The firm expects to continue to report to investors for a period of time its Basel II capital ratios as applicable to it when it was regulated as a CSE.

•	The regulatory capital guidelines currently applicable to bank holding companies are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I), with Basel II to be phased in over time. The firm is currently working with the Federal Reserve Board to put in place the appropriate reporting and compliance mechanisms and methodologies to allow reporting of the Basel I capital ratios as of the end of March 2009.

•	In addition, the firm is currently working to implement the Basel II framework as applicable to it as a bank holding company (as opposed to as a CSE). U.S. banking regulators have incorporated the Basel II framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., transition to Basel II over the next several years.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Federal Reserve Board also has established minimum leverage ratio guidelines. The firm was not subject to these guidelines before becoming a bank holding company and, accordingly, is currently working with the Federal Reserve Board to finalize its methodology for calculating this ratio. The Tier 1 leverage ratio is defined as Tier 1 capital (as applicable to the firm as a bank holding company) divided by adjusted average total assets (which includes adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum Tier 1 leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. As of November 2008, the firm’s estimated Tier 1 leverage ratio was 6.1%. This ratio represents a preliminary estimate and may be revised in subsequent filings as the firm continues to work with the Federal Reserve Board to finalize the methodology for the calculation.

The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of November 2008, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $10.92 billion, which exceeded the amounts required by $8.87 billion. As of November 2008, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.38 billion, which exceeded the amounts required by $1.29 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of November 2008 and November 2007, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

As of November 2008, GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA was formed in November 2008 through the merger of the firm’s existing Utah industrial bank (named GS Bank USA) into the firm’s New York limited purpose trust company, with the surviving company taking the name GS Bank USA. As of November 2007, GS Bank USA’s predecessor was a wholly owned industrial bank regulated by the Utah Department of Financial Institutions, was a member of the FDIC and was subject to minimum capital requirements. The firm computes the capital ratios for GS Bank USA in accordance with the Basel I framework for purposes of assessing the adequacy of its capital. In order to be considered a “well capitalized” depository institution under the Federal Reserve Board guidelines, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. In connection with the November 2008 asset transfer described below, GS Bank USA agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. In November 2008, the firm contributed subsidiaries with an aggregate of $117.16 billion in assets into GS Bank USA (which brought total assets in GS Bank USA

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to $145.06 billion as of November 2008). As a result, the firm is currently working with the Federal Reserve Board to finalize its methodology for the Basel I calculations. As of November 2008, under Basel I, GS Bank USA’s estimated Tier 1 capital ratio was 8.9% and estimated total capital ratio was 11.6%. In addition, GS Bank USA’s estimated Tier 1 leverage ratio was 9.1%.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The reserve balance deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $94 million and $32 million as of November 2008 and November 2007, respectively. GS Bank Europe, a wholly owned credit institution, is regulated by the Irish Financial Services Regulatory Authority and is subject to minimum capital requirements. As of November 2008, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

Transactions between GS Bank USA and Group Inc. and its subsidiaries and affiliates (other than, generally, subsidiaries of GS Bank USA) are regulated by the Federal Reserve Board. These regulations generally limit the types and amounts of transactions (including loans to and borrowings from GS Bank USA) that may take place and generally require those transactions to be on an arms-length basis.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the Bermuda Monetary Authority and by Lloyd’s (which is, in turn, regulated by the U.K.’s Financial Services Authority (FSA)). The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of November 2008 and November 2007.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of November 2008 and November 2007, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of November 2008 and November 2007, these subsidiaries were in compliance with their local capital adequacy requirements.

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of November 2008 and November 2007, approximately $26.92 billion and $18.10 billion, respectively, of net assets of regulated subsidiaries were restricted as to the payment of dividends to Group Inc. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board and the FDIC have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the Federal Reserve Board’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization. As of November 2008, GS Bank USA was not able to declare dividends to Group Inc. without regulatory approval.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.	Business Segments

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the Year Ended November
		2008	2007	2006
		(in millions)

Investment	Net revenues	$5,185	$7,555	$5,629
Banking	Operating expenses	3,143	4,985	4,062

	Pre-tax earnings	$2,042	$2,570	$1,567

	Segment assets	$1,948	$5,526	$4,967

Trading and	Net revenues	$9,063	$31,226	$25,562
Principal	Operating expenses	11,808	17,998	14,962

Investments	Pre-tax earnings/(loss)	$(2,745)	$13,228	$10,600

	Segment assets	$645,267	$744,647	$566,499

Asset Management	Net revenues	$7,974	$7,206	$6,474
and Securities	Operating expenses	4,939	5,363	4,036

Services	Pre-tax earnings	$3,035	$1,843	$2,438

	Segment assets	$237,332	$369,623	$266,735

Total	Net revenues (1)(2)	$22,222	$45,987	$37,665
	Operating expenses (3)	19,886	28,383	23,105

	Pre-tax earnings (4)	$2,336	$17,604	$14,560

	Total assets	$884,547	$1,119,796	$838,201

(1)	Net revenues include net interest as set forth in the table below:

	Year Ended November
	2008	2007	2006
	(in millions)

Investment Banking	$6	$—	$16
Trading and Principal Investments	968	1,512	1,535
Asset Management and Securities Services	3,302	2,475	1,947

Total net interest	$4,276	$3,987	$3,498

(2)	Net revenues includes non-interest income as set forth in the table below:

	Year Ended November
	2008	2007	2006
	(in millions)

Investment banking fees	$5,179	$7,555	$5,613
Equities commissions	4,998	4,579	3,518
Asset management and other fees	4,672	4,731	4,527
Trading and principal investments revenues	3,097	25,135	20,509

Total non-interest income	$17,946	$42,000	$34,167

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading and principal investments revenues include $(61) million, $6 million and $(7) million for the years ended November 2008, November 2007 and November 2006, respectively, of realized gains/(losses) on securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale under SFAS No. 115.

(3)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $(4) million, $37 million and $45 million for the years ended November 2008, November 2007 and November 2006, respectively, that have not been allocated to the firm’s segments.

(4)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Year Ended November
	2008	2007	2006
	(in millions)

Investment Banking	$187	$137	$119
Trading and Principal Investments	1,161	845	725
Asset Management and Securities Services	277	185	151

Total depreciation and amortization	$1,625	$1,167	$995

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total net revenues, pre-tax earnings and net earnings of the firm and its consolidated subsidiaries by geographic region allocated on the methodology described above, as well as the percentage of total net revenues, pre-tax earnings and net earnings for each geographic region:

	Year Ended November
	2008		2007		2006
	($ in millions)
Net revenues
Americas (1)	$15,485	70%	$23,412	51%	$20,361	54%
EMEA (2)	5,910	26	13,538	29	9,354	25
Asia	827	4	9,037	20	7,950	21

Total net revenues	$22,222	100%	$45,987	100%	$37,665	100%

Pre-tax earnings
Americas (1)	$4,879	N.M. %	$7,673	43%	$7,515	52%
EMEA (2)	169	N.M.	5,458	31	3,075	21
Asia	(2,716)	N.M.	4,510	26	4,015	27
Corporate (3)	4	—	(37)	—	(45)	—

Total pre-tax earnings	$2,336	100%	$17,604	100%	$14,560	100%

Net earnings
Americas (1)	$3,371	N.M. %	$4,981	43%	$4,855	51%
EMEA (2)	694	N.M.	3,735	32	2,117	22
Asia	(1,746)	N.M.	2,907	25	2,594	27
Corporate (3)	3	—	(24)	—	(29)	—

Total net earnings	$2,322	100%	$11,599	100%	$9,537	100%

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Consists of net provisions for a number of litigation and regulatory proceedings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.	Interest Income and Interest Expense

The following table sets forth the details of the firm’s interest income and interest expense:

	Year Ended November
	2008	2007	2006
	(in millions)
Interest income (1)
Deposits with banks	$188	$119	$159
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	11,746	18,013	9,850
Trading assets	13,150	13,120	10,717
Other interest (2)	10,549	14,716	14,460

Total interest income	$35,633	$45,968	$35,186

Interest expense
Deposits	$756	$677	$146
Securities loaned and securities sold under agreements to repurchase, at fair value	7,414	12,612	9,525
Trading liabilities	2,789	3,866	3,125
Short-term borrowings (3)	1,864	3,398	2,905
Long-term borrowings (4)	13,687	14,147	9,777
Other interest (5)	4,847	7,281	6,210

Total interest expense	$31,357	$41,981	$31,688

Net interest income	$4,276	$3,987	$3,498

(1)	Interest income is recorded on an accrual basis based on contractual interest rates.

(2)	Primarily includes interest income on customer debit balances, securities borrowed and other interest-earning assets.

(3)	Includes interest on unsecured short-term borrowings and short-term other secured financings.

(4)	Includes interest on unsecured long-term borrowings and long-term other secured financings.

(5)	Primarily includes interest expense on customer credit balances, securities loaned and other interest-bearing liabilities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20.	Parent Company

Group Inc. — Condensed Statements of Earnings

Year ended November	2008	2007	2006

	(in millions)

Revenues
Dividends from bank subsidiary (1)	$2,922	$18	$285
Dividends from nonbank subsidiaries	3,716	4,273	5,076
Undistributed earnings/(loss) of subsidiaries	(3,971)	6,708	4,516
Principal investments (2)	(2,886)	2,062	1,951
Interest income (2)	7,167	9,049	7,231

Total revenues	6,948	22,110	19,059
Interest expense (2)	8,229	8,914	6,760

Revenues, net of interest expense	(1,281)	13,196	12,299

Operating expenses
Compensation and benefits	122	780	407
Other expenses (2)	471	281	177

Total operating expenses	593	1,061	584

Pre-tax earnings/(loss)	(1,874)	12,135	11,715
Provision/(benefit) for taxes	(4,196)	536	2,178

Net earnings	2,322	11,599	9,537
Preferred stock dividends	281	192	139

Net earnings applicable to common shareholders	$2,041	$11,407	$9,398

Group Inc. — Condensed Statements of Financial Condition

As of November	2008	2007

	(in millions)

Assets
Cash and cash equivalents	$1,035	$62
Loans to and receivables from subsidiaries (2)
Bank subsidiary (1)	19,247	1,626
Nonbank subsidiaries	157,086	174,589
Investments in subsidiaries and associates (2)
Bank subsidiary (1)	13,322	4,028
Nonbank subsidiaries	38,375	36,333
Trading assets, at fair value	40,171	35,614
Other assets (2)	10,414	6,929

Total assets	$279,650	$259,181

Liabilities and shareholders’ equity
Unsecured short-term borrowings (3)
With third parties	$37,941	$46,577
With subsidiaries	7,462	5,137
Payables to subsidiaries	754	392
Trading liabilities, at fair value	3,530	1,971
Other liabilities	5,247	5,038

Unsecured long-term borrowings (4)
With third parties (2)	158,472	155,351
With subsidiaries (2) (5)	1,875	1,915

Total liabilities	215,281	216,381

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock	16,471	3,100
Common stock	7	6
Restricted stock units and employee stock options	9,284	9,302
Additional paid-in capital	31,071	22,027
Retained earnings	39,913	38,642
Accumulated other comprehensive income/(loss)	(202)	(118)
Common stock held in treasury, at cost	(32,175)	(30,159)

Total shareholders’ equity	64,369	42,800

Total liabilities and shareholders’ equity	$279,650	$259,181

Group Inc. — Condensed Statements of Cash Flows

Year ended November	2008	2007	2006

	(in millions)

Cash flows from operating activities
Net earnings	$2,322	$11,599	$9,537
Non-cash items included in net earnings
Undistributed (earnings)/loss of subsidiaries (2)	3,971	(6,708)	(4,516)
Depreciation and amortization	1	11	7
Deferred income taxes	(2,178)	877	228
Share-based compensation	40	459	451
Changes in operating assets and liabilities
Trading assets, at fair value	(4,661)	(17,795)	(7,763)
Trading liabilities, at fair value	1,559	86	(85)
Net receivables from subsidiaries	(12,177)	2,396	1,883
Other, net	(6,588)	5,448	4,187

Net cash provided by/(used for) operating activities	(17,711)	(3,627)	3,929

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(49)	(29)	—
Proceeds from sales of property, leasehold improvements and equipment	—	11	30
Issuance of short-term loans to subsidiaries, net of repayments	3,701	(22,668)	(12,953)
Issuance of term loans to subsidiaries	(14,242)	(48,299)	(12,362)
Repayments of term loans by subsidiaries	24,925	41,143	3,967
Dividends received (2)	6,638	4,291	5,361
Capital contributions to subsidiaries, net (2)	(22,245)	(4,517)	(7,898)

Net cash used for investing activities	(1,272)	(30,068)	(23,855)

Cash flows from financing activities
Unsecured short-term borrowings, net	(10,564)	3,255	(6,621)
Other secured financing (short-term), net	—	(380)	380
Proceeds from issuance of long-term borrowings	35,645	53,041	44,043
Repayment of long-term borrowings, including the current portion	(23,959)	(13,984)	(12,590)
Common stock repurchased	(2,034)	(8,956)	(7,817)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(850)	(831)	(754)
Proceeds from issuance of common stock	6,105	791	1,613
Proceeds from issuance of preferred stock, net of issuance costs	13,366	—	1,349
Proceeds from issuance of common stock warrants	1,633	—	—
Excess tax benefit related to share-based compensation	614	817	464
Cash settlement of share-based compensation	—	(1)	(137)

Net cash provided by financing activities	19,956	33,752	19,930
Net increase in cash and cash equivalents	973	57	4
Cash and cash equivalents, beginning of year	62	5	1

Cash and cash equivalents, end of year	$1,035	$62	$5

SUPPLEMENTAL DISCLOSURES:

Cash payments for third-party interest, net of capitalized interest, were $7.18 billion, $7.78 billion and $6.11 billion for the years ended November 2008, November 2007 and November 2006, respectively.

Cash payments for income taxes, net of refunds, were $99 million, $3.27 billion and $2.86 billion for the years ended November 2008, November 2007 and November 2006, respectively.

(1)	GS Bank USA. For purposes of identifying bank subsidiaries, the reorganization described in Note 17 is given effect as of the earliest reporting period in this disclosure.
(2)	Prior periods have been reclassified to conform to the current presentation.
(3)	Includes $11.67 billion and $28.69 billion at fair value as of November 2008 and November 2007, respectively.
(4)	Includes $10.90 billion and $10.29 billion at fair value as of November 2008 and November 2007, respectively.
(5)	As of November 2008, unsecured long-term borrowings with subsidiaries by maturity date are $506 million in 2009, $512 million in 2010, $184 million in 2011, $126 million in 2012, $142 million in 2013 and $405 million in 2014-thereafter.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21.	Subsequent Events

On December 15, 2008, the Board approved a change in the firm’s fiscal year-end from the last Friday of November to the last Friday of December. The change is effective for the firm’s 2009 fiscal year. The firm’s 2009 fiscal year began December 27, 2008 and will end December 25, 2009, resulting in a one-month transition period that began November 29, 2008 and ended December 26, 2008.

In December 2008, there was continued deterioration in the credit of LyondellBasell Finance Company, to which the firm had provided bridge loan financing. On January 6, 2009, certain legal entities within the LyondellBasell Industries AF S.C.A. group filed for bankruptcy. As a result, the firm incurred a loss of approximately $850 million in December 2008 from marking the bridge and bank loan facilities held in LyondellBasell Finance Company to expected recovery levels.

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for 2008 and 2007. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2008 Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)
Total revenues	$18,629	$17,643	$13,625	$3,682
Interest expense	10,294	8,221	7,582	5,260

Revenues, net of interest expense	8,335	9,422	6,043	(1,578)
Operating expenses (1)	6,192	6,590	5,083	2,021

Pre-tax earnings/(loss)	2,143	2,832	960	(3,599)
Provision/(benefit) for taxes	632	745	115	(1,478)

Net earnings/(loss)	1,511	2,087	845	(2,121)
Preferred stock dividends	44	36	35	166

Net earnings/(loss) applicable to common shareholders	$1,467	$2,051	$810	$(2,287)

Earnings/(loss) per common share
Basic	$3.39	$4.80	$1.89	$(4.97)
Diluted	3.23	4.58	1.81	(4.97)
Dividends declared and paid per common share	0.35	0.35	0.35	0.35

	2007 Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)
Total revenues	$22,280	$20,351	$23,803	$21,534
Interest expense	9,550	10,169	11,469	10,793

Revenues, net of interest expense	12,730	10,182	12,334	10,741
Operating expenses (1)	7,871	6,751	8,075	5,686

Pre-tax earnings	4,859	3,431	4,259	5,055
Provision for taxes	1,662	1,098	1,405	1,840

Net earnings	3,197	2,333	2,854	3,215
Preferred stock dividends	49	46	48	49

Net earnings applicable to common shareholders	$3,148	$2,287	$2,806	$3,166

Earnings per common share
Basic	$7.08	$5.25	$6.54	$7.49
Diluted	6.67	4.93	6.13	7.01
Dividends declared and paid per common share	0.35	0.35	0.35	0.35

(1)	The timing and magnitude of changes in the firm’s bonus accruals can have a significant effect on results in a given quarter.

SUPPLEMENTAL FINANCIAL INFORMATION

Common Stock Price Range

The following table sets forth, for the quarters indicated, the high and low sales prices per share of the firm’s common stock.

	Sales Price
	2008		2007		2006
	High	Low	High	Low	High	Low
First quarter	$229.35	$169.00	$222.75	$191.50	$146.35	$124.23
Second quarter	203.39	140.27	232.41	189.85	169.31	139.18
Third quarter	190.04	152.25	233.97	157.38	157.00	136.79
Fourth quarter	172.45	47.41	250.70	175.00	203.35	145.66

As of January 16, 2009, there were 9,909 holders of record of the firm’s common stock.

On January 16, 2009, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $73.05 per share.

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Financial Data

	As of or for the Year Ended November
	2008	2007	2006	2005	2004
Income statement data (in millions)
Total revenues	$53,579	$87,968	$69,353	$43,391	$29,839
Interest expense	31,357	41,981	31,688	18,153	8,888

Revenues, net of interest expense	22,222	45,987	37,665	25,238	20,951
Compensation and benefits	10,934	20,190	16,457	11,758	9,681
Other operating expenses	8,952	8,193	6,648	5,207	4,594

Pre-tax earnings	$2,336	$17,604	$14,560	$8,273	$6,676

Balance sheet data (in millions)
Total assets	$884,547	$1,119,796	$838,201	$706,804	$531,379
Other secured financings (long-term)	17,458	33,300	26,134	15,669	12,087
Unsecured long-term borrowings	168,220	164,174	122,842	84,338	68,609
Total liabilities	820,178	1,076,996	802,415	678,802	506,300
Total shareholders’ equity	64,369	42,800	35,786	28,002	25,079

Common share data (in millions, except per share amounts)
Earnings per common share
Basic	$4.67	$26.34	$20.93	$11.73	$9.30
Diluted	4.47	24.73	19.69	11.21	8.92
Dividends declared and paid per common share	1.40	1.40	1.30	1.00	1.00
Book value per common share (1)	98.68	90.43	72.62	57.02	50.77
Average common shares outstanding
Basic	437.0	433.0	449.0	478.1	489.5
Diluted	456.2	461.2	477.4	500.2	510.5

Selected data (unaudited)
Employees
Americas	17,276	17,383	15,477	14,466	13,846
Non-Americas	12,791	13,139	10,990	9,157	7,890

Total employees (2)	30,067	30,522	26,467	23,623	21,736

Assets under management (in billions) (3)
Asset class
Alternative investments (4)	$146	$151	$145	$110	$95
Equity	112	255	215	167	133
Fixed income	248	256	198	154	134

Total non-money market assets	506	662	558	431	362
Money markets	273	206	118	101	90

Total assets under management	$779	$868	$676	$532	$452

(1)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 485.4 million, 439.0 million, 450.1 million, 460.4 million and 494.0 million as of November 2008, November 2007, November 2006, November 2005 and November 2004, respectively.

(2)	Excludes 4,671, 4,572, 3,868, 7,382 and 485 employees as of November 2008, November 2007, November 2006, November 2005 and November 2004, respectively, of consolidated entities held for investment purposes.

(3)	Substantially all assets under management are valued as of calendar month-end.

(4)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

SUPPLEMENTAL FINANCIAL INFORMATION

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The following table sets forth a summary of consolidated average balances and interest rates for the years ended November 2008, November 2007 and November 2006.

	For the Year Ended November
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
	(in millions, except rates)
Assets
Deposits with banks	$5,887	$188	3.19%	$3,516	$119	3.38%	$3,728	$159	4.27%
U.S.	1,541	41	2.66	741	23	3.10	1,351	36	2.66
Non-U.S.	4,346	147	3.38	2,775	96	3.46	2,377	123	5.17
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	421,157	11,746	2.79	348,691	18,013	5.17	308,509	9,850	3.19
U.S.	331,043	8,791	2.66	279,456	15,449	5.53	240,263	8,061	3.36
Non-U.S.	90,114	2,955	3.28	69,235	2,564	3.70	68,246	1,789	2.62
Trading assets (1)(2)	328,208	13,150	4.01	336,412	13,120	3.90	265,878	10,717	4.03
U.S.	186,498	7,700	4.13	190,589	8,167	4.29	177,984	7,397	4.16
Non-U.S.	141,710	5,450	3.85	145,823	4,953	3.40	87,894	3,320	3.78
Other interest-earning assets (3)	221,040	10,549	4.77	203,048	14,716	7.25	158,162	14,460	9.14
U.S.	131,778	4,438	3.37	97,830	6,480	6.62	96,517	9,321	9.66
Non-U.S.	89,262	6,111	6.85	105,218	8,236	7.83	61,645	5,139	8.34

Total interest-earning assets	976,292	35,633	3.65	891,667	45,968	5.16	736,277	35,186	4.78
Cash and due from banks	7,975			3,926			3,348
Other noninterest-earning assets (2)	154,727			102,312			80,856

Total Assets	$1,138,994			$997,905			$820,481

Liabilities
Interest-bearing deposits	$26,455	756	2.86	$13,227	677	5.12	$2,853	146	5.12
U.S.	21,598	617	2.86	13,128	674	5.13	2,778	143	5.15
Non-U.S.	4,857	139	2.86	99	3	3.03	75	3	4.00
Securities loaned and securities sold under agreements to repurchase, at fair value	194,935	7,414	3.80	214,511	12,612	5.88	206,992	9,525	4.60
U.S.	107,361	3,663	3.41	95,391	7,697	8.07	118,020	7,055	5.98
Non-U.S.	87,574	3,751	4.28	119,120	4,915	4.13	88,972	2,470	2.78
Trading liabilities (1)(2)	95,377	2,789	2.92	109,736	3,866	3.52	99,967	3,125	3.13
U.S.	49,152	1,202	2.45	61,510	2,334	3.79	61,005	1,814	2.97
Non-U.S.	46,225	1,587	3.43	48,226	1,532	3.18	38,962	1,311	3.36
Commercial paper	4,097	145	3.54	5,605	269	4.80	7,485	361	4.82
U.S.	3,147	121	3.84	4,871	242	4.97	6,859	331	4.83
Non-U.S.	950	24	2.53	734	27	3.68	626	30	4.79
Other borrowings (4)(5)	99,351	1,719	1.73	89,924	3,129	3.48	58,277	2,544	4.37
U.S.	52,126	1,046	2.01	44,789	1,779	3.97	43,534	1,521	3.49
Non-U.S.	47,225	673	1.43	45,135	1,350	2.99	14,743	1,023	6.94
Long-term borrowings (5)(6)	203,360	13,687	6.73	167,997	14,147	8.42	121,935	9,777	8.02
U.S.	181,775	12,306	6.77	158,694	13,317	8.39	110,186	9,396	8.53
Non-U.S.	21,585	1,381	6.40	9,303	830	8.92	11,749	381	3.24
Other interest-bearing liabilities (7)	345,956	4,847	1.40	248,640	7,281	2.93	205,556	6,210	3.02
U.S.	214,780	2,184	1.02	142,002	3,666	2.58	114,874	2,932	2.55
Non-U.S.	131,176	2,663	2.03	106,638	3,615	3.39	90,682	3,278	3.61

Total interest-bearing liabilities	969,531	31,357	3.23	849,640	41,981	4.94	703,065	31,688	4.51
Noninterest-bearing deposits	4			—			—
Other noninterest-bearing liabilities (2)	122,292			110,306			86,368

Total liabilities	1,091,827			959,946			789,433
Shareholders’ equity
Preferred stock	5,157			3,100			2,400
Common stock	42,010			34,859			28,648

Total shareholders’ equity	47,167			37,959			31,048
Total liabilities, preferred stock and shareholders’ equity	$1,138,994			$997,905			$820,481

Interest rate spread			0.42%			0.22%			0.27%
Net interest income and net yield on interest-earning assets		$4,276	0.44		$3,987	0.45		$3,498	0.48
U.S.		(169)	(0.03)		410	0.07		1,623	0.31
Non-U.S.		4,445	1.37		3,577	1.11		1,875	0.85
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			33.33%			36.23%			29.90%
Liabilities			35.03			38.75			34.96

SUPPLEMENTAL FINANCIAL INFORMATION

(1)	Consists of cash trading instruments, including equity securities and convertible debentures.

(2)	Derivative instruments are included in other noninterest-earning assets and other noninterest-bearing liabilities.

(3)	Primarily consists of cash and securities segregated for regulatory and other purposes and receivables from customers and counterparties.

(4)	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

(5)	Interest rates include the effects of hedging in accordance with SFAS No. 133.

(6)	Consists of long-term other secured financings and unsecured long-term borrowings.

(7)	Primarily consists of payables to customers and counterparties.

(8)	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the principal place of operations of the legal entity in which the assets and liabilities are held.

SUPPLEMENTAL FINANCIAL INFORMATION

Changes in Net Interest Income, Volume and Rate Analysis

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods 2008 versus 2007 and 2007 versus 2006. In this analysis, changes due to volume/rate variance have been allocated to volume.

	For the Year Ended November
	2008 versus 2007			2007 versus 2006
	Increase (decrease)			Increase (decrease)
	due to change in:			due to change in:
			Net			Net
	Volume	Rate	change	Volume	Rate	change
	(in millions)
Interest-earning assets
Deposits with banks	$74	$(5)	$69	$(5)	$(35)	$(40)
U.S.	21	(3)	18	(19)	6	(13)
Non-U.S.	53	(2)	51	14	(41)	(27)
Securities borrowed, securities purchased under agreements to resell, at fair value and federal funds sold	2,055	(8,322)	(6,267)	2,203	5,960	8,163
U.S.	1,370	(8,028)	(6,658)	2,167	5,221	7,388
Non-U.S.	685	(294)	391	36	739	775
Trading assets	(327)	357	30	2,508	(105)	2,403
U.S.	(169)	(298)	(467)	540	230	770
Non-U.S.	(158)	655	497	1,968	(335)	1,633
Other interest-earning assets	51	(4,218)	(4,167)	3,498	(3,242)	256
U.S.	1,143	(3,185)	(2,042)	87	(2,928)	(2,841)
Non-U.S.	(1,092)	(1,033)	(2,125)	3,411	(314)	3,097

Change in interest income	1,853	(12,188)	(10,335)	8,204	2,578	10,782

Interest-bearing liabilities
Interest-bearing deposits	378	(299)	79	532	(1)	531
U.S.	242	(299)	(57)	531	—	531
Non-U.S.	136	—	136	1	(1)	—
Securities loaned and securities sold under agreements to repurchase, at fair value	(943)	(4,255)	(5,198)	(582)	3,669	3,087
U.S.	408	(4,442)	(4,034)	(1,826)	2,468	642
Non-U.S.	(1,351)	187	(1,164)	1,244	1,201	2,445
Trading liabilities	(371)	(706)	(1,077)	313	428	741
U.S.	(302)	(830)	(1,132)	19	501	520
Non-U.S.	(69)	124	55	294	(73)	221
Commercial paper	(61)	(63)	(124)	(95)	3	(92)
U.S.	(66)	(55)	(121)	(99)	10	(89)
Non-U.S.	5	(8)	(3)	4	(7)	(3)
Other borrowings	177	(1,587)	(1,410)	959	(374)	585
U.S.	147	(880)	(733)	50	208	258
Non-U.S.	30	(707)	(677)	909	(582)	327
Long-term debt	2,349	(2,809)	(460)	3,852	518	4,370
U.S.	1,563	(2,574)	(1,011)	4,070	(149)	3,921
Non-U.S.	786	(235)	551	(218)	667	449
Other interest-bearing liabilities	1,238	(3,672)	(2,434)	1,243	(172)	1,071
U.S.	740	(2,222)	(1,482)	701	33	734
Non-U.S.	498	(1,450)	(952)	542	(205)	337

Change in interest expense	2,767	(13,391)	(10,624)	6,222	4,071	10,293

Change in net interest income	$(914)	$1,203	$289	$1,982	$(1,493)	$489

SUPPLEMENTAL FINANCIAL INFORMATION

Available-for-sale Securities Portfolio

The following table sets forth the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at November 2008 and November 2007:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in millions)
Available-for-sale securities, November 2008
Commercial paper, certificates of deposit, time deposits and other money market instruments	$259	$—	$—	$259
U.S. governments, federal agency and sovereign obligations	574	23	(3)	594
Mortgage and other asset-backed loans and securities	213	—	(49)	164
Corporate debt securities and other debt obligations	750	5	(90)	665

Total available-for-sale securities	$1,796	$28	$(142)	$1,682

Available-for-sale securities, November 2007
Commercial paper, certificates of deposit, time deposits and other money market instruments	$29	$—	$—	$29
U.S. governments, federal agency and sovereign obligations	389	9	—	398
Mortgage and other asset-backed loans and securities	179	1	(2)	178
Corporate debt securities and other debt obligations	575	3	(14)	564

Total available-for-sale securities	$1,172	$13	$(16)	$1,169

SUPPLEMENTAL FINANCIAL INFORMATION

	As of November 2008
			Due After		Due After
			One Year		Five Years
	Due in One Year		Through		Through		Due After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
					($ in millions)
Fair value of available-for-sale securities
Commercial paper, certificates of deposit, time deposits and other money market instruments	$259	1%	$—	—%	$—	—%	$—	—%	$259	1%
U.S. governments, federal agency and sovereign obligations	—	—	144	2	133	4	317	5	594	4
Mortgage and other asset-backed loans and securities	—	—	—	—	—	—	164	21	164	21
Corporate debt securities and other debt obligations	48	16	227	7	94	8	296	9	665	9

Total available-for-sale securities	$307		$371		$227		$777		$1,682

Amortized cost of available-for-sale securities	$310		$377		$229		$880		$1,796

(1)	Yields are calculated on a weighted average basis.

SUPPLEMENTAL FINANCIAL INFORMATION

Deposits

The following table sets forth a summary of the average balances and average interest rates for the firm’s interest-bearing deposits for the years ended November 2008, November 2007 and November 2006:

	Average Balances			Average Interest Rates
	2008	2007	2006	2008	2007	2006
	($ in millions)
U.S.:
Savings (1)	$20,214	$13,096	$2,745	2.82%	5.12%	5.14%
Time	1,384	32	33	3.40	9.96	5.42

Total U.S. deposits	21,598	13,128	2,778	2.86	5.13	5.15
Non-U.S.:
Demand	4,842	99	75	2.83	3.03	4.00
Time	15	—	—	13.00	—	—

Total Non-U.S. deposits	4,857	99	75	2.86	3.03	4.00

Total deposits	$26,455	$13,227	$2,853	2.86%	5.12%	5.12%

(1)	Amounts are available for withdrawal upon short notice, generally within seven days.

As of November 2008, the firm had $55 million of non-U.S. time deposits greater than $100,000.

Ratios

The following table sets forth selected financial ratios:

	Year Ended November
	2008	2007	2006
Net income to average assets	0.2%	1.2%	1.2%
Return on common shareholders’ equity (1)	4.9	32.7	32.8
Return on total shareholders’ equity (2)	4.9	30.6	30.7
Total average equity to average assets	4.1	3.8	3.8
Dividend payout ratio (3)	31.3	5.7	6.6

(1)	Based on net income less preferred stock dividends as a percentage of average common shareholders’ equity.

(2)	Based on net income as a percentage of average total shareholders’ equity.

(3)	Dividends declared per common share as a percentage of net income per diluted share.

SUPPLEMENTAL FINANCIAL INFORMATION

Short-term and Other Borrowed Funds (1)

The following table sets forth a summary of the firm’s securities loaned and securities sold under agreements to repurchase and short-term borrowings as of or for the years ended November as indicated below:

	Securities Loaned and
	Securities Sold Under
	Agreements to Repurchase			Commercial Paper			Other Funds Borrowed (2)(3)
	2008	2007	2006	2008	2007	2006	2008		2007		2006
	($ in millions)
Amounts outstanding at year-end	$79,943	$187,802	$169,700	$1,125	$4,343	$1,489	$72,758		$99,624		$70,705
Average outstanding during the year	194,935	214,511	206,992	4,097	5,605	7,485	99,351		89,924		58,277
Maximum month-end outstanding	256,596	270,991	278,560	12,718	8,846	18,227	109,927		105,845		82,353
Weighted average interest rate
During the year (3)	3.80%	5.88%	4.60%	3.54%	4.80%	4.82%	1.73%		3.48%		4.37%
At year-end	3.27	5.15	5.52	2.79	4.81	4.99	2.06	(3)	3.11	(3)	3.93	(3)

(1)	Includes borrowings maturing within one year of the financial statement date and borrowings that are redeemable at the option of the holder within one year of the financial statement date.

(2)	Includes short-term secured financings of $21.23 billion as of November 2008, $32.41 billion as of November 2007 and $24.29 billion as of November 2006.

(3)	As of November 2008, November 2007 and November 2006, weighted average interest rates include the effects of hedging in accordance with SFAS No. 133.

Cross-border Outstandings

Cross-border outstandings are based upon the Federal Financial Institutions Examination Council’s (FFIEC) regulatory guidelines for reporting cross-border risk. Claims include cash, receivables, securities purchased under agreements to resell, securities borrowed and cash trading instruments, but exclude derivative instruments and commitments. Securities purchased under agreements to resell and securities borrowed are presented based on the domicile of the counterparty, without reduction for related securities collateral held.

The following table sets forth cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets as of November 2008 in accordance with the FFIEC guidelines:

	Banks	Governments	Other	Total
	(in millions)
Country
United Kingdom	$5,104	$4,600	$51,531	$61,235
Cayman Islands	50	—	20,904	20,954
Germany	3,973	2,518	7,825	14,316
France	2,264	1,320	9,791	13,375
Japan	4,003	100	3,354	7,457

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended November 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of our Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on pages 51 to 52 of our Annual Report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders to be held on May 8, 2009, which will be filed within 120 days of the end of our fiscal year ended November 28, 2008 (2009 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics that applies to our senior financial officers, as defined in the Code, is included in Part I, Item 1 of our Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2009 Proxy Statement and is incorporated herein by reference.

The following table provides information generally as of November 28, 2008, the last day of fiscal 2008, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2008.

Number of Securities
		Number of		Remaining Available
		Securities to be		for Future Issuance
		Issued Upon	Weighted-Average	Under Equity
		Exercise of	Exercise Price of	Compensation Plans
		Outstanding	Outstanding	(Excluding Securities
		Options, Warrants	Options, Warrants	Reflected in the
	Plan Category	and Rights	and Rights	Second Column)
Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan (1)	33,639,132 (2)	$109.47 (2)	216,990,058	(3)
Equity compensation plans not approved by security holders	None	—	—	—

Total		33,639,132 (2)		216,990,058	(3)(4)

(1)	The Goldman Sachs Amended and Restated Stock Incentive Plan (SIP) was approved by the shareholders of Goldman Sachs at our 2003 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs 1999 Stock Incentive Plan (1999 Plan), which was approved by our shareholders immediately prior to our initial public offering in May 1999 and under which no additional awards have been granted since approval of the SIP.

(2)	Includes options that are subject to vesting and other conditions.

(3)	Of these shares, 54,852,028 shares may be issued pursuant to outstanding restricted stock units, including 54,824,666 shares granted under the SIP and 27,362 shares granted under the 1999 Plan; 151,230 shares may be issued pursuant to outstanding performance-based units granted under the SIP.

(4)	Represents shares remaining to be issued under the SIP (217,388,173 shares) and the 1999 Plan (27,362 shares). The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP initially may not exceed 250,000,000 shares. Beginning November 29, 2008 and each fiscal year thereafter, the number of shares of common stock that may be delivered pursuant to awards granted after April 1, 2003 under the SIP may not exceed 5% of our issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares that were available for awards in previous fiscal years but were not, at the date of determination, covered by awards granted in previous years.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2009 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

 The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 hereof.

2.	Exhibits

2.1	Plan of Incorporation (incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449)).
3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc.
3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 8-K, filed December 12, 2006).
4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
4.2	Subordinated Debt Indenture, dated as of February 20, 2004, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2003).
4.3	Warrant Indenture, dated as of February 14, 2006, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.34 to the Registrant’s Post-Effective Amendment No. 3 to Form S-3, filed on March 1, 2006).
4.4	Senior Debt Indenture, dated as of December 4, 2007, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.69 to the Registrant’s Post-Effective Amendment No. 10 to Form S-3, filed on December 4, 2007).
4.5	Form of floating rate senior debt security (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee.
4.6	Form of fixed rate senior debt security (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee.
4.7	Form of floating rate Medium-Term Note, Series D (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee.
4.8	Form of fixed rate Medium-Term Note, Series D (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee.
4.9	Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.82 to the Registrant’s Post-Effective Amendment No. 11 to Form S-3 (No. 333-130074), filed July 17, 2008).
4.10	Senior Debt Indenture, dated as of October 10, 2008, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.70 to the Registrant’s registration statement on Form S-3 (No. 333-154173), filed October 10, 2008).

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan.†
10.2	The Goldman Sachs Defined Contribution Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.3	The Goldman Sachs Amended and Restated Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 24, 2006).†
10.4	Form of Employment Agreement for pre-IPO Participating Managing Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.5	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.6	Form of Option Agreement (Discretionary Options) (incorporated by reference to Exhibit 10.24 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.7	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.8	Amended and Restated Shareholders’ Agreement, dated June 22, 2004, among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit M to Amendment No. 54 to Schedule 13D, filed June 23, 2004, relating to the Registrant’s common stock (No. 005-56295)).
10.9	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.11	Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit G to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock (No. 005-56295)).
10.12	Supplemental Registration Rights Instrument, dated as of December 10, 1999 (incorporated by reference to Exhibit H to Amendment No. 1 to Schedule 13D, filed December 17, 1999, relating to the Registrant’s common stock (No. 005-56295)).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.14	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.15	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.16	Supplemental Registration Rights Instrument, dated as of December 21, 2000 (incorporated by reference to Exhibit AA to Amendment No. 12 to Schedule 13D, filed January 23, 2001, relating to the Registrant’s common stock (No. 005-56295)).
10.17	Supplemental Registration Rights Instrument, dated as of December 21, 2001 (incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 (No. 333-74006)).

10.18	Supplemental Registration Rights Instrument, dated as of December 20, 2002 (incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 (No. 333-101093)).
10.19	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Dr. Ruth J. Simmons (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.20	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.21	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.22	Letter, dated December 18, 2002, from The Goldman Sachs Group, Inc. to Mr. William W. George (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 29, 2002).†
10.23	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Claes Dahlbäck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003).†
10.24	Supplemental Registration Rights Instrument, dated as of December 19, 2003 (incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-3 (No. 333-110371)).
10.25	Letter, dated March 31, 2004, from The Goldman Sachs Group, Inc. to Ms. Lois D. Juliber (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 28, 2004).†
10.26	Letter, dated April 6, 2005, from The Goldman Sachs Group, Inc. to Mr. Stephen Friedman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2005).†
10.27	Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004).†
10.28	Form of RSU Award Agreement for PMD Discount Stock Program (subject to transfer restrictions) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.29	Form of RSU Award Agreement for PMD Discount Stock Program (not subject to transfer restrictions) (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.30	Form of RSU Award Agreement for PMD Discount Stock Program (subject to transfer restrictions) (French alternative award) (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.31	Form of RSU Award Agreement for PMD Discount Stock Program (not subject to transfer restrictions) (French alternative award) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.32	Form of RSU Award Agreement for PMD Discount Stock Program (U.K. employee benefit trusts) (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.33	Form of Year-End Restricted Stock Award (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†

10.34	Form of Year-End Restricted Stock Award in Connection with Outstanding RSU Awards (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.35	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors (terminated as of December 15, 2008) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.36	Form of Year-End Option Award Agreement.†
10.37	Form of Year-End RSU Award Agreement (not fully vested upon grant).†
10.38	Form of Year-End RSU Award Agreement (fully vested upon grant) (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.39	Form of Year-End RSU Award Agreement (French alternative award).†
10.40	Amendments to 2005 and 2006 Year-End RSU and Option Award Agreements (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.41	Form of Non-Employee Director Option Award Agreement.†
10.42	Form of Non-Employee Director RSU Award Agreement.†
10.43	Description of Non-Employee Director Compensation.†
10.44	Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 26, 2005).
10.45	General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).
10.46	Letter, dated November 10, 2006, from The Goldman Sachs Group, Inc. to Mr. Rajat K. Gupta (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 13, 2006).†
10.47	Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006).†
10.48	Form of Goldman, Sachs & Co. Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006).†
10.49	Form of Signature Card for Equity Awards.†
10.50	Form of Employment Agreement for post-IPO Participating Managing Directors (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006).†
10.51	Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006).†
10.52	Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2008).†

10.53	Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 30, 2008).†
10.54	Securities Purchase Agreement, dated September 29, 2008, between The Goldman Sachs Group, Inc. and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 29, 2008).
10.55	General Guarantee Agreement, dated October 21, 2008, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.85 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3, filed October 22, 2008).
10.56	Form of Letter Agreement between The Goldman Sachs Group, Inc. and each of Lloyd C. Blankfein, Gary D. Cohn, Jon Winkelried and David A. Viniar (incorporated by reference to Exhibit O to Amendment No. 70 to Schedule 13D, filed October 1, 2008, relating to the Registrant’s common stock (No. 005-56295)).
10.57	Letter Agreement, dated as of October 26, 2008, including Securities Purchase Agreement — Standard Terms incorporated by reference therein, between The Goldman Sachs Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 28, 2008).
10.58	Form of Letter Agreement, dated October 28, 2008, between The Goldman Sachs Group, Inc. and its senior executive officers relating to executive compensation limitations under the U.S. Treasury Department’s Capital Purchase Program.†
10.59	General Guarantee Agreement, dated November 24, 2008, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Bank (Europe) PLC.
10.60	Guarantee Agreement, dated November 28, 2008, between The Goldman Sachs Group, Inc. and Goldman Sachs Bank USA.
10.61	Collateral Agreement, dated November 28, 2008, between The Goldman Sachs Group, Inc., Goldman Sachs Bank USA and each other party that becomes a pledgor pursuant thereto.
10.62	Form of Performance-Based One-Time RSU Award Agreement.†
10.63	Form of Make-Whole One-Time RSU Award Agreement.†
10.64	Form of Incentive One-Time RSU Award Agreement.†
10.65	Form of Year-End Supplemental RSU Award Agreement (employees in France).†
10.66	Form of Signature Card for Equity Awards (employees in Asia outside China).†
10.67	Form of Signature Card for Equity Awards (employees in China).†
10.68	Amendments to Certain Equity Award Agreements.†
10.69	Amendments to Certain Non-Employee Director Equity Award Agreements.†
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (included on signature page).
31.1	Rule 13a-14(a) Certifications.
32.1	Section 1350 Certifications.
99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.

†	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar
Title: Chief Financial Officer

Date: January 26, 2009

II-1

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lloyd C. Blankfein, Gary D. Cohn, Jon Winkelried, David A. Viniar, Gregory K. Palm and Esta E. Stecher, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with our Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lloyd C. Blankfein Lloyd C. Blankfein	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	January 26, 2009

/s/ John H. Bryan John H. Bryan	Director	January 26, 2009

/s/ Gary D. Cohn Gary D. Cohn	Director	January 26, 2009

/s/ Claes Dahlbäck Claes Dahlbäck	Director	January 26, 2009

/s/ Stephen Friedman Stephen Friedman	Director	January 26, 2009

/s/ William W. George William W. George	Director	January 26, 2009

/s/ Rajat K. Gupta Rajat K. Gupta	Director	January 26, 2009

/s/ James A. Johnson James A. Johnson	Director	January 26, 2009

/s/ Lois D. Juliber Lois D. Juliber	Director	January 26, 2009

/s/ Lakshmi N. Mittal Lakshmi N. Mittal	Director	January 26, 2009

/s/ Ruth J. Simmons Ruth J. Simmons	Director	January 26, 2009

II-2

Signature	Capacity	Date

/s/ Jon Winkelried Jon Winkelried	Director	January 26, 2009

/s/ David A. Viniar David A. Viniar	Chief Financial Officer (Principal Financial Officer)	January 26, 2009

/s/ Sarah E. Smith Sarah E. Smith	Principal Accounting Officer	January 26, 2009

II-3