Form 10-K/A
period 2008-11-28
GOLDMAN SACHS GROUP INC
filed 2009-03-27
CIK 886982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference: Portions of The Goldman Sachs Group, Inc.’s Preliminary Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 8, 2009, filed with the SEC on March 27, 2009, are incorporated by reference into this Amendment No. 1 on Form 10-K/A in response to Part III, Items 10, 11, 12, 13 and 14. The portions of the Preliminary Proxy Statement so incorporated by reference are filed as an exhibit hereto pursuant to Rule 12b-23 under the U.S. Securities Exchange Act of 1934.

EXPLANATORY NOTE

Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended November 28, 2008, which was filed with the U.S. Securities and Exchange Commission on January 27, 2009 (Original Filing), is being filed for the sole purpose of including information in Part III, Items 10 through 14, because the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders will not be filed with the SEC within 120 days after the end of our 2008 fiscal year. Such information is being incorporated into this Amendment No. 1 by reference to portions of the Preliminary Proxy Statement for our 2009 Annual Meeting of Shareholders, which was filed with the SEC on March 27, 2009 (Preliminary Proxy Statement). The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

The portions of the Preliminary Proxy Statement incorporated herein by reference are filed as an exhibit hereto pursuant to Rule 12b-23 under the U.S. Securities Exchange Act of 1934 (Exchange Act). The portions of the Preliminary Proxy Statement that are not expressly incorporated by reference into Part III, Items 10 through 14, shall not be deemed incorporated by reference into, and are not part of, this Amendment No. 1.

In accordance with Rule 12b-15 under the Exchange Act, Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act and the Preliminary Proxy Statement. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 28, 2008

i

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on pages 51 and 52 of the Original Filing. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers is set forth in the portions of our Preliminary Proxy Statement that are denoted as responsive to Item 10 under Exhibit 99.2 in Part IV, Item 15. These portions of the Preliminary Proxy Statement are included in such Exhibit 99.2 and are incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics that applies to our senior financial officers, as defined in the Code, is included in Part I, Item 1 of the Original Filing.

Item 11.    Executive Compensation

Information relating to our executive officer and director compensation and the report of the compensation committee of our board of directors is set forth in the portions of our Preliminary Proxy Statement that are denoted as responsive to Item 11 under Exhibit 99.2 in Part IV, Item 15. These portions of the Preliminary Proxy Statement are included in such Exhibit 99.2 and are incorporated herein by reference.

Pursuant to Instructions 1 and 2 to Item 407(e)(5) of the SEC’s Regulation S-K, the report of our compensation committee included in Exhibit 99.2 shall be deemed furnished with the SEC and shall not be deemed to be “filed” as part of this Amendment No. 1 for the purposes of Section 18 of the Exchange Act or, unless we indicate otherwise, incorporated by reference into any other filing under the U.S. Securities Act of 1933 or the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management is set forth in the portions of our Preliminary Proxy Statement that are denoted as responsive to Item 12 under Exhibit 99.2 in Part IV, Item 15. These portions of the Preliminary Proxy Statement are included in such Exhibit 99.2 and are incorporated herein by reference.

The following table provides information generally as of November 28, 2008, the last day of fiscal 2008, regarding securities to be issued on exercise of stock options, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2008.

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the Second Column)
Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan (1)	33,639,132	(2)	$109.47	(2)	216,990,058	(3)
Equity compensation plans not approved by security holders	None	—		—		—

Total		33,639,132	(2)			216,990,058	(3)(4)

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence is set forth in the portions of our Preliminary Proxy Statement that are denoted as responsive to Item 13 under Exhibit 99.2 in Part IV, Item 15. These portions of the Preliminary Proxy Statement are included in such Exhibit 99.2 and are incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth in the portion of our Preliminary Proxy Statement that is denoted as responsive to Item 14 under Exhibit 99.2 in Part IV, Item 15. This portion of the Preliminary Proxy Statement is included in such Exhibit 99.2 and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Filing.

2.	Exhibits

2.1	Plan of Incorporation (incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449)).

3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc. (incorporated by reference to the corresponding exhibit to the Original Filing).

3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed December 12, 2006).

4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).

4.2	Subordinated Debt Indenture, dated as of February 20, 2004, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2003).

4.3	Warrant Indenture, dated as of February 14, 2006, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.34 to the Registrant’s Post-Effective Amendment No. 3 to Form S-3, filed on March 1, 2006).

4.4	Senior Debt Indenture, dated as of December 4, 2007, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.69 to the Registrant’s Post-Effective Amendment No. 10 to Form S-3, filed on December 4, 2007).

4.5	Form of floating rate senior debt security (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the corresponding exhibit to the Original Filing).

4.6	Form of fixed rate senior debt security (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the corresponding exhibit to the Original Filing).

4.7	Form of floating rate Medium-Term Note, Series D (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the corresponding exhibit to the Original Filing).

4.8	Form of fixed rate Medium-Term Note, Series D (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to the corresponding exhibit to the Original Filing).

4.9	Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.82 to the Registrant’s Post-Effective Amendment No. 11 to Form S-3 (No. 333-130074), filed July 17, 2008).

4.10	Senior Debt Indenture, dated as of October 10, 2008, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.70 to the Registrant’s registration statement on Form S-3 (No. 333-154173), filed October 10, 2008).

Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.2	The Goldman Sachs Defined Contribution Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†

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

10.36	Form of Year-End Option Award Agreement (incorporated by reference to the corresponding exhibit to the Original Filing). †

10.37	Form of Year-End RSU Award Agreement (not fully vested upon grant) (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.38	Form of Year-End RSU Award Agreement (fully vested upon grant) (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†

10.39	Form of Year-End RSU Award Agreement (French alternative award) (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.40

Amendments to 2005 and 2006 Year-End RSU and Option Award Agreements (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†

10.41	Form of Non-Employee Director Option Award Agreement (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.42	Form of Non-Employee Director RSU Award Agreement (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.43	Description of Non-Employee Director Compensation (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.44	Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 26, 2005).

10.45	General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).

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

10.49	Form of Signature Card for Equity Awards (incorporated by reference to the corresponding exhibit to the Original Filing).†

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

10.54	Securities Purchase Agreement, dated September 29, 2008, between The Goldman Sachs Group, Inc. and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 29, 2008).

10.55	General Guarantee Agreement, dated October 21, 2008, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.85 to the Registrant’s Post-Effective Amendment No. 1 to Form S-3, filed October 22, 2008).

10.56	Form of Letter Agreement between The Goldman Sachs Group, Inc. and each of Lloyd C. Blankfein, Gary D. Cohn, Jon Winkelried and David A. Viniar (incorporated by reference to Exhibit O to Amendment No. 70 to Schedule 13D, filed October 1, 2008, relating to the Registrant’s common stock (No. 005-56295)).

10.57	Letter Agreement, dated as of October 26, 2008, including Securities Purchase Agreement—Standard Terms incorporated by reference therein, between The Goldman Sachs Group, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed October 28, 2008).

10.58

Form of Letter Agreement, dated October 28, 2008, between The Goldman Sachs Group, Inc. and its senior executive officers relating to executive compensation limitations under the U.S. Treasury Department’s Capital Purchase Program (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.59	General Guarantee Agreement, dated November 24, 2008, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Bank (Europe) PLC (incorporated by reference to the corresponding exhibit to the Original Filing).

10.60	Guarantee Agreement, dated November 28, 2008, between The Goldman Sachs Group, Inc. and Goldman Sachs Bank USA (incorporated by reference to the corresponding exhibit to the Original Filing).

10.61	Collateral Agreement, dated November 28, 2008, between The Goldman Sachs Group, Inc., Goldman Sachs Bank USA and each other party that becomes a pledgor pursuant thereto (incorporated by reference to the corresponding exhibit to the Original Filing).

10.62	Form of Performance-Based One-Time RSU Award Agreement (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.63	Form of Make-Whole One-Time RSU Award Agreement (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.64	Form of Incentive One-Time RSU Award Agreement (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.65	Form of Year-End Supplemental RSU Award Agreement (employees in France) (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.66	Form of Signature Card for Equity Awards (employees in Asia outside China) (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.67	Form of Signature Card for Equity Awards (employees in China) (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.68	Amendments to Certain Equity Award Agreements (incorporated by reference to the corresponding exhibit to the Original Filing).†

10.69	Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to the corresponding exhibit to the Original Filing).†

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (incorporated by reference to the corresponding exhibit to the Original Filing).

21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc. (incorporated by reference to the corresponding exhibit to the Original Filing).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to the corresponding exhibit to the Original Filing).

24.1	Powers of Attorney (incorporated by reference to the corresponding exhibit to the Original Filing).

31.1	Rule 13a-14(a) Certifications with respect to the Original Filing (incorporated by reference to the corresponding exhibit to the Original Filing).

31.2	Rule 13a-14(a) Certifications with respect to this Amendment No. 1.

32.1	Section 1350 Certifications (incorporated by reference to the corresponding exhibit to the Original Filing).

99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data (incorporated by reference to the corresponding exhibit to the Original Filing).

99.2	The Registrant’s Preliminary Proxy Statement, of which the portions under the captions, and on the pages, identified below are incorporated by reference into this Amendment No. 1, as specified herein:

Responsive to Item 10

“Independence of Non-Employee Directors” (pages 6 to 8).

“Nominees for Election to our Board” (pages 8 to 11).

“Board Meetings and Committees” (pages 12 and 13).

“Section 16(a) Beneficial Ownership Reporting Compliance” (page 51).

“Shareholder Recommendations for Director Candidates” (page 52).

Responsive to Item 11

“Compensation Discussion and Analysis” (pages 14 to 17).

“Executive Compensation” (pages 18 to 27).

“Non-Employee Director Compensation” (pages 28 and 29).

“Report of our Compensation Committee” (pages 35 and 36).

Responsive to Item 12

“How is voting affected by shareholders who participate in certain Goldman Sachs Partner Compensation plans?” (page 5).

“Beneficial Ownership of Directors and Executive Officers” (pages 39 to 41).

“Beneficial Owners of More Than Five Percent” (page 42).

Responsive to Item 13

“Independence of Non-Employee Directors” (pages 6 to 8).

“Certain Relationships and Related Transactions” (pages 30 to 32).

Responsive to Item 14

“Ratification of Appointment of Independent Registered Public Accounting Firm” (page 43).

†	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ DAVID A. VINIAR
Name: David A. Viniar
Title: Chief Financial Officer

Date: March 27, 2009