Form 10-Q
period 2009-03-27
GOLDMAN SACHS GROUP INC
filed 2009-05-06
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 27, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒     Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 24, 2009, there were 503,420,969 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED MARCH 27, 2009

INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three months ended March 27, 2009 and February 29, 2008 and one month ended December 26, 2008	2
	Condensed Consolidated Statements of Financial Condition as of March 27, 2009, November 28, 2008 and December 26, 2008	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 27, 2009, year ended November 28, 2008 and one month ended December 26, 2008	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 27, 2009 and February 29, 2008 and one month ended December 26, 2008	5
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 27, 2009 and February 29, 2008 and one month ended December 26, 2008	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	77
	Statistical Disclosures	78

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	81

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	143

Item 4:	Controls and Procedures	143

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	144

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	146

Item 6:	Exhibits	147

SIGNATURES		148
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15.1: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1: RULE 13A-14(A) CERTIFICATIONS
EX-32.1: SECTION 1350 CERTIFICATIONS

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions, except per share amounts)

Revenues
Investment banking	$823	$1,166	$135
Trading and principal investments	5,706	4,877	(964)
Asset management and securities services	989	1,341	327

Total non-interest revenues	7,518	7,384	(502)

Interest income	4,362	11,245	1,687
Interest expense	2,455	10,294	1,002

Net interest income	1,907	951	685

Net revenues, including net interest income	9,425	8,335	183

Operating expenses
Compensation and benefits	4,712	4,001	744

Brokerage, clearing, exchange and distribution fees	536	790	165
Market development	68	144	16
Communications and technology	173	187	62
Depreciation and amortization	511	170	72
Amortization of identifiable intangible assets	38	84	39
Occupancy	241	236	82
Professional fees	135	178	58
Other expenses	382	402	203

Total non-compensation expenses	2,084	2,191	697

Total operating expenses	6,796	6,192	1,441

Pre-tax earnings/(loss)	2,629	2,143	(1,258)
Provision/(benefit) for taxes	815	632	(478)

Net earnings/(loss)	1,814	1,511	(780)
Preferred stock dividends	155	44	248

Net earnings/(loss) applicable to common shareholders	$1,659	$1,467	$(1,028)

Earnings/(loss) per common share
Basic	$3.48	$3.39	$(2.15)
Diluted	3.39	3.23	(2.15)

Dividends declared per common share	$—	$0.35	$0.47 (1)

Average common shares outstanding
Basic	477.4	432.8	485.5
Diluted	489.2	453.5	485.5

(1)	Rounded to the nearest penny. Exact dividend amount was $0.4666666 per common share and was reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	March	November	December
	2009	2008	2008
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$35,417	$15,740	$13,805
Cash and securities segregated for regulatory and other purposes (includes $45,539, $78,830 and $69,549 at fair value as of March 2009, November 2008 and December 2008, respectively)	69,586	106,664	112,499
Collateralized agreements:
Securities purchased under agreements to resell, at fair value, and federal funds sold (includes $142,655, $116,671 and $127,032 at fair value as of March 2009, November 2008 and December 2008, respectively)	143,155	122,021	129,532
Securities borrowed (includes $88,818, $59,810 and $86,057 at fair value as of March 2009, November 2008 and December 2008, respectively)	228,245	180,795	203,341
Receivables from brokers, dealers and clearing organizations	20,421	25,899	28,038
Receivables from customers and counterparties (includes $2,036, $1,598 and $2,474 at fair value as of March 2009, November 2008 and December 2008, respectively)	50,065	64,665	58,339
Trading assets, at fair value (includes $26,599, $26,313 and $42,004 pledged as collateral as of March 2009, November 2008 and December 2008, respectively)	349,591	338,325	534,964
Other assets	28,810	30,438	31,707

Total assets	$925,290	$884,547	$1,112,225

Liabilities and shareholders’ equity
Deposits (includes $6,781, $4,224 and $5,792 at fair value as of March 2009, November 2008 and December 2008, respectively)	$44,504	$27,643	$32,130
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	133,395	62,883	260,421
Securities loaned (includes $9,932, $7,872 and $11,276 at fair value as of March 2009, November 2008 and December 2008, respectively)	18,928	17,060	21,576
Other secured financings (includes $19,812, $20,249 and $20,172 at fair value as of March 2009, November 2008 and December 2008, respectively)	39,793	38,683	39,045
Payables to brokers, dealers and clearing organizations	14,940	8,585	14,417
Payables to customers and counterparties	205,077	245,258	231,308
Trading liabilities, at fair value	147,221	175,972	186,031
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $19,923, $23,075 and $25,600 at fair value as of March 2009, November 2008 and December 2008, respectively)	44,596	52,658	54,093
Unsecured long-term borrowings (includes $17,689, $17,446 and $18,146 at fair value as of March 2009, November 2008 and December 2008, respectively)	188,534	168,220	185,564
Other liabilities and accrued expenses (includes $1,922, $978 and $1,400 at fair value as of March 2009, November 2008 and December 2008, respectively)	24,749	23,216	24,586

Total liabilities	861,737	820,178	1,049,171

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $18,100 as of March 2009, November 2008 and December 2008	16,507	16,471	16,483
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 700,596,595, 680,953,836 and 680,986,058 shares issued as of March 2009, November 2008 and December 2008, respectively, and 462,273,124, 442,537,317 and 442,553,372 shares outstanding as of March 2009, November 2008 and December 2008, respectively	7	7	7
Restricted stock units and employee stock options	4,761	9,284	9,463
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—	—
Additional paid-in capital	34,429	31,071	31,070
Retained earnings	40,366	39,913	38,579
Accumulated other comprehensive income/(loss)	(357)	(202)	(372)
Common stock held in treasury, at cost, par value $0.01 per share; 238,323,471, 238,416,519 and 238,432,686 shares as of March 2009, November 2008 and December 2008, respectively	(32,160)	(32,175)	(32,176)

Total shareholders’ equity	63,553	64,369	63,054

Total liabilities and shareholders’ equity	$925,290	$884,547	$1,112,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months		Year Ended	One Month
	Ended March		November	Ended December
	2009		2008	2008
	(in millions)

Preferred stock
Balance, beginning of period	$16,483		$3,100	$16,471
Issued	—		13,367	—
Preferred stock accretion	24		4	12

Balance, end of period	16,507		16,471	16,483
Common stock
Balance, beginning of period	7		6	7
Issued	—		1	—

Balance, end of period	7		7	7
Restricted stock units and employee stock options
Balance, beginning of period	9,463		9,302	9,284
Issuance and amortization of restricted stock units and employee stock options	498		2,254	192
Delivery of common stock underlying restricted stock units	(5,164)		(1,995)	—
Forfeiture of restricted stock units and employee stock options	(36)		(274)	(13)
Exercise of employee stock options	—		(3)	—

Balance, end of period	4,761		9,284	9,463
Additional paid-in capital
Balance, beginning of period	31,070		22,027	31,071
Issuance of common stock warrants	—		1,633	—
Issuance of common stock, including the delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	5,174		8,081	(1)
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(847)		(1,314)	—
Preferred and common stock issuance costs	—		(1)	—
Excess net tax benefit/(provision) related to share-based compensation	(968)		645	—

Balance, end of period	34,429		31,071	31,070
Retained earnings
Balance, beginning of period	38,579		38,642	39,913
Cumulative effect of adjustment from adoption of FIN 48	—		(201)	—

Balance, beginning of period, after cumulative effect of adjustments	38,579		38,441	39,913
Net earnings/(loss)	1,814		2,322	(780)
Dividends and dividend equivalents declared on common stock and restricted stock units	(3)		(642)	(233)
Dividends declared on preferred stock	—		(204)	(309)
Preferred stock accretion	(24)		(4)	(12)

Balance, end of period	40,366		39,913	38,579
Accumulated other comprehensive income/(loss)
Balance, beginning of period	(372)		(118)	(202)
Currency translation adjustment, net of tax	25		(98)	(32)
Pension and postretirement liability adjustment, net of tax	9		69	(175)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(19)		(55)	37

Balance, end of period	(357)		(202)	(372)
Common stock held in treasury, at cost
Balance, beginning of period	(32,176)		(30,159)	(32,175)
Repurchased	(2	) (1)	(2,037)	(1	) (1)
Reissued	18		21	—

Balance, end of period	(32,160)		(32,175)	(32,176)

Total shareholders’ equity	$63,553		$64,369	$63,054

(1)	Relates to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business and shares withheld to satisfy withholding tax requirements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)

Cash flows from operating activities
Net earnings/(loss)	$1,814	$1,511	$(780)
Non-cash items included in net earnings
Depreciation and amortization	611	259	104
Amortization of identifiable intangible assets	38	84	39
Share-based compensation	468	480	180
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	43,126	15,650	(5,835)
Net receivables from brokers, dealers and clearing organizations	8,140	(7,234)	3,693
Net payables to customers and counterparties	(17,879)	42,226	(7,635)
Securities borrowed, net of securities loaned	(27,552)	(19,127)	(18,030)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(140,648)	(20,263)	190,027
Trading assets, at fair value	180,563	(46,347)	(192,883)
Trading liabilities, at fair value	(38,810)	15,037	10,059
Other, net	(6,674)	(5,425)	7,156

Net cash provided by/(used for) operating activities	3,197	(23,149)	(13,905)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(278)	(403)	(61)
Proceeds from sales of property, leasehold improvements and equipment	28	42	4
Business acquisitions, net of cash acquired	(190)	(2,156)	(59)
Proceeds from sales of investments	75	26	141
Purchase of available-for-sale securities	(1,440)	(1,109)	(95)
Proceeds from sales of available-for-sale securities	892	647	26

Net cash used for investing activities	(913)	(2,953)	(44)
Cash flows from financing activities
Unsecured short-term borrowings, net	(4,680)	879	2,816
Other secured financings (short-term), net	5,222	2,384	(1,068)
Proceeds from issuance of other secured financings (long-term)	2,322	4,107	437
Repayment of other secured financings (long-term), including the current portion	(2,435)	(2,373)	(349)
Proceeds from issuance of unsecured long-term borrowings	14,689	19,874	9,310
Repayment of unsecured long-term borrowings, including the current portion	(8,325)	(8,461)	(3,686)
Derivative contracts with a financing element, net	670	(420)	66
Deposits, net	12,374	11,591	4,487
Common stock repurchased	(2)	(1,561)	(1)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(545)	(201)	—
Proceeds from issuance of common stock	27	64	2
Excess tax benefit related to share-based compensation	11	552	—

Net cash provided by financing activities	19,328	26,435	12,014

Net increase/(decrease) in cash and cash equivalents	21,612	333	(1,935)
Cash and cash equivalents, beginning of period	13,805	10,282	15,740

Cash and cash equivalents, end of period	$35,417	$10,615	$13,805

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $3.42 billion, $10.64 billion and $459 million during the three months ended March 2009 and February 2008 and one month ended December 2008, respectively.

Cash payments for income taxes, net of refunds, were $256 million, $670 million and $171 million during the three months ended March 2009 and February 2008 and one month ended December 2008, respectively.

Non-cash activities:
The firm assumed $16 million, $534 million and $0 of debt in connection with business acquisitions during the three months ended March 2009 and February 2008 and one month ended December 2008, respectively. The firm did not issue any common stock in connection with business acquisitions for the three months ended March 2009 and February 2008 and one month ended December 2008.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)

Net earnings/(loss)	$1,814	$1,511	$(780)
Currency translation adjustment, net of tax	25	9	(32)
Pension and postretirement liability adjustment, net of tax	9	—	(175)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	(19)	(35)	37

Comprehensive income/(loss)	$1,829	$1,485	$(950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.	Description of Business

The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global financial services firm providing investment banking, securities and investment management services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in London, Frankfurt, Tokyo, Hong Kong and other major financial centers around the world.

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

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended. The usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has a majority voting interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) 46-R, “Consolidation of Variable Interest Entities,” the firm consolidates VIEs for which it is the primary beneficiary. The firm determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE’s expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the firm performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to its variable interest holders, the firm utilizes the “top down” method. Under this method, the firm calculates its share of the VIE’s expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the firm’s position in the capital structure of the VIE, under various probability-weighted scenarios. The firm reassesses its initial evaluation of an entity as a VIE and its initial determination of whether the firm is the primary beneficiary of a VIE upon the occurrence of certain reconsideration events as defined in FIN 46-R.

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, such as whether a derivative is considered passive and the level of discretion a servicer may exercise, including, for example, determining when default is reasonably foreseeable. In accordance with SFAS No. 140 and FIN 46-R, the firm does not consolidate QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment either in accordance with Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” or at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In general, the firm accounts for investments acquired subsequent to the adoption of SFAS No. 159 at fair value. In certain cases, the firm may apply the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant. See “— Revenue Recognition — Other Financial Assets and Financial Liabilities at Fair Value” below for a discussion of the firm’s application of SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and generally does not hold a majority of the economic interests in these funds. The firm has generally provided the third-party investors with rights to terminate the funds or to remove the firm as the general partner. As a result, the firm does not consolidate these funds. These fund investments are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008. The condensed consolidated financial information as of November 28, 2008 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. This change in the firm’s fiscal year-end resulted in a one-month transition period that began on November 29, 2008 and ended on December 26, 2008. Financial information for this fiscal transition period is included in these condensed consolidated financial statements. On April 13, 2009, the Board of Directors of Group Inc. (the Board) approved a change in the firm’s fiscal year-end from the last Friday of December to December 31, beginning with fiscal 2009. Fiscal 2009 began on December 27, 2008 and will end on December 31, 2009. The firm’s second and third fiscal quarters in 2009 will end on the last Friday of June and September, respectively. Beginning in the fourth quarter of 2009, the firm’s fiscal year will end on December 31.

In the condensed consolidated statements of earnings, cash flows and comprehensive income, the firm compares the three-month period ended March 27, 2009 with the previously reported three-month period ended February 29, 2008. Financial information for the three months ended March 28, 2008 has not been included in this Form 10-Q for the following reasons: (i) the three months ended February 29, 2008 provide a meaningful comparison for the three months ended March 27, 2009; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three months ended March 28, 2008 were presented in lieu of results for the three months ended February 29, 2008; and (iii) it was not practicable or cost justified to prepare this information.

All references to March 2009 and February 2008, unless specifically stated otherwise, refer to the firm’s three-month fiscal periods ended, or the dates, as the context requires, March 27, 2009 and February 29, 2008, respectively. All references to December 2008, unless specifically stated otherwise, refer to the firm’s fiscal one-month transition period ended, or the date, as the context requires, December 26, 2008. All references to November 2008, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 28, 2008. All references to 2009, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, December 31, 2009. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Trading Assets and Trading Liabilities.  Substantially all trading assets and trading liabilities are reflected in the condensed consolidated statements of financial condition at fair value, pursuant principally to:

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

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions;

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of the firm’s matched book and certain firm financing activities;

•	certain certificates of deposit issued by Goldman Sachs Bank USA (GS Bank USA), as well as securities held by GS Bank USA;

•	certain receivables from customers and counterparties, including transfers accounted for as secured loans rather than purchases under SFAS No. 140;

•	certain insurance and reinsurance contracts; and

•	in general, investments acquired after the adoption of SFAS No. 159 where the firm has significant influence over the investee and would otherwise apply the equity method of accounting.

Fair Value Measurements.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs.

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

During the fourth quarter of 2008, both the FASB and the staff of the SEC re-emphasized the importance of sound fair value measurement in financial reporting. In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment. This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

fair value when markets are not active and relevant observable inputs are not available. The firm’s fair value measurement policies are consistent with the guidance in FSP No. FAS 157-3.

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

For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on market evidence where available. In the absence of such evidence, management’s best estimate is used.

Recent market conditions, characterized by dislocations between asset classes, elevated levels of volatility, and reduced price transparency, have increased the level of management judgment required to value cash trading instruments classified within level 3 of the fair value hierarchy. In particular, management’s judgment is required to determine the appropriate risk-adjusted discount rate for cash trading instruments with little or no price transparency as a result of decreased volumes and lower levels of trading activity. In such situations, the firm’s valuation is adjusted to approximate rates which market participants would likely consider appropriate for relevant credit and liquidity risks.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within level 2 of the fair value hierarchy when all of the significant inputs can be corroborated to market evidence.

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

When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on market evidence where available. In the absence of such evidence, management’s best estimate is used.

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

Interest credited to variable annuity and life insurance and reinsurance contract account balances and changes in reserves are recognized in “Other expenses” in the condensed consolidated statements of earnings.

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

Share-Based Compensation

The firm accounts for share-based compensation in accordance with SFAS No. 123-R, “Share-Based Payment.” The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. Expected forfeitures are included in determining share-based employee compensation expense. In the first quarter of 2006, the firm adopted SFAS No. 123-R under the modified prospective adoption method. Under this method of adoption, the provisions of SFAS No. 123-R are generally applied only to share-based awards granted subsequent to adoption. Share-based awards held by employees that were retirement-eligible on the date of adoption of SFAS No. 123-R continue to be amortized over the stated service period of the award.

The firm pays cash dividend equivalents on outstanding restricted stock units. Dividend equivalents paid on restricted stock units are generally charged to retained earnings. Dividend equivalents paid on restricted stock units expected to be forfeited are included in compensation expense. The firm adopted Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” in the first quarter of fiscal 2009. Accordingly, the tax benefit related to dividend equivalents paid on restricted stock units is accounted for as an increase to additional paid-in capital. Prior to the adoption of EITF Issue No. 06-11, the firm accounted for this tax benefit as a reduction to income tax expense. See “— Recent Accounting Developments” for further information on EITF Issue No. 06-11.

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

Property, Leasehold Improvements and Equipment

Property, leasehold improvements and equipment, net of accumulated depreciation and amortization, are recorded at cost and included in “Other assets” in the condensed consolidated statements of financial condition.

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

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the condensed consolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, in the condensed consolidated statements

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of comprehensive income. The firm seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the condensed consolidated statements of comprehensive income. For foreign currency-denominated debt, hedge effectiveness is assessed based on changes in spot rates. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the condensed consolidated statements of earnings.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of the firm’s assets and liabilities. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The firm’s tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statements of financial condition. Tax provisions are computed in accordance with SFAS No. 109, “Accounting for Income Taxes.” The firm adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” as of December 1, 2007, and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings in the first fiscal quarter of 2008. Under FIN 48, a tax position can be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The firm reports interest expense related to income tax matters in “Provision/(benefit) for taxes” in the condensed consolidated statements of earnings and income tax penalties in “Other expenses” in the condensed consolidated statements of earnings.

Earnings Per Common Share (EPS)

Basic EPS is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock warrants and options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock. The firm adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” in the first quarter of fiscal 2009. Accordingly, the firm treats unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. See “— Recent Accounting Developments” for further information on FSP No. EITF 03-6-1.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of March 2009, November 2008 and December 2008, “Cash and cash equivalents” on the condensed consolidated statements of financial condition included $4.03 billion, $5.60 billion and $1.39 billion, respectively, of cash and due from banks and $31.39 billion, $10.14 billion and $12.41 billion, respectively, of interest-bearing deposits with banks.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Recent Accounting Developments

EITF Issue No. 06-11.  In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. The firm previously accounted for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 was applied prospectively for tax benefits on dividends declared beginning in the first quarter of fiscal 2009. The adoption of EITF Issue No. 06-11 did not have a material effect on the firm’s financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 140-3.  In February 2008, the FASB issued FASB Staff Position No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” FSP No. FAS 140-3 requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction under SFAS No. 140 unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. The firm adopted FSP No. FAS 140-3 for new transactions entered into after November 2008. The adoption of FSP No. FAS 140-3 did not have a material effect on the firm’s financial condition, results of operations or cash flows.

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and was effective for the firm beginning in the one-month transition period ended December 2008. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 did not affect the firm’s financial condition, results of operations or cash flows.

FASB Staff Position No. EITF 03-6-1.  In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The firm adopted the FSP in the first quarter of fiscal 2009. There was no impact from the adoption of FSP No. EITF 03-6-1 to earnings per common share for the three months ended March 2009. The loss per common share for the one month ended December 2008 was computed in accordance with the FSP and the impact was a loss per common share of $0.03. Prior periods have not been restated due to immateriality.

SFAS No. 141(R).  In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. The provisions of SFAS No. 141(R) apply to business combinations beginning in the first quarter of fiscal 2009. Adoption of SFAS No. 141(R) did not affect the firm’s financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

SFAS No. 160.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in consolidated subsidiaries held by parties other than the parent (i.e., noncontrolling interests) be accounted for and presented as equity, rather than as a liability or mezzanine equity. SFAS No. 160 was effective for the firm beginning in the first quarter of fiscal 2009. SFAS No. 160 did not have a material effect on the firm’s financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 140-4 and FIN 46(R)-8.  In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities, and was effective for the firm beginning in the one-month transition period ended December 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP did not affect the firm’s financial condition, results of operations or cash flows.

EITF Issue No. 07-5.  In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-5 provides guidance about whether an instrument (such as the firm’s outstanding common stock warrants) should be classified as equity and not marked-to-market for accounting purposes. The firm adopted EITF Issue No. 07-5 in the first quarter of fiscal 2009. Adoption of EITF Issue No. 07-5 did not affect the firm’s financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 157-4.  In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Specifically, the FSP lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The FSP is effective for periods ending after June 15, 2009. Because the firm’s current fair value methodology is consistent with FSP No. FAS 157-4, adoption of the FSP will not affect the firm’s financial condition, results of operations or cash flows. The firm will adopt the FSP in the second quarter of fiscal 2009 to comply with the FSP’s disclosure requirements.

FASB Staff Position No. FAS 115-2 and FAS 124-2.  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Under the FSP, only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Currently, the entire other-than-temporary impairment is recognized in current period earnings. The FSP is effective for periods ending after June 15, 2009. The firm will adopt the FSP in the second quarter of fiscal 2009. Adoption of the FSP will not have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

FASB Staff Position No. FAS 107-1 and APB 28-1.  In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires that the fair value disclosures prescribed by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” be included in financial statements prepared for interim periods. The FSP is effective for periods ending after June 15, 2009. The firm will adopt the FSP in the second quarter of fiscal 2009. Since the FSP involves only additional disclosures regarding the fair value of financial instruments, adoption of the FSP will not affect the firm’s financial condition, results of operations or cash flows.

Note 3.	Financial Instruments

Fair Value of Financial Instruments

The following table sets forth the firm’s trading assets, at fair value, including those pledged as collateral, and trading liabilities, at fair value. At any point in time, the firm may use cash instruments as well as derivatives to manage a long or short risk position.

	As of
	March 2009				November 2008				December 2008
	Assets		Liabilities		Assets		Liabilities		Assets		Liabilities
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$13,983	(1)	$—		$8,662	(1)	$—		$18,605	(1)	$—
U.S. government, federal agency and sovereign obligations	125,481		33,215		69,653		37,000		263,631		46,185
Mortgage and other asset-backed loans and securities	15,446		141		22,393		340		20,094		176
Bank loans and bridge loans	21,211		2,638	(4)	21,839		3,108	(4)	20,516		3,129	(4)
Corporate debt securities and other debt obligations	24,829		6,360		27,879		5,711		25,829		6,958
Equities and convertible debentures	43,134		14,247		57,049		12,116		57,887		7,961
Physical commodities	1,182		—		513		2		916		—
Derivative contracts	104,325	(2)	90,620	(5)	130,337	(2)	117,695	(5)	127,486	(2)	121,622	(5)

Total	$349,591	(3)	$147,221		$338,325	(3)	$175,972		$534,964	(3)	$186,031

(1)	Includes $4.44 billion, $4.40 billion and $4.46 billion as of March 2009, November 2008 and December 2008, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 8 for further information regarding the William Street program.

(2)	Net of cash received pursuant to credit support agreements of $149.08 billion, $137.16 billion and $154.69 billion as of March 2009, November 2008 and December 2008, respectively.

(3)	Includes $2.34 billion, $1.68 billion and $1.71 billion as of March 2009, November 2008 and December 2008, respectively, of securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale under SFAS No. 115.

(4)	Consists of the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is included in trading assets.

(5)	Net of cash paid pursuant to credit support agreements of $27.07 billion, $34.01 billion and $32.91 billion as of March 2009, November 2008 and December 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value Hierarchy

The firm’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

	As of
	March	November	December
	2009	2008	2008
	($ in millions)
Total level 3 assets	$59,062	$66,190	$64,167
Level 3 assets for which the firm bears economic exposure (1)	54,660	59,574	58,000

Total assets	925,290	884,547	1,112,225
Total financial assets at fair value	628,639	595,234	820,076

Total level 3 assets as a percentage of Total assets	6.4%	7.5%	5.8%
Level 3 assets for which the firm bears economic exposure as a percentage of Total assets	5.9	6.7	5.2

Total level 3 assets as a percentage of Total financial assets at fair value	9.4	11.1	7.8
Level 3 assets for which the firm bears economic exposure as a percentage of Total financial assets at fair value	8.7	10.0	7.1

(1)	Excludes assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

The following tables set forth by level within the fair value hierarchy “Trading assets, at fair value,” “Trading liabilities, at fair value,” and other financial assets and financial liabilities accounted for at fair value under SFAS No. 155 and SFAS No. 159 as of March 2009, November 2008 and December 2008. See Note 2 for further information on the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of March 2009
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$7,680		$6,303		$—		$—		$13,983
U.S. government, federal agency and sovereign obligations	67,839		57,642		—		—		125,481
Mortgage and other asset-backed loans and securities	—		3,802		11,644		—		15,446
Bank loans and bridge loans	—		11,345		9,866		—		21,211
Corporate debt securities and other debt obligations	223		17,052		7,554		—		24,829
Equities and convertible debentures	15,340		14,174		13,620	(6)	—		43,134
Physical commodities	—		1,182		—		—		1,182

Cash instruments	91,082		111,500		42,684		—		245,266
Derivative contracts	211		240,837		16,378		(153,101	) (7)	104,325

Trading assets, at fair value	91,293		352,337		59,062		(153,101)		349,591
Securities segregated for regulatory and other purposes	22,077	(4)	23,462	(5)	—		—		45,539
Receivables from customers and counterparties (1)	316		1,720		—		—		2,036
Securities borrowed (2)	—		88,818		—		—		88,818
Securities purchased under agreements to resell, at fair value	—		142,655		—		—		142,655

Total financial assets at fair value	$113,686		$608,992		$59,062		$(153,101)		$628,639

Level 3 assets for which the firm does not bear economic exposure (3)					(4,402)

Level 3 assets for which the firm bears economic exposure					$54,660

(1)	Principally consists of certain margin loans, transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Consists of securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of March 2009
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)
U.S. government, federal agency and sovereign obligations	$32,292	$923	$—		$—		$33,215
Mortgage and other asset-backed loans and securities	—	137	4		—		141
Bank loans and bridge loans	—	1,826	812		—		2,638
Corporate debt securities and other debt obligations	—	5,886	474		—		6,360
Equities and convertible debentures	14,233	—	14		—		14,247

Cash instruments	46,525	8,772	1,304		—		56,601
Derivative contracts	731	108,710	12,262		(31,083	) (8)	90,620

Trading liabilities, at fair value	47,256	117,482	13,566		(31,083)		147,221
Unsecured short-term borrowings (1)	—	16,780	3,143		—		19,923
Deposits (2)	—	6,781	—		—		6,781
Securities loaned (3)	—	9,932	—		—		9,932
Securities sold under agreements to repurchase, at fair value	—	133,395	—		—		133,395
Other secured financings (4)	167	12,368	7,277		—		19,812
Other liabilities (5)	—	412	1,510		—		1,922
Unsecured long-term borrowings (6)	—	15,773	1,916		—		17,689

Total financial liabilities at fair value	$47,423	$312,923	$27,412	(7)	$(31,083)		$356,675

(1)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(2)	Primarily includes certain certificates of deposit issued by GS Bank USA.

(3)	Consists of securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(4)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings.

(5)	Consists of liabilities related to insurance contracts.

(6)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(7)	Level 3 liabilities were 7.7% of Total liabilities at fair value.

(8)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of November 2008
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,205		$3,457		$—		$—		$8,662
U.S. government, federal agency and sovereign obligations	35,069		34,584		—		—		69,653
Mortgage and other asset-backed loans and securities	—		6,886		15,507		—		22,393
Bank loans and bridge loans	—		9,882		11,957		—		21,839
Corporate debt securities and other debt obligations	14		20,269		7,596		—		27,879
Equities and convertible debentures	25,068		15,975		16,006	(6)	—		57,049
Physical commodities	—		513		—		—		513

Cash instruments	65,356		91,566		51,066		—		207,988
Derivative contracts	24		256,412		15,124		(141,223	) (7)	130,337

Trading assets, at fair value	65,380		347,978		66,190		(141,223)		338,325
Securities segregated for regulatory and other purposes	20,030	(4)	58,800	(5)	—		—		78,830
Receivables from customers and counterparties (1)	—		1,598		—		—		1,598
Securities borrowed (2)	—		59,810		—		—		59,810
Securities purchased under agreements to resell, at fair value	—		116,671		—		—		116,671

Total financial assets at fair value	$85,410		$584,857		$66,190		$(141,223)		$595,234

Level 3 assets for which the firm does not bear economic exposure (3)					(6,616)

Level 3 assets for which the firm bears economic exposure					$59,574

(1)	Principally consists of transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Consists of securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1.

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of December 2008
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$7,170		$11,435		$—		$—		$18,605
U.S. government, federal agency and sovereign obligations	48,904		214,727		—		—		263,631
Mortgage and other asset-backed loans and securities	—		4,731		15,363		—		20,094
Bank loans and bridge loans	—		9,347		11,169		—		20,516
Corporate debt securities and other debt obligations	105		17,731		7,993		—		25,829
Equities and convertible debentures	27,094		15,666		15,127	(6)	—		57,887
Physical commodities	—		916		—		—		916

Cash instruments	83,273		274,553		49,652		—		407,478
Derivative contracts	13		271,031		14,515		(158,073	) (7)	127,486

Trading assets, at fair value	83,286		545,584		64,167		(158,073)		534,964
Securities segregated for regulatory and other purposes	16,924	(4)	52,625	(5)	—		—		69,549
Receivables from customers and counterparties (1)	—		2,474		—		—		2,474
Securities borrowed (2)	—		86,057		—		—		86,057
Securities purchased under agreements to resell, at fair value	—		127,032		—		—		127,032

Total financial assets at fair value	$100,210		$813,772		$64,167		$(158,073)		$820,076

Level 3 assets for which the firm does not bear economic exposure (3)					(6,167)

Level 3 assets for which the firm bears economic exposure					$58,000

(1)	Principally consists of certain margin loans, transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards.

(2)	Consists of securities borrowed within Trading and Principal Investments. Excludes securities borrowed within Securities Services, which are accounted for based on the amount of cash collateral advanced plus accrued interest.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1.

(5)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(6)	Consists of private equity and real estate fund investments.

(7)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of December 2008
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)
U.S. government, federal agency and sovereign obligations	$44,728	$1,457	$—		$—		$46,185
Mortgage and other asset-backed loans and securities	—	97	79		—		176
Bank loans and bridge loans	—	2,167	962		—		3,129
Corporate debt securities and other debt obligations	—	6,307	651		—		6,958
Equities and convertible debentures	7,926	—	35		—		7,961

Cash instruments	52,654	10,028	1,727		—		64,409
Derivative contracts	15	146,706	11,200		(36,299	) (8)	121,622

Trading liabilities, at fair value	52,669	156,734	12,927		(36,299)		186,031
Unsecured short-term borrowings (1)	—	20,888	4,712		—		25,600
Deposits (2)	—	5,792	—		—		5,792
Securities loaned (3)	—	11,276	—		—		11,276
Securities sold under agreements to repurchase, at fair value	—	260,421	—		—		260,421
Other secured financings (4)	—	16,133	4,039		—		20,172
Other liabilities (5)	—	1,400	—		—		1,400
Unsecured long-term borrowings (6)	—	16,457	1,689		—		18,146

Total financial liabilities at fair value	$52,669	$489,101	$23,367	(7)	$(36,299)		$528,838

(1)	Consists of promissory notes, commercial paper and hybrid financial instruments.

(2)	Consists of certain certificates of deposit issued by GS Bank USA.

(3)	Consists of securities loaned within Trading and Principal Investments. Excludes securities loaned within Securities Services, which are accounted for based on the amount of cash collateral received plus accrued interest.

(4)	Primarily includes transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings.

(5)	Consists of liabilities related to insurance contracts.

(6)	Primarily includes hybrid financial instruments and prepaid physical commodity transactions.

(7)	Level 3 liabilities were 4.4% of Total liabilities at fair value.

(8)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Unrealized Gains/(Losses)

The table below sets forth a summary of unrealized gains/(losses) on the firm’s level 3 financial assets and financial liabilities still held at the reporting date for the three months ended March 2009 and February 2008 and one month ended December 2008:

	Level 3 Unrealized Gains/(Losses)
	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)
Cash Instruments — Assets	$(4,072)	$(2,912)	$(3,116)
Cash Instruments — Liabilities	15	(318)	(78)

Net unrealized gains/(losses) on level 3 cash instruments	(4,057)	(3,230)	(3,194)
Derivative Contracts — Net	975	5,087	(210)
Unsecured Short-Term Borrowings	124	95	(70)
Other Secured Financings	17	—	(1)
Other Liabilities and Accrued Expenses	64	—	—
Unsecured Long-Term Borrowings	82	113	(127)

Total level 3 unrealized gains/(losses)	$(2,795)	$2,065	$(3,602)

Cash Instruments

The net unrealized loss on level 3 cash instruments of $4.06 billion for the three months ended March 2009 primarily consisted of unrealized losses on private equity and real estate fund investments, loans and securities backed by commercial real estate, and bank loans and bridge loans. Losses during the period reflected the weakness in the global credit and equity markets. The net unrealized loss on level 3 cash instruments of $3.23 billion for the three months ended February 2008 primarily consisted of unrealized losses on loans and securities backed by commercial and residential real estate and certain bank loans. The net unrealized loss on level 3 cash instruments of $3.19 billion for the one month ended December 2008 primarily consisted of unrealized losses on certain bank loans and bridge loans, private equity and real estate fund investments, and loans and securities backed by commercial real estate. Losses during December 2008 reflected the weakness in the global credit and equity markets.

Level 3 cash instruments are frequently economically hedged with instruments classified within level 1 and level 2, and accordingly, gains or losses that have been reported in level 3 can be partially offset by gains or losses attributable to instruments classified within level 1 or level 2 or by gains or losses on derivative contracts classified within level 3 of the fair value hierarchy.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Contracts

The net unrealized gain on level 3 derivative contracts of $975 million for the three months ended March 2009 was primarily attributable to increases in commodities prices (which are level 2 inputs) and changes in credit spreads corroborated by trading activity during the quarter. The net unrealized gain on level 3 derivative contracts of $5.09 billion for the three months ended February 2008 was primarily attributable to changes in observable credit spreads (which are level 2 inputs) on the underlying instruments. The net unrealized loss on level 3 derivative contracts of $210 million for the one month ended December 2008 was primarily attributable to changes in observable prices on the underlying instruments (which are level 2 inputs). Level 3 gains and losses on derivative contracts should be considered in the context of the following:

•	A derivative contract with level 1 and/or level 2 inputs is classified as a level 3 financial instrument in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2) is still classified as level 3.

•	Gains or losses that have been reported in level 3 resulting from changes in level 1 or level 2 inputs are frequently offset by gains or losses attributable to instruments classified within level 1 or level 2 or by cash instruments reported within level 3 of the fair value hierarchy.

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities for the three months ended March 2009 and February 2008 and one month ended December 2008. The tables reflect gains and losses, including gains and losses on financial assets and financial liabilities that were transferred to level 3 during the period, for all financial assets and financial liabilities categorized as level 3 as of March 2009, February 2008 and December 2008, respectively.

	Level 3 Financial Assets and Financial Liabilities
	Three Months Ended March 2009
										Other
	Cash		Cash	Derivative		Unsecured		Other		Liabilities		Unsecured
	Instruments		Instruments	Contracts		Short-Term		Secured		and Accrued		Long-Term
	- Assets		- Liabilities	- Net		Borrowings		Financings		Expenses		Borrowings
	(in millions)
Balance, beginning of period	$49,652		$(1,727)	$3,315		$(4,712)		$(4,039)		$—		$(1,689)
Realized gains/(losses)	623	(1)	14 (3)	238	(3)	32	(3)	(6	) (3)	(10	) (3)	(13	) (3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(4,072	) (1)	15 (3)	975	(3)(4)	124	(3)	17	(3)	64	(3)	82	(3)
Purchases, issuances and settlements	(2,462)		285	342		(868)		(1,144)		(600)		177
Transfers in and/or out of level 3	(1,057	) (2)	109	(754	) (5)	2,281	(6)	(2,105	) (6)	(964	) (7)	(473	) (6)

Balance, end of period	$42,684		$(1,304)	$4,116		$(3,143)		$(7,277)		$(1,510)		$(1,916)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities
	Three Months Ended February 2008
	Cash		Cash		Derivative		Unsecured		Other		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Secured		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Financings		Borrowings
	(in millions)
Balance, beginning of period	$53,451		$(554)		$2,056		$(4,271)		$—		$(767)
Realized gains/(losses)	675	(1)	5	(3)	214	(3)	(80	) (3)	—		(1	) (3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(2,912	) (1)	(318	) (3)	5,087	(3)(4)	95	(3)	—		113	(3)
Purchases, issuances and settlements	5,586		(6)		(360)		535		—		(396)
Transfers in and/or out of level 3	14,573	(8)	(104)		2,397	(9)	(118)		—		(196)

Balance, end of period	$71,373		$(977)		$9,394		$(3,839)		$—		$(1,247)

	Level 3 Financial Assets and Financial Liabilities
	One Month Ended December 2008
	Cash		Cash		Derivative		Unsecured		Other		Unsecured
	Instruments		Instruments		Contracts		Short-Term		Secured		Long-Term
	- Assets		- Liabilities		- Net		Borrowings		Financings		Borrowings
	(in millions)
Balance, beginning of period	$51,066		$(1,379)		$5,156		$(5,159)		$(3,820)		$(1,560)
Realized gains/(losses)	157	(1)	3	(3)	15	(3)	27	(3)	(2	) (3)	(1	) (3)
Unrealized gains/(losses) relating to instruments still held at the reporting date	(3,116	) (1)	(78	) (3)	(210	) (3)(4)	(70	) (3)	(1	) (3)	(127	) (3)
Purchases, issuances and settlements	921		(159)		(699)		482		(51)		42
Transfers in and/or out of level 3	624	(10)	(114)		(947	) (11)	8		(165)		(43)

Balance, end of period	$49,652		$(1,727)		$3,315		$(4,712)		$(4,039)		$(1,689)

(1)	The aggregate amounts include approximately $(4.07) billion and $620 million, $(3.09) billion and $853 million, and $(3.18) billion and $221 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the three months ended March 2009 and February 2008 and the one month ended December 2008, respectively.

(2)	Principally reflects a decrease in loan portfolios for which the firm did not bear economic exposure.

(3)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(4)	Principally resulted from changes in level 2 inputs and for the three months ended March 2009, changes in credit spreads corroborated by trading activity during the period.

(5)	Principally reflects transfers from level 2 within the fair value hierarchy of certain credit derivative liabilities, due to reduced trading activity, and therefore price transparency, on the underlying instruments.

(6)	Principally reflects transfers from level 3 unsecured short-term borrowings to level 3 other secured financings and level 3 unsecured long-term borrowings related to changes in the terms of certain notes.

(7)	Principally reflects transfers from level 2 within the fair value hierarchy of certain insurance contracts, reflecting reduced price transparency for these financial instruments.

(8)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial and residential real estate, reflecting reduced price transparency for these financial instruments.

(9)	Principally reflects transfers from level 2 within the fair value hierarchy of mortgage-related derivative assets, due to reduced transparency of correlation inputs used to value mortgage instruments.

(10)	Principally reflects transfers from level 2 within the fair value hierarchy of certain corporate debt securities and other debt obligations and loans and securities backed by commercial real estate, reflecting reduced price transparency for these financial instruments.

(11)	Principally reflects transfers to level 2 within the fair value hierarchy of credit-related derivative assets, due to improved transparency of correlation inputs used to value these financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Impact of Credit Spreads

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivative contracts through changes in credit mitigants or the sale or unwind of the contracts. The net gain/(loss) attributable to the impact of changes in credit exposure and credit spreads on derivative contracts was $48 million, $16 million and $(188) million for the three months ended March 2009 and February 2008 and one month ended December 2008, respectively.

The following table sets forth the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on unsecured borrowings for which the fair value option was elected. The firm calculates the fair value of unsecured borrowings by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads.

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)
Net gains/(losses) including hedges	$(197)	$333	$(113)
Net gains/(losses) excluding hedges	(192)	518	(114)

The impact of changes in instrument-specific credit spreads on loans and loan commitments for which the fair value option was elected was a loss of $1.21 billion for the three months ended March 2009, not material for the three months ended February 2008 and a loss of $2.06 billion for the one month ended December 2008. The firm attributes changes in the fair value of floating rate loans and loan commitments to changes in instrument-specific credit spreads. For fixed rate loans and loan commitments, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. See below for additional details regarding the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Fair Value Option

Gains/(Losses)

The following table sets forth the gains/(losses) included in earnings for the three months ended March 2009 and February 2008 and one month ended December 2008 as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities, as described in Note 2. The table excludes gains and losses related to trading assets and trading liabilities, as well as gains and losses that would have been recognized under other generally accepted accounting principles if the firm had not elected the fair value option or that are economically hedged with instruments accounted for at fair value under other generally accepted accounting principles.

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)
Unsecured long-term borrowings (1)	$(135)	$506	$(104)
Other secured financings (2)	25	(1)	(2)
Unsecured short-term borrowings (3)	(67)	(50)	(9)
Other (4)	54	6	(94)

Total (5)	$(123)	$461	$(209)

(1)	Excludes gains/(losses) of $1.24 billion, $(724) million and $(623) million for the three months ended March 2009 and February 2008 and one month ended December 2008, respectively, related to the derivative component of hybrid financial instruments. Such gains and losses would have been recognized pursuant to SFAS No. 133 if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(2)	Excludes gains of $1.03 billion for the three months ended February 2008, related to financings recorded as a result of securitization-related transactions that were accounted for as secured financings rather than sales under SFAS No. 140. Changes in the fair value of these secured financings are offset by changes in the fair value of the related financial instruments included within the firm’s “Trading assets, at fair value” in the condensed consolidated statements of financial condition. Such gains/(losses) were not material for the three months ended March 2009 and one month ended December 2008.

(3)	Excludes gains/(losses) of $(305) million, $312 million and $92 million for the three months ended March 2009 and February 2008 and one month ended December 2008, respectively, related to the derivative component of hybrid financial instruments. Such gains and losses would have been recognized pursuant to SFAS No. 133 if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(4)	Primarily consists of certain insurance and reinsurance contracts, resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments.

(5)	Reported within “Trading and principal investments” within the condensed consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest income” and “Interest expense,” for all instruments other than hybrid financial instruments.

All trading assets and trading liabilities are accounted for at fair value either under the fair value option or as required by other accounting pronouncements. Excluding equities commissions of $974 million, $1.24 billion and $251 million for the three months ended March 2009 and February 2008 and one month ended December 2008, respectively, and the gains and losses on the instruments accounted for under the fair value option described above, the firm’s “Trading and principal investments” revenues in the condensed consolidated statements of earnings primarily represent gains and losses on “Trading assets, at fair value” and “Trading liabilities, at fair value” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Loans and Loan Commitments

As of March 2009, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $49.41 billion, including a difference of $37.21 billion related to loans with an aggregate fair value of $2.78 billion that were on nonaccrual status (including loans more than 90 days past due). As of November 2008, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $50.21 billion, including a difference of $37.46 billion related to loans with an aggregate fair value of $3.77 billion that were on nonaccrual status (including loans more than 90 days past due). As of December 2008, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $55.22 billion, including a difference of $41.75 billion related to loans with an aggregate fair value of $4.34 billion that were on nonaccrual status (including loans more than 90 days past due). The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of March 2009, November 2008 and December 2008, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $2.51 billion, $3.52 billion and $3.49 billion, respectively, and the related total contractual amount of these lending commitments was $36.58 billion, $39.49 billion and $40.59 billion, respectively.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $2.03 billion, $2.42 billion and $2.07 billion as of March 2009, November 2008 and December 2008, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm applies hedge accounting under SFAS No. 133 to certain derivative contracts. The firm uses these derivatives to manage certain interest rate and currency exposures, including the firm’s net investment in non-U.S. operations. The firm designates certain interest rate swap contracts as fair value hedges. These interest rate swap contracts hedge changes in the relevant benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR)), effectively converting a substantial portion of the firm’s unsecured long-term borrowings, certain unsecured short-term borrowings and certificates of deposit into floating rate obligations. See Note 2 for information regarding the firm’s accounting policy for foreign currency forward contracts used to hedge its net investment in non-U.S. operations.

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

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the condensed consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for all hedges are generally included in “Interest expense.” These gains or losses and the component of gains or losses on derivative transactions excluded from the assessment of hedge effectiveness (e.g., the effect of the passage of time on fair value hedges of the firm’s borrowings) were not material for the three months ended March 2009 and February 2008 and one month ended December 2008. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

The fair value of the firm’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The following table sets forth the fair value and the number of contracts of the firm’s derivative contracts by major risk type on a gross basis as of March 2009 and December 2008. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted pursuant to credit support agreements, and therefore are not representative of the firm’s exposure:

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of
	March 2009					December 2008
					Number					Number
	Derivative		Derivative		of	Derivative		Derivative		of
	Assets		Liabilities		Contracts	Assets		Liabilities		Contracts
	(in millions, except number of contracts)
Derivative contracts for trading activities

Interest rates	$1,171,827		$1,120,430		278,266	$1,293,763		$1,243,443		274,022
Credit	469,118		427,020		532,898	507,935		469,182		558,179
Currencies	92,846		85,612		222,928	130,636		124,993		169,756
Commodities	80,275		77,327		210,157	99,653		93,083		230,916
Equities	100,291		92,612		263,126	103,105		101,910		241,589

Subtotal	$1,914,357		$1,803,001		1,507,375	$2,135,092		$2,032,611		1,474,462

Derivative contracts accounted for as hedges under SFAS No. 133 (1)

Interest rates	$24,347	(4)	$1	(4)	786	$25,064	(4)	$14	(4)	677
Currencies	50	(5)	31	(5)	24	128	(5)	21	(5)	16

Subtotal	$24,397		$32		810	$25,192		$35		693

Gross fair value of derivative contracts	$1,938,754		$1,803,033		1,508,185	$2,160,284		$2,032,646		1,475,155

Counterparty netting (2)	(1,685,348)		(1,685,348)			(1,878,112)		(1,878,112)
Cash collateral netting (3)	(149,081)		(27,065)			(154,686)		(32,912)

Fair value included in “Trading assets, at fair value”	$104,325					$127,486

Fair value included in “Trading liabilities, at fair value”			$90,620					$121,622

(1)	As of November 2008, the gross fair value of derivative contracts accounted for as hedges under SFAS No. 133 consisted of $20.40 billion in assets and $128 million in liabilities.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty pursuant to credit support agreements in accordance with FIN 39.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	For the three months ended March 2009 and the one month ended December 2008, the gain/(loss) recognized on these derivative contracts was $(2.47) billion and $3.59 billion, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $2.43 billion and $(3.53) billion, respectively. These gains/(losses) are included in “Interest expense” in the condensed consolidated statements of earnings.

(5)	For the three months ended March 2009 and one month ended December 2008, the gain/(loss) on these derivative contracts was $153 million and $(212) million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three months ended March 2009 and one month ended December 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings in the firm’s condensed consolidated statements of financial condition, had a net asset carrying value of $348 million, $774 million and $358 million as of March 2009, November 2008 and December 2008, respectively. The net asset as of March 2009, which represented 348 contracts, included gross assets of $632 million (primarily comprised of equity and interest rate derivatives) and gross liabilities of $284 million (primarily comprised of equity and interest rate derivatives). The net asset as of December 2008, which represented 364 contracts, included gross assets of $739 million (primarily comprised of equity and interest rate derivatives) and gross liabilities of $381 million (primarily comprised of equity and interest rate derivatives). See Notes 6 and 7 for further information regarding the firm’s unsecured borrowings.

As of March 2009, November 2008 and December 2008, respectively, the firm has designated $3.27 billion, $3.36 billion and $3.54 billion of foreign currency-denominated debt, included in unsecured long-term borrowings in the firm’s condensed consolidated statements of financial condition, as hedges of net investments in non-U.S. subsidiaries under SFAS No. 133. For the three months ended March 2009 and one month ended December 2008, the gain/(loss) on these debt instruments was $269 million and $(186) million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three months ended March 2009 and one month ended December 2008.

The following table sets forth by major risk type the firm’s gains/(losses) related to trading activities, including both derivative and nonderivative financial instruments, for the three months ended March 2009 and one month ended December 2008 in accordance with SFAS No. 161. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various risk types. Accordingly, gains or losses in one risk type frequently offset gains or losses in other risk types. For example, most of the firm’s longer-term derivative contracts are sensitive to changes in interest rates and may be hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash and derivatives trading inventory has exposure to foreign currencies and may be hedged with foreign currency contracts. The gains/(losses) set forth below are included in “Trading and principal investments” in the condensed consolidated statements of earnings and exclude related interest income and interest expense.

	Three Months	One Month
	Ended March	Ended December
	2009	2008
	(in millions)
Interest rates	$572	$2,226
Credit	1,322	(1,437)
Currencies	977	(2,256)
Commodities	1,769	887
Equities	1,366	130

Total	$6,006	$(450)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Certain of the firm’s derivative instruments have been transacted pursuant to bilateral agreements with certain counterparties that may require the firm to post collateral or terminate the transactions based on the firm’s long-term credit ratings. As of March 2009, the aggregate fair value of such derivative contracts that were in a net liability position was $42.17 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $27.36 billion. As of March 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $941 million and $2.14 billion could have been called by counterparties in the event of a one-notch reduction and a two-notch reduction in the firm’s long-term credit ratings, respectively. As of December 2008, the aggregate fair value of such derivative contracts that were in a net liability position was $54.87 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $37.17 billion. As of December 2008, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $972 million and $2.15 billion could have been called by counterparties in the event of a one-notch reduction and a two-notch reduction in the firm’s long-term credit ratings, respectively.

The firm enters into various derivative transactions that are considered credit derivatives under FSP No. FAS 133-1 and FIN 45-4. The firm’s written and purchased credit derivatives include credit default swaps, credit spread options, credit index products and total return swaps. Substantially all of the firm’s purchased credit derivative transactions are with financial institutions and are subject to stringent collateral thresholds. As of March 2009, the firm’s written and purchased credit derivatives had total gross notional amounts of $3.17 trillion and $3.43 trillion, respectively, for total net purchased protection of $258.52 billion in notional value. As of November 2008, the firm’s written and purchased credit derivatives had total gross notional amounts of $3.78 trillion and $4.03 trillion, respectively, for total net purchased protection of $255.24 billion in notional value. As of December 2008, the firm’s written and purchased credit derivatives had total gross notional amounts of $3.57 trillion and $3.80 trillion, respectively, for total net purchased protection of $232.29 billion in notional value. The decrease in notional amounts from November 2008 to March 2009 reflects compression efforts across the industry.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth certain information related to the firm’s credit derivatives. Fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash paid pursuant to credit support agreements, and therefore are not representative of the firm’s exposure.

	Maximum Payout/Notional Amount by Period of Expiration				Maximum Payout/Notional Amount
						Offsetting	Other
				10 Years	Written	Purchased	Purchased	Written Credit
	0 - 5		5 - 10	or	Credit	Credit	Credit	Derivatives at
	Years		Years	Greater	Derivatives	Derivatives (3)	Derivatives (4)	Fair Value
	($ in millions)
As of March 2009
Credit spread on underlying (basis points) (1)
0-250	$1,081,191		$391,197	$15,859	$1,488,247	$1,353,679	$255,606	$50,214
251-500	491,307		108,291	9,783	609,381	561,404	90,575	44,086
501-1,000	367,235		115,921	3,781	486,937	417,163	90,333	67,505
Greater than 1,000	460,201		91,203	35,587	586,991	544,383	116,930	230,499

Total	$2,399,934	(2)	$706,612	$65,010	$3,171,556	$2,876,629	$553,444	$392,304	(5)

As of November 2008
Credit spread on underlying (basis points) (1)
0-250	$1,194,228		$609,056	$22,866	$1,826,150	$1,632,681	$347,573	$77,836
251-500	591,813		184,763	12,494	789,070	784,149	26,316	94,278
501-1,000	430,801		140,782	15,886	587,469	538,251	67,958	75,079
Greater than 1,000	383,626		120,866	71,690	576,182	533,816	103,362	222,346

Total	$2,600,468	(2)	$1,055,467	$122,936	$3,778,871	$3,488,897	$545,209	$469,539	(5)

As of December 2008
Credit spread on underlying (basis points) (1)
0-250	$1,282,899		$467,914	$17,698	$1,768,511	$1,506,414	$384,475	$90,980
251-500	493,424		116,450	8,923	618,797	609,745	39,507	46,384
501-1,000	446,836		94,451	5,425	546,712	491,688	97,055	73,826
Greater than 1,000	496,904		95,807	43,629	636,340	604,508	69,259	233,086

Total	$2,720,063	(2)	$774,622	$75,675	$3,570,360	$3,212,355	$590,296	$444,276	(5)

(1)	Credit spread on the underlying, together with the period of expiration, are indicators of payment/performance risk. For example, the firm is least likely to pay or otherwise be required to perform where the credit spread on the underlying is “0-250” basis points and the period of expiration is “0-5 Years.” The likelihood of payment or performance is generally greater as the credit spread on the underlying and period of expiration increase.

(2)	Includes a maximum payout/notional amount for written credit derivatives of $243.02 billion, $208.44 billion and $237.43 billion expiring within one year as of March 2009, November 2008 and December 2008, respectively.

(3)	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they hedge written credit derivatives with identical underlyings.

(4)	Comprised of purchased protection in excess of the amount of written protection on identical underlyings and purchased protection on other underlyings on which the firm has not written protection.

(5)	This liability excludes the effects of both netting under enforceable netting agreements and netting of cash collateral paid pursuant to credit support agreements. Including the effects of netting receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements, the firm’s net liability related to credit derivatives in the firm’s statement of financial condition as of March 2009, November 2008 and December 2008 was $26.57 billion, $33.76 billion and $31.10 billion, respectively. This net amount excludes the netting of cash collateral paid pursuant to credit support agreements. The decrease in this net liability from November 2008 to March 2009 reflected tightening credit spreads.

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

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of March 2009, November 2008 and December 2008, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $609.87 billion, $578.72 billion and $642.98 billion, respectively, of which the firm delivered or repledged $446.53 billion, $445.11 billion and $492.82 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Trading assets pledged to counterparties that have the right to deliver or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $26.60 billion, $26.31 billion and $42.00 billion as of March 2009, November 2008 and December 2008, respectively. Trading assets, pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $117.42 billion, $80.85 billion and $274.94 billion as of March 2009, November 2008 and December 2008, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $7.78 billion, $9.24 billion and $7.12 billion as of March 2009, November 2008 and December 2008, respectively.

In addition to repurchase agreements and securities lending agreements, the firm obtains secured funding through the use of other arrangements. Other secured financings include arrangements that are nonrecourse, that is, only the subsidiary that executed the arrangement or a subsidiary guaranteeing the arrangement is obligated to repay the financing. Other secured financings consist of liabilities related to the firm’s William Street program; consolidated VIEs; collateralized central bank financings and other transfers of financial assets that are accounted for as financings rather than sales under SFAS No. 140 (primarily pledged bank loans and mortgage whole loans); and other structured financing arrangements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other secured financings by maturity are set forth in the table below:

	As of
	March	November	December
	2009	2008	2008
	(in millions)
Other secured financings (short-term) (1)(2)	$24,945	$21,225	$20,632
Other secured financings (long-term):
2010	3,712	2,157	3,721
2011	3,181	4,578	3,741
2012	3,025	3,040	3,035
2013	1,875	1,377	1,784
2014	953	1,512	1,163
2015-thereafter	2,102	4,794	4,969

Total other secured financings (long-term) (3)(4)	14,848	17,458	18,413

Total other secured financings (5)(6)	$39,793	$38,683	$39,045

(1)	As of March 2009, November 2008 and December 2008, consists of U.S. dollar-denominated financings of $10.12 billion, $12.53 billion and $11.66 billion, respectively, with a weighted average interest rate of 1.10%, 2.98% and 2.65%, respectively, and non-U.S. dollar-denominated financings of $14.83 billion, $8.70 billion and $8.97 billion, respectively, with a weighted average interest rate of 0.35%, 0.95% and 0.76%, respectively, after giving effect to hedging activities. The weighted average interest rates as of March 2009, November 2008 and December 2008 excluded financial instruments accounted for at fair value under SFAS No. 159.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of March 2009, November 2008 and December 2008, consists of U.S. dollar-denominated financings of $8.32 billion, $9.55 billion and $9.39 billion, respectively, with a weighted average interest rate of 2.79%, 4.62% and 4.14%, respectively, and non-U.S. dollar-denominated financings of $6.53 billion, $7.91 billion and $9.02 billion, respectively, with a weighted average interest rate of 2.85%, 4.39% and 4.16%, respectively, after giving effect to hedging activities. The weighted average interest rates as of March 2009, November 2008 and December 2008 excluded financial instruments accounted for at fair value under SFAS No. 159.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	As of March 2009, November 2008 and December 2008, $33.92 billion, $31.54 billion and $33.04 billion, respectively, of these financings were collateralized by financial instruments and $5.87 billion, $7.14 billion and $6.00 billion, respectively, by other assets (primarily real estate and cash). Other secured financings include $10.74 billion, $13.74 billion and $14.22 billion of nonrecourse obligations as of March 2009, November 2008 and December 2008, respectively.

(6)	As of March 2009 and December 2008, other secured financings includes $26.84 billion and $23.08 billion, respectively, related to transfers of financial assets accounted for as financings rather than sales under SFAS No. 140. Such financings were collateralized by financial assets included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition of $27.76 billion and $25.46 billion as of March 2009 and December 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.	Securitization Activities and Variable Interest Entities

Securitization Activities

The firm securitizes commercial and residential mortgages, government and corporate bonds and other types of financial assets. The firm acts as underwriter of the beneficial interests that are sold to investors. The firm derecognizes financial assets transferred in securitizations, provided it has relinquished control over such assets. Transferred assets are accounted for at fair value prior to securitization. Net revenues related to these underwriting activities are recognized in connection with the sales of the underlying beneficial interests to investors.

The firm may have continuing involvement with transferred assets, including: retaining interests in securitized financial assets, primarily in the form of senior or subordinated securities; retaining servicing rights; and purchasing senior or subordinated securities in connection with secondary market-making activities. Retained interests and other interests related to the firm’s continuing involvement are accounted for at fair value and are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition. See Note 2 for additional information regarding fair value measurement.

The following table sets forth the amount of financial assets the firm securitized, as well as cash flows received on retained interests:

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)
Residential mortgages	$3,470	$1,520	$557
Commercial mortgages	—	—	—
Other financial assets	95	1,048 (1)	47

Total	$3,565	$2,568	$604

Cash flows received on retained interests	$94	$116	$26

(1)	Primarily in connection with collateralized loan obligations (CLOs).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth certain information related to the firm’s continuing involvement in securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement, as of March 2009 and December 2008 in accordance with FSP No. FAS 140-4 and FIN 46(R)-8. The outstanding principal amount set forth in the tables below is presented for the purpose of providing information about the size of the transferred assets in which the firm has continuing involvement, and is not representative of the firm’s risk of loss. For retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests.

	As of March 2009 (1)
	Outstanding	Fair value of	Fair value of
	principal	retained	purchased
	amount	interests	interests (2)
	(in millions)
Residential mortgage-backed	$33,161	$1,176 (4)	$41
Commercial mortgage-backed	10,337	244	45
Other asset-backed (3)	9,301	64	1

Total	$52,799	$1,484	$87

	As of December 2008 (1)
	Outstanding	Fair value of	Fair value of
	principal	retained	purchased
	amount	interests	interests (2)
	(in millions)
Residential mortgage-backed	$34,189	$927 (4)	$53
Commercial mortgage-backed	11,353	408	63
Other asset-backed (3)	11,599	209	10

Total	$57,141	$1,544	$126

(1)	As of March 2009 and December 2008, fair value of other continuing involvement excludes $494 million and $526 million, respectively, of purchased interests in securitization entities where the firm’s involvement was related to secondary market-making activities. Continuing involvement also excludes derivative contracts that are used by securitization entities to manage credit, interest rate or foreign exchange risk.

(2)	Comprised of senior and subordinated interests purchased in connection with secondary market-making activities in VIEs and QSPEs in which the firm also holds retained interests. In addition to these interests, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain VIEs for which the carrying value was a net liability of $71 million and $72 million as of March 2009 and December 2008, respectively. The notional amounts of these transactions are included in maximum exposure to loss in the nonconsolidated VIE table below.

(3)	Primarily consists of CDOs backed by corporate and mortgage obligations and CLOs. Outstanding principal amount and fair value of retained interests include $8.08 billion and $28 million, respectively, as of March 2009 and $10.21 billion and $57 million, respectively, as of December 2008 related to VIEs which are also included in the nonconsolidated VIE table below.

(4)	Primarily consists of retained interests in government agency QSPEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of March 2009		As of November 2008		As of December 2008
	Type of Retained Interests (1)		Type of Retained Interests (1)		Type of Retained Interests (1)
		Other		Other		Other
	Mortgage-	Asset-	Mortgage-	Asset-	Mortgage-	Asset-
	Backed	Backed (2)	Backed	Backed	Backed	Backed
	($ in millions)
Fair value of retained interests	$1,420	$64	$1,415	$367 (5)	$1,335	$209

Weighted average life (years)	4.6	3.6	6.0	5.1	5.2	4.5

Constant prepayment rate (3)	18.0%	N.M.	15.5%	4.5%	14.1%	3.9%
Impact of 10% adverse change (3)	$(8)	N.M.	$(14)	$(6)	$(12)	$—
Impact of 20% adverse change (3)	(18)	N.M.	(27)	(12)	(24)	(1)

Discount rate (4)	17.0%	N.M.	21.1%	29.2%	21.2%	24.3%
Impact of 10% adverse change	$(43)	N.M.	$(46)	$(25)	$(46)	$(18)
Impact of 20% adverse change	(82)	N.M.	(89)	(45)	(87)	(33)

(1)	Includes $1.46 billion, $1.53 billion and $1.49 billion as of March 2009, November 2008 and December 2008, respectively, held in QSPEs.

(2)	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of March 2009. The firm’s maximum exposure to adverse changes in the value of these interests is the firm’s carrying value of $64 million.

(3)	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

(4)	The majority of the firm’s mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of the firm’s retained interests, the expected credit loss assumptions are reflected within the discount rate.

(5)	Includes $192 million of retained interests related to transfers of securitized assets that were accounted for as secured financings rather than as sales under SFAS No. 140.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

As of March 2009, November 2008 and December 2008, the firm held mortgage servicing rights with a fair value of $139 million, $147 million and $153 million, respectively. These servicing assets represent the firm’s right to receive a future stream of cash flows, such as servicing fees, in excess of the firm’s obligation to service residential mortgages. The fair value of mortgage servicing rights will fluctuate in response to changes in certain economic variables, such as discount rates and loan prepayment rates. The firm estimates the fair value of mortgage servicing rights by using valuation models that incorporate these variables in quantifying anticipated cash flows related to servicing activities. Mortgage servicing rights are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and are classified within level 3 of the fair value hierarchy. The following table sets forth changes in the firm’s mortgage servicing rights, as well as servicing fees earned:

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)
Balance, beginning of period	$153	$93	$147
Purchases	—	212 (1)	—
Servicing assets that resulted from transfers of financial assets	—	3	—
Changes in fair value due to changes in valuation inputs and assumptions	(14)	(25)	6

Balance, end of period (2)	$139	$283	$153

Contractually specified servicing fees	$93	$65	$25

(1)	Primarily related to the acquisition of Litton Loan Servicing LP.

(2)	As of March 2009, the fair value was estimated using a weighted average discount rate of approximately 16% and a weighted average prepayment rate of approximately 28%. As of February 2008, the fair value was estimated using a weighted average discount rate of approximately 16% and a weighted average prepayment rate of approximately 27%. As of December 2008, the fair value was estimated using a weighted average discount rate of approximately 16% and a weighted average prepayment rate of approximately 21%.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm’s significant variable interests in VIEs include senior and subordinated debt interests in mortgage-backed and asset-backed securitization vehicles, CDOs and CLOs; loan commitments; limited and general partnership interests; preferred and common stock; interest rate, foreign currency, equity, commodity and credit derivatives; and guarantees. Subsequent to the adoption of FSP No. FAS 140-4 and FIN 46(R)-8 in December 2008, any variable interests in VIEs for which the firm acted as sponsor are included in the disclosures below, regardless of significance. As a result of this change, “Assets in VIE” in the below tables include approximately $30 billion as of both March 2009 and December 2008, related to retained and purchased interests which were previously considered insignificant because the firm’s exposure to these interests is de minimis. The increase in “Assets in VIE” from November 2008 due to this change in disclosure requirements had no impact on the firm’s risk of loss or exposure related to these instruments. The firm’s exposure to these VIEs is limited to the carrying values of these retained and purchased interests, which totaled approximately $68 million and $90 million as of March 2009 and December 2008, respectively.

The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities. In the tables set forth below, the maximum exposure to loss for purchased and retained interests and loans and investments is the carrying value of these interests. In certain instances, the firm provides guarantees, including derivative guarantees, to VIEs or holders of variable interests in VIEs. For these contracts, maximum exposure to loss set forth in the tables below is the notional amount of such guarantees, which does not represent anticipated losses and also has not been reduced by unrealized losses already recorded by the firm in connection with these guarantees. As a result, the maximum exposure to loss exceeds the firm’s liabilities related to VIEs.

The following tables set forth total assets in firm-sponsored nonconsolidated VIEs in which the firm holds variable interests and other nonconsolidated VIEs in which the firm holds significant variable interests, and the firm’s maximum exposure to loss excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests. For March 2009 and December 2008, in accordance with FSP No. FAS 140-4 and FIN 46(R)-8, the following tables also set forth the total assets and total liabilities included in the condensed consolidated statements of financial condition related to the firm’s significant interests in nonconsolidated VIEs. The firm has aggregated nonconsolidated VIEs based on principal business activity, as reflected in the first column. The nature of the firm’s variable interests can take different forms, as described in the columns under maximum exposure to loss.

	As of March 2009
		Carrying Value of
		the Firm’s
		Variable Interests		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
				Purchased	Commitments
	Assets			and Retained	and			Loans and
	in VIE	Assets	Liabilities	Interests	Guarantees	Derivatives		Investments	Total
				(in millions)
Mortgage CDOs (2)	$35,003	$95	$35	$95	$—	$4,655	(7)	$—	$4,750
Corporate CDOs and CLOs (2)	21,842	196	769	196	—	3,140	(8)	—	3,336
Real estate, credit-related and other investing (3)	26,679	3,104	153	—	367	—		2,970	3,337
Other asset-backed (2)	307	4	45	—	—	307		—	307
Power-related (4)	647	224	3	—	37	—		224	261
Principal-protected notes (5)	2,532	33	1,413	—	—	2,749		—	2,749

Total	$87,010	$3,656	$2,418	$291	$404 (6)	$10,851	(6)	$3,194	$14,740

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of November 2008
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	Assets	and Retained	and			Loans and
	in VIE	Interests	Guarantees	Derivatives		Investments	Total
		(in millions)
Mortgage CDOs	$13,061	$242	$—	$5,616	(7)	$—	$5,858
Corporate CDOs and CLOs	8,584	161	—	918	(8)	—	1,079
Real estate, credit-related and other investing (3)	26,898	—	143	—		3,223	3,366
Municipal bond securitizations	111	—	111	—		—	111
Other asset-backed	4,355	—	—	1,084		—	1,084
Power-related	844	—	37	—		213	250
Principal-protected notes (5)	4,516	—	—	4,353		—	4,353

Total	$58,369	$403	$291	$11,971		$3,436	$16,101

	As of December 2008
		Carrying Value of
		the Firm’s
		Variable Interests		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
				Purchased	Commitments
	Assets			and Retained	and			Loans and
	in VIE	Assets	Liabilities	Interests	Guarantees	Derivatives		Investments	Total
				(in millions)
Mortgage CDOs (2)	$37,266	$98	$78	$98	$—	$5,022	(7)	$—	$5,120
Corporate CDOs and CLOs (2)	20,987	270	928	270	—	2,365	(8)	—	2,635
Real estate, credit-related and other investing (3)	27,946	3,139	186	—	300	—		3,075	3,375
Municipal bond securitizations	69	—	—	—	69	—		—	69
Other asset-backed (2)	325	4	58	—	—	325		—	325
Power-related (4)	663	211	3	—	37	—		211	248
Principal-protected notes (5)	3,993	95	1,047	—	—	4,689		—	4,689

Total	$91,249	$3,817	$2,300	$368	$406 (6)	$12,401	(6)	$3,286	$16,461

(1)	Such amounts do not represent the anticipated losses in connection with these transactions as they exclude the effect of offsetting financial instruments that are held to mitigate these risks.

(2)	These VIEs are generally financed through the issuance of debt instruments collateralized by assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Trading liabilities, at fair value,” respectively, in the condensed consolidated statements of financial condition.

(3)	The firm obtains interests in these VIEs in connection with making investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities. These VIEs are generally financed through the issuance of debt and equity instruments which are either collateralized by or indexed to assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statements of financial condition.

(4)	Assets and liabilities held by the firm related to these VIEs are included in “Other assets” and “Trading liabilities, at fair value” in the condensed consolidated statements of financial condition.

(5)	Consists of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing. Assets related to these VIEs are included in “Trading assets, at fair value” and liabilities related to these VIEs are included in “Other secured financings,” “Unsecured short-term borrowings” or “Unsecured long-term borrowings” in the condensed consolidated statements of financial condition. Assets in VIE, carrying value of liabilities and maximum exposure to loss exclude $3.55 billion and $3.17 billion as of March 2009 and December 2008, respectively, associated with guarantees related to the firm’s performance under borrowings from the VIE, which are recorded as liabilities in the condensed consolidated statements of financial condition. Substantially all of the liabilities included in the table above relate to additional borrowings from the VIE associated with principal protected notes guaranteed by the firm.

(6)	The aggregate amounts include $4.84 billion and $5.13 billion as of March 2009 and December 2008, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

(7)	Primarily consists of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(8)	Primarily consists of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the firm’s total assets excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with its variable interests in consolidated VIEs. The following table excludes VIEs in which the firm holds a majority voting interest unless the activities of the VIE are primarily related to securitization, asset-backed financings or single-lessee leasing arrangements. For March 2009 and December 2008, in accordance with FSP No. FAS 140-4 and FIN 46(R)-8, the following table also sets forth the total liabilities included in the condensed consolidated statements of financial condition related to the firm’s consolidated VIEs. The firm has aggregated consolidated VIEs based on principal business activity, as reflected in the first column.

	As of
	March 2009			November 2008	December 2008
	VIE	VIE		VIE	VIE	VIE
	Assets (1)	Liabilities (1)		Assets (1)	Assets (1)	Liabilities (1)
	(in millions)
Real estate, credit-related and other investing	$1,362	$1,141	(2)	$1,560	$1,531	$1,261	(2)
Municipal bond securitizations	847	1,127	(3)	985	928	1,285	(3)
CDOs, mortgage-backed and other asset-backed	120	41	(4)	32	121	59	(4)
Foreign exchange and commodities	435	440	(5)	652	559	514	(5)
Principal-protected notes	203	203	(6)	215	235	235	(6)

Total	$2,967	$2,952		$3,444	$3,374	$3,354

(1)	Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a nonrecourse basis. Substantially all VIE assets are included in “Trading assets, at fair value” and “Cash and cash equivalents” in the condensed consolidated statements of financial condition.

(2)	These VIE liabilities, which are collateralized by the related VIE assets, are included in “Other secured financings” in the condensed consolidated statements of financial condition and generally do not provide for recourse to the general credit of the firm.

(3)	These VIE liabilities, which are collateralized by the related VIE assets, are included in “Other secured financings” in the condensed consolidated statements of financial condition.

(4)	These VIE liabilities are included in “Other liabilities and accrued expenses” in the condensed consolidated statements of financial condition and generally do not provide for recourse to the general credit of the firm.

(5)	These VIE liabilities are primarily included in “Trading liabilities, at fair value” on the condensed consolidated statements of financial condition.

(6)	These VIE liabilities are included in “Unsecured short-term borrowings” on the condensed consolidated statements of financial condition.

The firm did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of March 2009, November 2008 or December 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Deposits

The following table sets forth deposits as of March 2009, November 2008 and December 2008:

	As of
	March	November	December
	2009	2008	2008
	(in millions)
U.S. offices (1)	$38,892	$23,018	$27,430
Non-U.S. offices (2)	5,612	4,625	4,700

Total	$44,504	$27,643	$32,130

(1)	Substantially all U.S. deposits were interest-bearing and were held at GS Bank USA.

(2)	Substantially all non-U.S. deposits were interest-bearing and held at Goldman Sachs Bank (Europe) PLC (GS Bank Europe).

Included in the above table are time deposits of $14.50 billion, $8.49 billion and $11.41 billion as of March 2009, November 2008 and December 2008, respectively. The following table sets forth the maturities of time deposits as of March 2009:

	As of March 2009
	U.S.	Non-U.S.	Total
	(in millions)
2009	$5,567	$591	$6,158
2010	1,490	3	1,493
2011	1,523	—	1,523
2012	818	—	818
2013	1,827	37	1,864
2014-thereafter	2,640	—	2,640

Total	$13,865	$631	$14,496

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.	Short-Term Borrowings

As of March 2009, November 2008 and December 2008, short-term borrowings were $69.55 billion, $73.89 billion and $74.72 billion, respectively, comprised of $24.95 billion, $21.23 billion and $20.63 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $44.60 billion, $52.66 billion and $54.09 billion, respectively, of unsecured short-term borrowings. See Note 3 for information on other secured financings.

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

Unsecured short-term borrowings are set forth below:

	As of
	March	November	December
	2009	2008	2008
	(in millions)
Current portion of unsecured long-term borrowings	$20,479	$26,281	$24,274
Hybrid financial instruments	9,329	12,086	11,133
Promissory notes (1)	8,006	6,944	10,290
Commercial paper (2)	320	1,125	1,069
Other short-term borrowings (3)	6,462	6,222	7,327

Total (4)	$44,596	$52,658	$54,093

(1)	Includes $7.99 billion, $3.42 billion and $8.41 billion as of March 2009, November 2008 and December 2008, respectively, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(2)	Includes $0, $751 million and $540 million as of March 2009, November 2008 and December 2008, respectively, guaranteed by the FDIC under the TLGP.

(3)	Includes $1.11 billion as of both March 2009 and December 2008 and $0 as of November 2008 guaranteed by the FDIC under the TLGP.

(4)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 2.14%, 3.37% and 2.75% as of March 2009, November 2008 and December 2008, respectively, and excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.	Long-Term Borrowings

As of March 2009, November 2008 and December 2008, long-term borrowings were $203.38 billion, $185.68 billion and $203.97 billion, respectively, comprised of $14.85 billion, $17.46 billion and $18.41 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $188.53 billion, $168.22 billion and $185.56 billion, respectively, of unsecured long-term borrowings. See Note 3 for information regarding other secured financings.

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings.

Unsecured long-term borrowings are set forth below:

	As of
	March	November	December
	2009	2008	2008
	(in millions)
Fixed rate obligations (1)	$118,664	$103,825	$117,335
Floating rate obligations (2)	69,870	64,395	68,229

Total (3)	$188,534	$168,220	$185,564

(1)	As of March 2009, November 2008 and December 2008, $82.25 billion, $70.08 billion and $78.45 billion, respectively, of the firm’s fixed rate debt obligations were denominated in U.S. dollars and interest rates ranged from 1.63% to 10.04%, from 3.87% to 10.04% and from 3.25% to 10.04%, respectively. As of March 2009, November 2008 and December 2008, $36.41 billion, $33.75 billion and $38.89 billion, respectively, of the firm’s fixed rate debt obligations were denominated in non-U.S. dollars and interest rates ranged from 0.67% to 7.45%, from 0.67% to 8.88% and from 0.67% to 8.88%, respectively.

(2)	As of March 2009, November 2008 and December 2008, $37.10 billion, $32.41 billion and $33.11 billion, respectively, of the firm’s floating rate debt obligations were denominated in U.S. dollars. As of March 2009, November 2008 and December 2008, $32.77 billion, $31.99 billion and $35.12 billion, respectively, of the firm’s floating rate debt obligations were denominated in non-U.S. dollars. Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $20.74 billion, $0 and $9.19 billion as of March 2009, November 2008 and December 2008, respectively, guaranteed by the FDIC under the TLGP.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Unsecured long-term borrowings by maturity date are set forth below (in millions):

As of
March 2009
2010	$11,776
2011	22,427
2012	25,071
2013	22,481
2014	15,480
2015-thereafter	91,299

Total (1)(2)	$188,534

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

The firm enters into derivative contracts to effectively convert a substantial portion of its unsecured long-term borrowings which are not accounted for at fair value into floating rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of March 2009, November 2008 and December 2008. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to the widening of the firm’s own credit spreads was a reduction in the fair value of total unsecured long-term borrowings of approximately 6%, 9% and 8% as of March 2009, November 2008 and December 2008, respectively.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	March 2009		November 2008		December 2008
	Amount	Rate	Amount	Rate	Amount	Rate
	($ in millions)
Fixed rate obligations	$3,866	5.17%	$4,015	4.97%	$4,044	4.97%
Floating rate obligations (1)	184,668	1.41	164,205	2.66	181,520	2.64

Total (2)	$188,534	1.50	$168,220	2.73	$185,564	2.70

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of March 2009, November 2008 and December 2008 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Subordinated Borrowings

Unsecured long-term borrowings included subordinated borrowings with outstanding principal amounts of $18.77 billion, $19.26 billion and $19.21 billion as of March 2009, November 2008 and December 2008, respectively, as set forth below.

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

Subordinated Debt.  As of March 2009, the firm had $13.68 billion of other subordinated debt outstanding with maturities ranging from fiscal 2010 to 2038. The effective weighted average interest rate on this debt was 0.88%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2008, the firm had $14.17 billion of other subordinated debt outstanding with maturities ranging from fiscal 2009 to 2038. The effective weighted average interest rate on this debt was 1.99%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of December 2008, the firm had $14.12 billion of other subordinated debt outstanding with maturities ranging from fiscal 2010 to 2038. The effective weighted average interest rate on this debt was 1.72%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. This debt is junior in right of payment to all of the firm’s senior indebtedness.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes the firm’s commitments as of March 2009, November 2008 and December 2008:

	Commitment Amount by Fiscal Period
	of Expiration as of March 2009				Total Commitments as of
	Remainder	2010-	2012-	2014-	March	November	December
	of 2009	2011	2013	Thereafter	2009	2008	2008
	(in millions)
Commitments to extend credit (1)
Commercial lending:
Investment-grade	$1,205	$4,647	$1,483	$75	$7,410	$8,007	$9,481
Non-investment-grade (2)	1,212	1,833	4,090	368	7,503	9,318	9,144
William Street program	3,185	8,151	11,278	415	23,029	22,610	23,028
Warehouse financing	254	129	—	—	383	1,101	702

Total commitments to extend credit	5,856	14,760	16,851	858	38,325	41,036	42,355
Forward starting resale and securities borrowing agreements	35,154	138	—	—	35,292	61,455	50,450
Forward starting repurchase and securities lending agreements	5,248	—	—	—	5,248	6,948	10,671
Underwriting commitments	4,460	—	—	—	4,460	241	446
Letters of credit (3)	3,854	285	177	1	4,317	7,251	6,446
Investment commitments (4)	4,181	9,235	109	942	14,467	14,266	14,637
Construction-related commitments (5)	419	37	—	—	456	483	570
Other	168	85	24	24	301	260	297

Total commitments	$59,340	$24,540	$17,161	$1,825	$102,866	$131,940	$125,872

(1)	Commitments to extend credit are presented net of amounts syndicated to third parties.

(2)	Included within non-investment-grade commitments as of March 2009, November 2008 and December 2008 were $1.45 billion, $2.07 billion and $2.17 billion, respectively, of exposure to leveraged lending capital market transactions; $135 million, $164 million and $126 million, respectively, related to commercial real estate transactions; and $5.91 billion, $7.09 billion and $6.84 billion, respectively, arising from other unfunded credit facilities. Including funded loans, the firm’s total exposure to leveraged lending capital market transactions was $6.26 billion, $7.97 billion and $7.98 billion as of March 2009, November 2008 and December 2008, respectively.

(3)	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

(4)	Consists of the firm’s commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages in connection with its merchant banking and other investing activities, including $12.62 billion, $12.25 billion and $12.68 billion as of March 2009, November 2008 and December 2008, respectively, of commitments to invest in funds managed by the firm.

(5)	Includes commitments of $404 million, $388 million and $490 million as of March 2009, November 2008 and December 2008, respectively, related to the firm’s new headquarters in New York City, which is expected to cost between $2.1 billion and $2.3 billion. The firm has partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

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

•	Commercial lending commitments. The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm may syndicate all or substantial portions of these commitments in the future, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, and also by William Street Credit Corporation, GS Bank USA or Goldman Sachs Credit Partners L.P. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of GS Bank USA. The assets and liabilities of Commitment Corp. and Funding Corp. are legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection has been provided as of March 2009, November 2008 and December 2008. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of commercial mortgages as of March 2009, November 2008 and December 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below (in millions):

Minimum rental payments
Remainder of 2009	$374
2010	449
2011	332
2012	269
2013	249
2014-thereafter	1,637

Total	$3,310

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $5.54 billion, $6.13 billion and $6.16 billion of contract holder account balances as of March 2009, November 2008 and December 2008, respectively, for such benefits. The weighted average attained age of these contract holders was 68 years, 68 years and 68 years as of March 2009, November 2008 and December 2008, respectively. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $3.22 billion, $2.96 billion and $2.83 billion as of March 2009, November 2008 and December 2008, respectively. See Note 12 for more information on the firm’s insurance liabilities.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of March 2009, November 2008 and December 2008. Derivative contracts set forth below include written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. See Note 3 for information regarding credit derivative contracts that meet the definition of a guarantee, which are not included below.

		Maximum Payout/
		Notional Amount by Period of Expiration (1)
	Carrying		2010-	2012-	2014-
	Value	2009	2011	2013	Thereafter	Total
	(in millions)
As of March 2009
Derivatives (2)	$9,893	$70,132	$78,393	$43,528	$76,467	$268,520
Securities lending indemnifications (3)	—	17,081	—	—	—	17,081
Other financial guarantees	225	235	345	474	436	1,490

As of November 2008
Derivatives (2)	$17,462	$114,863	$73,224	$30,312	$90,643	$309,042
Securities lending indemnifications (3)	—	19,306	—	—	—	19,306
Other financial guarantees	235	203	477	458	238	1,376

As of December 2008
Derivatives (2)	$16,864	$103,572	$79,724	$33,400	$89,224	$305,920
Securities lending indemnifications (3)	—	17,269	—	—	—	17,269
Other financial guarantees	246	169	508	495	248	1,420

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	Because derivative contracts are accounted for at fair value, carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash paid pursuant to credit support agreements. These derivative contracts are risk managed together with derivative contracts that are not considered guarantees under FIN 45 and, therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $17.64 billion, $19.95 billion and $17.79 billion as of March 2009, November 2008 and December 2008, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities on loan from the borrower, there is minimal performance risk associated with these guarantees.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of March 2009, November 2008 and December 2008.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of March 2009, November 2008 and December 2008.

Group Inc. has guaranteed the payment obligations of Goldman, Sachs & Co. (GS&Co.), GS Bank USA and GS Bank Europe, subject to certain exceptions. In November 2008, the firm contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets. In addition, Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. Group Inc. is unable to develop an estimate of the maximum payout under its subsidiary guarantees; however, because these guaranteed obligations are also obligations of consolidated subsidiaries included in the tables above, Group Inc.’s liabilities as guarantor are not separately disclosed.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.	Shareholders’ Equity

Common and Preferred Equity

On April 13, 2009, the Board declared a dividend of $0.35 per common share to be paid on June 25, 2009 to common shareholders of record on May 26, 2009. On December 15, 2008, the Board declared a dividend of $0.4666666 per common share to be paid on March 26, 2009 to common shareholders of record on February 24, 2009. The dividend of $0.4666666 per common share is reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

To satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 11.1 million of restricted stock units with a total value of $847 million in the three months ended March 2009. There were no restricted stock unit cancellations for the one month ended December 2008.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital positions (i.e., comparisons of the firm’s desired level of capital to its actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock, in each case subject to the limit imposed under the U.S. Department of the Treasury’s (U.S. Treasury) TARP Capital Purchase Program. See below for information regarding current restrictions on the firm’s ability to repurchase common stock.

As of March 2009, the firm had 10.2 million shares of perpetual preferred stock issued and outstanding as set forth in the following table:

						Redemption
	Dividend	Shares	Shares		Earliest	Value
Series	Preference	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)
A	Non-cumulative	30,000	50,000	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750

B	Non-cumulative	32,000	50,000	6.20% per annum	October 31, 2010	800

C	Non-cumulative	8,000	25,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200

D	Non-cumulative	54,000	60,000	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350

G	Cumulative	50,000	50,000	10.00% per annum	Date of issuance	5,500

H	Cumulative	10,000,000	10,000,000	5.00% per annum through November 14, 2013 and 9.00% per annum thereafter	Date of issuance	10,000

		10,174,000	10,235,000			$18,600

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Each share of Series G Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $100,000 and is redeemable at the firm’s option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $110,000 plus accrued and unpaid dividends. In connection with the issuance of the Series G Preferred Stock, the firm issued a five-year warrant to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share. The warrant is exercisable at any time until October 1, 2013 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events.

Each share of Series H Preferred Stock, which was issued and is outstanding under the U.S. Treasury’s TARP Capital Purchase Program, has a par value of $0.01, has a liquidation preference of $1,000 and is redeemable at the firm’s option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $1,000 plus accrued and unpaid dividends, provided that through November 14, 2011 the Series H Preferred Stock is redeemable only in an amount up to the aggregate net cash proceeds received from sales of Tier 1 qualifying perpetual preferred stock or common stock, and only once such sales have resulted in aggregate gross proceeds of at least $2.5 billion. Pursuant to the American Recovery and Reinvestment Act of 2009, enacted in February 2009, the U.S. Treasury, after consultation with the Federal Reserve Board, may permit the firm to repurchase some or all of the Series H Preferred Stock at a repurchase price per share equal to $1,000 per share plus accrued and unpaid dividends, even if the conditions for redemption have not been met. In connection with the issuance of the Series H Preferred Stock, the firm issued a 10-year warrant to the U.S. Treasury to purchase up to 12.2 million shares of common stock at an exercise price of $122.90 per share. The warrant is exercisable at any time until October 28, 2018 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events.

All series of preferred stock are pari passu and have a preference over the firm’s common stock upon liquidation. Dividends on each series of preferred stock, if declared, are payable quarterly in arrears. The firm’s ability to declare or pay dividends on, or purchase, redeem or otherwise acquire, its common stock is subject to certain restrictions in the event that the firm fails to pay or set aside full dividends on the preferred stock for the latest completed dividend period. In addition, pursuant to the U.S. Treasury’s TARP Capital Purchase Program, until the earliest of October 28, 2011, the redemption or repurchase of all of the Series H Preferred Stock or transfer by the U.S. Treasury of all of the Series H Preferred Stock to third parties, the firm must obtain the consent of the U.S. Treasury to raise the firm’s common stock dividend or to repurchase any shares of common stock or other preferred stock, with certain exceptions (including repurchases of shares of common stock under the firm’s share repurchase program to offset dilution from equity-based compensation). For as long as the Series H Preferred Stock remains outstanding, due to the limitations pursuant to the U.S. Treasury’s TARP Capital Purchase Program, the firm expects to repurchase shares of common stock through its share repurchase program only for the purpose of offsetting dilution from equity-based compensation, to the extent permitted, or to facilitate customer transactions in the ordinary course of business.

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

On April 13, 2009, the Board declared dividends of $234.38, $387.50, $250.00 and $250.00 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, to be paid on May 11, 2009 to preferred shareholders of record on April 26, 2009. In addition, the Board declared dividends of $2,500 per share of Series G Preferred Stock to be paid on May 11, 2009 to preferred shareholders of record on April 25, 2009 and dividends of $12.50 per share of Series H Preferred Stock to be paid on May 15, 2009 to preferred shareholders of record on April 30, 2009.

On December 17, 2008, the firm granted 20.6 million restricted stock units and 36.0 million stock options to its employees. The restricted stock units and options require future service and are subject to additional vesting conditions as outlined in the award agreements. Generally shares underlying RSUs are delivered and stock options become exercisable shortly after vesting, but are subject to certain transfer restrictions.

Other Comprehensive Income

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	March	November	December
	2009	2008	2008
	(in millions)
Adjustment from adoption of SFAS No. 158, net of tax	$(194)	$(194)	$(194)
Currency translation adjustment, net of tax	(37)	(30)	(62)
Pension and postretirement liability adjustment, net of tax	(97)	69	(106)
Net unrealized gains/(losses) on available-for-sale securities, net of tax (1)	(29)	(47)	(10)

Total accumulated other comprehensive income/(loss), net of tax	$(357)	$(202)	$(372)

(1)	Consists of net unrealized losses of $36 million, $55 million and $19 million on available-for-sale securities held by the firm’s insurance subsidiaries as of March 2009, November 2008 and December 2008, respectively and net unrealized gains of $7 million, $8 million and $9 million on available-for-sale securities held by investees accounted for under the equity method as of March 2009, November 2008 and December 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions, except per share amounts)
Numerator for basic and diluted EPS — net earnings/(loss) applicable to common shareholders	$1,659	$1,467	$(1,028)

Denominator for basic EPS — weighted average number of common shares	477.4	432.8	485.5
Effect of dilutive securities (1)
Restricted stock units	9.3	8.6	—
Stock options	2.5	12.1	—

Dilutive potential common shares	11.8	20.7	—

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	489.2	453.5	485.5

Basic EPS	$3.48	$3.39	$(2.15	) (2)
Diluted EPS	3.39	3.23	(2.15	) (2)

(1)	The diluted EPS computations do not include the antidilutive effect of restricted stock units (RSUs), stock options and warrants as follows:

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	92.7	7.5	157.2

(2)	In June 2008, the FASB issued FSP No. EITF 03-6-1, effective for fiscal years beginning after December 15, 2008. The FSP required unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents to be treated as a separate class of securities in calculating earnings per share. There was no impact of adoption of FSP No. EITF 03-6-1 to earnings per common share for the three months ended March 2009. The impact for the one month ended December 2008 was a loss per common share of $0.03. Prior periods have not been restated due to immateriality.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	March	November	December
	2009	2008	2008
	(in millions)

Investment Banking
Underwriting	$125	$125	$125
Trading and Principal Investments
FICC	248	247	250
Equities (1)	2,389	2,389	2,389
Principal Investments	84	80	80
Asset Management and Securities Services
Asset Management (2)	565	565	565
Securities Services	117	117	117

Total	$3,528	$3,523	$3,526

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		March	November	December
		2009	2008	2008
		(in millions)

Customer lists (1)	Gross carrying amount	$1,116	$1,160	$1,138
	Accumulated amortization	(421)	(436)	(426)

	Net carrying amount	$695	$724	$712

New York Stock	Gross carrying amount	$714	$714	$714
Exchange (NYSE)	Accumulated amortization	(265)	(252)	(255)

DMM rights	Net carrying amount	$449	$462	$459

Insurance-related	Gross carrying amount	$459	$448	$451
assets (2)	Accumulated amortization	(188)	(145)	(180)

	Net carrying amount	$271	$303	$271

Exchange-traded	Gross carrying amount	$138	$138	$138
fund (ETF) lead	Accumulated amortization	(45)	(43)	(43)

market maker rights	Net carrying amount	$93	$95	$95

Other (3)	Gross carrying amount	$191	$178	$169
	Accumulated amortization	(89)	(85)	(86)

	Net carrying amount	$102	$93	$83

Total	Gross carrying amount	$2,618	$2,638	$2,610
	Accumulated amortization	(1,008)	(961)	(990)

	Net carrying amount	$1,610	$1,677	$1,620

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of VOBA and DAC. VOBA represents the present value of estimated future gross profits of acquired variable annuity and life insurance businesses. DAC results from commissions paid by the firm to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with the firm and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The weighted average remaining amortization period for VOBA and DAC is seven years as of March 2009.

(3)	Primarily includes marketing-related assets and other contractual rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives. The weighted average remaining life of the firm’s identifiable intangibles is approximately 11 years.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The estimated future amortization for existing identifiable intangible assets through 2014 is set forth below (in millions):

Remainder of 2009	$126
2010	153
2011	150
2012	142
2013	131
2014	127

Note 12.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, non-financial assets. The following table sets forth the firm’s other assets by type:

	As of
	March	November	December
	2009	2008	2008
	(in millions)
Property, leasehold improvements and equipment (1)	$10,895	$10,793	$12,589
Goodwill and identifiable intangible assets (2)	5,138	5,200	5,146
Income tax-related assets	7,784	8,359	9,391
Equity-method investments (3)	1,346	1,454	1,442
Miscellaneous receivables and other	3,647	4,632	3,139

Total	$28,810	$30,438	$31,707

(1)	Net of accumulated depreciation and amortization of $6.84 billion, $6.55 billion and $6.62 billion as of March 2009, November 2008 and December 2008, respectively.

(2)	See Note 11 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments of $3.16 billion, $3.45 billion and $3.45 billion accounted for at fair value under SFAS No. 159 as of March 2009, November 2008 and December 2008, respectively, which are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	March	November	December
	2009	2008	2008
	(in millions)
Compensation and benefits	$5,369	$4,646	$4,968
Insurance-related liabilities (1)	10,020	9,673	9,006
Noncontrolling interests (2)	1,074	1,127	1,102
Income tax-related liabilities	3,045	2,865	3,119
Employee interests in consolidated funds	525	517	514
Accrued expenses and other payables	4,716	4,388	5,877

Total	$24,749	$23,216	$24,586

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	March	November	December
	2009	2008	2008
	(in millions)

Separate account liabilities	$3,527	$3,628	$3,563
Liabilities for future benefits and unpaid claims	5,241	4,778	4,163
Contract holder account balances	872	899	908
Reserves for guaranteed minimum death and income benefits	380	368	372

Total insurance-related liabilities	$10,020	$9,673	$9,006

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.37 billion, $1.30 billion and $1.30 billion as of March 2009, November 2008 and December 2008, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $1.29 billion, $1.20 billion and $1.20 billion as of March 2009, November 2008 and December 2008, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders. Liabilities for future benefits and unpaid claims include $1.92 billion, $978 million and $1.40 billion carried at fair value under SFAS No. 159 as of March 2009, November 2008 and December 2008, respectively.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are computed in accordance with AICPA SOP 03-1 and are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $733 million, $784 million and $784 million related to consolidated investment funds as of March 2009, November 2008 and December 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $593 million, $990 million and $206 million for the three months ended March 2009 and February 2008 and one month ended December 2008, respectively. As of March 2009, November 2008 and December 2008, the fees receivable from these funds were $963 million, $861 million and $908 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $12.01 billion, $14.45 billion and $13.57 billion as of March 2009, November 2008 and December 2008, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 8 for the firm’s commitments related to these funds.

Note 14.	Income Taxes

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. The firm does not expect unrecognized tax benefits to change significantly during the twelve months subsequent to March 2009.

Below is a table of the earliest tax years that remain subject to examination by major jurisdiction:

Earliest
Tax Year
Subject to
Jurisdiction	Examination
U.S. Federal	2005 (1)
New York State and City	2004 (2)
United Kingdom	2005
Japan	2005
Hong Kong	2003
Korea	2003

(1)	IRS examination of fiscal 2005, 2006 and 2007 began during 2008.

(2)	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 15.	Regulation and Capital Adequacy

The Federal Reserve Board is the primary U.S. regulator of Group Inc. As a bank holding company, the firm is subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. The firm’s bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements. Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action (PCA) that is applicable to GS Bank USA, the firm and its bank depository institution subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. The firm and its bank depository institution subsidiaries’ capital levels, as well as GS Bank USA’s PCA classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Many of the firm’s subsidiaries, including GS&Co. and the firm’s other broker-dealer subsidiaries, are subject to separate regulation and capital requirements as described below.

The firm continues to disclose its capital ratios in accordance with the capital guidelines applicable to it before it became a bank holding company in September 2008, when the firm was regulated by the SEC as a Consolidated Supervised Entity (CSE). These guidelines were generally consistent with those set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). Subsequent to becoming a bank holding company, the firm no longer reports the CSE capital ratios to the SEC and the CSE program has been discontinued.

Beginning with the first quarter of 2009, the firm is also reporting its estimated capital ratios in accordance with the regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). These ratios are used by the Federal Reserve Board and other U.S. Federal banking agencies in the supervisory review process, including the assessment of the firm’s capital adequacy.

The following table sets forth information regarding Group Inc.’s capital ratios as of March 2009, November 2008 and December 2008 calculated in the same manner (generally consistent with Basel II) as when the firm was regulated by the SEC as a CSE:

	As of
	March	November	December
	2009	2008	2008
	($ in millions)
Tier 1 Capital	$61,632	$62,637	$61,630
Total Allowable Capital	75,054	75,650	75,246
Risk-Weighted Assets	384,652	400,376	423,170
Tier 1 Capital Ratio	16.0%	15.6%	14.6%
Total Capital Ratio	19.5%	18.9%	17.8%

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth information regarding Group Inc.’s estimated capital ratios as of March 2009 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on Basel I. The calculation of these estimated ratios includes certain market risk measures that are under review by the Federal Reserve Board, as part of Group Inc.’s transition to bank holding company status. The calculation of these estimated ratios has not been reviewed with the Federal Reserve Board and, accordingly, these ratios may be revised in subsequent filings.

As of
March 2009
($ in millions)
Tier 1 Capital	$56,682
Tier 2 Capital	13,422
Total Capital	70,104
Risk-Weighted Assets	415,112
Tier 1 Capital Ratio	13.7%
Total Capital Ratio	16.9%
Tier 1 Leverage Ratio	5.9%

The firm’s estimated Tier 1 leverage ratio is defined as Tier 1 capital under Basel I divided by adjusted average total assets (which includes adjustments for disallowed goodwill and certain intangible assets).

Federal Reserve Board regulations require bank holding companies to maintain a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. The required minimum Tier 1 capital ratio and total capital ratio in order to be considered a “well capitalized” bank holding company under the Federal Reserve Board guidelines are 6% and 10%, respectively. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s capital measure for market risk. Other bank holding companies must have a minimum Tier 1 leverage ratio of 4%.

GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department (NYSBD) and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel I, as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. In order to be considered a “well capitalized” depository institution under the Federal Reserve Board guidelines, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. In November 2008, the firm contributed subsidiaries into GS Bank USA. In connection with this contribution, GS Bank USA agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth information regarding GS Bank USA’s capital ratios under Basel I, as implemented by the Federal Reserve Board, as of March 2009 and December 2008.

	As of
	March	December
	2009	2008
Tier 1 Capital Ratio	10.8%	8.7%
Total Capital Ratio	14.5%	12.0%
Tier 1 Leverage Ratio	9.1%	8.0	% (1)

(1)	Calculated using adjusted average total assets for the one-month period ended December 2008.

As agreed with the Federal Reserve Board in February 2009, GS Bank USA amended the methodology for calculating aspects of its Tier 1 capital and total capital ratios. This methodology change has been incorporated into the calculation of GS Bank USA’s March 2009 and December 2008 Tier 1 capital and total capital ratios.

GS Bank USA is currently working to implement the Basel II framework. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to transition to Basel II over the next several years.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $24.13 billion, $94 million and $10.16 billion as of March 2009, November 2008 and December 2008, respectively, which exceeded required reserve amounts by $23.87 billion, $6 million and $10.10 billion as of March 2009, November 2008 and December 2008, respectively. GS Bank Europe, a wholly owned credit institution, is regulated by the Irish Financial Services Regulatory Authority and is subject to minimum capital requirements. As of March 2009, November 2008 and December 2008, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

Transactions between GS Bank USA and its subsidiaries and Group Inc. and its subsidiaries and affiliates (other than, generally, subsidiaries of GS Bank USA) are regulated by the Federal Reserve Board. These regulations generally limit the types and amounts of transactions (including loans to and borrowings from GS Bank USA) that may take place and generally require those transactions to be on an arms-length basis.

The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of March 2009, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $14.46 billion, which exceeded the amount required by $12.48 billion. As of March 2009, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $2.01 billion, which exceeded the amount required by $1.94 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of March 2009, November 2008 and December 2008, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the Bermuda Monetary Authority and by Lloyd’s (which is, in turn, regulated by the U.K.’s Financial Services Authority (FSA)). The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of March 2009, November 2008 and December 2008.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of March 2009, November 2008 and December 2008, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 2009, November 2008 and December 2008, these subsidiaries were in compliance with their local capital adequacy requirements.

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the NYSBD have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization. As of March 2009, GS Bank USA could have declared dividends of $833 million to Group Inc. without regulatory approval. As of November 2008 and December 2008, GS Bank USA would not have been able to declare dividends to Group Inc. without regulatory approval.

Note 16.	Business Segments

In reporting to management, the firm’s operating results are categorized into the following three business segments: Investment Banking, Trading and Principal Investments, and Asset Management and Securities Services. See Note 18 to the consolidated financial statements in Part II, Item 8 of the firm’s Annual Report on Form 10-K for the fiscal year ended November 2008 for a discussion of the basis of presentation for the firm’s business segments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months	Three Months	One Month
		Ended March	Ended February	Ended December
		2009	2008	2008
		(in millions)

Investment	Net revenues	$823	$1,172	$135
Banking	Operating expenses	705	940	169

	Pre-tax earnings/(loss)	$118	$232	$(34)

	Segment assets	$1,479	$7,466	$1,491

Trading and	Net revenues	$7,150	$5,124	$(507)
Principal	Operating expenses	4,873	3,743	875

Investments	Pre-tax earnings/(loss)	$2,277	$1,381	$(1,382)

	Segment assets	$706,647	$809,059	$871,323

Asset Management	Net revenues	$1,452	$2,039	$555
and Securities	Operating expenses	1,205	1,493	329

Services	Pre-tax earnings	$247	$546	$226

	Segment assets	$217,164	$372,481	$239,411

Total	Net revenues (1)(2)	$9,425	$8,335	$183
	Operating expenses (3)	6,796	6,192	1,441

	Pre-tax earnings/(loss) (4)	$2,629	$2,143	$(1,258)

	Total assets	$925,290	$1,189,006	$1,112,225

(1)	Net revenues include net interest income as set forth in the table below:

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)
Investment Banking	$—	$6	$—
Trading and Principal Investments	1,444	247	457
Asset Management and Securities Services	463	698	228

Total net interest	$1,907	$951	$685

(2)	Net revenues include non-interest revenues as set forth in the table below:

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)
Investment banking fees	$823	$1,166	$135
Equities commissions	974	1,238	251
Asset management and other fees	989	1,341	327
Trading and principal investments revenues	4,732	3,639	(1,215)

Total non-interest revenues	$7,518	$7,384	$(502)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Trading and principal investments revenues include $6 million, $1 million and $(2) million for the three months ended March 2009 and February 2008 and one month ended December 2008, respectively, of realized gains/(losses) on securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale under SFAS No. 115.

(3)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $13 million, $16 million and $68 million for the three months ended March 2009 and February 2008 and one month ended December 2008, respectively, that have not been allocated to the firm’s segments.

(4)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)
Investment Banking	$37	$38	$14
Trading and Principal Investments	523	246	101
Asset Management and Securities Services	89	59	28

Total depreciation and amortization	$649	$343	$143

Geographic Information

Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. Since a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients, the methodology for allocating the firm’s profitability to geographic regions is dependent on estimates and management judgment. Specifically, in interim quarters, the firm allocates compensation and benefits to geographic regions based upon the firmwide compensation to net revenues ratio, which was 50% and 48% for the three months ended March 2009 and February 2008, respectively. In the fourth quarter when compensation by employee is finalized, compensation and benefits are allocated to the geographic regions based upon total actual compensation during the fiscal year. For the one month ended December 2008, compensation was based on the actual compensation during the period. See Note 18 to the consolidated financial statements in Part II, Item 8 of the firm’s Annual Report on Form 10-K for the fiscal year ended November 2008 for a discussion of the method of allocating by geographic region.

The following table sets forth the total net revenues and pre-tax earnings of the firm and its consolidated subsidiaries by geographic region allocated on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings for each geographic region:

	Three Months		Three Months		One Month
	Ended March		Ended February		Ended December
	2009		2008		2008
	($ in millions)
Net revenues
Americas (1)	$6,473	69%	$4,207	51%	$197	N.M.	%
EMEA (2)	1,886	20	2,674	32	(440)	N.M.
Asia	1,066	11	1,454	17	426	N.M.

Total net revenues	$9,425	100%	$8,335	100%	$183	100%

Pre-tax earnings
Americas (1)	$2,145	N.M. %	$999	46%	$(555)	N.M.	%
EMEA (2)	579	N.M.	787	37	(806)	N.M.
Asia	(82)	N.M.	373	17	171	N.M.
Corporate (3)	(13)	N.M.	(16)	N.M.	(68)	N.M.

Total pre-tax earnings	$2,629	100%	$2,143	100%	$(1,258)	100%

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Consists of net provisions for a number of litigation and regulatory proceedings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 17.  Interest Income and Interest Expense

The following table sets forth the details of the firm’s interest income and interest expense:

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)
Interest income (1)
Deposits with banks	$22	$49	$2
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	551	4,130	301
Trading assets, at fair value	3,158	3,717	1,172
Other interest (2)	631	3,349	212

Total interest income	$4,362	$11,245	$1,687

Interest expense
Deposits	$150	$200	$51
Securities loaned and securities sold under agreements to repurchase, at fair value	545	2,611	229
Trading liabilities, at fair value	463	697	174
Short-term borrowings (3)	240	537	107
Long-term borrowings (4)	949	2,369	297
Other interest (5)	108	3,880	144

Total interest expense	$2,455	$10,294	$1,002

Net interest income	$1,907	$951	$685

(1)	Interest income is recorded on an accrual basis based on contractual interest rates.

(2)	Primarily includes interest income on customer debit balances and other interest-earning assets.

(3)	Includes interest on unsecured short-term borrowings and short-term other secured financings.

(4)	Includes interest on unsecured long-term borrowings and long-term other secured financings.

(5)	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

Note 18.	Subsequent Event

Equity Issuance

During the firm’s second quarter of fiscal 2009, Group Inc. completed a public offering of 46.7 million shares of common stock at $123.00 per share for proceeds of $5.75 billion.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 27, 2009 and December 26, 2008, the related condensed consolidated statements of earnings for the three months ended March 27, 2009 and February 29, 2008 and one month ended December 26, 2008, the condensed consolidated statements of changes in shareholders’ equity for the three months ended March 27, 2009 and one month ended December 26, 2008, the condensed consolidated statements of cash flows for the three months ended March 27, 2009 and February 29, 2008 and one month ended December 26, 2008, and the condensed consolidated statements of comprehensive income for the three months ended March 27, 2009 and February 29, 2008 and one month ended December 26, 2008. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of November 28, 2008, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein), and in our report dated January 22, 2009 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 28, 2008 and the condensed consolidated statement of changes in shareholders’ equity for the year ended November 28, 2008, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York
May 1, 2009

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Shareholders’ Equity

The following table sets forth a summary of consolidated average balances and interest rates for the three months ended March 2009 and February 2008 and one month ended December 2008:

	For the Periods Ended
	March 2009			February 2008			December 2008
			Average			Average			Average
	Average		rate	Average		rate	Average		rate
	balance	Interest	(annualized)	balance	Interest	(annualized)	balance	Interest	(annualized)
	(in millions, except rates)
Assets
Deposits with banks	$20,880	$22	0.42%	$5,417	$49	3.64%	$8,834	$2	0.30%
U.S.	18,422	13	0.28	1,418	10	2.84	7,480	—	0.07
Non-U.S.	2,458	9	1.47	3,999	39	3.92	1,354	2	1.93
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	355,278	551	0.62	387,363	4,130	4.29	354,185	301	1.11
U.S.	264,440	161	0.24	307,525	3,412	4.46	231,200	120	0.68
Non-U.S.	90,838	390	1.72	79,838	718	3.62	122,985	181	1.92
Trading assets, at fair value (1)(2)	295,731	3,158	4.28	382,908	3,717	3.90	331,562	1,172	4.61
U.S.	218,423	2,576	4.73	209,311	2,195	4.22	263,332	958	4.74
Non-U.S.	77,308	582	3.02	173,597	1,522	3.53	68,230	214	4.09
Other interest-earning assets (3)	159,932	631	1.58	256,752	3,349	5.25	180,865	212	1.53
U.S.	110,069	362	1.32	143,923	1,163	3.25	124,821	95	0.99
Non-U.S.	49,863	269	2.16	112,829	2,186	7.79	56,044	117	2.72

Total interest-earning assets	831,821	4,362	2.10	1,032,440	11,245	4.38	875,446	1,687	2.51
Cash and due from banks	3,259			6,849			2,666
Other noninterest-earning assets (2)	144,543			136,623			161,304

Total assets	$979,623			$1,175,912			$1,039,416

Liabilities
Deposits	$39,525	$150	1.52%	$20,896	$200	3.85%	$29,803	$51	2.23%
U.S.	34,268	136	1.59	19,067	189	3.99	25,117	50	2.59
Non-U.S.	5,257	14	1.07	1,829	11	2.42	4,686	1	0.28
Securities loaned and securities sold under agreements to repurchase, at fair value	187,292	545	1.17	222,629	2,611	4.72	215,735	229	1.38
U.S.	136,737	149	0.44	126,371	1,520	4.84	175,612	55	0.41
Non-U.S.	50,555	396	3.14	96,258	1,091	4.56	40,123	174	5.65
Trading liabilities, at fair value (1)(2)	63,285	463	2.93	113,126	697	2.48	64,196	174	3.53
U.S.	31,008	152	1.97	60,908	254	1.68	33,399	59	2.30
Non-U.S.	32,277	311	3.86	52,218	443	3.41	30,797	115	4.87
Commercial paper	669	3	1.80	8,536	74	3.49	1,204	2	2.17
U.S.	384	3	3.13	7,485	67	3.60	1,190	2	2.19
Non-U.S.	285	—	0.27	1,051	7	2.68	14	—	4.81
Other borrowings (4)(5)	74,227	237	1.28	103,942	463	1.79	75,058	105	1.82
U.S.	49,153	207	1.69	50,817	422	3.34	51,294	68	1.73
Non-U.S.	25,074	30	0.48	53,125	41	0.31	23,764	37	2.03
Long-term borrowings (5)(6)	200,733	949	1.90	198,295	2,369	4.80	188,604	297	2.05
U.S.	189,497	874	1.85	176,957	2,159	4.91	175,486	279	2.07
Non-U.S.	11,236	75	2.68	21,338	210	3.96	13,118	18	1.79
Other interest-bearing liabilities (7)	226,534	108	0.19	334,670	3,880	4.66	250,917	144	0.75
U.S.	158,849	(73)	(0.18)	202,765	2,124	4.21	179,715	27	0.20
Non-U.S.	67,685	181	1.07	131,905	1,756	5.35	71,202	117	2.14

Total interest-bearing liabilities	792,265	2,455	1.24	1,002,094	10,294	4.13	825,517	1,002	1.58
Noninterest-bearing deposits	83			—			83
Other noninterest-bearing liabilities (2)	124,214			131,039			150,104

Total liabilities	916,562			1,133,133			975,704
Shareholders’ equity
Preferred stock	16,495			3,100			16,477
Common stock	46,566			39,679			47,235

Total shareholders’ equity	63,061			42,779			63,712
Total liabilities and shareholders’ equity	$979,623			$1,175,912			$1,039,416

Interest rate spread			0.86%			0.25%			0.93%
Net interest income and net yield on interest-earning assets		$1,907	0.92		$951	0.37		$685	1.02
U.S.		1,664	1.09		45	0.03		633	1.32
Non-U.S.		243	0.44		906	0.98		52	0.27
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			26.50%			35.86%			28.40%
Liabilities			24.28			35.70			22.25

STATISTICAL DISCLOSURES

(1)	Consists of cash trading instruments, including equity securities and convertible debentures.

(2)	Derivative instruments are included in other noninterest-earning assets and other noninterest-bearing liabilities.

(3)	Primarily consists of cash and securities segregated for regulatory and other purposes and receivables from customers and counterparties.

(4)	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

(5)	Interest rates include the effects of hedging in accordance with SFAS No. 133.

(6)	Consists of long-term other secured financings and unsecured long-term borrowings.

(7)	Primarily consists of payables to customers and counterparties.

(8)	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the principal place of operations of the legal entity in which the assets and liabilities are held.

STATISTICAL DISCLOSURES

Ratios

The following table sets forth selected financial ratios:

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
Annualized net earnings/(loss) to average assets	0.7%	0.5%	(0.9)%
Annualized return on average common shareholders’ equity (1)	14.3	14.8	N.M.
Annualized return on average total shareholders’ equity (2)	11.5	14.1	N.M.
Total average equity to average assets	6.4	3.6	6.1

(1)	Based on annualized net earnings/(loss) applicable to common shareholders divided by average monthly common shareholders’ equity.

(2)	Based on annualized net earnings/(loss) divided by average monthly total shareholders’ equity.

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

The following table sets forth cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets as of March 2009 in accordance with the FFIEC guidelines:

	Banks	Governments	Other	Total
	(in millions)

Country
United Kingdom	$3,625	$1,682	$54,906	$60,213
Cayman Islands	18	1	31,467	31,486
Germany	2,109	—	21,366	23,475
Japan	16,699	—	3,857	20,556
France	1,762	427	7,598	9,787
China	7,371	—	1,878	9,249
Italy	857	—	7,578	8,435
Switzerland	497	—	7,346	7,843

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Goldman Sachs Group, Inc. (Group Inc.) is a leading global financial services firm providing investment banking, securities and investment management services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in London, Frankfurt, Tokyo, Hong Kong and other major financial centers around the world.

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

In connection with becoming a bank holding company, we were required to change our fiscal year-end from November to December. This change in our fiscal year-end resulted in a one-month transition period that began on November 29, 2008 and ended on December 26, 2008. Financial information for this fiscal transition period is included in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. On April 13, 2009, the Board of Directors of Group Inc. (the Board) approved a change in our fiscal year-end from the last Friday of December to December 31, beginning with fiscal 2009. Fiscal 2009 began on December 27, 2008 and will end on December 31, 2009. Our second and third fiscal quarters in 2009 will end on the last Friday of June and September, respectively. Beginning in the fourth quarter of 2009, our fiscal year will end on December 31.

In “Results of Operations” below, we compare the three-month period ended March 27, 2009 with the previously reported three-month period ended February 29, 2008. Financial information for the three months ended March 28, 2008 has not been included in this Form 10-Q for the following reasons: (i) the three months ended February 29, 2008 provide a meaningful comparison for the three months ended March 27, 2009; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three months ended March 28, 2008 were presented in lieu of results for the three months ended February 29, 2008; and (iii) it was not practicable or cost justified to prepare this information.

All references to March 2009 and February 2008, unless specifically stated otherwise, refer to our three-month fiscal periods ended, or the dates, as the context requires, March 27, 2009 and February 29, 2008, respectively. All references to December 2008, unless specifically stated otherwise, refer to our fiscal one-month transition period ended, or the date, as the context requires, December 26, 2008. All references to November 2008, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 28, 2008. All references to 2009, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, December 31, 2009.

Executive Overview

Three Months Ended March 2009 versus February 2008.  Our diluted earnings per common share were $3.39 for the first quarter ended March 27, 2009 compared with $3.23 for the first quarter ended February 29, 2008. Annualized return on average common shareholders’ equity (1) was 14.3% for the first quarter of 2009. Book value per common share was $98.82 and tangible book value per common share (2) was $88.02, both essentially unchanged from November 28, 2008. Our Tier 1 capital ratio under Basel II (3) was 16.0% at the end of the first quarter of 2009, up from 15.6% as of November 28, 2008. Our Tier 1 capital ratio under Basel I (3) was 13.7% at the end of the first quarter of 2009.

Our results for the first quarter of 2009 reflected significantly higher net revenues in Trading and Principal Investments compared with the first quarter of 2008, partially offset by significantly lower net revenues in Asset Management and Securities Services, and Investment Banking. The increase in Trading and Principal Investments reflected particularly strong results in Fixed Income, Currency and Commodities (FICC), as net revenues were more than double the amount in the first quarter of 2008, partially offset by very weak results in Principal Investments and lower net revenues in Equities. The increase in FICC reflected particularly strong performance in interest rate products, commodities and credit products, as FICC operated in a generally favorable environment characterized by client-driven activity, particularly in more liquid products, and high levels of volatility. However, illiquid assets generally continued to decline in value. Net revenues in currencies were solid, but lower compared with a particularly strong first quarter of 2008. Results in mortgages were higher compared with a difficult first quarter of 2008. During the quarter, credit products included losses from corporate debt and private equity investments, and mortgages included a loss of approximately $800 million (excluding hedges) on commercial mortgage loans and securities. In the first quarter of 2009, results in Principal Investments reflected net losses of $640 million from real estate principal investments and $621 million from corporate principal investments, as well as a $151 million loss related to our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC). The decline in Equities reflected lower net revenues in the shares business due to lower commissions, primarily reflecting lower levels of activity outside of the U.S. In addition, net revenues in derivatives were solid, but lower compared with the first quarter of 2008. Results in principal strategies were also lower compared with the first quarter of 2008. During the quarter, Equities operated in an environment generally characterized by continued weakness in global equity markets and high, but declining, levels of volatility.

(1) Annualized return on average common shareholders’ equity (ROE) is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROE.
(2) Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements. We believe that tangible common shareholders’ equity is meaningful because it is one of the measures that we and investors use to assess capital adequacy. See “— Equity Capital — Other Capital Ratios and Metrics” below for further information regarding tangible common shareholders’ equity.
(3) We continue to disclose our Tier 1 capital ratio in accordance with the capital guidelines applicable to us before we became a bank holding company in September 2008, when we were regulated by the SEC as a Consolidated Supervised Entity (CSE). These guidelines were generally consistent with those set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. Beginning with the first quarter of 2009, we are reporting an estimated Tier 1 capital ratio in accordance with the regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The calculation of our estimated Tier 1 capital ratio under Basel I includes certain market risk measures that are under review by the Federal Reserve Board, as part of our transition to bank holding company status. The calculation of our estimated Tier 1 capital ratio has not been reviewed with the Federal Reserve Board and, accordingly, may be revised in subsequent filings. See “— Equity Capital” below for a further discussion of our capital ratios.

The decline in Asset Management and Securities Services reflected significant decreases in both Asset Management and Securities Services compared with the first quarter of 2008. The decrease in Asset Management was due to lower management and other fees, reflecting lower assets under management, principally due to market depreciation, and lower incentive fees. The decrease in Securities Services primarily reflected the impact of lower customer balances.

The decline in Investment Banking reflected significantly lower net revenues in both Underwriting and Financial Advisory. The decrease in Underwriting primarily reflected a significant decline in industry-wide equity and equity-related offerings, as well as a decrease in leveraged finance activity. The decrease in Financial Advisory reflected lower levels of deal activity. Our investment banking transaction backlog decreased during the quarter. (1)

One Month Ended December 2008.  Our diluted loss per common share was $2.15 and net revenues were $183 million for the one month ended December 26, 2008. Our results for December 2008 reflected a continuation of the difficult operating environment experienced during our fiscal fourth quarter of 2008, particularly across global equity and credit markets. Trading and Principal Investments recorded negative net revenues of $507 million. Results in Principal Investments reflected net losses of $529 million from real estate principal investments and $501 million from corporate principal investments, partially offset by a gain of $228 million related to our investment in the ordinary shares of ICBC. Results in FICC included a loss in credit products of approximately $1 billion (net of hedges) related to non-investment-grade credit origination activities, primarily reflecting a writedown of approximately $850 million related to the bridge and bank loan facilities held in LyondellBasell Finance Company. In addition, results in mortgages included a net loss of approximately $625 million (excluding hedges) on commercial mortgage loans and securities. Interest rate products, currencies and commodities each produced strong results for the month of December 2008. During the month of December, although market opportunities were favorable for certain businesses, FICC operated in an environment generally characterized by continued weakness in the broader credit markets. Results in Equities reflected lower commission volumes and lower net revenues from derivatives compared with average monthly levels in 2008, as well as weak results in principal strategies. During the month of December, Equities operated in an environment characterized by continued weakness in global equity markets and continued high levels of volatility.

Net revenues in Investment Banking were $135 million for the month of December and reflected very low levels of activity in industry-wide completed mergers and acquisitions, as well as continued challenging market conditions across equity and leveraged finance markets, which adversely affected our Underwriting business. Our investment banking transaction backlog decreased during the month of December. (1)

Net revenues in Asset Management and Securities Services were $555 million for the month of December, reflecting Asset Management net revenues of $319 million and Securities Services net revenues of $236 million. During the month of December, assets under management increased $19 billion to $798 billion due to $13 billion of market appreciation, primarily in fixed income and equity assets, and $6 billion of net inflows. Net inflows reflected inflows in money market assets, partially offset by outflows in fixed income, equity and alternative investment assets. Net revenues in Securities Services reflected favorable changes in the composition of securities lending balances, but were negatively impacted by a decline in total average customer balances.

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

Business Environment

Three Months Ended March 2009.  Global economic conditions remained very weak during our first quarter of fiscal 2009, as real gross domestic product (GDP) declined in most major economies. Growth in emerging markets slowed during our first quarter, reflecting a reduced flow of capital into these economies. Fixed income and equity markets continued to experience high levels of volatility and major global equity markets generally continued to decline. After a significant decline in the second half of calendar year 2008, the price of crude oil increased during our first quarter. The U.S. dollar appreciated against the Euro, the British pound and the Japanese yen. Investment banking activity levels continued to slow during our first quarter, with significant declines in industry-wide announced and completed mergers and acquisitions, and industry-wide equity and equity-related offerings.

In the U.S., real GDP declined at a rapid pace during our first quarter. Residential investment continued to contract due to ongoing weakness in the housing market. Fixed business investment also declined significantly as corporate profits fell across many industries. While the rate of unemployment continued to increase, consumer spending appeared to improve after falling rapidly in the second half of 2008. The rate of inflation remained subdued during our first quarter, reflecting rising excess production capacity and generally lower commodity prices. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during our first quarter. The 10-year U.S. Treasury note yield ended our first quarter 62 basis points higher than December 2008 at 2.78%. In equity markets, the Dow Jones Industrial Average and the S&P 500 Index decreased by 9% and 7%, respectively, and the NASDAQ Composite Index increased by 1% during our first quarter.

In the Eurozone economies, real GDP declined in our first quarter, as business investment, exports and consumer spending remained weak. Labor markets also experienced significant deterioration during our first quarter, with the rate of unemployment rising in the major economies. In addition, surveys of business and consumer confidence remained at very low levels. In response to a challenging economic outlook and declining inflation, the European Central Bank further lowered its main refinancing operations rate by 100 basis points to 1.50%. The Euro depreciated by 5% against the U.S. dollar. In the U.K., real GDP also declined, although it appeared to decline at a slower pace compared with the fourth quarter of 2008. The Bank of England lowered its official bank rate by 150 basis points to 0.50% during the quarter. The British pound depreciated by 2% against the U.S. dollar. Equity markets in both the U.K. and continental Europe decreased significantly during our first quarter, while long-term government bond yields increased.

In Japan, real GDP growth declined significantly as a result of a significant decline in exports, weakness in business investment and a decline in consumer spending. Business confidence remained near historically low levels and the unemployment rate continued to increase. Measures of inflation returned to near-zero levels during the quarter. The Bank of Japan left its target overnight call rate unchanged at 0.10%, while the yield on 10-year Japanese government bonds increased during the quarter. The Japanese yen depreciated by 8% against the U.S. dollar and the Nikkei 225 Index decreased 1% during our first quarter.

In China, weak export demand continued to adversely impact real GDP during the first quarter. However, capital investment increased due to an increase in availability of credit and consumer spending remained solid. In addition, measures of inflation continued to decline during the quarter. During our first quarter, The People’s Bank of China left its one-year benchmark lending rate unchanged at 5.31%. The Chinese yuan appreciated slightly against the U.S. dollar. The Shanghai Composite Index increased by 28% during our first quarter, while equity markets in Hong Kong remained essentially unchanged. In India, economic growth slowed due to weaker business investment and lower industrial production; however, consumer spending remained generally solid. The Indian rupee depreciated by 2% against the U.S. dollar during our first quarter. Equity markets in India and Korea increased during our first quarter.

One Month Ended December 2008.  Global economic conditions were also weak during the month of December 2008. Most key indicators of economic activity, such as industrial production, employment, international trade and business and consumer sentiment, continued to decline. The rate of inflation in most major economies generally declined due to weak commodity prices and falling aggregate demand. Fixed income and equity markets continued to experience high levels of volatility and major global equity markets generally continued to decline. The U.S. Federal Reserve lowered its federal funds rate from 1.00% to a target range of zero to 0.25%, and central banks in the Eurozone, United Kingdom, Japan and China also lowered interest rates during the month. In addition, a number of central banks expanded programs to provide liquidity and credit to the financial sector. During the month, the U.S. dollar depreciated against the Euro and the Japanese yen, but appreciated against the British pound. Investment banking activity remained subdued, reflecting very low levels of activity in industry-wide announced and completed mergers and acquisitions, and industry-wide equity and equity-related offerings.

Critical Accounting Policies

Fair Value

The use of fair value to measure financial instruments, with related unrealized gains or losses generally recognized in “Trading and principal investments” in our condensed consolidated statements of earnings, is fundamental to our financial statements and our risk management processes and is our most critical accounting policy. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price) in accordance with SFAS No. 157, “Fair Value Measurements.” Financial assets are marked to bid prices and financial liabilities are marked to offer prices.

During the fourth quarter of 2008, both the Financial Accounting Standards Board (FASB) and the staff of the SEC re-emphasized the importance of sound fair value measurement in financial reporting. In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” This statement clarifies that determining fair value in an inactive or dislocated market depends on facts and circumstances and requires significant management judgment. This statement specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs to determine fair value when markets are not active and relevant observable inputs are not available. Our fair value measurement policies are consistent with the guidance in FSP No. FAS 157-3.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Specifically, the FSP lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The FSP is effective for periods ending after June 15, 2009. Because our current fair value methodology is consistent with FSP No. FAS 157-4, adoption of the FSP will not affect our financial condition, results of operations or cash flows. We will adopt the FSP in the second quarter of fiscal 2009 to comply with the FSP’s disclosure requirements.

Substantially all trading assets and trading liabilities are reflected in our condensed consolidated statements of financial condition at fair value, pursuant principally to:

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

In determining fair value, we separate our “Trading assets, at fair value” and “Trading liabilities, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Trading Instruments by Category
(in millions)

	As of March 2009			As of November 2008			As of December 2008
	Trading		Trading	Trading		Trading	Trading		Trading
	Assets, at		Liabilities, at	Assets, at		Liabilities, at	Assets, at		Liabilities, at
	Fair Value		Fair Value	Fair Value		Fair Value	Fair Value		Fair Value
Cash trading instruments	$225,820		$55,370	$186,231		$57,143	$385,871		$63,104
ICBC	5,754	(1)	—	5,496	(1)	—	6,125	(1)	—
SMFG	1,231		1,231 (4)	1,135		1,134 (4)	1,305		1,305 (4)
Other principal investments	12,461	(2)	—	15,126	(2)	—	14,177	(2)	—

Principal investments	19,446		1,231	21,757		1,134	21,607		1,305

Cash instruments	245,266		56,601	207,988		58,277	407,478		64,409
Exchange-traded	6,679		8,140	6,164		8,347	4,153		8,513
Over-the-counter	97,646		82,480	124,173		109,348	123,333		113,109

Derivative contracts	104,325	(3)	90,620 (5)	130,337	(3)	117,695 (5)	127,486	(3)	121,622 (5)

Total	$349,591		$147,221	$338,325		$175,972	$534,964		$186,031

(1)	Includes interests of $3.64 billion, $3.48 billion and $3.87 billion as of March 2009, November 2008 and December 2008, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (in addition to our investments in ICBC and Sumitomo Mitsui Financial Group, Inc. (SMFG)) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of March 2009			As of November 2008			As of December 2008
	Corporate	Real Estate	Total	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$8,911	$1,914	$10,825	$10,726	$2,935	$13,661	$10,160	$2,458	$12,618
Public	1,609	27	1,636	1,436	29	1,465	1,534	25	1,559

Total	$10,520	$1,941	$12,461	$12,162	$2,964	$15,126	$11,694	$2,483	$14,177

(3)	Net of cash received pursuant to credit support agreements of $149.08 billion, $137.16 billion and $154.69 billion as of March 2009, November 2008 and December 2008, respectively.

(4)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(5)	Net of cash paid pursuant to credit support agreements of $27.07 billion, $34.01 billion and $32.91 billion as of March 2009, November 2008 and December 2008, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and sovereign obligations, active listed equities and certain money market securities.

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

For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on market evidence where available. In the absence of such evidence, management’s best estimate is used.

•	Public Principal Investments. Our public principal investments held within the Principal Investments component of our Trading and Principal Investments segment tend to be large, concentrated holdings resulting from initial public offerings or other corporate transactions, and are valued based on quoted market prices. For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on market evidence where available. In the absence of such evidence, management’s best estimate is used.

Our most significant public principal investment is our investment in the ordinary shares of ICBC. Our investment in ICBC is valued using the quoted market price adjusted for transfer restrictions. During the quarter ended March 2009, we committed to supplemental transfer restrictions in relation to our investment in ICBC. Under the original transfer restrictions, the ICBC shares we hold would have become free from transfer restrictions in equal installments on April 28, 2009 and October 20, 2009. Under the new supplemental transfer restrictions, 20% of the ICBC shares that we currently hold became free from transfer restrictions on April 28, 2009 and 80% of the shares may not be liquidated at any time prior to April 28, 2010.

We also have an investment in the convertible preferred stock of SMFG. This investment is valued using a model that is principally based on SMFG’s common stock price. During 2008, we converted one-third of our SMFG preferred stock investment into SMFG common stock, and delivered the common stock to close out one-third of our hedge position. As of March 2009, we remained hedged on the common stock underlying our remaining investment in SMFG.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.

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

When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on market evidence where available. In the absence of such evidence, management’s best estimate is used.

Controls Over Valuation of Financial Instruments.  A control infrastructure, independent of the trading and investing functions, is fundamental to ensuring that our financial instruments are appropriately valued at market-clearing levels (i.e., exit prices) and that fair value measurements are reliable and consistently determined.

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

Fair Value Hierarchy — Level 3.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Instruments that trade infrequently and therefore have little or no price transparency are classified within level 3 of the fair value hierarchy. We determine which instruments are classified within level 3 based on the results of our price verification process. This process is performed by personnel independent of our trading and investing functions who corroborate valuations to external market data (e.g., quoted market prices, broker or dealer quotations, third-party pricing vendors, recent trading activity and comparative analyses to similar instruments). Instruments with valuations which cannot be corroborated to external market data are classified within level 3 of the fair value hierarchy.

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

Recent market conditions, characterized by dislocations between asset classes, elevated levels of volatility, and reduced price transparency, have increased the level of management judgment required to value cash trading instruments classified within level 3 of the fair value hierarchy. In particular, management’s judgment is required to determine the appropriate risk-adjusted discount rate for cash trading instruments with little or no price transparency as a result of decreased volumes and lower levels of trading activity. In such situations, our valuation is adjusted to approximate rates which market participants would likely consider appropriate for relevant credit and liquidity risks.

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

Total level 3 assets were $59.06 billion, $66.19 billion and $64.17 billion as of March 2009, November 2008 and December 2008, respectively. The decrease in level 3 assets during the first quarter of 2009 primarily reflected unrealized losses, principally on private equity and real estate fund investments, loans and securities backed by commercial real estate and bank loans and bridge loans. The decrease in level 3 assets during December 2008 primarily reflected unrealized losses, principally on bank loans and bridge loans, private equity and real estate fund investments and loans and securities backed by commercial real estate.

The following table sets forth the fair values of financial assets classified within level 3 of the fair value hierarchy:

Level 3 Financial Assets at Fair Value
(in millions)

	As of
	March	November	December
Description	2009	2008	2008
Private equity and real estate fund investments (1)	$13,620	$16,006	$15,127
Bank loans and bridge loans (2)	9,866	11,957	11,169
Corporate debt securities and other debt obligations (3)	7,554	7,596	7,993
Mortgage and other asset-backed loans and securities
Loans and securities backed by commercial real estate	7,705	9,340	9,170
Loans and securities backed by residential real estate	2,088	2,049	1,927
Loan portfolios (4)	1,851	4,118	4,266

Cash instruments	42,684	51,066	49,652
Derivative contracts	16,378	15,124	14,515

Total level 3 assets at fair value	59,062	66,190	64,167
Level 3 assets for which we do not bear economic exposure (5)	(4,402)	(6,616)	(6,167)

Level 3 assets for which we bear economic exposure	$54,660	$59,574	$58,000

(1)	Includes $1.82 billion, $2.62 billion and $2.30 billion as of March 2009, November 2008 and December 2008, respectively, of real estate fund investments.

(2)	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $739 million, $804 million and $755 million as of March 2009, November 2008 and December 2008, respectively, of CDOs backed by corporate obligations.

(4)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(5)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

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

Long Positions in Loans and Securities Backed by Residential Real Estate
(in millions)

	As of
	March	November	December
	2009	2008	2008
Prime (1)	$1,362	$1,494	$1,345
Alt-A	1,252	1,845	1,534
Subprime (2)	1,398	1,906	1,926

Total (3)	$4,012	$5,245	$4,805

(1)	Excludes U.S. government agency-issued collateralized mortgage obligations of $6.16 billion, $4.27 billion and $5.49 billion as of March 2009, November 2008 and December 2008, respectively. Also excludes U.S. government agency-issued mortgage pass-through certificates.

(2)	Includes $331 million, $228 million and $198 million of CDOs backed by subprime mortgages as of March 2009, November 2008 and December 2008, respectively.

(3)	Includes $2.09 billion, $2.05 billion and $1.93 billion of financial instruments (primarily loans and investment-grade securities, the majority of which were issued during 2006 and 2007) classified within level 3 of the fair value hierarchy as of March 2009, November 2008 and December 2008, respectively.

Loans and securities backed by commercial real estate.  We originate, securitize and syndicate fixed and floating rate commercial mortgages globally. At any point in time, we may use cash instruments as well as derivatives to manage our risk position in the commercial mortgage market. The following table sets forth the fair value of our long positions in loans and securities backed by commercial real estate by geographic region. The decrease in loans and securities backed by commercial real estate from November 2008 to March 2009 was primarily due to writedowns.

Long Positions in Loans and Securities Backed by
Commercial Real Estate by Geographic Region
 (in millions)

	As of
	March	November	December
	2009	2008	2008
Americas (1)	$6,556	$7,433	$7,265
EMEA (2)	2,104	3,304	3,042
Asia	103	157	165

Total (3)	$8,763 (4)	$10,894 (5)	$10,472 (6)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes $7.71 billion, $9.34 billion and $9.17 billion of financial instruments classified within level 3 of the fair value hierarchy as of March 2009, November 2008 and December 2008, respectively.

(4)	Comprised of loans of $7.20 billion and commercial mortgage-backed securities of $1.56 billion as of March 2009, of which $8.27 billion was floating rate and $491 million was fixed rate.

(5)	Comprised of loans of $9.23 billion and commercial mortgage-backed securities of $1.66 billion as of November 2008, of which $9.78 billion was floating rate and $1.11 billion was fixed rate.

(6)	Comprised of loans of $8.91 billion and commercial mortgage-backed securities of $1.56 billion as of December 2008, of which $10.07 billion was floating rate and $399 million was fixed rate.

Leveraged Lending Capital Market Transactions

We arrange, extend and syndicate loans and commitments related to leveraged lending capital market transactions globally. The following table sets forth the principal amount of our leveraged lending capital market transactions by geographic region:

Leveraged Lending Capital Market Transactions by Geographic Region
(in millions)

	As of March 2009				As of November 2008			As of December 2008
	Funded	Unfunded	Total		Funded	Unfunded	Total	Funded	Unfunded	Total
Americas (1)	$2,328	$1,305	$3,633		$3,036	$1,735	$4,771	$4,921	$1,887	$6,808
EMEA (2)	1,914	89	2,003		2,294	259	2,553	454	235	689
Asia	577	51	628		568	73	641	437	50	487

Total	$4,819	$1,445	$6,264	(3)	$5,898	$2,067	$7,965	$5,812	$2,172	$7,984

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Represents the principal amount. We account for these transactions at fair value and our exposure was $3.08 billion, $5.53 billion and $4.48 billion as of March 2009, November 2008 and December 2008, respectively.

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

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through our William Street program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of our matched book and certain firm financing activities;

•	certain certificates of deposit issued by GS Bank USA, as well as securities held by GS Bank USA;

•	certain receivables from customers and counterparties, including transfers accounted for as secured loans rather than purchases under SFAS No. 140;

•	certain insurance and reinsurance contracts; and

•	in general, investments acquired after the adoption of SFAS No. 159 where we have significant influence over the investee and would otherwise apply the equity method of accounting. In certain cases, we may apply the equity method of accounting to new investments that are strategic in nature or closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant.

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

During 2008 (particularly during the fourth quarter) and the first quarter of 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. If the current economic market conditions persist and if there is a prolonged period of weakness in the business environment and financial markets, our businesses may be adversely affected, which could result in an impairment of goodwill in the future.

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	March	November	December
	2009	2008	2008
Investment Banking
Underwriting	$125	$125	$125
Trading and Principal Investments
FICC	248	247	250
Equities (1)	2,389	2,389	2,389
Principal Investments	84	80	80
Asset Management and Securities Services
Asset Management (2)	565	565	565
Securities Services	117	117	117

Total	$3,528	$3,523	$3,526

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of remaining lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of		As of
	March 2009		November 2008	December 2008
		Range of Estimated
	Carrying	Remaining Lives
	Value	(in years)	Carrying Value
Customer lists (1)	$695	2-16	$724	$712
New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights	449	13	462	459
Insurance-related assets (2)	271	7	303	271
Exchange-traded fund (ETF) lead market maker rights	93	19	95	95
Other (3)	102	1-17	93	83

Total	$1,610		$1,677	$1,620

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Consists of the value of business acquired (VOBA) and deferred acquisition costs (DAC). VOBA represents the present value of estimated future gross profits of acquired variable annuity and life insurance businesses. DAC results from commissions paid by Goldman Sachs to the primary insurer (ceding company) on life and annuity reinsurance agreements as compensation to place the business with us and to cover the ceding company’s acquisition expenses. VOBA and DAC are amortized over the estimated life of the underlying contracts based on estimated gross profits, and amortization is adjusted based on actual experience. The seven-year estimated life represents the weighted average remaining amortization period of the underlying contracts (certain of which extend for approximately 30 years).

(3)	Primarily includes marketing-related assets and other contractual rights.

A prolonged period of weakness in global equity markets and the trading of securities in multiple markets and on multiple exchanges could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) changes in market structure that could adversely affect our specialist businesses (see discussion below), (ii) an adverse action or assessment by a regulator or (iii) adverse actual experience on the contracts in our variable annuity and life insurance business.

In October 2008, the SEC approved the NYSE’s proposal to create a new market model and redefine the role of NYSE DMMs. This new rule set further aligns the NYSE’s model with investor requirements for speed and efficiency of execution and establishes specialists as DMMs. While DMMs still have an obligation to commit capital, they are now able to trade on parity with other market participants. In addition, in November 2008 the NYSE introduced a reserve order type that allows for anonymous trade execution, which is expected to allow the NYSE to recapture liquidity and market share from other venues in which anonymous reserve orders have been available for some time. The new rule set and the launch of the reserve order type, in combination with technology improvements to increase execution speed, are expected to continue to bolster the NYSE’s competitive position.

Since the approval of the new rule set and the introduction of the new reserve order type, there have been no events or changes in circumstances indicating that NYSE DMM rights intangible asset may not be recoverable. However, we will continue to evaluate the performance of the specialist business under the new market model. There can be no assurance that these rule and structure changes will result in sufficient cash flows to avoid impairment of our NYSE DMM rights in the future. As of March 2009, the carrying value of our NYSE DMM rights was $449 million. To the extent that there were to be an impairment in the future, it could result in a significant writedown in the carrying value of these DMM rights.

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

A substantial portion of our compensation and benefits represents discretionary compensation, which are determined at year-end. We believe the most appropriate way to allocate estimated annual discretionary compensation among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 50.0% for the first quarter of 2009 compared with 48.0% for the first quarter of 2008.

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

Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “— Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K, and in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
Net revenues	$9,425	$8,335	$183
Pre-tax earnings/(loss)	2,629	2,143	(1,258)
Net earnings/(loss)	1,814	1,511	(780)
Net earnings/(loss) applicable to common shareholders	1,659	1,467	(1,028)
Diluted earnings/(loss) per common share	3.39	3.23	(2.15)
Annualized return on average common shareholders’ equity (1)	14.3%	14.8%	N.M.

(1)	Annualized return on average common shareholders’ equity (ROE) is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The following table sets forth our average common shareholders’ equity:

	Average for the
	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
	(in millions)

Total shareholders’ equity	$63,061	$42,779	$63,712
Preferred stock	(16,495)	(3,100)	(16,477)

Common shareholders’ equity	$46,566	$39,679	$47,235

Net Revenues

Three Months Ended March 2009 versus February 2008.  Our net revenues were $9.43 billion for the first quarter of 2009, an increase of 13% compared with the first quarter of 2008, reflecting significantly higher net revenues in Trading and Principal Investments, partially offset by significantly lower net revenues in Asset Management and Securities Services, and Investment Banking. The increase in Trading and Principal Investments reflected particularly strong results in FICC, as net revenues were more than double the amount in the first quarter of 2008, partially offset by very weak results in Principal Investments and lower net revenues in Equities. The increase in FICC reflected particularly strong performance in interest rate products, commodities and credit products, as FICC operated in a generally favorable environment characterized by client-driven activity, particularly in more liquid products, and high levels of volatility. However, illiquid assets generally continued to decline in value. Net revenues in currencies were solid, but lower compared with a particularly strong first quarter of 2008. Results in mortgages were higher compared with a difficult first quarter of 2008. During the quarter, credit products included losses from corporate debt and private equity investments, and mortgages included a loss of approximately $800 million (excluding hedges) on commercial mortgage loans and securities. In the first quarter of 2008, credit products included a loss of approximately $1 billion, net of hedges, related to non-investment-grade credit origination activities, and mortgages included a net loss of approximately $1 billion on residential mortgage loans and securities. In the first quarter of 2009, results in Principal Investments reflected net losses of $640 million from real estate principal investments and $621 million from corporate principal investments, as well as a $151 million loss related to our investment in the ordinary shares of ICBC. The decline in Equities reflected lower net revenues in the shares business due to lower commissions, primarily reflecting lower levels of activity outside of the U.S. In addition, net revenues in derivatives were solid, but lower compared with the first quarter of 2008. Results in principal strategies were also lower compared with the first quarter of 2008. During the quarter, Equities operated in an environment generally characterized by continued weakness in global equity markets and high, but declining, levels of volatility.

The decline in Asset Management and Securities Services reflected significant decreases in both Asset Management and Securities Services compared with the first quarter of 2008. The decrease in Asset Management was due to lower management and other fees, reflecting lower assets under management, principally due to market depreciation, and lower incentive fees. The decrease in Securities Services primarily reflected the impact of lower customer balances.

The decline in Investment Banking reflected significantly lower net revenues in both Underwriting and Financial Advisory. The decrease in Underwriting primarily reflected a significant decline in industry-wide equity and equity-related offerings, as well as a decrease in leveraged finance activity. The decrease in Financial Advisory reflected lower levels of deal activity.

One Month Ended December 2008.  Our net revenues were $183 million for the month of December 2008. These results reflected a continuation of the difficult operating environment experienced during our fiscal fourth quarter of 2008, particularly across global equity and credit markets. Trading and Principal Investments recorded negative net revenues of $507 million. Results in Principal Investments reflected net losses of $529 million from real estate principal investments and $501 million from corporate principal investments, partially offset by a gain of $228 million related to our investment in the ordinary shares of ICBC. Results in FICC included a loss in credit products of approximately $1 billion (net of hedges) related to non-investment-grade credit origination activities, primarily reflecting a writedown of approximately $850 million related to the bridge and bank loan facilities held in LyondellBasell Finance Company. In addition, results in mortgages included a net loss of approximately $625 million (excluding hedges) on commercial mortgage loans and securities. Interest rate products, currencies and commodities each produced strong results for the month of December 2008. During the month of December, although market opportunities were favorable for certain businesses, FICC operated in an environment generally characterized by continued weakness in the broader credit markets. Results in Equities reflected lower commission volumes and lower net revenues from derivatives compared with average monthly levels in 2008, as well as weak results in principal strategies. During the month of December, Equities operated in an environment characterized by continued weakness in global equity markets and continued high levels of volatility.

Net revenues in Investment Banking were $135 million for the month of December and reflected very low levels of activity in industry-wide completed mergers and acquisitions, as well as continued challenging market conditions across equity and leveraged finance markets, which adversely affected our Underwriting business.

Net revenues in Asset Management and Securities Services were $555 million for the month of December, reflecting Asset Management net revenues of $319 million and Securities Services net revenues of $236 million. During the month of December, assets under management increased $19 billion to $798 billion due to $13 billion of market appreciation, primarily in fixed income and equity assets, and $6 billion of net inflows. Net inflows reflected inflows in money market assets, partially offset by outflows in fixed income, equity and alternative investment assets. Net revenues in Securities Services reflected favorable changes in the composition of securities lending balances, but were negatively impacted by a decline in total average customer balances.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits expenses for the three months ended March 2009 and February 2008 includes discretionary compensation which is significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. During the first quarter of 2009, our ratio of compensation and benefits to net revenues was 50.0% compared with 48.0% for the first quarter of 2008. Compensation and benefits expenses (including salaries, amortization of equity awards and other items such as payroll taxes, severance costs and benefits) for the one month ended December 2008 did not include an accrual for discretionary compensation.

The following table sets forth our operating expenses and number of employees:

Operating Expenses and Employees
($ in millions)

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
Compensation and benefits (1)	$4,712	$4,001	$744

Brokerage, clearing, exchange and distribution fees	536	790	165
Market development	68	144	16
Communications and technology	173	187	62
Depreciation and amortization	511	170	72
Amortization of identifiable intangible assets	38	84	39
Occupancy	241	236	82
Professional fees	135	178	58
Other expenses	382	402	203

Total non-compensation expenses	2,084	2,191	697

Total operating expenses	$6,796	$6,192	$1,441

Employees at period end (2)	27,898	31,874	29,182

(1)	Compensation and benefits includes $70 million, $63 million and $23 million for the three months ended March 2009 and February 2008 and one month ended December 2008, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Excludes 3,930, 4,818 and 4,631 employees as of March 2009, February 2008 and December 2008, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
(in millions)

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
Non-compensation expenses of consolidated investments (1)	$460	$125	$60

Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees	536	790	165
Market development	66	141	15
Communications and technology	172	186	62
Depreciation and amortization	166	146	49
Amortization of identifiable intangible assets	35	83	38
Occupancy	208	217	72
Professional fees	133	176	57
Other expenses	308	327	179

Subtotal	1,624	2,066	637

Total non-compensation expenses, as reported	$2,084	$2,191	$697

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as hotels, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

Three Months Ended March 2009 versus February 2008.  Operating expenses of $6.80 billion for the first quarter of 2009 increased 10% compared with the first quarter of 2008. Compensation and benefits expenses (including salaries, discretionary compensation, amortization of equity awards and other items such as payroll taxes, severance costs and benefits) of $4.71 billion increased 18% compared with the first quarter of 2008, primarily due to higher net revenues. During the first quarter of 2009, our ratio of compensation and benefits to net revenues was 50.0% compared with 48.0% for the first quarter of 2008. Employment levels decreased 7% compared with the end of fiscal year 2008.

Non-compensation expenses, excluding consolidated entities held for investment purposes, were $1.62 billion, 21% lower than the first quarter of 2008. More than one-half of the decrease compared with the first quarter of 2008 was attributable to lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities. The remainder of the decrease compared with the first quarter of 2008 generally reflected lower levels of business activity, the impact of reduced employment levels and the effect of expense reduction initiatives. The increase in non-compensation expenses related to consolidated entities held for investment purposes primarily reflected impairment charges of approximately $300 million related to real estate assets during the first quarter of 2009. This loss, which was measured based on discounted cash flow analysis, is included within our Trading and Principal Investments segment and reflected weakness in the commercial real estate markets, particularly in Asia. Including consolidated entities held for investment purposes, non-compensation expenses were $2.08 billion, 5% lower than the first quarter of 2008.

One Month Ended December 2008.  Operating expenses were $1.44 billion for the month of December 2008. Compensation and benefits expenses (including salaries, amortization of equity awards and other items such as payroll taxes, severance costs and benefits) were $744 million. No discretionary compensation was accrued for the month of December. Employment levels decreased 3% compared with the end of fiscal year 2008.

Non-compensation expenses were $697 million for the month of December 2008. Excluding consolidated entities held for investment purposes, non-compensation expenses were $637 million for the month of December 2008 and were generally lower than average monthly levels in 2008, primarily reflecting lower levels of business activity. Total non-compensation expenses included $68 million of net provisions for a number of litigation and regulatory proceedings.

Provision for Taxes

Three Months Ended March 2009 versus February 2008.  The effective income tax rate for the first quarter of 2009 was 31.0%, up from approximately 1% for fiscal year 2008 and 29.5% for the first quarter of 2008. The increases in the effective tax rate were primarily due to changes in geographic earnings mix.

One Month Ended December 2008.  The effective income tax rate was 38.0% for the month of December 2008, compared with approximately 1% for fiscal year 2008. The change in the effective income tax rate was primarily due to changes in geographic earnings mix.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months	Three Months	One Month
		Ended March	Ended February	Ended December
		2009	2008	2008

Investment	Net revenues	$823	$1,172	$135
Banking	Operating expenses	705	940	169

	Pre-tax earnings/(loss)	$118	$232	$(34)

Trading and Principal	Net revenues	$7,150	$5,124	$(507)
Investments	Operating expenses	4,873	3,743	875

	Pre-tax earnings/(loss)	$2,277	$1,381	$(1,382)

Asset Management and	Net revenues	$1,452	$2,039	$555
Securities Services	Operating expenses	1,205	1,493	329

	Pre-tax earnings	$247	$546	$226

Total	Net revenues	$9,425	$8,335	$183
	Operating expenses (1)	6,796	6,192	1,441

	Pre-tax earnings/(loss)	$2,629	$2,143	$(1,258)

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $13 million, $16 million and $68 million for the three months ended March 2009 and February 2008 and one month ended December 2008, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
Financial Advisory	$527	$663	$72

Equity underwriting	48	172	19
Debt underwriting	248	337	44

Total Underwriting	296	509	63

Total net revenues	823	1,172	135
Operating expenses	705	940	169

Pre-tax earnings/(loss)	$118	$232	$(34)

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
 (in billions)

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
Announced mergers and acquisitions	$161	$141	$22
Completed mergers and acquisitions	227	142	10
Equity and equity-related offerings (2)	2	10	2
Debt offerings (3)	77	62	22

(1)	Source: Thomson Reuters. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

(2)	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended March 2009 versus February 2008.  Net revenues in Investment Banking of $823 million for the first quarter of 2009 decreased 30% compared with the first quarter of 2008.

Net revenues in Financial Advisory of $527 million decreased 21% compared with the first quarter of 2008, reflecting lower levels of deal activity. Net revenues in our Underwriting business of $296 million decreased 42% compared with the first quarter of 2008. Net revenues in equity underwriting were significantly lower, primarily reflecting a significant decline in industry-wide equity and equity-related offerings. Net revenues in debt underwriting were also significantly lower, primarily due to a decline in leveraged finance activity. Our investment banking transaction backlog decreased during the quarter. (1)

Operating expenses of $705 million for the first quarter of 2009 decreased 25% compared with the first quarter of 2008, primarily due to decreased compensation and benefits expenses resulting from lower levels of discretionary compensation. Pre-tax earnings of $118 million in the first quarter of 2009 decreased 49% compared with the first quarter of 2008.

One Month Ended December 2008.  Net revenues in Investment Banking were $135 million for the month of December 2008. Net revenues in Financial Advisory were $72 million, reflecting very low levels of industry-wide completed mergers and acquisitions activity. Net revenues in our Underwriting business were $63 million, reflecting continued challenging market conditions across equity and leveraged finance markets. Our investment banking transaction backlog decreased from the end of fiscal year 2008. (1)

Operating expenses were $169 million for the month of December 2008. Pre-tax loss was $34 million for the month of December 2008.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
FICC	$6,557	$3,142	$(320)

Equities trading	1,027	1,276	363
Equities commissions	974	1,238	251

Total Equities	2,001	2,514	614

ICBC	(151)	(135)	228

Gross gains	672	552	213
Gross losses	(1,933)	(962)	(1,243)

Net other corporate and real estate investments	(1,261)	(410)	(1,030)
Overrides	4	13	1

Total Principal Investments	(1,408)	(532)	(801)

Total net revenues	7,150	5,124	(507)
Operating expenses	4,873	3,743	875

Pre-tax earnings/(loss)	$2,277	$1,381	$(1,382)

Three Months Ended March 2009 versus February 2008.  Net revenues in Trading and Principal Investments of $7.15 billion increased 40% compared with the first quarter of 2008.

Net revenues in FICC of $6.56 billion were more than double the amount in the first quarter of 2008. These results reflected particularly strong performance in interest rate products, commodities and credit products, as FICC operated in a generally favorable environment characterized by client-driven activity, particularly in more liquid products, and high levels of volatility. However, illiquid assets generally continued to decline in value. Net revenues in currencies were solid, but lower compared with a particularly strong first quarter of 2008. Results in mortgages were higher compared with a difficult first quarter of 2008. During the quarter, credit products included losses from corporate debt and private equity investments, and mortgages included a loss of approximately $800 million (excluding hedges) on commercial mortgage loans and securities. In the first quarter of 2008, credit products included a loss of approximately $1 billion, net of hedges, related to non-investment-grade credit origination activities, and mortgages included a net loss of approximately $1 billion on residential mortgage loans and securities.

Net revenues in Equities of $2.00 billion decreased 20% compared with the first quarter of 2008. Net revenues in the shares business were lower compared with the first quarter of 2008 due to lower commissions, primarily reflecting lower levels of activity outside of the U.S. Net revenues in derivatives were solid, but lower compared with the first quarter of 2008. Results in principal strategies were also lower compared with the first quarter of 2008. During the quarter, Equities operated in an environment generally characterized by continued weakness in global equity markets and high, but declining, levels of volatility.

Principal Investments recorded a net loss of $1.41 billion for the first quarter of 2009. These results included net losses of $640 million from real estate principal investments and $621 million from corporate principal investments, as well as a $151 million loss related to our investment in the ordinary shares of ICBC.

Operating expenses of $4.87 billion for the first quarter of 2009 increased 30% compared with the first quarter of 2008, due to increased compensation and benefits expenses, resulting from higher levels of discretionary compensation, and impairment charges of approximately $300 million related to real estate assets of consolidated entities held for investment purposes during the first quarter of 2009. These increases were partially offset by lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities. Pre-tax earnings of $2.28 billion in the first quarter of 2009 increased 65% compared with the first quarter of 2008.

One Month Ended December 2008.  Trading and Principal Investments recorded negative net revenues of $507 million for the month of December 2008.

FICC recorded negative net revenues of $320 million for the month of December 2008. Results in credit products included a loss of approximately $1 billion (net of hedges) related to non-investment-grade credit origination activities, primarily reflecting a writedown of approximately $850 million related to the bridge and bank loan facilities held in LyondellBasell Finance Company. In addition, results in mortgages included a net loss of approximately $625 million (excluding hedges) on commercial mortgage loans and securities. Interest rate products, currencies and commodities each produced strong results for the month of December 2008. During the month of December, although market opportunities were favorable for certain businesses, FICC operated in an environment generally characterized by continued weakness in the broader credit markets.

Net revenues in Equities were $614 million for the month of December 2008. These results reflected lower commission volumes and lower net revenues from derivatives compared with average monthly levels in 2008, as well as weak results in principal strategies. During the month of December, Equities operated in an environment characterized by continued weakness in global equity markets and continued high levels of volatility.

Principal Investments recorded a net loss of $801 million for the month of December 2008. These results included net losses of $529 million from real estate principal investments and $501 million from corporate principal investments, partially offset by a gain of $228 million related to our investment in the ordinary shares of ICBC.

Operating expenses were $875 million for the month of December 2008. Pre-tax loss was $1.38 billion for the month of December 2008.

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

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
	2009	2008	2008
Management and other fees	$931	$1,123	$318
Incentive fees	18	194	1

Total Asset Management	949	1,317	319
Securities Services	503	722	236

Total net revenues	1,452	2,039	555
Operating expenses	1,205	1,493	329

Pre-tax earnings	$247	$546	$226

Assets under management include our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month-end. Assets under management do not include:

•	assets in brokerage accounts that generate commissions, mark-ups and spreads based on transactional activity;

•	our own investments in funds that we manage; or

•	non-fee-paying assets, including interest-bearing deposits held through our depository institution subsidiaries.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of
	March 31,	February 29,	December 31,	November 30,
	2009	2008	2008	2008	2007
Alternative investments (1)	$141	$148	$145	$146	$151
Equity	101	214	114	112	255
Fixed income	248	259	253	248	256

Total non-money market assets	490	621	512	506	662
Money markets	281	252	286	273	206

Total assets under management	$771 (2)	$873	$798	$779	$868

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

(2)	Excludes the federal agency pass-through mortgage-backed securities account managed for the Federal Reserve.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months		Three Months	One Month
	Ended March 31,		Ended February 29,	Ended December 31,
	2009		2008	2008
Balance, beginning of period	$798		$868	$779

Net inflows/(outflows)
Alternative investments	(2)		(2)	(2)
Equity	(1)		(17)	(2)
Fixed income	(3)		2	(3)

Total non-money market net inflows/(outflows)	(6)		(17)	(7)
Money markets	(5)		46	13

Total net inflows/(outflows)	(11	) (1)	29	6

Net market appreciation/(depreciation)	(16)		(24)	13

Balance, end of period	$771		$873	$798

(1)	Excludes the federal agency pass-through mortgage-backed securities account managed for the Federal Reserve.

Three Months Ended March 2009 versus February 2008.  Net revenues in Asset Management and Securities Services of $1.45 billion decreased 29% compared with the first quarter of 2008.

Asset Management net revenues of $949 million decreased 28% compared with the first quarter of 2008, due to lower management and other fees, reflecting lower assets under management, principally due to market depreciation, and lower incentive fees. During the quarter, assets under management decreased $27 billion to $771 billion, due to $16 billion of market depreciation, primarily in equity assets, and $11 billion of net outflows.

Securities Services net revenues of $503 million decreased 30% compared with the first quarter of 2008. The decrease in net revenues primarily reflected the impact of lower customer balances.

Operating expenses of $1.21 billion for the first quarter of 2009 decreased 19% compared with the first quarter of 2008, primarily due to decreased compensation and benefits expenses resulting from lower levels of discretionary compensation, and lower distribution fees, primarily reflecting lower assets under management, principally due to market depreciation. Pre-tax earnings of $247 million decreased 55% compared with the first quarter of 2008.

One Month Ended December 2008.  Net revenues in Asset Management and Securities Services were $555 million for the month of December 2008.

Asset Management net revenues were $319 million for the month of December 2008. During the month of December, assets under management increased $19 billion to $798 billion due to $13 billion of market appreciation, primarily in fixed income and equity assets, and $6 billion of net inflows. Net inflows reflected inflows in money market assets, partially offset by outflows in fixed income, equity and alternative investment assets.

Securities Services net revenues were $236 million for the month of December 2008. These results reflected favorable changes in the composition of securities lending balances, but were negatively impacted by a decline in total average customer balances.

Operating expenses were $329 million for the month of December 2008. Pre-tax earnings were $226 million for the month of December 2008.

Geographic Data

See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

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

We enter into these arrangements for a variety of business purposes, including the securitization of commercial and residential mortgages, government and corporate bonds, and other types of financial assets. Other reasons for entering into these arrangements include underwriting client securitization transactions; providing secondary market liquidity; making investments in performing and nonperforming debt, equity, real estate and other assets; providing investors with credit-linked and asset-repackaged notes; and receiving or providing letters of credit to satisfy margin requirements and to facilitate the clearance and settlement process.

We engage in transactions with variable interest entities (VIEs) and qualifying special-purpose entities (QSPEs). Asset-backed financing vehicles are critical to the functioning of several significant investor markets, including the mortgage-backed and other asset-backed securities markets, since they offer investors access to specific cash flows and risks created through the securitization process. Our financial interests in, and derivative transactions with, such nonconsolidated entities are accounted for at fair value, in the same manner as our other financial instruments, except in cases where we apply the equity method of accounting.

We did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of March 2009, December 2008 or November 2008.

In December 2007, the American Securitization Forum (ASF) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (ASF Framework). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention measures for securitized subprime residential mortgages that meet certain criteria. For certain eligible loans as defined in the ASF Framework, servicers may presume default is reasonably foreseeable and apply a fast-track loan modification plan, under which the loan interest rate will be kept at the then current rate for a period up to five years following the upcoming reset date. Mortgage loan modifications of these eligible loans will not affect our accounting treatment for QSPEs that hold the subprime loans.

The following table sets forth where a discussion of off-balance-sheet arrangements may be found in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q:

Type of Off-Balance-Sheet Arrangement	Disclosure in Quarterly Report on Form 10-Q

Retained interests or other continuing involvement relating to assets transferred by us to nonconsolidated entities	See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Leases, letters of credit, and loans and other commitments	See “— Contractual Obligations” below and Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Guarantees	See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other obligations, including contingent obligations, arising out of variable interests we have in nonconsolidated entities	See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Derivative contracts	See “— Critical Accounting Policies” above, and “— Risk Management” and “— Derivatives” below and Notes 3 and 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, see Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our consolidation policies.

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements but may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to extreme and adverse changes in our business and market environments. As of March 2009, our total shareholders’ equity was $63.55 billion (consisting of common shareholders’ equity of $47.05 billion and preferred stock of $16.51 billion). As of November 2008, our total shareholders’ equity was $64.37 billion (consisting of common shareholders’ equity of $47.90 billion and preferred stock of $16.47 billion). As of December 2008, our total shareholders’ equity was $63.05 billion (consisting of common shareholders’ equity of $46.57 billion and preferred stock of $16.48 billion). In addition to total shareholders’ equity, we consider our $5.00 billion of junior subordinated debt issued to trusts to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Capital Requirements

The Federal Reserve Board is the primary U.S. regulator of Group Inc. As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. Our bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements. Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action (PCA) that is applicable to GS Bank USA, Goldman Sachs and its bank depository institution subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. Goldman Sachs and its bank depository institution subsidiaries’ capital levels, as well as GS Bank USA’s PCA classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Many of our subsidiaries, including GS&Co. and our other broker-dealer subsidiaries, are subject to separate regulation and capital requirements as described below under “— Subsidiary Capital Requirements.”

We continue to disclose our capital ratios in accordance with the capital guidelines applicable to us before we became a bank holding company in September 2008, when we were regulated by the SEC as a Consolidated Supervised Entity (CSE). These guidelines were generally consistent with those set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). Subsequent to becoming a bank holding company, we no longer report the CSE capital ratios to the SEC and the CSE program has been discontinued.

Beginning with the first quarter of 2009, we are also reporting estimated capital ratios in accordance with the regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). These ratios are used by the Federal Reserve Board and other U.S. Federal banking agencies in the supervisory review process, including the assessment of our capital adequacy.

Consolidated Capital Ratios

The following table sets forth information regarding our capital ratios as of March 2009, November 2008 and December 2008 calculated in the same manner (generally consistent with Basel II) as when we were regulated by the SEC as a CSE:

	As of
	March	November	December
	2009	2008	2008
	($ in millions)
I. Tier 1 and Total Allowable Capital
Common shareholders’ equity	$47,046	$47,898	$46,571
Preferred stock	16,507	16,471	16,483
Junior subordinated debt issued to trusts	5,000	5,000	5,000
Less: Goodwill	(3,528)	(3,523)	(3,526)
Less: Disallowable intangible assets	(1,610)	(1,386)	(1,620)
Less: Other deductions (1)	(1,783)	(1,823)	(1,278)

Tier 1 Capital	61,632	62,637	61,630
Other components of Total Allowable Capital
Qualifying subordinated debt (2)	13,606	13,703	13,717
Less: Other deductions (1)	(184)	(690)	(101)

Total Allowable Capital	$75,054	$75,650	$75,246

II. Risk-Weighted Assets
Market risk	$156,504	$176,646	$175,252
Credit risk	188,548	184,055	208,243
Operational risk	39,600	39,675	39,675

Total Risk-Weighted Assets	$384,652	$400,376	$423,170

III. Tier 1 Capital Ratio	16.0%	15.6%	14.6%
IV. Total Capital Ratio	19.5%	18.9%	17.8%

(1)	Principally includes the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

(2)	Substantially all of our existing subordinated debt qualifies as Total Allowable Capital for CSE purposes.

We are currently working to implement the Basel II framework as applicable to us as a bank holding company (as opposed to as a CSE). U.S. banking regulators have incorporated the Basel II framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., transition to Basel II over the next several years.

Our Risk-Weighted Assets (RWAs), as applicable to us when we were regulated as a CSE, are driven by the amount of market risk, credit risk and operational risk associated with our business activities in a manner generally consistent with methodologies set out in Basel II. The methodologies used to compute RWAs for each of market risk, credit risk and operational risk are closely aligned with our risk management practices. See “— Market Risk” and “— Credit Risk” below for a discussion of how we manage risks in our trading and principal investing businesses. See “— Equity Capital” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 2008 for further details on the methodologies used to calculate RWAs.

The following table sets forth information regarding our estimated capital ratios as of March 2009 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on Basel I. The calculation of these estimated ratios includes certain market risk measures that are under review by the Federal Reserve Board, as part of our transition to bank holding company status. The calculation of these estimated ratios has not been reviewed with the Federal Reserve Board and, accordingly, these ratios may be revised in subsequent filings.

As of
March 2009
($ in millions)
Tier 1 Capital
Common shareholders’ equity	$47,046
Preferred stock	16,507
Junior subordinated debt issued to trusts	5,000
Less: Goodwill	(3,528)
Less: Disallowable intangible assets	(1,610)
Less: Other deductions (1)	(6,733)

Tier 1 Capital	56,682
Tier 2 Capital
Qualifying subordinated debt (2)	13,606
Less: Other deductions (1)	(184)

Tier 2 Capital	$13,422

Total Capital	$70,104

Total Risk-Weighted Assets	$415,112

Tier 1 Capital Ratio	13.7%
Total Capital Ratio	16.9%
Tier 1 Leverage Ratio	5.9%

(1)	Principally includes non-financial equity investments and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidating entities.

(2)	Substantially all of our existing subordinated debt qualifies as Tier 2 capital for Basel I purposes.

Our estimated Tier 1 leverage ratio is defined as Tier 1 capital under Basel I divided by adjusted average total assets (which includes adjustments for disallowed goodwill and certain intangible assets).

Federal Reserve Board regulations require bank holding companies to maintain a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. The required minimum Tier 1 capital ratio and total capital ratio in order to be considered a “well capitalized” bank holding company under the Federal Reserve Board guidelines are 6% and 10%, respectively. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s capital measure for market risk. Other bank holding companies must have a minimum Tier 1 leverage ratio of 4%. Our RWAs, as calculated under Basel I, are driven by the amount of market risk and credit risk associated with our business activities. Further details on the methodologies used to calculate RWAs under Basel I are set forth below.

Risk-Weighted Assets under Basel I

There are several differences between the methodology for computing capital ratios under Basel I and the Basel II-based regulations that were applicable to us when we were regulated by the SEC as a CSE. An important difference is that the capital requirements for principal investments are recorded as a deduction from shareholders’ equity in order to arrive at Tier I capital under Basel I; under Basel II, there is no such deduction in the computation of Tier I capital, but rather the capital requirements for principal investments are expressed as risk-weighted assets. In addition, under Basel II, there are capital requirements for operational risk, while the capital requirements for credit risk are based on regulator-approved internal models and estimates; under Basel I, there are no capital requirements for operational risk and the capital requirements for credit risk are based on percentages (including percentages of the notional underliers of derivative contracts) that are prescribed by regulation.

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

GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department (NYSBD) and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel I, as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. In order to be considered a “well capitalized” depository institution under the Federal Reserve Board guidelines, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. In November 2008, we contributed subsidiaries into GS Bank USA. In connection with this contribution, GS Bank USA agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%.

The following table sets forth information regarding GS Bank USA’s capital ratios under Basel I, as implemented by the Federal Reserve Board, as of March 2009 and December 2008.

	As of
	March	December
	2009	2008
Tier 1 Capital Ratio	10.8%	8.7%
Total Capital Ratio	14.5%	12.0%
Tier 1 Leverage Ratio	9.1%	8.0	% (1)

(1)	Calculated using adjusted average total assets for the one-month period ended December 2008.

As agreed with the Federal Reserve Board in February 2009, GS Bank USA amended the methodology for calculating aspects of its Tier 1 capital and total capital ratios. This methodology change has been incorporated into the calculations of GS Bank USA’s March 2009 and December 2008 Tier 1 capital and total capital ratios.

GS Bank USA is currently working to implement the Basel II framework. Similar to our requirement as a bank holding company, GS Bank USA is required to transition to Basel II over the next several years.

Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA and GS Bank Europe, subject to certain exceptions. In November 2008, as noted above, we contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

GS Bank Europe, our regulated Irish bank, is subject to minimum capital requirements imposed by the Irish Financial Services Regulatory Authority. Several other subsidiaries of Goldman Sachs are regulated by securities, investment advisory, banking, insurance, and other regulators and authorities around the world. Goldman Sachs International (GSI), our regulated U.K. broker-dealer, is subject to minimum capital requirements imposed by the Financial Services Authority (FSA). Goldman Sachs Japan Co., Ltd., our regulated Japanese broker-dealer, is subject to minimum capital requirements imposed by Japan’s Financial Services Agency. As of March 2009, November 2008 and December 2008, these subsidiaries were in compliance with their local capital requirements.

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

Equity investments in subsidiaries are generally funded with parent company equity capital, commensurate with the entity’s risk of loss. As of March 2009, November 2008 and December 2008, Group Inc.’s equity investment in subsidiaries was $62.45 billion, $51.70 billion and $57.81 billion, respectively, compared with its total shareholders’ equity of $63.55 billion, $64.37 billion and $63.05 billion.

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

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of the firm’s senior unsecured obligations. In addition, GS Bank USA has been assigned a long-term issuer rating as well as ratings on its long-term and short-term bank deposits. The level and composition of our equity capital are among the many factors considered in determining our credit ratings. Each agency has its own definition of eligible capital and methodology for evaluating capital adequacy, and assessments are generally based on a combination of factors rather than a single calculation. See “— Liquidity and Funding Risk — Credit Ratings” below for further information regarding our credit ratings.

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

Share Repurchase Program.  Subject to the limitations of the U.S. Treasury’s TARP Capital Purchase Program described in Note 9 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and under “— Equity Capital — Equity Capital Management — Preferred Stock” in our Annual Report on Form 10-K for the fiscal year ended November 28, 2008, we seek to use our share repurchase program to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock, in each case subject to the limit imposed under the U.S. Treasury’s TARP Capital Purchase Program.

As of March 2009, we were authorized to repurchase up to 60.8 million additional shares of common stock pursuant to our repurchase program. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

See Note 9 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Other Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios and book value per common share:

	As of
	March		November		December
	2009		2008		2008
	($ in millions, except per share amounts)
Total assets	$925,290		$884,547		$1,112,225
Adjusted assets (1)	535,767		528,161		726,116
Total shareholders’ equity	63,553		64,369		63,054
Tangible equity capital (2)	63,415		64,186		62,908
Leverage ratio (3)	14.6	x	13.7	x	17.6	x
Adjusted leverage ratio (4)	8.4	x	8.2	x	11.5	x
Debt to equity ratio (5)	3.0	x	2.6	x	2.9	x
Common shareholders’ equity	$47,046		$47,898		$46,571
Tangible common shareholders’ equity (6)	41,908		42,715		41,425
Book value per common share (7)	$98.82		$98.68		$95.84
Tangible book value per common share (8)	88.02		88.00		85.25

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses and federal funds sold, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total assets in order to be consistent with the calculation of tangible equity capital and the adjusted leverage ratio (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		March	November	December
		2009	2008	2008
		(in millions)
Total assets		$925,290	$884,547	$1,112,225
Deduct:	Securities borrowed	(228,245)	(180,795)	(203,341)
	Securities purchased under agreements to resell, at fair value, and federal funds sold	(143,155)	(122,021)	(129,532)
Add:	Trading liabilities, at fair value	147,221	175,972	186,031
	Less derivative liabilities	(90,620)	(117,695)	(121,622)

	Subtotal	56,601	58,277	64,409
Deduct:	Cash and securities segregated for regulatory and other purposes	(69,586)	(106,664)	(112,499)
	Goodwill and identifiable intangible assets, excluding power contracts	(5,138)	(5,183)	(5,146)

Adjusted assets		$535,767	$528,161	$726,116

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		March	November	December
		2009	2008	2008
		(in millions)
Total shareholders’ equity		$63,553	$64,369	$63,054
Add:	Junior subordinated debt issued to trusts	5,000	5,000	5,000
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts	(5,138)	(5,183)	(5,146)

Tangible equity capital		$63,415	$64,186	$62,908

(3)	The leverage ratio equals total assets divided by total shareholders’ equity. This ratio is different from the Tier 1 leverage ratios included in “— Equity Capital — Consolidated Capital Requirements” and “— Equity Capital — Subsidiary Capital Requirements” above.

(4)	The adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets, excluding power contracts. We do not deduct identifiable intangible assets associated with power contracts from total shareholders’ equity because, unlike other intangible assets, less than 50% of these assets are supported by common shareholders’ equity. We believe that tangible common shareholders’ equity is meaningful because it is one of the measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		March	November	December
		2009	2008	2008
		(in millions)
Total shareholders’ equity		$63,553	$64,369	$63,054
Deduct:	Preferred stock	(16,507)	(16,471)	(16,483)

Common shareholders’ equity		47,046	47,898	46,571
Deduct:	Goodwill and identifiable intangible assets, excluding power contracts	(5,138)	(5,183)	(5,146)

Tangible common shareholders’ equity		$41,908	$42,715	$41,425

(7)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 476.1 million, 485.4 million and 485.9 million and as of March 2009, November 2008 and December 2008, respectively.

(8)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of March 2009:

Contractual Obligations
(in millions)

	Remainder	2010-	2012-	2014-
	of 2009	2011	2013	Thereafter	Total
Unsecured long-term borrowings (1)(2)(3)	$—	$34,203	$47,552	$106,779	$188,534
Secured long-term financings (1)(2)(4)	—	6,893	4,900	3,055	14,848
Contractual interest payments (5)	5,434	13,445	10,579	32,185	61,643
Insurance liabilities (6)	449	953	782	4,453	6,637
Minimum rental payments	374	781	518	1,637	3,310
Purchase obligations	587	122	24	24	757

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $17.69 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159, primarily consisting of hybrid financial instruments and prepaid physical commodity transactions.

(4)	These obligations are reported within “Other secured financings” in the condensed consolidated statements of financial condition and include $9.18 billion accounted for at fair value under SFAS No. 159.

(5)	Represents estimated future interest payments related to unsecured long-term borrowings and secured long-term financings based on applicable interest rates as of March 2009. Includes stated coupons, if any, on structured notes.

(6)	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

As of March 2009, our unsecured long-term borrowings were $188.53 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of March 2009, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.31 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the first quarter of 2009, we incurred exit costs of $16 million related to our office space (included in “Occupancy” and “Depreciation and Amortization” in the condensed consolidated statements of earnings). We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

As of March 2009, included in purchase obligations was $456 million of construction-related obligations. As of March 2009, our construction-related obligations include commitments of $404 million, related to our new headquarters in New York City, which is expected to cost between $2.1 billion and $2.3 billion. We have partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table.

See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our commitments, contingencies and guarantees.

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

In addition to applying business judgment, senior management uses a number of quantitative tools to manage our exposure to market risk for “Trading assets, at fair value” and “Trading liabilities, at fair value” in the condensed consolidated statements of financial condition. These tools include:

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Average for the
	Three Months	Three Months	One Month
	Ended March	Ended February	Ended December
Risk Categories	2009	2008	2008
Interest rates	$218	$106	$221
Equity prices	38	89	40
Currency rates	38	31	44
Commodity prices	40	38	40
Diversification effect (2)	(94)	(107)	(102)

Total	$240	$157	$243

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $240 million for the first quarter of 2009 from $157 million for the first quarter of 2008, principally due to an increase in the interest rate category, partially offset by a decrease in the equity price category. The increase in interest rates was primarily due to higher levels of exposure and volatility, and wider credit spreads. The decrease in equity prices was primarily due to lower levels of exposures.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was $(1) million and $(2) million as of March 2009 and December 2008, respectively. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was $7 million (including hedges) as of both March 2009 and December 2008.

Daily VaR (1)
(in millions)

	As of			Three Months Ended		One Month Ended
	March	November	December	March 2009		December 2008
Risk Categories	2009	2008	2008	High	Low	High	Low
Interest rates	$242	$228	$209	$252	$192	$229	$209
Equity prices	40	38	33	54	32	50	32
Currency rates	43	36	44	61	24	55	36
Commodity prices	48	33	42	53	33	50	31
Diversification effect (2)	(107)	(91)	(97)

Total	$266	$244	$231	$285	$208	$253	$231

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR increased to $266 million as of March 2009 from $231 million as of December 2008, primarily due to an increase in the interest rate category, partially offset by an increase in the diversification benefit across risk categories. The increase in interest rates was principally due to higher levels of volatility, partially offset by lower levels of exposure.

Our daily VaR decreased to $231 million as of December 2008 from $244 million as of November 2008, primarily due to a decrease in the interest rate category. The decrease in interest rates was principally due to lower levels of exposure.

The following chart presents our daily VaR during the last four quarters and the one month ended December 2008:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following charts set forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended March 2009 and the one month ended December 2008:

Daily Trading Net Revenues
 For the Quarter Ended March 2009
($ in millions)

Daily Trading Net Revenues
 For the One Month Ended December 2008
($ in millions)

(1)	Includes one day on which the firm incurred negative trading net revenues of $859 million, principally reflecting a writedown of approximately $850 million related to the bridge and bank loan facilities held in LyondellBasell Finance Company.

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2009. Trading losses incurred on a single day exceeded our 95% one-day VaR on one occasion during the one month ended December 2008.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

		10% Sensitivity
		Amount as of
Asset Categories	10% Sensitivity Measure	March 2009	November 2008	December 2008
		(in millions)

Trading Risk (1)
Equity (2)	Underlying asset value	$667	$790	$772
Debt (3)	Underlying asset value	521	808	796

Non-trading Risk
ICBC	ICBC ordinary share price	212	202	225
Other Equity (4)	Underlying asset value	982	1,155	1,129
Debt (5)	Underlying asset value	689	694	734
Real Estate (6)	Underlying asset value	942	1,330	1,229

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to private and restricted public equity securities held within the FICC and Equities components of our Trading and Principal Investments segment.

(3)	Primarily relates to acquired portfolios of distressed loans (primarily backed by commercial and residential real estate collateral), loans backed by commercial real estate, and corporate debt held within the FICC component of our Trading and Principal Investments segment.

(4)	Primarily relates to interests in our merchant banking funds that invest in corporate equities.

(5)	Primarily relates to interests in our merchant banking funds that invest in corporate mezzanine debt instruments.

(6)	Primarily relates to interests in our merchant banking funds that invest in real estate. Such funds typically employ leverage as part of the investment strategy. This sensitivity measure is based on our percentage ownership of the underlying asset values in the funds and unfunded commitments to the funds.

The decrease in our 10% sensitivity measures as of March 2009 from December 2008 for other equity (excluding ICBC) and debt positions in our non-trading portfolio was due to dispositions and to a decrease in the fair value of the portfolio. The decrease for equity and debt positions from December 2008 in our trading portfolio and real estate positions in our non-trading portfolio was primarily due to decreases in the fair value of the portfolios.

The decrease in our 10% sensitivity measures as of December 2008 from November 2008 for real estate positions in our non-trading portfolio was due to a decrease in the fair value of our portfolio.

In addition to the positions included in VaR and the other risk measures described above, as of March 2009, we held approximately $11.35 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $7.36 billion of money market instruments, $942 million of U.S. government, federal agency and sovereign obligations, $1.57 billion of corporate debt securities and other debt obligations, and $1.16 billion of mortgage and other asset-backed loans and securities. As of November 2008, we held approximately $10.39 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $2.86 billion of money market instruments, $3.08 billion of U.S. government, federal agency and sovereign obligations, $2.87 billion of corporate debt securities and other debt obligations, and $1.22 billion of mortgage and other asset-backed loans and securities. As of December 2008, we held approximately $10.20 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $7.21 billion of money market instruments, $992 million of U.S. government, federal agency and sovereign obligations, $912 million of corporate debt securities and other debt obligations, and $774 million of mortgage and other asset-backed loans and securities. In addition, as of March 2009, November 2008 and December 2008, we held commitments and loans under the William Street credit extension program. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our William Street credit extension program.

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

As of March 2009, November 2008 and December 2008, we held $103.37 billion (11% of total assets), $53.98 billion (6% of total assets) and $245.96 billion (22% of total assets), respectively, of U.S. government and federal agency obligations included in “Trading assets, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition. As of March 2009, November 2008 and December 2008, we held $38.42 billion (4% of total assets), $21.13 billion (2% of total assets) and $32.00 billion (3% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of Japan and the United Kingdom. In addition, as of March 2009, November 2008 and December 2008, $110.63 billion, $126.27 billion and $131.75 billion of our securities purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes”), respectively, were collateralized by U.S. government and federal agency obligations. As of March 2009, November 2008 and December 2008, $77.99 billion, $65.37 billion and $71.07 billion of our securities purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations, principally consisting of securities issued by the governments of Germany and Japan. As of March 2009, November 2008 and December 2008, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets. However, over the past several years, the amount and duration of our credit exposures with respect to OTC derivatives has been increasing, due to, among other factors, the growth of our OTC derivative activities and market evolution toward longer-dated transactions. A further discussion of our derivative activities follows below.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by risk type and by remaining contractual maturity:

OTC Derivatives
(in millions)

Assets	As of March 2009
	0 - 12	1 - 5	5 - 10	10 Years
Risk Type	Months	Years	Years	or Greater	Total

Interest rates	$17,345	$50,529	$33,168	$34,425	$135,467
Credit derivatives	8,889	44,484	19,183	11,349	83,905
Currencies	14,026	11,541	5,431	5,371	36,369
Commodities	13,406	10,734	684	165	24,989
Equities	15,366	7,337	1,447	127	24,277
Netting across risk types (1)	(4,977)	(8,165)	(4,023)	(4,028)	(21,193)

Subtotal	$64,055 (4)	$116,460	$55,890	$47,409	$283,814

Cross maturity netting (2)					(37,087)
Cash collateral netting (3)					(149,081)

Total					$97,646

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Risk Type	Months	Years	Years	or Greater	Total

Interest rates	$8,012	$18,360	$14,384	$19,041	$59,797
Credit derivatives	8,125	15,697	6,367	11,618	41,807
Currencies	14,467	9,080	3,464	1,842	28,853
Commodities	13,950	7,390	1,268	1,152	23,760
Equities	11,639	1,309	575	85	13,608
Netting across risk types (1)	(4,977)	(8,165)	(4,023)	(4,028)	(21,193)

Subtotal	$51,216 (4)	$43,671	$22,035	$29,710	$146,632

Cross maturity netting (2)					(37,087)
Cash collateral netting (3)					(27,065)

Total					$82,480

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across risk types within a maturity category, pursuant to credit support agreements.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $38.39 billion and $31.75 billion, respectively.

OTC Derivatives
(in millions)

Assets	As of November 2008
	0 - 12	1 - 5	5 - 10	10 Years
Risk Type	Months	Years	Years	or Greater	Total

Interest rates	$16,220	$43,864	$35,050	$40,649	$135,783
Credit derivatives	10,364	45,596	20,110	13,788	89,858
Currencies	28,056	12,191	5,980	4,137	50,364
Commodities	13,660	12,717	1,175	1,681	29,233
Equities	17,830	4,742	3,927	1,061	27,560
Netting across risk types (1)	(6,238)	(9,160)	(3,515)	(3,802)	(22,715)

Subtotal	$79,892 (4)	$109,950	$62,727	$57,514	$310,083

Cross maturity netting (2)					(48,750)
Cash collateral netting (3)					(137,160)

Total					$124,173

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Risk Type	Months	Years	Years	or Greater	Total

Interest rates	$8,004	$16,152	$17,456	$26,399	$68,011
Credit derivatives	6,591	20,958	10,301	13,610	51,460
Currencies	29,130	13,755	4,109	2,051	49,045
Commodities	12,685	10,391	1,575	827	25,478
Equities	14,016	4,741	1,751	320	20,828
Netting across risk types (1)	(6,238)	(9,160)	(3,515)	(3,802)	(22,715)

Subtotal	$64,188 (4)	$56,837	$31,677	$39,405	$192,107

Cross maturity netting (2)					(48,750)
Cash collateral netting (3)					(34,009)

Total					$109,348

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across risk types within a maturity category, pursuant to credit support agreements.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $56.72 billion and $51.26 billion, respectively.

OTC Derivatives
(in millions)

Assets	As of December 2008
	0 - 12	1 - 5	5 - 10	10 Years
Risk Type	Months	Years	Years	or Greater	Total

Interest rates	$18,555	$52,533	$40,243	$45,283	$156,614
Credit derivatives	9,390	45,310	20,117	13,167	87,984
Currencies	22,357	13,143	6,337	5,948	47,785
Commodities	17,480	13,598	932	211	32,221
Equities	16,410	5,309	3,338	1,077	26,134
Netting across risk types (1)	(4,670)	(10,855)	(5,224)	(3,956)	(24,705)

Subtotal	$79,522 (4)	$119,038	$65,743	$61,730	$326,033

Cross maturity netting (2)					(48,014)
Cash collateral netting (3)					(154,686)

Total					$123,333

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Risk Type	Months	Years	Years	or Greater	Total

Interest rates	$11,558	$20,772	$19,249	$29,759	$81,338
Credit derivatives	6,612	23,390	8,196	11,033	49,231
Currencies	20,821	13,773	4,854	1,971	41,419
Commodities	16,736	9,411	1,234	747	28,128
Equities	13,274	4,090	1,253	7	18,624
Netting across risk types (1)	(4,670)	(10,855)	(5,224)	(3,956)	(24,705)

Subtotal	$64,331 (4)	$60,581	$29,562	$39,561	$194,035

Cross maturity netting (2)					(48,014)
Cash collateral netting (3)					(32,912)

Total					$113,109

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across risk types within a maturity category, pursuant to credit support agreements.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $53.37 billion and $44.72 billion, respectively.

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

The following table sets forth the distribution, by credit rating, of our exposure with respect to OTC derivatives by remaining contractual maturity, both before and after consideration of the effect of collateral and netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

OTC Derivative Credit Exposure
(in millions)

	As of March 2009
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$4,699	$6,734	$5,994	$2,964	$20,391	$(8,178)	$12,213	$11,509
AA/Aa2	18,619	40,015	22,228	10,095	90,957	(71,881)	19,076	16,025
A/A2	21,148	39,369	16,955	19,767	97,239	(66,342)	30,897	25,220
BBB/Baa2	8,185	19,413	6,833	12,571	47,002	(31,280)	15,722	10,358
BB/Ba2 or lower	8,734	9,922	3,568	1,652	23,876	(8,116)	15,760	10,339
Unrated	2,670	1,007	312	360	4,349	(371)	3,978	3,314

Total	$64,055 (1)	$116,460	$55,890	$47,409	$283,814	$(186,168)	$97,646	$76,765

	As of November 2008
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$5,700	$7,000	$4,755	$2,726	$20,181	$(6,765)	$13,416	$12,328
AA/Aa2	26,040	37,378	30,293	18,084	111,795	(78,085)	33,710	29,438
A/A2	22,374	34,796	15,317	20,498	92,985	(58,744)	34,241	28,643
BBB/Baa2	11,844	19,200	7,635	13,302	51,981	(29,791)	22,190	16,155
BB/Ba2 or lower	13,161	10,403	4,035	2,711	30,310	(12,515)	17,795	11,212
Unrated	773	1,173	692	193	2,831	(10)	2,821	1,550

Total	$79,892 (1)	$109,950	$62,727	$57,514	$310,083	$(185,910)	$124,173	$99,326

	As of December 2008
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$6,519	$8,097	$6,189	$3,404	$24,209	$(9,411)	$14,798	$14,000
AA/Aa2	24,400	44,195	29,257	18,237	116,089	(84,013)	32,076	28,262
A/A2	19,164	35,463	18,228	23,386	96,241	(64,383)	31,858	24,289
BBB/Baa2	12,593	19,906	7,814	14,354	54,667	(34,454)	20,213	13,424
BB/Ba2 or lower	14,477	10,575	4,089	1,949	31,090	(10,376)	20,714	14,270
Unrated	2,369	802	166	400	3,737	(63)	3,674	2,626

Total	$79,522 (1)	$119,038	$65,743	$61,730	$326,033	$(202,700)	$123,333	$96,871

(1)	Includes fair values of OTC derivative assets, maturing within six months, of $38.39 billion, $56.72 billion and $53.37 billion as of March 2009, November 2008 and December 2008, respectively.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate.

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

Excess Liquidity

Our most important liquidity policy is to pre-fund what we estimate will be our likely cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Our businesses are diverse, and our cash needs are driven by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger unsecured debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our unsecured liabilities and our funding costs.

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

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities), as well as overnight cash deposits, of our Global Core Excess:

	Three Months	Year Ended	One Month
	Ended March	November	Ended December
	2009	2008	2008
	(in millions)
U.S. dollar-denominated	$120,952	$78,048	$103,152
Non-U.S. dollar-denominated	42,789	18,677	36,196

Total Global Core Excess	$163,741	$96,725	$139,348

The U.S. dollar-denominated excess is comprised of only unencumbered U.S. government securities, U.S. agency securities and highly liquid U.S. agency mortgage-backed securities, all of which are eligible as collateral in Federal Reserve open market operations, as well as overnight cash deposits. Our non-U.S. dollar-denominated excess is comprised of only unencumbered French, German, United Kingdom and Japanese government bonds and overnight cash deposits in highly liquid currencies. We strictly limit our Global Core Excess to this narrowly defined list of securities and cash because we believe they are highly liquid, even in a difficult funding environment. We do not believe that other potential sources of excess liquidity, such as lower-quality unencumbered securities or committed credit facilities, are as reliable in a liquidity crisis.

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

(1)   The Global Core Excess excludes liquid assets of $4.44 billion held separately by William Street Funding Corporation. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the William Street credit extension program.

In addition to our Global Core Excess, we have a significant amount of other unencumbered securities as a result of our business activities. These assets, which are located in the U.S., Europe and Asia, include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.

We maintain our Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess, as well as overnight cash deposits, and our other unencumbered assets averaged $196.54 billion, $163.41 billion and $175.48 billion for the three months ended March 2009, year ended November 2008 and one month ended December 2008, respectively.

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

In order to avoid reliance on asset sales, our goal is to ensure that we have sufficient total capital (unsecured long-term borrowings plus total shareholders’ equity) to fund our balance sheet for at least one year. The target amount of our total capital is based on an internal liquidity model which incorporates, among other things, the following long-term financing requirements:

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

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The following table sets forth our aggregate holdings in these categories of financial instruments:

	As of
	March	November	December
	2009	2008	2008
	(in millions)
Mortgage and other asset-backed loans and securities	$15,446	$22,393	$20,094
Bank loans and bridge loans (1)	21,211	21,839	20,516
Emerging market debt securities	1,357	2,827	1,605
High-yield and other debt obligations	10,137	9,998	10,598
Private equity and real estate fund investments (2)	14,644	18,171	17,012
Emerging market equity securities	3,695	2,665	2,866
ICBC ordinary shares (3)	5,754	5,496	6,125
SMFG convertible preferred stock	1,231	1,135	1,305
Other restricted public equity securities	276	568	602
Other investments in funds (4)	2,625	2,714	2,581

(1)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(2)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $1.11 billion, $1.16 billion and $1.15 billion as of March 2009, November 2008 and December 2008, respectively, for which Goldman Sachs does not bear economic exposure.

(3)	Includes interests of $3.64 billion, $3.48 billion and $3.87 billion as of March 2009, November 2008 and December 2008, respectively, held by investment funds managed by Goldman Sachs.

(4)	Includes interests in other investment funds that we manage.

A significant portion of these assets are funded through secured funding markets or nonrecourse financing. We focus on funding these assets on a secured basis with long contractual maturities to reduce refinancing risk in periods of market stress.

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

We fund a substantial portion of our inventory on a secured basis, which we believe provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to the underlying collateral. However, we recognize that the terms or availability of secured funding, particularly overnight funding, can deteriorate rapidly in a difficult environment. To help mitigate this risk, we raise the majority of our funding for durations longer than overnight. We seek longer terms for secured funding collateralized by lower-quality assets, as we believe these funding transactions may pose greater refinancing risk. The weighted average life of our secured funding, excluding funding collateralized by highly liquid securities, such as U.S., French, German, United Kingdom and Japanese government bonds, and U.S. agency securities, exceeded 100 days as of March 2009.

Our liquidity also depends, to an important degree, on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of March 2009, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $44.60 billion. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

We issue long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the first quarter of 2015:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of March 2009 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into short-term floating rate obligations in order to minimize our exposure to interest rates and foreign exchange movements.

We issue substantially all of our unsecured debt without provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.

As of March 2009, our bank depository institution subsidiaries had $44.50 billion in customer deposits, including $30.00 billion of deposits from bank sweep programs and $14.50 billion of certificates of deposit and other time deposits with a weighted average maturity of three years. Since September 2008, GS Bank USA has had access to funding through the Federal Reserve Bank discount window. While we do not rely on funding through the Federal Reserve Bank discount window in our liquidity modeling and stress testing, we maintain policies and procedures necessary to access this funding.

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

Since the latter half of 2008, we have been unable to raise significant amounts of long-term unsecured debt in the public markets, other than as a result of the issuance of securities guaranteed by the FDIC under the TLGP. It is unclear when we will regain access to the public long-term unsecured debt markets on customary terms or whether any similar program will be available after the TLGP’s scheduled October 2009 expiration. However, we continue to have access to short-term funding and to a number of sources of secured funding, both in the private markets and through various government and central bank sponsored initiatives.

Over the past year, a number of U.S. regulatory agencies have taken steps to enhance the liquidity support available to financial services companies such as Group Inc., GS&Co., GSI and GS Bank USA. Some of these steps include:

•	The Federal Reserve Bank of New York established the Primary Dealer Credit Facility in March 2008 to provide overnight funding to primary dealers in exchange for a specified range of collateral. In September 2008, the eligible collateral was expanded to include all collateral eligible in tri-party repurchase arrangements with the major clearing banks, and the facility was made available to GSI. This facility is scheduled to expire on October 30, 2009.

•	The Federal Reserve Board introduced a new Term Securities Lending Facility (TSLF) in March 2008, which extended the term for which the Federal Reserve Board will lend U.S. Treasury securities to primary dealers from overnight to 28 days and, in September 2008, expanded the types of assets that can be used as collateral under the TSLF to include all investment-grade debt securities (rather than just U.S. Treasury, agency and certain AAA-rated asset-backed securities). This facility is scheduled to expire on October 30, 2009.

•	In October 2008, the Federal Reserve Board established the Commercial Paper Funding Facility (CPFF) to serve as a funding backstop to facilitate the issuance of term commercial paper by eligible issuers. Through the CPFF, the Federal Reserve Bank of New York will finance the purchase of unsecured and asset-backed highly rated, U.S. dollar-denominated, three-month commercial paper from eligible issuers through its primary dealers. The facility is scheduled to expire on October 30, 2009. Our available funding under the CPFF is approximately $11 billion.

•	The FDIC’s TLGP, which was established in October 2008, provides a guarantee of certain newly issued senior unsecured debt issued by eligible entities, including Group Inc. and GS Bank USA, as well as funds over $250,000 in non-interest-bearing transaction deposit accounts held by FDIC-insured banks (such as GS Bank USA). The debt guarantee is available, subject to limitations, for debt issued through October 31, 2009 and the deposit coverage lasts through December 31, 2009. We are able to have outstanding approximately $35 billion of debt under the TLGP that is issued prior to October 31, 2009. As of March 2009 and May 1, 2009, we had outstanding $29.84 billion of senior unsecured debt (comprised of $9.10 billion of short-term and $20.74 billion of long-term) and $27.96 billion of senior unsecured debt (comprised of $7.27 billion of short-term and $20.69 billion of long-term), respectively, under the TLGP.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2009, Group Inc. had $27.37 billion of such equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $23.21 billion invested in GSI, a regulated U.K. broker-dealer; $2.61 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.88 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $19.65 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $75.61 billion of unsubordinated loans and $19.04 billion of collateral provided to these entities as of March 2009, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The following table sets forth our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) as of March 2009:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	A	A (low)
Fitch, Inc.	F1+	A+	A	A–
Moody’s Investors Service (1)	P-1	A1	A2	A3
Standard & Poor’s Ratings Services	A-1	A	A–	BBB
Rating and Investment Information, Inc.	a-1+	AA–	Not Applicable	Not Applicable

(1)	GS Bank USA has been assigned a Long-Term Issuer rating of Aa3 as well as a rating of Aa3 for Long-Term Bank Deposits and a rating of P-1 for Short-Term Bank Deposits.

On January 27, 2009, Fitch Inc. lowered Group Inc.’s ratings on Long-Term Debt (from AA– to A+), Subordinated Debt (from A+ to A) and Preferred Stock (from A+ to A–). On April 20, 2009, Dominion Bond Rating Service Limited lowered Group Inc.’s ratings on Preferred Stock (from A (low) to BBB) and retained its outlook of “negative.”

Based on our credit ratings as of March 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $941 million and $2.14 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

Cash Flows

As a global financial institution, our cash flows are complex and interrelated and bear little relation to our net earnings and net assets and, consequently, we believe that traditional cash flow analysis is less meaningful in evaluating our liquidity position than the excess liquidity and asset-liability management policies described above. Cash flow analysis may, however, be helpful in highlighting certain macro trends and strategic initiatives in our businesses.

Three Months Ended March 2009.  Our cash and cash equivalents increased by $21.61 billion to $35.42 billion at the end of the first quarter of 2009. We raised $22.52 billion in net cash from operating and financing activities, primarily in bank deposits and unsecured long-term borrowings. We used net cash of $913 million in our investing activities.

Three Months Ended February 2008.  Our cash and cash equivalents increased by $333 million to $10.62 billion at the end of the first quarter of 2008. We raised $26.43 billion in net cash from financing activities, primarily in bank deposits and unsecured long-term borrowings. We used net cash of $26.10 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

One Month Ended December 2008.  Our cash and cash equivalents decreased by $1.94 billion to $13.81 billion at the end of the one month ended December 2008. We raised $12.01 billion in net cash from financing activities, primarily in unsecured long-term borrowings and bank deposits. We used net cash of $13.95 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

Recent Accounting Developments

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding Recent Accounting Developments.

Cautionary Statement Pursuant to the U.S. Private Securities
Litigation Reform Act of 1995

We have included or incorporated by reference in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 28, 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 28, 2008.

Certain of the information regarding our capital ratios, as calculated in accordance with Basel I, is based on certain market risk measures that are under review by the Federal Reserve Board. This information is subject to change as the calculation of these ratios has not been reviewed with the Federal Reserve Board, and these ratios may be revised in subsequent filings.

Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended November 28, 2008 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 28, 2008.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in Part I, Item 2 above.

Item 4:	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the U.S. Securities Exchange Act of 1934 (Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 28, 2008.

IPO Process Matters

In the lawsuits alleging that the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements to “tie” allocations to higher customer brokerage commission rates as well as purchase orders in the aftermarket, on April 2, 2009, the parties entered into a definitive settlement agreement, subject to court approval.

In the actions asserting violations of, and seeking short-swing profit recovery under, Section 16 of the Exchange Act, the district court granted defendants’ motions to dismiss by a decision dated March 12, 2009. On March 31, 2009, plaintiff appealed from the dismissal order.

In the lawsuit brought by an official committee of unsecured creditors on behalf of eToys, Inc., by a decision dated February 10, 2009, the court permitted Plaintiff to amend the complaint and denied GS&Co.’s cross-motion to dismiss.

Research Independence Matters

In the lawsuit alleging that Group Inc., GS&Co. and Henry M. Paulson, Jr. violated the federal securities laws in connection with the firm’s research activities, the Goldman Sachs defendants’ petition for review of the district court’s class certification ruling was denied by the U.S. Court of Appeals for the Second Circuit on March 19, 2009.

Enron Litigation Matters

In the actions seeking to recover as fraudulent transfers and/or preferences payments by Enron Corp. in repurchasing its commercial paper, the settlement became final and was consummated.

Specialist Matters

By a decision dated March 14, 2009, the district court granted plaintiffs’ motion for class certification. On April 13, 2009, defendants filed a petition with the U.S. Court of Appeals for the Second Circuit seeking review of the certification ruling.

Treasury Matters

On February 2, 2009, GS&Co. renewed its motion for summary judgment as to the remaining claims.

Executive Compensation Litigation

In the action relating to Group Inc.’s 2007 proxy statement, by a decision dated December 19, 2008, the district court granted defendants’ motion to dismiss. Plaintiff appealed on January 13, 2009.

In the action relating to Group Inc.’s 2008 proxy statement, defendants moved to dismiss on April 6, 2009.

On March 24, 2009, the same plaintiff filed an action in New York Supreme Court, New York County against Group Inc., its directors and certain senior executives alleging violation of Delaware statutory and common law in connection with substantively similar allegations regarding stock option awards. On April 14, 2009, Group Inc. removed the action to the U.S. District Court for the Southern District of New York and has moved to transfer to the district court judge presiding over the other actions described in this section and to dismiss.

Washington Mutual Securities Litigation

On December 8, 2008, the underwriter defendants including GS&Co. moved to dismiss.

IndyMac Pass-Through Certificates Litigation

GS&Co. is among numerous underwriters named as defendants in a putative securities class action filed on January 20, 2009 in California state court and removed to the U.S. District Court for the Central District of California on March 4, 2009. As to the underwriters, plaintiffs allege that the offering documents in connection with various securitizations of mortgage-related assets violated the disclosure requirements of the federal securities laws. The defendants include IndyMac-related entities formed in connection with the securitizations, the underwriters of the offerings, certain ratings agencies which evaluated the credit quality of the securities, and certain former officers and directors of IndyMac affiliates. GS&Co. underwrote approximately $2.94 billion principal amount of the securities at issue in the complaint.

On July 11, 2008, IndyMac Bank was placed under a Federal Deposit Insurance Company receivership, and on July 31, 2008, IndyMac Bancorp, Inc. filed for Chapter 7 bankruptcy in the U.S. Bankruptcy Court in Los Angeles, California.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the four months ended March 27, 2009.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
Month #1	—	—	—	60,852,478
(November 29, 2008 to December 26, 2008)
Month #2	—	—	—	60,852,478
(December 27, 2008 to January 30, 2009)
Month #3	14,372 (3)	$84.50 (3)	14,372 (3)	60,838,106
(January 31, 2009 to February 27, 2009)
Month #4	—	—	—	60,838,106
(February 28, 2009 to March 27, 2009)

Total (2)	14,372		14,372

(1)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. Prior to October 28, 2011, unless we have redeemed all the preferred stock issued to the U.S. Treasury on October 28, 2008 or unless the U.S. Treasury has transferred all the preferred stock to a third party, subject to limited exceptions, the consent of the U.S. Treasury will be required for us to repurchase our common stock in an aggregate amount greater than the increase in the number of diluted shares outstanding (as reported in our Quarterly Report on Form 10-Q for the three months ended August 29, 2008) resulting from the grant, vesting or exercise of equity-based compensation to employees and equitably adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction.

The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock, in each case subject to the limit described in the prior paragraph. The total remaining authorization under the repurchase program was 60,838,106 shares as of April 24, 2009; the repurchase program has no set expiration or termination date.

(2)	Goldman Sachs generally does not repurchase shares of its common stock as part of the repurchase program during self-imposed “black-out” periods, which run from the last two weeks of a fiscal quarter through and including the date of the earnings release for such quarter.

(3)	Relates to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business.

Item 6:	Exhibits

Exhibits:

10.1	General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S-3, filed March 19, 2009).

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer
Date: May 5, 2009