Form 10-Q
period 2009-06-26
GOLDMAN SACHS GROUP INC
filed 2009-08-05
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 26, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 24, 2009, there were 511,236,761 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 26, 2009

INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three and six months ended June 26, 2009 and May 30, 2008	2
	Condensed Consolidated Statements of Financial Condition as of June 26, 2009 and November 28, 2008	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 26, 2009 and year ended November 28, 2008	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 2009 and May 30, 2008	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 26, 2009 and May 30, 2008	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	76
	Statistical Disclosures	77

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	81

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	139

Item 4:	Controls and Procedures	139

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	140

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	142

Item 4:	Submission of Matters to a Vote of Security Holders	143

Item 6:	Exhibits	144

SIGNATURES		145
EX-10.1: LETTER TO MR. JAMES J. SCHIRO
EX-12.1:STATEMENT RE: COMPUTATION OF RATIONS OF EARNINGS TO FIXED CHARGES AND RATIOS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15.1:LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1: RULE 13A-14(A) CERTIFICATIONS
EX-32.1: SECTION 1350 CERTIFICATIONS
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions, except per share amounts)

Revenues
Investment banking	$1,440	$1,685	$2,263	$2,851
Trading and principal investments	9,322	5,239	15,028	10,116
Asset management and securities services	957	1,221	1,946	2,562

Total non-interest revenues	11,719	8,145	19,237	15,529

Interest income	3,470	9,498	7,832	20,743
Interest expense	1,428	8,221	3,883	18,515

Net interest income	2,042	1,277	3,949	2,228

Net revenues, including net interest income	13,761	9,422	23,186	17,757

Operating expenses
Compensation and benefits	6,649	4,522	11,361	8,523

Brokerage, clearing, exchange and distribution fees	574	741	1,110	1,531
Market development	82	126	150	270
Communications and technology	173	192	346	379
Depreciation and amortization	426	220	975	474
Occupancy	242	234	483	470
Professional fees	145	185	280	363
Other expenses	441	370	823	772

Total non-compensation expenses	2,083	2,068	4,167	4,259

Total operating expenses	8,732	6,590	15,528	12,782

Pre-tax earnings	5,029	2,832	7,658	4,975
Provision for taxes	1,594	745	2,409	1,377

Net earnings	3,435	2,087	5,249	3,598
Preferred stock dividends	717	36	872	80

Net earnings applicable to common shareholders	$2,718	$2,051	$4,377	$3,518

Earnings per common share
Basic	$5.27	$4.80	$8.81	$8.18
Diluted	4.93	4.58	8.42	7.81

Dividends declared per common share	$0.35	$0.35	$0.35	$0.70

Average common shares outstanding
Basic	514.1	427.5	495.7	430.3
Diluted	551.0	447.4	520.1	450.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	June	November
	2009	2008
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$22,177	$15,740
Cash and securities segregated for regulatory and other purposes (includes $32,038 and $78,830 at fair value as of June 2009 and November 2008, respectively)	53,813	106,664
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $138,339 and $116,671 at fair value as of June 2009 and November 2008, respectively)	138,339	122,021
Securities borrowed (includes $87,018 and $59,810 at fair value as of June 2009 and November 2008, respectively)	218,544	180,795
Receivables from brokers, dealers and clearing organizations	21,934	25,899
Receivables from customers and counterparties (includes $1,913 and $1,598 at fair value as of June 2009 and November 2008, respectively)	50,381	64,665
Trading assets, at fair value (includes $31,135 and $26,313 pledged as collateral as of June 2009 and November 2008, respectively)	355,251	338,325
Other assets	29,105	30,438

Total assets	$889,544	$884,547

Liabilities and shareholders’ equity
Deposits (includes $5,045 and $4,224 at fair value as of June 2009 and November 2008, respectively)	$41,457	$27,643
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	132,982	62,883
Securities loaned (includes $12,194 and $7,872 at fair value as of June 2009 and November 2008, respectively)	20,289	17,060
Other secured financings (includes $17,480 and $20,249 at fair value as of June 2009 and November 2008, respectively)	30,297	38,683
Payables to brokers, dealers and clearing organizations	11,028	8,585
Payables to customers and counterparties	185,353	245,258
Trading liabilities, at fair value	147,297	175,972
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $14,920 and $23,075 at fair value as of June 2009 and November 2008, respectively)	35,173	52,658
Unsecured long-term borrowings (includes $19,897 and $17,446 at fair value as of June 2009 and November 2008, respectively)	191,242	168,220
Other liabilities and accrued expenses (includes $2,162 and $978 at fair value as of June 2009 and November 2008, respectively)	31,613	23,216

Total liabilities	826,731	820,178

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $8,100 and $18,100 as of June 2009 and November 2008, respectively	6,957	16,471
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 749,041,990 and 680,953,836 shares issued as of June 2009 and November 2008, respectively, and 510,736,634 and 442,537,317 shares outstanding as of June 2009 and November 2008, respectively	7	7
Restricted stock units and employee stock options	5,187	9,284
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	40,342	31,071
Retained earnings	42,827	39,913
Accumulated other comprehensive loss	(350)	(202)
Common stock held in treasury, at cost, par value $0.01 per share; 238,305,356 and 238,416,519 shares as of June 2009 and November 2008, respectively	(32,157)	(32,175)

Total shareholders’ equity	62,813	64,369

Total liabilities and shareholders’ equity	$889,544	$884,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months
	Ended		Year Ended
	June 2009 (1)		November 2008
	(in millions)

Preferred stock
Balance, beginning of period	$16,483		$3,100
Issued	—		13,367
Accretion	48		4
Repurchased	(9,574)		—

Balance, end of period	6,957		16,471
Common stock
Balance, beginning of period	7		6
Issued	—		1

Balance, end of period	7		7
Restricted stock units and employee stock options
Balance, beginning of period	9,463		9,302
Issuance and amortization of restricted stock units and employee stock options	959		2,254
Delivery of common stock underlying restricted stock units	(5,174)		(1,995)
Forfeiture of restricted stock units and employee stock options	(60)		(274)
Exercise of employee stock options	(1)		(3)

Balance, end of period	5,187		9,284
Additional paid-in capital
Balance, beginning of period	31,070		22,027
Issuance of common stock	5,750		5,750
Issuance of common stock warrants	—		1,633
Delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	5,303		2,331
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(849)		(1,314)
Preferred and common stock issuance costs	—		(1)
Excess net tax benefit/(provision) related to share-based compensation	(930)		645
Cash settlement of share-based compensation	(2)		—

Balance, end of period	40,342		31,071
Retained earnings
Balance, beginning of period	38,579		38,642
Cumulative effect of adjustment from adoption of FIN 48	—		(201)

Balance, beginning of period, after cumulative effect of adjustments	38,579		38,441
Net earnings	5,249		2,322
Dividends and dividend equivalents declared on common stock and restricted stock units	(197)		(642)
Dividends declared on preferred stock	(756)		(204)
Preferred stock accretion	(48)		(4)

Balance, end of period	42,827		39,913
Accumulated other comprehensive income/(loss)
Balance, beginning of period	(372)		(118)
Currency translation adjustment, net of tax	(29)		(98)
Pension and postretirement liability adjustment, net of tax	17		69
Net unrealized gains/(losses) on available-for-sale securities, net of tax	34		(55)

Balance, end of period	(350)		(202)
Common stock held in treasury, at cost
Balance, beginning of period	(32,176)		(30,159)
Repurchased	(2	) (2)	(2,037)
Reissued	21		21

Balance, end of period	(32,157)		(32,175)

Total shareholders’ equity	$62,813		$64,369

(1)	In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. The beginning of period for the six months ended June 2009 is December 26, 2008.

(2)	Relates to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business and shares withheld to satisfy withholding tax requirements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June	May
	2009	2008
	(in millions)

Cash flows from operating activities
Net earnings	$5,249	$3,598
Non-cash items included in net earnings
Depreciation and amortization	1,176	654
Share-based compensation	907	894
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	58,895	35,265
Net receivables from brokers, dealers and clearing organizations	2,715	(1,485)
Net payables to customers and counterparties	(37,786)	54,916
Securities borrowed, net of securities loaned	(16,490)	(15,196)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(136,246)	(89,500)
Trading assets, at fair value	172,389	28,881
Trading liabilities, at fair value	(38,731)	(32,154)
Other, net	3,942	35

Net cash provided by/(used for) operating activities	16,020	(14,092)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(653)	(1,033)
Proceeds from sales of property, leasehold improvements and equipment	50	55
Business acquisitions, net of cash acquired	(208)	(2,199)
Proceeds from sales of investments	140	80
Purchase of available-for-sale securities	(1,904)	(2,556)
Proceeds from sales of available-for-sale securities	1,803	2,090

Net cash used for investing activities	(772)	(3,563)
Cash flows from financing activities
Unsecured short-term borrowings, net	(10,965)	(7,286)
Other secured financings (short-term), net	(6,531)	(8,341)
Proceeds from issuance of other secured financings (long-term)	3,400	5,014
Repayment of other secured financings (long-term), including the current portion	(2,850)	(3,648)
Proceeds from issuance of unsecured long-term borrowings	20,875	31,790
Repayment of unsecured long-term borrowings, including the current portion	(16,805)	(11,751)
Preferred stock repurchased	(9,574)	—
Derivative contracts with a financing element, net	1,815	155
Deposits, net	9,327	14,148
Common stock repurchased	(2)	(1,761)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(1,495)	(393)
Proceeds from issuance of common stock, including stock option exercises	5,893	170
Excess tax benefit related to share-based compensation	38	582
Cash settlement of share-based compensation	(2)	—

Net cash provided by/(used for) financing activities	(6,876)	18,679

Net increase in cash and cash equivalents	8,372	1,024
Cash and cash equivalents, beginning of period	13,805	10,282

Cash and cash equivalents, end of period	$22,177	$11,306

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $4.58 billion and $18.68 billion during the six months ended June 2009 and May 2008, respectively.

Cash payments for income taxes, net of refunds, were $1.81 billion and $1.39 billion during the six months ended June 2009 and May 2008, respectively.

Non-cash activities:
The firm assumed $16 million and $610 million of debt in connection with business acquisitions during the six months ended June 2009 and May 2008, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions)

Net earnings	$3,435	$2,087	$5,249	$3,598
Currency translation adjustment, net of tax	(54)	(21)	(29)	(12)
Pension and postretirement liability adjustment, net of tax	8	6	17	6
Net unrealized gains/(losses) on available-for-sale securities, net of tax	53	23	34	(12)

Comprehensive income	$3,442	$2,095	$5,271	$3,580

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

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. Voting interest entities are consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” as amended. The usual condition for a controlling financial interest in an entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has a majority voting interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) 46-R, “Consolidation of Variable Interest Entities,” the firm determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE’s expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the firm performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to its variable interest holders, the firm utilizes the “top down” method. Under this method, the firm calculates its share of the VIE’s expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the firm’s position in the capital structure of the VIE, under various probability-weighted scenarios. The firm reassesses its initial evaluation of an entity as a VIE and its initial determination of whether the firm is the primary beneficiary of a VIE upon the occurrence of certain reconsideration events as defined in FIN 46-R. See “— Recent Accounting Developments” below for information regarding amendments to FIN 46-R.

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” sets forth the criteria an entity must satisfy to be a QSPE. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, such as whether a derivative is considered passive and the level of discretion a servicer may exercise, including, for example, determining when default is reasonably foreseeable. In accordance with SFAS No. 140 and FIN 46-R, the firm does not consolidate QSPEs. See “— Recent Accounting Developments” below for information regarding amendments to SFAS No. 140.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment either in accordance with Accounting Principles Board Opinion (APB) No. 18, “The Equity Method of Accounting for Investments in Common Stock” or at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In general, the firm accounts for investments acquired subsequent to the adoption of SFAS No. 159 at fair value. In certain cases, the firm may apply the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant. See “— Revenue Recognition — Other Financial Assets and Financial Liabilities at Fair Value” below for a discussion of the firm’s application of SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and generally does not hold a majority of the economic interests in these funds. The firm has generally provided the third-party investors with rights to terminate the funds or to remove the firm as the general partner. As a result, the firm does not consolidate these funds. These fund investments are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

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

In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. This change in the firm’s fiscal year-end resulted in a one-month transition period that began on November 29, 2008 and ended on December 26, 2008. The firm’s financial information for this fiscal transition period is included in the firm’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2009. On April 13, 2009, the Board of Directors of Group Inc. (the Board) approved a change in the firm’s fiscal year-end from the last Friday of December to December 31, beginning with fiscal 2009. Fiscal 2009 began on December 27, 2008 and will end on December 31, 2009. The firm’s third fiscal quarter in 2009 will end on the last Friday of September. Beginning in the fourth quarter of 2009, the firm’s fiscal year will end on December 31.

In the condensed consolidated statements of earnings, cash flows and comprehensive income, the firm compares the three and six month periods, as applicable, ended June 26, 2009 with the previously reported three and six month periods ended May 30, 2008. Financial information for the three and six months ended June 27, 2008 has not been included in this Form 10-Q for the following reasons: (i) the three and six months ended May 30, 2008 provide a meaningful comparison for the three and six months ended June 26, 2009; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and six months ended June 27, 2008 were presented in lieu of results for the three and six months ended May 30, 2008; and (iii) it was not practicable or cost justified to prepare this information.

All references to June 2009 and May 2008, unless specifically stated otherwise, refer to the firm’s three-month fiscal periods ended, or the dates, as the context requires, June 26, 2009 and May 30, 2008, respectively. All references to November 2008, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 28, 2008. All references to 2009, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, December 31, 2009. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Use of Estimates

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles that require management to make certain estimates and assumptions. The most important of these estimates and assumptions relate to fair value measurements, the accounting for goodwill and identifiable intangible assets, discretionary compensation accruals and the provision for potential losses that may arise from litigation and regulatory proceedings and tax audits. Although these and other estimates and assumptions are based on the best available information, actual results could be materially different from these estimates.

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

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings;

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions and certain hybrid financial instruments;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of the firm’s matched book and certain firm financing activities;

•	certain deposits issued by Goldman Sachs Bank USA (GS Bank USA), as well as securities held by GS Bank USA;

•	certain receivables from customers and counterparties, including certain margin loans, transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards;

•	certain insurance and reinsurance contracts and certain guarantees; and

•	in general, investments acquired after the adoption of SFAS No. 159 where the firm has significant influence over the investee and would otherwise apply the equity method of accounting.

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

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs, to determine fair value when markets are not active and

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

relevant observable inputs are not available. In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. The firm’s fair value measurement policies are consistent with the guidance in both FSP No. FAS 157-3 and FSP No. FAS 157-4. See “— Recent Accounting Developments” below for further information regarding FSP No. FAS 157-4.

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

•	Cash Instruments. The firm’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most government obligations, active listed equities and certain money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy. In accordance with SFAS No. 157, the firm does not adjust the quoted price for such instruments, even in situations where the firm holds a large position and a sale could reasonably impact the quoted price.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, investment-grade corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, certain state, municipal and provincial obligations and certain money market securities and loan commitments. Such instruments are generally classified within level 2 of the fair value hierarchy.

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

Management’s judgment is required to determine the appropriate risk-adjusted discount rate for cash trading instruments that are classified within level 3 of the fair value hierarchy and that have little or no price transparency as a result of decreased volumes and lower levels of trading activity. In such situations, the firm’s valuation is adjusted to approximate rates which market participants would likely consider appropriate for relevant credit and liquidity risks.

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

Collateralized Agreements and Financings.  Collateralized agreements consist of resale agreements and securities borrowed. Collateralized financings consist of repurchase agreements, securities loaned and other secured financings. Interest on collateralized agreements and collateralized financings is recognized in “Interest income” and “Interest expense,” respectively, in the condensed consolidated statements of earnings over the life of the transaction.

•	Resale and Repurchase Agreements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent collateralized financing transactions. The firm receives securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate. As noted above, resale and repurchase agreements are carried in the condensed consolidated statements of financial condition at fair value under SFAS No. 159. Resale and repurchase agreements are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Resale and repurchase agreements are presented on a net-by-counterparty basis when the requirements of FIN 41, “Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements,” or FIN 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned within Securities Services, relating to both customer activities and, to a lesser extent, certain firm financing activities, are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. As noted above, securities borrowed and loaned within Trading and Principal Investments, which are related to the firm’s matched book and certain firm financing activities, are recorded at fair value under SFAS No. 159. These securities borrowed and loaned transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy.

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. As noted above, the firm has elected to apply SFAS No. 159 to transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through the firm’s William Street program and certain other nonrecourse financings, for which the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. These other secured financing transactions are generally classified within level 2 of the fair value hierarchy. Other

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

The firm pays cash dividend equivalents on outstanding restricted stock units. Dividend equivalents paid on restricted stock units are generally charged to retained earnings. Dividend equivalents paid on restricted stock units expected to be forfeited are included in compensation expense. The firm adopted Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” in the first quarter of fiscal 2009. Accordingly, the tax benefit related to dividend equivalents paid on restricted stock units is accounted for as an increase to additional paid-in capital. Prior to the adoption of EITF Issue No. 06-11, the firm accounted for this tax benefit as a reduction to income tax expense. See “— Recent Accounting Developments” below for further information on EITF Issue No. 06-11.

In certain cases, primarily related to the death of an employee or conflicted employment (as outlined in the applicable award agreements), the firm may cash settle share-based compensation awards. For awards accounted for as equity instruments, additional paid-in capital is adjusted to the extent of the difference between the current value of the award and the grant-date value of the award.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists, Designated Market Maker (DMM) rights and the value of business acquired (VOBA) in the firm’s insurance subsidiaries, are amortized over their estimated lives in accordance with SFAS No. 142 or, in the case of insurance contracts, in accordance with SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments.” Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 60 and SFAS No. 97. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

Earnings Per Common Share (EPS)

Basic EPS is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock warrants and options and to restricted stock units for which future service is required as a condition to the delivery of the underlying common stock. The firm adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” in the first quarter of fiscal 2009. Accordingly, the firm treats unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. See “— Recent Accounting Developments” below for further information on FSP No. EITF 03-6-1.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of June 2009 and November 2008, “Cash and cash equivalents” on the condensed consolidated statements of financial condition included $6.02 billion and $5.60 billion, respectively, of cash and due from banks and $16.16 billion and $10.14 billion, respectively, of interest-bearing deposits with banks.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Recent Accounting Developments

EITF Issue No. 06-11.  In June 2007, the EITF reached consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 requires that the tax benefit related to dividend equivalents paid on restricted stock units, which are expected to vest, be recorded as an increase to additional paid-in capital. The firm previously accounted for this tax benefit as a reduction to income tax expense. EITF Issue No. 06-11 was applied prospectively for tax benefits on dividend equivalents declared beginning in the first quarter of fiscal 2009. The adoption of EITF Issue No. 06-11 did not have a material effect on the firm’s financial condition, results of operations or cash flows.

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

FASB Staff Position No. EITF 03-6-1.  In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The firm adopted the FSP in the first quarter of fiscal 2009. The impact for the three and six months ended June 2009 to basic earnings per common share was a reduction of $0.02 per common share. There was no impact on diluted earnings per common share. Prior periods have not been restated due to immateriality.

SFAS No. 141(R).  In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations.” SFAS No. 141(R) requires changes to the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the acquiring company must measure and record all of the target’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. The provisions of SFAS No. 141(R) applied to the firm’s business combinations beginning in the first quarter of fiscal 2009. Adoption of SFAS No. 141(R) did not affect the firm’s financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

SFAS No. 160.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 requires that ownership interests in consolidated subsidiaries held by parties other than the parent (i.e., noncontrolling interests) be accounted for and presented as equity, rather than as a liability or mezzanine equity. SFAS No. 160 was effective for the firm beginning in the first quarter of fiscal 2009. Adoption of SFAS No. 160 did not have a material effect on the firm’s financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 140-4 and FIN 46(R)-8.  In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in VIEs, and was effective for the firm beginning in the one-month transition period ended December 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in VIEs, adoption of the FSP did not affect the firm’s financial condition, results of operations or cash flows.

EITF Issue No. 07-5.  In June 2008, the EITF reached consensus on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” EITF Issue No. 07-5 provides guidance about whether an instrument (such as the firm’s outstanding common stock warrants) should be classified as equity and not subsequently recorded at fair value. The firm adopted EITF Issue No. 07-5 in the first quarter of fiscal 2009. Adoption of EITF Issue No. 07-5 did not affect the firm’s financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 157-4.  In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Specifically, the FSP lists factors which should be evaluated to determine whether a transaction is orderly, clarifies that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provides guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The firm adopted FSP No. FAS 157-4 in the second quarter of 2009. Since the firm’s fair value methodologies were consistent with FSP No. FAS 157-4, adoption of the FSP did not affect the firm’s financial condition, results of operations or cash flows.

FASB Staff Position No. FAS 115-2 and FAS 124-2.  In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” Under the FSP, only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Previously, the entire other-than-temporary impairment was recognized in current period earnings. The firm adopted FSP No. FAS 115-2 and FAS 124-2 in the second quarter of 2009. Adoption of the FSP did not have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

FASB Staff Position No. FAS 107-1 and APB 28-1.  In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires that the fair value disclosures prescribed by FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” be included in financial statements prepared for interim periods. The firm adopted FSP No. FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption of the FSP did not affect the firm’s financial condition, results of operations or cash flows.

SFAS No. 165.  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which codifies the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. SFAS No. 165 does not change the definition of a subsequent event (i.e., an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but requires disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. SFAS No. 165 was effective for the firm for the second quarter of 2009. For the second quarter of 2009, the firm evaluated subsequent events through August 4, 2009. Since SFAS No. 165 requires only additional disclosures concerning subsequent events, adoption of the standard did not affect the firm’s financial condition, results of operations or cash flows.

SFAS No. 166 and 167.  In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which change the accounting for securitizations and VIEs. SFAS No. 166 will eliminate the concept of a QSPE, change the requirements for derecognizing financial assets, and require additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. SFAS No. 167 will change the determination of when a VIE should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. Both Statements are effective for fiscal years beginning after November 15, 2009. The firm is currently evaluating the impact of adopting SFAS No. 166 and 167 on its financial condition, results of operations and cash flows.

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

	As of
	June 2009				November 2008
	Assets		Liabilities		Assets		Liabilities
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$16,965	(1)	$—		$8,662	(1)	$—
Government and U.S. federal agency obligations	136,618		48,903		69,653		37,000
Mortgage and other asset-backed loans and securities	13,730		134		22,393		340
Bank loans and bridge loans	18,349		2,419	(4)	21,839		3,108	(4)
Corporate debt securities and other debt obligations	27,926		6,056		27,879		5,711
Equities and convertible debentures	50,955		21,634		57,049		12,116
Physical commodities	682		—		513		2
Derivative contracts	90,026	(2)	68,151	(5)	130,337	(2)	117,695	(5)

Total	$355,251	(3)	$147,297		$338,325	(3)	$175,972

(1)	Includes $4.56 billion and $4.40 billion as of June 2009 and November 2008, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 8 for further information regarding the William Street program.

(2)	Net of cash received pursuant to credit support agreements of $133.34 billion and $137.16 billion as of June 2009 and November 2008, respectively.

(3)	Includes $3.76 billion and $1.68 billion as of June 2009 and November 2008, respectively, of securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale under SFAS No. 115.

(4)	Consists of the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is included in trading assets.

(5)	Net of cash paid pursuant to credit support agreements of $16.31 billion and $34.01 billion as of June 2009 and November 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value Hierarchy

The firm’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

	As of
	June	March	November
	2009	2009	2008
	($ in millions)
Total level 3 assets	$54,444	$59,062	$66,190
Level 3 assets for which the firm bears economic exposure (1)	50,383	54,660	59,574

Total assets	889,544	925,290	884,547
Total financial assets at fair value	614,559	628,639	595,234

Total level 3 assets as a percentage of Total assets	6.1%	6.4%	7.5%
Level 3 assets for which the firm bears economic exposure as a percentage of Total assets	5.7	5.9	6.7

Total level 3 assets as a percentage of Total financial assets at fair value	8.9	9.4	11.1
Level 3 assets for which the firm bears economic exposure as a percentage of Total financial assets at fair value	8.2	8.7	10.0

(1)	Excludes assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

The following tables set forth by level within the fair value hierarchy “Trading assets, at fair value,” “Trading liabilities, at fair value,” and other financial assets and financial liabilities accounted for at fair value under the fair value option as of June 2009 and November 2008. See Note 2 for further information on the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of June 2009
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$8,419		$8,546		$—		$—		$16,965
U.S. government and federal agency obligations	34,720		57,352		—		—		92,072
Non-U.S. government obligations	41,585		2,961		—		—		44,546
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—		1,170		6,839		—		8,009
Loans and securities backed by residential real estate (1)	—		2,085		1,862		—		3,947
Loan portfolios (2)	—		—		1,774		—		1,774
Bank loans and bridge loans	—		8,680		9,669		—		18,349
Corporate debt securities (3)	282		17,932		2,372		—		20,586
State and municipal obligations	31		1,626		1,430		—		3,087
Other debt obligations	—		1,450		2,803		—		4,253
Equities and convertible debentures	20,197		18,079		12,679	(8)	—		50,955
Physical commodities	—		682		—		—		682

Cash instruments	105,234		120,563		39,428		—		265,225
Derivative contracts	333		212,185	(6)	15,016	(6)	(137,508	) (9)	90,026

Trading assets, at fair value	105,567		332,748		54,444		(137,508)		355,251
Securities segregated for regulatory and other purposes	14,846	(5)	17,192	(7)	—		—		32,038
Securities purchased under agreements to resell	—		138,339		—		—		138,339
Securities borrowed	—		87,018		—		—		87,018
Receivables from customers and counterparties	—		1,913		—		—		1,913

Total financial assets at fair value	$120,413		$577,210		$54,444		$(137,508)		$614,559

Level 3 assets for which the firm does not bear economic exposure (4)					(4,061)

Level 3 assets for which the firm bears economic exposure					$50,383

(1)	Includes $5 million and $230 million of CDOs and collateralized loan obligations (CLOs) backed by real estate within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(3)	Includes $222 million and $518 million of CDOs and CLOs backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(4)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(5)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.”

(6)	Includes $46.27 billion and $9.01 billion of credit derivative assets within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(7)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(8)	Consists of private equity and real estate fund investments.

(9)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of June 2009
						Netting and
	Level 1	Level 2		Level 3		Collateral		Total
	(in millions)
U.S. government and federal agency obligations	$22,928	$276		$—		$—		$23,204
Non-U.S. government obligations	25,335	364		—		—		25,699
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	16		4		—		20
Loans and securities backed by residential real estate	—	114		—		—		114
Bank loans and bridge loans	—	1,676		743		—		2,419
Corporate debt securities (1)	39	5,720		260		—		6,019
State and municipal obligations	—	30		—		—		30
Other debt obligations	—	—		7		—		7
Equities and convertible debentures	19,921	1,707		6		—		21,634

Cash instruments	68,223	9,903		1,020		—		79,146
Derivative contracts	202	76,491	(2)	11,940	(2)	(20,482	) (4)	68,151

Trading liabilities, at fair value	68,425	86,394		12,960		(20,482)		147,297
Deposits	—	5,045		—		—		5,045
Securities sold under agreements to repurchase, at fair value	—	132,982		—		—		132,982
Securities loaned	—	12,194		—		—		12,194
Other secured financings	287	9,126		8,067		—		17,480
Unsecured short-term borrowings	—	12,691		2,229		—		14,920
Unsecured long-term borrowings	—	16,470		3,427		—		19,897
Other liabilities and accrued expenses	—	518		1,644		—		2,162

Total financial liabilities at fair value	$68,712	$275,420		$28,327	(3)	$(20,482)		$351,977

(1)	Includes $12 million and $149 million of CDOs and CLOs backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Includes $9.71 billion and $6.52 billion of credit derivative liabilities within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(3)	Level 3 liabilities were 8.0% of Total financial liabilities at fair value.

(4)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of November 2008
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,205		$3,457		$—		$—		$8,662
Government and U.S. federal agency obligations	35,069		34,584		—		—		69,653
Mortgage and other asset-backed loans and securities	—		6,886		15,507		—		22,393
Bank loans and bridge loans	—		9,882		11,957		—		21,839
Corporate debt securities and other debt obligations	14		20,269		7,596		—		27,879
Equities and convertible debentures	25,068		15,975		16,006	(5)	—		57,049
Physical commodities	—		513		—		—		513

Cash instruments	65,356		91,566		51,066		—		207,988
Derivative contracts	24		256,412	(3)	15,124	(3)	(141,223	) (6)	130,337

Trading assets, at fair value	65,380		347,978		66,190		(141,223)		338,325
Securities segregated for regulatory and other purposes	20,030	(2)	58,800	(4)	—		—		78,830
Securities purchased under agreements to resell	—		116,671		—		—		116,671
Securities borrowed	—		59,810		—		—		59,810
Receivables from customers and counterparties	—		1,598		—		—		1,598

Total financial assets at fair value	$85,410		$584,857		$66,190		$(141,223)		$595,234

Level 3 assets for which the firm does not bear economic exposure (1)					(6,616)

Level 3 assets for which the firm bears economic exposure					$59,574

(1)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(2)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value under AICPA SOP 03-1.

(3)	Includes $66.00 billion and $8.32 billion of credit derivative assets within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(4)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(5)	Consists of private equity and real estate fund investments.

(6)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of November 2008
						Netting and
	Level 1	Level 2		Level 3		Collateral		Total
	(in millions)
Government and U.S. federal agency obligations	$36,385	$615		$—		$—		$37,000
Mortgage and other asset-backed loans and securities	—	320		20		—		340
Bank loans and bridge loans	—	2,278		830		—		3,108
Corporate debt securities and other debt obligations	11	5,185		515		—		5,711
Equities and convertible debentures	11,928	174		14		—		12,116
Physical commodities	2	—		—		—		2

Cash instruments	48,326	8,572		1,379		—		58,277
Derivative contracts	21	145,777	(1)	9,968	(1)	(38,071	) (3)	117,695

Trading liabilities, at fair value	48,347	154,349		11,347		(38,071)		175,972
Deposits	—	4,224		—		—		4,224
Securities sold under agreements to repurchase, at fair value	—	62,883		—		—		62,883
Securities loaned	—	7,872		—		—		7,872
Other secured financings	—	16,429		3,820		—		20,249
Unsecured short-term borrowings	—	17,916		5,159		—		23,075
Unsecured long-term borrowings	—	15,886		1,560		—		17,446
Other liabilities and accrued expenses	—	978		—		—		978

Total financial liabilities at fair value	$48,347	$280,537		$21,886	(2)	$(38,071)		$312,699

(1)	Includes $31.20 billion and $4.74 billion of credit derivative liabilities within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(2)	Level 3 liabilities were 7.0% of Total financial liabilities at fair value.

(3)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Unrealized Gains/(Losses)

The table below sets forth a summary of unrealized gains/(losses) on the firm’s level 3 financial assets and financial liabilities at fair value still held at the reporting date for the three and six months ended June 2009 and May 2008:

	Level 3 Unrealized Gains/(Losses)
	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions)
Cash instruments — assets	$(1,932)	$(944)	$(5,597)	$(3,194)
Cash instruments — liabilities	289	—	280	(264)

Net unrealized losses on level 3 cash instruments	(1,643)	(944)	(5,317)	(3,458)
Derivative contracts — net	(1,403)	(447)	(171)	1,900
Other secured financings	(442)	—	(426)	—
Unsecured short-term borrowings	(189)	(18)	(50)	40
Unsecured long-term borrowings	(133)	(71)	(98)	32
Other liabilities and accrued expenses	18	—	81	—

Total level 3 unrealized losses	$(3,792)	$(1,480)	$(5,981)	$(1,486)

Cash Instruments

The net unrealized loss on level 3 cash instruments of $1.64 billion for the three months ended June 2009 primarily consisted of unrealized losses on real estate fund investments, and loans and securities backed by commercial real estate, reflecting continued weakness in the commercial real estate market. The net unrealized loss on level 3 cash instruments of $944 million for the three months ended May 2008 primarily consisted of unrealized losses on certain bank loans and bridge loans, and corporate debt securities and other debt obligations, reflecting weakness in the credit markets. The net unrealized loss on level 3 cash instruments of $5.32 billion for the six months ended June 2009 primarily consisted of unrealized losses on private equity and real estate fund investments, and loans and securities backed by commercial real estate, reflecting weakness in the global equity markets in the first quarter of 2009, as well as weakness in the commercial real estate market. The net unrealized loss on level 3 cash instruments of $3.46 billion for the six months ended May 2008 primarily consisted of unrealized losses on loans and securities backed by commercial and residential real estate, certain bank loans and bridge loans, and corporate debt securities and other debt obligations, reflecting weakness in the broader credit markets.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Contracts

The net unrealized loss on level 3 derivative contracts of $1.40 billion for the three months ended June 2009 was primarily driven by tighter credit spreads (which are level 2 observable inputs) on the underlying instruments. The net unrealized loss of $171 million for the six months ended June 2009 was primarily attributable to tighter credit spreads on the underlying instruments partially offset by increases in commodities prices (which are level 2 observable inputs). The net unrealized loss on level 3 derivative contracts of $447 million for the three months ended May 2008 and net unrealized gain of $1.90 billion for the six months ended May 2008 were primarily attributable to observable changes in underlying credit spreads (which are level 2 inputs). Level 3 gains and losses on derivative contracts should be considered in the context of the following:

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

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities for the three and six months ended June 2009 and May 2008. The tables reflect gains and losses, including gains and losses for the entire period on financial assets and financial liabilities that were transferred to level 3 during the period, for all financial assets and financial liabilities categorized as level 3 as of June 2009 and May 2008, respectively. The tables do not include gains or losses that were reported in level 3 in prior periods for instruments that were sold or transferred out of level 3 prior to the end of the period presented.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning of	Net realized		held at the		and	in and/or out		end of
	period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Three Months Ended June 2009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$7,705	$(207)		$(637)		$(92)	$70		$6,839
Loans and securities backed by residential real estate	2,088	101		(14)		(301)	(12)		1,862
Loan portfolios	1,851	41		(29)		(89)	—		1,774
Bank loans and bridge loans	9,866	169		(74)		(679)	387		9,669
Corporate debt securities	2,648	23		(70)		(161)	(68)		2,372
State and municipal obligations	1,157	3		(5)		(33)	308		1,430
Other debt obligations	3,749	119		(166)		(626)	(273)		2,803
Equities and convertible debentures	13,620	11		(937)		118	(133)		12,679

Total cash instruments — assets	42,684	260	(1)	(1,932	) (1)	(1,863)	279		39,428

Cash instruments — liabilities	(1,304)	(9	) (2)	289	(2)	(31)	35		(1,020)
Derivative contracts — net	4,116	474	(2)	(1,403	) (2)(3)	(141)	30	(4)	3,076
Other secured financings	(7,277)	(15	) (2)	(442	) (2)	90	(423	) (5)	(8,067)
Unsecured short-term borrowings	(3,143)	1	(2)	(189	) (2)	(219)	1,321	(6)	(2,229)
Unsecured long-term borrowings	(1,916)	(25	) (2)	(133	) (2)	54	(1,407	) (6)	(3,427)
Other liabilities and accrued expenses	(1,510)	(11	) (2)	18	(2)	(141)	—		(1,644)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning of	Net realized		held at the		and	in and/or out		end of
	period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Six Months Ended June 2009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$9,170	$(148)		$(1,546)		$(530)	$(107)		$6,839
Loans and securities backed by residential real estate	1,927	183		(123)		(505)	380		1,862
Loan portfolios	4,266	90		(269)		(766)	(1,547	) (7)	1,774
Bank loans and bridge loans	11,169	344		(682)		(1,227)	65		9,669
Corporate debt securities	2,734	163		(349)		13	(189)		2,372
State and municipal obligations	1,356	7		(9)		(219)	295		1,430
Other debt obligations	3,903	68		(211)		(920)	(37)		2,803
Equities and convertible debentures	15,127	7		(2,408)		(56)	9		12,679

Total cash instruments — assets	49,652	714	(1)	(5,597	) (1)	(4,210)	(1,131)		39,428

Cash instruments — liabilities	(1,727)	(2	) (2)	280	(2)	274	155		(1,020)
Derivative contracts — net	3,315	577	(2)	(171	) (2)(3)	(1,446)	801	(8)	3,076
Other secured financings	(4,039)	(21	) (2)	(426	) (2)	(1,053)	(2,528	) (9)	(8,067)
Unsecured short-term borrowings	(4,712)	8	(2)	(50	) (2)	(1,039)	3,564	(9)	(2,229)
Unsecured long-term borrowings	(1,689)	15	(2)	(98	) (2)	225	(1,880	) (9)	(3,427)
Other liabilities and accrued expenses	—	(21	) (2)	81	(2)	(751)	(953	) (10)	(1,644)

(1)	The aggregate amounts include approximately $(2.18) billion and $510 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the three months ended June 2009. The aggregate amounts include approximately $(5.96) billion and $1.08 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the six months ended June 2009.

(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(3)	Primarily resulted from changes in level 2 inputs.

(4)	Principally reflects transfers from level 2 within the fair value hierarchy of credit derivative assets, reflecting reduced transparency of the correlation inputs used to value these financial instruments, offset by transfers to level 2 within the fair value hierarchy of equity derivative assets, reflecting improved transparency of the equity index volatility inputs used to value these financial instruments.

(5)	Principally reflects transfers from level 2 within the fair value hierarchy due to reduced transparency of prices for municipal obligations that collateralize certain secured financings.

(6)	Principally reflects transfers from level 3 unsecured short-term borrowings to level 3 unsecured long-term borrowings related to changes in the terms of certain notes.

(7)	Principally reflects the deconsolidation of certain loan portfolios for which the firm did not bear economic exposure.

(8)	Principally reflects transfers from level 2 within the fair value hierarchy of credit derivative assets, reflecting reduced transparency of certain credit spread inputs used to value these financial instruments, partially offset by transfers to level 2 within the fair value hierarchy of equity derivative assets, reflecting improved transparency of the equity index volatility inputs used to value these financial instruments.

(9)	Principally reflects transfers from level 3 unsecured short-term borrowings to level 3 other secured financings and level 3 unsecured long-term borrowings related to changes in the terms of certain notes.

(10)	Principally reflects transfers from level 2 within the fair value hierarchy of certain insurance contracts, reflecting reduced transparency of mortality curve inputs used to value these instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances		Net transfers		Balance,
	beginning of	Net realized		held at the		and		in and/or out		end of
	period	gains/(losses)		reporting date		settlements		of level 3		period
	(in millions)
Three Months Ended May 2008
Cash instruments — assets	$71,373	$624	(1)	$(944	) (1)	$(2,330	) (4)	$(9,052	) (4)(5)	$59,671
Cash instruments — liabilities	(977)	13	(2)	—		301		82		(581)
Derivative contracts — net	9,394	(8	) (2)	(447	) (2)(3)	68		(2,499	) (6)	6,508
Other secured financings	—	(6	) (2)	—		18		(892	) (7)	(880)
Unsecured short-term borrowings	(3,839)	(134	) (2)	(18	) (2)	357		(203)		(3,837)
Unsecured long-term borrowings	(1,247)	(4	) (2)	(71	) (2)	(603)		(77)		(2,002)

Six Months Ended May 2008
Cash instruments — assets	$53,451	$1,370	(1)	$(3,194	) (1)	$5,422		$2,622	(8)	$59,671
Cash instruments — liabilities	(554)	10	(2)	(264	) (2)	251		(24)		(581)
Derivative contracts — net	2,056	104	(2)	1,900	(2)(3)	71		2,377	(9)	6,508
Other secured financings	—	(6	) (2)	—		(874)		—		(880)
Unsecured short-term borrowings	(4,271)	(184	) (2)	40	(2)	699		(121)		(3,837)
Unsecured long-term borrowings	(767)	5	(2)	32	(2)	(1,072)		(200)		(2,002)

(1)	The aggregate amounts include approximately $(1.02) billion and $696 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the three months ended May 2008. The aggregate amounts include approximately $(3.09) billion and $1.27 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the six months ended May 2008.

(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(3)	Principally resulted from changes in level 2 inputs.

(4)	The aggregate amount includes a decrease of $8.80 billion due to full and partial dispositions.

(5)	Includes transfers of loans and securities backed by commercial real estate, and bank loans and bridge loans to level 2 within the fair value hierarchy, reflecting improved price transparency for these financial instruments, largely as a result of partial dispositions.

(6)	Principally reflects transfers to level 2 within the fair value hierarchy of mortgage-related derivative assets due to improved transparency of the correlation inputs used to value these financial instruments.

(7)	Principally reflects transfers from level 2 within the fair value hierarchy due to reduced transparency of prices for debt obligations that collateralize certain secured financings.

(8)	Principally reflects transfers of corporate debt securities and other debt obligations, and loans and securities backed by commercial real estate from level 2 within the fair value hierarchy, reflecting reduced price transparency for these financial instruments.

(9)	Principally reflects transfers to level 2 within the fair value hierarchy of derivative liabilities due to improved transparency of the correlation inputs used to value these financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Impact of Credit Spreads

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivative contracts through changes in credit mitigants or the sale or unwind of the contracts. The net gain/(loss) attributable to the impact of changes in credit exposure and credit spreads on derivative contracts (including derivative assets and liabilities and related hedges) was $38 million and $(145) million for the three months ended June 2009 and May 2008, respectively, and $86 million and $(129) million for the six months ended June 2009 and May 2008, respectively.

The following table sets forth the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on unsecured borrowings for which the fair value option was elected. The firm calculates the fair value of unsecured borrowings by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads.

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions)
Net gains/(losses) including hedges	$(348)	$(178)	$(545)	$155
Net gains/(losses) excluding hedges	(353)	(375)	(545)	143

The impact of changes in instrument-specific credit spreads on loans and loan commitments for which the fair value option was elected was a gain of $917 million and a loss of $297 million for the three and six months ended June 2009, respectively, and not material for the three and six months ended May 2008. The firm attributes changes in the fair value of floating rate loans and loan commitments to changes in instrument-specific credit spreads. For fixed rate loans and loan commitments, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. See below for additional details regarding the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Fair Value Option

Gains/(Losses)

The following table sets forth the gains/(losses) included in earnings for the three and six months ended June 2009 and May 2008 as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities, as described in Note 2. The table excludes gains and losses related to trading assets and trading liabilities, as well as gains and losses that would have been recognized under other generally accepted accounting principles if the firm had not elected the fair value option or that are economically hedged with instruments accounted for at fair value under other generally accepted accounting principles.

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions)
Unsecured long-term borrowings (1)	$(307)	$(371)	$(442)	$135
Other secured financings (2)	(442)	124	(417)	123
Unsecured short-term borrowings (3)	(27)	25	(94)	(25)
Receivables from customers and counterparties (4)	84	1	82	1
Other liabilities and accrued expenses (5)	(162)	—	(80)	—
Other (6)	34	(28)	8	(22)

Total (7)	$(820)	$(249)	$(943)	$212

(1)	Excludes losses of $2.96 billion and $1.54 billion for the three months ended June 2009 and May 2008, respectively, and $1.72 billion and $2.26 billion for the six months ended June 2009 and May 2008, respectively, related to the embedded derivative component of hybrid financial instruments. Such losses would have been recognized pursuant to SFAS No. 133 if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(2)	Excludes gains/(losses) of $(12) million and $10 million for the three months ended June 2009 and May 2008, respectively, and $7 million and $1.04 billion for the six months ended June 2009 and May 2008, respectively, related to financings recorded as a result of securitization-related transactions that were accounted for as secured financings rather than sales under SFAS No. 140. Changes in the fair value of these secured financings are offset by changes in the fair value of the related financial instruments included within the firm’s “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

(3)	Excludes gains/(losses) of $(1.18) billion and $(59) million for the three months ended June 2009 and May 2008, respectively, $(1.48) billion and $253 million for the six months ended June 2009 and May 2008, respectively, related to the embedded derivative component of hybrid financial instruments. Such gains and losses would have been recognized pursuant to SFAS No. 133 if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(4)	Primarily consists of gains on certain reinsurance contracts.

(5)	Primarily consists of losses on certain insurance and reinsurance contracts.

(6)	Primarily consists of gains/(losses) on resale and repurchase agreements, and securities borrowed and loaned within Trading and Principal Investments.

(7)	Reported within “Trading and principal investments” in the condensed consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest income” and “Interest expense” in the condensed consolidated statements of earnings, for all instruments other than hybrid financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

All trading assets and trading liabilities are accounted for at fair value either under the fair value option or as required by other accounting pronouncements. Excluding equities commissions of $1.02 billion and $1.23 billion for the three months ended June 2009 and May 2008, respectively, and $2.00 billion and $2.47 billion for the six months ended June 2009 and May 2008, respectively, and the gains and losses on the instruments accounted for under the fair value option described above, the firm’s “Trading and principal investments” revenues in the condensed consolidated statements of earnings primarily represent gains and losses on “Trading assets, at fair value” and “Trading liabilities, at fair value” in the condensed consolidated statements of financial condition.

Loans and Loan Commitments

As of June 2009, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $45.31 billion, including a difference of $37.53 billion related to loans with an aggregate fair value of $4.60 billion that were on nonaccrual status (including loans more than 90 days past due). As of November 2008, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $50.21 billion, including a difference of $37.46 billion related to loans with an aggregate fair value of $3.77 billion that were on nonaccrual status (including loans more than 90 days past due). The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of June 2009 and November 2008, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.78 billion and $3.52 billion, respectively, and the related total contractual amount of these lending commitments was $38.58 billion and $39.49 billion, respectively.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $1.95 billion and $2.42 billion as of June 2009 and November 2008, respectively.

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

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the condensed consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for these hedges are generally included in “Interest expense” in the condensed consolidated statements of earnings. These gains or losses were not material for the three and six months ended June 2009 and May 2008. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

The fair value of the firm’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The following table sets forth the fair value and the number of contracts of the firm’s derivative contracts by major product type on a gross basis as of June 2009. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted pursuant to credit support agreements, and therefore are not representative of the firm’s exposure:

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of June 2009
	Derivative		Derivative		Number of
	Assets		Liabilities		Contracts
	(in millions, except number of contracts)
Derivative contracts for trading activities

Interest rates	$539,606	(4)	$486,423	(4)	275,197
Credit	291,660		252,615		464,120
Currencies	87,011		76,341		200,828
Commodities	63,188		60,539		201,563
Equities	91,474		79,143		278,774

Subtotal	$1,072,939		$955,061		1,420,482

Derivative contracts accounted for as hedges under SFAS No. 133 (1)

Interest rates	$21,039	(5)	$6	(5)	825
Currencies	10	(6)	20	(6)	30

Subtotal	$21,049		$26		855

Gross fair value of derivative contracts	$1,093,988		$955,087		1,421,337

Counterparty netting (2)	(870,627)		(870,627)
Cash collateral netting (3)	(133,335)		(16,309)

Fair value included in “Trading assets, at fair value”	$90,026

Fair value included in “Trading liabilities, at fair value”			$68,151

(1)	As of November 2008, the gross fair value of derivative contracts accounted for as hedges under SFAS No. 133 consisted of $20.40 billion in assets and $128 million in liabilities.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty pursuant to credit support agreements in accordance with FIN 39.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Presented after giving effect to $410.20 billion of derivative assets and $390.04 billion of derivative liabilities settled with clearing organizations.

(5)	For the three and six months ended June 2009, the loss recognized on these derivative contracts was $5.54 billion and $8.01 billion, respectively, and the related gain recognized on the hedged borrowings and bank deposits was $5.54 billion and $7.97 billion, respectively. These gains and losses are included in “Interest expense” in the condensed consolidated statements of earnings. For the three and six months ended June 2009, the loss recognized on these derivative contracts included losses of $350 million and $666 million, respectively, which were excluded from the assessment of hedge effectiveness.

(6)	For the three and six months ended June 2009, the loss on these derivative contracts was $450 million and $297 million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three and six months ended June 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm also has embedded derivatives that have been bifurcated from related borrowings under SFAS No. 133. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings in the firm’s condensed consolidated statements of financial condition, had a net asset carrying value of $363 million and $774 million as of June 2009 and November 2008, respectively. The net asset as of June 2009, which represented 339 contracts, included gross assets of $698 million (primarily comprised of equity, credit and interest rate derivatives) and gross liabilities of $335 million (primarily comprised of equity and interest rate derivatives). See Notes 6 and 7 for further information regarding the firm’s unsecured borrowings.

As of June 2009 and November 2008, respectively, the firm has designated $3.31 billion and $3.36 billion of foreign currency-denominated debt, included in unsecured long-term borrowings in the firm’s condensed consolidated statements of financial condition, as hedges of net investments in non-U.S. subsidiaries under SFAS No. 133. For the three and six months ended June 2009, the gain/(loss) on these debt instruments was $(90) million and $179 million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three and six months ended June 2009.

The following table sets forth by major product type the firm’s gains/(losses) related to trading activities, including both derivative and nonderivative financial instruments, for the three and six months ended June 2009 in accordance with SFAS No. 161. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivative contracts are sensitive to changes in interest rates and may be hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash and derivatives trading inventory has exposure to foreign currencies and may be hedged with foreign currency contracts. The gains/(losses) set forth below are included in “Trading and principal investments” in the condensed consolidated statements of earnings and exclude related interest income and interest expense.

	Three Months		Six Months
	Ended June		Ended June
	2009		2009
	(in millions)
Interest rates	$3,814		$4,386
Credit	1,014		2,336
Currencies	(1,398	) (1)	(421)
Equities	2,743		4,109
Commodities and other	1,574		3,343

Total	$7,747		$13,753

(1)	Includes gains/(losses) on currency contracts used to hedge positions included in other product types in this table.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Certain of the firm’s derivative instruments have been transacted pursuant to bilateral agreements with certain counterparties that may require the firm to post collateral or terminate the transactions based on the firm’s long-term credit ratings. As of June 2009, the aggregate fair value of such derivative contracts that were in a net liability position was $31.19 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $14.26 billion. As of June 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $763 million and $1.93 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in the firm’s long-term credit ratings.

The firm enters into various derivative transactions that are considered credit derivatives under FSP No. FAS 133-1 and FIN 45-4. The firm’s written and purchased credit derivatives include credit default swaps, credit spread options, credit index products and total return swaps. As individually negotiated contracts, credit derivatives can have numerous settlement and payment conventions. The more common types of triggers include bankruptcy of the reference credit entity, acceleration of indebtedness, failure to pay, restructuring, repudiation and dissolution of the entity. Substantially all of the firm’s purchased credit derivative transactions are with financial institutions and are subject to stringent collateral thresholds. As of June 2009, the firm’s written and purchased credit derivatives had total gross notional amounts of $2.96 trillion and $3.19 trillion, respectively, for total net purchased protection of $227.02 billion in notional value. As of November 2008, the firm’s written and purchased credit derivatives had total gross notional amounts of $3.78 trillion and $4.03 trillion, respectively, for total net purchased protection of $255.24 billion in notional value. The decrease in notional amounts from November 2008 to June 2009 primarily reflects compression efforts across the industry.

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

					Maximum Payout/Notional
	Maximum Payout/Notional Amount				Amount of Purchased
	of Written Credit Derivatives by Tenor (1)				Credit Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased	Written Credit
	0 - 12	1 - 5	or		Credit	Credit	Derivatives at
	Months	Years	Greater	Total	Derivatives (2)	Derivatives (3)	Fair Value
	($ in millions)
As of June 2009
Credit spread on underlying (basis points) (4)
0-250	$193,565	$1,269,520	$351,796	$1,814,881	$1,713,493	$179,753	$46,316
251-500	52,816	362,155	203,387	618,358	562,599	90,180	44,985
501-1,000	24,122	174,015	43,871	242,008	228,985	89,162	24,115
Greater than 1,000	44,752	210,653	29,516	284,921	254,360	68,654	91,411

Total	$315,255	$2,016,343	$628,570	$2,960,168	$2,759,437	$427,749	$206,827 (5)

As of November 2008
Credit spread on underlying (basis points) (4)
0-250	$108,555	$1,093,651	$623,944	$1,826,150	$1,632,681	$347,573	$77,836
251-500	51,015	551,971	186,084	789,070	784,149	26,316	94,278
501-1,000	34,756	404,661	148,052	587,469	538,251	67,958	75,079
Greater than 1,000	41,496	373,211	161,475	576,182	533,816	103,362	222,346

Total	$235,822	$2,423,494	$1,119,555	$3,778,871	$3,488,897	$545,209	$469,539 (5)

(1)	Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives.

(2)	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they hedge written credit derivatives with identical underlyings.

(3)	Comprised of purchased protection in excess of the amount of written protection on identical underlyings and purchased protection on other underlyings on which the firm has not written protection.

(4)	Credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. For example, the firm is least likely to pay or otherwise be required to perform where the credit spread on the underlying is “0-250” basis points and the tenor is “0-12 Months.” The likelihood of payment or performance is generally greater as the credit spread on the underlying and tenor increase.

(5)	This liability excludes the effects of both netting under enforceable netting agreements and netting of cash collateral paid pursuant to credit support agreements. Including the effects of netting receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements, the firm’s net liability related to credit derivatives in the firm’s condensed consolidated statements of financial condition as of June 2009 and November 2008 was $13.46 billion and $33.76 billion, respectively. This net amount excludes the netting of cash collateral paid pursuant to credit support agreements. The decrease in this net liability from November 2008 to June 2009 reflected tightening credit spreads.

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

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of June 2009 and November 2008, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $596.34 billion and $578.72 billion, respectively, of which the firm delivered or repledged $435.55 billion and $445.11 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Trading assets pledged to counterparties that have the right to deliver or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $31.14 billion and $26.31 billion as of June 2009 and November 2008, respectively. Trading assets, pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $122.01 billion and $80.85 billion as of June 2009 and November 2008, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $6.61 billion and $9.24 billion as of June 2009 and November 2008, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other secured financings by maturity are set forth in the table below:

	As of
	June	November
	2009	2008
	(in millions)
Other secured financings (short-term) (1)(2)	$14,239	$21,225
Other secured financings (long-term):
2010	3,113	2,157
2011	3,766	4,578
2012	3,195	3,040
2013	1,558	1,377
2014	1,319	1,512
2015-thereafter	3,107	4,794

Total other secured financings (long-term) (3)(4)	16,058	17,458

Total other secured financings (5)(6)	$30,297	$38,683

(1)	As of June 2009 and November 2008, consists of U.S. dollar-denominated financings of $5.06 billion and $12.53 billion, respectively, with a weighted average interest rate of 1.35% and 2.98%, respectively, and non-U.S. dollar-denominated financings of $9.18 billion and $8.70 billion, respectively, with a weighted average interest rate of 0.62% and 0.95%, respectively, after giving effect to hedging activities. The weighted average interest rates as of June 2009 and November 2008 excluded financial instruments accounted for at fair value under SFAS No. 159.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of June 2009 and November 2008, consists of U.S. dollar-denominated financings of $9.41 billion and $9.55 billion, respectively, with a weighted average interest rate of 2.80% and 4.62%, respectively, and non-U.S. dollar-denominated financings of $6.65 billion and $7.91 billion, respectively, with a weighted average interest rate of 2.55% and 4.39%, respectively, after giving effect to hedging activities. The weighted average interest rates as of June 2009 and November 2008 excluded financial instruments accounted for at fair value under SFAS No. 159.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	As of June 2009 and November 2008, $25.83 billion and $31.54 billion, respectively, of these financings were collateralized by trading assets and $4.47 billion and $7.14 billion, respectively, by other assets (primarily real estate and cash). Other secured financings include $11.50 billion and $13.74 billion of nonrecourse obligations as of June 2009 and November 2008, respectively.

(6)	As of June 2009, other secured financings includes $16.13 billion, respectively, related to transfers of financial assets accounted for as financings rather than sales under SFAS No. 140. Such financings were collateralized by financial assets included in “Trading assets, at fair value” in the condensed consolidated statement of financial condition of $16.54 billion as of June 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.	Securitization Activities and Variable Interest Entities

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

During the three and six months ended June 2009, the firm securitized $12.91 billion and $16.47 billion, respectively, of financial assets in which the firm had continuing involvement as of June 2009, including $12.41 billion and $15.88 billion, respectively, of residential mortgages, primarily in connection with government agency securitizations, and $496 million and $591 million, respectively, of other financial assets. During the three and six months ended May 2008, the firm securitized $3.97 billion and $6.54 billion, respectively, of financial assets, including $2.59 billion and $4.11 billion, respectively, of residential mortgages, $773 million and $773 million, respectively, of commercial mortgages, and $605 million and $1.65 billion, respectively, of other financial assets, primarily in connection with CLOs. Cash flows received on retained interests were $106 million and $200 million for the three and six months ended June 2009, respectively, and $155 million and $271 million for the three and six months ended May 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth certain information related to the firm’s continuing involvement in securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement, as of June 2009 in accordance with FSP No. FAS 140-4 and FIN 46(R)-8. The outstanding principal amount set forth in the tables below is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement, and is not representative of the firm’s risk of loss. For retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests.

	As of June 2009 (1)
	Outstanding	Fair value of	Fair value of
	principal	retained	purchased
	amount	interests	interests (2)
	(in millions)
Residential mortgage-backed	$41,352	$1,998 (4)	$134
Commercial mortgage-backed	13,714	236	61
Other asset-backed (3)	19,225	113	4

Total	$74,291	$2,347	$199

(1)	As of June 2009, fair value of other continuing involvement excludes $334 million, of purchased interests in securitization entities where the firm’s involvement was related to secondary market-making activities. Continuing involvement also excludes derivative contracts that are used by securitization entities to manage credit, interest rate or foreign exchange risk. See Note 3 for information on the firm’s derivative contracts.

(2)	Comprised of senior and subordinated interests purchased in connection with secondary market-making activities in VIEs and QSPEs in which the firm also holds retained interests. In addition to these interests, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain VIEs for which the carrying value was a net liability of $253 million as of June 2009. The notional amounts of these transactions are included in maximum exposure to loss in the nonconsolidated VIE table below.

(3)	Primarily consists of CDOs backed by corporate and mortgage obligations and CLOs. Outstanding principal amount and fair value of retained interests include $18.07 billion and $76 million, respectively, as of June 2009 related to VIEs which are also included in the nonconsolidated VIE table below.

(4)	Primarily consists of retained interests in government agency QSPEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of June 2009		As of November 2008
	Type of Retained Interests (1)		Type of Retained Interests (1)
		Other		Other
	Mortgage-	Asset-	Mortgage-	Asset-
	Backed	Backed (2)	Backed	Backed
	($ in millions)
Fair value of retained interests	$2,234	$113	$1,415	$367 (5)

Weighted average life (years)	5.2	3.6	6.0	5.1

Constant prepayment rate (3)	19.1%	N.M.	15.5%	4.5%
Impact of 10% adverse change (3)	$(20)	N.M.	$(14)	$(6)
Impact of 20% adverse change (3)	(40)	N.M.	(27)	(12)

Discount rate (4)	11.3%	N.M.	21.1%	29.2%
Impact of 10% adverse change	$(62)	N.M.	$(46)	$(25)
Impact of 20% adverse change	(119)	N.M.	(89)	(45)

(1)	Includes $2.27 billion and $1.53 billion as of June 2009 and November 2008, respectively, held in QSPEs.

(2)	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of June 2009. The firm’s maximum exposure to adverse changes in the value of these interests is the firm’s carrying value of $113 million.

(3)	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

(4)	The majority of the firm’s mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of the firm’s retained interests, the expected credit loss assumptions are reflected within the discount rate.

(5)	Includes $192 million of retained interests related to transfers of securitized assets that were accounted for as secured financings rather than sales under SFAS No. 140.

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

As of June 2009 and November 2008, the firm held mortgage servicing rights with a fair value of $130 million and $147 million, respectively. These servicing assets represent the firm’s right to receive a future stream of cash flows, such as servicing fees, in excess of the firm’s obligation to service residential mortgages. The fair value of mortgage servicing rights will fluctuate in response to changes in certain economic variables, such as discount rates and loan prepayment rates. The firm estimates the fair value of mortgage servicing rights by using valuation models that incorporate these variables in quantifying anticipated cash flows related to servicing activities. Mortgage servicing rights are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and are classified within level 3 of the fair value hierarchy. The following table sets forth changes in the firm’s mortgage servicing rights, as well as servicing fees earned:

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
		(in millions)
Balance, beginning of period	$139	$283	$153	$93
Purchases	—	—	—	212 (2)
Servicing assets that resulted from transfers of financial assets	—	—	—	3
Changes in fair value due to changes in valuation inputs and assumptions	(9)	(35)	(23)	(60)

Balance, end of period (1)	$130	$248	$130	$248

Contractually specified servicing fees	$85	$72	$177	$137

(1)	As of June 2009, the fair value was estimated using a weighted average discount rate of approximately 16% and a weighted average prepayment rate of approximately 27%. As of May 2008, the fair value was estimated using a weighted average discount rate of approximately 16% and a weighted average prepayment rate of approximately 26%.

(2)	Primarily related to the acquisition of Litton Loan Servicing LP.

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

The following tables set forth total assets in firm-sponsored nonconsolidated VIEs in which the firm holds variable interests and other nonconsolidated VIEs in which the firm holds significant variable interests, and the firm’s maximum exposure to loss excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests. For June 2009, in accordance with FSP No. FAS 140-4 and FIN 46(R)-8, the following tables also set forth the total assets and total liabilities included in the condensed consolidated statements of financial condition related to the firm’s significant interests in nonconsolidated VIEs. The firm has aggregated nonconsolidated VIEs based on principal business activity, as reflected in the first column. The nature of the firm’s variable interests can take different forms, as described in the columns under maximum exposure to loss.

	As of June 2009
		Carrying Value of
		the Firm’s
		Variable Interests		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
				Purchased	Commitments
	Assets			and Retained	and			Loans and
	in VIE	Assets	Liabilities	Interests	Guarantees	Derivatives		Investments	Total
				(in millions)
Mortgage CDOs (2)	$9,065	$108	$—	$49	$—	$4,214	(7)	$—	$4,263
Corporate CDOs and CLOs (2)	24,829	495	650	223	—	6,059	(8)	—	6,282
Real estate, credit-related and other investing (3)	28,659	2,969	168	—	347	—		2,906	3,253
Other asset-backed (2)	516	13	17	—	—	516		—	516
Power-related (4)	617	213	3	—	37	—		213	250
Principal-protected notes (5)	2,459	26	1,654	—	—	2,550		—	2,550

Total	$66,145	$3,824	$2,492	$272	$384 (6)	$13,339	(6)	$3,119	$17,114

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of November 2008
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	Assets	and Retained	and			Loans and
	in VIE	Interests	Guarantees	Derivatives		Investments	Total
	(in millions)
Mortgage CDOs	$13,061	$242	$—	$5,616	(7)	$—	$5,858
Corporate CDOs and CLOs	8,584	161	—	918	(8)	—	1,079
Real estate, credit-related and other investing (3)	26,898	—	143	—		3,223	3,366
Municipal bond securitizations	111	—	111	—		—	111
Other asset-backed	4,355	—	—	1,084		—	1,084
Power-related	844	—	37	—		213	250
Principal-protected notes (5)	4,516	—	—	4,353		—	4,353

Total	$58,369	$403	$291	$11,971		$3,436	$16,101

(1)	Such amounts do not represent the anticipated losses in connection with these transactions as they exclude the effect of offsetting financial instruments that are held to mitigate these risks.

(2)	These VIEs are generally financed through the issuance of debt instruments collateralized by assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Trading liabilities, at fair value,” respectively, in the condensed consolidated statement of financial condition.

(3)	The firm obtains interests in these VIEs in connection with making investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities. These VIEs are generally financed through the issuance of debt and equity instruments which are either collateralized by or indexed to assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statement of financial condition.

(4)	Assets and liabilities held by the firm related to these VIEs are included in “Other assets” and “Trading liabilities, at fair value” in the condensed consolidated statement of financial condition.

(5)	Consists of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing. Assets related to these VIEs are included in “Trading assets, at fair value” and liabilities related to these VIEs are included in “Other secured financings,” “Unsecured short-term borrowings” or “Unsecured long-term borrowings” in the condensed consolidated statement of financial condition. Assets in VIE, carrying value of liabilities and maximum exposure to loss exclude $3.70 billion as of June 2009, associated with guarantees related to the firm’s performance under borrowings from the VIE, which are recorded as liabilities in the condensed consolidated statement of financial condition. Substantially all of the liabilities included in the table above relate to additional borrowings from the VIE associated with principal protected notes guaranteed by the firm.

(6)	The aggregate amounts include $4.95 billion as of June 2009, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

(7)	Primarily consists of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(8)	Primarily consists of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the firm’s total assets excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with its variable interests in consolidated VIEs. The following table excludes VIEs in which the firm holds a majority voting interest unless the activities of the VIE are primarily related to securitization, asset-backed financings or single-lessee leasing arrangements. For June 2009, in accordance with FSP No. FAS 140-4 and FIN 46(R)-8, the following table also sets forth the total liabilities included in the condensed consolidated statement of financial condition related to the firm’s consolidated VIEs. The firm has aggregated consolidated VIEs based on principal business activity, as reflected in the first column.

	As of
	June 2009			November 2008
	VIE	VIE		VIE
	Assets (1)	Liabilities (1)		Assets (1)
	(in millions)
Real estate, credit-related and other investing	$1,154	$936	(2)	$1,560
Municipal bond securitizations	733	922	(3)	985
CDOs, mortgage-backed and other asset-backed	626	548	(4)	32
Foreign exchange and commodities	298	297	(5)	652
Principal-protected notes	207	207	(6)	215

Total	$3,018	$2,910		$3,444

(1)	Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a nonrecourse basis. Substantially all VIE assets are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

(2)	These VIE liabilities, which are collateralized by the related VIE assets, are included in “Other secured financings” in the condensed consolidated statement of financial condition and generally do not provide for recourse to the general credit of the firm.

(3)	These VIE liabilities, which are partially collateralized by the related VIE assets, are included in “Other secured financings” in the condensed consolidated statement of financial condition.

(4)	These VIE liabilities are included in “Securities sold under agreements to repurchase, at fair value” and “Other secured financings” in the condensed consolidated statement of financial condition and generally do not provide for recourse to the general credit of the firm.

(5)	These VIE liabilities are primarily included in “Trading liabilities, at fair value” on the condensed consolidated statement of financial condition.

(6)	These VIE liabilities are included in “Other secured financings” on the condensed consolidated statement of financial condition.

The firm did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of June 2009 and November 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Deposits

The following table sets forth deposits as of June 2009 and November 2008:

	As of
	June	November
	2009	2008
	(in millions)
U.S. offices (1)	$35,665	$23,018
Non-U.S. offices (2)	5,792	4,625

Total	$41,457	$27,643

(1)	Substantially all U.S. deposits were interest-bearing and were held at GS Bank USA.

(2)	Substantially all non-U.S. deposits were interest-bearing and held at Goldman Sachs Bank (Europe) PLC (GS Bank Europe).

Included in the above table are time deposits of $13.01 billion and $8.49 billion as of June 2009 and November 2008, respectively. The following table sets forth the maturities of time deposits as of June 2009:

	As of June 2009
	U.S.	Non-U.S.	Total
	(in millions)
2009	$3,705	$981	$4,686
2010	1,516	14	1,530
2011	1,593	—	1,593
2012	839	—	839
2013	1,783	25	1,808
2014-thereafter	2,551	—	2,551

Total	$11,987	$1,020	$13,007

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.	Short-Term Borrowings

As of June 2009 and November 2008, short-term borrowings were $49.41 billion and $73.89 billion, respectively, comprised of $14.24 billion and $21.23 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $35.17 billion and $52.66 billion, respectively, of unsecured short-term borrowings. See Note 3 for information on other secured financings.

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

Unsecured short-term borrowings are set forth below:

	As of
	June	November
	2009	2008
	(in millions)
Current portion of unsecured long-term borrowings	$16,062	$26,281
Hybrid financial instruments	8,938	12,086
Promissory notes (1)	3,294	6,944
Commercial paper (2)	463	1,125
Other short-term borrowings (3)	6,416	6,222

Total (4)	$35,173	$52,658

(1)	Includes $3.28 billion and $3.42 billion as of June 2009 and November 2008, respectively, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(2)	Includes $0 and $751 million as of June 2009 and November 2008, respectively, guaranteed by the FDIC under the TLGP.

(3)	Includes $1.11 billion and $0 as of June 2009 and November 2008, respectively, guaranteed by the FDIC under the TLGP.

(4)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 1.70% and 3.37% as of June 2009 and November 2008, respectively, and excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.	Long-Term Borrowings

As of June 2009 and November 2008, long-term borrowings were $207.30 billion and $185.68 billion, respectively, comprised of $16.06 billion and $17.46 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $191.24 billion and $168.22 billion, respectively, of unsecured long-term borrowings. See Note 3 for information regarding other secured financings.

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings.

Unsecured long-term borrowings are set forth below:

	As of
	June	November
	2009	2008
	(in millions)
Fixed rate obligations (1)	$118,723	$103,825
Floating rate obligations (2)	72,519	64,395

Total (3)	$191,242	$168,220

(1)	As of June 2009 and November 2008, $79.82 billion and $70.08 billion, respectively, of the firm’s fixed rate debt obligations were denominated in U.S. dollars and interest rates ranged from 1.63% to 10.04% and from 3.87% to 10.04%, respectively. As of June 2009 and November 2008, $38.90 billion and $33.75 billion, respectively, of the firm’s fixed rate debt obligations were denominated in non-U.S. dollars and interest rates ranged from 0.67% to 12.65% and from 0.67% to 8.88%, respectively.

(2)	As of June 2009 and November 2008, $37.77 billion and $32.41 billion, respectively, of the firm’s floating rate debt obligations were denominated in U.S. dollars. As of June 2009 and November 2008, $34.75 billion and $31.99 billion, respectively, of the firm’s floating rate debt obligations were denominated in non-U.S. dollars. Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $20.75 billion and $0 as of June 2009 and November 2008, respectively, guaranteed by the FDIC under the TLGP.

Unsecured long-term borrowings by maturity date are set forth below (in millions):

As of
June 2009
2010	$9,303
2011	23,766
2012	26,453
2013	23,088
2014	18,055
2015-thereafter	90,577

Total (1)(2)	$191,242

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm enters into derivative contracts to effectively convert a substantial portion of its unsecured long-term borrowings which are not accounted for at fair value into floating rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of June 2009 and November 2008. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to the widening of the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of approximately 3% and 9% as of June 2009 and November 2008, respectively.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	June 2009		November 2008
	Amount	Rate	Amount	Rate
	($ in millions)
Fixed rate obligations	$4,225	6.51%	$4,015	4.97%
Floating rate obligations (1)	187,017	0.96	164,205	2.66

Total (2)	$191,242	1.11	$168,220	2.73

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of June 2009 and November 2008 excluded financial instruments accounted for at fair value under SFAS No. 155 or SFAS No. 159.

Subordinated Borrowings

Unsecured long-term borrowings included subordinated borrowings with outstanding principal amounts of $19.17 billion and $19.26 billion as of June 2009 and November 2008, respectively, as set forth below.

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

Subordinated Debt.  As of June 2009, the firm had $14.08 billion of other subordinated debt outstanding with maturities ranging from fiscal 2010 to 2038. The effective weighted average interest rate on this debt was 0.53%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2008, the firm had $14.17 billion of other subordinated debt outstanding with maturities ranging from fiscal 2009 to 2038. The effective weighted average interest rate on this debt was 1.99%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. This debt is junior in right of payment to all of the firm’s senior indebtedness.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes the firm’s commitments as of June 2009 and November 2008:

	Commitment Amount by Fiscal Period
	of Expiration as of June 2009				Total Commitments as of
	Remainder	2010-	2012-	2014-	June	November
	of 2009	2011	2013	Thereafter	2009	2008
	(in millions)
Commitments to extend credit (1)
Commercial lending:
Investment-grade	$990	$4,675	$2,181	$75	$7,921	$8,007
Non-investment-grade (2)	921	1,933	4,309	349	7,512	9,318
William Street program	1,441	9,290	13,009	439	24,179	22,610
Warehouse financing	292	40	—	—	332	1,101

Total commitments to extend credit	3,644	15,938	19,499	863	39,944	41,036
Forward starting resale and securities borrowing agreements	57,373	1,201	—	—	58,574	61,455
Forward starting repurchase and securities lending agreements	12,638	—	—	—	12,638	6,948
Underwriting commitments	1,858	—	—	—	1,858	241
Letters of credit (3)	2,890	564	179	1	3,634	7,251
Investment commitments (4)	2,112	10,598	110	903	13,723	14,266
Construction-related commitments (5)	340	50	—	—	390	483
Other	130	97	27	24	278	260

Total commitments	$80,985	$28,448	$19,815	$1,791	$131,039	$131,940

(1)	Commitments to extend credit are presented net of amounts syndicated to third parties.

(2)	Included within non-investment-grade commitments as of June 2009 and November 2008 were $1.31 billion and $2.07 billion, respectively, related to leveraged lending capital market transactions; $105 million and $164 million, respectively, related to commercial real estate transactions; and $6.09 billion and $7.09 billion, respectively, arising from other unfunded credit facilities. Including funded loans, the total notional amount of the firm’s leveraged lending capital market transactions was $5.38 billion and $7.97 billion as of June 2009 and November 2008, respectively.

(3)	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

(4)	Consists of the firm’s commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages in connection with its merchant banking and other investing activities, consisting of $3.09 billion and $3.15 billion as of June 2009 and November 2008, respectively, related to real estate private investments and $10.63 billion and $11.12 billion as of June 2009 and November 2008, respectively, related to corporate and other private investments. Such commitments include $12.21 billion and $12.25 billion as of June 2009 and November 2008, respectively, of commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

(5)	Includes commitments of $348 million and $388 million as of June 2009 and November 2008, respectively, related to the firm’s new headquarters in New York City, which is expected to cost between $2.05 billion and $2.15 billion. The firm has partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

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

•	Commercial lending commitments. The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm may syndicate all or substantial portions of these commitments in the future, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

•	William Street program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, GS Bank USA and other subsidiaries of GS Bank USA. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of GS Bank USA. The assets and liabilities of Commitment Corp. and Funding Corp. are legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of $1.00 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection has been provided as of June 2009 and November 2008. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of commercial mortgages as of June 2009 and November 2008.

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

Remainder of 2009	$249
2010	466
2011	360
2012	299
2013	271
2014-thereafter	1,780

Total	$3,425

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $6.09 billion and $6.13 billion of contract holder account balances as of June 2009 and November 2008, respectively, for such benefits. The weighted average attained age of these contract holders was 68 years as of both June 2009 and November 2008. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $2.49 billion and $2.96 billion as of June 2009 and November 2008, respectively. See Note 12 for more information on the firm’s insurance liabilities.

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

The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of June 2009 and November 2008. Derivative contracts set forth below include written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. See Note 3 for information regarding credit derivative contracts that meet the definition of a guarantee, which are not included below.

		Maximum Payout/
		Notional Amount by Period of Expiration (1)
	Carrying		2010-	2012-	2014-
	Value	2009	2011	2013	Thereafter	Total
	(in millions)
As of June 2009
Derivatives (2)	$7,548	$54,434	$103,668	$53,300	$79,521	$290,923
Securities lending indemnifications (3)	—	22,674	—	—	—	22,674
Other financial guarantees	229	207	325	463	1,029	2,024

As of November 2008
Derivatives (2)	$17,462	$114,863	$73,224	$30,312	$90,643	$309,042
Securities lending indemnifications (3)	—	19,306	—	—	—	19,306
Other financial guarantees	235	203	477	458	238	1,376

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	Because derivative contracts are accounted for at fair value, carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash paid pursuant to credit support agreements. These derivative contracts are risk managed together with derivative contracts that are not considered guarantees under FIN 45 and, therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $23.35 billion and $19.95 billion as of June 2009 and November 2008, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities on loan from the borrower, there is minimal performance risk associated with these guarantees.

The firm has established trusts, including Goldman Sachs Capital I, II and III, and other entities for the limited purpose of issuing securities to third parties, lending the proceeds to the firm and entering into contractual arrangements with the firm and third parties related to this purpose. See Note 7 for information regarding the transactions involving Goldman Sachs Capital I, II and III. The firm effectively provides for the full and unconditional guarantee of the securities issued by these entities, which are not consolidated for accounting purposes. Timely payment by the firm of amounts due to these entities under the borrowing, preferred stock and related contractual arrangements will be sufficient to cover payments due on the securities issued by these entities. Management believes that it is unlikely that any circumstances will occur, such as nonperformance on the part of paying agents or other service providers, that would make it necessary for the firm to make payments related to these entities other than those required under the terms of the borrowing, preferred stock and related contractual arrangements and in connection with certain expenses incurred by these entities. Group Inc. also fully and unconditionally guarantees the securities issued by GS Finance Corp., a wholly owned finance subsidiary of the firm, which is consolidated for accounting purposes.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of June 2009 and November 2008.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of June 2009 and November 2008.

Group Inc. has guaranteed the payment obligations of Goldman, Sachs & Co. (GS&Co.), GS Bank USA and GS Bank Europe, subject to certain exceptions. In November 2008, the firm contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets. In addition, Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. Group Inc. is unable to develop an estimate of the maximum payout under its subsidiary guarantees; however, because these guaranteed obligations are also obligations of consolidated subsidiaries included in the table above, Group Inc.’s liabilities as guarantor are not separately disclosed.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.	Shareholders’ Equity

Common and Preferred Equity

During the second quarter of 2009, Group Inc. completed a public offering of 46.7 million common shares at $123.00 per share for total proceeds of $5.75 billion.

In June 2009, Group Inc. repurchased from the U.S. Department of the Treasury (U.S. Treasury) the 10.0 million shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series H (Series H Preferred Stock), that were issued to the U.S. Treasury pursuant to the U.S. Treasury’s TARP Capital Purchase Program. The aggregate purchase price paid by Group Inc. to the U.S. Treasury for the Series H Preferred Stock, including accrued dividends, was $10.04 billion. The repurchase resulted in a one-time preferred dividend of $426 million, which is included in the condensed consolidated statements of earnings for the three and six months ended June 2009. This one-time preferred dividend represented the difference between the carrying value and the redemption value of the Series H Preferred Stock. In connection with the issuance of the Series H Preferred Stock in October 2008, the firm issued a 10-year warrant to the U.S. Treasury to purchase up to 12.2 million shares of common stock at an exercise price of $122.90 per share. See Note 18 for information regarding Group Inc.’s repurchase of this warrant in July 2009.

On July 13, 2009, the Board declared a dividend of $0.35 per common share to be paid on September 24, 2009 to common shareholders of record on August 25, 2009.

To satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying restricted stock units, the firm cancelled 11.1 million of restricted stock units with a total value of $849 million in the first half of 2009.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital positions (i.e., comparisons of the firm’s desired level of capital to its actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Upon repurchase of the Series H Preferred Stock in June 2009, the Company was no longer subject to the limitations on common stock repurchases imposed under the U.S. Treasury’s TARP Capital Purchase Program.

As of June 2009, the firm had 174,000 shares of perpetual preferred stock issued and outstanding as set forth in the following table:

						Redemption
	Dividend	Shares	Shares		Earliest	Value
Series	Preference	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)
A	Non-cumulative	30,000	50,000	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750

B	Non-cumulative	32,000	50,000	6.20% per annum	October 31, 2010	800

C	Non-cumulative	8,000	25,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200

D	Non-cumulative	54,000	60,000	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350

G	Cumulative	50,000	50,000	10.00% per annum	Date of issuance	5,500

		174,000	235,000			$8,600

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

On July 13, 2009, the Board declared dividends of $236.98, $387.50, $252.78 and $252.78 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, to be paid on August 10, 2009 to preferred shareholders of record on July 26, 2009. In addition, the Board declared a dividend of $2,500 per share of Series G Preferred Stock to be paid on August 10, 2009 to preferred shareholders of record on July 26, 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Comprehensive Income

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	June	November
	2009	2008
	(in millions)
Adjustment from adoption of SFAS No. 158, net of tax	$(194)	$(194)
Currency translation adjustment, net of tax	(91)	(30)
Pension and postretirement liability adjustment, net of tax	(89)	69
Net unrealized gains/(losses) on available-for-sale securities, net of tax (1)	24	(47)

Total accumulated other comprehensive loss, net of tax	$(350)	$(202)

(1)	Consists of net unrealized gains/(losses) of $17 million and $(55) million on available-for-sale securities held by the firm’s insurance subsidiaries as of June 2009 and November 2008, respectively, and net unrealized gains of $7 million and $8 million on available-for-sale securities held by investees accounted for under the equity method as of June 2009 and November 2008, respectively.

Note 10.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions, except per share amounts)
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$2,718	$2,051	$4,377	$3,518

Denominator for basic EPS — weighted average number of common shares	514.1	427.5	495.7	430.3
Effect of dilutive securities (1)
Restricted stock units	15.8	9.6	12.6	9.1
Stock options and warrants	21.1	10.3	11.8	11.2

Dilutive potential common shares	36.9	19.9	24.4	20.3

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	551.0	447.4	520.1	450.6

Basic EPS (2)	$5.27	$4.80	$8.81	$8.18
Diluted EPS (2)	4.93	4.58	8.42	7.81

(1)	The diluted EPS computations do not include the antidilutive effect of restricted stock units (RSUs), stock options and warrants as follows:

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions)

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	14.3	6.4	53.3	7.0

(2)	In accordance with FSP No. EITF 03-6-1, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are to be treated as a separate class of securities in calculating earnings per share. The firm adopted the FSP in the first quarter of fiscal 2009. The impact to basic earnings per common share for the three and six months ended June 2009 was a reduction of $0.02 per common share. There was no impact on diluted earnings per common share. Prior periods have not been restated due to immateriality.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	June	November
	2009	2008
	(in millions)
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	256	247
Equities (1)	2,389	2,389
Principal Investments	84	80
Asset Management and Securities Services
Asset Management (2)	565	565
Securities Services	117	117

Total	$3,536	$3,523

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		June	November
		2009	2008
		(in millions)

Customer lists (1)	Gross carrying amount	$1,116	$1,160
	Accumulated amortization	(438)	(436)

	Net carrying amount	$678	$724

New York Stock	Gross carrying amount	$714	$714
Exchange (NYSE)	Accumulated amortization	(274)	(252)

DMM rights	Net carrying amount	$440	$462

Insurance-related	Gross carrying amount	$292	$292
assets (2)	Accumulated amortization	(167)	(137)

	Net carrying amount	$125	$155

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF) lead	Accumulated amortization	(46)	(43)

market maker rights	Net carrying amount	$92	$95

Other (3)	Gross carrying amount	$195	$178
	Accumulated amortization	(93)	(85)

	Net carrying amount	$102	$93

Total	Gross carrying amount	$2,455	$2,482
	Accumulated amortization	(1,018)	(953)

	Net carrying amount	$1,437	$1,529

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily includes VOBA related to the firm’s insurance businesses.

(3)	Primarily includes marketing-related assets and other contractual rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives. The weighted average remaining life of the firm’s identifiable intangible assets is approximately 11 years.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The estimated future amortization for existing identifiable intangible assets through 2014 is set forth below (in millions):

Remainder of 2009	$72
2010	137
2011	133
2012	125
2013	119
2014	116

Note 12.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, non-financial assets. The following table sets forth the firm’s other assets by type:

	As of
	June	November
	2009	2008
	(in millions)
Property, leasehold improvements and equipment (1)	$10,925	$10,793
Goodwill and identifiable intangible assets (2)	4,973	5,052
Income tax-related assets	7,829	8,359
Equity-method investments (3)	1,425	1,454
Miscellaneous receivables and other	3,953	4,780

Total	$29,105	$30,438

(1)	Net of accumulated depreciation and amortization of $7.67 billion and $6.55 billion as of June 2009 and November 2008, respectively.

(2)	See Note 11 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments of $2.81 billion and $3.45 billion accounted for at fair value under SFAS No. 159 as of June 2009 and November 2008, respectively, which are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	June	November
	2009	2008
	(in millions)
Compensation and benefits	$10,178	$4,646
Insurance-related liabilities (1)	11,851	9,673
Noncontrolling interests (2)	938	1,127
Income tax-related liabilities	3,010	2,865
Employee interests in consolidated funds	438	517
Accrued expenses and other payables	5,198	4,388

Total	$31,613	$23,216

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	June	November
	2009	2008
	(in millions)

Separate account liabilities	$3,808	$3,628
Liabilities for future benefits and unpaid claims	6,895	4,778
Contract holder account balances	812	899
Reserves for guaranteed minimum death and income benefits	336	368

Total insurance-related liabilities	$11,851	$9,673

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.32 billion and $1.30 billion as of June 2009 and November 2008, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $1.35 billion and $1.20 billion as of June 2009 and November 2008, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders. Liabilities for future benefits and unpaid claims include $2.10 billion and $978 million carried at fair value under SFAS No. 159 as of June 2009 and November 2008, respectively.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are computed in accordance with AICPA SOP 03-1 and are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $601 million and $784 million related to consolidated investment funds as of June 2009 and November 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $1.19 billion and $1.76 billion for the six months ended June 2009 and May 2008, respectively. As of June 2009 and November 2008, the fees receivable from these funds were $908 million and $861 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $12.82 billion and $14.45 billion as of June 2009 and November 2008, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 8 for the firm’s commitments related to these funds.

Note 14.	Income Taxes

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. The firm does not expect unrecognized tax benefits to change significantly during the twelve months subsequent to June 2009.

Below is a table of the earliest tax years that remain subject to examination by major jurisdiction:

Earliest
Tax Year
Subject to
Jurisdiction	Examination
U.S. Federal	2005 (1)
New York State and City	2004 (2)
United Kingdom	2005
Japan	2005
Hong Kong	2003
Korea	2003

(1)	IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed but the liabilities for those years are not yet final.

(2)	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008. New York State examinations of fiscal 1999 through 2003 have been completed but the liabilities for those years are not yet final.

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

The following table sets forth information regarding Group Inc.’s capital ratios as of June 2009 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). These ratios are used by the Federal Reserve Board and other U.S. Federal banking agencies in the supervisory review process, including the assessment of the firm’s capital adequacy. The calculation of these ratios includes certain market risk measures that are under review by the Federal Reserve Board, as part of Group Inc.’s transition to bank holding company status. The calculation of these ratios has not been reviewed with the Federal Reserve Board and, accordingly, these ratios may be revised in subsequent filings.

As of
June 2009
($ in millions)
Tier 1 Capital
Common shareholders’ equity	$55,856
Preferred stock	6,957
Junior subordinated debt issued to trusts	5,000
Less: Goodwill	(3,536)
Less: Disallowable intangible assets	(1,437)
Less: Other deductions (1)	(6,297)

Tier 1 Capital	56,543
Tier 2 Capital
Qualifying subordinated debt (2)	13,989
Less: Other deductions (1)	(160)

Tier 2 Capital	$13,829

Total Capital	$70,372

Risk-Weighted Assets	$409,204

Tier 1 Capital Ratio	13.8%
Total Capital Ratio	17.2%
Tier 1 Leverage Ratio	6.4%

(1)	Principally includes equity investments in non-financial companies and the cumulative change in the fair value of the firm’s unsecured borrowings attributable to the impact of changes in the firm’s own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidating entities.

(2)	Substantially all of the firm’s existing subordinated debt qualifies as Tier 2 capital for Basel I purposes.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Risk-Weighted Assets (RWAs) under the Federal Reserve Board’s risk-based capital guidelines are comprised of requirements for market risk and credit risk. RWAs for market risk include certain measures that are under review by the Federal Reserve Board as part of Group Inc.’s transition to bank holding company status. Credit risk RWAs for on-balance sheet assets are based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional of each trade. All such assets and amounts are then assigned a risk weight depending on whether the counterparty is a sovereign, bank or qualifying securities firm, or other entity (or where collateral is held, the risk weight will depend on the nature of such collateral).

The firm’s Tier 1 leverage ratio is defined as Tier 1 capital under Basel I divided by adjusted average total assets (which includes adjustments for disallowed goodwill and certain intangible assets).

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

The firm also continues to disclose its capital ratios in accordance with the capital guidelines applicable to it before it became a bank holding company in September 2008, when the firm was regulated by the SEC as a Consolidated Supervised Entity (CSE). These guidelines were generally consistent with those set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). Subsequent to becoming a bank holding company, the firm no longer reports the CSE capital ratios to the SEC and Group Inc. is no longer regulated as a CSE.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth information regarding Group Inc.’s capital ratios as of June 2009 and November 2008 calculated in the same manner (generally consistent with Basel II) as when the firm was regulated by the SEC as a CSE:

	As of
	June	November
	2009	2008
	($ in millions)
I. Tier 1 and Total Allowable Capital
Common shareholders’ equity	$55,856	$47,898
Preferred stock	6,957	16,471
Junior subordinated debt issued to trusts	5,000	5,000
Less: Goodwill	(3,536)	(3,523)
Less: Disallowable intangible assets	(1,437)	(1,386)
Less: Other deductions (1)	(1,322)	(1,823)

Tier 1 Capital	61,518	62,637
Other components of Total Allowable Capital
Qualifying subordinated debt (2)	13,989	13,703
Less: Other deductions (1)	(160)	(690)

Total Allowable Capital	$75,347	$75,650

II. Risk-Weighted Assets
Market risk	$169,649	$176,646
Credit risk	172,195	184,055
Operational risk	40,000	39,675

Total Risk-Weighted Assets	$381,844	$400,376

III. Tier 1 Capital Ratio	16.1%	15.6%
IV. Total Capital Ratio	19.7%	18.9%

(1)	Principally includes the cumulative change in the fair value of the firm’s unsecured borrowings attributable to the impact of changes in the firm’s own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

(2)	Substantially all of the firm’s existing subordinated debt qualifies as Total Allowable Capital.

The firm’s RWAs based on the guidelines applicable to the firm when it was regulated as a CSE are driven by the amount of market risk, credit risk and operational risk associated with its business activities in a manner generally consistent with methodologies set out in Basel II. The methodologies used to compute these RWAs for each of market risk, credit risk and operational risk are closely aligned with the firm’s risk management practices.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department (NYSBD) and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel I as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. In order to be considered a “well capitalized” depository institution under the Federal Reserve Board guidelines, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. In November 2008, the firm contributed subsidiaries into GS Bank USA. In connection with this contribution, GS Bank USA agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%.

The following table sets forth information regarding GS Bank USA’s capital ratios under Basel I as implemented by the Federal Reserve Board, as of June 2009.

As of
June 2009
Tier 1 Capital Ratio	12.9%
Total Capital Ratio	17.2%
Tier 1 Leverage Ratio	9.8%

Consistent with the calculation of Group Inc.’s capital ratios, the calculation of GS Bank USA’s capital ratios includes certain market risk measures that are under review by the Federal Reserve Board. Accordingly, these ratios may be revised in subsequent filings. GS Bank USA is currently working to implement the Basel II framework. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to transition to Basel II over the next several years.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $7.04 billion and $94 million as of June 2009 and November 2008, respectively, which exceeded required reserve amounts by $6.73 billion and $6 million as of June 2009 and November 2008, respectively. GS Bank Europe, a wholly owned credit institution, is regulated by the Irish Financial Services Regulatory Authority and is subject to minimum capital requirements. As of June 2009 and November 2008, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of June 2009, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $13.19 billion, which exceeded the amount required by $11.42 billion. As of June 2009, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.87 billion, which exceeded the amount required by $1.80 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of June 2009 and November 2008, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the Bermuda Monetary Authority and by Lloyd’s (which is, in turn, regulated by the U.K.’s Financial Services Authority (FSA)). The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of June 2009 and November 2008.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of June 2009 and November 2008, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 2009 and November 2008, these subsidiaries were in compliance with their local capital adequacy requirements.

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the NYSBD have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization. As of June 2009, GS Bank USA could have declared dividends of $1.31 billion to Group Inc. without regulatory approval. As of November 2008, GS Bank USA would not have been able to declare dividends to Group Inc. without regulatory approval.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months Ended		Six Months Ended
		June	May	June	May
		2009	2008	2009	2008
		(in millions)

Investment	Net revenues	$1,440	$1,685	$2,263	$2,857
Banking	Operating expenses	1,167	1,155	1,872	2,095

	Pre-tax earnings	$273	$530	$391	$762

	Segment assets	$1,473	$7,269	$1,473	$7,269

Trading and	Net revenues	$10,784	$5,591	$17,934	$10,715
Principal	Operating expenses	6,290	3,961	11,163	7,704

Investments	Pre-tax earnings	$4,494	$1,630	$6,771	$3,011

	Segment assets	$696,454	$724,122	$696,454	$724,122

Asset Management	Net revenues	$1,537	$2,146	$2,989	$4,185
and Securities	Operating expenses	1,250	1,477	2,455	2,970

Services	Pre-tax earnings	$287	$669	$534	$1,215

	Segment assets	$191,617	$356,754	$191,617	$356,754

Total	Net revenues (1)(2)	$13,761	$9,422	$23,186	$17,757
	Operating expenses (3)	8,732	6,590	15,528	12,782

	Pre-tax earnings (4)	$5,029	$2,832	$7,658	$4,975

	Total assets	$889,544	$1,088,145	$889,544	$1,088,145

(1)	Net revenues include net interest income as set forth in the table below:

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions)

Investment Banking	$—	$—	$—	$6
Trading and Principal Investments	1,462	352	2,906	599
Asset Management and Securities Services	580	925	1,043	1,623

Total net interest	$2,042	$1,277	$3,949	$2,228

(2)	Net revenues include non-interest revenues as set forth in the table below:

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
		(in millions)

Investment banking fees	$1,440	$1,685	$2,263	$2,851
Equities commissions	1,021	1,234	1,995	2,472
Asset management and other fees	957	1,221	1,946	2,562
Trading and principal investments revenues	8,301	4,005	13,033	7,644

Total non-interest revenues	$11,719	$8,145	$19,237	$15,529

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Trading and principal investments revenues include $10 million and $(3) million for the three months ended June 2009 and May 2008, respectively, and $16 million and $(2) million for the six months ended June 2009 and May 2008, respectively, of realized gains/(losses) on securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale under SFAS No. 115.

(3)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $25 million and $(3) million for the three months ended June 2009 and May 2008, respectively, and $38 million and $13 million for the six months ended June 2009 and May 2008, respectively, that have not been allocated to the firm’s segments.

(4)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions)

Investment Banking	$39	$38	$76	$76
Trading and Principal Investments	428	214	951	460
Asset Management and Securities Services	60	59	149	118

Total depreciation and amortization	$527	$311	$1,176	$654

Geographic Information

Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. Since a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients, the methodology for allocating the firm’s profitability to geographic regions is dependent on estimates and management judgment. Specifically, in interim periods, the firm allocates compensation and benefits to geographic regions based upon the firmwide compensation to net revenues ratio. In the fourth quarter when compensation by employee is finalized, compensation and benefits are allocated to the geographic regions based upon total actual compensation during the fiscal year. See Note 18 to the consolidated financial statements in Part II, Item 8 of the firm’s Annual Report on Form 10-K for the fiscal year ended November 2008 for a discussion of the method of allocating by geographic region.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the total net revenues and pre-tax earnings of the firm and its consolidated subsidiaries by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings for each geographic region:

	Three Months Ended				Six Months Ended
	June 2009		May 2008		June 2009		May 2008
	($ in millions)
Net revenues
Americas (1)	$7,019	51%	$5,316	57%	$13,492	58%	$9,523	53%
EMEA (2)	3,727	27	2,756	29	5,613	24	5,430	31
Asia	3,015	22	1,350	14	4,081	18	2,804	16

Total net revenues	$13,761	100%	$9,422	100%	$23,186	100%	$17,757	100%

Pre-tax earnings
Americas (1)	$2,385	47%	$1,651	58%	$4,530	59%	$2,650	53%
EMEA (2)	1,562	31	865	31	2,141	28	1,652	33
Asia	1,107	22	313	11	1,025	13	686	14
Corporate (3)	(25)	N.M.	3	N.M.	(38)	N.M.	(13)	N.M.

Total pre-tax earnings	$5,029	100%	$2,832	100%	$7,658	100%	$4,975	100%

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Consists of net provisions for a number of litigation and regulatory proceedings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 17.	Interest Income and Interest Expense

The following table sets forth the details of the firm’s interest income and interest expense:

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions)
Interest income (1)
Deposits with banks	$18	$38	$40	$87
Securities borrowed, securities purchased under agreements to resell and federal funds sold	176	3,184	727	7,314
Trading assets, at fair value	2,881	3,426	6,039	7,143
Other interest (2)	395	2,850	1,026	6,199

Total interest income	$3,470	$9,498	$7,832	$20,743

Interest expense
Deposits	$119	$186	$269	$386
Securities loaned and securities sold under agreements to repurchase, at fair value	366	1,875	911	4,486
Trading liabilities, at fair value	406	630	869	1,327
Short-term borrowings (3)	154	448	394	985
Long-term borrowings (4)	648	1,891	1,597	4,260
Other interest (5)	(265)	3,191	(157)	7,071

Total interest expense	$1,428	$8,221	$3,883	$18,515

Net interest income	$2,042	$1,277	$3,949	$2,228

(1)	Interest income is recorded on an accrual basis based on contractual interest rates.

(2)	Primarily includes interest income on customer debit balances and other interest-earning assets.

(3)	Includes interest on unsecured short-term borrowings and short-term other secured financings.

(4)	Includes interest on unsecured long-term borrowings and long-term other secured financings.

(5)	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

Note 18.	Subsequent Event

On July 22, 2009, Group Inc. repurchased in full from the U.S. Treasury the warrant to purchase 12.2 million shares of common stock that was issued to the U.S. Treasury pursuant to the U.S. Treasury’s TARP Capital Purchase Program. The purchase price paid by Group Inc. to the U.S. Treasury for this warrant was $1.1 billion. This amount was recorded as a reduction to shareholders’ equity.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 26, 2009, the related condensed consolidated statements of earnings for the three and six months ended June 26, 2009 and May 30, 2008, the condensed consolidated statement of changes in shareholders’ equity for the six months ended June 26, 2009, the condensed consolidated statements of cash flows for the six months ended June 26, 2009 and May 30, 2008, and the condensed consolidated statements of comprehensive income for the three and six months ended June 26, 2009 and May 30, 2008. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of November 28, 2008, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein), and in our report dated January 22, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of November 28, 2008 and the condensed consolidated statement of changes in shareholders’ equity for the year ended November 28, 2008, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers, LLP

New York, New York
August 4, 2009

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Shareholders’ Equity

The following tables set forth a summary of consolidated average balances and interest rates for the three and six months ended June 2009 and May 2008:

	Three Months Ended
	June 2009			May 2008
			Average			Average
	Average		rate	Average		rate
	balance	Interest	(annualized)	balance	Interest	(annualized)
	(in millions, except rates)
Assets
Deposits with banks	$25,040	$18	0.29%	$5,300	$38	2.88%
U.S.	18,220	13	0.29	1,387	2	0.58
Non-U.S.	6,820	5	0.29	3,913	36	3.70
Securities borrowed, securities purchased under agreements to resell and federal funds sold	354,792	176	0.20	445,615	3,184	2.87
U.S.	268,925	(109)	(0.16)	354,145	2,194	2.49
Non-U.S.	85,867	285	1.33	91,470	990	4.35
Trading assets, at fair value (1)(2)	267,542	2,881	4.32	362,204	3,426	3.80
U.S.	193,117	2,231	4.63	198,807	1,824	3.69
Non-U.S.	74,425	650	3.50	163,397	1,602	3.94
Other interest-earning assets (3)	125,783	395	1.26	229,684	2,850	4.99
U.S.	77,381	206	1.07	135,980	1,376	4.07
Non-U.S.	48,402	189	1.57	93,704	1,474	6.33

Total interest-earning assets	773,157	3,470	1.80	1,042,803	9,498	3.66
Cash and due from banks	9,428			7,275
Other noninterest-earning assets (2)	122,478			160,248

Total assets	$905,063			$1,210,326

Liabilities
Deposits	$42,571	$119	1.12%	$29,282	$186	2.55%
U.S.	36,717	107	1.17	23,063	143	2.49
Non-U.S.	5,854	12	0.82	6,219	43	2.78
Securities loaned and securities sold under agreements to repurchase, at fair value	150,602	366	0.97	216,994	1,875	3.48
U.S.	108,002	110	0.41	120,318	905	3.03
Non-U.S.	42,600	256	2.41	96,676	970	4.04
Trading liabilities, at fair value (1)(2)	67,262	406	2.42	101,166	630	2.50
U.S.	35,324	86	0.98	50,028	194	1.56
Non-U.S.	31,938	320	4.02	51,138	436	3.43
Commercial paper	381	—	0.26	4,453	24	2.17
U.S.	260	—	0.22	2,968	16	2.17
Non-U.S.	121	—	0.36	1,485	8	2.17
Other borrowings (4)(5)	60,017	154	1.03	104,537	424	1.63
U.S.	36,250	130	1.44	53,265	216	1.63
Non-U.S.	23,767	24	0.41	51,272	208	1.63
Long-term borrowings (5)(6)	205,941	648	1.26	216,612	1,891	3.51
U.S.	194,460	596	1.23	192,750	1,683	3.51
Non-U.S.	11,481	52	1.82	23,862	208	3.51
Other interest-bearing liabilities (7)	210,979	(265)	(0.50)	365,881	3,191	3.51
U.S.	146,049	(374)	(1.03)	222,508	770	1.39
Non-U.S.	64,930	109	0.67	143,373	2,421	6.79

Total interest-bearing liabilities	737,753	1,428	0.78	1,038,925	8,221	3.18
Noninterest-bearing deposits	83			—
Other noninterest-bearing liabilities (2)	100,357			128,140

Total liabilities	838,193			1,167,065
Shareholders’ equity
Preferred stock	14,125			3,100
Common stock	52,745			40,161

Total shareholders’ equity	66,870			43,261
Total liabilities and shareholders’ equity	$905,063			$1,210,326

Interest rate spread			1.02%			0.48%
Net interest income and net yield on interest-earning assets		$2,042	1.06		$1,277	0.49
U.S.		1,686	1.21		1,469	0.86
Non-U.S.		356	0.66		(192)	(0.22)
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			27.87%			33.80%
Liabilities			24.49			36.00

STATISTICAL DISCLOSURES

	Six Months Ended
	June 2009			May 2008
			Average			Average
	Average		rate	Average		rate
	balance	Interest	(annualized)	balance	Interest	(annualized)
	(in millions, except rates)
Assets
Deposits with banks	$22,960	$40	0.35%	$5,359	$87	3.26%
U.S.	18,321	26	0.28	1,403	12	1.72
Non-U.S.	4,639	14	0.61	3,956	75	3.81
Securities borrowed, securities purchased under agreements to resell and federal funds sold	355,035	727	0.41	416,489	7,314	3.53
U.S.	266,682	52	0.04	330,835	5,606	3.41
Non-U.S.	88,353	675	1.53	85,654	1,708	4.01
Trading assets, at fair value (1)(2)	281,637	6,039	4.30	372,556	7,143	3.86
U.S.	205,771	4,807	4.69	204,059	4,019	3.96
Non-U.S.	75,866	1,232	3.26	168,497	3,124	3.73
Other interest-earning assets (3)	142,857	1,026	1.44	243,218	6,199	5.13
U.S.	93,725	568	1.22	139,951	2,539	3.65
Non-U.S.	49,132	458	1.87	103,267	3,660	7.13

Total interest-earning assets	802,489	7,832	1.96	1,037,622	20,743	4.02
Cash and due from banks	6,344			7,062
Other noninterest-earning assets (2)	133,510			148,435

Total assets	$942,343			$1,193,119

Liabilities
Deposits	$41,049	$269	1.31%	$25,090	$386	3.09%
U.S.	35,493	243	1.37	21,065	332	3.17
Non-U.S.	5,556	26	0.94	4,025	54	2.70
Securities loaned and securities sold under agreements to repurchase, at fair value	168,946	911	1.08	219,811	4,486	4.10
U.S.	122,369	259	0.42	123,344	2,425	3.95
Non-U.S.	46,577	652	2.81	96,467	2,061	4.30
Trading liabilities, at fair value (1)(2)	65,273	869	2.67	107,146	1,327	2.49
U.S.	33,166	238	1.44	55,468	448	1.62
Non-U.S.	32,107	631	3.94	51,678	879	3.42
Commercial paper	525	3	1.15	6,494	98	3.03
U.S.	322	3	1.87	5,226	83	3.19
Non-U.S.	203	—	0.19	1,268	15	2.38
Other borrowings (4) (5)	67,122	391	1.17	104,240	887	1.71
U.S.	42,701	337	1.58	52,041	638	2.47
Non-U.S.	24,421	54	0.44	52,199	249	0.96
Long-term borrowings (5) (6)	203,337	1,597	1.58	207,453	4,260	4.13
U.S.	191,978	1,470	1.54	184,853	3,842	4.18
Non-U.S.	11,359	127	2.24	22,600	418	3.72
Other interest-bearing liabilities (7)	218,758	(157)	(0.14)	350,275	7,071	4.06
U.S.	152,450	(447)	(0.59)	212,636	2,894	2.74
Non-U.S.	66,308	290	0.88	137,639	4,177	6.10

Total interest-bearing liabilities	765,010	3,883	1.02	1,020,509	18,515	3.65
Noninterest-bearing deposits	83			—
Other noninterest-bearing liabilities (2)	112,083			129,534

Total liabilities	877,176			1,150,043
Shareholders’ equity
Preferred stock	15,139			3,100
Common stock	50,028			39,976

Total shareholders’ equity	65,167			43,076
Total liabilities and shareholders’ equity	$942,343			$1,193,119

Interest rate spread			0.94%			0.37%
Net interest income and net yield on interest-earning assets		$3,949	0.99		$2,228	0.43
U.S.		3,350	1.15		1,514	0.45
Non-U.S.		599	0.55		714	0.40
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			27.16%			34.83%
Liabilities			24.38			35.85

STATISTICAL DISCLOSURES

(1)	Consists of cash trading instruments, including equity securities and convertible debentures.

(2)	Derivative instruments are included in other noninterest-earning assets and other noninterest-bearing liabilities.

(3)	Primarily consists of cash and securities segregated for regulatory and other purposes and receivables from customers and counterparties.

(4)	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

(5)	Interest rates include the effects of hedging in accordance with SFAS No. 133.

(6)	Consists of long-term other secured financings and unsecured long-term borrowings.

(7)	Primarily consists of payables to customers and counterparties.

(8)	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

STATISTICAL DISCLOSURES

Ratios

The following table sets forth selected financial ratios:

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
Annualized net earnings to average assets	1.5%	0.7%	1.1%	0.6%
Annualized return on average common shareholders’ equity (1)	23.0 (3)	20.4	18.3 (3)	17.6
Annualized return on average total shareholders’ equity (2)	20.5	19.3	16.1	16.7
Total average equity to average assets	7.4	3.6	6.9	3.6

(1)	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

(2)	Based on annualized net earnings divided by average monthly total shareholders’ equity.

(3)	The one-time preferred dividend of $426 million related to the repurchase of the firm’s TARP preferred stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) in the second quarter of 2009 was not annualized in the calculation of annualized net earnings to common shareholders since it has no impact on other quarters in the year.

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

The following table sets forth cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets as of June 2009 in accordance with the FFIEC guidelines:

	Banks	Governments	Other	Total
	(in millions)
Country
United Kingdom	$5,757	$6,604	$40,126	$52,487
Japan	18,301	230	4,293	22,824
Germany	1,893	6,784	12,559	21,236
Cayman Islands	36	1	15,147	15,184
France	4,103	3,246	4,878	12,227
Italy	692	8,002	533	9,227
China	7,359	29	1,617	9,005

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In connection with becoming a bank holding company, we were required to change our fiscal year-end from November to December. This change in our fiscal year-end resulted in a one-month transition period that began on November 29, 2008 and ended on December 26, 2008. Financial information for this fiscal transition period is included in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2009. On April 13, 2009, the Board of Directors of Group Inc. (the Board) approved a change in our fiscal year-end from the last Friday of December to December 31, beginning with fiscal 2009. Fiscal 2009 began on December 27, 2008 and will end on December 31, 2009. Our third fiscal quarter in 2009 will end on the last Friday of September. Beginning in the fourth quarter of 2009, our fiscal year will end on December 31.

In “Results of Operations” below, we compare the three and six month periods, as applicable, ended June 26, 2009 with the previously reported three and six month periods ended May 30, 2008. Financial information for the three and six months ended June 27, 2008 has not been included in this Form 10-Q for the following reasons: (i) the three and six months ended May 30, 2008 provide a meaningful comparison for the three and six months ended June 26, 2009; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and six months ended June 27, 2008 were presented in lieu of results for the three and six months ended May 30, 2008; and (iii) it was not practicable or cost justified to prepare this information.

All references to June 2009 and May 2008, unless specifically stated otherwise, refer to our three-month fiscal periods ended, or the dates, as the context requires, June 26, 2009 and May 30, 2008, respectively. All references to November 2008, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 28, 2008. All references to 2009, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, December 31, 2009.

Executive Overview

Three Months Ended June 2009 versus May 2008.  Our diluted earnings per common share were $4.93 for the second quarter ended June 26, 2009 compared with $4.58 for the second quarter ended May 30, 2008. Annualized return on average common shareholders’ equity (ROE) (1) was 23.0% for the second quarter of 2009. During the quarter, the firm repurchased the preferred stock that was issued to the U.S. Department of the Treasury (U.S. Treasury) pursuant to its TARP Capital Purchase Program for an aggregate purchase price of $10.04 billion (including accrued dividends). The repurchase resulted in a one-time preferred dividend of $426 million, which is included in our results for the second quarter of 2009. Excluding this one-time preferred dividend, diluted earnings per common share were $5.71 (2) and annualized ROE was 23.8% (2) for the second quarter of 2009. In addition, the firm completed a public offering of common stock for proceeds of $5.75 billion. During the quarter, book value per common share increased approximately 8% to $106.41 and tangible book value per common share (3) increased approximately 10% to $96.94. Our Tier 1 capital ratio under Basel I (4) was 13.8% at the end of the second quarter of 2009, up from 13.7% at the end of the first quarter of 2009. Our Tier 1 capital ratio under Basel II (4) was 16.1% at the end of the second quarter of 2009, up from 16.0% at the end of the first quarter of 2009.

Our results for the second quarter of 2009 reflected significantly higher net revenues in Trading and Principal Investments compared with the second quarter of 2008, partially offset by significantly lower net revenues in Asset Management and Securities Services and lower net revenues in Investment Banking. The increase in Trading and Principal Investments reflected particularly strong results in Fixed Income, Currency and Commodities (FICC) and Equities, which were both significantly higher than the second quarter of 2008. The increase in FICC reflected particularly strong performances in credit products, interest rate products and currencies, reflecting strength in the client franchise. In addition, net revenues in both mortgages and commodities were higher compared with the second quarter of 2008. In the second quarter of 2009, mortgages included a loss of approximately $700 million on commercial mortgage loans. During the quarter, FICC operated in an environment characterized by strong client-driven activity, particularly in more liquid products, favorable market opportunities and tighter corporate credit spreads. The increase in Equities reflected significantly higher net revenues in derivatives and, to a lesser extent, principal strategies. In addition, net revenues in shares were solid, but essentially unchanged compared with the second quarter of 2008. Commissions declined compared with the second quarter of 2008. During the quarter, Equities operated in an environment characterized by solid client-driven activity, favorable market opportunities, a significant increase in global equity prices and a decline in volatility levels. Results in Principal Investments were also higher compared with the second quarter of 2008, and included a gain of $948 million related to our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), a gain of $343 million from corporate principal investments and a loss of $499 million from real estate principal investments.

The decline in Asset Management and Securities Services reflected significantly lower net revenues in both Asset Management and Securities Services compared with the second quarter of 2008. The decrease in Securities Services primarily reflected the impact of lower customer balances compared with the second quarter of 2008. The decrease in Asset Management principally reflected the impact of lower assets under management, due to market depreciation since the end of the second quarter of 2008. During the quarter, assets under management increased $48 billion to $819 billion, due to $42 billion of market appreciation, primarily in equity and fixed income assets, and $6 billion of net inflows.

The decline in Investment Banking reflected significantly lower net revenues in Financial Advisory, partially offset by significantly higher net revenues in Underwriting compared with the second quarter of 2008. The decrease in Financial Advisory reflected a significant decline in industry-wide completed mergers and acquisitions. The increase in Underwriting reflected significantly higher net revenues in equity underwriting, which achieved its highest quarterly performance, as well as higher net revenues in debt underwriting. The increase in equity underwriting reflected very strong client activity. The increase in debt underwriting primarily reflected higher net revenues from investment-grade and municipal activity. Our investment banking transaction backlog decreased during the quarter. (5)

Six Months Ended June 2009 versus May 2008.  Our diluted earnings per common share were $8.42 for the six months ended June 26, 2009 compared with $7.81 for the six months ended May 30, 2008. Annualized ROE (1) was 18.3% for the first half of 2009. Excluding the one-time preferred dividend of $426 million related to the repurchase of our TARP preferred stock, diluted earnings per common share were $9.23 (2) and annualized ROE was 19.2% (2) for the first half of 2009.

Our results for the first half of 2009 reflected significantly higher net revenues in Trading and Principal Investments, partially offset by significantly lower net revenues in Asset Management and Securities Services, and Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, which were more than double the amount in the first half of 2008, as well as higher net revenues in Equities, partially offset by weak results in Principal Investments. The increase in FICC reflected particularly strong results in credit products, interest rate products and, to a lesser extent, commodities, reflecting strength in the client franchise. In addition, results in mortgages were significantly higher compared with a difficult first half of 2008, while net revenues in currencies were solid, but lower compared with the first half of 2008. In the first half of 2009, mortgages included a loss of approximately $1.5 billion on commercial mortgage loans. During the first half of 2009, FICC operated in an environment characterized by strong client-driven activity, particularly in more liquid products, and favorable market opportunities. The increase in Equities reflected particularly strong net revenues in derivatives, as well as higher results in principal strategies. These increases were partially offset by lower net revenues in shares compared with the first half of 2008. Commissions declined compared with the first half of 2008. During the first half of 2009, Equities operated in an environment generally characterized by an increase in global equity prices (principally during our second quarter) and high, but declining, levels of volatility. In the first half of 2009, results in Principal Investments reflected net losses of $1.14 billion from real estate principal investments and $278 million from corporate principal investments, partially offset by a gain of $797 million related to our investment in the ordinary shares of ICBC.

The decline in Asset Management and Securities Services reflected significant decreases in both Asset Management and Securities Services. The decrease in Asset Management primarily reflected the impact of lower assets under management, due to market depreciation during the second half of 2008. The decrease in Securities Services primarily reflected the impact of lower customer balances.

The decline in Investment Banking primarily reflected significantly lower net revenues in Financial Advisory, due to a significant decline in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were slightly lower compared with the first half of 2008, primarily due to lower net revenues in debt underwriting, reflecting a decrease in leveraged finance activity. Net revenues in equity underwriting were essentially unchanged compared with the first half of 2008.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

(1)	Annualized return on average common shareholders’ equity (ROE) is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The one-time preferred dividend of $426 million related to the repurchase of our TARP preferred stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) was not annualized in the calculation of annualized net earnings applicable to common shareholders since it has no impact on other quarters in the year. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROE.

(2)	We believe that presenting our results excluding the impact of the one-time preferred dividend of $426 million related to the repurchase of our TARP preferred stock is meaningful because it increases the comparability of period-to-period results. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of diluted earnings per common share and ROE excluding the impact of this one-time dividend.

(3)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements. We believe that tangible common shareholders’ equity is meaningful because it is one of the measures that we and investors use to assess capital adequacy. See “— Equity Capital — Capital Ratios and Metrics” below for further information regarding tangible common shareholders’ equity.

(4)	As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. We are reporting our Tier 1 capital ratio calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The calculation of our Tier 1 capital ratio under Basel I includes certain market risk measures that are under review by the Federal Reserve Board, as part of our transition to bank holding company status. The calculation of our Tier 1 capital ratio has not been reviewed with the Federal Reserve Board and, accordingly, may be revised in subsequent filings. We also continue to disclose our Tier 1 capital ratio calculated in accordance with the capital guidelines applicable to us when we were regulated by the SEC as a Consolidated Supervised Entity (CSE). These guidelines were generally consistent with those set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). See “— Equity Capital” below for a further discussion of our capital ratios.

(5)	Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment

Global economic conditions remained weak, but showed some signs of stabilization during our second quarter of fiscal 2009. Although real gross domestic product (GDP) continued to decline in most major economies, the decline was significantly less than in the first quarter of fiscal 2009, and economic activity in a number of emerging economies improved. Global equity markets increased significantly during our second quarter, and volatility levels generally declined. In addition, corporate credit spreads tightened during our second quarter. The price of crude oil increased, but remained well below the levels reached in fiscal 2008. The U.S. dollar depreciated against the British pound, the Euro and the Japanese yen. In investment banking, industry-wide mergers and acquisitions activity remained weak, while industry-wide equity and equity-related offerings increased significantly during our second quarter, particularly in the financial sector.

In the U.S., real GDP continued to decline during our second quarter, although at a slower pace compared with our first quarter. Residential investment continued to contract due to ongoing weakness in the housing market and the rate of unemployment continued to rise at a rapid pace. However, the fiscal stimulus package contributed to an increase in government expenditure. The rate of inflation declined during our second quarter, reflecting rising excess production capacity. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during our second quarter. The 10-year U.S. Treasury note yield ended our second quarter 74 basis points higher at 3.52%. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 19%, 13% and 9%, respectively, during our second quarter.

In the Eurozone economies, real GDP declined during our second quarter, as business investment, exports and consumer spending remained weak. Labor markets also remained weak, with the rate of unemployment rising in the major economies. However, surveys of business and consumer confidence recovered from the very low levels during our first quarter. In response to a continued challenging economic outlook and declining inflation, the European Central Bank further lowered its main refinancing operations rate by 50 basis points to 1.00%. The Euro appreciated by 6% against the U.S. dollar. In the U.K., real GDP appeared to decline during the quarter, due to weaker consumer and business investment spending, partially offset by stronger exports. The Bank of England maintained its official bank rate at 0.50% during the quarter. After a period of sustained weakness over the previous two quarters, the British pound appreciated by 15% against the U.S. dollar. Equity markets in both the U.K. and continental Europe increased significantly during our second quarter, while long-term government bond yields increased.

In Japan, real GDP appeared to increase during our second quarter, after a significant decline in the first quarter. A recovery in exports and consumer spending more than offset continued weakness in business investment. Business confidence improved slightly but remained at low levels and the rate of unemployment continued to rise. Measures of inflation declined during the quarter. The Bank of Japan left its target overnight call rate unchanged at 0.10%, while the yield on 10-year Japanese government bonds increased slightly during the quarter. The Japanese yen appreciated by 3% against the U.S. dollar and the Nikkei 225 Index increased 14% during our second quarter.

In China, real GDP growth accelerated during our second quarter as strong domestic demand, led by high levels of consumption and fixed investment spending, helped to offset weak export demand. Measures of inflation continued to decline during the quarter. The People’s Bank of China left its one-year benchmark lending rate unchanged at 5.31%. The Chinese yuan remained essentially unchanged against the U.S. dollar and the Shanghai Composite Index increased 23% during our second quarter. Equity markets in Hong Kong and Korea also ended the quarter significantly higher. In India, the pace of economic growth also accelerated due to an increase in business investment and consumer spending. The Indian rupee appreciated by 5% against the U.S. dollar during our second quarter and equity markets in India ended the quarter significantly higher.

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

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which specifies that it is acceptable to use inputs based on management estimates or assumptions, or for management to make adjustments to observable inputs, to determine fair value when markets are not active and relevant observable inputs are not available. In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability have decreased significantly. Our fair value measurement policies are consistent with the guidance in both FSP No. FAS 157-3 and FSP No. FAS 157-4. See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding FSP No. FAS 157-4.

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

In determining fair value, we separate our “Trading assets, at fair value” and “Trading liabilities, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Trading Instruments by Category
(in millions)

	As of June 2009			As of November 2008
	Trading		Trading	Trading		Trading
	Assets, at		Liabilities, at	Assets, at		Liabilities, at
	Fair Value		Fair Value	Fair Value		Fair Value
Cash trading instruments	$244,617		$77,819	$186,231		$57,143
ICBC	6,269	(1)	—	5,496	(1)	—
SMFG	1,330		1,327 (4)	1,135		1,134 (4)
Other principal investments	13,009	(2)	—	15,126	(2)	—

Principal investments	20,608		1,327	21,757		1,134

Cash instruments	265,225		79,146	207,988		58,277
Exchange-traded	4,709		5,573	6,164		8,347
Over-the-counter	85,317		62,578	124,173		109,348

Derivative contracts	90,026	(3)	68,151 (5)	130,337	(3)	117,695 (5)

Total	$355,251		$147,297	$338,325		$175,972

(1)	Includes interests of $3.96 billion and $3.48 billion as of June 2009 and November 2008, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (in addition to our investments in ICBC and Sumitomo Mitsui Financial Group, Inc. (SMFG)) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of June 2009			As of November 2008
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$9,407	$1,812	$11,219	$10,726	$2,935	$13,661
Public	1,747	43	1,790	1,436	29	1,465

Total	$11,154	$1,855	$13,009	$12,162	$2,964	$15,126

(3)	Net of cash received pursuant to credit support agreements of $133.34 billion and $137.16 billion as of June 2009 and November 2008, respectively.

(4)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(5)	Net of cash paid pursuant to credit support agreements of $16.31 billion and $34.01 billion as of June 2009 and November 2008, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most government obligations, active listed equities and certain money market securities.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, investment-grade corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, certain state, municipal and provincial obligations and certain money market securities and loan commitments.

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

Our most significant public principal investment is our investment in the ordinary shares of ICBC. Our investment in ICBC is valued using the quoted market price adjusted for transfer restrictions. During the quarter ended March 2009, we committed to supplemental transfer restrictions in relation to our investment in ICBC. Under the original transfer restrictions, the ICBC shares we held would have become free from transfer restrictions in equal installments on April 28, 2009 and October 20, 2009. Under the new supplemental transfer restrictions, on April 28, 2009, 20% of the ICBC shares that we held became free from transfer restrictions and we completed the disposition of these shares during the second quarter of 2009. Our remaining ICBC shares are subject to transfer restrictions, which prohibit liquidation at any time prior to April 28, 2010.

We also have an investment in the convertible preferred stock of SMFG. This investment is valued using a model that is principally based on SMFG’s common stock price. During 2008, we converted one-third of our SMFG preferred stock investment into SMFG common stock, and delivered the common stock to close out one-third of our hedge position. As of June 2009, we remained hedged on the common stock underlying our remaining investment in SMFG.

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

Management’s judgment is required to determine the appropriate risk-adjusted discount rate for cash trading instruments that are classified within level 3 of the fair value hierarchy and that have little or no price transparency as a result of decreased volumes and lower levels of trading activity. In such situations, our valuation is adjusted to approximate rates which market participants would likely consider appropriate for relevant credit and liquidity risks.

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

Total level 3 assets were $54.44 billion, $59.06 billion and $66.19 billion as of June 2009, March 2009 and November 2008, respectively. The decrease in level 3 assets during the three months ended June 2009 primarily reflected unrealized losses (principally on real estate fund investments, and loans and securities backed by commercial real estate) and sales and paydowns (principally on bank loans and bridge loans and other debt obligations). The decrease in level 3 assets as of June 2009 as compared with November 2008 primarily reflected unrealized losses, principally on private equity and real estate fund investments, loans and securities backed by commercial real estate, and bank loans and bridge loans.

The following table sets forth the fair values of financial assets classified within level 3 of the fair value hierarchy:

Level 3 Financial Assets at Fair Value
(in millions)

	As of
	June	March	November
Description	2009	2009	2008
Private equity and real estate fund investments (1)	$12,679	$13,620	$16,006
Bank loans and bridge loans (2)	9,669	9,866	11,957
Corporate debt securities and other debt obligations (3)	6,605	7,554	7,596
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,839	7,705	9,340
Loans and securities backed by residential real estate	1,862	2,088	2,049
Loan portfolios (4)	1,774	1,851	4,118

Cash instruments	39,428	42,684	51,066
Derivative contracts	15,016	16,378	15,124

Total level 3 assets at fair value	54,444	59,062	66,190
Level 3 assets for which we do not bear economic exposure (5)	(4,061)	(4,402)	(6,616)

Level 3 assets for which we bear economic exposure	$50,383	$54,660	$59,574

(1)	Includes $1.55 billion, $1.82 billion and $2.62 billion as of June 2009, March 2009 and November 2008, respectively, of real estate fund investments.

(2)	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $518 million, $739 million and $804 million as of June 2009, March 2009 and November 2008, respectively, of CDOs backed by corporate obligations.

(4)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(5)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

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

Long Positions in Loans and Securities Backed by Residential Real Estate
(in millions)

	As of
	June	November
	2009	2008
Prime (1)	$1,511	$1,494
Alt-A	825	1,845
Subprime (2)	1,611	1,906

Total (3)	$3,947	$5,245

(1)	Excludes U.S. government agency-issued collateralized mortgage obligations of $7.45 billion and $4.27 billion as of June 2009 and November 2008, respectively. Also excludes U.S. government agency-issued mortgage pass-through certificates.

(2)	Includes $209 million and $228 million of CDOs backed by subprime mortgages as of June 2009 and November 2008, respectively.

(3)	Includes $1.86 billion and $2.05 billion of financial instruments (primarily loans and investment-grade securities, the majority of which were issued during 2006 and 2007) classified within level 3 of the fair value hierarchy as of June 2009 and November 2008, respectively.

Loans and securities backed by commercial real estate.  We originate, securitize and syndicate fixed and floating rate commercial mortgages globally. At any point in time, we may use cash instruments as well as derivatives to manage our risk position in the commercial mortgage market. The following table sets forth the fair value of our long positions in loans and securities backed by commercial real estate by geographic region. The decrease in loans and securities backed by commercial real estate from November 2008 to June 2009 was primarily due to writedowns.

Long Positions in Loans and Securities Backed by
Commercial Real Estate by Geographic Region
 (in millions)

	As of
	June	November
	2009	2008
Americas (1)	$6,132	$7,433
EMEA (2)	1,800	3,304
Asia	77	157

Total (3)	$8,009 (4)	$10,894 (5)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes $6.84 billion and $9.34 billion of financial instruments classified within level 3 of the fair value hierarchy as of June 2009 and November 2008, respectively.

(4)	Comprised of loans of $6.43 billion and commercial mortgage-backed securities of $1.58 billion as of June 2009, of which $7.39 billion was floating rate and $621 million was fixed rate.

(5)	Comprised of loans of $9.23 billion and commercial mortgage-backed securities of $1.66 billion as of November 2008, of which $9.78 billion was floating rate and $1.11 billion was fixed rate.

Leveraged Lending Capital Market Transactions

We arrange, extend and syndicate loans and commitments related to leveraged lending capital market transactions globally. The following table sets forth the notional amount of our leveraged lending capital market transactions by geographic region:

Leveraged Lending Capital Market Transactions by Geographic Region
(in millions)

	As of June 2009				As of November 2008
	Funded	Unfunded	Total		Funded	Unfunded	Total
Americas (1)	$1,692	$1,204	$2,896		$3,036	$1,735	$4,771
EMEA (2)	1,765	63	1,828		2,294	259	2,553
Asia	612	40	652		568	73	641

Total	$4,069	$1,307	$5,376	(3)	$5,898	$2,067	$7,965	(3)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Represents the notional amount. We account for these transactions at fair value and our exposure was $2.75 billion and $5.53 billion as of June 2009 and November 2008, respectively.

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

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales under SFAS No. 140, debt raised through our William Street program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions and certain hybrid financial instruments;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of our matched book and certain firm financing activities;

•	certain deposits issued by GS Bank USA, as well as securities held by GS Bank USA;

•	certain receivables from customers and counterparties, including certain margin loans, transfers accounted for as secured loans rather than purchases under SFAS No. 140 and prepaid variable share forwards;

•	certain insurance and reinsurance contracts and certain guarantees; and

•	in general, investments acquired after the adoption of SFAS No. 159 where we have significant influence over the investee and would otherwise apply the equity method of accounting. In certain cases, we may apply the equity method of accounting to new investments that are strategic in nature or closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant.

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

During 2008 (particularly during the fourth quarter) and early 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. If there is a prolonged period of weakness in the business environment and financial markets, our businesses may be adversely affected, which could result in an impairment of goodwill in the future.

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	June	November
	2009	2008
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	256	247
Equities (1)	2,389	2,389
Principal Investments	84	80
Asset Management and Securities Services
Asset Management (2)	565	565
Securities Services	117	117

Total	$3,536	$3,523

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of remaining lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of June 2009		As of November 2008
		Range of Estimated
	Carrying	Remaining Lives	Carrying
	Value	(in years)	Value
Customer lists (1)	$678	2-16	$724
New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights	440	12	462
Insurance-related assets (2)	125	6	155
Exchange-traded fund (ETF) lead market maker rights	92	18	95
Other (3)	102	1-17	93

Total	$1,437		$1,529

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily includes the value of business acquired related to our insurance businesses.

(3)	Primarily includes marketing-related assets and other contractual rights.

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

In October 2008, the SEC approved the NYSE’s proposal to create a new market model and redefine the role of NYSE DMMs. This new rule set further aligns the NYSE’s model with investor requirements for speed and efficiency of execution and establishes specialists as DMMs. While DMMs still have an obligation to commit capital, they are now able to trade on parity with other market participants. In addition, in June 2009 the NYSE successfully completed the rollout of new systems architecture that further reduces order completion time, which enables the NYSE to offer competitive execution speeds, while continuing to incorporate the price discovery provided by DMMs. The new rule set, in combination with technology improvements to increase execution speed, is expected to continue to bolster the NYSE’s competitive position.

Since our last impairment test, there have been no events or changes in circumstances indicating that NYSE DMM rights intangible asset may not be recoverable. However, we will continue to evaluate the performance of the specialist business under the new market model. There can be no assurance that these rule and system changes will result in sufficient cash flows to avoid impairment of our NYSE DMM rights in the future. As of June 2009, the carrying value of our NYSE DMM rights was $440 million. To the extent that there were to be an impairment in the future, it could result in a significant writedown in the carrying value of these DMM rights.

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

A substantial portion of our compensation and benefits represents discretionary compensation, which are determined at year-end. We believe the most appropriate way to allocate estimated annual discretionary compensation among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 49.0% for the first half of 2009.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
Net revenues	$13,761	$9,422	$23,186	$17,757
Pre-tax earnings	5,029	2,832	7,658	4,975
Net earnings	3,435	2,087	5,249	3,598
Net earnings applicable to common shareholders	2,718	2,051	4,377	3,518
Diluted earnings per common share	4.93	4.58	8.42	7.81
Annualized return on average common shareholders’ equity (1)	23.0%	20.4%	18.3%	17.6%
Diluted earnings per common share, excluding the impact of one-time TARP preferred dividend (2)	$5.71	N/A	$9.23	N/A
Annualized return on average common shareholders’ equity, excluding the impact of one-time TARP preferred dividend (2)	23.8%	N/A	19.2%	N/A

(1)	Annualized return on average common shareholders’ equity (ROE) is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The one-time preferred dividend of $426 million related to the repurchase of our TARP preferred stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) was not annualized in the calculation of annualized net earnings applicable to common shareholders since it has no impact on other quarters in the year. The following table sets forth our average common shareholders’ equity:

	Average for the
	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
	(in millions)
Total shareholders’ equity	$66,870	$43,261	$65,167	$43,076
Preferred stock	(14,125)	(3,100)	(15,139)	(3,100)

Common shareholders’ equity	$52,745	$40,161	$50,028	$39,976

(2)	We believe that presenting our results excluding the impact of the one-time preferred dividend of $426 million related to the repurchase of our TARP preferred stock is meaningful because it increases the comparability of period-to-period results. The following tables set forth the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this one-time preferred dividend:

	Three Months	Six Months
	Ended June	Ended June
	2009	2009
	(in millions, except
	per share amounts)
Net earnings applicable to common shareholders	$2,718	$4,377
Impact of one-time TARP preferred dividend	426	426

Net earnings applicable to common shareholders, excluding the impact of one-time TARP preferred dividend	3,144	4,803
Divided by: average diluted common shares outstanding	551.0	520.1

Diluted earnings per common share, excluding the impact of one-time TARP preferred dividend	$5.71	$9.23

	Average for the
	Three Months	Six Months
	Ended June	Ended June
	2009	2009
	(in millions)
Total shareholders’ equity	$66,870	$65,167
Preferred stock	(14,125)	(15,139)

Common shareholders’ equity	52,745	50,028
Impact of one-time TARP preferred dividend on average common shareholders’ equity	107	61

Common shareholders’ equity, excluding the impact of one-time TARP preferred dividend on average common shareholders’ equity	$52,852	$50,089

Net Revenues

Three Months Ended June 2009 versus May 2008.  Our net revenues were $13.76 billion for the second quarter of 2009, an increase of 46% compared with the second quarter of 2008, reflecting significantly higher net revenues in Trading and Principal Investments, partially offset by significantly lower net revenues in Asset Management and Securities Services and lower net revenues in Investment Banking. The increase in Trading and Principal Investments reflected particularly strong results in FICC and Equities, which were both significantly higher than the second quarter of 2008. The increase in FICC reflected particularly strong performances in credit products, interest rate products and currencies, reflecting strength in the client franchise. In addition, net revenues in both mortgages and commodities were higher compared with the second quarter of 2008. In the second quarter of 2009, mortgages included a loss of approximately $700 million on commercial mortgage loans. During the quarter, FICC operated in an environment characterized by strong client-driven activity, particularly in more liquid products, favorable market opportunities and tighter corporate credit spreads. The increase in Equities reflected significantly higher net revenues in derivatives and, to a lesser extent, principal strategies. In addition, net revenues in shares were solid, but essentially unchanged compared with the second quarter of 2008. Commissions declined compared with the second quarter of 2008. During the quarter, Equities operated in an environment characterized by solid client-driven activity, favorable market opportunities, a significant increase in global equity prices and a decline in volatility levels. Results in Principal Investments were also higher compared with the second quarter of 2008, and included a gain of $948 million related to our investment in the ordinary shares of ICBC, a gain of $343 million from corporate principal investments and a loss of $499 million from real estate principal investments.

The decline in Asset Management and Securities Services reflected significantly lower net revenues in both Asset Management and Securities Services compared with the second quarter of 2008. The decrease in Securities Services primarily reflected the impact of lower customer balances compared with the second quarter of 2008. The decrease in Asset Management principally reflected the impact of lower assets under management, due to market depreciation since the end of the second quarter of 2008. During the quarter, assets under management increased $48 billion to $819 billion, due to $42 billion of market appreciation, primarily in equity and fixed income assets, and $6 billion of net inflows.

The decline in Investment Banking reflected significantly lower net revenues in Financial Advisory, partially offset by significantly higher net revenues in Underwriting compared with the second quarter of 2008. The decrease in Financial Advisory reflected a significant decline in industry-wide completed mergers and acquisitions. The increase in Underwriting reflected significantly higher net revenues in equity underwriting, which achieved its highest quarterly performance, as well as higher net revenues in debt underwriting. The increase in equity underwriting reflected very strong client activity. The increase in debt underwriting primarily reflected higher net revenues from investment-grade and municipal activity.

Six Months Ended June 2009 versus May 2008.  Our net revenues were $23.19 billion for the six months ended June 2009, an increase of 31% compared with the first half of 2008, reflecting significantly higher net revenues in Trading and Principal Investments, partially offset by significantly lower net revenues in Asset Management and Securities Services, and Investment Banking. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, which were more than double the amount in the first half of 2008, as well as higher net revenues in Equities, partially offset by weak results in Principal Investments. The increase in FICC reflected particularly strong results in credit products, interest rate products and, to a lesser extent, commodities, reflecting strength in the client franchise. In addition, results in mortgages were significantly higher compared with a difficult first half of 2008, while net revenues in currencies were solid, but lower compared with the first half of 2008. In the first half of 2009, mortgages included a loss of approximately $1.5 billion on commercial mortgage loans. During the first half of 2009, FICC operated in an environment characterized by strong client-driven activity, particularly in more liquid products, and favorable market opportunities. The increase in Equities reflected particularly strong net revenues in derivatives, as well as higher results in principal strategies. These increases were partially offset by lower net revenues in shares compared with the first half of 2008. Commissions declined compared with the first half of 2008. During the first half of 2009, Equities operated in an environment generally characterized by an increase in global equity prices (principally during our second quarter) and high, but declining, levels of volatility. In the first half of 2009, results in Principal Investments reflected net losses of $1.14 billion from real estate principal investments and $278 million from corporate principal investments, partially offset by a gain of $797 million related to our investment in the ordinary shares of ICBC.

The decline in Asset Management and Securities Services reflected significant decreases in both Asset Management and Securities Services. The decrease in Asset Management primarily reflected the impact of lower assets under management, due to market depreciation during the second half of 2008. The decrease in Securities Services primarily reflected the impact of lower customer balances.

The decline in Investment Banking primarily reflected significantly lower net revenues in Financial Advisory, due to a significant decline in industry-wide completed mergers and acquisitions. Net revenues in Underwriting were slightly lower compared with the first half of 2008, primarily due to lower net revenues in debt underwriting, reflecting a decrease in leveraged finance activity. Net revenues in equity underwriting were essentially unchanged compared with the first half of 2008.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits expenses includes salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as payroll taxes, severance costs and benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 49.0% for the first half of 2009.

The following table sets forth our operating expenses and total staff:

Operating Expenses and Total Staff
($ in millions)

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
Compensation and benefits (1)	$6,649	$4,522	$11,361	$8,523

Brokerage, clearing, exchange and distribution fees	574	741	1,110	1,531
Market development	82	126	150	270
Communications and technology	173	192	346	379
Depreciation and amortization (2)	426	220	975	474
Occupancy	242	234	483	470
Professional fees	145	185	280	363
Other expenses	441	370	823	772

Total non-compensation expenses	2,083	2,068	4,167	4,259

Total operating expenses	$8,732	$6,590	$15,528	$12,782

Total staff at period end (3)	29,400	35,000

(1)	Compensation and benefits includes $66 million for both the three months ended June 2009 and May 2008 and $136 million and $129 million for the six months ended June 2009 and May 2008, respectively, attributable to consolidated entities held for investment purposes. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

(2)	Beginning in the second quarter of 2009, “Amortization of identifiable intangible assets” is included in “Depreciation and amortization” in the condensed consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

(3)	Includes employees, consultants and temporary staff. Excludes total staff of approximately 3,900 and 4,900 as of June 2009 and May 2008, respectively, of consolidated entities held for investment purposes (see footnote 1 above).

The following table sets forth non-compensation expenses of consolidated entities held for investment purposes and our remaining non-compensation expenses by line item:

Non-Compensation Expenses
(in millions)

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
Non-compensation expenses of consolidated investments (1)	$286	$123	$746	$248

Non-compensation expenses excluding consolidated investments
Brokerage, clearing, exchange and distribution fees	574	741	1,110	1,531
Market development	80	124	146	265
Communications and technology	171	191	343	377
Depreciation and amortization (2)	220	184	421	413
Occupancy	223	211	431	428
Professional fees	143	181	276	357
Other expenses	386	313	694	640

Subtotal	1,797	1,945	3,421	4,011

Total non-compensation expenses, as reported	$2,083	$2,068	$4,167	$4,259

(1)	Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses. For example, these investments include consolidated entities that hold real estate assets, such as hotels, but exclude investments in entities that primarily hold financial assets. We believe that it is meaningful to review non-compensation expenses excluding expenses related to these consolidated entities in order to evaluate trends in non-compensation expenses related to our principal business activities. Revenues related to such entities are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

(2)	Beginning in the second quarter of 2009, “Amortization of identifiable intangible assets” is included in “Depreciation and amortization” in the condensed consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

Three Months Ended June 2009 versus May 2008.  Operating expenses of $8.73 billion for the second quarter of 2009 increased 33% compared with the second quarter of 2008. Compensation and benefits expenses (including salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as payroll taxes, severance costs and benefits) of $6.65 billion were higher than the second quarter of 2008, primarily due to higher net revenues. During the second quarter of 2009, our ratio of compensation and benefits to net revenues was 48.3%. Total staff decreased 1% during the second quarter of 2009.

Non-compensation expenses, excluding consolidated entities held for investment purposes, were $1.80 billion, 8% lower than the second quarter of 2008. The decrease compared with the second quarter of 2008 was attributable to lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities. In addition, non-compensation expenses during the second quarter of 2009 were generally lower than the second quarter of 2008 principally due to the impact of reduced staff levels and the effect of expense reduction initiatives. These decreases were partially offset by the impact of higher FDIC fees on bank deposits, including the impact of a special assessment of approximately $50 million, and net provisions for litigation and regulatory proceedings of $25 million. The increase in non-compensation expenses related to consolidated entities held for investment purposes reflected real estate impairment charges of approximately $170 million during the second quarter of 2009. This loss, which was measured based on discounted cash flow analysis, is included in our Trading and Principal Investments segment and reflected weakness in the commercial real estate markets, particularly in Asia. Including consolidated entities held for investment purposes, non-compensation expenses were $2.08 billion, essentially unchanged from the second quarter of 2008.

Six Months Ended June 2009 versus May 2008.  Operating expenses of $15.53 billion for the first half of 2009 increased 21% compared with the first half of 2008. Compensation and benefits expenses (including salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as payroll taxes, severance costs and benefits) of $11.36 billion were higher than the first half of 2008, primarily due to higher net revenues. Our ratio of compensation and benefits to net revenues was 49.0% for the first half of 2009. Total staff decreased 7% during the first half of 2009.

Non-compensation expenses, excluding consolidated entities held for investment purposes, were $3.42 billion, 15% lower than the first half of 2008. The decrease compared with the first half of 2008 was primarily attributable to lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities. The remainder of the decrease compared with the first half of 2008 generally reflected the impact of reduced staff levels and the effect of expense reduction initiatives. The increase in non-compensation expenses related to consolidated entities held for investment purposes reflected real estate impairment charges of approximately $470 million during the first half of 2009. These losses, which were measured based on discounted cash flow analysis, are included in our Trading and Principal Investments segment and reflected weakness in the commercial real estate markets, particularly in Asia. Including consolidated entities held for investment purposes, non-compensation expenses were $4.17 billion, 2% lower than the first half of 2008.

Provision for Taxes

The effective income tax rate for the first half of 2009 was 31.5%, up slightly from 31.0% for the first quarter of 2009. The effective income tax rate for fiscal year 2008 was approximately 1%. The increase in the effective tax rate from 2008 was primarily due to changes in geographic earnings mix. During 2008, we incurred losses in various U.S. and non-U.S. entities whose income/(losses) are subject to tax in the U.S. We also had profitable operations in certain non-U.S. entities that are taxed at their applicable local tax rates, which are generally lower than the U.S. rate. The effective tax rate for the first half of 2009 represents a return to a geographic earnings mix that is more in line with our historic earnings mix.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months Ended		Six Months Ended
		June	May	June	May
		2009	2008	2009	2008

Investment	Net revenues	$1,440	$1,685	$2,263	$2,857
Banking	Operating expenses	1,167	1,155	1,872	2,095

	Pre-tax earnings	$273	$530	$391	$762

Trading and Principal	Net revenues	$10,784	$5,591	$17,934	$10,715
Investments	Operating expenses	6,290	3,961	11,163	7,704

	Pre-tax earnings	$4,494	$1,630	$6,771	$3,011

Asset Management and	Net revenues	$1,537	$2,146	$2,989	$4,185
Securities Services	Operating expenses	1,250	1,477	2,455	2,970

	Pre-tax earnings	$287	$669	$534	$1,215

Total	Net revenues	$13,761	$9,422	$23,186	$17,757
	Operating expenses (1)	8,732	6,590	15,528	12,782

	Pre-tax earnings	$5,029	$2,832	$7,658	$4,975

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $25 million and $(3) million for the three months ended June 2009 and May 2008, respectively, and $38 million and $13 million for the six months ended June 2009 and May 2008, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
Financial Advisory	$368	$800	$895	$1,463

Equity underwriting	736	616	784	788
Debt underwriting	336	269	584	606

Total Underwriting	1,072	885	1,368	1,394

Total net revenues	1,440	1,685	2,263	2,857
Operating expenses	1,167	1,155	1,872	2,095

Pre-tax earnings	$273	$530	$391	$762

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
Announced mergers and acquisitions	$183	$339	$350	$480
Completed mergers and acquisitions	71	257	299	400
Equity and equity-related offerings (2)	32	20	34	30
Debt offerings (3)	82	68	160	129

(1)	Source: Thomson Reuters. Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

(2)	Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(3)	Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues.

Three Months Ended June 2009 versus May 2008.  Net revenues in Investment Banking of $1.44 billion for the second quarter of 2009 decreased 15% compared with the second quarter of 2008.

Net revenues in Financial Advisory of $368 million decreased 54% compared with the second quarter of 2008, primarily reflecting a significant decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.07 billion increased 21% compared with the second quarter of 2008, due to significantly higher net revenues in equity underwriting, as well as higher net revenues in debt underwriting. The increase in equity underwriting reflected very strong client activity. The increase in debt underwriting primarily reflected higher net revenues from investment-grade and municipal activity. Our investment banking transaction backlog decreased during the quarter. (1)

Operating expenses of $1.17 billion for the second quarter of 2009 were essentially unchanged compared with the second quarter of 2008. Pre-tax earnings of $273 million in the second quarter of 2009 decreased 48% compared with the second quarter of 2008.

Six Months Ended June 2009 versus May 2008.  Net revenues in Investment Banking of $2.26 billion for the first half of 2009 decreased 21% compared with the first half of 2008.

Net revenues in Financial Advisory of $895 million decreased 39% compared with the first half of 2008, reflecting a significant decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.37 billion decreased 2% compared with the first half of 2008, primarily due to lower net revenues in debt underwriting, reflecting a decrease in leveraged finance activity. Net revenues in equity underwriting were essentially unchanged compared with the first half of 2008.

Operating expenses of $1.87 billion for the first half of 2009 decreased 11% compared with the first half of 2008, due to decreased non-compensation expenses, principally due to lower activity levels, and decreased compensation and benefits expenses resulting from lower net revenues. Pre-tax earnings of $391 million in the first half of 2009 decreased 49% compared with the first half of 2008.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
FICC	$6,795	$2,379	$13,352	$5,521

Equities trading	2,157	1,253	3,184	2,529
Equities commissions	1,021	1,234	1,995	2,472

Total Equities	3,178	2,487	5,179	5,001

ICBC	948	214	797	79

Gross gains	1,306	979	1,812	1,336
Gross losses	(1,462)	(503)	(3,229)	(1,270)

Net other corporate and real estate investments	(156)	476	(1,417)	66
Overrides	19	35	23	48

Total Principal Investments	811	725	(597)	193

Total net revenues	10,784	5,591	17,934	10,715
Operating expenses	6,290	3,961	11,163	7,704

Pre-tax earnings	$4,494	$1,630	$6,771	$3,011

Three Months Ended June 2009 versus May 2008.  Net revenues in Trading and Principal Investments of $10.78 billion increased 93% compared with the second quarter of 2008.

Net revenues in FICC of $6.80 billion increased significantly compared with the second quarter of 2008. These results reflected particularly strong performances in credit products, interest rate products and currencies, reflecting strength in the client franchise. In addition, net revenues in both mortgages and commodities were higher compared with the second quarter of 2008. In the second quarter of 2009, mortgages included a loss of approximately $700 million on commercial mortgage loans. During the quarter, FICC operated in an environment characterized by strong client-driven activity, particularly in more liquid products, favorable market opportunities and tighter corporate credit spreads.

Net revenues in Equities of $3.18 billion increased 28% compared with the second quarter of 2008, reflecting significantly higher net revenues in derivatives and, to a lesser extent, principal strategies. In addition, net revenues in shares were solid, but essentially unchanged compared with the second quarter of 2008. Commissions declined compared with the second quarter of 2008. During the quarter, Equities operated in an environment characterized by solid client-driven activity, favorable market opportunities, a significant increase in global equity prices and a decline in volatility levels.

Principal Investments recorded net revenues of $811 million for the second quarter of 2009. These results included a gain of $948 million related to our investment in the ordinary shares of ICBC, a gain of $343 million from corporate principal investments and a loss of $499 million from real estate principal investments.

Operating expenses of $6.29 billion for the second quarter of 2009 increased 59% compared with the second quarter of 2008, due to increased compensation and benefits expenses resulting from higher net revenues, and real estate impairment charges during the second quarter of 2009 of approximately $170 million related to consolidated entities held for investment purposes. These increases were partially offset by lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities. Pre-tax earnings were $4.49 billion in the second quarter of 2009 compared with $1.63 billion in the second quarter of 2008.

Six Months Ended June 2009 versus May 2008.  Net revenues in Trading and Principal Investments of $17.93 billion increased 67% compared with the first half of 2008.

Net revenues in FICC of $13.35 billion were more than double the amount in the first half of 2008. These results reflected particularly strong results in credit products, interest rate products and, to a lesser extent, commodities, reflecting strength in the client franchise. In addition, results in mortgages were significantly higher compared with a difficult first half of 2008, while net revenues in currencies were solid, but lower compared with the first half of 2008. In the first half of 2009, mortgages included a loss of approximately $1.5 billion on commercial mortgage loans. During the first half of 2009, FICC operated in an environment characterized by strong client-driven activity, particularly in more liquid products, and favorable market opportunities.

Net revenues in Equities of $5.18 billion increased 4% compared with the first half of 2008, reflecting particularly strong net revenues in derivatives, as well as higher results in principal strategies. These increases were partially offset by lower net revenues in shares compared with the first half of 2008. Commissions declined compared with the first half of 2008. During the first half of 2009, Equities operated in an environment generally characterized by an increase in global equity prices (principally during our second quarter) and high, but declining, levels of volatility.

Principal Investments recorded a net loss of $597 million for the first half of 2009. These results included net losses of $1.14 billion from real estate principal investments and $278 million from corporate principal investments, partially offset by a gain of $797 million related to our investment in the ordinary shares of ICBC.

Operating expenses of $11.16 billion for the first half of 2009 increased 45% compared with the first half of 2008, due to increased compensation and benefits expenses resulting from higher net revenues, and real estate impairment charges during the first half of 2009 of approximately $470 million related to consolidated entities held for investment purposes. These increases were partially offset by lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities. Pre-tax earnings were $6.77 billion in the first half of 2009 compared with $3.01 billion in the first half of 2008.

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

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months Ended		Six Months Ended
	June	May	June	May
	2009	2008	2009	2008
Management and other fees	$918	$1,153	$1,849	$2,276
Incentive fees	4	8	22	202

Total Asset Management	922	1,161	1,871	2,478
Securities Services	615	985	1,118	1,707

Total net revenues	1,537	2,146	2,989	4,185
Operating expenses	1,250	1,477	2,455	2,970

Pre-tax earnings	$287	$669	$534	$1,215

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

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of
	June 30,	May 31,	November 30,
	2009	2008	2008	2007
Alternative investments (1)	$142	$146	$146	$151
Equity	121	211	112	255
Fixed income	272	269	248	256

Total non-money market assets	535	626	506	662
Money markets	284	269	273	206

Total assets under management	$819 (2)	$895	$779	$868

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

(2)	Excludes the federal agency pass-through mortgage-backed securities account managed for the Federal Reserve.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months Ended		Six Months Ended
	June 30,	May 31,	June 30,		May 31,
	2009	2008	2009		2008
Balance, beginning of period	$771	$873	$798		$868

Net inflows/(outflows)
Alternative investments	(2)	(3)	(4)		(5)
Equity	(1)	(18)	(2)		(35)
Fixed income	6	10	3		12

Total non-money market net inflows/(outflows)	3	(11)	(3)		(28)
Money markets	3	17	(2)		63

Total net inflows/(outflows)	6 (1)	6	(5	) (1)	35

Net market appreciation/(depreciation)	42	16	26		(8)

Balance, end of period	$819	$895	$819		$895

(1)	Excludes the federal agency pass-through mortgage-backed securities account managed for the Federal Reserve.

Three Months Ended June 2009 versus May 2008.  Net revenues in Asset Management and Securities Services of $1.54 billion were 28% lower compared with the second quarter of 2008.

Asset Management net revenues of $922 million were 21% lower than the second quarter of 2008, primarily reflecting lower assets under management, due to market depreciation since the end of the second quarter of 2008. During the quarter, assets under management increased $48 billion to $819 billion, due to $42 billion of market appreciation, primarily in equity and fixed income assets, and $6 billion of net inflows.

Securities Services net revenues of $615 million were 38% lower than the second quarter of 2008. The decrease in net revenues primarily reflected the impact of lower customer balances.

Operating expenses of $1.25 billion for the second quarter of 2009 decreased 15% compared with the second quarter of 2008, primarily due to decreased compensation and benefits expenses resulting from lower net revenues. Pre-tax earnings of $287 million decreased 57% compared with the second quarter of 2008.

Six Months Ended June 2009 versus May 2008.  Net revenues in Asset Management and Securities Services of $2.99 billion were 29% lower compared with the first half of 2008.

Asset Management net revenues of $1.87 billion were 24% lower than the first half of 2008, primarily reflecting the impact of lower assets under management, due to market depreciation during the second half of 2008. During the first half of 2009, assets under management increased $21 billion, reflecting $26 billion of market appreciation, primarily in fixed income and equity assets, partially offset by $5 billion of net outflows.

Securities Services net revenues of $1.12 billion were 35% lower than the first half of 2008. The decrease in net revenues primarily reflected the impact of lower customer balances.

Operating expenses of $2.46 billion for the first half of 2009 decreased 17% compared with the first half of 2008. The decrease primarily reflected decreased compensation and benefits expenses resulting from lower net revenues, and lower distribution fees, primarily reflecting lower assets under management, principally due to market depreciation during the second half of 2008. Pre-tax earnings of $534 million decreased 56% compared with the first half of 2008.

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

We did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of June 2009 or November 2008.

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

The following table sets forth where a discussion of off-balance-sheet arrangements may be found in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q:

Type of Off-Balance-Sheet Arrangement	Disclosure in Quarterly Report on Form 10-Q

Retained interests or other continuing involvement relating to assets transferred by us to nonconsolidated entities	See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Leases, letters of credit, and loans and other commitments	See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and “— Contractual Obligations” below.

Guarantees	See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other obligations, including contingent obligations, arising out of variable interests we have in nonconsolidated entities	See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Derivative contracts	See “— Critical Accounting Policies” above, and “— Risk Management” and “— Derivatives” below and Notes 3 and 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, see Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our consolidation policies and for information regarding amendments to FIN 46-R, “Consolidation of Variable Interest Entities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements but may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to extreme and adverse changes in our business and market environments. As of June 2009, our total shareholders’ equity was $62.81 billion (consisting of common shareholders’ equity of $55.86 billion and preferred stock of $6.96 billion). As of November 2008, our total shareholders’ equity was $64.37 billion (consisting of common shareholders’ equity of $47.90 billion and preferred stock of $16.47 billion). In addition to total shareholders’ equity, we consider our $5.00 billion of junior subordinated debt issued to trusts to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

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

We are reporting capital ratios in accordance with the regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). These ratios are used by the Federal Reserve Board and other U.S. Federal banking agencies in the supervisory review process, including the assessment of our capital adequacy.

We also continue to disclose our capital ratios in accordance with the capital guidelines applicable to us before we became a bank holding company in September 2008, when we were regulated by the SEC as a Consolidated Supervised Entity (CSE). These guidelines were generally consistent with those set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). Subsequent to becoming a bank holding company, we no longer report the CSE capital ratios to the SEC and Group Inc. is no longer regulated as a CSE.

Our capital ratios are set forth under “— Capital Ratios and Metrics” below. See Note 15 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding our capital ratios calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on Basel I, and our capital ratios calculated in accordance with the capital guidelines applicable to us before we became a bank holding company in September 2008, when we were regulated by the SEC as a CSE, which were generally consistent with guidelines set out in Basel II.

Subsidiary Capital Requirements

Many of our subsidiaries are subject to separate regulation and capital requirements in jurisdictions throughout the world. Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commission merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, the Financial Industry Regulatory Authority, Inc. (FINRA) and the National Futures Association.

GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department (NYSBD) and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel I as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. See Note 15 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding GS Bank USA’s capital ratios under Basel I as implemented by the Federal Reserve Board, and for further information regarding the capital requirements of our other regulated subsidiaries.

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

Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA and GS Bank Europe, subject to certain exceptions. In November 2008, we contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

Equity investments in subsidiaries are generally funded with parent company equity capital, commensurate with the entity’s risk of loss. As of June 2009 and November 2008, Group Inc.’s equity investment in subsidiaries was $58.90 billion and $51.70 billion, respectively, compared with its total shareholders’ equity of $62.81 billion and $64.37 billion.

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

Stock Offering.  During the second quarter of 2009, we completed a public offering of 46.7 million common shares at $123.00 per share for total proceeds of $5.75 billion.

Preferred Stock.  In June 2009, we repurchased from the U.S. Department of the Treasury (U.S. Treasury) the 10.0 million shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series H, that were issued to the U.S. Treasury pursuant to the U.S. Treasury’s TARP Capital Purchase Program. The aggregate purchase price paid by us to the U.S. Treasury for the Preferred Stock, including accrued dividends, was $10.04 billion. Upon repurchase of the Series H Preferred Stock in June 2009, we were no longer subject to the limit on common stock repurchases imposed under the U.S. Treasury’s TARP Capital Purchase Program.

Share Repurchase Program.  We seek to use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock.

As of June 2009, we were authorized to repurchase up to 60.8 million additional shares of common stock pursuant to our repurchase program. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

See Note 9 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios, capital ratios and book value per common share:

	As of
	June		November
	2009		2008
	($ in millions, except
	per share amounts)
Total assets	$889,544		$884,547
Adjusted assets (1)	553,021		528,292
Total shareholders’ equity	62,813		64,369
Tangible equity capital (2)	62,840		64,317
Leverage ratio (3)	14.2	x	13.7	x
Adjusted leverage ratio (4)	8.8	x	8.2	x
Debt to equity ratio (5)	3.0	x	2.6	x
Common shareholders’ equity	$55,856		$47,898
Tangible common shareholders’ equity (6)	50,883		42,846
Basel I (7)
Tier 1 capital ratio	13.8%		N/A
Total capital ratio	17.2%		N/A
Tier 1 leverage ratio	6.4%		N/A
Tier 1 common ratio (8)	10.9%		N/A
Tangible common shareholders’ equity to risk-weighted assets ratio	12.4%		N/A
Basel II (9)
Tier 1 capital ratio	16.1%		15.6%
Total capital ratio	19.7%		18.9%
Tier 1 common ratio (8)	13.0%		10.3%
Tangible common shareholders’ equity to risk-weighted assets ratio	13.3%		10.7%
Book value per common share (10)	$106.41		$98.68
Tangible book value per common share (11)	96.94		88.27

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses and federal funds sold, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets which are deducted when calculating tangible equity capital (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		June	November
		2009	2008
		(in millions)
Total assets		$889,544	$884,547
Deduct:	Securities borrowed	(218,544)	(180,795)
	Securities purchased under agreements to resell and federal funds sold	(138,339)	(122,021)
Add:	Trading liabilities, at fair value	147,297	175,972
	Less derivative liabilities	(68,151)	(117,695)

	Subtotal	79,146	58,277
Deduct:	Cash and securities segregated for regulatory and other purposes	(53,813)	(106,664)
	Goodwill and identifiable intangible assets	(4,973)	(5,052)

Adjusted assets		$553,021	$528,292

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		June	November
		2009	2008
		(in millions)
Total shareholders’ equity		$62,813	$64,369
Add:	Junior subordinated debt issued to trusts	5,000	5,000
Deduct:	Goodwill and identifiable intangible assets	(4,973)	(5,052)

Tangible equity capital		$62,840	$64,317

(3)	The leverage ratio equals total assets divided by total shareholders’ equity. This ratio is different from the Tier 1 leverage ratios included above and is described in Note 15 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(4)	The adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. We believe that tangible common shareholders’ equity is meaningful because it is one of the measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		June	November
		2009	2008
		(in millions)
Total shareholders’ equity		$62,813	$64,369
Deduct:	Preferred stock	(6,957)	(16,471)

Common shareholders’ equity		55,856	47,898
Deduct:	Goodwill and identifiable intangible assets	(4,973)	(5,052)

Tangible common shareholders’ equity		$50,883	$42,846

(7)	Calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies. Risk-weighted assets were $409.20 billion as of June 2009 under Basel I. See Note 15 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital ratios.

(8)	The Tier 1 common ratio equals Tier 1 capital less preferred stock and junior subordinated debt issued to trusts, divided by risk-weighted assets.

(9)	Calculated in accordance with the capital guidelines applicable to us when we were regulated by the SEC as a CSE. Risk-weighted assets were $381.84 billion and $400.38 billion as of June 2009 and November 2008, respectively, under Basel II. See Note 15 to the condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital ratios.

(10)	Book value per common share is based on common shares outstanding, including restricted stock units granted to employees with no future service requirements, of 524.9 million and 485.4 million and as of June 2009 and November 2008, respectively.

(11)	Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units granted to employees with no future service requirements.

Contractual Obligations

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of June 2009:

Contractual Obligations
(in millions)

	Remainder	2010-	2012-	2014-
	of 2009	2011	2013	Thereafter	Total
Unsecured long-term borrowings (1)(2)(3)	$—	$33,069	$49,541	$108,632	$191,242
Secured long-term financings (1)(2)(4)	—	6,879	4,753	4,426	16,058
Contractual interest payments (5)	3,656	13,480	10,860	33,060	61,056
Insurance liabilities (6)	526	2,561	891	7,172	11,150
Minimum rental payments	249	826	570	1,780	3,425
Purchase obligations	470	147	27	24	668

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $19.90 billion accounted for at fair value under SFAS No. 155 or SFAS No. 159, primarily consisting of hybrid financial instruments and prepaid physical commodity transactions.

(4)	These obligations are reported within “Other secured financings” in the condensed consolidated statements of financial condition and include $10.67 billion accounted for at fair value under SFAS No. 159.

(5)	Represents estimated future interest payments related to unsecured long-term borrowings and secured long-term financings based on applicable interest rates as of June 2009. Includes stated coupons, if any, on structured notes.

(6)	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

As of June 2009, our unsecured long-term borrowings were $191.24 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of June 2009, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.43 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and six months ended June 2009, we incurred exit costs of $35 million and $51 million, respectively, related to our office space (included in “Occupancy” and “Depreciation and Amortization” in the condensed consolidated statements of earnings). We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

As of June 2009, included in purchase obligations was $390 million of construction-related obligations. As of June 2009, our construction-related obligations include commitments of $348 million, related to our new headquarters in New York City, which is expected to cost between $2.05 billion and $2.15 billion. We have partially financed this construction project with $1.65 billion of tax-exempt Liberty Bonds.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Average for the
	Three Months Ended		Six Months Ended
	June	May	June	May
Risk Categories	2009	2008	2009	2008
Interest rates	$205	$144	$211	$125
Equity prices	60	79	49	84
Currency rates	39	32	38	31
Commodity prices	40	48	40	43
Diversification effect (2)	(99)	(119)	(95)	(112)

Total	$245	$184	$243	$171

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $245 million for the second quarter of 2009 from $184 million for the second quarter of 2008, principally due to an increase in the interest rates category. The increase in interest rates was primarily due to higher market volatility and wider credit spreads.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was less than a $1 million loss as of June 2009. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $7 million gain (including hedges) as of June 2009.

Daily VaR (1)
(in millions)

	As of		Three Months Ended
	June	March	June 2009
Risk Categories	2009	2009	High	Low
Interest rates	$176	$242	$242	$175
Equity prices	72	40	108	33
Currency rates	31	43	58	21
Commodity prices	29	48	59	28
Diversification effect (2)	(87)	(107)

Total	$221	$266	$270	$212

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR decreased to $221 million as of June 2009 from $266 million as of March 2009, primarily due to a decrease in the interest rates category, partially offset by an increase in the equity prices category. The decrease in interest rates was principally due to lower levels of volatility and reduced rate exposures. The increase in equity prices was principally driven by increased equity exposures.

The following chart presents our daily VaR during the last four quarters and the month of December 2008:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended June 2009:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the second quarter of 2009.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

		10% Sensitivity
		Amount as of
Asset Categories	10% Sensitivity Measure	June 2009	March 2009
		(in millions)

Trading Risk (1)
Equity (2)	Underlying asset value	$617	$667
Debt (3)	Underlying asset value	523	521

Non-trading Risk
ICBC	ICBC ordinary share price	217	212
Other Equity (4)	Underlying asset value	987	982
Debt (5)	Underlying asset value	774	689
Real Estate (6)	Underlying asset value	828	942

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to private and restricted public equity securities held within the FICC and Equities components of our Trading and Principal Investments segment.

(3)	Primarily relates to acquired portfolios of distressed loans (primarily backed by commercial and residential real estate collateral), loans backed by commercial real estate, and corporate debt held within the FICC component of our Trading and Principal Investments segment.

(4)	Primarily relates to interests in our merchant banking funds that invest in corporate equities.

(5)	Primarily relates to interests in our merchant banking funds that invest in corporate mezzanine debt instruments.

(6)	Primarily relates to interests in our merchant banking funds that invest in real estate. Such funds typically employ leverage as part of the investment strategy. This sensitivity measure is based on our percentage ownership of the underlying asset values in the funds and unfunded commitments to the funds.

During the second quarter of 2009, the decrease in our 10% sensitivity measure for equity in our trading portfolio was due to dispositions and a decrease in the fair value of the portfolio. The increase in our 10% sensitivity measure for debt positions in our non-trading portfolio was due to new investment activity and an increase in the fair value of the portfolio. The decrease in our 10% sensitivity measure for real estate positions in our non-trading portfolio was due to a decrease in the fair value of the portfolio.

In addition to the positions included in VaR and the other risk measures described above, as of June 2009, we held approximately $13.71 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $8.29 billion of money market instruments, $1.37 billion of government and U.S. federal agency obligations, $2.51 billion of corporate debt securities and other debt obligations, and $1.19 billion of mortgage and other asset-backed loans and securities. As of November 2008, we held approximately $10.39 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $2.86 billion of money market instruments, $3.08 billion of government and U.S. federal agency obligations, $2.87 billion of corporate debt securities and other debt obligations, and $1.22 billion of mortgage and other asset-backed loans and securities. In addition, as of June 2009 and November 2008, we held commitments and loans under the William Street credit extension program. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our William Street credit extension program.

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

As of June 2009 and November 2008, we held $98.43 billion (11% of total assets) and $53.98 billion (6% of total assets), respectively, of U.S. government and federal agency obligations included in “Trading assets, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition. As of June 2009 and November 2008, we held $44.52 billion (5% of total assets) and $21.13 billion (2% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of Japan and the United Kingdom. In addition, as of June 2009 and November 2008, $129.35 billion and $126.27 billion of our securities purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes”), respectively, were collateralized by U.S. government and federal agency obligations. As of June 2009 and November 2008, $62.90 billion and $65.37 billion of our securities purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations, principally consisting of securities issued by the governments of Germany and Japan. As of June 2009 and November 2008, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product type and by tenor. Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other derivatives.

OTC Derivatives
(in millions)

Assets	As of June 2009
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$10,628	$42,755	$27,262	$38,214	$118,859
Credit derivatives	10,284	26,613	15,499	8,937	61,333
Currencies	13,537	10,504	6,034	4,518	34,593
Commodities	10,260	9,613	603	502	20,978
Equities	17,674	6,975	2,975	1,270	28,894
Netting across product types (1)	(4,137)	(8,916)	(3,319)	(2,553)	(18,925)

Subtotal	$58,246 (4)	$87,544	$49,054	$50,888	$245,732

Cross maturity netting (2)					(27,080)
Cash collateral netting (3)					(133,335)

Total					$85,317

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total

Interest rates	$8,869	$12,222	$10,259	$13,351	$44,701
Credit derivatives	4,559	4,858	8,561	4,310	22,288
Currencies	11,467	6,544	3,427	2,236	23,674
Commodities	11,089	6,180	1,047	1,169	19,485
Equities	9,605	2,105	2,435	599	14,744
Netting across product types (1)	(4,137)	(8,916)	(3,319)	(2,553)	(18,925)

Subtotal	$41,452 (4)	$22,993	$22,410	$19,112	$105,967

Cross maturity netting (2)					(27,080)
Cash collateral netting (3)					(16,309)

Total					$62,578

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a maturity category, pursuant to credit support agreements.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $37.29 billion and $27.44 billion, respectively.

OTC Derivatives
(in millions)

Assets	As of November 2008
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total

Interest rates	$9,757	$39,806	$36,229	$48,508	$134,300
Credit derivatives	18,608	29,625	27,151	11,682	87,066
Currencies	28,056	12,191	5,980	4,137	50,364
Commodities	13,660	12,500	1,175	1,898	29,233
Equities	17,046	3,945	4,279	2,475	27,745
Netting across product types (1)	(5,390)	(8,124)	(4,287)	(2,779)	(20,580)

Subtotal	$81,737 (4)	$89,943	$70,527	$65,921	$308,128

Cross maturity netting (2)					(46,795)
Cash collateral netting (3)					(137,160)

Total					$124,173

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total

Interest rates	$6,293	$14,201	$17,671	$28,363	$66,528
Credit derivatives	7,991	23,316	13,380	3,981	48,668
Currencies	29,130	13,755	4,109	2,051	49,045
Commodities	12,685	10,391	1,575	827	25,478
Equities	12,391	5,065	2,654	903	21,013
Netting across product types (1)	(5,390)	(8,124)	(4,287)	(2,779)	(20,580)

Subtotal	$63,100 (4)	$58,604	$35,102	$33,346	$190,152

Cross maturity netting (2)					(46,795)
Cash collateral netting (3)					(34,009)

Total					$109,348

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a maturity category, pursuant to credit support agreements.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $56.64 billion and $48.56 billion, respectively.

In the tables above, for option contracts that require settlement by delivery of an underlying derivative instrument, the tenor is generally classified based upon the maturity date of the underlying derivative instrument. In those instances where the underlying instrument does not have a maturity date or either counterparty has the right to settle in cash, the tenor is generally based upon the option expiration date.

The following table sets forth the distribution, by credit rating, of our exposure with respect to OTC derivatives by tenor, both before and after consideration of the effect of collateral and netting agreements. Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other derivatives. The categories shown reflect our internally determined public rating agency equivalents:

OTC Derivative Credit Exposure
(in millions)

	As of June 2009
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$2,743	$4,524	$4,623	$3,209	$15,099	$(6,221)	$8,878	$8,520
AA/Aa2	6,989	20,669	9,252	9,252	46,162	(32,641)	13,521	9,759
A/A2	36,715	39,178	28,307	28,760	132,960	(103,597)	29,363	25,539
BBB/Baa2	5,091	10,211	3,435	7,238	25,975	(11,908)	14,067	8,492
BB/Ba2 or lower	5,849	11,576	2,814	1,983	22,222	(5,965)	16,257	10,160
Unrated	859	1,386	623	446	3,314	(83)	3,231	2,808

Total	$58,246 (1)	$87,544	$49,054	$50,888	$245,732	$(160,415)	$85,317	$65,278

	As of November 2008
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$5,519	$3,871	$5,853	$4,250	$19,493	$(6,093)	$13,400	$12,312
AA/Aa2	26,835	30,532	33,479	18,980	109,826	(76,119)	33,707	29,435
A/A2	25,416	27,263	17,009	24,427	94,115	(59,903)	34,212	28,614
BBB/Baa2	11,324	17,156	8,684	14,311	51,475	(29,229)	22,246	16,211
BB/Ba2 or lower	11,835	10,228	4,586	3,738	30,387	(12,600)	17,787	11,204
Unrated	808	893	916	215	2,832	(11)	2,821	1,550

Total	$81,737 (1)	$89,943	$70,527	$65,921	$308,128	$(183,955)	$124,173	$99,326

(1)	Includes fair values of OTC derivative assets, maturing within six months, of $37.29 billion and $56.64 billion as of June 2009 and November 2008, respectively.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate.

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

Excess Liquidity

Our most important liquidity policy is to pre-fund what we estimate will be our potential cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

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

The size of our Global Core Excess is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model identifies and estimates contractual and contingent cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured debt and letters of credit;

•	potential buybacks of a portion of our outstanding negotiable unsecured debt and potential withdrawals of client deposits;

•	adverse changes in the terms or availability of secured funding;

•	derivatives and other margin and collateral outflows, including those due to market moves;

•	potential liquidity outflows associated with our prime brokerage business;

•	additional collateral that could be called in the event of a two-notch downgrade in our credit ratings;

•	draws on our unfunded commitments not supported by William Street Funding Corporation (1); and

•	upcoming cash outflows, such as tax and other large payments.

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities), as well as overnight cash deposits, of our Global Core Excess:

	Three Months	Year Ended
	Ended June	November
	2009	2008
	(in millions)
U.S. dollar-denominated	$128,434	$78,048
Non-U.S. dollar-denominated	42,514	18,677

Total Global Core Excess	$170,948	$96,725

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

(1)   The Global Core Excess excludes liquid assets of $4.56 billion held separately by William Street Funding Corporation. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the William Street credit extension program.

In addition to our Global Core Excess, we have a significant amount of other unencumbered securities as a result of our business activities. These assets, which are located in the U.S., Europe and Asia, include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.

We maintain our Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess, as well as overnight cash deposits, and our other unencumbered assets averaged $220.77 billion and $163.41 billion for the three months ended June 2009 and year ended November 2008, respectively.

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

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The following table sets forth our aggregate holdings in these categories of financial instruments:

	As of
	June	November
	2009	2008
	(in millions)
Mortgage and other asset-backed loans and securities	$13,730	$22,393
Bank loans and bridge loans (1)	18,349	21,839
Emerging market debt securities	1,639	2,827
High-yield and other debt obligations	10,708	9,998
Private equity and real estate fund investments (2)	14,380	18,171
Emerging market equity securities	4,554	2,665
ICBC ordinary shares (3)	6,269	5,496
SMFG convertible preferred stock	1,330	1,135
Other restricted public equity securities	237	568
Other investments in funds (4)	2,809	2,714

(1)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(2)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $899 million and $1.16 billion as of June 2009 and November 2008, respectively, for which Goldman Sachs does not bear economic exposure.

(3)	Includes interests of $3.96 billion and $3.48 billion as of June 2009 and November 2008, respectively, held by investment funds managed by Goldman Sachs.

(4)	Includes interests in other investment funds that we manage.

We focus on funding these assets with long contractual maturities to reduce refinancing risk in periods of market stress.

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

We fund a substantial portion of our inventory on a secured basis, which we believe provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to the underlying collateral. However, we recognize that the terms or availability of secured funding, particularly overnight funding, can deteriorate rapidly in a difficult environment. To help mitigate this risk, we raise the majority of our funding for durations longer than overnight. We seek longer terms for secured funding collateralized by lower-quality assets, as we believe these funding transactions may pose greater refinancing risk. The weighted average life of our secured funding, excluding funding collateralized by highly liquid securities, such as U.S., French, German, United Kingdom and Japanese government bonds, and U.S. agency securities, exceeded 100 days as of June 2009.

Our liquidity also depends, to an important degree, on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of June 2009, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $35.17 billion. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

We issue long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the second quarter of 2015:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of June 2009 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into short-term floating rate obligations in order to minimize our exposure to interest rates.

We issue substantially all of our unsecured debt without provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.

As of June 2009, our bank depository institution subsidiaries had $41.46 billion in customer deposits, including $28.45 billion of deposits from bank sweep programs and $13.01 billion of certificates of deposit and other time deposits with a weighted average maturity of three years. Since September 2008, GS Bank USA has had access to funding through the Federal Reserve Bank discount window. While we do not rely on funding through the Federal Reserve Bank discount window in our liquidity modeling and stress testing, we maintain policies and procedures necessary to access this funding.

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

As a bank holding company, the firm has access to certain programs and facilities established on a temporary basis by a number of U.S. regulatory agencies, including the Temporary Liquidity Guarantee Program (TLGP). See “Liquidity and Funding Risk” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 2008 for a discussion of these programs. Under the TLGP, we are able to have outstanding approximately $35 billion of debt that is issued prior to October 31, 2009 guaranteed by the Federal Deposit Insurance Corporation (FDIC). As of June 2009, we had outstanding $25.14 billion of senior unsecured debt (comprised of $4.39 billion of short-term and $20.75 billion of long-term) under the TLGP.

See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for a discussion of factors that could impair our ability to access the capital markets.

Subsidiary Funding Policies.  The majority of our unsecured funding is raised by our parent company, Group Inc. The parent company then lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing and capital requirements. In addition, the parent company provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. The benefits of this approach to subsidiary funding include enhanced control and greater flexibility to meet the funding requirements of our subsidiaries. Funding is also raised at the subsidiary level through secured funding and deposits.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2009, Group Inc. had $24.75 billion of such equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $23.71 billion invested in GSI, a regulated U.K. broker-dealer; $2.53 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.73 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $20.05 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $90.05 billion of unsubordinated loans and $17.22 billion of collateral provided to these entities as of June 2009, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Credit Ratings

We rely upon the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are important when we are competing in certain markets and when we seek to engage in longer-term transactions, including OTC derivatives. We believe our credit ratings are primarily based on the credit rating agencies’ assessment of our liquidity, market, credit and operational risk management practices, the level and variability of our earnings, our capital base, our franchise, reputation and management, our corporate governance and the external operating environment, including the perceived level of government support. See “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

The following table sets forth our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) as of June 2009:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	A	BBB
Fitch, Inc.	F1+	A+	A	A−
Moody’s Investors Service (1)	P-1	A1	A2	A3
Standard & Poor’s Ratings Services	A-1	A	A−	BBB
Rating and Investment Information, Inc.	a-1+	AA−	Not Applicable	Not Applicable

(1)	GS Bank USA has been assigned a Long-Term Issuer rating of Aa3 as well as a rating of Aa3 for Long-Term Bank Deposits and a rating of P-1 for Short-Term Bank Deposits.

Based on our credit ratings as of June 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $763 million and $1.93 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Six Months Ended June 2009.  Our cash and cash equivalents increased by $8.37 billion to $22.18 billion at the end of the second quarter of 2009. We generated $16.02 billion in net cash from operating activities. We used net cash of $7.65 billion from investing and financing activities, primarily for net repayments in secured and unsecured short-term borrowings and the repurchase of Series H Preferred Stock, partially offset by an increase in bank deposits and the issuance of common stock.

Six Months Ended May 2008.  Our cash and cash equivalents increased by $1.02 billion to $11.31 billion at the end of the second quarter of 2008. We raised $18.68 billion in net cash from financing activities, primarily in unsecured borrowings and bank deposits, partially offset by repayments of secured financings. We used net cash of $17.66 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

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

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 28, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 27, 2009.

Research Independence Matters

In the class action relating to coverage of RSL Communications, Inc., on April 30, 2009, plaintiffs renewed their motion seeking class certification.

Adelphia Communications Fraudulent Conveyance Litigation

By a decision dated May 4, 2009, the district court denied GS&Co.’s motion to dismiss. GS&Co. moved for reconsideration, and by a decision dated June 15, 2009, the district court granted the motion insofar as requiring plaintiff to amend its complaint to specify the source of the margin payments to GS&Co. By a decision dated July 30, 2009, the district court held that the sufficiency of the amended claim would be determined at the summary judgment stage.

Executive Compensation Matters

In the action filed in New York state court, Group Inc. removed the action to federal court, and it has been transferred on consent to the U.S. District Court for the Eastern District of New York, where defendants moved to dismiss on July 8, 2009. On July 10, 2009, plaintiff moved to remand the action to state court.

Group Inc. and certain of its affiliates have received inquiries from various governmental agencies and self-regulatory organizations regarding the firm’s compensation processes. The firm is cooperating with the requests.

The Board has received several demand letters from shareholders relating to compensation matters, including demands that the Board investigate compensation awards over recent years, take steps to recoup alleged excessive compensation, and adopt certain reforms. The Board is considering the demand letters.

Mortgage-Related Matters

On May 11, 2009, the Massachusetts Attorney General announced that it had entered into an agreement with GS&Co. (on behalf of itself and certain affiliates) in order to conclude and resolve all issues arising from the Attorney General’s investigation of certain subprime matters. In connection with the settlement, GS&Co. agreed, among other things, to pay $10 million to Massachusetts and offer to provide certain relief to Massachusetts homeowners whose mortgages are owned by GS&Co. or its affiliates.

In the action brought by the City of Cleveland, the district court granted defendants’ motion to dismiss by a decision dated May 15, 2009. The City appealed on May 18, 2009.

In the purported class action relating to various mortgage pass-through and asset-backed certificates issued by various securitization trusts in 2007, plaintiffs filed an amended complaint on May 15, 2009.

Group Inc., GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. are among the defendants in a separate putative class action commenced on February 6, 2009 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts in 2006 and underwritten by GS&Co. The other defendants include three current or former Goldman Sachs employees and various rating agencies. The amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws. The amended complaint asserts a claim under Section 11 of the Securities Act against all defendants, a claim under Section 12(a)(2) of the Securities Act against Group Inc. and GS&Co. and a related “controlling person” claim under Section 15 of the Securities Act against Group Inc., GS&Co., Goldman Sachs Mortgage Company and the individual defendants, and seeks unspecified compensatory and rescissionary damages.

Auction Products Matters

In the shareholder derivative actions against Group Inc., its board of directors, and certain senior officers, on May 19, 2009, the district court granted defendants’ motion to dismiss, and on July 20, 2009 denied plaintiffs’ motion for reconsideration.

Washington Mutual Securities Litigation

By a decision dated May 15, 2009, the district court granted in part and denied in part the underwriter defendants’ motion to dismiss, with leave to replead, and on June 15, 2009, plaintiffs filed an amended complaint. On July 17, 2009, the underwriters moved to dismiss certain aspects of the amended complaint.

Britannia Bulk Securities Litigation

On June 12, 2009, the underwriter defendants including GS&Co. moved to dismiss.

IndyMac Pass-Through Certificates Litigation

On May 21, 2009, plaintiffs voluntarily dismissed their California complaint. On May 14, 2009, a new plaintiff filed an action in the U.S. District Court for the Southern District of New York asserting the same substantive claims as in the California action.

Montana Power Litigation

On July 21, 2009, the parties reached a settlement in principle, subject to, among other things, negotiation of a definitive agreement and court approval.

Credit Derivatives

Group Inc. and certain of its affiliates have received inquiries from various governmental agencies and self-regulatory organizations regarding credit derivative instruments. The firm is cooperating with the requests.

Enron Litigation Matters

On August 3, 2009, GS&Co. entered into a definitive settlement agreement with plaintiffs in the purported securities class action relating to the exchangeable notes. The settlement remains subject to court approval.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 26, 2009.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
Month #1	—	—	—	60,838,106
(March 28, 2009 to April 24, 2009)
Month #2	—	—	—	60,838,106
(April 25, 2009 to May 29, 2009)
Month #3	—	—	—	60,838,106
(May 30, 2009 to June 26, 2009)

Total	—		—

(1)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation.

The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock, in each case subject to the limit described in the prior paragraph. The total remaining authorization under the repurchase program was 60,838,106 shares as of July 24, 2009; the repurchase program has no set expiration or termination date.

Item 4:	Submission of Matters to a Vote of Security Holders

On May 8, 2009, Group Inc. held its Annual Meeting of Shareholders at which the shareholders voted upon (i) the election of Lloyd C. Blankfein, John H. Bryan, Gary D. Cohn, Claes Dahlbäck, Stephen Friedman, William W. George, Rajat K. Gupta, James A. Johnson, Lois D. Juliber, Lakshmi N. Mittal, James J. Schiro and Ruth J. Simmons to the Board of Directors of Group Inc. (the Board) for one-year terms, (ii) the ratification of the appointment of PricewaterhouseCoopers LLP as Group Inc.’s independent registered public accounting firm for the 2009 fiscal year, (iii) a management-sponsored advisory vote to approve executive compensation, (iv) a shareholder proposal requesting that the Board take the necessary steps to adopt cumulative voting, (v) a shareholder proposal requesting that the Board take the necessary steps to adopt simple majority voting, (vi) a shareholder proposal to amend the by-laws of Group Inc. (By-laws) to provide for a board committee on U.S. economic security and (vii) a shareholder proposal requesting that Group Inc. provide a report relating to its political contributions and expenditures.

The shareholders elected all twelve directors, approved the ratification of the appointment of PricewaterhouseCoopers LLP as Group Inc.’s independent registered public accounting firm for the 2009 fiscal year, approved the management-sponsored advisory vote to approve executive compensation and approved the shareholder proposal regarding simple majority voting. The other shareholder proposals did not receive the approval of a majority of the outstanding shares of our common stock; as a result, in accordance with our By-laws, these shareholder proposals were not approved. The number of votes cast for or against and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, are set forth below.

				Broker
	For	Against	Abstain	Non-Votes
Election of Directors:
Lloyd C. Blankfein	394,948,844	4,617,289	491,019	*
John H. Bryan	389,147,946	10,355,659	553,547	*
Gary D. Cohn	397,284,153	2,172,283	600,716	*
Claes Dahlbäck	395,410,514	4,119,945	526,693	*
Stephen Friedman	396,383,586	3,158,960	514,606	*
William W. George	397,438,183	2,145,578	473,391	*
Rajat K. Gupta	384,198,605	15,294,846	563,701	*
James A. Johnson	393,843,955	5,646,878	566,319	*
Lois D. Juliber	389,240,130	10,312,669	504,353	*
Lakshmi N. Mittal	306,121,981	92,822,384	1,112,787	*
James J. Schiro	393,834,365	5,652,578	570,209	*
Ruth J. Simmons	395,389,257	4,110,867	557,028	*
Ratification of Appointment of Independent Registered Public Accounting Firm	395,390,645	4,136,962	529,545	*
Advisory Vote to Approve Executive Compensation	389,367,961	8,404,183	2,285,008	*
Shareholder Proposal Regarding Cumulative Voting	97,057,123	238,879,898	971,486	63,148,645
Shareholder Proposal Regarding Simple Majority Vote	252,805,076	82,985,939	1,117,492	63,148,645
Shareholder Proposal to Amend By-Laws to Provide for a Board Committee on U.S. Economic Security	6,715,464	323,145,941	7,047,102	63,148,645
Shareholder Proposal Regarding Political Contributions	74,858,483	198,421,668	63,628,356	63,148,645

*	Not applicable

Item 6:	Exhibits

Exhibits:

10.1	Letter, dated May 12, 2009, from The Goldman Sachs Group, Inc. to Mr. James J. Schiro.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 26, 2009 and May 30, 2008, (ii) the Condensed Consolidated Statements of Financial Condition as of June 26, 2009 and November 28, 2008, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 26, 2009 and year ended November 28, 2008, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 2009 and May 30, 2008, (v) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 26, 2009 and May 30, 2008 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: August 4, 2009