Form 10-Q
period 2009-09-25
GOLDMAN SACHS GROUP INC
filed 2009-11-04
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 25, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 23, 2009, there were 514,082,153 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 25, 2009

INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three and nine months ended September 25, 2009 and August 29, 2008	2
	Condensed Consolidated Statements of Financial Condition as of September 25, 2009 and November 28, 2008	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 25, 2009 and year ended November 28, 2008	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2009 and August 29, 2008	5
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 25, 2009 and August 29, 2008	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	76
	Statistical Disclosures	77

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	81

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	138

Item 4:	Controls and Procedures	138

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	139

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	141

Item 5:	Other Information	142

Item 6:	Exhibits	143

SIGNATURES		144
EX-3.1: CERTIFICATE OF ELIMINATION OF FIXED RATE CUMULATIVE PERPETUAL PREFERRED STOCK, SERIES H, OF THE GOLDMAN SACHS GROUP, INC.
EX-3.2: RESTATED CERTIFICATE OF INCORPORATION OF THE GOLDMAN SACHS GROUP, INC.
EX-3.3: AMENDED AND RESTATED BY-LAWS OF THE GOLDMAN SACHS GROUP, INC.
EX-12.1: STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15.1: LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1: RULE 13A-14(A) CERTIFICATIONS
EX-32.1: SECTION 1350 CERTIFICATIONS
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions, except per share amounts)

Revenues
Investment banking	$899	$1,294	$3,162	$4,145
Trading and principal investments	8,801	2,440	23,829	12,556
Asset management and securities services	982	1,174	2,928	3,736

Total non-interest revenues	10,682	4,908	29,919	20,437

Interest income	3,000	8,717	10,832	29,460
Interest expense	1,310	7,582	5,193	26,097

Net interest income	1,690	1,135	5,639	3,363

Net revenues, including net interest income	12,372	6,043	35,558	23,800

Operating expenses
Compensation and benefits	5,351	2,901	16,712	11,424

Brokerage, clearing, exchange and distribution fees	580	734	1,690	2,265
Market development	84	119	234	389
Communications and technology	194	192	540	571
Depreciation and amortization	367	300	1,342	774
Occupancy	230	237	713	707
Professional fees	183	168	463	531
Other expenses	589	432	1,412	1,204

Total non-compensation expenses	2,227	2,182	6,394	6,441

Total operating expenses	7,578	5,083	23,106	17,865

Pre-tax earnings	4,794	960	12,452	5,935
Provision for taxes	1,606	115	4,015	1,492

Net earnings	3,188	845	8,437	4,443
Preferred stock dividends	160	35	1,032	115

Net earnings applicable to common shareholders	$3,028	$810	$7,405	$4,328

Earnings per common share
Basic	$5.74	$1.89	$14.60	$10.08
Diluted	5.25	1.81	13.74	9.62

Dividends declared per common share	$0.35	$0.35	$0.70	$1.05

Average common shares outstanding
Basic	525.9	427.6	505.8	429.3
Diluted	576.9	448.3	539.0	449.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	September	November
	2009	2008
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$23,015	$15,740
Cash and securities segregated for regulatory and other purposes (includes $20,016 and $78,830 at fair value as of September 2009 and November 2008, respectively)	42,959	106,664
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $142,589 and $116,671 at fair value as of September 2009 and November 2008, respectively)	142,589	122,021
Securities borrowed (includes $79,461 and $59,810 at fair value as of September 2009 and November 2008, respectively)	221,817	180,795
Receivables from brokers, dealers and clearing organizations	15,054	25,899
Receivables from customers and counterparties (includes $2,026 and $1,598 at fair value as of September 2009 and November 2008, respectively)	54,882	64,665
Trading assets, at fair value (includes $34,869 and $26,313 pledged as collateral as of September 2009 and November 2008, respectively)	352,190	338,325
Other assets	29,679	30,438

Total assets	$882,185	$884,547

Liabilities and shareholders’ equity
Deposits (includes $3,825 and $4,224 at fair value as of September 2009 and November 2008, respectively)	$42,431	$27,643
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	127,035	62,883
Securities loaned (includes $9,465 and $7,872 at fair value as of September 2009 and November 2008, respectively)	17,567	17,060
Other secured financings (includes $15,185 and $20,249 at fair value as of September 2009 and November 2008, respectively)	27,984	38,683
Payables to brokers, dealers and clearing organizations	5,434	8,585
Payables to customers and counterparties	181,770	245,258
Trading liabilities, at fair value	150,383	175,972
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $14,801 and $23,075 at fair value as of September 2009 and November 2008, respectively)	38,555	52,658
Unsecured long-term borrowings (includes $20,795 and $17,446 at fair value as of September 2009 and November 2008, respectively)	189,724	168,220
Other liabilities and accrued expenses (includes $2,479 and $978 at fair value as of September 2009 and November 2008, respectively)	35,948	23,216

Total liabilities	816,831	820,178

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $8,100 and $18,100 as of September 2009 and November 2008, respectively	6,957	16,471
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 751,358,890 and 680,953,836 shares issued as of September 2009 and November 2008, respectively, and 513,055,963 and 442,537,317 shares outstanding as of September 2009 and November 2008, respectively	8	7
Restricted stock units and employee stock options	5,609	9,284
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	39,517	31,071
Retained earnings	45,660	39,913
Accumulated other comprehensive loss	(240)	(202)
Common stock held in treasury, at cost, par value $0.01 per share; 238,302,927 and 238,416,519 shares as of September 2009 and November 2008, respectively	(32,157)	(32,175)

Total shareholders’ equity	65,354	64,369

Total liabilities and shareholders’ equity	$882,185	$884,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months
	Ended		Year Ended
	September 2009 (1)		November 2008
	(in millions)

Preferred stock
Balance, beginning of period	$16,483		$3,100
Issued	—		13,367
Accretion	48		4
Repurchased	(9,574)		—

Balance, end of period	6,957		16,471
Common stock
Balance, beginning of period	7		6
Issued	1		1

Balance, end of period	8		7
Restricted stock units and employee stock options
Balance, beginning of period	9,463		9,302
Issuance and amortization of restricted stock units and employee stock options	1,409		2,254
Delivery of common stock underlying restricted stock units	(5,178)		(1,995)
Forfeiture of restricted stock units and employee stock options	(83)		(274)
Exercise of employee stock options	(2)		(3)

Balance, end of period	5,609		9,284
Additional paid-in capital
Balance, beginning of period	31,070		22,027
Issuance of common stock	5,750		5,750
Issuance of common stock warrants	—		1,633
Repurchase of common stock warrants	(1,100)		—
Delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	5,510		2,331
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(850)		(1,314)
Preferred and common stock issuance costs	—		(1)
Excess net tax benefit/(provision) related to share-based compensation	(861)		645
Cash settlement of share-based compensation	(2)		—

Balance, end of period	39,517		31,071
Retained earnings
Balance, beginning of period	38,579		38,642
Cumulative effect from adoption of amended principles related to accounting for uncertainty in income taxes	—		(201)

Balance, beginning of period, after cumulative effect of adjustments	38,579		38,441
Net earnings	8,437		2,322
Dividends and dividend equivalents declared on common stock and restricted stock units	(392)		(642)
Dividends declared on preferred stock	(916)		(204)
Preferred stock accretion	(48)		(4)

Balance, end of period	45,660		39,913
Accumulated other comprehensive income/(loss)
Balance, beginning of period	(372)		(118)
Currency translation adjustment, net of tax	(30)		(98)
Pension and postretirement liability adjustments, net of tax	25		69
Net unrealized gains/(losses) on available-for-sale securities, net of tax	137		(55)

Balance, end of period	(240)		(202)
Common stock held in treasury, at cost
Balance, beginning of period	(32,176)		(30,159)
Repurchased	(2	) (2)	(2,037)
Reissued	21		21

Balance, end of period	(32,157)		(32,175)

Total shareholders’ equity	$65,354		$64,369

(1)	In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. The beginning of period for the nine months ended September 2009 is December 26, 2008.

(2)	Relates to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business and shares withheld to satisfy withholding tax requirements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September	August
	2009	2008
	(in millions)

Cash flows from operating activities
Net earnings	$8,437	$4,443
Non-cash items included in net earnings
Depreciation and amortization	1,549	1,046
Share-based compensation	1,345	1,195
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	69,748	20,715
Net receivables from brokers, dealers and clearing organizations	4,001	1,820
Net payables to customers and counterparties	(45,872)	82,244
Securities borrowed, net of securities loaned	(22,485)	(24,463)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(146,443)	(97,072)
Trading assets, at fair value	177,292	37,946
Trading liabilities, at fair value	(35,646)	(28,582)
Other, net	11,426	(8,296)

Net cash provided by/(used for) operating activities	23,352	(9,004)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,077)	(1,529)
Proceeds from sales of property, leasehold improvements and equipment	52	70
Business acquisitions, net of cash acquired	(210)	(2,517)
Proceeds from sales of investments	201	384
Purchase of available-for-sale securities	(2,405)	(3,240)
Proceeds from sales of available-for-sale securities	2,139	2,825

Net cash used for investing activities	(1,300)	(4,007)
Cash flows from financing activities
Unsecured short-term borrowings, net	(12,052)	(10,061)
Other secured financings (short-term), net	(8,820)	(5,545)
Proceeds from issuance of other secured financings (long-term)	3,703	9,870
Repayment of other secured financings (long-term), including the current portion	(3,652)	(9,343)
Proceeds from issuance of unsecured long-term borrowings	23,989	37,143
Repayment of unsecured long-term borrowings, including the current portion	(22,087)	(19,190)
Preferred stock repurchased	(9,574)	—
Repurchase of common stock warrants	(1,100)	—
Derivative contracts with a financing element, net	2,130	73
Deposits, net	10,301	13,681
Common stock repurchased	(2)	(2,032)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(1,850)	(587)
Proceeds from issuance of common stock, including stock option exercises	6,089	261
Excess tax benefit related to share-based compensation	85	619
Cash settlement of share-based compensation	(2)	—

Net cash provided by/(used for) financing activities	(12,842)	14,889

Net increase in cash and cash equivalents	9,210	1,878
Cash and cash equivalents, beginning of period	13,805	10,282

Cash and cash equivalents, end of period	$23,015	$12,160

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $6.05 billion and $26.13 billion during the nine months ended September 2009 and August 2008, respectively.

Cash payments for income taxes, net of refunds, were $3.60 billion and $2.46 billion during the nine months ended September 2009 and August 2008, respectively.

Non-cash activities:
The firm assumed $16 million and $610 million of debt in connection with business acquisitions during the nine months ended September 2009 and August 2008, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)

Net earnings	$3,188	$845	$8,437	$4,443
Currency translation adjustment, net of tax	(1)	(25)	(30)	(37)
Pension and postretirement liability adjustments, net of tax	8	3	25	9
Net unrealized gains/(losses) on available-for-sale securities, net of tax	103	(7)	137	(19)

Comprehensive income	$3,298	$816	$8,569	$4,396

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

The firm determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity, a variable interest entity (VIE) or a qualifying special-purpose entity (QSPE) under generally accepted accounting principles (GAAP).

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has a majority voting interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE’s expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the firm performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to its variable interest holders, the firm utilizes the “top down” method. Under this method, the firm calculates its share of the VIE’s expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the firm’s position in the capital structure of the VIE, under various probability-weighted scenarios. The firm reassesses its initial evaluation of an entity as a VIE and its initial determination of whether the firm is the primary beneficiary of a VIE upon the occurrence of certain reconsideration events. See “— Recent Accounting Developments” below for information regarding amendments to accounting for VIEs.

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. To be considered a QSPE, an entity must satisfy certain criteria. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, such as whether a derivative is considered passive and the level of discretion a servicer may exercise, including, for example, determining when default is reasonably foreseeable. The firm does not consolidate QSPEs. See “— Recent Accounting Developments” below for information regarding amendments to accounting for QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment either under the equity method of accounting or at fair value pursuant to the fair value option available under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10. In general, the firm accounts for investments acquired subsequent to November 24, 2006, when the fair value option became available, at fair value. In certain cases, the firm may apply the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant. See “— Revenue Recognition — Other Financial Assets and Financial Liabilities at Fair Value” below for a discussion of the firm’s application of the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and generally does not hold a majority of the economic interests in these funds. The firm has generally provided the third-party investors with rights to terminate the funds or to remove the firm as the general partner. As a result, the firm does not consolidate these funds. These fund investments are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

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

In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. This change in the firm’s fiscal year-end resulted in a one-month transition period that began on November 29, 2008 and ended on December 26, 2008. The firm’s financial information for this fiscal transition period is included in the firm’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2009. On April 13, 2009, the Board of Directors of Group Inc. (the Board) approved a change in the firm’s fiscal year-end from the last Friday of December to December 31, beginning in the fourth quarter of 2009. Fiscal 2009 began on December 27, 2008 and will end on December 31, 2009.

In the condensed consolidated statements of earnings, cash flows and comprehensive income, the firm compares the three and nine month periods, as applicable, ended September 25, 2009 with the previously reported three and nine month periods ended August 29, 2008. Financial information for the three and nine months ended September 26, 2008 has not been included in this Form 10-Q for the following reasons: (i) the three and nine months ended August 29, 2008 provide a meaningful comparison for the three and nine months ended September 25, 2009; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and nine months ended September 26, 2008 were presented in lieu of results for the three and nine months ended August 29, 2008; and (iii) it was not practicable or cost justified to prepare this information.

All references to September 2009 and August 2008, unless specifically stated otherwise, refer to the firm’s fiscal periods ended, or the dates, as the context requires, September 25, 2009 and August 29, 2008, respectively. All references to November 2008, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, November 28, 2008. All references to 2009, unless specifically stated otherwise, refer to the firm’s fiscal year ending, or the date, as the context requires, December 31, 2009. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Trading Assets and Trading Liabilities.  Substantially all trading assets and trading liabilities are reflected in the condensed consolidated statements of financial condition at fair value. Related gains or losses are generally recognized in “Trading and principal investments” in the condensed consolidated statements of earnings.

Other Financial Assets and Financial Liabilities at Fair Value.  In addition to “Trading assets, at fair value” and “Trading liabilities, at fair value,” the firm has elected to account for certain of its other financial assets and financial liabilities at fair value under ASC 815-15 and 825-10 (i.e., the fair value option). The primary reasons for electing the fair value option are to reflect economic events in earnings on a timely basis, to mitigate volatility in earnings from using different measurement attributes and to address simplification and cost-benefit considerations.

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales, debt raised through the firm’s William Street credit extension program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions and certain hybrid financial instruments;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of the firm’s matched book and certain firm financing activities;

•	certain deposits issued by Goldman Sachs Bank USA (GS Bank USA), as well as securities held by GS Bank USA;

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	certain receivables from customers and counterparties, including certain margin loans, transfers accounted for as secured loans rather than purchases and prepaid variable share forwards;

•	certain insurance and reinsurance contracts and certain guarantees; and

•	in general, investments acquired after November 24, 2006, when the fair value option became available, where the firm has significant influence over the investee and would otherwise apply the equity method of accounting.

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

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In determining fair value, the firm separates “Trading assets, at fair value” and “Trading liabilities, at fair value” into two categories: cash instruments and derivative contracts.

•	Cash Instruments. The firm’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most government obligations, active listed equities and certain money market securities. Such instruments are generally classified within level 1 of the fair value hierarchy. Instruments classified within level 1 of the fair value hierarchy are required to be carried at quoted market prices, even in situations where the firm holds a large position and a sale could reasonably impact the quoted price.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, most corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, certain state, municipal and provincial obligations and certain money market securities and loan commitments. Such instruments are generally classified within level 2 of the fair value hierarchy.

Certain cash instruments are classified within level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. Such instruments include private equity and real estate fund investments, certain bank loans and bridge loans (including certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt), less liquid corporate debt securities and other debt obligations (including less liquid corporate bonds, distressed debt instruments and collateralized debt obligations (CDOs) backed by corporate obligations), less liquid mortgage whole loans and securities (backed by either commercial or residential real estate), and acquired portfolios of distressed loans. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm receives securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate. As noted above, resale and repurchase agreements are carried in the condensed consolidated statements of financial condition at fair value under the fair value option. Resale and repurchase agreements are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy. Resale and repurchase agreements are presented on a net-by-counterparty basis when a right of setoff exists.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned within Securities Services, relating to both customer activities and, to a lesser extent, certain firm financing activities, are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. As noted above, securities borrowed and loaned within Trading and Principal Investments, which are related to the firm’s matched book and certain firm financing activities, are recorded at fair value under the fair value option. These securities borrowed and loaned transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy.

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. As noted above, the firm has elected to apply the fair value option to transfers accounted for as financings rather than sales, debt raised through the firm’s William Street credit extension program and certain other nonrecourse financings, for which the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. These other secured financing transactions are generally classified within level 2 of the fair value hierarchy. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest. See Note 3 for further information regarding other secured financings.

Hybrid Financial Instruments.  Hybrid financial instruments are instruments that contain bifurcatable embedded derivatives and do not require settlement by physical delivery of non-financial assets (e.g., physical commodities). If the firm elects to bifurcate the embedded derivative from the associated debt, it is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedge accounting relationships. If the firm does not elect to bifurcate, the entire hybrid financial instrument is accounted for at fair value under the fair value option. See Notes 3 and 6 for further information regarding hybrid financial instruments.

Transfers of Financial Assets.  In general, transfers of financial assets are accounted for as sales when the firm has relinquished control over the transferred assets. For transfers accounted for as sales, any related gains or losses are recognized in net revenues. Transfers that are not accounted for as sales are accounted for as collateralized financings, with the related interest expense recognized in net revenues over the life of the transaction.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Commissions.  Commission revenues from executing and clearing client transactions on stock, options and futures markets are recognized in “Trading and principal investments” in the condensed consolidated statements of earnings on a trade-date basis.

Insurance Activities.  Certain of the firm’s insurance and reinsurance contracts are accounted for at fair value under the fair value option, with changes in fair value included in “Trading and principal investments” in the condensed consolidated statements of earnings.

Revenues from variable annuity and life insurance and reinsurance contracts not accounted for at fair value generally consist of fees assessed on contract holder account balances for mortality charges, policy administration fees and surrender charges, and are recognized in “Trading and principal investments” in the condensed consolidated statements of earnings in the period that services are provided.

Interest credited to variable annuity and life insurance and reinsurance contract account balances and changes in reserves are recognized in “Other expenses” in the condensed consolidated statements of earnings.

Premiums earned for underwriting property catastrophe reinsurance are recognized in “Trading and principal investments” in the condensed consolidated statements of earnings over the coverage period, net of premiums ceded for the cost of reinsurance. Expenses for liabilities related to property catastrophe reinsurance claims, including estimates of losses that have been incurred but not reported, are recognized in “Other expenses” in the condensed consolidated statements of earnings.

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

Share-Based Compensation

The cost of employee services received in exchange for a share-based award is generally measured based on the grant-date fair value of the award in accordance with ASC 718. Share-based awards that do not require future service (i.e., vested awards, including awards granted to retirement-eligible employees) are expensed immediately. Share-based employee awards that require future service are amortized over the relevant service period. Expected forfeitures are included in determining share-based employee compensation expense.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm pays cash dividend equivalents on outstanding restricted stock units (RSUs). Dividend equivalents paid on RSUs are generally charged to retained earnings. Dividend equivalents paid on RSUs expected to be forfeited are included in compensation expense. In the first quarter of fiscal 2009, the firm adopted amended accounting principles related to income tax benefits of dividends on share-based payment awards (ASC 718). These amended principles require the tax benefit related to dividend equivalents paid on RSUs to be accounted for as an increase to additional paid-in capital. Previously, the firm accounted for this tax benefit as a reduction to income tax expense. See “— Recent Accounting Developments” below for further information on these amended principles.

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

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists, New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights and the value of business acquired (VOBA) in the firm’s insurance subsidiaries, are amortized over their estimated lives or, in the case of insurance contracts, in proportion to estimated gross profits or premium revenues. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

Property, leasehold improvements and equipment are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the expected undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

Income Taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of the firm’s assets and liabilities. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The firm’s tax assets and liabilities are presented as a component of “Other assets” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statements of financial condition. The firm adopted amended accounting principles related to the accounting for uncertainty in income taxes (ASC 740) as of December 1, 2007, and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings in the first fiscal quarter of 2008. The firm recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements. The firm reports interest expense related to income tax matters in “Provision for taxes” in the condensed consolidated statements of earnings and income tax penalties in “Other expenses” in the condensed consolidated statements of earnings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Earnings Per Common Share (EPS)

Basic EPS is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and RSUs for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock warrants and options and to RSUs for which future service is required as a condition to the delivery of the underlying common stock. In the first quarter of fiscal 2009, the firm adopted amended accounting principles related to determining whether instruments granted in share-based payment transactions are participating securities. Accordingly, the firm treats unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per common share. See “— Recent Accounting Developments” below for further information on these amended principles.

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of September 2009 and November 2008, “Cash and cash equivalents” on the condensed consolidated statements of financial condition included $4.07 billion and $5.60 billion, respectively, of cash and due from banks and $18.95 billion and $10.14 billion, respectively, of interest-bearing deposits with banks.

Recent Accounting Developments

FASB Accounting Standards Codification.  In July 2009, the FASB launched the FASB Accounting Standards Codification (the Codification) as the single source of GAAP. While the Codification did not change GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Codification was effective for the firm for the third quarter of 2009 and did not have an effect on the firm’s financial condition, results of operations or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (ASC 718).  In June 2007, the FASB issued amended accounting principles related to income tax benefits of dividends on share-based payment awards, which require that the tax benefit related to dividend equivalents paid on RSUs, which are expected to vest, be recorded as an increase to additional paid-in capital. The firm previously accounted for this tax benefit as a reduction to income tax expense. These amended accounting principles were applied prospectively for tax benefits on dividend equivalents declared beginning in the first quarter of fiscal 2009. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (ASC 860).  In February 2008, the FASB issued amended accounting principles related to transfers of financial assets and repurchase financing transactions. These amended principles require an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction (for purposes of determining whether a sale has occurred) unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace. The firm adopted these amended accounting principles for new transactions entered into after November 2008. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Disclosures About Derivative Instruments and Hedging Activities (ASC 815).  In March 2008, the FASB issued amended principles related to disclosures about derivative instruments and hedging activities, which were effective for the firm beginning in the one-month transition period ended December 2008. Since these amended principles require only additional disclosures concerning derivatives and hedging activities, adoption did not affect the firm’s financial condition, results of operations or cash flows.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260).  In June 2008, the FASB issued amended accounting principles related to determining whether instruments granted in share-based payment transactions are participating securities. These amended principles require companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per common share under the two-class method. The firm adopted these amended accounting principles in the first quarter of fiscal 2009. The impact to basic earnings per common share for the three and nine months ended September 2009 was a reduction of $0.02 and $0.04 per common share, respectively. There was no impact on diluted earnings per common share. Prior periods have not been restated due to immateriality.

Business Combinations (ASC 805).  In December 2007, the FASB issued amended accounting principles related to business combinations, which changed the accounting for transaction costs, certain contingent assets and liabilities, and other balances in a business combination. In addition, in partial acquisitions, when control is obtained, the amended principles require that the acquiring company measure and record all of the target’s assets and liabilities, including goodwill, at fair value as if the entire target company had been acquired. These amended accounting principles applied to the firm’s business combinations beginning in the first quarter of fiscal 2009. Adoption did not affect the firm’s financial condition, results of operations or cash flows, but may have an effect on accounting for future business combinations.

Noncontrolling Interests in Consolidated Financial Statements (ASC 810).  In December 2007, the FASB issued amended accounting principles related to noncontrolling interests in consolidated financial statements, which require that ownership interests in consolidated subsidiaries held by parties other than the parent (i.e., noncontrolling interests) be accounted for and presented as equity, rather than as a liability or mezzanine equity. These amended accounting principles were effective for the firm beginning in the first quarter of fiscal 2009. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (ASC 860 and 810).  In December 2008, the FASB issued amended principles related to disclosures by public entities (enterprises) about transfers of financial assets and interests in variable interest entities, which were effective for the firm beginning in the one-month transition period ended December 2008. Since these amended principles require only additional disclosures concerning transfers of financial assets and interests in VIEs, adoption did not affect the firm’s financial condition, results of operations or cash flows.

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (ASC 815).  In June 2008, the FASB issued amended accounting principles related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. These amended accounting principles provide guidance about whether an instrument (such as the firm’s outstanding common stock warrants) should be classified as equity and not subsequently recorded at fair value. The firm adopted these amended accounting principles in the first quarter of fiscal 2009. Adoption did not affect the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820).  In April 2009, the FASB issued amended accounting principles related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Specifically, these amended principles list factors which should be evaluated to determine whether a transaction is orderly, clarify that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provide guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The firm adopted these amended accounting principles in the second quarter of 2009. Since the firm’s fair value methodologies were consistent with these amended accounting principles, adoption did not affect the firm’s financial condition, results of operations or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320).  In April 2009, the FASB issued amended accounting principles related to recognition and presentation of other-than-temporary impairments. These amended principles prescribe that only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Previously, the entire other-than-temporary impairment was recognized in current period earnings. The firm adopted these amended accounting principles in the second quarter of 2009. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments (ASC 825).  In April 2009, the FASB issued amended principles related to interim disclosures about fair value of financial instruments. The firm adopted these amended principles in the second quarter of 2009. Adoption did not affect the firm’s financial condition, results of operations or cash flows.

Subsequent Events (ASC 855).  In May 2009, the FASB issued amended accounting principles related to subsequent events, which codify the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. These amended principles do not change the definition of a subsequent event (i.e., an event or transaction that occurs after the balance sheet date but before the financial statements are issued) but require disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. These amended principles were effective for the firm for the second quarter of 2009. For the third quarter of 2009, the firm evaluated subsequent events through November 3, 2009. Since these amended principles require only additional disclosures concerning subsequent events, adoption of the standard did not affect the firm’s financial condition, results of operations or cash flows.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Transfers of Financial Assets and Interests in Variable Interest Entities.  In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which change the accounting for securitizations and VIEs. SFAS No. 166 will eliminate the concept of a QSPE, change the requirements for derecognizing financial assets, and require additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. SFAS No. 167 will change the determination of when a VIE should be consolidated. Under SFAS No. 167, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. SFAS No. 166 and 167, which have not yet been incorporated into the Codification, are effective for fiscal years beginning after November 15, 2009. The firm is currently evaluating the impact of adopting SFAS No. 166 and 167, which requires the firm to make complex judgments that are subject to change as interpretations and practices evolve. Based on the firm’s current analyses, the firm does not expect adoption to have a material effect on its financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value.  In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value.” ASU No. 2009-05 provides guidance in measuring liabilities when a quoted price in an active market for an identical liability is not available and clarifies that a reporting entity should not make an adjustment to fair value for a restriction that prevents the transfer of the liability. ASU No. 2009-05 is effective for financial statements issued for the first reporting period beginning after issuance of the ASU. Because the firm’s current fair value measurement policies are consistent with ASU No. 2009-5, adoption will not affect the firm’s financial condition, results of operations or cash flows.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU No. 2009-12 provides guidance about using net asset value to measure the fair value of interests in certain investment funds and requires additional disclosures about interests in investment funds. ASU No. 2009-12 is effective for financial statements issued for reporting periods ending after December 15, 2009, with earlier application permitted. Because the firm’s current fair value measurement policies are consistent with ASU No. 2009-12, adoption will not affect the firm’s financial condition, results of operations or cash flows. The firm will adopt the ASU in the fourth quarter of 2009 to comply with the ASU’s disclosure requirements.

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

	As of
	September 2009				November 2008
	Assets		Liabilities		Assets		Liabilities
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$16,427	(1)	$—		$8,662	(1)	$—
Government and U.S. federal agency obligations	122,185		54,842		69,653		37,000
Mortgage and other asset-backed loans and securities	14,023		143		22,393		340
Bank loans and bridge loans	19,879		1,752	(4)	21,839		3,108	(4)
Corporate debt securities and other debt obligations	29,621		6,003		27,879		5,711
Equities and convertible debentures	58,698		23,603		57,049		12,116
Physical commodities	3,090		—		513		2
Derivative contracts	88,267	(2)	64,040	(5)	130,337	(2)	117,695	(5)

Total	$352,190	(3)	$150,383		$338,325	(3)	$175,972

(1)	Includes $4.31 billion and $4.40 billion as of September 2009 and November 2008, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 8 for further information regarding the William Street credit extension program.

(2)	Net of cash received pursuant to credit support agreements of $126.82 billion and $137.16 billion as of September 2009 and November 2008, respectively.

(3)	Includes $3.87 billion and $1.68 billion as of September 2009 and November 2008, respectively, of securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale.

(4)	Consists of the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is included in trading assets, at fair value.

(5)	Net of cash paid pursuant to credit support agreements of $16.83 billion and $34.01 billion as of September 2009 and November 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value Hierarchy

The firm’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

	As of
	September	June	November
	2009	2009	2008
	($ in millions)
Total level 3 assets	$50,466	$54,444	$66,190
Level 3 assets for which the firm bears economic exposure (1)	46,442	50,383	59,574

Total assets	882,185	889,544	884,547
Total financial assets at fair value	596,282	614,559	595,234

Total level 3 assets as a percentage of Total assets	5.7%	6.1%	7.5%
Level 3 assets for which the firm bears economic exposure as a percentage of Total assets	5.3	5.7	6.7

Total level 3 assets as a percentage of Total financial assets at fair value	8.5	8.9	11.1
Level 3 assets for which the firm bears economic exposure as a percentage of Total financial assets at fair value	7.8	8.2	10.0

(1)	Excludes assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

The following tables set forth by level within the fair value hierarchy “Trading assets, at fair value,” “Trading liabilities, at fair value,” and other financial assets and financial liabilities accounted for at fair value under the fair value option as of September 2009 and November 2008. See Note 2 for further information on the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of September 2009
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,237		$11,190		$—		$—		$16,427
U.S. government and federal agency obligations	31,139		44,659		—		—		75,798
Non-U.S. government obligations	42,444		3,943		—		—		46,387
Mortgage and other asset-backed loans and securities (1):
Loans and securities backed by commercial real estate	—		1,512		6,112		—		7,624
Loans and securities backed by residential real estate	—		2,880		1,843		—		4,723
Loan portfolios (2)	—		—		1,676		—		1,676
Bank loans and bridge loans	—		10,098		9,781		—		19,879
Corporate debt securities (3)	155		21,054		1,858		—		23,067
State and municipal obligations	—		1,730		1,264		—		2,994
Other debt obligations	2		1,072		2,486		—		3,560
Equities and convertible debentures	25,165		21,052		12,481	(8)	—		58,698
Physical commodities	—		3,090		—		—		3,090

Cash instruments	104,142		122,280		37,501		—		263,923
Derivative contracts	65		205,327	(6)	12,965	(6)	(130,090	) (9)	88,267

Trading assets, at fair value	104,207		327,607		50,466		(130,090)		352,190
Securities segregated for regulatory and other purposes	12,197	(5)	7,819	(7)	—		—		20,016
Securities purchased under agreements to resell	—		142,589		—		—		142,589
Securities borrowed	—		79,461		—		—		79,461
Receivables from customers and counterparties	—		2,026		—		—		2,026

Total financial assets at fair value	$116,404		$559,502		$50,466		$(130,090)		$596,282

Level 3 assets for which the firm does not bear economic exposure (4)					(4,024)

Level 3 assets for which the firm bears economic exposure					$46,442

(1)	Includes $56 million and $364 million of CDOs and collateralized loan obligations (CLOs) backed by real estate within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(3)	Includes $396 million and $405 million of CDOs and CLOs backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(4)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(5)	Principally consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value.

(6)	Includes $34.19 billion and $9.52 billion of credit derivative assets within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(7)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(8)	Consists of private equity and real estate fund investments.

(9)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of September 2009
						Netting and
	Level 1	Level 2		Level 3		Collateral		Total
	(in millions)
U.S. government and federal agency obligations	$28,842	$924		$—		$—		$29,766
Non-U.S. government obligations	24,879	197		—		—		25,076
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	9		4		—		13
Loans and securities backed by residential real estate	—	130		—		—		130
Bank loans and bridge loans	—	1,356		396		—		1,752
Corporate debt securities (1)	42	5,794		129		—		5,965
State and municipal obligations	—	36		—		—		36
Other debt obligations	—	—		2		—		2
Equities and convertible debentures	19,769	3,823		11		—		23,603

Cash instruments	73,532	12,269		542		—		86,343
Derivative contracts	12	75,321	(2)	8,804	(2)	(20,097	) (4)	64,040

Trading liabilities, at fair value	73,544	87,590		9,346		(20,097)		150,383
Deposits	—	3,825		—		—		3,825
Securities sold under agreements to repurchase, at fair value	—	127,035		—		—		127,035
Securities loaned	—	9,465		—		—		9,465
Other secured financings	88	7,195		7,902		—		15,185
Unsecured short-term borrowings	—	12,860		1,941		—		14,801
Unsecured long-term borrowings	—	17,366		3,429		—		20,795
Other liabilities and accrued expenses	—	657		1,822		—		2,479

Total financial liabilities at fair value	$73,632	$265,993		$24,440	(3)	$(20,097)		$343,968

(1)	Includes $8 million and $101 million of CDOs and CLOs backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Includes $8.55 billion and $3.23 billion of credit derivative liabilities within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(3)	Level 3 liabilities were 7.1% of Total financial liabilities at fair value.

(4)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of November 2008
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,205		$3,457		$—		$—		$8,662
Government and U.S. federal agency obligations	35,069		34,584		—		—		69,653
Mortgage and other asset-backed loans and securities	—		6,886		15,507		—		22,393
Bank loans and bridge loans	—		9,882		11,957		—		21,839
Corporate debt securities and other debt obligations	14		20,269		7,596		—		27,879
Equities and convertible debentures	25,068		15,975		16,006	(5)	—		57,049
Physical commodities	—		513		—		—		513

Cash instruments	65,356		91,566		51,066		—		207,988
Derivative contracts	24		256,412	(3)	15,124	(3)	(141,223	) (6)	130,337

Trading assets, at fair value	65,380		347,978		66,190		(141,223)		338,325
Securities segregated for regulatory and other purposes	20,030	(2)	58,800	(4)	—		—		78,830
Securities purchased under agreements to resell	—		116,671		—		—		116,671
Securities borrowed	—		59,810		—		—		59,810
Receivables from customers and counterparties	—		1,598		—		—		1,598

Total financial assets at fair value	$85,410		$584,857		$66,190		$(141,223)		$595,234

Level 3 assets for which the firm does not bear economic exposure (1)					(6,616)

Level 3 assets for which the firm bears economic exposure					$59,574

(1)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(2)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value.

(3)	Includes $66.00 billion and $8.32 billion of credit derivative assets within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(4)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(5)	Consists of private equity and real estate fund investments.

(6)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Unrealized Gains/(Losses)

The table below sets forth a summary of unrealized gains/(losses) on the firm’s level 3 financial assets and financial liabilities at fair value still held at the reporting date for the three and nine months ended September 2009 and August 2008:

	Level 3 Unrealized Gains/(Losses)
	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)
Cash instruments — assets	$377	$(2,207)	$(4,703)	$(4,249)
Cash instruments — liabilities	180	(104)	433	(246)

Net unrealized gains/(losses) on level 3 cash instruments	557	(2,311)	(4,270)	(4,495)
Derivative contracts — net	(639)	3,216	(1,216)	5,623
Other secured financings	(295)	99	(720)	263
Unsecured short-term borrowings	(193)	310	(137)	306
Unsecured long-term borrowings	(217)	217	(268)	264
Other liabilities and accrued expenses	(22)	(20)	56	(20)

Total level 3 unrealized gains/(losses)	$(809)	$1,511	$(6,555)	$1,941

Cash Instruments

The net unrealized gain on level 3 cash instruments of $557 million for the three months ended September 2009 primarily consisted of unrealized gains on certain bank loans, partially offset by unrealized losses on loans and securities backed by commercial real estate. The net unrealized loss on level 3 cash instruments of $2.31 billion for the three months ended August 2008 primarily consisted of unrealized losses on loans and securities backed by commercial real estate and bank loans and bridge loans. The net unrealized loss on level 3 cash instruments of $4.27 billion for the nine months ended September 2009 primarily consisted of unrealized losses on private equity and real estate fund investments, and loans and securities backed by commercial real estate, reflecting weakness in these less liquid asset classes. The net unrealized loss on level 3 cash instruments of $4.50 billion for the nine months ended August 2008 primarily consisted of unrealized losses on loans and securities backed by commercial and residential real estate and certain bank loans and bridge loans.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Contracts

The net unrealized loss on level 3 derivative contracts of $639 million for the three months ended September 2009 was primarily attributable to changes in observable prices and observable credit spreads on the underlying instruments (which are level 2 inputs). The net unrealized loss of $1.22 billion for the nine months ended September 2009 was primarily attributable to tighter credit spreads on the underlying instruments partially offset by increases in commodities prices (which are level 2 observable inputs). The net unrealized gain on level 3 derivative contracts of $3.22 billion for the three months ended August 2008 and net unrealized gain of $5.62 billion for the nine months ended August 2008 was primarily attributable to changes in observable credit spreads (which are level 2 inputs) on the underlying instruments. Level 3 gains and losses on derivative contracts should be considered in the context of the following:

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

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities for the three and nine months ended September 2009 and August 2008. The tables reflect gains and losses, including gains and losses for the entire period on financial assets and financial liabilities that were transferred to level 3 during the period, for all financial assets and financial liabilities categorized as level 3 as of September 2009 and August 2008, respectively. The tables do not include gains or losses that were reported in level 3 in prior periods for instruments that were sold or transferred out of level 3 prior to the end of the period presented.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Three Months Ended September 2009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$6,839	$95		$(259)		$(370)	$(193)		$6,112
Loans and securities backed by residential real estate	1,862	49		62		(40)	(90)		1,843
Loan portfolios	1,774	32		(4)		(126)	—		1,676
Bank loans and bridge loans	9,669	182		409		(493)	14		9,781
Corporate debt securities	2,372	22		39		(327)	(248)		1,858
State and municipal obligations	1,430	(2)		23		(39)	(148)		1,264
Other debt obligations	2,803	26		20		(236)	(127)		2,486
Equities and convertible debentures	12,679	5		87		190	(480	) (4)	12,481

Total cash instruments — assets	39,428	409	(1)	377	(1)	(1,441)	(1,272)		37,501

Cash instruments — liabilities	(1,020)	10	(2)	180	(2)	250	38		(542)
Derivative contracts — net	3,076	170	(2)	(639	) (2)(3)	367	1,187	(5)	4,161
Other secured financings	(8,067)	(4	) (2)	(295	) (2)	491	(27)		(7,902)
Unsecured short-term borrowings	(2,229)	(61	) (2)	(193	) (2)	172	370		(1,941)
Unsecured long-term borrowings	(3,427)	(5	) (2)	(217	) (2)	85	135		(3,429)
Other liabilities and accrued expenses	(1,644)	—	(2)	(22	) (2)	(156)	—		(1,822)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Nine Months Ended September 2009

Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$9,170	$202		$(1,464)		$(1,481)	$(315)		$6,112
Loans and securities backed by residential real estate	1,927	79		66		(395)	166		1,843
Loan portfolios	4,266	148		(300)		(891)	(1,547	) (6)	1,676
Bank loans and bridge loans	11,169	559		(194)		(1,963)	210		9,781
Corporate debt securities	2,734	152		(192)		(525)	(311)		1,858
State and municipal obligations	1,356	(23)		33		(424)	322		1,264
Other debt obligations	3,903	123		(200)		(1,054)	(286)		2,486
Equities and convertible debentures	15,127	(14)		(2,452)		586	(766	) (4)	12,481

Total cash instruments — assets	49,652	1,226	(1)	(4,703	) (1)	(6,147)	(2,527)		37,501

Cash instruments — liabilities	(1,727)	5	(2)	433	(2)	560	187		(542)
Derivative contracts — net	3,315	547	(2)	(1,216	) (2)(3)	1,928	(413)		4,161
Other secured financings	(4,039)	(24	) (2)	(720	) (2)	(564)	(2,555	) (7)	(7,902)
Unsecured short-term borrowings	(4,712)	(70	) (2)	(137	) (2)	(837)	3,815	(7)	(1,941)
Unsecured long-term borrowings	(1,689)	(45	) (2)	(268	) (2)	318	(1,745	) (7)	(3,429)
Other liabilities and accrued expenses	—	(21	) (2)	56	(2)	(904)	(953	) (8)	(1,822)

(1)	The aggregate amounts include approximately $317 million and $469 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the three months ended September 2009. The aggregate amounts include approximately $(4.92) billion and $1.44 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the nine months ended September 2009.

(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(3)	Primarily resulted from changes in level 2 inputs.

(4)	Principally reflects transfers to level 2 within the fair value hierarchy of certain private equity investments, reflecting improved transparency of prices for these financial instruments, primarily as a result of trading activity.

(5)	Principally reflects transfers from level 2 within the fair value hierarchy of credit derivative assets, reflecting reduced transparency of certain credit spread inputs used to value these financial instruments, partially offset by transfers to level 2 within the fair value hierarchy of equity derivative assets, reflecting improved transparency of the equity index volatility inputs used to value these financial instruments.

(6)	Principally reflects the deconsolidation of certain loan portfolios for which the firm did not bear economic exposure.

(7)	Principally reflects transfers from level 3 unsecured short-term borrowings to level 3 other secured financings and level 3 unsecured long-term borrowings related to changes in the terms of certain notes.

(8)	Principally reflects transfers from level 2 within the fair value hierarchy of certain insurance contracts, reflecting reduced transparency of mortality curve inputs used to value these instruments as a result of less observable trading activity.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Three Months Ended August 2008

Cash instruments — assets	$59,671	$598	(1)	$(2,207	) (1)	$(5,837)	$1,898	(4)	$54,123
Cash instruments — liabilities	(581)	(1	) (2)	(104	) (2)	100	(11)		(597)
Derivative contracts — net	6,508	(381	) (2)	3,216	(2)(3)	40	(4,344	) (5)	5,039
Other secured financings	(880)	25	(2)	99	(2)	352	(3,962	) (6)	(4,366)
Unsecured short-term borrowings	(3,837)	33	(2)	310	(2)	(787)	(470)		(4,751)
Unsecured long-term borrowings	(2,002)	(5	) (2)	217	(2)	(202)	74		(1,918)
Other liabilities and accrued expenses	—	(8	) (2)	(20	) (2)	(1,315)	—		(1,343)

Nine Months Ended August 2008

Cash instruments — assets	$53,451	$2,103	(1)	$(4,249	) (1)	$426	$2,392	(7)	$54,123
Cash instruments — liabilities	(554)	2	(2)	(246	) (2)	167	34		(597)
Derivative contracts — net	2,056	362	(2)	5,623	(2)(3)	(1,331)	(1,671	) (5)	5,039
Other secured financings	—	25	(2)	263	(2)	271	(4,925	) (6)	(4,366)
Unsecured short-term borrowings	(4,271)	(19	) (2)	306	(2)	(283)	(484)		(4,751)
Unsecured long-term borrowings	(767)	(10	) (2)	264	(2)	(1,304)	(101)		(1,918)
Other liabilities and accrued expenses	—	(8	) (2)	(20	) (2)	(1,315)	—		(1,343)

(1)	The aggregate amounts include approximately $(2.23) billion and $623 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the three months ended August 2008. The aggregate amounts include approximately $(4.09) billion and $1.94 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the nine months ended August 2008.

(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(3)	Principally resulted from changes in level 2 inputs.

(4)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial real estate and private equity investments, reflecting reduced price transparency for these financial instruments, partially offset by transfers of corporate debt securities and other debt obligations to level 2 within the fair value hierarchy, reflecting improved price transparency for these financial instruments, largely as a result of sales and partial sales.

(5)	Principally reflects transfers to level 2 within the fair value hierarchy of mortgage-related derivative assets, as recent trading activity provided improved transparency of correlation inputs.

(6)	Consists of transfers from level 2 within the fair value hierarchy.

(7)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial real estate, reflecting reduced price transparency for these financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Impact of Credit Spreads

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivative contracts through changes in credit mitigants or the sale or unwind of the contracts. The net gain attributable to the impact of changes in credit exposure and credit spreads on derivative contracts (including derivative assets and liabilities and related hedges) was $264 million and $257 million for the three months ended September 2009 and August 2008, respectively, and $350 million and $128 million for the nine months ended September 2009 and August 2008, respectively.

The following table sets forth the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads.

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)
Net gains/(losses) including hedges	$(278)	$176	$(823)	$331
Net gains/(losses) excluding hedges	(285)	248	(830)	391

The impact of changes in instrument-specific credit spreads on loans and loan commitments for which the fair value option was elected was a gain of $1.33 billion and $1.03 billion for the three and nine months ended September 2009, respectively, and not material for the three and nine months ended August 2008. The firm attributes changes in the fair value of floating rate loans and loan commitments to changes in instrument-specific credit spreads. For fixed rate loans and loan commitments, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. See below for additional details regarding the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Fair Value Option

Gains/(Losses)

The following table sets forth the gains/(losses) included in earnings for the three and nine months ended September 2009 and August 2008 as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities, as described in Note 2. The table excludes gains and losses related to (i) trading assets and trading liabilities, (ii) gains and losses on assets and liabilities that would have been accounted for at fair value under other GAAP if the firm had not elected the fair value option, and (iii) gains and losses on secured financings related to transfers of financial assets accounted for as financings rather than sales, as such gains and losses are offset by gains and losses on the related financial assets.

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)
Unsecured long-term borrowings (1)	$(209)	$236	$(651)	$371
Other secured financings (2)	(349)	142	(766)	265
Unsecured short-term borrowings (3)	(44)	8	(138)	(17)
Receivables from customers and counterparties (4)	241	(33)	323	(32)
Other liabilities and accrued expenses (5)	(180)	(27)	(260)	(27)
Other (6)	53	(6)	61	(28)

Total (7)	$(488)	$320	$(1,431)	$532

(1)	Excludes gains/(losses) of $(1.45) billion and $1.50 billion for the three months ended September 2009 and August 2008, respectively, and $(3.17) billion and $(758) million for the nine months ended September 2009 and August 2008, respectively, related to the embedded derivative component of hybrid financial instruments. Such gains and losses would have been recognized even if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(2)	Excludes gains of $34 million and $90 million for the three months ended September 2009 and August 2008, respectively, and $41 million and $1.13 billion for the nine months ended September 2009 and August 2008, respectively, related to financings recorded as a result of transactions that were accounted for as secured financings rather than sales. Changes in the fair value of these secured financings are offset by changes in the fair value of the related financial instruments included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

(3)	Excludes gains/(losses) of $(893) million and $1.91 billion for the three months ended September 2009 and August 2008, respectively, and $(2.37) billion and $2.17 billion for the nine months ended September 2009 and August 2008, respectively, related to the embedded derivative component of hybrid financial instruments. Such gains and losses would have been recognized even if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(4)	Primarily consists of gains/(losses) on certain reinsurance contracts.

(5)	Primarily consists of losses on certain insurance and reinsurance contracts.

(6)	Primarily consists of gains/(losses) on resale and repurchase agreements, and securities borrowed and loaned within Trading and Principal Investments.

(7)	Reported in “Trading and principal investments” in the condensed consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest income” and “Interest expense” in the condensed consolidated statements of earnings, for all instruments other than hybrid financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

All trading assets and trading liabilities are accounted for at fair value either under the fair value option or as required by other accounting standards (principally ASC 320, ASC 940 and ASC 815). Excluding equities commissions of $930 million and $1.21 billion for the three months ended September 2009 and August 2008, respectively, and $2.93 billion and $3.68 billion for the nine months ended September 2009 and August 2008, respectively, and the gains and losses on the instruments accounted for under the fair value option described above, “Trading and principal investments” in the condensed consolidated statements of earnings primarily represents gains and losses on “Trading assets, at fair value” and “Trading liabilities, at fair value” in the condensed consolidated statements of financial condition.

Loans and Loan Commitments

As of September 2009, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $44.68 billion, including a difference of $38.65 billion related to loans with an aggregate fair value of $4.95 billion that were on nonaccrual status (including loans more than 90 days past due). As of November 2008, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $50.21 billion, including a difference of $37.46 billion related to loans with an aggregate fair value of $3.77 billion that were on nonaccrual status (including loans more than 90 days past due). The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of September 2009 and November 2008, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.16 billion and $3.52 billion, respectively, and the related total contractual amount of these lending commitments was $40.57 billion and $39.49 billion, respectively.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $893 million and $2.42 billion as of September 2009 and November 2008, respectively.

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

The firm applies hedge accounting to certain derivative contracts. The firm uses these derivatives to manage certain interest rate and currency exposures, including the firm’s net investment in non-U.S. operations. The firm designates certain interest rate swap contracts as fair value hedges. These interest rate swap contracts hedge changes in the relevant benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR)), effectively converting a substantial portion of the firm’s unsecured long-term borrowings, certain unsecured short-term borrowings and certificates of deposit into floating rate obligations. See Note 2 for information regarding the firm’s accounting policy for foreign currency forward contracts used to hedge its net investment in non-U.S. operations.

The firm applies a long-haul method to all of its hedge accounting relationships to perform an ongoing assessment of the effectiveness of these relationships in achieving offsetting changes in fair value or offsetting cash flows attributable to the risk being hedged. The firm utilizes a dollar-offset method, which compares the change in the fair value of the hedging instrument to the change in the fair value of the hedged item, excluding the effect of the passage of time, to prospectively and retrospectively assess hedge effectiveness under the long-haul method. The firm’s prospective dollar-offset assessment utilizes scenario analyses to test hedge effectiveness via simulations of numerous parallel and slope shifts of the relevant yield curve. Parallel shifts change the interest rate of all maturities by identical amounts. Slope shifts change the curvature of the yield curve. For both the prospective assessment, in response to each of the simulated yield curve shifts, and the retrospective assessment, a hedging relationship is deemed to be effective if the fair value of the hedging instrument and the hedged item change inversely within a range of 80% to 125%.

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the condensed consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for these hedges are generally included in “Interest expense” in the condensed consolidated statements of earnings. These gains or losses were not material for the three and nine months ended September 2009 and August 2008. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the condensed consolidated statements of earnings.

The fair value of the firm’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The following table sets forth the fair value and the number of contracts of the firm’s derivative contracts by major product type on a gross basis as of September 2009. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted pursuant to credit support agreements, and therefore are not representative of the firm’s exposure:

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of September 2009
	Derivative		Derivative		Number of
	Assets		Liabilities		Contracts
	(in millions, except number of contracts)
Derivative contracts for trading activities

Interest rates	$533,136	(4)	$480,148	(4)	274,115
Credit	194,977		163,051		449,917
Currencies	88,021		75,537		227,152
Commodities	57,208		55,296		164,402
Equities	87,168		74,504		245,282

Subtotal	$960,510		$848,536		1,360,868

Derivative contracts accounted for as hedges (1)

Interest rates	$22,325	(5)	$4	(5)	817
Currencies	52	(6)	127	(6)	79

Subtotal	$22,377		$131		896

Gross fair value of derivative contracts	$982,887		$848,667		1,361,764

Counterparty netting (2)	(767,797)		(767,797)
Cash collateral netting (3)	(126,823)		(16,830)

Fair value included in “Trading assets, at fair value”	$88,267

Fair value included in “Trading liabilities, at fair value”			$64,040

(1)	As of November 2008, the gross fair value of derivative contracts accounted for as hedges consisted of $20.40 billion in assets and $128 million in liabilities.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty pursuant to credit support agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Presented after giving effect to $469.23 billion of derivative assets and $450.07 billion of derivative liabilities settled with clearing organizations.

(5)	For the three and nine months ended September 2009, the gain/(loss) recognized on these derivative contracts was $844 million and $(7.17) billion, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $(832) million and $7.14 billion, respectively. These gains and losses are included in “Interest expense” in the condensed consolidated statements of earnings. For the three and nine months ended September 2009, the gain/(loss) recognized on these derivative contracts included losses of $223 million and $889 million, respectively, which were excluded from the assessment of hedge effectiveness.

(6)	For the three and nine months ended September 2009, the loss on these derivative contracts was $145 million and $442 million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three and nine months ended September 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm also has embedded derivatives that have been bifurcated from related borrowings. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings in the firm’s condensed consolidated statements of financial condition, had a net asset carrying value of $585 million and $774 million as of September 2009 and November 2008, respectively. The net asset as of September 2009, which represented 324 contracts, included gross assets of $990 million (primarily comprised of equity and interest rate derivatives) and gross liabilities of $405 million (primarily comprised of equity and interest rate derivatives). See Notes 6 and 7 for further information regarding the firm’s unsecured borrowings.

As of September 2009 and November 2008, the firm has designated $3.50 billion and $3.36 billion, respectively, of foreign currency-denominated debt, included in unsecured long-term borrowings in the firm’s condensed consolidated statements of financial condition, as hedges of net investments in non-U.S. subsidiaries. For the three and nine months ended September 2009, the loss on these debt instruments was $195 million and $16 million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three and nine months ended September 2009.

The following table sets forth by major product type the firm’s gains/(losses) related to trading activities, including both derivative and nonderivative financial instruments, for the three and nine months ended September 2009. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivative contracts are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash and derivatives trading inventory has exposure to foreign currencies and may be economically hedged with foreign currency contracts. The gains/(losses) set forth below are included in “Trading and principal investments” in the condensed consolidated statements of earnings and exclude related interest income and interest expense.

	Three Months Ended	Nine Months Ended
	September 2009	September 2009
	(in millions)
Interest rates	$3,928	$8,314
Credit	2,022	4,358
Currencies (1)	(3,617)	(4,038)
Equities	3,406	7,515
Commodities and other	964	4,307

Total	$6,703	$20,456

(1)	Includes gains/(losses) on currency contracts used to economically hedge positions included in other product types in this table.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Certain of the firm’s derivative instruments have been transacted pursuant to bilateral agreements with certain counterparties that may require the firm to post collateral or terminate the transactions based on the firm’s long-term credit ratings. As of September 2009, the aggregate fair value of such derivative contracts that were in a net liability position was $22.15 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $16.32 billion. As of September 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $685 million and $1.70 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in the firm’s long-term credit ratings.

The firm enters into a broad array of credit derivatives to facilitate client transactions, to take proprietary positions and as a means of risk management. The firm uses each of the credit derivatives described below for these purposes. These credit derivatives are entered into by various trading desks around the world, and are actively managed based on the underlying risks. These activities are frequently part of a broader trading strategy and are dynamically managed based on the net risk position. As individually negotiated contracts, credit derivatives can have numerous settlement and payment conventions. The more common types of triggers include bankruptcy of the reference credit entity, acceleration of indebtedness, failure to pay, restructuring, repudiation and dissolution of the entity.

•	Credit default swaps: Single-name credit default swaps protect the buyer against the loss of principal on one or more bonds, loans or mortgages (reference obligations) in the event of a default by the issuer (reference entity). The buyer of protection pays an initial or periodic premium to the seller and receives credit default protection for the period of the contract. If there is no credit default event, as defined by the specific derivative contract, then the seller of protection makes no payments to the buyer of protection. However, if a credit default event occurs, the seller of protection will be required to make a payment to the buyer of protection. Typical credit default events requiring payment include bankruptcy of the reference credit entity, failure to pay the principal or interest, and restructuring of the relevant obligations of the reference entity.

•	Credit indices, baskets and tranches: Credit derivatives may reference a basket of single-name credit default swaps or a broad-based index. Typically, in the event of a default of one of the underlying reference obligations, the protection seller will pay to the protection buyer a pro-rata portion of a transaction’s total notional amount relating to the underlying defaulted reference obligation. In tranched transactions, the credit risk of a basket or index is separated into various portions each having different levels of subordination. The most junior tranches cover initial defaults, and once losses exceed the notional amount of these tranches, the excess is covered by the next most senior tranche in the capital structure.

•	Total return swaps: A total return swap transfers the risks relating to economic performance of a reference obligation from the protection buyer to the protection seller. Typically, the protection buyer receives from the protection seller a floating rate of interest and protection against any reduction in fair value of the reference obligation, and in return the protection seller receives the cash flows associated with the reference obligation, plus any increase in the fair value of the reference obligation.

•	Credit options: In a credit option, the option writer assumes the obligation to purchase or sell a reference obligation at a specified price or credit spread. The option purchaser buys the right to sell the reference obligation to, or purchase it from, the option writer. The payments on credit options depend either on a particular credit spread or the price of the reference obligation.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s purchased credit derivative transactions are with financial institutions and are subject to stringent collateral thresholds. The firm economically hedges its exposure to written credit derivatives primarily by entering into offsetting purchased credit derivatives with identical underlyings. In addition, upon the occurrence of a specified trigger event, the firm may take possession of the reference obligations underlying a particular written credit derivative, and consequently may, upon liquidation of the reference obligations, recover amounts on the underlying reference obligations in the event of default. As of September 2009, the firm’s written and purchased credit derivatives had total gross notional amounts of $2.81 trillion and $2.95 trillion, respectively, for total net purchased protection of $136.80 billion in notional value. As of November 2008, the firm’s written and purchased credit derivatives had total gross notional amounts of $3.78 trillion and $4.03 trillion, respectively, for total net purchased protection of $255.24 billion in notional value. The decrease in notional amounts from November 2008 to September 2009 primarily reflects compression efforts across the industry.

The following table sets forth certain information related to the firm’s credit derivatives. Fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash paid pursuant to credit support agreements, and therefore are not representative of the firm’s exposure.

					Maximum Payout/Notional		Carrying Value
	Maximum Payout/Notional Amount				Amount of Purchased		of Written Credit
	of Written Credit Derivatives by Tenor (1)				Credit Derivatives		Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased
	0 - 12	1 - 5	or		Credit	Credit
	Months	Years	Greater	Total	Derivatives (2)	Derivatives (3)	Asset/(Liability)
	($ in millions)
As of September 2009
Credit spread on underlying (basis points) (4)
0-250	$223,600	$1,456,260	$492,390	$2,172,250	$1,997,498	$247,284	$11,766
251-500	26,827	154,932	42,262	224,021	207,479	30,291	(3,720)
501-1,000	15,773	146,937	51,786	214,496	201,185	35,108	(18,091)
Greater than 1,000	26,988	143,215	31,960	202,163	167,974	62,909	(71,726)

Total	$293,188	$1,901,344	$618,398	$2,812,930	$2,574,136	$375,592	$(81,771	) (5)

As of November 2008
Credit spread on underlying (basis points) (4)
0-250	$108,555	$1,093,651	$623,944	$1,826,150	$1,632,681	$347,573	$(77,836)
251-500	51,015	551,971	186,084	789,070	784,149	26,316	(94,278)
501-1,000	34,756	404,661	148,052	587,469	538,251	67,958	(75,079)
Greater than 1,000	41,496	373,211	161,475	576,182	533,816	103,362	(222,346)

Total	$235,822	$2,423,494	$1,119,555	$3,778,871	$3,488,897	$545,209	$(469,539	) (5)

(1)	Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives.

(2)	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

(3)	Comprised of purchased protection in excess of the amount of written protection on identical underlyings and purchased protection on other underlyings on which the firm has not written protection.

(4)	Credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. For example, the firm is least likely to pay or otherwise be required to perform where the credit spread on the underlying is “0-250” basis points and the tenor is “0-12 Months.” The likelihood of payment or performance is generally greater as the credit spread on the underlying and tenor increase.

(5)	This net liability excludes the effects of both netting under enforceable netting agreements and netting of cash collateral paid pursuant to credit support agreements. Including the effects of netting receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements, the firm’s net liability related to credit derivatives in the firm’s condensed consolidated statements of financial condition as of September 2009 and November 2008 was $10.17 billion and $33.76 billion, respectively. This net amount excludes the netting of cash collateral paid pursuant to credit support agreements. The decrease in this net liability from November 2008 to September 2009 primarily reflected tightening credit spreads.

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

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of September 2009 and November 2008, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $599.70 billion and $578.72 billion, respectively, of which the firm delivered or repledged $423.52 billion and $445.11 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Trading assets pledged to counterparties that have the right to deliver or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $34.87 billion and $26.31 billion as of September 2009 and November 2008, respectively. Trading assets, pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $117.10 billion and $80.85 billion as of September 2009 and November 2008, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $7.38 billion and $9.24 billion as of September 2009 and November 2008, respectively.

In addition to repurchase agreements and securities lending agreements, the firm obtains secured funding through the use of other arrangements. Other secured financings include arrangements that are nonrecourse, that is, only the subsidiary that executed the arrangement or a subsidiary guaranteeing the arrangement is obligated to repay the financing. Other secured financings consist of liabilities related to the firm’s William Street credit extension program; consolidated VIEs; collateralized central bank financings and other transfers of financial assets that are accounted for as financings rather than sales (primarily pledged bank loans and mortgage whole loans); and other structured financing arrangements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other secured financings by maturity are set forth in the table below:

	As of
	September	November
	2009	2008
	(in millions)
Other secured financings (short-term) (1)(2)	$13,403	$21,225
Other secured financings (long-term):
2010	1,342	2,157
2011	3,973	4,578
2012	3,315	3,040
2013	1,610	1,377
2014	1,464	1,512
2015-thereafter	2,877	4,794

Total other secured financings (long-term) (3)(4)	14,581	17,458

Total other secured financings (5)(6)	$27,984	$38,683

(1)	As of September 2009 and November 2008, consists of U.S. dollar-denominated financings of $4.72 billion and $12.53 billion, respectively, with a weighted average interest rate of 2.37% and 2.98%, respectively, and non-U.S. dollar-denominated financings of $8.68 billion and $8.70 billion, respectively, with a weighted average interest rate of 0.75% and 0.95%, respectively, after giving effect to hedging activities. The weighted average interest rates as of September 2009 and November 2008 excluded financial instruments accounted for at fair value under the fair value option.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of September 2009 and November 2008, consists of U.S. dollar-denominated financings of $8.81 billion and $9.55 billion, respectively, with a weighted average interest rate of 1.64% and 4.62%, respectively, and non-U.S. dollar-denominated financings of $5.77 billion and $7.91 billion, respectively, with a weighted average interest rate of 2.16% and 4.39%, respectively, after giving effect to hedging activities. The weighted average interest rates as of September 2009 and November 2008 excluded financial instruments accounted for at fair value under the fair value option.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	As of September 2009 and November 2008, $22.39 billion and $31.54 billion, respectively, of these financings were collateralized by trading assets and $5.59 billion and $7.14 billion, respectively, by other assets (primarily real estate and cash). Other secured financings include $11.71 billion and $13.74 billion of nonrecourse obligations as of September 2009 and November 2008, respectively.

(6)	As of September 2009, other secured financings includes $12.96 billion related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets included in “Trading assets, at fair value” in the condensed consolidated statement of financial condition of $13.15 billion as of September 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.	Securitization Activities and Variable Interest Entities

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

During the three and nine months ended September 2009, the firm securitized $18.75 billion and $35.22 billion, respectively, of financial assets in which the firm had continuing involvement as of September 2009, including $18.75 billion and $34.63 billion, respectively, of residential mortgages, primarily in connection with government agency securitizations, and $0 and $591 million, respectively, of other financial assets. During the three and nine months ended August 2008, the firm securitized $5.85 billion and $12.39 billion, respectively, of financial assets, including $1.38 billion and $5.49 billion, respectively, of residential mortgages, $0 and $773 million, respectively, of commercial mortgages, and $4.48 billion and $6.13 billion, respectively, of other financial assets, primarily in connection with CLOs. Cash flows received on retained interests were $135 million and $335 million for the three and nine months ended September 2009, respectively, and $133 million and $404 million for the three and nine months ended August 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth certain information related to the firm’s continuing involvement in securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement, as of September 2009. The outstanding principal amount set forth in the table below is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement, and is not representative of the firm’s risk of loss. For retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests.

	As of September 2009 (1)
	Outstanding	Fair value of	Fair value of
	principal	retained	purchased
	amount	interests	interests (2)
	(in millions)
Residential mortgage-backed (3)	$50,315	$2,306	$15
Commercial mortgage-backed	14,291	179	80
Other asset-backed (4)	17,485	87	26

Total	$82,091	$2,572	$121

(1)	As of September 2009, fair value of other continuing involvement excludes $485 million of purchased interests in securitization entities where the firm’s involvement was related to secondary market-making activities. Continuing involvement also excludes derivative contracts that are used by securitization entities to manage credit, interest rate or foreign exchange risk. See Note 3 for information on the firm’s derivative contracts.

(2)	Comprised of senior and subordinated interests purchased in connection with secondary market-making activities in VIEs and QSPEs in which the firm also holds retained interests. In addition to these interests, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain VIEs for which the carrying value was a net liability of $115 million as of September 2009. The notional amounts of these transactions are included in maximum exposure to loss in the nonconsolidated VIE table below.

(3)	Primarily consists of outstanding principal and retained interests related to government agency QSPEs.

(4)	Primarily consists of CDOs backed by corporate and mortgage obligations and CLOs. Outstanding principal amount and fair value of retained interests include $16.13 billion and $53 million, respectively, as of September 2009 related to VIEs which are also included in the nonconsolidated VIE table below.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of September 2009		As of November 2008
	Type of Retained Interests (1)		Type of Retained Interests (1)
	Mortgage-	Other Asset-	Mortgage-	Other Asset-
	Backed	Backed (2)	Backed	Backed
	($ in millions)
Fair value of retained interests	$2,485	$87	$1,415	$367 (5)

Weighted average life (years)	5.9	3.7	6.0	5.1

Constant prepayment rate (3)	18.9%	N.M.	15.5%	4.5%
Impact of 10% adverse change (3)	$(26)	N.M.	$(14)	$(6)
Impact of 20% adverse change (3)	(55)	N.M.	(27)	(12)

Discount rate (4)	10.4%	N.M.	21.1%	29.2%
Impact of 10% adverse change	$(69)	N.M.	$(46)	$(25)
Impact of 20% adverse change	(133)	N.M.	(89)	(45)

(1)	Includes $2.52 billion and $1.53 billion as of September 2009 and November 2008, respectively, held in QSPEs.

(2)	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of September 2009. The firm’s maximum exposure to adverse changes in the value of these interests is the firm’s carrying value of $87 million.

(3)	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

(4)	The majority of the firm’s mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of the firm’s retained interests, the expected credit loss assumptions are reflected within the discount rate.

(5)	Includes $192 million of retained interests related to transfers of securitized assets that were accounted for as secured financings rather than sales.

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

As of September 2009 and November 2008, the firm held mortgage servicing rights with a fair value of $131 million and $147 million, respectively. These servicing assets represent the firm’s right to receive a future stream of cash flows, such as servicing fees, in excess of the firm’s obligation to service residential mortgages. The fair value of mortgage servicing rights will fluctuate in response to changes in certain economic variables, such as discount rates and loan prepayment rates. The firm estimates the fair value of mortgage servicing rights by using valuation models that incorporate these variables in quantifying anticipated cash flows related to servicing activities. Mortgage servicing rights are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and are classified within level 3 of the fair value hierarchy. The following table sets forth changes in the firm’s mortgage servicing rights, as well as servicing fees earned:

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)
Balance, beginning of period	$130	$248	$153	$93
Purchases	—	27	—	239 (2)
Servicing assets that resulted from transfers of financial assets	—	—	—	3
Changes in fair value due to changes in valuation inputs and assumptions	1	(35)	(22)	(95)

Balance, end of period (1)	$131	$240	$131	$240

Contractually specified servicing fees	$71	$87	$248	$224

(1)	As of September 2009 and August 2008, the fair value was estimated using a weighted average discount rate of approximately 16% and 16%, respectively, and a weighted average prepayment rate of approximately 26% and 28%, respectively.

(2)	Primarily related to the acquisition of Litton Loan Servicing LP.

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

The following tables set forth total assets in firm-sponsored nonconsolidated VIEs in which the firm holds variable interests and other nonconsolidated VIEs in which the firm holds significant variable interests, and the firm’s maximum exposure to loss excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests. For 2009, in accordance with amended principles requiring enhanced disclosures, the following table also sets forth the total assets and total liabilities included in the condensed consolidated statements of financial condition related to the firm’s significant interests in nonconsolidated VIEs. The firm has aggregated nonconsolidated VIEs based on principal business activity, as reflected in the first column. The nature of the firm’s variable interests can take different forms, as described in the columns under maximum exposure to loss.

	As of September 2009
		Carrying Value of
		the Firm’s
		Variable Interests		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
				Purchased	Commitments
	Assets			and Retained	and			Loans and
	in VIE	Assets	Liabilities	Interests	Guarantees	Derivatives		Investments	Total
				(in millions)
Mortgage CDOs (2)	$8,796	$140	$4	$51	$—	$4,016	(7)	$—	$4,067
Corporate CDOs and CLOs (2)	28,193	752	468	216	—	7,302	(8)	—	7,518
Real estate, credit-related and other investing (3)	27,975	3,221	189	—	364	—		3,270	3,634
Other asset-backed (2)	537	11	17	—	—	537		—	537
Power-related (4)	603	219	3	—	37	—		219	256
Principal-protected notes (5)	2,355	13	1,369	—	—	2,620		—	2,620

Total	$68,459	$4,356	$2,050	$267	$401 (6)	$14,475	(6)	$3,489	$18,632

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of November 2008
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	Assets	and Retained	and			Loans and
	in VIE	Interests	Guarantees	Derivatives		Investments	Total
		(in millions)
Mortgage CDOs	$13,061	$242	$—	$5,616	(7)	$—	$5,858
Corporate CDOs and CLOs	8,584	161	—	918	(8)	—	1,079
Real estate, credit-related and other investing (3)	26,898	—	143	—		3,223	3,366
Municipal bond securitizations	111	—	111	—		—	111
Other asset-backed	4,355	—	—	1,084		—	1,084
Power-related	844	—	37	—		213	250
Principal-protected notes (5)	4,516	—	—	4,353		—	4,353

Total	$58,369	$403	$291	$11,971		$3,436	$16,101

(1)	Such amounts do not represent the anticipated losses in connection with these transactions as they exclude the effect of offsetting financial instruments that are held to mitigate these risks.

(2)	These VIEs are generally financed through the issuance of debt instruments collateralized by assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Trading liabilities, at fair value,” respectively, in the condensed consolidated statement of financial condition.

(3)	The firm obtains interests in these VIEs in connection with making investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities. These VIEs are generally financed through the issuance of debt and equity instruments which are either collateralized by or indexed to assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statement of financial condition.

(4)	Assets and liabilities held by the firm related to these VIEs are included in “Other assets” and “Trading liabilities, at fair value” in the condensed consolidated statement of financial condition.

(5)	Consists of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing. Assets related to these VIEs are included in “Trading assets, at fair value” and liabilities related to these VIEs are included in “Other secured financings,” “Unsecured short-term borrowings” or “Unsecured long-term borrowings” in the condensed consolidated statement of financial condition. Assets in VIE, carrying value of liabilities and maximum exposure to loss exclude $3.89 billion as of September 2009, associated with guarantees related to the firm’s performance under borrowings from the VIE, which are recorded as liabilities in the condensed consolidated statement of financial condition. Substantially all of the liabilities included in the table above relate to additional borrowings from the VIE associated with principal protected notes guaranteed by the firm.

(6)	The aggregate amounts include $4.70 billion as of September 2009, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

(7)	Primarily consists of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(8)	Primarily consists of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the firm’s total assets excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with its variable interests in consolidated VIEs. The following table excludes VIEs in which the firm holds a majority voting interest unless the activities of the VIE are primarily related to securitization, asset-backed financings or single-lessee leasing arrangements. For 2009, in accordance with amended principles requiring enhanced disclosures, the following table also sets forth the total liabilities included in the condensed consolidated statement of financial condition related to the firm’s consolidated VIEs. The firm has aggregated consolidated VIEs based on principal business activity, as reflected in the first column.

	As of
	September 2009			November 2008
	VIE	VIE		VIE
	Assets (1)	Liabilities (1)		Assets (1)
	(in millions)
Real estate, credit-related and other investing	$1,085	$816	(2)	$1,560
Municipal bond securitizations	756	893	(3)	985
CDOs, mortgage-backed and other asset-backed	630	569	(4)	32
Foreign exchange and commodities	245	272	(5)	652
Principal-protected notes	218	218	(6)	215

Total	$2,934	$2,768		$3,444

(1)	Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a nonrecourse basis. Substantially all VIE assets are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

(2)	These VIE liabilities are generally collateralized by the related VIE assets and included in “Other secured financings” in the condensed consolidated statement of financial condition. These VIE liabilities generally do not provide for recourse to the general credit of the firm.

(3)	These VIE liabilities, which are partially collateralized by the related VIE assets, are included in “Other secured financings” in the condensed consolidated statement of financial condition.

(4)	These VIE liabilities are primarily included in “Securities sold under agreements to repurchase, at fair value” and “Other secured financings” in the condensed consolidated statement of financial condition and generally do not provide for recourse to the general credit of the firm.

(5)	These VIE liabilities are primarily included in “Trading liabilities, at fair value” in the condensed consolidated statement of financial condition.

(6)	These VIE liabilities are included in “Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings” in the condensed consolidated statement of financial condition.

The firm did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of September 2009 or November 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Deposits

The following table sets forth deposits as of September 2009 and November 2008:

	As of
	September	November
	2009	2008
	(in millions)
U.S. offices (1)	$35,771	$23,018
Non-U.S. offices (2)	6,660	4,625

Total	$42,431	$27,643

(1)	Substantially all U.S. deposits were interest-bearing and were held at GS Bank USA.

(2)	Substantially all non-U.S. deposits were interest-bearing and were held at Goldman Sachs Bank (Europe) PLC (GS Bank Europe).

Included in the above table are time deposits of $11.36 billion and $8.49 billion as of September 2009 and November 2008, respectively. The following table sets forth the maturities of time deposits as of September 2009:

	As of September 2009
	U.S.	Non-U.S.	Total
	(in millions)
2009	$2,165	$603	$2,768
2010	1,617	106	1,723
2011	1,605	—	1,605
2012	873	—	873
2013	1,795	15	1,810
2014-thereafter	2,585	—	2,585

Total	$10,640	$724	$11,364

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.	Short-Term Borrowings

As of September 2009 and November 2008, short-term borrowings were $51.96 billion and $73.89 billion, respectively, comprised of $13.40 billion and $21.23 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $38.56 billion and $52.66 billion, respectively, of unsecured short-term borrowings. See Note 3 for information on other secured financings.

Unsecured short-term borrowings include the portion of unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder. The firm accounts for promissory notes, commercial paper and certain hybrid financial instruments at fair value under the fair value option. Short-term borrowings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest, and such amounts approximate fair value due to the short-term nature of the obligations.

Unsecured short-term borrowings are set forth below:

	As of
	September	November
	2009	2008
	(in millions)
Current portion of unsecured long-term borrowings	$19,977	$26,281
Hybrid financial instruments	10,351	12,086
Promissory notes (1)	846	6,944
Commercial paper (2)	1,424	1,125
Other short-term borrowings (3)	5,957	6,222

Total (4)	$38,555	$52,658

(1)	Includes $661 million and $3.42 billion as of September 2009 and November 2008, respectively, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(2)	Includes $0 and $751 million as of September 2009 and November 2008, respectively, guaranteed by the FDIC under the TLGP.

(3)	Includes $1.11 billion and $0 as of September 2009 and November 2008, respectively, guaranteed by the FDIC under the TLGP.

(4)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 1.58% and 3.37% as of September 2009 and November 2008, respectively, and excluded financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.	Long-Term Borrowings

As of September 2009 and November 2008, long-term borrowings were $204.30 billion and $185.68 billion, respectively, comprised of $14.58 billion and $17.46 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $189.72 billion and $168.22 billion, respectively, of unsecured long-term borrowings. See Note 3 for information regarding other secured financings.

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings.

Unsecured long-term borrowings are set forth below:

	As of
	September	November
	2009	2008
	(in millions)
Fixed rate obligations (1)	$119,398	$103,825
Floating rate obligations (2)	70,326	64,395

Total (3)	$189,724	$168,220

(1)	As of September 2009 and November 2008, $81.28 billion and $70.08 billion, respectively, of the firm’s fixed rate debt obligations were denominated in U.S. dollars and interest rates ranged from 1.63% to 10.04% and from 3.87% to 10.04%, respectively. As of September 2009 and November 2008, $38.12 billion and $33.75 billion, respectively, of the firm’s fixed rate debt obligations were denominated in non-U.S. dollars and interest rates ranged from 0.67% to 7.45% and from 0.67% to 8.88%, respectively.

(2)	As of September 2009 and November 2008, $35.08 billion and $32.41 billion, respectively, of the firm’s floating rate debt obligations were denominated in U.S. dollars. As of September 2009 and November 2008, $35.25 billion and $31.99 billion, respectively, of the firm’s floating rate debt obligations were denominated in non-U.S. dollars. Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $20.85 billion and $0 as of September 2009 and November 2008, respectively, guaranteed by the FDIC under the TLGP.

Unsecured long-term borrowings by maturity date are set forth below (in millions):

As of
September 2009
2010	$3,047
2011	23,749
2012	27,500
2013	23,774
2014	18,539
2015-thereafter	93,115

Total (1)(2)	$189,724

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm enters into derivative contracts to effectively convert a substantial portion of its unsecured long-term borrowings which are not accounted for at fair value into floating rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of September 2009 and November 2008. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to the widening of the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of approximately 1% and 9% as of September 2009 and November 2008, respectively.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	September 2009		November 2008
	Amount	Rate	Amount	Rate
	($ in millions)
Fixed rate obligations	$4,273	5.48%	$4,015	4.97%
Floating rate obligations (1)	185,451	0.72	164,205	2.66

Total (2)	$189,724	0.83	$168,220	2.73

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of September 2009 and November 2008 excluded financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

Unsecured long-term borrowings included subordinated borrowings with outstanding principal amounts of $19.16 billion and $19.26 billion as of September 2009 and November 2008, respectively, as set forth below.

Junior Subordinated Debt Issued to Trusts in Connection with Fixed-to-Floating and Floating Rate Normal Automatic Preferred Enhanced Capital Securities.  In 2007, Group Inc. issued a total of $2.25 billion of remarketable junior subordinated debt to Goldman Sachs Capital II and Goldman Sachs Capital III (APEX Trusts), Delaware statutory trusts that, in turn, issued $2.25 billion of guaranteed perpetual Normal Automatic Preferred Enhanced Capital Securities (APEX) to third parties and a de minimis amount of common securities to Group Inc. Group Inc. also entered into contracts with the APEX Trusts to sell $2.25 billion of perpetual non-cumulative preferred stock to be issued by Group Inc. (the stock purchase contracts). The APEX Trusts are wholly owned finance subsidiaries of the firm for regulatory and legal purposes but are not consolidated for accounting purposes.

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

The firm accounted for the stock purchase contracts as equity instruments and, accordingly, recorded the cost of the stock purchase contracts as a reduction to additional paid-in capital. See Note 9 for information on the preferred stock that Group Inc. will issue in connection with the stock purchase contracts.

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

The firm pays interest semi-annually on these debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. The firm has the right, from time to time, to defer payment of interest on the debentures, and, therefore, cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semi-annual periods. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by Group Inc. unless all dividends payable on the preferred beneficial interests have been paid in full. These debentures are junior in right of payment to all of Group Inc.’s senior indebtedness and all of Group Inc.’s subordinated borrowings, other than the junior subordinated debt issued in connection with the APEX.

Subordinated Debt.  As of September 2009, the firm had $14.07 billion of other subordinated debt outstanding with maturities ranging from fiscal 2010 to 2038. The effective weighted average interest rate on this debt was 0.46%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2008, the firm had $14.17 billion of other subordinated debt outstanding with maturities ranging from fiscal 2009 to 2038. The effective weighted average interest rate on this debt was 1.99%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. This debt is junior in right of payment to all of the firm’s senior indebtedness.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes the firm’s commitments as of September 2009 and November 2008:

	Commitment Amount by Fiscal Period
	of Expiration as of September 2009				Total Commitments as of
	Remainder	2010-	2012-	2014-	September	November
	of 2009	2011	2013	Thereafter	2009	2008
	(in millions)
Commitments to extend credit (1)
Commercial lending:
Investment-grade	$990	$5,285	$2,553	$—	$8,828	$8,007
Non-investment-grade (2)	614	2,833	4,466	398	8,311	9,318
William Street credit extension program	672	9,985	13,373	441	24,471	22,610
Warehouse financing	—	29	—	—	29	1,101

Total commitments to extend credit	2,276	18,132	20,392	839	41,639	41,036
Forward starting resale and securities borrowing agreements	60,578	361	—	—	60,939	61,455
Forward starting repurchase and securities lending agreements	15,479	364	—	—	15,843	6,948
Underwriting commitments	—	1,176	—	—	1,176	241
Letters of credit (3)	1,513	806	175	5	2,499	7,251
Investment commitments (4)	1,824	10,004	149	869	12,846	14,266
Construction-related commitments (5)	205	68	—	—	273	483
Other	58	111	36	34	239	260

Total commitments	$81,933	$31,022	$20,752	$1,747	$135,454	$131,940

(1)	Commitments to extend credit are presented net of amounts syndicated to third parties.

(2)	Included within non-investment-grade commitments as of September 2009 and November 2008 were $2.14 billion and $2.07 billion, respectively, related to leveraged lending capital market transactions; $89 million and $164 million, respectively, related to commercial real estate transactions; and $6.08 billion and $7.09 billion, respectively, arising from other unfunded credit facilities. Including funded loans, the total notional amount of the firm’s leveraged lending capital market transactions was $5.77 billion and $7.97 billion as of September 2009 and November 2008, respectively.

(3)	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

(4)	Consists of the firm’s commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages in connection with its merchant banking and other investing activities, consisting of $2.43 billion and $3.15 billion as of September 2009 and November 2008, respectively, related to real estate private investments and $10.42 billion and $11.12 billion as of September 2009 and November 2008, respectively, related to corporate and other private investments. Such commitments include $11.36 billion and $12.25 billion as of September 2009 and November 2008, respectively, of commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

(5)	Includes commitments of $239 million and $388 million as of September 2009 and November 2008, respectively, related to the firm’s new headquarters in New York City, which is expected to cost approximately $2.1 billion.

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

•	Commercial lending commitments. The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm may syndicate all or substantial portions of these commitments in the future, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

•	William Street credit extension program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, GS Bank USA and other subsidiaries of GS Bank USA. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of GS Bank USA. The assets and liabilities of Commitment Corp. and Funding Corp. are legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of approximately $1 billion. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection has been provided as of September 2009 and November 2008. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of commercial mortgages as of September 2009 and November 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below (in millions):

As of
September 2009
Remainder of 2009	$127
2010	467
2011	365
2012	301
2013	271
2014-thereafter	1,771

Total	$3,302

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $6.26 billion and $6.13 billion of contract holder account balances as of September 2009 and November 2008, respectively, for such benefits. The weighted average attained age of these contract holders was 68 years as of both September 2009 and November 2008. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $2.16 billion and $2.96 billion as of September 2009 and November 2008, respectively. See Note 12 for more information on the firm’s insurance liabilities.

Guarantees

The firm enters into various derivative contracts that meet the definition of a guarantee under ASC 460. Disclosures about derivative contracts are not required if such contracts may be cash settled and the firm has no basis to conclude it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties and certain other counterparties. Accordingly, the firm has not included such contracts in the tables below.

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

The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of September 2009 and November 2008. Derivative contracts set forth below include written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. See Note 3 for information regarding credit derivative contracts that meet the definition of a guarantee, which are not included below.

		Maximum Payout/
	Carrying	Notional Amount by Period of Expiration (1)
	Value of		2010-	2012-	2014-
	Net Liability	2009	2011	2013	Thereafter	Total
	(in millions)
As of September 2009
Derivatives (2)	$7,705	$41,030	$165,450	$67,574	$97,387	$371,441
Securities lending indemnifications (3)	—	26,317	—	—	—	26,317
Other financial guarantees	205	73	386	487	1,027	1,973

As of November 2008
Derivatives (2)	$17,462	$114,863	$73,224	$30,312	$90,643	$309,042
Securities lending indemnifications (3)	—	19,306	—	—	—	19,306
Other financial guarantees	235	203	477	458	238	1,376

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	Because derivative contracts are accounted for at fair value, carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash paid pursuant to credit support agreements. These derivative contracts are risk managed together with derivative contracts that do not meet the definition of a guarantee under ASC 460 and, therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $27.06 billion and $19.95 billion as of September 2009 and November 2008, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities on loan from the borrower, there is minimal performance risk associated with these guarantees.

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

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of September 2009 and November 2008.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of September 2009 and November 2008.

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

In June 2009, Group Inc. repurchased from the U.S. Department of the Treasury (U.S. Treasury) the 10.0 million shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series H (Series H Preferred Stock), that were issued to the U.S. Treasury pursuant to the U.S. Treasury’s TARP Capital Purchase Program. The aggregate purchase price paid by Group Inc. to the U.S. Treasury for the Series H Preferred Stock, including accrued dividends, was $10.04 billion. The repurchase resulted in a one-time preferred dividend of $426 million, which is included in the condensed consolidated statement of earnings for the nine months ended September 2009. This one-time preferred dividend represented the difference between the carrying value and the redemption value of the Series H Preferred Stock. In connection with the issuance of the Series H Preferred Stock in October 2008, the firm issued a 10-year warrant to the U.S. Treasury to purchase up to 12.2 million shares of common stock at an exercise price of $122.90 per share. The firm repurchased this warrant in full in July 2009 for $1.1 billion. This amount was recorded as a reduction to additional paid-in capital.

On October 14, 2009, the Board declared a dividend of $0.35 per common share to be paid on December 30, 2009 to common shareholders of record on December 2, 2009.

To satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying RSUs, the firm cancelled 11.1 million of RSUs with a total value of $850 million during the nine months ended September 2009.

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

As of September 2009, the firm had 174,000 shares of perpetual preferred stock issued and outstanding as set forth in the following table:

						Redemption
	Dividend	Shares	Shares		Earliest	Value
Series	Preference	Issued	Authorized	Dividend Rate	Redemption Date	(in millions)
A	Non-cumulative	30,000	50,000	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750

B	Non-cumulative	32,000	50,000	6.20% per annum	October 31, 2010	800

C	Non-cumulative	8,000	25,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200

D	Non-cumulative	54,000	60,000	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350

G	Cumulative	50,000	50,000	10.00% per annum	October 1, 2008	5,500

		174,000	235,000			$8,600

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

On October 14, 2009, the Board declared dividends of $239.58, $387.50, $255.56 and $255.56 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, to be paid on November 10, 2009 to preferred shareholders of record on October 26, 2009. In addition, the Board declared a dividend of $2,500 per share of Series G Preferred Stock to be paid on November 10, 2009 to preferred shareholders of record on October 26, 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Comprehensive Income

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	September	November
	2009	2008
	(in millions)
Currency translation adjustment, net of tax	$(92)	$(30)
Pension and postretirement liability adjustments, net of tax	(275)	(125)
Net unrealized gains/(losses) on available-for-sale securities, net of tax (1)	127	(47)

Total accumulated other comprehensive loss, net of tax	$(240)	$(202)

(1)	Consists of net unrealized gains/(losses) of $121 million and $(55) million on available-for-sale securities held by the firm’s insurance subsidiaries as of September 2009 and November 2008, respectively, and net unrealized gains of $6 million and $8 million on available-for-sale securities held by investees accounted for under the equity method as of September 2009 and November 2008, respectively.

Note 10.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions, except per share amounts)
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$3,028	$810	$7,405	$4,328

Denominator for basic EPS — weighted average number of common shares	525.9	427.6	505.8	429.3
Effect of dilutive securities (1)
Restricted stock units	18.6	11.2	14.6	9.8
Stock options and warrants	32.4	9.5	18.6	10.6

Dilutive potential common shares	51.0	20.7	33.2	20.4

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	576.9	448.3	539.0	449.7

Basic EPS (2)	$5.74	$1.89	$14.60	$10.08
Diluted EPS (2)	5.25	1.81	13.74	9.62

(1)	The diluted EPS computations do not include the antidilutive effect of RSUs, stock options and warrants as follows:

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	6.0	6.1	31.8	6.7

(2)	In the first quarter of fiscal 2009, the firm adopted amended accounting principles which require that unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents be treated as a separate class of securities in calculating earnings per common share. The impact of applying these amended principles to basic earnings per common share for the three and nine months ended September 2009 was a reduction of $0.02 and $0.04 per common share, respectively. There was no impact on diluted earnings per common share. Prior periods have not been restated due to immateriality.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	September	November
	2009	2008
	(in millions)
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	266	247
Equities (1)	2,389	2,389
Principal Investments	84	80
Asset Management and Securities Services
Asset Management (2)	565	565
Securities Services	117	117

Total	$3,546	$3,523

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		September	November
		2009	2008
		(in millions)

Customer lists (1)	Gross carrying amount	$1,117	$1,160
	Accumulated amortization	(455)	(436)

	Net carrying amount	$662	$724

NYSE DMM rights	Gross carrying amount	$714	$714
	Accumulated amortization	(284)	(252)

	Net carrying amount	$430	$462

Insurance-related	Gross carrying amount	$292	$292
assets (2)	Accumulated amortization	(160)	(137)

	Net carrying amount	$132	$155

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF) lead	Accumulated amortization	(47)	(43)

market maker rights	Net carrying amount	$91	$95

Other (3)	Gross carrying amount	$168	$178
	Accumulated amortization	(95)	(85)

	Net carrying amount	$73	$93

Total	Gross carrying amount	$2,429	$2,482
	Accumulated amortization	(1,041)	(953)

	Net carrying amount	$1,388	$1,529

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily includes VOBA related to the firm’s insurance businesses.

(3)	Primarily includes marketing-related assets and other contractual rights.

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives. The weighted average remaining life of the firm’s identifiable intangible assets is approximately 11 years. “Depreciation and amortization” in the condensed consolidated statements of earnings includes amortization related to identifiable intangible assets of $8 million and $49 million for the three months ended September 2009 and August 2008, respectively, and $70 million and $170 million for the nine months ended September 2009 and August 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The estimated future amortization for existing identifiable intangible assets through 2014 is set forth below (in millions):

As of
September 2009
Remainder of 2009	$36
2010	139
2011	135
2012	126
2013	120
2014	117

Note 12.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, non-financial assets. The following table sets forth the firm’s other assets by type:

	As of
	September	November
	2009	2008
	(in millions)
Property, leasehold improvements and equipment (1)	$11,321	$10,793
Goodwill and identifiable intangible assets (2)	4,934	5,052
Income tax-related assets	8,156	8,359
Equity-method investments (3)	1,432	1,454
Miscellaneous receivables and other	3,836	4,780

Total	$29,679	$30,438

(1)	Net of accumulated depreciation and amortization of $7.94 billion and $6.55 billion as of September 2009 and November 2008, respectively.

(2)	See Note 11 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments of $2.87 billion and $3.45 billion accounted for at fair value under the fair value option as of September 2009 and November 2008, respectively, which are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	September	November
	2009	2008
	(in millions)
Compensation and benefits	$13,777	$4,646
Insurance-related liabilities (1)	12,323	9,673
Noncontrolling interests (2)	957	1,127
Income tax-related liabilities	3,070	2,865
Employee interests in consolidated funds	430	517
Accrued expenses and other payables	5,391	4,388

Total	$35,948	$23,216

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	September	November
	2009	2008
	(in millions)

Separate account liabilities	$4,117	$3,628
Liabilities for future benefits and unpaid claims	7,041	4,778
Contract holder account balances	863	899
Reserves for guaranteed minimum death and income benefits	302	368

Total insurance-related liabilities	$12,323	$9,673

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable for $1.30 billion as of both September 2009 and November 2008 related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $1.42 billion and $1.20 billion as of September 2009 and November 2008, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders. Liabilities for future benefits and unpaid claims include $2.27 billion and $978 million carried at fair value under the fair value option as of September 2009 and November 2008, respectively.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $599 million and $784 million related to consolidated investment funds as of September 2009 and November 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $1.80 billion and $2.55 billion for the nine months ended September 2009 and August 2008, respectively. As of September 2009 and November 2008, the fees receivable from these funds were $1.06 billion and $861 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $13.73 billion and $14.45 billion as of September 2009 and November 2008, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 8 for the firm’s commitments related to these funds.

Note 14.	Income Taxes

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. The firm does not expect unrecognized tax benefits to change significantly during the twelve months subsequent to September 2009.

Below is a table of the earliest tax years that remain subject to examination by major jurisdiction:

	As of
Jurisdiction	September 2009
U.S. Federal	2005	(1)
New York State and City	2004	(2)
United Kingdom	2005
Japan	2005
Hong Kong	2003
Korea	2003

(1)	IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed but the liabilities for those years are not yet final.

(2)	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

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

The Federal Reserve Board is the primary U.S. regulator of Group Inc., a bank holding company that in August 2009 also became a financial holding company under the Bank Holding Company Act. As a bank holding company, the firm is subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. The firm’s bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements. Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action (PCA) that is applicable to GS Bank USA, the firm and its bank depository institution subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. The firm and its bank depository institution subsidiaries’ capital levels, as well as GS Bank USA’s PCA classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Many of the firm’s subsidiaries, including GS&Co. and the firm’s other broker-dealer subsidiaries, are subject to separate regulation and capital requirements as described below.

The following table sets forth information regarding Group Inc.’s capital ratios as of September 2009 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). These ratios are used by the Federal Reserve Board and other U.S. Federal banking agencies in the supervisory review process, including the assessment of the firm’s capital adequacy. The calculation of these ratios includes certain market risk measures that are under review by the Federal Reserve Board, as part of Group Inc.’s transition to bank holding company status. The calculation of these ratios has not been reviewed with the Federal Reserve Board and, accordingly, these ratios may be revised in subsequent filings.

As of
September 2009
($ in millions)
Tier 1 Capital
Common shareholders’ equity	$58,397
Preferred stock	6,957
Junior subordinated debt issued to trusts	5,000
Less: Goodwill	(3,546)
Less: Disallowable intangible assets	(1,388)
Less: Other deductions (1)	(5,959)

Tier 1 Capital	59,461
Tier 2 Capital
Qualifying subordinated debt (2)	13,979
Less: Other deductions (1)	(122)

Tier 2 Capital	$13,857

Total Capital	$73,318

Risk-Weighted Assets	$409,291

Tier 1 Capital Ratio	14.5%
Total Capital Ratio	17.9%
Tier 1 Leverage Ratio	6.9%

(1)	Principally includes equity investments in non-financial companies and the cumulative change in the fair value of the firm’s unsecured borrowings attributable to the impact of changes in the firm’s own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidating entities.

(2)	Substantially all of the firm’s existing subordinated debt qualifies as Tier 2 capital for Basel I purposes.

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

The firm also assesses its capital adequacy using an internal risk-based (IRB) capital methodology. Under this methodology, the calculation of the Tier 1 capital ratio is generally consistent with the guidelines set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). Prior to September 2009, the firm disclosed its capital ratios in accordance with the capital guidelines applicable to it before it became a bank holding company in September 2008, when the firm was regulated by the SEC as a Consolidated Supervised Entity. The firm is currently working to fully implement the Basel II framework as applicable to it as a bank holding company. U.S. banking regulators have incorporated the Basel II framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., transition to Basel II over the next several years.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth information regarding Group Inc.’s capital ratios using the firm’s IRB capital methodology as of September 2009:

As of
September 2009
($ in millions)
I. Tier 1 and Total Allowable Capital
Common shareholders’ equity	$58,397
Preferred stock	6,957
Junior subordinated debt issued to trusts	5,000
Less: Goodwill	(3,546)
Less: Disallowable intangible assets	(1,388)
Less: Other deductions (1)	(926)

Tier 1 Capital	64,494
Other components of Total Allowable Capital
Qualifying subordinated debt (2)	13,979
Less: Other deductions (1)	(122)

Total Allowable Capital	$78,351

II. Risk-Weighted Assets
Market risk	$191,524
Credit risk	167,156
Operational risk	45,025

Total Risk-Weighted Assets	$403,705

III. Tier 1 Capital Ratio	16.0%
IV. Total Capital Ratio	19.4%

(1)	Principally includes the cumulative change in the fair value of the firm’s unsecured borrowings attributable to the impact of changes in the firm’s own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

(2)	Substantially all of the firm’s existing subordinated debt qualifies as Total Allowable Capital.

The firm’s RWAs based on the firm’s IRB capital methodology are driven by the amount of market risk, credit risk and operational risk associated with its business activities in a manner generally consistent with methodologies set out in Basel II. The methodologies used to compute these RWAs for each of market risk, credit risk and operational risk are closely aligned with the firm’s risk management practices.

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

The following table sets forth information regarding GS Bank USA’s capital ratios under Basel I as implemented by the Federal Reserve Board, as of September 2009.

As of
September 2009
Tier 1 Capital Ratio	14.0%
Total Capital Ratio	18.3%
Tier 1 Leverage Ratio	13.9%

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

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $14.00 billion and $94 million as of September 2009 and November 2008, respectively, which exceeded required reserve amounts by $12.39 billion and $6 million as of September 2009 and November 2008, respectively. GS Bank Europe, a wholly owned credit institution, is regulated by the Irish Financial Services Regulatory Authority and is subject to minimum capital requirements. As of September 2009 and November 2008, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

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

The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of September 2009, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $13.41 billion, which exceeded the amount required by $11.48 billion. As of September 2009, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.95 billion, which exceeded the amount required by $1.84 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of September 2009 and November 2008, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the Bermuda Monetary Authority and by Lloyd’s (which is, in turn, regulated by the U.K.’s Financial Services Authority (FSA)). The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of September 2009 and November 2008.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of September 2009 and November 2008, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 2009 and November 2008, these subsidiaries were in compliance with their local capital adequacy requirements.

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the NYSBD have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization. As of September 2009, GS Bank USA could have declared dividends of $2.43 billion to Group Inc. without regulatory approval. As of November 2008, GS Bank USA would not have been able to declare dividends to Group Inc. without regulatory approval.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months Ended		Nine Months Ended
		September	August	September	August
		2009	2008	2009	2008
		(in millions)

Investment	Net revenues	$899	$1,294	$3,162	$4,151
Banking	Operating expenses	772	772	2,644	2,867

	Pre-tax earnings	$127	$522	$518	$1,284

	Segment assets	$1,363	$3,663	$1,363	$3,663

Trading and	Net revenues	$10,027	$2,704	$27,961	$13,419
Principal	Operating expenses	5,550	3,465	16,713	11,169

Investments	Pre-tax earnings/(loss)	$4,477	$(761)	$11,248	$2,250

	Segment assets	$684,878	$724,717	$684,878	$724,717

Asset Management	Net revenues	$1,446	$2,045	$4,435	$6,230
and Securities	Operating expenses	1,220	833	3,675	3,803

Services	Pre-tax earnings	$226	$1,212	$760	$2,427

	Segment assets	$195,944	$353,393	$195,944	$353,393

Total	Net revenues (1)(2)	$12,372	$6,043	$35,558	$23,800
	Operating expenses (3)	7,578	5,083	23,106	17,865

	Pre-tax earnings (4)	$4,794	$960	$12,452	$5,935

	Total assets	$882,185	$1,081,773	$882,185	$1,081,773

(1)	Net revenues include net interest income as set forth in the table below:

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)

Investment Banking	$—	$—	$—	$6
Trading and Principal Investments	1,226	264	4,132	863
Asset Management and Securities Services	464	871	1,507	2,494

Total net interest	$1,690	$1,135	$5,639	$3,363

(2)	Net revenues include non-interest revenues as set forth in the table below:

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)

Investment banking fees	$899	$1,294	$3,162	$4,145
Equities commissions	930	1,208	2,925	3,680
Asset management and other fees	982	1,174	2,928	3,736
Trading and principal investments revenues	7,871	1,232	20,904	8,876

Total non-interest revenues	$10,682	$4,908	$29,919	$20,437

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Trading and principal investments revenues include $0 and $(10) million for the three months ended September 2009 and August 2008, respectively, and $16 million and $(12) million for the nine months ended September 2009 and August 2008, respectively, of realized gains/(losses) on securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale.

(3)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $36 million and $13 million for the three months ended September 2009 and August 2008, respectively, and $74 million and $26 million for the nine months ended September 2009 and August 2008, respectively, that have not been allocated to the firm’s segments.

(4)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)

Investment Banking	$42	$41	$118	$117
Trading and Principal Investments	267	289	1,218	749
Asset Management and Securities Services	64	62	213	180

Total depreciation and amortization	$373	$392	$1,549	$1,046

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the total net revenues and pre-tax earnings of the firm and its consolidated subsidiaries by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings for each geographic region:

	Three Months Ended				Nine Months Ended
	September 2009		August 2008		September 2009		August 2008
	($ in millions)
Net revenues
Americas (1)	$6,590	53%	$4,315	71%	$20,082	56%	$13,838	58%
EMEA (2)	3,529	29	1,523	25	9,142	26	6,953	29
Asia	2,253	18	205	4	6,334	18	3,009	13

Total net revenues	$12,372	100%	$6,043	100%	$35,558	100%	$23,800	100%

Pre-tax earnings
Americas (1)	$2,264	47%	$1,045	N.M.	$6,794	54%	$3,695	62%
EMEA (2)	1,609	33	238	N.M.	3,750	30	1,890	32
Asia	957	20	(310)	N.M.	1,982	16	376	6
Corporate (3)	(36)	N.M.	(13)	N.M.	(74)	N.M.	(26)	N.M.

Total pre-tax earnings	$4,794	100%	$960	100%	$12,452	100%	$5,935	100%

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Consists of net provisions for a number of litigation and regulatory proceedings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 17.	Interest Income and Interest Expense

The following table sets forth the details of the firm’s interest income and interest expense:

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)
Interest income (1)
Deposits with banks	$10	$32	$50	$119
Securities borrowed, securities purchased under agreements to resell and federal funds sold	122	2,917	849	10,231
Trading assets, at fair value	2,507	3,134	8,546	10,277
Other interest (2)	361	2,634	1,387	8,833

Total interest income	$3,000	$8,717	$10,832	$29,460

Interest expense
Deposits	$77	$169	$346	$555
Securities loaned and securities sold under agreements to repurchase, at fair value	246	1,639	1,157	6,125
Trading liabilities, at fair value	520	699	1,389	2,026
Short-term borrowings (3)	114	434	508	1,419
Long-term borrowings (4)	467	1,804	2,064	6,064
Other interest (5)	(114)	2,837	(271)	9,908

Total interest expense	$1,310	$7,582	$5,193	$26,097

Net interest income	$1,690	$1,135	$5,639	$3,363

(1)	Interest income is recorded on an accrual basis based on contractual interest rates.

(2)	Primarily includes interest income on customer debit balances and other interest-earning assets.

(3)	Includes interest on unsecured short-term borrowings and short-term other secured financings.

(4)	Includes interest on unsecured long-term borrowings and long-term other secured financings.

(5)	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 25, 2009, the related condensed consolidated statements of earnings for the three and nine months ended September 25, 2009 and August 29, 2008, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 25, 2009, the condensed consolidated statements of cash flows for the nine months ended September 25, 2009 and August 29, 2008, and the condensed consolidated statements of comprehensive income for the three and nine months ended September 25, 2009 and August 29, 2008. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
November 3, 2009

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Shareholders’ Equity

The following tables set forth a summary of consolidated average balances and interest rates for the three and nine months ended September 2009 and August 2008:

	Three Months Ended
	September 2009			August 2008
			Average			Average
	Average		rate	Average		rate
	balance	Interest	(annualized)	balance	Interest	(annualized)
	(in millions, except rates)
Assets
Deposits with banks	$20,036	$10	0.20%	$5,459	$32	2.36%
U.S.	15,929	7	0.18	1,429	8	2.25
Non-U.S.	4,107	3	0.29	4,030	24	2.40
Securities borrowed, securities purchased under agreements to resell and federal funds sold	361,589	122	0.14	461,797	2,917	2.54
U.S.	243,005	(21)	(0.03)	375,682	2,093	2.24
Non-U.S.	118,584	143	0.48	86,115	824	3.85
Trading assets, at fair value (1)(2)	270,662	2,507	3.72	305,474	3,134	4.13
U.S.	189,556	1,772	3.75	175,578	1,924	4.41
Non-U.S.	81,106	735	3.63	129,896	1,210	3.75
Other interest-earning assets (3)	110,724	361	1.31	198,918	2,634	5.33
U.S.	70,246	231	1.32	118,265	1,256	4.27
Non-U.S.	40,478	130	1.29	80,653	1,378	6.87

Total interest-earning assets	763,011	3,000	1.58	971,648	8,717	3.61
Cash and due from banks	4,583			6,520
Other noninterest-earning assets (2)	115,933			157,031

Total assets	$883,527			$1,135,199

Liabilities
Deposits	$41,662	$77	0.74%	$30,109	$169	2.26%
U.S.	35,097	66	0.75	23,359	118	2.03
Non-U.S.	6,565	11	0.67	6,750	51	3.04
Securities loaned and securities sold under agreements to repurchase, at fair value	143,888	246	0.69	178,880	1,639	3.69
U.S.	105,453	79	0.30	89,206	731	3.30
Non-U.S.	38,435	167	1.74	89,674	908	4.07
Trading liabilities, at fair value (1)(2)	82,939	520	2.51	93,264	699	3.01
U.S.	47,781	187	1.57	48,340	258	2.15
Non-U.S.	35,158	333	3.80	44,924	441	3.95
Commercial paper	1,190	1	0.34	1,765	4	0.91
U.S.	228	—	0.21	755	2	1.07
Non-U.S.	962	1	0.42	1,010	2	0.80
Other borrowings (4)(5)	49,853	113	0.91	99,870	430	1.73
U.S.	30,302	93	1.23	53,707	231	1.73
Non-U.S.	19,551	20	0.41	46,163	199	1.73
Long-term borrowings (5)(6)	202,807	467	0.92	205,704	1,804	3.53
U.S.	191,347	402	0.84	182,679	1,602	3.53
Non-U.S.	11,460	65	2.27	23,025	202	3.53
Other interest-bearing liabilities (7)	197,959	(114)	(0.23)	366,765	2,837	3.11
U.S.	143,630	(195)	(0.54)	221,487	1,497	2.72
Non-U.S.	54,329	81	0.60	145,278	1,340	3.71

Total interest-bearing liabilities	720,298	1,310	0.73	976,357	7,582	3.12
Noninterest-bearing deposits	56			4
Other noninterest-bearing liabilities (2)	99,539			113,668

Total liabilities	819,893			1,090,029
Shareholders’ equity
Preferred stock	6,957			3,100
Common stock	56,677			42,070

Total shareholders’ equity	63,634			45,170
Total liabilities and shareholders’ equity	$883,527			$1,135,199

Interest rate spread			0.85%			0.49%
Net interest income and net yield on interest-earning assets		$1,690	0.89		$1,135	0.47
U.S.		1,357	1.05		842	0.50
Non-U.S.		333	0.55		293	0.39
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			32.01%			30.95%
Liabilities			23.11			36.55

STATISTICAL DISCLOSURES

	Nine Months Ended
	September 2009			August 2008
			Average			Average
	Average		rate	Average		rate
	balance	Interest	(annualized)	balance	Interest	(annualized)
	(in millions, except rates)
Assets
Deposits with banks	$21,986	$50	0.30%	$5,392	$119	2.96%
U.S.	17,524	33	0.25	1,411	20	1.90
Non-U.S.	4,462	17	0.51	3,981	99	3.33
Securities borrowed, securities purchased under agreements to resell and federal funds sold	357,220	849	0.32	431,592	10,231	3.18
U.S.	258,790	31	0.02	345,784	7,699	2.99
Non-U.S.	98,430	818	1.11	85,808	2,532	3.96
Trading assets, at fair value (1)(2)	277,978	8,546	4.11	350,195	10,277	3.93
U.S.	200,365	6,579	4.39	194,565	5,943	4.10
Non-U.S.	77,613	1,967	3.39	155,630	4,334	3.73
Other interest-earning assets (3)	132,146	1,387	1.40	228,451	8,833	5.18
U.S.	85,898	799	1.24	132,722	3,795	3.83
Non-U.S.	46,248	588	1.70	95,729	5,038	7.06

Total interest-earning assets	789,330	10,832	1.83	1,015,630	29,460	3.89
Cash and due from banks	5,757			6,881
Other noninterest-earning assets (2)	127,651			151,301

Total assets	$922,738			$1,173,812

Liabilities
Deposits (5)	$41,212	$346	1.12%	$26,762	$555	2.78%
U.S.	35,320	309	1.17	21,829	450	2.76
Non-U.S.	5,892	37	0.84	4,933	105	2.85
Securities loaned and securities sold under agreements to repurchase, at fair value	160,593	1,157	0.96	206,168	6,125	3.98
U.S.	116,730	338	0.39	111,965	3,156	3.78
Non-U.S.	43,863	819	2.50	94,203	2,969	4.23
Trading liabilities, at fair value (1)(2)	71,162	1,389	2.61	102,519	2,026	2.65
U.S.	38,038	425	1.49	53,092	706	1.78
Non-U.S.	33,124	964	3.89	49,427	1,320	3.58
Commercial paper	747	4	0.72	4,918	102	2.78
U.S.	291	3	1.38	3,736	85	3.05
Non-U.S.	456	1	0.29	1,182	17	1.93
Other borrowings (4)(5)	61,366	504	1.10	102,783	1,317	1.72
U.S.	38,569	430	1.49	52,596	869	2.22
Non-U.S.	22,797	74	0.43	50,187	448	1.20
Long-term borrowings (5)(6)	203,160	2,064	1.36	206,870	6,064	3.93
U.S.	191,768	1,872	1.31	184,128	5,444	3.96
Non-U.S.	11,392	192	2.25	22,742	620	3.65
Other interest-bearing liabilities (7)	211,599	(271)	(0.17)	355,772	9,908	3.73
U.S.	149,346	(642)	(0.57)	215,587	4,391	2.73
Non-U.S.	62,253	371	0.80	140,185	5,517	5.28

Total interest-bearing liabilities	749,839	5,193	0.93	1,005,792	26,097	3.48
Noninterest-bearing deposits	74			1
Other noninterest-bearing liabilities (2)	108,036			124,280

Total liabilities	857,949			1,130,073
Shareholders’ equity
Preferred stock	12,685			3,100
Common stock	52,104			40,639

Total shareholders’ equity	64,789			43,739
Total liabilities and shareholders’ equity	$922,738			$1,173,812

Interest rate spread			0.90%			0.41%
Net interest income and net yield on interest-earning assets		$5,639	0.96		$3,363	0.44
U.S.		4,707	1.12		2,356	0.47
Non-U.S.		932	0.55		1,007	0.40
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			28.73%			33.59%
Liabilities			23.98			36.08

STATISTICAL DISCLOSURES

(1)	Consists of cash trading instruments, including equity securities and convertible debentures.

(2)	Derivative instruments are included in other noninterest-earning assets and other noninterest-bearing liabilities.

(3)	Primarily consists of cash and securities segregated for regulatory and other purposes and receivables from customers and counterparties.

(4)	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

(5)	Interest rates include the effects of interest rate swaps accounted for as hedges.

(6)	Consists of long-term other secured financings and unsecured long-term borrowings.

(7)	Primarily consists of payables to customers and counterparties.

(8)	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

STATISTICAL DISCLOSURES

Ratios

The following table sets forth selected financial ratios:

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
Annualized net earnings to average assets	1.4%	0.3%	1.2%	0.5%
Annualized return on average common shareholders’ equity (1)	21.4	7.7	19.2 (3)	14.2
Annualized return on average total shareholders’ equity (2)	20.0	7.5	17.4	13.5
Total average equity to average assets	7.2	4.0	7.0	3.7

(1)	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

(2)	Based on annualized net earnings divided by average monthly total shareholders’ equity.

(3)	The one-time preferred dividend of $426 million related to the repurchase of the TARP Series H preferred stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) in the second quarter of 2009 was not annualized in the calculation of annualized net earnings applicable to common shareholders for the nine months ended September 2009 since it has no impact on other quarters in the year.

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

The following table sets forth cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets as of September 2009 in accordance with the FFIEC guidelines:

	Banks	Governments	Other	Total
	(in millions)
Country
United Kingdom	$6,742	$5,602	$44,108	$56,452
Japan	18,729	116	3,819	22,664
Cayman Islands	61	—	17,542	17,603
France	4,896	5,723	5,045	15,664
Germany	2,194	6,629	6,527	15,350
Italy	397	8,944	700	10,041
China	7,725	105	1,966	9,796
Ireland	6,399	106	2,049	8,554
Switzerland	1,431	16	5,594	7,041

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In connection with becoming a bank holding company, we were required to change our fiscal year-end from November to December. This change in our fiscal year-end resulted in a one-month transition period that began on November 29, 2008 and ended on December 26, 2008. Financial information for this fiscal transition period is included in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2009. On April 13, 2009, the Board of Directors of Group Inc. (the Board) approved a change in our fiscal year-end from the last Friday of December to December 31, beginning in the fourth quarter of 2009. Fiscal 2009 began on December 27, 2008 and will end on December 31, 2009.

In “Results of Operations” below, we compare the three and nine month periods, as applicable, ended September 25, 2009 with the previously reported three and nine month periods ended August 29, 2008. Financial information for the three and nine months ended September 26, 2008 has not been included in this Form 10-Q for the following reasons: (i) the three and nine months ended August 29, 2008 provide a meaningful comparison for the three and nine months ended September 25, 2009; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and nine months ended September 26, 2008 were presented in lieu of results for the three and nine months ended August 29, 2008; and (iii) it was not practicable or cost justified to prepare this information.

All references to September 2009 and August 2008, unless specifically stated otherwise, refer to our fiscal periods ended, or the dates, as the context requires, September 25, 2009 and August 29, 2008, respectively. All references to November 2008, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, November 28, 2008. All references to 2009, unless specifically stated otherwise, refer to our fiscal year ending, or the date, as the context requires, December 31, 2009.

Executive Overview

Three Months Ended September 2009 versus August 2008.  Our diluted earnings per common share were $5.25 for the third quarter ended September 25, 2009 compared with $1.81 for the third quarter ended August 29, 2008. Annualized return on average common shareholders’ equity (ROE) (1) was 21.4% for the third quarter of 2009. During the quarter, book value per common share increased 4% to $110.75 and tangible book value per common share increased 5% to $101.39. On July 22, 2009, we repurchased in full from the U.S. Department of the Treasury (U.S. Treasury) the warrant to purchase 12.2 million shares of common stock that was issued to the U.S. Treasury pursuant to its TARP Capital Purchase Program. The purchase price paid to the U.S. Treasury for this warrant was $1.1 billion and was recorded as a reduction to common shareholders’ equity. Excluding this repurchase, book value and tangible book value per common share (2) increased 6% and 7%, respectively, during the quarter.

Our Tier 1 capital ratio under Basel I (3) was 14.5% at the end of the third quarter of 2009, up from 13.8% at the end of the second quarter of 2009. Our Tier 1 common ratio (3) under Basel I was 11.6% at the end of the third quarter of 2009, up from 10.9% at the end of the second quarter of 2009.

Our results for the third quarter of 2009 reflected significantly higher net revenues in Trading and Principal Investments. The increase in Trading and Principal Investments reflected strong results in Fixed Income, Currency and Commodities (FICC), Equities and Principal Investments, which were each significantly higher compared with a very weak third quarter of 2008. The increase in FICC reflected strong performances in credit products and mortgages, which were significantly higher compared with a difficult third quarter of 2008. Net revenues in interest rate products were also strong and significantly higher compared with the third quarter of 2008, while net revenues in commodities and currencies were lower compared with the same prior year period. During the quarter, FICC operated in an environment characterized by solid client activity levels, tighter credit spreads and a general improvement in asset values. The increase in Equities reflected strong net revenues in derivatives, which were significantly higher compared with the third quarter of 2008, as well as a solid performance in shares. In addition, net revenues in principal strategies improved significantly compared with a difficult third quarter of 2008. Commissions declined compared with the third quarter of 2008. During the quarter, Equities operated in an environment generally characterized by a significant increase in global equity prices, favorable market opportunities and a decline in volatility levels. Results in Principal Investments included a gain of $977 million from corporate principal investments, a gain of $344 million related to our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC) and a loss of $66 million from real estate principal investments.

Net revenues in Asset Management and Securities Services declined significantly compared with the third quarter of 2008, due to significantly lower net revenues in Securities Services, as well as lower net revenues in Asset Management. The decrease in Securities Services primarily reflected the impact of lower customer balances. The decrease in Asset Management primarily reflected the impact of changes in the composition of assets managed.

Net revenues in Investment Banking declined significantly compared with the third quarter of 2008, reflecting significantly lower net revenues in Financial Advisory, as well as lower net revenues in Underwriting. The decrease in Financial Advisory primarily reflected a significant decline in industry-wide completed mergers and acquisitions. The decrease in Underwriting was due to significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decrease in debt underwriting primarily reflected a decline in net revenues from leveraged loans. The increase in equity underwriting primarily reflected an increase in industry-wide initial public offerings. Our investment banking transaction backlog increased significantly during the quarter. (4)

Nine Months Ended September 2009 versus August 2008.  Our diluted earnings per common share were $13.74 for the nine months ended September 25, 2009 compared with $9.62 for the nine months ended August 29, 2008. Annualized ROE (1) was 19.2% for the first nine months of 2009.

Our results for the first nine months of 2009 reflected significantly higher net revenues in Trading and Principal Investments. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, which were more than double the amount in the first nine months of 2008, as well as significantly higher net revenues in Equities. Results in Principal Investments were also significantly higher compared with a difficult first nine months of 2008. The increase in FICC reflected particularly strong performances in credit products, mortgages and interest rate products, which were each significantly higher compared with the first nine months of 2008. During the first nine months of 2009, mortgages included a loss of approximately $1.6 billion on commercial mortgage loans. Net revenues in commodities were strong and higher compared with the first nine months of 2008. Net revenues in currencies were solid, but lower compared with the first nine months of 2008. During the first nine months of 2009, FICC operated in a generally favorable environment characterized by strong client-driven activity, particularly in more liquid products. In addition, during our second and third quarters of 2009, asset values generally improved and corporate credit spreads tightened. The increase in Equities reflected particularly strong net revenues in derivatives, which were significantly higher compared with the first nine months of 2008. In addition, net revenues in principal strategies improved significantly compared with a difficult first nine months of 2008. Net revenues in shares were solid, but essentially unchanged compared with the first nine months of 2008. Commissions declined significantly compared with the first nine months of 2008. During the first nine months of 2009, Equities operated in an environment characterized by a significant increase in global equity prices, favorable market opportunities and a significant decline in volatility levels. In the first nine months of 2009, results in Principal Investments included a gain of $1.14 billion related to our investment in the ordinary shares of ICBC, a gain of $699 million from corporate principal investments and a loss of $1.21 billion from real estate principal investments.

Net revenues in Asset Management and Securities Services decreased significantly compared with the first nine months of 2008, reflecting significantly lower net revenues in both Securities Services and Asset Management. The decrease in Securities Services primarily reflected the impact of lower customer balances. The decrease in Asset Management primarily reflected the impact of changes in the composition of assets managed.

Net revenues in Investment Banking decreased significantly compared with the first nine months of 2008, reflecting significantly lower net revenues in Financial Advisory, as well as lower net revenues in Underwriting. The decrease in Financial Advisory reflected a significant decline in industry-wide completed mergers and acquisitions. The decrease in Underwriting reflected significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decrease in debt underwriting was primarily due to a decline in net revenues from leveraged loans.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

(1)	Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The one-time preferred dividend of $426 million related to the repurchase of the TARP Series H preferred stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) in the second quarter of 2009 was not annualized in the calculation of annualized net earnings applicable to common shareholders for the nine months ended September 2009 since it has no impact on other quarters in the year. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROE.

(2)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements. We believe that tangible common shareholders’ equity is meaningful because it is one of the measures that we and investors use to assess capital adequacy. In addition, we believe that presenting the change in book value and tangible book value per common share excluding the one-time impact of the repurchase of our TARP warrant provides a meaningful period-to-period comparison of these measures.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of September 2009
			Add back:	Excluding
			impact of	impact of
		As	TARP warrant	TARP warrant
		reported	repurchase	repurchase
		(in millions)
Total shareholders’ equity		$65,354	$1,100	$66,454
Deduct:	Preferred stock	(6,957)	—	(6,957)

Common shareholders’ equity		58,397	1,100	59,497
Deduct:	Goodwill and identifiable intangible assets	(4,934)	—	(4,934)

Tangible common shareholders’ equity		$53,463	$1,100	$54,563

(3)	As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. We are reporting our capital ratios calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The Tier 1 capital ratio equals Tier 1 capital divided by total risk-weighted assets. The Tier 1 common ratio equals Tier 1 capital less preferred stock and junior subordinated debt issued to trusts, divided by risk-weighted assets. See “— Equity Capital — Capital Ratios and Metrics” below for further information regarding our capital ratios.

(4)	Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment

Global economic conditions generally improved during our third quarter of fiscal 2009 as real gross domestic product (GDP) increased in most economies. Most global equity markets increased significantly during our third quarter and volatility levels across fixed income and equity markets generally declined. In addition, corporate and mortgage credit spreads tightened during our third quarter. The U.S. dollar depreciated against the Euro and the Japanese yen, but appreciated against the British pound. In investment banking, industry-wide mergers and acquisitions activity remained weak. Industry-wide equity and equity-related offerings declined during our third quarter as the second quarter included significant activity in the financial sector. However, industry-wide initial public offerings increased during our third quarter.

In the U.S., real GDP increased during our third quarter. A slowing in the pace of inventory liquidation, an increase in residential construction and continued fiscal stimulus helped support economic growth. However, unemployment levels continued to rise, although at a slower pace compared with the first half of the year. Measures of core inflation continued to decline during our third quarter, reflecting significant excess production capacity. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during our third quarter. The 10-year U.S. Treasury note yield ended our third quarter 18 basis points lower at 3.34%. In equity markets, the Dow Jones Industrial Average increased by 15% and the NASDAQ Composite Index and the S&P 500 Index each increased by 14% during our third quarter.

In the Eurozone economies, real GDP appeared to increase during our third quarter due to a slowing in the pace of inventory liquidation and an improvement in industrial output. In addition, surveys of business and consumer confidence continued to improve. The rate of inflation declined during our third quarter. The European Central Bank kept its main refinancing operations rate at 1.00% and the Euro appreciated by 4% against the U.S. dollar. In the U.K., economic conditions also appeared to improve during our third quarter, partially due to stronger exports. The Bank of England maintained its official bank rate at 0.50% during the quarter and the British pound depreciated by 4% against the U.S. dollar. Equity markets in both the U.K. and continental Europe increased significantly, while long-term government bond yields decreased during our third quarter.

In Japan, real GDP appeared to increase during our third quarter. Growth was driven by strong public sector investment spending and an increase in exports, partially offset by continued weak capital investment spending. Consumer spending increased slightly despite an increase in unemployment and declining average wages. Measures of inflation continued to decline. The Bank of Japan left its target overnight call rate unchanged at 0.10%, while the yield on 10-year Japanese government bonds decreased during the quarter. The Japanese yen appreciated by 6% against the U.S. dollar and the Nikkei 225 Index increased 4% during our third quarter.

In China, real GDP growth remained strong during our third quarter. Growth was driven by strong consumption and fixed investment spending, partially due to rapid credit growth. Measures of inflation continued to decline during the quarter. The People’s Bank of China left its one-year benchmark lending rate unchanged at 5.31%. The Chinese yuan remained essentially unchanged against the U.S. dollar and the Shanghai Composite Index decreased 3% during our third quarter. Equity markets in Hong Kong and Korea ended the quarter significantly higher. In India, economic growth remained solid, supported by solid business investment and consumer spending. The Indian rupee appreciated slightly against the U.S. dollar during our third quarter and equity markets in India ended the quarter significantly higher.

Critical Accounting Policies

Fair Value

The use of fair value to measure financial instruments, with related gains or losses generally recognized in “Trading and principal investments” in our condensed consolidated statements of earnings, is fundamental to our financial statements and our risk management processes and is our most critical accounting policy. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs.

Substantially all trading assets and trading liabilities are reflected in our condensed consolidated statements of financial condition at fair value. In determining fair value, we separate our “Trading assets, at fair value” and “Trading liabilities, at fair value” into two categories: cash instruments and derivative contracts, as set forth in the following table:

Trading Instruments by Category
(in millions)

	As of September 2009			As of November 2008
	Trading		Trading	Trading		Trading
	Assets, at		Liabilities, at	Assets, at		Liabilities, at
	Fair Value		Fair Value	Fair Value		Fair Value
Cash trading instruments	$241,752		$85,252	$186,231		$57,143
ICBC	6,875	(1)	—	5,496	(1)	—
SMFG	1,091		1,091 (4)	1,135		1,134 (4)
Other principal investments	14,205	(2)	—	15,126	(2)	—

Principal investments	22,171		1,091	21,757		1,134

Cash instruments	263,923		86,343	207,988		58,277
Exchange-traded	5,336		3,147	6,164		8,347
Over-the-counter	82,931		60,893	124,173		109,348

Derivative contracts	88,267	(3)	64,040 (5)	130,337	(3)	117,695 (5)

Total	$352,190		$150,383	$338,325		$175,972

(1)	Includes interests of $4.35 billion and $3.48 billion as of September 2009 and November 2008, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (in addition to our investments in ICBC and Sumitomo Mitsui Financial Group, Inc. (SMFG)) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of September 2009			As of November 2008
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$10,283	$1,703	$11,986	$10,726	$2,935	$13,661
Public	2,170	49	2,219	1,436	29	1,465

Total	$12,453	$1,752	$14,205	$12,162	$2,964	$15,126

(3)	Net of cash received pursuant to credit support agreements of $126.82 billion and $137.16 billion as of September 2009 and November 2008, respectively.

(4)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(5)	Net of cash paid pursuant to credit support agreements of $16.83 billion and $34.01 billion as of September 2009 and November 2008, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments are generally valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most government obligations, active listed equities and certain money market securities.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most government agency securities, most corporate bonds, certain mortgage products, certain bank loans and bridge loans, less liquid listed equities, certain state, municipal and provincial obligations and certain money market securities and loan commitments.

Certain cash trading instruments trade infrequently and therefore have little or no price transparency. Such instruments include private equity and real estate fund investments, certain bank loans and bridge loans (including certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt), less liquid corporate debt securities and other debt obligations (including less liquid corporate bonds, distressed debt instruments and collateralized debt obligations (CDOs) backed by corporate obligations), less liquid mortgage whole loans and securities (backed by either commercial or residential real estate), and acquired portfolios of distressed loans. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

We also have an investment in the convertible preferred stock of SMFG. This investment is valued using a model that is principally based on SMFG’s common stock price. During 2008, we converted one-third of our SMFG preferred stock investment into SMFG common stock, and delivered the common stock to close out one-third of our hedge position. As of September 2009, we remained hedged on the common stock underlying our remaining investment in SMFG.

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

Fair Value Hierarchy — Level 3.  The fair value hierarchy under Financial Accounting Standards Board Accounting Standards Codification (ASC) 820 prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

When broker or dealer quotations or third-party pricing vendors are used for valuation or price verification, greater priority is given to executable quotes. As part of our price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument. See Notes 2 and 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding fair value measurements.

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

Valuation Methodologies for Level 3 Assets.  Instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. As time passes, transaction price becomes less reliable as an estimate of fair value and accordingly, we use other methodologies to determine fair value, which vary based on the type of instrument, as described below. Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence. Senior management in control functions, independent of the trading and investing functions, reviews all significant unrealized gains/losses, including the primary drivers of the change in value. Valuations are further corroborated by values realized upon sales of our level 3 assets. An overview of methodologies used to value our level 3 assets subsequent to the transaction date is as follows:

•	Private equity and real estate fund investments. Investments are generally held at cost for the first year. Recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. In the absence of such evidence, valuations are based on third-party independent appraisals, transactions in similar instruments, discounted cash flow techniques, valuation multiples and public comparables. Such evidence includes pending reorganizations (e.g., merger proposals, tender offers or debt restructurings); and significant changes in financial metrics (e.g., operating results as compared to previous projections, industry multiples, credit ratings and balance sheet ratios).

•	Bank loans and bridge loans and Corporate debt securities and other debt obligations. Valuations are generally based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows, market yields for such instruments and recovery assumptions. Inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available.

•	Loans and securities backed by commercial real estate. Loans and securities backed by commercial real estate are collateralized by specific assets and are generally tranched into varying levels of subordination. Due to the nature of these instruments, valuation techniques vary by instrument. Methodologies include relative value analyses across different tranches, comparisons to transactions in both the underlying collateral and instruments with the same or substantially the same underlying collateral, market indices (such as the CMBX (1)), and credit default swaps, as well as discounted cash flow techniques.

•	Loans and securities backed by residential real estate. Valuations are based on both proprietary and industry recognized models (including Intex and Bloomberg), and discounted cash flow techniques. In the recent market environment, the most significant inputs to the valuation of these instruments are rates of delinquency, default and loss expectations, which are driven in part by housing prices. Inputs are determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX (1).

•	Loan portfolios. Valuations are based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows and market yields for such instruments. Inputs are determined based on relative value analyses which incorporate comparisons to recent auction data for other similar loan portfolios.

•	Derivative contracts. Valuation models are calibrated to initial transaction price. Subsequent changes in valuations are based on observable inputs to the valuation models (e.g., interest rates, credit spreads, volatilities, etc.). Inputs are changed only when corroborated by market data. Valuations of less liquid OTC derivatives are typically based on level 1 or level 2 inputs that can be observed in the market, as well as unobservable inputs, such as correlations and volatilities.

(1) The CMBX and ABX are indices that track the performance of commercial mortgage bonds and subprime residential mortgage bonds, respectively.

Total level 3 assets were $50.47 billion, $54.44 billion and $66.19 billion as of September 2009, June 2009 and November 2008, respectively. The decrease in level 3 assets during the three months ended September 2009 primarily reflected unrealized losses on derivative assets, principally due to tighter credit spreads (which are level 2 inputs) on the underlying instruments, and sales and paydowns on corporate debt and other debt obligations, and on loans and securities backed by commercial real estate. The decrease in level 3 assets as of September 2009 as compared with November 2008 primarily reflected unrealized losses (principally on private equity and real estate fund investments, loans and securities backed by commercial real estate, and bank loans and bridge loans) and sales and paydowns (principally on bank loans and bridge loans, other debt obligations, and loans and securities backed by commercial real estate).

The following table sets forth the fair values of financial assets classified within level 3 of the fair value hierarchy:

Level 3 Financial Assets at Fair Value
(in millions)

	As of
	September	June	November
Description	2009	2009	2008
Private equity and real estate fund investments (1)	$12,481	$12,679	$16,006
Bank loans and bridge loans (2)	9,781	9,669	11,957
Corporate debt securities and other debt obligations (3)	5,608	6,605	7,596
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,112	6,839	9,340
Loans and securities backed by residential real estate	1,843	1,862	2,049
Loan portfolios (4)	1,676	1,774	4,118

Cash instruments	37,501	39,428	51,066
Derivative contracts	12,965	15,016	15,124

Total level 3 assets at fair value	50,466	54,444	66,190
Level 3 assets for which we do not bear economic exposure (5)	(4,024)	(4,061)	(6,616)

Level 3 assets for which we bear economic exposure	$46,442	$50,383	$59,574

(1)	Includes $1.50 billion, $1.55 billion and $2.62 billion as of September 2009, June 2009 and November 2008, respectively, of real estate fund investments.

(2)	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $405 million, $518 million and $804 million as of September 2009, June 2009 and November 2008, respectively, of CDOs backed by corporate obligations.

(4)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(5)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

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

Long Positions in Loans and Securities Backed by Residential Real Estate
(in millions)

	As of
	September	November
	2009	2008
Prime (1)	$1,847	$1,494
Alt-A	849	1,845
Subprime (2)	2,027	1,906

Total (3)	$4,723	$5,245

(1)	Excludes U.S. government agency-issued collateralized mortgage obligations of $6.27 billion and $4.27 billion as of September 2009 and November 2008, respectively. Also excludes U.S. government agency-issued mortgage pass-through certificates.

(2)	Includes $255 million and $228 million of CDOs backed by subprime mortgages as of September 2009 and November 2008, respectively.

(3)	Includes $1.84 billion and $2.05 billion of financial instruments (primarily loans and investment-grade securities, the majority of which were issued during 2006 and 2007) classified within level 3 of the fair value hierarchy as of September 2009 and November 2008, respectively.

Loans and securities backed by commercial real estate.  We originate, securitize and syndicate fixed and floating rate commercial mortgages globally. At any point in time, we may use cash instruments as well as derivatives to manage our risk position in the commercial mortgage market. The following table sets forth the fair value of our long positions in loans and securities backed by commercial real estate by geographic region. The decrease in loans and securities backed by commercial real estate from November 2008 to September 2009 was primarily due to writedowns.

Long Positions in Loans and Securities Backed by
Commercial Real Estate by Geographic Region
 (in millions)

	As of
	September	November
	2009	2008
Americas (1)	$5,966	$7,433
EMEA (2)	1,606	3,304
Asia	52	157

Total (3)	$7,624 (4)	$10,894 (5)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes $6.11 billion and $9.34 billion of financial instruments classified within level 3 of the fair value hierarchy as of September 2009 and November 2008, respectively.

(4)	Comprised of loans of $5.80 billion and commercial mortgage-backed securities of $1.82 billion as of September 2009, of which $6.34 billion was floating rate and $1.28 billion was fixed rate.

(5)	Comprised of loans of $9.23 billion and commercial mortgage-backed securities of $1.66 billion as of November 2008, of which $9.78 billion was floating rate and $1.11 billion was fixed rate.

Leveraged Lending Capital Market Transactions.  We arrange, extend and syndicate loans and commitments related to leveraged lending capital market transactions globally. The following table sets forth the notional amount of our leveraged lending capital market transactions by geographic region:

Leveraged Lending Capital Market Transactions by Geographic Region
(in millions)

	As of September 2009				As of November 2008
	Funded	Unfunded	Total		Funded	Unfunded	Total
Americas (1)	$1,344	$1,218	$2,562		$3,036	$1,735	$4,771
EMEA (2)	1,651	886	2,537		2,294	259	2,553
Asia	634	38	672		568	73	641

Total	$3,629	$2,142	$5,771	(3)	$5,898	$2,067	$7,965	(3)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Represents the notional amount. We account for these transactions at fair value and our exposure was $3.44 billion and $5.53 billion as of September 2009 and November 2008, respectively.

Other Financial Assets and Financial Liabilities at Fair Value.  In addition to “Trading assets, at fair value” and “Trading liabilities, at fair value,” we have elected to account for certain of our other financial assets and financial liabilities at fair value under ASC 815-15 and ASC 825-10 (i.e., the fair value option). The primary reasons for electing the fair value option are to reflect economic events in earnings on a timely basis, to mitigate volatility in earnings from using different measurement attributes and to address simplification and cost-benefit considerations.

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales, debt raised through our William Street credit extension program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions and certain hybrid financial instruments;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of our matched book and certain firm financing activities;

•	certain deposits issued by Goldman Sachs Bank USA (GS Bank USA), as well as securities held by GS Bank USA;

•	certain receivables from customers and counterparties, including certain margin loans, transfers accounted for as secured loans rather than purchases and prepaid variable share forwards;

•	certain insurance and reinsurance contracts and certain guarantees; and

•	in general, investments acquired after November 24, 2006, when the fair value option became available, where we have significant influence over the investee and would otherwise apply the equity method of accounting. In certain cases, we may apply the equity method of accounting to new investments that are strategic in nature or closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant.

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

Goodwill.  We test the goodwill in each of our operating segments, which are components one level below our three business segments, for impairment at least annually, by comparing the estimated fair value of each operating segment with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable average price-to-earnings multiples of our competitors in these businesses and price-to-book multiples). We derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. Our last annual impairment test was performed during our 2008 fourth quarter and no impairment was identified.

During 2008 (particularly during the fourth quarter) and early 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. While there has been some recovery in recent months, if there was a prolonged period of weakness in the business environment and financial markets, our businesses would be adversely affected, which could result in an impairment of goodwill in the future.

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	September	November
	2009	2008
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	266	247
Equities (1)	2,389	2,389
Principal Investments	84	80
Asset Management and Securities Services
Asset Management (2)	565	565
Securities Services	117	117

Total	$3,546	$3,523

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

Identifiable Intangible Assets.  We amortize our identifiable intangible assets over their estimated lives or, in the case of insurance contracts, in proportion to estimated gross profits or premium revenues. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

The following table sets forth the carrying value and range of remaining lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of September 2009		As of November 2008
		Range of Estimated
	Carrying	Remaining Lives	Carrying
	Value	(in years)	Value
Customer lists (1)	$662	2-16	$724
New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights	430	12	462
Insurance-related assets (2)	132	6	155
Exchange-traded fund (ETF) lead market maker rights	91	18	95
Other (3)	73	2-16	93

Total	$1,388		$1,529

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily includes the value of business acquired related to our insurance businesses.

(3)	Primarily includes marketing-related assets and other contractual rights.

A prolonged period of weakness in global equity markets could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) changes in trading volumes or market structure that could adversely affect our specialist businesses (see discussion below), (ii) an adverse action or assessment by a regulator or (iii) adverse actual experience on the contracts in our variable annuity and life insurance business.

In October 2008, the SEC approved the NYSE’s proposal to create a new market model and redefine the role of NYSE DMMs. This new rule set further aligns the NYSE’s model with investor requirements for speed and efficiency of execution and establishes specialists as DMMs. While DMMs still have an obligation to commit capital, they are now able to trade on parity with other market participants. In addition, in June 2009 the NYSE successfully completed the rollout of new systems architecture that further reduces order completion time, which enables the NYSE to offer competitive execution speeds, while continuing to incorporate the price discovery provided by DMMs. The new rule set, in combination with technology improvements to increase execution speed, continues to bolster the NYSE’s competitive position.

Since our last impairment test, there have been no events or changes in circumstances indicating that NYSE DMM rights intangible asset may not be recoverable. However, we will continue to evaluate the performance of the specialist business under the new market model. There can be no assurance that these rule and system changes will result in sufficient cash flows to avoid impairment of our NYSE DMM rights in the future. As of September 2009, the carrying value of our NYSE DMM rights was $430 million. To the extent that there were to be an impairment in the future, it could result in a significant writedown in the carrying value of these DMM rights.

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

A substantial portion of our compensation and benefits represents discretionary compensation, which is finalized at year-end. We believe the most appropriate way to allocate estimated annual discretionary compensation among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 47.0% for the first nine months of 2009.

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be estimated. In accounting for income taxes, we estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under ASC 740. See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding accounting for income taxes.

Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “— Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K, and in Part II, Item 1 of this Quarterly Report on Form 10-Q and the Forms 10-Q for our first and second fiscal quarters of 2009 for information on our judicial, regulatory and arbitration proceedings.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
Net revenues	$12,372	$6,043	$35,558	$23,800
Pre-tax earnings	4,794	960	12,452	5,935
Net earnings	3,188	845	8,437	4,443
Net earnings applicable to common shareholders	3,028	810	7,405	4,328
Diluted earnings per common share	5.25	1.81	13.74	9.62
Annualized return on average common shareholders’ equity (1)	21.4%	7.7%	19.2%	14.2%
Diluted earnings per common share, excluding the impact of one-time TARP Series H preferred dividend (2)	N/A	N/A	$14.53	N/A
Annualized return on average common shareholders’ equity, excluding the impact of one-time TARP Series H preferred dividend (2)	N/A	N/A	20.0%	N/A

(1)	Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The one-time preferred dividend of $426 million related to the repurchase of the TARP Series H preferred stock (calculated as the difference between the carrying value and the redemption value of the preferred stock) in the second quarter of 2009 was not annualized in the calculation of annualized net earnings applicable to common shareholders for the nine months ended September 2009 since it has no impact on other quarters in the year. The following table sets forth our average common shareholders’ equity:

	Average for the
	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
	(in millions)
Total shareholders’ equity	$63,634	$45,170	$64,789	$43,739
Preferred stock	(6,957)	(3,100)	(12,685)	(3,100)

Common shareholders’ equity	$56,677	$42,070	$52,104	$40,639

(2)	We believe that presenting our results excluding the impact of the one-time preferred dividend of $426 million related to the repurchase of the TARP Series H preferred stock is meaningful because it increases the comparability of period-to-period results. The following tables set forth the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of this one-time preferred dividend:

Nine Months Ended
September 2009
(in millions, except
per share amounts)
Net earnings applicable to common shareholders	$7,405
Impact of one-time TARP Series H preferred dividend	426

Net earnings applicable to common shareholders, excluding the impact of one-time TARP Series H preferred dividend	7,831
Divided by: average diluted common shares outstanding	539.0

Diluted earnings per common share, excluding the impact of one-time TARP Series H preferred dividend	$14.53

Average for the
Nine Months Ended
September 2009
(in millions)
Total shareholders’ equity	$64,789
Preferred stock	(12,685)

Common shareholders’ equity	52,104
Impact of one-time TARP Series H preferred dividend on average common shareholders’ equity	170

Common shareholders’ equity, excluding the impact of one-time TARP Series H preferred dividend on average common shareholders’ equity	$52,274

Net Revenues

Three Months Ended September 2009 versus August 2008.  Our net revenues were $12.37 billion for the third quarter of 2009, significantly higher compared with the third quarter of 2008, reflecting significantly higher net revenues in Trading and Principal Investments. The increase in Trading and Principal Investments reflected strong results in FICC, Equities and Principal Investments, which were each significantly higher compared with a very weak third quarter of 2008. The increase in FICC reflected strong performances in credit products and mortgages, which were significantly higher compared with a difficult third quarter of 2008. Net revenues in interest rate products were also strong and significantly higher compared with the third quarter of 2008, while net revenues in commodities and currencies were lower compared with the same prior year period. During the quarter, FICC operated in an environment characterized by solid client activity levels, tighter credit spreads and a general improvement in asset values. The increase in Equities reflected strong net revenues in derivatives, which were significantly higher compared with the third quarter of 2008, as well as a solid performance in shares. In addition, net revenues in principal strategies improved significantly compared with a difficult third quarter of 2008. Commissions declined compared with the third quarter of 2008. During the quarter, Equities operated in an environment generally characterized by a significant increase in global equity prices, favorable market opportunities and a decline in volatility levels. Results in Principal Investments included a gain of $977 million from corporate principal investments, a gain of $344 million related to our investment in the ordinary shares of ICBC and a loss of $66 million from real estate principal investments.

Net revenues in Asset Management and Securities Services declined significantly compared with the third quarter of 2008, due to significantly lower net revenues in Securities Services, as well as lower net revenues in Asset Management. The decrease in Securities Services primarily reflected the impact of lower customer balances. The decrease in Asset Management primarily reflected the impact of changes in the composition of assets managed.

Net revenues in Investment Banking declined significantly compared with the third quarter of 2008, reflecting significantly lower net revenues in Financial Advisory, as well as lower net revenues in Underwriting. The decrease in Financial Advisory primarily reflected a significant decline in industry-wide completed mergers and acquisitions. The decrease in Underwriting was due to significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decrease in debt underwriting primarily reflected a decline in net revenues from leveraged loans. The increase in equity underwriting primarily reflected an increase in industry-wide initial public offerings.

Nine Months Ended September 2009 versus August 2008.  Our net revenues were $35.56 billion for the nine months ended September 2009, an increase of 49% compared with the first nine months of 2008, reflecting significantly higher net revenues in Trading and Principal Investments. The increase in Trading and Principal Investments reflected significantly higher net revenues in FICC, which were more than double the amount in the first nine months of 2008, as well as significantly higher net revenues in Equities. Results in Principal Investments were also significantly higher compared with a difficult first nine months of 2008. The increase in FICC reflected particularly strong performances in credit products, mortgages and interest rate products, which were each significantly higher compared with the first nine months of 2008. During the first nine months of 2009, mortgages included a loss of approximately $1.6 billion on commercial mortgage loans. Net revenues in commodities were strong and higher compared with the first nine months of 2008. Net revenues in currencies were solid, but lower compared with the first nine months of 2008. During the first nine months of 2009, FICC operated in a generally favorable environment characterized by strong client-driven activity, particularly in more liquid products. In addition, during our second and third quarters of 2009, asset values generally improved and corporate credit spreads tightened. The increase in Equities reflected particularly strong net revenues in derivatives, which were significantly higher compared with the first nine months of 2008. In addition, net revenues in principal strategies improved significantly compared with a difficult first nine months of 2008. Net revenues in shares were solid, but essentially unchanged compared with the first nine months of 2008. Commissions declined significantly compared with the first nine months of 2008. During the first nine months of 2009, Equities operated in an environment characterized by a significant increase in global equity prices, favorable market opportunities and a significant decline in volatility levels. In the first nine months of 2009, results in Principal Investments included a gain of $1.14 billion related to our investment in the ordinary shares of ICBC, a gain of $699 million from corporate principal investments and a loss of $1.21 billion from real estate principal investments.

Net revenues in Asset Management and Securities Services decreased significantly compared with the first nine months of 2008, reflecting significantly lower net revenues in both Securities Services and Asset Management. The decrease in Securities Services primarily reflected the impact of lower customer balances. The decrease in Asset Management primarily reflected the impact of changes in the composition of assets managed.

Net revenues in Investment Banking decreased significantly compared with the first nine months of 2008, reflecting significantly lower net revenues in Financial Advisory, as well as lower net revenues in Underwriting. The decrease in Financial Advisory reflected a significant decline in industry-wide completed mergers and acquisitions. The decrease in Underwriting reflected significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decrease in debt underwriting was primarily due to a decline in net revenues from leveraged loans.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits expenses includes salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as payroll taxes, severance costs and benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 47.0% for the first nine months of 2009 compared with 48.0% for the first nine months of 2008.

The following table sets forth our operating expenses and total staff:

Operating Expenses and Total Staff
($ in millions)

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
Compensation and benefits	$5,351	$2,901	$16,712	$11,424

Brokerage, clearing, exchange and distribution fees	580	734	1,690	2,265
Market development	84	119	234	389
Communications and technology	194	192	540	571
Depreciation and amortization (1)	367	300	1,342	774
Occupancy	230	237	713	707
Professional fees	183	168	463	531
Other expenses	589	432	1,412	1,204

Total non-compensation expenses	2,227	2,182	6,394	6,441

Total operating expenses	$7,578	$5,083	$23,106	$17,865

Total staff at period end (2)	31,700	37,600
Total staff at period end including consolidated entities held for investment purposes (3)	35,500	42,500

(1)	Beginning in the second quarter of 2009, “Amortization of identifiable intangible assets” is included in “Depreciation and amortization” in the condensed consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

(2)	Includes employees, consultants and temporary staff.

(3)	Compensation and benefits and non-compensation expenses related to consolidated entities held for investment purposes are included in their respective line items in the condensed consolidated statements of earnings. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

Three Months Ended September 2009 versus August 2008.  Operating expenses of $7.58 billion for the third quarter of 2009 increased 49% compared with the third quarter of 2008. Compensation and benefits expenses (including salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as payroll taxes, severance costs and benefits) of $5.35 billion were higher compared with the third quarter of 2008, due to higher net revenues. Our ratio of compensation and benefits to net revenues was 43.3% for the third quarter of 2009 compared with 48.0% for the third quarter of 2008. Total staff increased 2% during the third quarter of 2009. Total staff including consolidated entities held for investment purposes increased 1% during the third quarter of 2009.

Non-compensation expenses of $2.23 billion increased 2% compared with the third quarter of 2008. The increase compared with the third quarter of 2008 reflected the impact of a $200 million charitable contribution to The Goldman Sachs Foundation and $36 million of net provisions for litigation and regulatory proceedings during the third quarter of 2009, partially offset by the impact of lower transaction volumes in Equities.

Nine Months Ended September 2009 versus August 2008.  Operating expenses of $23.11 billion for the first nine months of 2009 increased 29% compared with the first nine months of 2008. Compensation and benefits expenses (including salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as payroll taxes, severance costs and benefits) of $16.71 billion were higher compared with the first nine months of 2008, due to higher net revenues. Our ratio of compensation and benefits to net revenues was 47.0% for the first nine months of 2009 compared with 48.0% for the first nine months of 2008. Total staff decreased 5% during the first nine months of 2009. Total staff including consolidated entities held for investment purposes decreased 7% during the first nine months of 2009.

Non-compensation expenses of $6.39 billion decreased 1% compared with the first nine months of 2008. The decrease compared with the first nine months of 2008 reflected the impact of lower transaction volumes in Equities, reduced staff levels and expense reduction initiatives, partially offset by the impact of real estate impairment charges of approximately $500 million related to consolidated entities held for investment purposes during the first nine months of 2009 and a $200 million charitable contribution to The Goldman Sachs Foundation during the third quarter of 2009. The real estate impairment charges, which were measured based on discounted cash flow analysis, are included in our Trading and Principal Investments segment and reflected weakness in the commercial real estate markets, particularly in Asia during the first half of 2009.

Provision for Taxes

The effective income tax rate for the first nine months of 2009 was 32.2%, up slightly from 31.5% for the first half of 2009. The effective income tax rate for fiscal year 2008 was approximately 1%. The increase in the effective tax rate from 2008 was primarily due to changes in geographic earnings mix. During 2008, we incurred losses in various U.S. and non-U.S. entities whose income/(losses) are subject to tax in the U.S. We also had profitable operations in certain non-U.S. entities that are taxed at their applicable local tax rates, which are generally lower than the U.S. rate. The effective tax rate for the first nine months of 2009 represents a return to a geographic earnings mix that is more in line with our historic earnings mix.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months Ended		Nine Months Ended
		September	August	September	August
		2009	2008	2009	2008

Investment	Net revenues	$899	$1,294	$3,162	$4,151
Banking	Operating expenses	772	772	2,644	2,867

	Pre-tax earnings	$127	$522	$518	$1,284

Trading and Principal	Net revenues	$10,027	$2,704	$27,961	$13,419
Investments	Operating expenses	5,550	3,465	16,713	11,169

	Pre-tax earnings/(loss)	$4,477	$(761)	$11,248	$2,250

Asset Management and	Net revenues	$1,446	$2,045	$4,435	$6,230
Securities Services	Operating expenses	1,220	833	3,675	3,803

	Pre-tax earnings	$226	$1,212	$760	$2,427

Total	Net revenues	$12,372	$6,043	$35,558	$23,800
	Operating expenses (1)	7,578	5,083	23,106	17,865

	Pre-tax earnings	$4,794	$960	$12,452	$5,935

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $36 million and $13 million for the three months ended September 2009 and August 2008, respectively, and $74 million and $26 million for the nine months ended September 2009 and August 2008, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
Financial Advisory	$325	$619	$1,220	$2,082

Equity underwriting	363	292	1,147	1,080
Debt underwriting	211	383	795	989

Total Underwriting	574	675	1,942	2,069

Total net revenues	899	1,294	3,162	4,151
Operating expenses	772	772	2,644	2,867

Pre-tax earnings	$127	$522	$518	$1,284

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
Announced mergers and acquisitions (2)	$113	$288	$451	$701
Completed mergers and acquisitions (2)	45	236	394	661
Equity and equity-related offerings (3)	12	18	46	48
Debt offerings (4)	51	31	193	145

(1)	Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

(2)	Source: Dealogic.

(3)	Source: Thomson Reuters. Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(4)	Source: Thomson Reuters. Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

Three Months Ended September 2009 versus August 2008.  Net revenues in Investment Banking of $899 million for the third quarter of 2009 decreased 31% compared with the third quarter of 2008.

Net revenues in Financial Advisory of $325 million decreased 47% compared with the third quarter of 2008, primarily reflecting a significant decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $574 million decreased 15% compared with the third quarter of 2008, due to significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decrease in debt underwriting primarily reflected a decline in net revenues from leveraged loans. The increase in equity underwriting primarily reflected an increase in industry-wide initial public offerings. Our investment banking transaction backlog increased significantly during the quarter. (1)

Operating expenses of $772 million for the third quarter of 2009 were unchanged compared with the third quarter of 2008. Pre-tax earnings of $127 million in the third quarter of 2009 decreased 76% compared with the third quarter of 2008.

Nine Months Ended September 2009 versus August 2008.  Net revenues in Investment Banking of $3.16 billion for the first nine months of 2009 decreased 24% compared with the first nine months of 2008.

Net revenues in Financial Advisory of $1.22 billion decreased 41% compared with the first nine months of 2008, reflecting a significant decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $1.94 billion decreased 6% compared with the first nine months of 2008, reflecting significantly lower net revenues in debt underwriting, partially offset by higher net revenues in equity underwriting. The decrease in debt underwriting was primarily due to a decline in net revenues from leveraged loans.

Operating expenses of $2.64 billion for the first nine months of 2009 decreased 8% compared with the first nine months of 2008, due to decreased non-compensation expenses, principally due to lower activity levels, and decreased compensation and benefits resulting from lower net revenues. Pre-tax earnings of $518 million for the first nine months of 2009 decreased 60% compared with the first nine months of 2008.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
FICC	$5,991	$1,595	$19,343	$7,116

Equities trading	1,845	354	5,029	2,883
Equities commissions	930	1,208	2,925	3,680

Total Equities	2,775	1,562	7,954	6,563

ICBC	344	106	1,141	185

Gross gains	1,375	904	2,684	1,582
Gross losses	(464)	(1,485)	(3,190)	(2,097)

Net other corporate and real estate investments	911	(581)	(506)	(515)
Overrides	6	22	29	70

Total Principal Investments	1,261	(453)	664	(260)

Total net revenues	10,027	2,704	27,961	13,419
Operating expenses	5,550	3,465	16,713	11,169

Pre-tax earnings/(loss)	$4,477	$(761)	$11,248	$2,250

Three Months Ended September 2009 versus August 2008.  Net revenues in Trading and Principal Investments of $10.03 billion increased significantly compared with the third quarter of 2008.

Net revenues in FICC of $5.99 billion increased significantly compared with the third quarter of 2008. These results reflected strong performances in credit products and mortgages, which were significantly higher compared with a difficult third quarter of 2008. Net revenues in interest rate products were also strong and significantly higher compared with the third quarter of 2008, while net revenues in commodities and currencies were lower compared with the same prior year period. During the quarter, FICC operated in an environment characterized by solid client activity levels, tighter credit spreads and a general improvement in asset values.

Net revenues in Equities of $2.78 billion increased 78% compared with the third quarter of 2008. These results reflected strong net revenues in derivatives, which were significantly higher compared with the third quarter of 2008, as well as a solid performance in shares. In addition, net revenues in principal strategies improved significantly compared with a difficult third quarter of 2008. Commissions declined compared with the third quarter of 2008. During the quarter, Equities operated in an environment generally characterized by a significant increase in global equity prices, favorable market opportunities and a decline in volatility levels.

Principal Investments recorded net revenues of $1.26 billion for the third quarter of 2009. These results included a gain of $977 million from corporate principal investments, a gain of $344 million related to our investment in the ordinary shares of ICBC and a loss of $66 million from real estate principal investments.

Operating expenses of $5.55 billion for the third quarter of 2009 increased 60% compared with the third quarter of 2008, due to increased compensation and benefits expenses resulting from higher net revenues. This increase was partially offset by lower non-compensation expenses, primarily reflecting the impact of lower transaction volumes in Equities. Pre-tax earnings were $4.48 billion in the third quarter of 2009 compared with a pre-tax loss of $761 million in the third quarter of 2008.

Nine Months Ended September 2009 versus August 2008.  Net revenues in Trading and Principal Investments of $27.96 billion increased significantly compared with the first nine months of 2009.

Net revenues in FICC of $19.34 billion were more than double the amount in the first nine months of 2008. These results reflected particularly strong performances in credit products, mortgages and interest rate products, which were each significantly higher compared with the first nine months of 2008. During the first nine months of 2009, mortgages included a loss of approximately $1.6 billion on commercial mortgage loans. Net revenues in commodities were strong and higher compared with the first nine months of 2008. Net revenues in currencies were solid, but lower compared with the first nine months of 2008. During the first nine months of 2009, FICC operated in a generally favorable environment characterized by strong client-driven activity, particularly in more liquid products. In addition, during our second and third quarters of 2009, asset values generally improved and corporate credit spreads tightened.

Net revenues in Equities of $7.95 billion increased 21% compared with the first nine months of 2008. These results reflected particularly strong net revenues in derivatives, which were significantly higher compared with the first nine months of 2008. In addition, net revenues in principal strategies improved significantly compared with a difficult first nine months of 2008. Net revenues in shares were solid, but essentially unchanged compared with the first nine months of 2008. Commissions declined significantly compared with the first nine months of 2008. During the first nine months of 2009, Equities operated in an environment characterized by a significant increase in global equity prices, favorable market opportunities and a significant decline in volatility levels.

Principal Investments recorded net revenues of $664 million for the first nine months of 2009. These results included a gain of $1.14 billion related to our investment in the ordinary shares of ICBC, a gain of $699 million from corporate principal investments and a loss of $1.21 billion from real estate principal investments.

Operating expenses of $16.71 billion for the first nine months of 2009 increased 50% compared with the first nine months of 2008, due to increased compensation and benefits expenses resulting from higher net revenues. Non-compensation expenses for the first nine months of 2009 were essentially unchanged compared with the first nine months of 2008. Non-compensation expenses for the first nine months of 2009 included the impact of real estate impairment charges of approximately $500 million related to consolidated entities held for investment purposes, which was largely offset by the impact of lower transaction volumes in Equities. Pre-tax earnings were $11.25 billion for the first nine months of 2009 compared with $2.25 billion for the first nine months of 2008.

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

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months Ended		Nine Months Ended
	September	August	September	August
	2009	2008	2009	2008
Management and other fees	$971	$1,115	$2,820	$3,391
Incentive fees	3	14	25	216

Total Asset Management	974	1,129	2,845	3,607
Securities Services	472	916	1,590	2,623

Total net revenues	1,446	2,045	4,435	6,230
Operating expenses	1,220	833	3,675	3,803

Pre-tax earnings	$226	$1,212	$760	$2,427

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

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of
	September 30,	August 31,	November 30,
	2009	2008	2008	2007
Alternative investments (1)	$145	$154	$146	$151
Equity	139	179	112	255
Fixed income	292	268	248	256

Total non-money market assets	576	601	506	662
Money markets	272	262	273	206

Total assets under management	$848	$863	$779	$868

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months Ended		Nine Months Ended
	September 30,	August 31,	September 30,	August 31,
	2009	2008	2009	2008
Balance, beginning of period	$819	$895	$798	$868

Net inflows/(outflows)
Alternative investments	—	9	(4)	4
Equity	(1)	(12)	(3)	(47)
Fixed income	3	3	6	15

Total non-money market net inflows/(outflows)	2	—	(1)	(28)
Money markets	(12)	(7)	(14)	56

Total net inflows/(outflows)	(10)	(7)	(15)	28

Net market appreciation/(depreciation)	39	(25)	65	(33)

Balance, end of period	$848	$863	$848	$863

Three Months Ended September 2009 versus August 2008.  Net revenues in Asset Management and Securities Services of $1.45 billion decreased 29% compared with the third quarter of 2008.

Asset Management net revenues of $974 million decreased 14% compared with the third quarter of 2008, primarily reflecting the impact of changes in the composition of assets managed. During the third quarter of 2009, assets under management increased $29 billion to $848 billion, due to $39 billion of market appreciation, primarily in equity and fixed income assets, partially offset by $10 billion of net outflows. Net outflows primarily reflected outflows in money market assets, partially offset by inflows in fixed income assets.

Securities Services net revenues of $472 million decreased 48% compared with the third quarter of 2008. The decrease in net revenues primarily reflected the impact of lower customer balances.

Operating expenses of $1.22 billion for the third quarter of 2009 increased 46% compared with the third quarter of 2008, primarily due to increased compensation and benefits expenses. Pre-tax earnings of $226 million in third quarter of 2009 decreased 81% compared with the third quarter of 2008.

Nine Months Ended September 2009 versus August 2008.  Net revenues in Asset Management and Securities Services of $4.44 billion decreased 29% compared with the first nine months of 2008.

Asset Management net revenues of $2.85 billion decreased 21% compared with the first nine months of 2008, primarily reflecting the impact of changes in the composition of assets managed. During the first nine months of 2009, assets under management increased $50 billion, reflecting $65 billion of market appreciation, primarily in fixed income and equity assets, partially offset by $15 billion of net outflows, primarily in money market assets.

Securities Services net revenues of $1.59 billion decreased 39% compared with the first nine months of 2009. The decrease in net revenues primarily reflected the impact of lower customer balances.

Operating expenses of $3.68 billion for the first nine months of 2009 decreased 3% compared with the first nine months of 2008, primarily due to decreased compensation and benefits expenses resulting from lower net revenues. Pre-tax earnings of $760 million for the first nine months of 2009 decreased 69% compared with the first nine months of 2008.

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

We did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of September 2009 or November 2008.

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

In addition, see Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our consolidation policies and for information regarding amendments to the accounting standards related to consolidation.

Equity Capital

The level and composition of our equity capital are principally determined by our consolidated regulatory capital requirements but may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to extreme and adverse changes in our business and market environments. As of September 2009, our total shareholders’ equity was $65.35 billion (consisting of common shareholders’ equity of $58.40 billion and preferred stock of $6.96 billion). As of November 2008, our total shareholders’ equity was $64.37 billion (consisting of common shareholders’ equity of $47.90 billion and preferred stock of $16.47 billion). In addition to total shareholders’ equity, we consider our $5.00 billion of junior subordinated debt issued to trusts to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Capital Requirements

The Federal Reserve Board is the primary U.S. regulator of Group Inc., a bank holding company that in August 2009 also became a financial holding company under the Bank Holding Company Act. As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. Our bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements. Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action (PCA) that is applicable to GS Bank USA, Goldman Sachs and its bank depository institution subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. Goldman Sachs and its bank depository institution subsidiaries’ capital levels, as well as GS Bank USA’s PCA classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

We are reporting our capital ratios calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). These ratios are used by the Federal Reserve Board and other U.S. Federal banking agencies in the supervisory review process, including the assessment of our capital adequacy.

We also assess our capital adequacy using an internal risk-based (IRB) capital methodology. Under this methodology, the calculation of the Tier 1 capital ratio is generally consistent with the guidelines set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II). Prior to September 2009, we disclosed our capital ratios in accordance with the capital guidelines applicable to us before we became a bank holding company in September 2008, when we were regulated by the SEC as a Consolidated Supervised Entity.

Our capital ratios are set forth under “— Capital Ratios and Metrics” below. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our capital ratios calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on Basel I, and our capital ratios calculated in accordance with our IRB capital methodology, which is generally consistent with Basel II.

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

GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC), is regulated by the Federal Reserve Board and the New York State Banking Department (NYSBD) and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel I as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding GS Bank USA’s capital ratios under Basel I as implemented by the Federal Reserve Board, and for further information regarding the capital requirements of our other regulated subsidiaries.

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

Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA and Goldman Sachs Bank (Europe) PLC, subject to certain exceptions. In November 2008, we contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

Equity investments in subsidiaries are generally funded with parent company equity capital, commensurate with the entity’s risk of loss. As of September 2009 and November 2008, Group Inc.’s equity investment in subsidiaries was $59.80 billion and $51.70 billion, respectively, compared with its total shareholders’ equity of $65.35 billion and $64.37 billion, respectively.

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

Equity Capital Management

Our objective is to maintain a sufficient level and optimal composition of equity capital. We manage our capital through repurchases of our common stock and issuances of common and preferred stock, junior subordinated debt issued to trusts and other subordinated debt. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the consolidated and business unit levels. We attribute capital usage to each of our business units based upon our IRB capital framework and manage the levels of usage based upon the balance sheet and risk limits established.

Stock Offering.  During the second quarter of 2009, we completed a public offering of 46.7 million common shares at $123.00 per share for total proceeds of $5.75 billion.

Preferred Stock.  In June 2009, we repurchased from the U.S. Treasury the 10.0 million shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series H, that were issued to the U.S. Treasury pursuant to the U.S. Treasury’s TARP Capital Purchase Program. The aggregate purchase price paid by us to the U.S. Treasury for the Preferred Stock, including accrued dividends, was $10.04 billion. Upon repurchase of the Series H Preferred Stock in June 2009, we were no longer subject to the limit on common stock repurchases imposed under the U.S. Treasury’s TARP Capital Purchase Program. In July 2009, we repurchased from the U.S. Treasury the 10-year warrant, to purchase up to 12.2 million shares of common stock, that we had issued to the U.S. Treasury in connection with the issuance of the Series H Preferred Stock. The purchase price we paid to the U.S. Treasury to repurchase the warrant was $1.1 billion.

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

As of September 2009, we were authorized to repurchase up to 60.8 million additional shares of common stock pursuant to our repurchase program. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

See Note 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios, capital ratios and book value per common share:

	As of
	September		November
	2009		2008
	($ in millions, except
	per share amounts)
Total assets	$882,185		$884,547
Adjusted assets (1)	556,229		528,292
Total shareholders’ equity	65,354		64,369
Tangible equity capital (2)	65,420		64,317
Leverage ratio (3)	13.5	x	13.7	x
Adjusted leverage ratio (4)	8.5	x	8.2	x
Debt to equity ratio (5)	2.9	x	2.6	x
Common shareholders’ equity	$58,397		$47,898
Tangible common shareholders’ equity (6)	53,463		42,846
Book value per common share (7)	110.75		98.68
Tangible book value per common share (6)(7)	101.39		88.27

	As of
	September 2009
	Basel I (8)	IRB (9)
Tier 1 capital ratio	14.5%	16.0%
Total capital ratio	17.9%	19.4%
Tier 1 leverage ratio	6.9%	N/A
Tier 1 common ratio (10)	11.6%	13.0%
Tangible common shareholders’ equity (6) to risk-weighted assets ratio	13.1%	13.2%

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses and federal funds sold, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets which are deducted when calculating tangible equity capital (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		September	November
		2009	2008
		(in millions)
Total assets		$882,185	$884,547
Deduct:	Securities borrowed	(221,817)	(180,795)
	Securities purchased under agreements to resell and federal funds sold	(142,589)	(122,021)
Add:	Trading liabilities, at fair value	150,383	175,972
	Less derivative liabilities	(64,040)	(117,695)

	Subtotal	86,343	58,277
Deduct:	Cash and securities segregated for regulatory and other purposes	(42,959)	(106,664)
	Goodwill and identifiable intangible assets	(4,934)	(5,052)

Adjusted assets		$556,229	$528,292

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		September	November
		2009	2008
		(in millions)
Total shareholders’ equity		$65,354	$64,369
Add:	Junior subordinated debt issued to trusts	5,000	5,000
Deduct:	Goodwill and identifiable intangible assets	(4,934)	(5,052)

Tangible equity capital		$65,420	$64,317

(3)	The leverage ratio equals total assets divided by total shareholders’ equity. This ratio is different from the Tier 1 leverage ratio included above, which is described in Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(4)	The adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including RSUs granted to employees with no future service requirements. We believe that tangible common shareholders’ equity is meaningful because it is one of the measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		September	November
		2009	2008
		(in millions)
Total shareholders’ equity		$65,354	$64,369
Deduct:	Preferred stock	(6,957)	(16,471)

Common shareholders’ equity		58,397	47,898
Deduct:	Goodwill and identifiable intangible assets	(4,934)	(5,052)

Tangible common shareholders’ equity		$53,463	$42,846

(7)	Book value and tangible book value per common share are based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 527.3 million and 485.4 million as of September 2009 and November 2008, respectively.

(8)	Calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies. Risk-weighted assets were $409.29 billion as of September 2009 under Basel I. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital ratios.

(9)	Calculated in accordance with our IRB capital methodology, which is generally consistent with Basel II. Risk-weighted assets were $403.71 billion as of September 2009 under this methodology. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital ratios.

(10)	The Tier 1 common ratio equals Tier 1 capital less preferred stock and junior subordinated debt issued to trusts, divided by risk-weighted assets.

Contractual Obligations

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by fiscal maturity date as of September 2009:

Contractual Obligations
(in millions)

	Remainder	2010-	2012-	2014-
	of 2009	2011	2013	Thereafter	Total
Unsecured long-term borrowings (1)(2)(3)	$—	$26,796	$51,274	$111,654	$189,724
Secured long-term financings (1)(2)(4)	—	5,315	4,925	4,341	14,581
Contractual interest payments (5)	1,793	13,247	10,658	32,231	57,929
Insurance liabilities (6)	234	1,339	1,123	8,661	11,357
Minimum rental payments	127	832	572	1,771	3,302
Purchase obligations	263	179	36	34	512

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $20.80 billion accounted for at fair value under the fair value option, primarily consisting of hybrid financial instruments and prepaid physical commodity transactions.

(4)	These obligations are reported in “Other secured financings” in the condensed consolidated statements of financial condition and include $9.52 billion accounted for at fair value under the fair value option.

(5)	Represents estimated future interest payments related to unsecured long-term borrowings and secured long-term financings based on applicable interest rates as of September 2009. Includes stated coupons, if any, on structured notes.

(6)	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

As of September 2009, our unsecured long-term borrowings were $189.72 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of September 2009, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.30 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and nine months ended September 2009, we incurred exit costs of $1 million and $52 million, respectively, related to our office space (included in “Occupancy” and “Depreciation and Amortization” in the condensed consolidated statements of earnings). We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

As of September 2009, included in purchase obligations was $273 million of construction-related obligations. As of September 2009, our construction-related obligations include commitments of $239 million, related to our new headquarters in New York City, which is expected to cost approximately $2.1 billion. We expect initial occupancy of our new headquarters to occur during the fourth quarter of 2009.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Average for the
	Three Months Ended		Nine Months Ended
	September	August	September	August
Risk Categories	2009	2008	2009	2008
Interest rates	$159	$141	$194	$130
Equity prices	74	67	57	78
Currency rates	35	25	37	29
Commodity prices	27	51	35	45
Diversification effect (2)	(87)	(103)	(92)	(108)

Total	$208	$181	$231	$174

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $208 million for the third quarter of 2009 from $181 million for the third quarter of 2008, principally due to an increase in the interest rates category and a reduction in the diversification benefit across risk categories, partially offset by a decrease in the commodity prices category. The increase in interest rates was primarily due to higher levels of volatility and wider spreads. The decrease in commodity prices was primarily due to lower levels of exposure, partially offset by higher levels of volatility.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was less than a $1 million loss as of September 2009. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $9 million gain (including hedges) as of September 2009.

Daily VaR (1)
(in millions)

	As of		Three Months Ended
	September	June	September 2009
Risk Categories	2009	2009	High	Low
Interest rates	$141	$176	$174	$136
Equity prices	63	72	106	56
Currency rates	32	31	52	27
Commodity prices	46	29	55	18
Diversification effect (2)	(93)	(87)

Total	$189	$221	$234	$184

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR decreased to $189 million as of September 2009 from $221 million as of June 2009, primarily due to a decrease in the interest rates category, partially offset by an increase in the commodity prices category. The decrease in interest rates was principally due to lower levels of volatility and tighter credit spreads. The increase in commodity prices was primarily due to higher levels of exposure, partially offset by lower levels of volatility.

The following chart presents our daily VaR during the last four quarters and the month of December 2008:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended September 2009:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the third quarter of 2009.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

Asset Categories	10% Sensitivity Measure	10% Sensitivity
		Amount as of
		September 2009	June 2009
		(in millions)
Trading Risk (1)
Equity (2)	Underlying asset value	$619	$617
Debt (3)	Underlying asset value	517	523

Non-trading Risk
ICBC	ICBC ordinary share price	253	217
Other Equity (4)	Underlying asset value	1,038	987
Debt (5)	Underlying asset value	849	774
Real Estate (6)	Underlying asset value	790	828

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to private and restricted public equity securities held within the FICC and Equities components of our Trading and Principal Investments segment.

(3)	Primarily relates to acquired portfolios of distressed loans (primarily backed by commercial and residential real estate collateral), loans backed by commercial real estate, and corporate debt held within the FICC component of our Trading and Principal Investments segment.

(4)	Primarily relates to interests in our merchant banking funds that invest in corporate equities.

(5)	Primarily relates to interests in our merchant banking funds that invest in corporate mezzanine debt instruments.

(6)	Primarily relates to interests in our merchant banking funds that invest in real estate. Such funds typically employ leverage as part of the investment strategy. This sensitivity measure is based on our percentage ownership of the underlying asset values in the funds and unfunded commitments to the funds.

During the third quarter of 2009, the increase in our 10% sensitivity measures for debt and equity positions in our non-trading portfolios was primarily due to an increase in the fair value of the portfolios. The decrease in our 10% sensitivity measure for real estate positions in our non-trading portfolio was primarily due to a decrease in the fair value of the portfolio.

In addition to the positions included in VaR and the other risk measures described above, as of September 2009, we held approximately $11.19 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $5.31 billion of money market instruments, $1.38 billion of government and U.S. federal agency obligations, $2.76 billion of corporate debt securities and other debt obligations, and $1.38 billion of mortgage and other asset-backed loans and securities. As of November 2008, we held approximately $10.39 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $2.86 billion of money market instruments, $3.08 billion of government and U.S. federal agency obligations, $2.87 billion of corporate debt securities and other debt obligations, and $1.22 billion of mortgage and other asset-backed loans and securities. In addition, as of September 2009 and November 2008, we held commitments and loans under the William Street credit extension program. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our William Street credit extension program.

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

As of September 2009 and November 2008, we held $78.19 billion (9% of total assets) and $53.98 billion (6% of total assets), respectively, of U.S. government and federal agency obligations included in “Trading assets, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition. As of September 2009 and November 2008, we held $46.15 billion (5% of total assets) and $21.13 billion (2% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of the United Kingdom and Japan. In addition, as of September 2009 and November 2008, $113.16 billion and $126.27 billion of our securities purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes”), respectively, were collateralized by U.S. government and federal agency obligations. As of September 2009 and November 2008, $66.50 billion and $65.37 billion of our securities purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations, principally consisting of securities issued by the governments of Germany and Japan. As of September 2009 and November 2008, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets.

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

OTC Derivatives
(in millions)

Assets	As of September 2009
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$14,158	$40,348	$28,450	$41,824	$124,780
Credit derivatives	8,458	18,418	14,496	7,155	48,527
Currencies	11,438	12,512	6,071	5,980	36,001
Commodities	8,565	10,309	2,141	125	21,140
Equities	10,092	12,257	1,694	678	24,721
Netting across product types (1)	(4,043)	(7,812)	(3,125)	(2,085)	(17,065)

Subtotal	$48,668 (4)	$86,032	$49,727	$53,677	$238,104

Cross maturity netting (2)					(28,350)
Cash collateral netting (3)					(126,823)

Total					$82,931

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total

Interest rates	$10,103	$12,833	$12,280	$14,365	$49,581
Credit derivatives	4,675	6,775	3,922	1,228	16,600
Currencies	13,113	5,514	3,308	1,539	23,474
Commodities	9,247	8,701	2,022	473	20,443
Equities	5,143	5,103	2,397	397	13,040
Netting across product types (1)	(4,043)	(7,812)	(3,125)	(2,085)	(17,065)

Subtotal	$38,238 (4)	$31,114	$20,804	$15,917	$106,073

Cross maturity netting (2)					(28,350)
Cash collateral netting (3)					(16,830)

Total					$60,893

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a maturity category, pursuant to credit support agreements.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $32.28 billion and $25.71 billion, respectively.

OTC Derivatives
(in millions)

Assets	As of November 2008
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$9,757	$39,806	$36,229	$48,508	$134,300
Credit derivatives	18,608	29,625	27,151	11,682	87,066
Currencies	28,056	12,191	5,980	4,137	50,364
Commodities	13,660	12,500	1,175	1,898	29,233
Equities	17,046	3,945	4,279	2,475	27,745
Netting across product types (1)	(5,390)	(8,124)	(4,287)	(2,779)	(20,580)

Subtotal	$81,737 (4)	$89,943	$70,527	$65,921	$308,128

Cross maturity netting (2)					(46,795)
Cash collateral netting (3)					(137,160)

Total					$124,173

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total

Interest rates	$6,293	$14,201	$17,671	$28,363	$66,528
Credit derivatives	7,991	23,316	13,380	3,981	48,668
Currencies	29,130	13,755	4,109	2,051	49,045
Commodities	12,685	10,391	1,575	827	25,478
Equities	12,391	5,065	2,654	903	21,013
Netting across product types (1)	(5,390)	(8,124)	(4,287)	(2,779)	(20,580)

Subtotal	$63,100 (4)	$58,604	$35,102	$33,346	$190,152

Cross maturity netting (2)					(46,795)
Cash collateral netting (3)					(34,009)

Total					$109,348

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a maturity category, pursuant to credit support agreements.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories, pursuant to credit support agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $56.64 billion and $48.56 billion, respectively.

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

OTC Derivative Credit Exposure
(in millions)

	As of September 2009
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$1,482	$3,249	$3,809	$2,777	$11,317	$(5,481)	$5,836	$5,349
AA/Aa2	6,647	12,741	7,695	9,332	36,415	(20,804)	15,611	11,815
A/A2	31,999	46,761	29,324	31,747	139,831	(111,238)	28,593	24,795
BBB/Baa2	4,825	7,780	5,609	8,190	26,404	(12,069)	14,335	8,041
BB/Ba2 or lower	3,049	13,931	2,903	1,483	21,366	(5,357)	16,009	9,472
Unrated	666	1,570	387	148	2,771	(224)	2,547	1,845

Total	$48,668 (1)	$86,032	$49,727	$53,677	$238,104	$(155,173)	$82,931	$61,317

	As of November 2008
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$5,519	$3,871	$5,853	$4,250	$19,493	$(6,093)	$13,400	$12,312
AA/Aa2	26,835	30,532	33,479	18,980	109,826	(76,119)	33,707	29,435
A/A2	25,416	27,263	17,009	24,427	94,115	(59,903)	34,212	28,614
BBB/Baa2	11,324	17,156	8,684	14,311	51,475	(29,229)	22,246	16,211
BB/Ba2 or lower	11,835	10,228	4,586	3,738	30,387	(12,600)	17,787	11,204
Unrated	808	893	916	215	2,832	(11)	2,821	1,550

Total	$81,737 (1)	$89,943	$70,527	$65,921	$308,128	$(183,955)	$124,173	$99,326

(1)	Includes fair values of OTC derivative assets, maturing within six months, of $32.28 billion and $56.64 billion as of September 2009 and November 2008, respectively.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across maturity categories and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same maturity category are netted within such maturity category, where appropriate.

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

The following table sets forth the average loan value (the estimated amount of cash that would be advanced by counterparties against these securities), as well as overnight cash deposits, of our Global Core Excess:

	Three Months	Year Ended
	Ended September	November
	2009	2008
	(in millions)
U.S. dollar-denominated	$122,049	$78,048
Non-U.S. dollar-denominated	45,423	18,677

Total Global Core Excess	$167,472	$96,725

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

(1)  The Global Core Excess excludes liquid assets of $4.31 billion held separately by William Street Funding Corporation. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the William Street credit extension program.

In addition to our Global Core Excess, we have a significant amount of other unencumbered securities as a result of our business activities. These assets, which are located in the U.S., Europe and Asia, include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.

We maintain our Global Core Excess and other unencumbered assets in an amount that, if pledged or sold, would provide the funds necessary to replace at least 110% of our unsecured obligations that are scheduled to mature (or where holders have the option to redeem) within the next 12 months. We assume conservative loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess, as well as overnight cash deposits, and our other unencumbered assets averaged $209.29 billion and $163.41 billion for the three months ended September 2009 and year ended November 2008, respectively.

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

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The following table sets forth our aggregate holdings in these categories of financial instruments:

	As of
	September	November
	2009	2008
	(in millions)
Mortgage and other asset-backed loans and securities	$14,023	$22,393
Bank loans and bridge loans (1)	19,879	21,839
Emerging market debt securities	2,377	2,827
High-yield and other debt obligations	11,093	9,998
Private equity and real estate fund investments (2)	14,906	18,171
Emerging market equity securities	5,401	2,665
ICBC ordinary shares (3)	6,875	5,496
SMFG convertible preferred stock	1,091	1,135
Other restricted public equity securities	208	568
Other investments in funds (4)	2,792	2,714

(1)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(2)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $926 million and $1.16 billion as of September 2009 and November 2008, respectively, for which Goldman Sachs does not bear economic exposure.

(3)	Includes interests of $4.35 billion and $3.48 billion as of September 2009 and November 2008, respectively, held by investment funds managed by Goldman Sachs.

(4)	Includes interests in other investment funds that we manage.

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

We fund a substantial portion of our inventory on a secured basis, which we believe provides Goldman Sachs with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit due to the underlying collateral. However, we recognize that the terms or availability of secured funding, particularly overnight funding, can deteriorate rapidly in a difficult environment. To help mitigate this risk, we raise the majority of our funding for durations longer than overnight. We seek longer terms for secured funding collateralized by lower-quality assets, as we believe these funding transactions may pose greater refinancing risk. The weighted average life of our secured funding, excluding funding collateralized by highly liquid securities, such as U.S., French, German, United Kingdom and Japanese government bonds, and U.S. agency securities, exceeded 100 days as of September 2009.

Our liquidity also depends, to an important degree, on the stability of our short-term unsecured financing base. Accordingly, we prefer the use of promissory notes (in which Goldman Sachs does not make a market) over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of September 2009, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $38.56 billion. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

We issue long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the third quarter of 2015 as of September 2009:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of September 2009 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into short-term floating rate obligations in order to minimize our exposure to interest rates.

We issue substantially all of our unsecured debt without provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.

As of September 2009, our bank depository institution subsidiaries had $42.43 billion in customer deposits, including $31.07 billion of deposits from bank sweep programs and $11.36 billion of certificates of deposit and other time deposits with a weighted average maturity of three years. Since September 2008, GS Bank USA has had access to funding through the Federal Reserve Bank discount window. While we do not rely on funding through the Federal Reserve Bank discount window in our liquidity modeling and stress testing, we maintain policies and procedures necessary to access this funding.

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

As a bank holding company, the firm has access to certain programs and facilities established on a temporary basis by a number of U.S. regulatory agencies. See “Liquidity and Funding Risk” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 2008 for a discussion of these programs. As of September 2009, we had outstanding $22.62 billion of senior unsecured debt (comprised of $1.77 billion of short-term and $20.85 billion of long-term) guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP). We have not issued long-term debt under the TLGP since March 2009 and the program expired for new issuances with respect to the firm on October 31, 2009.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2009, Group Inc. had $23.81 billion of such equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $20.77 billion invested in GSI, a regulated U.K. broker-dealer; $2.56 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.98 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $21.43 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $80.75 billion of unsubordinated loans and $16.77 billion of collateral provided to these entities as of September 2009, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

The following table sets forth our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) as of September 2009:

	Short-Term Debt	Long-Term Debt	Subordinated Debt	Preferred Stock
Dominion Bond Rating Service Limited	R-1 (middle)	A (high)	A	BBB
Fitch, Inc.	F1+	A+	A	A−
Moody’s Investors Service (1)	P-1	A1	A2	A3
Standard & Poor’s Ratings Services	A-1	A	A−	BBB
Rating and Investment Information, Inc.	a-1+	AA−	A+	Not Applicable

(1)	GS Bank USA has been assigned a Long-Term Issuer rating of Aa3 as well as a rating of Aa3 for Long-Term Bank Deposits and a rating of P-1 for Short-Term Bank Deposits.

Based on our credit ratings as of September 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $685 million and $1.70 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Nine Months Ended September 2009.  Our cash and cash equivalents increased by $9.21 billion to $23.02 billion at the end of the third quarter of 2009. We generated $23.35 billion in net cash from operating activities. We used net cash of $14.14 billion for investing and financing activities, primarily for net repayments in unsecured and secured short-term borrowings and the repurchases of Series H Preferred Stock and the related common stock warrant from the U.S. Treasury, partially offset by an increase in bank deposits and the issuance of common stock.

Nine Months Ended August 2008.  Our cash and cash equivalents increased by $1.88 billion to $12.16 billion at the end of the third quarter of 2008. We raised $14.89 billion in net cash from financing activities, primarily in bank deposits and unsecured long-term borrowings. We used net cash of $13.01 billion in our operating and investing activities, primarily to capitalize on trading and investing opportunities for our clients and ourselves.

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

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended November 28, 2008, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 27, 2009 and June 26, 2009.

IPO Process Matters

In the lawsuits alleging that the prospectuses for certain offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements to “tie” allocations to higher customer brokerage commission rates as well as purchase orders in the aftermarket, by a decision dated October 5, 2009, the federal district court approved the proposed settlement. On October 23, 2009, certain objectors filed a petition in the U.S. Court of Appeals for the Second Circuit seeking review of the district court’s certification of a class for purposes of the settlement.

Research Independence Matters

In the class action relating to coverage of RSL Communications, Inc., by a decision dated August 4, 2009, the federal district court granted plaintiffs’ renewed motion seeking class certification. On August 18, 2009, defendants filed a petition with the U.S. Court of Appeals for the Second Circuit seeking review of the certification ruling.

Enron Litigation Matters

In the class action relating to the exchangeable notes, on October 28, 2009, the federal district court entered an order preliminarily approving the settlement and setting a final hearing for February 4, 2010.

Specialist Matters

By an order dated October 1, 2009, the U.S. Court of Appeals for the Second Circuit declined to review the certification ruling. The specialist defendants filed a petition for rehearing and/or rehearing en banc on October 15, 2009.

Treasury Matters

By a decision dated August 6, 2009, the federal district court denied GS&Co.’s motion for summary judgment as to the remaining claims. On October 13, 2009, the parties filed an offer of judgment and notice of acceptance with respect to plaintiff’s individual claim. Plaintiff’s notice purported to reserve the right to appeal with respect to the district court’s prior denial of class certification, and GS&Co. has indicated its position that such reservation is ineffective.

Mortgage-Related Matters

In the purported class action relating to various mortgage pass-through and asset-backed certificates issued by various securitization trusts in 2007, defendants moved to dismiss the complaint on August 19, 2009. By a decision rendered on September 17, 2009, the federal district court dismissed the complaint with leave to amend.

In the purported class action relating to various mortgage pass-through and asset-backed certificates issued by various securitization trusts in 2006, defendants moved to dismiss the complaint on August 10, 2009. Rather than respond, plaintiff filed an amended complaint on September 18, 2009. Defendants moved to dismiss the amended complaint on November 2, 2009.

Auction Products Matters

Following the dismissal of the shareholder derivative action, the named plaintiff in such action sent the Board a letter demanding that the Board investigate the allegations set forth in the complaint. The Board is considering the demand letter.

Washington Mutual Securities Litigation

By a decision dated October 27, 2009, the federal district court granted and denied in part the underwriters’ motion to dismiss.

Britannia Bulk Securities Litigation

By a decision dated October 19, 2009, the federal district court granted the underwriter defendants’ motion to dismiss but provided for further consideration of certain claims against other defendants.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended September 25, 2009.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
Month #1	—	—	—	60,838,106
(June 27, 2009 to July 31, 2009)
Month #2	—	—	—	60,838,106
(August 1, 2009 to August 28, 2009)
Month #3	—	—	—	60,838,106
(August 29, 2009 to September 25, 2009)

Total	—		—

(1)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation.

The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. The total remaining authorization under the repurchase program was 60,838,106 shares as of October 23, 2009; the repurchase program has no set expiration or termination date.

Item 5:	Other Information

Amendments to Articles of Incorporation or By-Laws

Amendments to Restated Certificate of Incorporation

On November 2, 2009, Group Inc. filed a Certificate of Elimination with the Secretary of State of the State of Delaware which, upon filing, had the effect of eliminating from our Restated Certificate of Incorporation all matters set forth therein with respect to the TARP Series H Preferred Stock, which had previously been repurchased in full from the U.S. Treasury. A copy of the Certificate of Elimination is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein. A Restated Certificate of Incorporation reflecting these changes was filed with the Secretary of State of the State of Delaware on November 2, 2009, and a copy is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Amendments to Amended and Restated By-Laws

At our 2009 annual meeting earlier this year, holders of a majority of the outstanding shares of our common stock approved a shareholder proposal requesting that the Board take the steps necessary to change the supermajority provisions in our Restated Certificate of Incorporation and our Amended and Restated By-Laws (By-Laws) to a simple majority of votes cast, in compliance with applicable laws. Taking into account these voting results, the Board has determined that it is in the best interests of our firm to remove all supermajority provisions from our constituent documents. The Board amended our By-Laws, effective October 30, 2009, to change the default threshold required for approval of management and shareholder proposals to a majority of shares present in person or represented by proxy at the meeting and entitled to vote. Section 1.8 of our By-Laws was amended and Section 1.12 of our By-Laws was eliminated in its entirety to effect this change. This change does not affect director elections, which will continue to be governed by our existing majority voting and other by-law provisions. The Board also determined to submit a management proposal at next year’s annual meeting to remove the supermajority voting provisions in our Restated Certificate of Incorporation because shareholder approval is required to effect those changes. Our Board will recommend a vote in favor of those amendments.

In addition, the Board made several clarifying and updating changes to our By-Laws, effective October 30, 2009, as follows:

•	Section 1.3 of the By-Laws was amended to provide for notices of stockholder meetings to be delivered by electronic mail or electronic network posting, and to provide for “householding” as permitted by Section 233 of the Delaware General Corporation Law and Rule 14a-3(e) under the Exchange Act;

•	Section 1.11(c) of the By-Laws was amended to clarify that for any matter to be properly brought before a special meeting of stockholders, the matter must be set forth in the notice for such meeting given by or at the direction of the Board; and

•	Section 1.11(e) of the By-Laws was amended to clarify that a postponement of an annual meeting that has already been publicly noticed will not commence a new period for giving notice.

The foregoing summary of the amendments to the By-Laws is qualified in its entirety by reference to the By-Laws, as amended, a copy of which is attached as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6:	Exhibits

Exhibits:

3.1	Certificate of Elimination of Fixed Rate Cumulative Perpetual Preferred Stock, Series H, of The Goldman Sachs Group, Inc.

3.2	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc.

3.3	Amended and Restated By-Laws of The Goldman Sachs Group, Inc.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.

32.1	Section 1350 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 25, 2009 and August 29, 2008, (ii) the Condensed Consolidated Statements of Financial Condition as of September 25, 2009 and November 28, 2008, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 25, 2009 and year ended November 28, 2008, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 2009 and August 29, 2008, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 25, 2009 and August 29, 2008 and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: November 3, 2009