Form 10-K
period 2009-12-31
GOLDMAN SACHS GROUP INC
filed 2010-03-01
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission File Number: 001-14965

The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street New York, N.Y.	10282 (Zip Code)
(Address of principal executive offices)

(212) 902-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $.01 per share	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series A	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of 6.20% Non-Cumulative Preferred Stock, Series B	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series C	New York Stock Exchange
Depositary Shares, Each Representing 1/1,000th Interest in a Share of Floating Rate Non-Cumulative Preferred Stock, Series D	New York Stock Exchange
5.793% Fixed-to-Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital II (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Floating Rate Normal Automatic Preferred Enhanced Capital Securities of Goldman Sachs Capital III (and Registrant’s guarantee with respect thereto)	New York Stock Exchange
Medium-Term Notes, Series B, Index-Linked Notes due February 2013; Index-Linked Notes due April 2013; Index-Linked Notes due May 2013; Index-Linked Notes due 2010; and Index-Linked Notes due 2011	NYSE Alternext US
Medium-Term Notes, Series B, Floating Rate Notes due 2011	New York Stock Exchange
Medium-Term Notes, Series A, Index-Linked Notes due 2037 of GS Finance Corp. (and Registrant’s guarantee with respect thereto)	NYSE Arca
Medium-Term Notes, Series B, Index-Linked Notes due 2037	NYSE Arca
Medium-Term Notes, Series D, 7.50% Notes due 2019	New York Stock Exchange
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
Yes  ☒     No  ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Large accelerated filer  ☒     Accelerated filer  ☐     Non-accelerated filer (Do not check if a smaller reporting company)  ☐     Smaller reporting company  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒
     As of June 26, 2009, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $73.9 billion.
     As of February 12, 2010, there were 526,251,090 shares of the registrant’s common stock outstanding.
     Documents incorporated by reference:  Portions of The Goldman Sachs Group, Inc.’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on May 7, 2010 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

THE GOLDMAN SACHS GROUP, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

		Page
Form 10-K Item Number:		No.

PART I		1
Item 1.	Business	1
	Introduction	1
	Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995	2
	Segment Operating Results	3
	Where We Conduct Business	4
	Business Segments	5
	Global Investment Research	13
	Business Continuity and Information Security	14
	Employees	14
	Competition	14
	Regulation	16
Item 1A.	Risk Factors	26
Item 1B.	Unresolved Staff Comments	38
Item 2.	Properties	39
Item 3.	Legal Proceedings	40
Item 4.	Submission of Matters to a Vote of Security Holders	49
	Executive Officers of The Goldman Sachs Group, Inc	50

PART II		52
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	52
Item 6.	Selected Financial Data	53
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	121
Item 8.	Financial Statements and Supplementary Data	122
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	225
Item 9A.	Controls and Procedures	225
Item 9B.	Other Information	225

PART III		226
Item 10.	Directors, Executive Officers and Corporate Governance	226
Item 11.	Executive Compensation	226
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	226
Item 13.	Certain Relationships and Related Transactions, and Director Independence	227
Item 14.	Principal Accountant Fees and Services	227

PART IV		228
Item 15.	Exhibits and Financial Statement Schedules	228
SIGNATURES		II-1
EX-10.6: AMENDED AND RESTATED SHAREHOLDERS' AGREEMENT
EX-10.30: FORM OF YEAR-END RSU AWARD AGREEMENT (NOT FULLY VESTED)
EX-10.31: FORM OF YEAR-END RSU AWARD AGREEMENT (FULLY VESTED)
EX-10.32: FORM OF YEAR-END RSU AWARD AGREEMENT (FRENCH ALTERNATIVE AWARD)
EX-10.34: FORM OF NON-EMPLOYEE DIRECTOR OPTION AWARD AGREEMENT
EX-10.35: FORM OF NON-EMPLOYEE DIRECTOR RSU AWARD AGREEMENT
EX-10.36: DESCRIPTION OF NON-EMPLOYEE DIRECTOR COMPENSATION
EX-10.42: FORM OF SIGNATURE CARD FOR EQUITY AWARDS
EX-10.51: AMENDED GUARANTEE AGREEMENT BETWEEN GROUP INC. AND GS BANK
EX-10.53: FORM OF PERFORMANCE-BASED ONE-TIME RSU AWARD AGREEMENT
EX-10.54: FORM OF MAKE-WHOLE ONE-TIME RSU AWARD AGREEMENT
EX-10.55: FORM OF INCENTIVE ONE-TIME RSU AWARD AGREEMENT
EX-10.56: FORM OF SIGNATURE CARD FOR EQUITY AWARDS (EMPLOYEES IN ASIA EX CHINA)
EX-10.57: FORM OF SIGNATURE CARD FOR EQUITY AWARDS (EMPLOYEES IN CHINA)
EX-10.60: FORM OF YEAR-END RSU AWARD AGREEMENT (UK)
EX-10.61: FORM OF YEAR-END SUPPLEMENTAL RSU AWARD AGREEMENT (UK)
EX-10.62: FORM OF YEAR-END SUPPLEMENTAL RSU AWARD AGREEMENT (UK AND FRANCE)
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

Introduction

Goldman Sachs is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. On May 7, 1999, we converted from a partnership to a corporation and completed an initial public offering of our common stock. The Goldman Sachs Group, Inc. (Group Inc.) is a bank holding company and a financial holding company regulated by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the U.S. Bank Holding Company Act of 1956 (BHC Act). Our depository institution subsidiary, Goldman Sachs Bank USA (GS Bank USA), is a New York State-chartered bank.

Our activities are divided into three segments: (i) Investment Banking, (ii) Trading and Principal Investments and (iii) Asset Management and Securities Services.

All references to 2009, 2008 and 2007 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2009, November 28, 2008 and November 30, 2007, respectively. When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean Group Inc., a Delaware corporation, and its consolidated subsidiaries. References herein to this Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. This change in the firm’s fiscal year-end resulted in a one-month transition period that began on November 29, 2008 and ended on December 26, 2008. Financial information for this fiscal transition period is included in Part II, Item 8 of this Annual Report on Form 10-K. In April 2009, the Board of Directors of Group Inc. approved a change in the firm’s fiscal year-end from the last Friday of December to December 31. Fiscal 2009 began on December 27, 2008 and ended on December 31, 2009.

Financial information concerning our business segments and geographic regions for each of 2009, 2008 and 2007 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and the notes thereto, and the supplemental financial information, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K.

Our internet address is www.gs.com and the investor relations section of our web site is located at www.gs.com/shareholders. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934 (Exchange Act), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our certificate of incorporation and by-laws, charters for our Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee, our Policy Regarding Director Independence Determinations, our Policy on Reporting of Concerns Regarding Accounting and Other Matters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics governing our directors, officers and employees. Within the time period required by the SEC, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer (as defined in the Code). In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and directors, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our Investor Relations Department can be contacted at The Goldman Sachs Group, Inc., 200 West Street, 19th Floor, New York, New York 10282, Attn: Investor Relations, telephone: 212-902-0300, e-mail: gs-investor-relations@gs.com.

Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995

We have included or incorporated by reference in this Annual Report on Form 10-K, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include our belief regarding the effect of various legal proceedings, as set forth under “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K, as well as statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include, among others, those discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

In the case of statements about our investment banking transaction backlog, such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or continued weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Segment Operating Results
(in millions)

		Year Ended
		December	November	November
		2009	2008	2007

Investment	Net revenues	$4,797	$5,185	$7,555
Banking	Operating expenses	3,527	3,143	4,985

	Pre-tax earnings	$1,270	$2,042	$2,570

Trading and Principal	Net revenues	$34,373	$9,063	$31,226
Investments	Operating expenses	17,053	11,808	17,998

	Pre-tax earnings/(loss)	$17,320	$(2,745)	$13,228

Asset Management and	Net revenues	$6,003	$7,974	$7,206
Securities Services	Operating expenses	4,660	4,939	5,363

	Pre-tax earnings	$1,343	$3,035	$1,843

Total	Net revenues	$45,173	$22,222	$45,987
	Operating expenses (1)	25,344	19,886	28,383

	Pre-tax earnings	$19,829	$2,336	$17,604

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $104 million, $(4) million and $37 million for the years ended December 2009, November 2008 and November 2007, respectively, that have not been allocated to our segments.

Where We Conduct Business

As of December 31, 2009, we operated offices in over 30 countries and 42% of our 32,500 total staff were based outside the Americas (which includes the countries in North and South America). In 2009, we derived 44% of our net revenues outside of the Americas. See geographic information in Note 18 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Our businesses are supported by our Global Investment Research division, which, as of December 2009, provided research coverage of more than 3,000 companies worldwide and over 45 national economies, and maintained a presence in locations around the world.

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
• Equities and options exchange-based market-making activities
• Securities, futures and options clearing services
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
• Financing services
• Securities lending

Investment Banking

Investment Banking represented 11% of 2009 net revenues. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals and seek to develop and maintain long-term relationships with these clients as their lead investment bank.

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

Trading and Principal Investments

Trading and Principal Investments represented 76% of 2009 net revenues. Trading and Principal Investments facilitates client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. We also take proprietary positions on certain of these products. In addition, we engage in market-making activities on equities and options exchanges, and we clear client transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investing activities, we make principal investments directly and through funds that we raise and manage.

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

Fixed Income, Currency and Commodities and Equities

Fixed Income, Currency and Commodities (FICC) and Equities are large and diversified operations through which we assist clients with their investing and trading strategies and also engage in proprietary trading and investing activities.

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

Commodities.  We make markets in and trade a wide variety of commodities, commodity derivatives and interests in commodity-related assets, including oil and oil products, metals, natural gas and electricity, coal and agricultural products. As part of our commodities business, we acquire and dispose of interests in, and engage in the development and operation of, electric power generation facilities and related activities.

Credit Products.  We make markets in and trade a broad array of credit and credit-linked products all over the world, including credit derivatives, investment-grade corporate securities, high-yield securities, bank and secured loans (origination and trading), municipal securities, and emerging market and distressed debt. For example, we enter, as principal, into complex structured transactions designed to meet client needs.

In addition, we provide credit through bridge and other loan facilities to a broad range of clients. Commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources. As part of our ongoing credit origination activities, we may seek to reduce our credit risk on commitments by syndicating all or substantial portions of commitments to other investors or, upon funding, by securitizing the positions through investment vehicles sold to other investors. Underwriting fees from syndications of these commitments are recorded in debt underwriting in our Investment Banking segment. However, to the extent that we recognize losses on these commitments, such losses are recorded within our Trading and Principal Investments segment, net of any related underwriting fees. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our commitments.

Our credit products business includes making significant long-term and short-term investments for our own account (sometimes investing together with our merchant banking funds) in a broad array of asset classes (including distressed debt) globally. We opportunistically invest in debt and equity securities and secured loans, and in private equity, real estate and other assets.

Currencies.  We act as a dealer in foreign exchange and trade in most currencies on exchanges and in cash and derivative markets globally.

Interest Rate Products.  We make markets in and trade a variety of interest rate products, including interest rate swaps, options and other derivatives, and government bonds, as well as money market instruments, such as commercial paper, treasury bills, repurchase agreements and other highly liquid securities and instruments. This business includes our matched book, which consists of short-term collateralized financing transactions.

Mortgage Business.  We make markets in and trade commercial and residential mortgage-related securities and loan products and other asset-backed and derivative instruments. We acquire positions in these products for trading purposes as well as for securitization or syndication. We also originate and service commercial and residential mortgages.

Equities

We make markets in and trade equities and equity-related products, structure and enter into equity derivative transactions, and engage in proprietary trading. We generate commissions from executing and clearing client transactions on major stock, options and futures exchanges worldwide through our Equities client franchise and clearing activities.

Equities includes two principal businesses: our client franchise business and principal strategies. We also engage in exchange-based market-making activities and in insurance activities.

Client Franchise Business.  Our client franchise business includes primarily client-driven activities in the shares, equity derivatives and convertible securities markets. These activities also include clearing client transactions on major stock, options and futures exchanges worldwide, as well as our exchange-based options market-making business. Our client franchise business increasingly involves providing our clients with access to electronic “low-touch” equity trading platforms, and electronic trades account for the majority of our client trading activity in this business. However, a majority of our net revenues in this business continues to be derived from our traditional “high-touch” handling of more complex trades. We expect both types of trading activities to remain important components of our client franchise business.

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

Our derivatives business structures and executes derivatives on indices, industry groups, financial measures and individual company stocks. We develop strategies and provide information with respect to portfolio hedging and restructuring and asset allocation transactions. We also work with our clients to create specially tailored instruments to enable sophisticated investors to undertake hedging strategies and to establish or liquidate investment positions. We are one of the leading participants in the trading and development of equity derivative instruments. In listed options, we are registered as a primary or lead market maker or otherwise make markets on the International Securities Exchange, the Chicago Board Options Exchange, NYSE Arca, the Boston Options Exchange, the Philadelphia Stock Exchange and NYSE Alternext US. In futures and options on futures, we are market makers on the Chicago Mercantile Exchange and the Chicago Board of Trade.

Principal Strategies.  Our principal strategies business is a multi-strategy investment business that invests and trades our capital across global public markets. Investment strategies include fundamental equities and relative value trading (which involves trading strategies designed to take advantage of perceived discrepancies in the relative value of financial instruments, including equity, equity-related and debt instruments), event-driven investments (which focus on event-oriented special situations such as corporate restructurings, bankruptcies, recapitalizations, mergers and acquisitions, and legal and regulatory events), convertible bond trading and various types of volatility trading.

Exchange-Based Market-Making Activities.  Our exchange-based market-making business consists of our stock and exchange-traded funds (ETF) market-making activities. In the United States, we are one of the leading Designated Market Makers for stocks traded on the NYSE. For ETFs, we are registered market makers on NYSE Arca.

Insurance Activities.  We engage in a range of insurance and reinsurance businesses, including buying, originating and/or reinsuring fixed and variable annuity and life insurance contracts, reinsuring property catastrophe and residential homeowner risks and providing power interruption coverage to power generating facilities.

Principal Investments

Principal Investments primarily includes net revenues from three sources: returns on corporate and real estate investments; overrides on corporate and real estate investments made by merchant banking funds that we manage; and our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC).

Returns on Corporate and Real Estate Investments.  As of December 2009, the aggregate carrying value of our principal investments held directly or through our merchant banking funds, excluding our investment in the ordinary shares of ICBC and our investment in the convertible preferred stock of Sumitomo Mitsui Financial Group, Inc. (SMFG), was $13.98 billion, comprised of corporate principal investments with an aggregate carrying value of $12.60 billion and real estate investments with an aggregate carrying value of $1.38 billion. In addition, as of December 2009, we had outstanding unfunded equity capital commitments of up to $12.27 billion, comprised of corporate principal investment commitments of $9.82 billion and real estate investment commitments of $2.45 billion.

Overrides.  Consists of the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns (typically referred to as an override). Overrides are recognized in net revenues when all material contingencies have been resolved.

ICBC.  Our investment in the ordinary shares of ICBC is valued using the quoted market price adjusted for transfer restrictions. Under the original transfer restrictions, the ICBC shares we held would have become free from transfer restrictions in equal installments on April 28, 2009 and October 20, 2009. During the quarter ended March 2009, the shares became subject to new supplemental transfer restrictions. Under these new supplemental transfer restrictions, on April 28, 2009, 20% of the ICBC shares that we held became free from transfer restrictions and we completed the disposition of these shares during the second quarter of 2009. Our remaining ICBC shares are subject to transfer restrictions, which prohibit liquidation at any time prior to April 28, 2010. As of December 2009, the fair value of our investment in the ordinary shares of ICBC was $8.11 billion, of which $5.13 billion is held by investment funds managed by Goldman Sachs. For further information regarding our investment in the ordinary shares of ICBC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Fair Value — Cash Instruments” in Part II, Item 7 of this Annual Report on Form 10-K.

Asset Management and Securities Services

Asset Management and Securities Services represented 13% of 2009 net revenues. Our asset management business provides investment and wealth advisory services and offers investment products (primarily through separately managed accounts and commingled vehicles) across all major asset classes to a diverse group of institutions and individuals worldwide. Asset Management primarily generates revenues in the form of management and incentive fees. Securities Services provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

Our Asset Management and Securities Services segment is divided into two components: Asset Management and Securities Services.

Asset Management

Asset Management primarily consists of two related businesses — Goldman Sachs Asset Management (GSAM) and Private Wealth Management (PWM) — through which we offer a broad array of investment strategies and wealth advisory services to a diverse group of clients worldwide. In addition, Asset Management includes management fees related to our merchant banking activities.

GSAM.  GSAM provides asset management services and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes: money markets, fixed income, equities and alternative investments (including hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies). GSAM distributes investment products directly to the firm’s institutional clients, including pension funds, governmental organizations, corporations, insurance companies, banks, foundations and endowments, and indirectly to institutional and individual clients through third-party distribution channels, including brokerage firms, banks, insurance companies and other financial intermediaries. In addition, our Global Portfolio Solutions team offers clients investment and advisory services extending to risk management, portfolio implementation, reporting and monitoring.

PWM.  PWM provides investment and wealth advisory services globally to high-net-worth individuals, family offices and selected institutions (principally foundations and endowments).

Management of Merchant Banking Funds.  Goldman Sachs sponsors numerous corporate and real estate private investment funds. As of December 2009, the amount of Assets under management (AUM) in these funds (including both funded amounts and unfunded commitments on which we earn fees) was $93 billion.

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

Assets under management.  AUM typically generates fees as a percentage of asset value, which is affected by investment performance and by inflows and redemptions. The fees that we charge vary by asset class, as do our related expenses. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends (in most cases, on December 31) and they are no longer subject to adjustment.

AUM includes assets in our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Alternative investments include our merchant banking funds, which generate revenues as described above under “— Management of Merchant Banking Funds.” AUM includes assets in clients’ brokerage accounts to the extent that they generate fees based on the assets in the accounts rather than commissions on transactional activity in the accounts.

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

The amount of AUM is set forth in the graph below. In the following graph, as well as in the following tables, substantially all assets under management are valued as of December 31 (in the case of 2009) and November 30 (in the case of earlier years):

Assets Under Management
(in billions)

The following table sets forth AUM by asset class:

Assets Under Management by Asset Class
(in billions)

	As of
	December 31,	November 30,	November 30,
	2009	2008	2007
Alternative investments (1)	$146	$146	$151
Equity	146	112	255
Fixed income	315	248	256

Total non-money market assets	607	506	662
Money markets	264	273	206

Total assets under management	$871	$779	$868

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The table below sets forth the amount of AUM by distribution channel and client category:

Assets Under Management by Distribution Channel
(in billions)

	As of
	December 31,	November 30,	November 30,
	2009	2008	2007
• Directly Distributed
— Institutional	$297	$273	$354
— High-net-worth individuals	231	215	219

• Third-Party Distributed
— Institutional, high-net-worth individuals and retail	343	291	295

Total	$871	$779	$868

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

Securities lending services.  Securities lending services principally involve the borrowing and lending of securities to cover clients’ and Goldman Sachs’ short sales and otherwise to make deliveries into the market. In addition, we are an active participant in the broker-to-broker securities lending business and the third-party agency lending business. As a general matter, net revenues in securities lending services in our second quarter are higher due to seasonally higher activity levels in Europe.

Global Investment Research

Global Investment Research provides fundamental research on companies, industries, economies, currencies and commodities and macro strategy research on a worldwide basis.

Global Investment Research employs a team approach that as of December 2009 provided research coverage of more than 3,000 companies worldwide and over 45 national economies. This is accomplished by the following departments:

•	The Equity Research Departments provide fundamental analysis, earnings forecasts and investment opinions for equity securities;

•	The Credit Research Department provides fundamental analysis, forecasts and investment opinions as to investment-grade and high-yield corporate bonds and credit derivatives; and

•	The Global ECS Department formulates macroeconomic forecasts for economic activity, foreign exchange and interest rates, provides research on the commodity markets, and provides equity market forecasts, opinions on both asset and industry sector allocation, equity trading strategies, credit trading strategies and options research.

Further information regarding research at Goldman Sachs is provided below under “— Regulation — Regulations Applicable in and Outside the United States” and “Legal Proceedings — Research Independence Matters” in Part I, Item 3 of this Annual Report on Form 10-K.

Business Continuity and Information Security

Business continuity and information security are high priorities for Goldman Sachs. Our Business Continuity Program has been developed to provide reasonable assurance of business continuity in the event of disruptions at the firm’s critical facilities and to comply with the regulatory requirements of the Financial Industry Regulatory Authority. Because we are a bank holding company, our Business Continuity Program is also subject to review by the Federal Reserve Board. The key elements of the program are crisis management, people recovery facilities, business recovery, systems and data recovery, and process improvement. In the area of information security, we have developed and implemented a framework of principles, policies and technology to protect the information assets of the firm and our clients. Safeguards are applied to maintain the confidentiality, integrity and availability of information resources.

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

As of December 2009, we had 32,500 total staff, excluding staff at consolidated entities held for investment purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Operating Expenses” in Part II, Item 7 of this Annual Report on Form 10-K for additional information on our consolidated entities held for investment purposes.

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

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees and to continue to compensate employees competitively amid intense public and regulatory scrutiny on the compensation practices of large financial institutions. Our pay practices and those of our principal competitors are subject to review by, and the standards of, the Federal Reserve Board and regulators outside the United States, including the Financial Services Authority (FSA) in the United Kingdom. See “Regulation — Banking Regulation — Compensation Practices” below and “Risk Factors — Our businesses may be adversely affected if we are unable to hire and retain qualified employees” in Part I, Item 1A of this Annual Report on Form 10-K for more information on the regulation of our compensation practices.

Over time, there has been substantial consolidation and convergence among companies in the financial services industry. This trend accelerated in recent years as the credit crisis caused numerous mergers and asset acquisitions among industry participants. Many commercial banks and other broad-based financial services firms have had the ability for some time to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services, which may enhance their competitive position. They also have had the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share, which has resulted in pricing pressure in our investment banking and trading businesses and could result in pricing pressure in other of our businesses.

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

We provide these commitments primarily through GS Bank USA and its subsidiaries (including the William Street entities) and through Goldman Sachs Lending Partners LLC. With respect to most of these commitments, SMFG provides us with credit loss protection that is generally limited to 95% of the first loss we realize on approved loan commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon our request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection has been provided as of December 2009. We also use other financial instruments to mitigate credit risks related to certain of these commitments that are not covered by SMFG. See Note 8 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the William Street entities and for a description of the credit loss protection provided by SMFG. An increasing number of our commitments in connection with investment banking and other assignments are made through GS Bank USA and its subsidiaries (other than the William Street entities) or our other subsidiaries. In addition, an increasing number of these commitments do not benefit from the SMFG loss protection.

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

We have experienced intense price competition in some of our businesses in recent years. For example, over the past several years the increasing volume of trades executed electronically, through the internet and through alternative trading systems, has increased the pressure on trading commissions, in that commissions for “low-touch” electronic trading are generally lower than for

“high-touch” non-electronic trading. It appears that this trend toward electronic and other “low-touch,” low-commission trading will continue. In addition, we believe that we will continue to experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by further reducing prices.

Regulation

Goldman Sachs, as a participant in the banking, securities, commodity futures and options and insurance industries, is subject to extensive regulation in the United States and the other countries in which we operate. See “Risk Factors — Our businesses and those of our clients are subject to extensive and pervasive regulation around the world” in Part I, Item 1A of this Annual Report on Form 10-K for a further discussion of the effect that regulation may have on our businesses. As a matter of public policy, regulatory bodies around the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of clients participating in those markets, including depositors in U.S. depository institutions such as GS Bank USA. They are not, however, generally charged with protecting the interests of Goldman Sachs’ shareholders or creditors.

Recent market disruptions have led to numerous proposals in the United States and internationally for potentially significant changes in the regulation of the financial services industry. See “Risk Factors — Our business and those of our clients are subject to extensive and pervasive regulation around the world” in Part I, Item 1A of this Annual Report on Form 10-K for a further discussion of some of these proposals and their potential impact on us.

Banking Regulation

On September 21, 2008, Group Inc. became a bank holding company under the BHC Act. As of that date, the Federal Reserve Board became the primary U.S. regulator of Group Inc., as a consolidated entity. As of August 14, 2009, Group Inc. elected to become a financial holding company under the U.S. Gramm-Leach-Bliley Act of 1999 (GLB Act), as described below.

Supervision and Regulation

As a bank holding company and a financial holding company under the BHC Act, Group Inc. is subject to supervision and examination by the Federal Reserve Board. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve Board supervises Group Inc., including all of its nonbank subsidiaries, as an “umbrella regulator” of the consolidated organization and generally defers to the primary U.S. regulators of Group Inc.’s U.S. depository institution subsidiary, as applicable, and to the other U.S. regulators of Group Inc.’s U.S. non-depository institution subsidiaries that regulate certain activities of those subsidiaries. Such “functionally regulated” non-depository institution subsidiaries include broker-dealers registered with the SEC, such as our principal U.S. broker-dealer, Goldman, Sachs & Co. (GS&Co.), insurance companies regulated by state insurance authorities, investment advisors registered with the SEC with respect to their investment advisory activities and entities regulated by the U.S. Commodity Futures Trading Commission (CFTC) with respect to certain futures-related activities.

Activities

The BHC Act generally restricts bank holding companies from engaging in business activities other than the business of banking and certain closely related activities. As a financial holding company under the GLB Act, we may engage in a broader range of financial and related activities than are permissible for bank holding companies as long as we continue to meet the eligibility requirements for financial holding companies. These activities include underwriting, dealing and making markets in securities, insurance underwriting and making merchant banking investments in nonfinancial companies. In addition, we are permitted under the GLB Act to continue to engage in certain commodities activities in the United States that were impermissible for bank holding companies as of September 30, 1997, if the assets held pursuant to these activities do not equal 5% or more of our consolidated assets. Our ability to maintain financial holding company status is dependent on a number of factors, including our U.S. depository institution subsidiaries continuing to qualify as “well capitalized” and “well-managed” as described under “— Prompt Corrective Action” below.

Although we do not believe that any activities that are material to our current or currently proposed business are impermissible activities for us as a financial holding company, the BHC Act also grants a new bank holding company, such as Group Inc., two years from the date the entity becomes a bank holding company to comply with the restrictions on its activities imposed by the BHC Act with respect to any activities in which it was engaged when it became a bank holding company. In addition, under the BHC Act, we can apply to the Federal Reserve Board for up to three one-year extensions.

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

We report capital ratios computed in accordance with the regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). These ratios are used by the Federal Reserve Board and other U.S. federal banking agencies in the supervisory review process, including the assessment of the firm’s capital adequacy.

Our Tier 1 capital consists of common shareholders’ equity, qualifying preferred stock and our junior subordinated debt issued to trusts, less deductions for goodwill, disallowed intangible assets and other items. Our total capital consists of our Tier 1 capital and our qualifying subordinated debt, less certain deductions. Our total capital ratio is equal to total capital as a percentage of Risk-Weighted Assets (RWAs), which are calculated in accordance with the Federal Reserve Board’s risk-based capital requirements, and our Tier 1 capital ratio is equal to Tier 1 capital as a percentage of RWAs. The calculation of RWAs is based on the amount of the firm’s market risk and credit risk. Certain measures included in the calculation of the firm’s RWAs for market risk are under review by the Federal Reserve Board. Additional information on the calculation of our Tier 1 capital, total capital and RWAs is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Equity Capital — Consolidated Capital Requirements,” and in Note 17 to the consolidated financial statements, which are in Part II, Items 7 and 8 of this Annual Report on Form 10-K.

As of December 2009, our total capital ratio was 18.2%, and our Tier 1 capital ratio was 15.0%.

We are currently working to implement the requirements set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II) as applicable to us as a bank holding company. U.S. banking regulators have incorporated the Basel II framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., transition to Basel II over several years. During a parallel period, we anticipate that Group Inc.’s capital calculations computed under both the Basel I rules and the Basel II rules will be reported to the Federal Reserve Board for examination and compliance for at least four consecutive quarterly periods. Once the parallel period and subsequent three-year transition period are successfully completed, Group Inc. will utilize the Basel II framework as its means of capital adequacy assessment, measurement and reporting and will discontinue use of Basel I. The Basel II framework was implemented in several countries during the second half of 2007 and in 2008, while others began implementation in 2009. The Basel II rules therefore already apply to certain of our operations in non-U.S. jurisdictions.

The Federal Reserve Board also has established minimum leverage ratio requirements. The Tier 1 leverage ratio is defined as Tier 1 capital under Basel I divided by adjusted average total assets (which includes adjustments for disallowed goodwill and certain intangible assets). The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum Tier 1 leverage ratio of 4%. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. As of December 2009, our Tier 1 leverage ratio under Basel I was 7.6%.

Payment of Dividends

Federal and state law imposes limitations on the payment of dividends by our bank depository institution subsidiaries. The amount of dividends that may be paid by a state-chartered bank that is a member of the Federal Reserve System, such as GS Bank USA or our national bank trust company subsidiary, is limited to the lesser of the amounts calculated under a “recent earnings” test and an “undivided profits” test. Under the recent earnings test, a dividend may not be paid if the total of all dividends declared by a bank in any calendar year is in excess of the current year’s net income combined with the retained net income of the two preceding years, unless the bank obtains the approval of its chartering authority. Under the undivided profits test, a dividend may not be paid in excess of a bank’s “undivided profits.” New York law imposes similar limitations on New York State-chartered banks. As of December 2009, GS Bank USA could have declared dividends of $3.30 billion to Group Inc. in accordance with these limitations. In addition to the dividend restrictions described above, the banking regulators have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise if, in the banking regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in light of the financial condition of the banking organization.

It is also the policy of the Federal Reserve Board that a bank holding company generally only pay dividends on common stock out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. In the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged dividend pay-out ratios that are at the 100% level unless both asset quality and capital are very strong. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of bank depository institution subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such bank depository institution subsidiaries. Under temporary guidelines in effect for the “near- to medium-term,” certain large bank holding companies (including Group Inc.) are required to consult with the Federal Reserve Board before increasing dividends. In addition, certain of Group Inc.’s nonbank subsidiaries are subject to separate regulatory limitations on dividends and distributions, including our broker-dealer and our insurance subsidiaries as described below.

Source of Strength

Under Federal Reserve Board policy, Group Inc. is expected to act as a source of strength to GS Bank USA and to commit capital and financial resources to support this subsidiary. Such support may be required by the Federal Reserve Board at times when we might otherwise determine not to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Cross-guarantee Provisions

Each insured depository institution “controlled” (as defined in the BHC Act) by the same bank holding company can be held liable to the U.S. Federal Deposit Insurance Corporation for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those banks that is in danger of default. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution. At this time, we control only one insured depository institution for this purpose, namely GS Bank USA. However, if, in the future, we were to control other insured depository institutions, such cross-guarantee would apply to all such insured depository institutions.

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve Board. In October 2009, the Federal Reserve Board issued a comprehensive proposal on incentive compensation policies that applies to all banking organizations supervised by the Federal Reserve Board, including bank holding companies such as Group Inc. The proposal sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, be compatible with effective internal controls and risk management, and be supported by strong corporate governance. The proposal also contemplates a detailed review by the Federal Reserve Board of the incentive compensation policies and practices of a number of “large, complex banking organizations,” including us. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The scope and content of the Federal Reserve Board’s policies on executive compensation are continuing to develop, and we expect that these policies will evolve over a number of years.

In September 2009, the Financial Stability Board, established at the direction of the leaders of the Group of 20, released standards for implementing certain compensation principles for banks and other financial companies designed to encourage sound compensation practices. These standards are to be implemented by local regulators. Thus far, regulators in a number of countries, including the United Kingdom, France and Germany, have proposed or adopted policies related to compensation at financial institutions. These policies are in addition to the proposals made by the Federal Reserve Board in October 2009. The United Kingdom has proposed a non-deductible 50% tax on certain financial institutions in respect of discretionary bonuses in excess of £25,000 awarded under arrangements made between December 9, 2009 and April 5, 2010 to “relevant banking employees.” Separately, the FDIC has solicited comments on whether to amend its risk-based deposit insurance assessment system to potentially increase assessment rates on financial institutions with compensation programs that put the Deposit Insurance Fund at risk.

FDIC Temporary Liquidity Guarantee Program

Group Inc. and GS Bank USA participated in the FDIC’s Temporary Liquidity Guarantee Program (TLGP), which applied to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they opted out of the TLGP or the FDIC terminated their participation. Under the TLGP, the FDIC guarantees certain senior unsecured debt of Group Inc., and, until December 31, 2009, guaranteed noninterest-bearing transaction account deposits at GS Bank USA, and in return for these guarantees the FDIC was paid a fee based on the amount of the deposit or the amount and maturity of the debt. Under the debt guarantee component of the TLGP, the FDIC will pay the unpaid principal and interest on an FDIC-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. We have not issued long-term debt under the TLGP since March 2009, and all of our previously issued debt under the TLGP will mature on or prior to June 15, 2012. The debt guarantee component expired with respect to new issuances by us on October 31, 2009. Effective January 1, 2010, GS Bank USA is not participating in the transaction account guarantee component of the TLGP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Funding Risk — Asset-Liability Management” in Part II, Item 7 of this Annual Report on Form 10-K for a further discussion of our participation in the TLGP.

GS Bank USA

Our U.S. depository institution subsidiary, GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. A number of our businesses are conducted partially or entirely through GS Bank USA and its subsidiaries, including: bank loan trading and origination; interest rate, credit, currency and other derivatives; leveraged finance; commercial and residential mortgage origination, trading and servicing; structured finance; and agency lending, custody and hedge fund administration services. These businesses are subject to regulation by the Federal Reserve Board, the New York State Banking Department and the FDIC.

Deposit Insurance

GS Bank USA accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The FDIC’s Deposit Insurance Fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that it holds. The FDIC required us to prepay our estimated assessments for all of 2010, 2011 and 2012 on December 30, 2009. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. We also participated in the TLGP as discussed above under “— FDIC Temporary Liquidity Guarantee Program.”

Prompt Corrective Action

The U.S. Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet specified capital requirements. FDICIA establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is generally deemed to be “well capitalized,” the highest category, if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater. In connection with the November 2008 asset transfer described under “— Transactions with Affiliates” below, GS Bank USA agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%. As of December 2009, GS Bank USA’s Tier 1 capital ratio was 14.9%, its total capital ratio was 19.3% and its Tier 1 leverage ratio was 15.4%. GS Bank USA computes its capital ratios in accordance with the regulatory capital requirements currently applicable to state member banks, which are based on Basel I as implemented by the Federal Reserve Board. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, as the capital category of an institution declines. Failure to meet the capital requirements could also subject a depository institution to capital raising requirements. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

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

Transactions with Affiliates

Transactions between GS Bank USA and Group Inc. and its subsidiaries and affiliates are regulated by the Federal Reserve Board. These regulations limit the types and amounts of transactions (including loans to and credit extensions from GS Bank USA) that may take place and generally require those transactions to be on an arms-length basis. These regulations generally do not apply to transactions between GS Bank USA and its subsidiaries. In November 2008, Group Inc. transferred assets and operations to GS Bank USA. In connection with this transfer, Group Inc. entered into a guarantee agreement with GS Bank USA whereby Group Inc. agreed to (i) purchase from GS Bank USA certain transferred assets (other than derivatives and mortgage servicing rights) or reimburse GS Bank USA for certain losses relating to those assets; (ii) reimburse GS Bank USA for credit-related losses from assets transferred to GS Bank USA; and (iii) protect GS Bank USA or reimburse it for certain losses arising from derivatives and mortgage servicing rights transferred to GS Bank USA. In accordance with the guarantee agreement, as of December 2009, Group Inc. is also required to pledge approximately $4 billion of collateral to GS Bank USA.

Trust Companies

Group Inc.’s two limited purpose trust company subsidiaries operate under state or federal law. They are not permitted to and do not accept deposits or make loans (other than as incidental to their trust activities) and, as a result, are not insured by the FDIC. The Goldman Sachs Trust Company, N.A., a national banking association that is limited to fiduciary activities, is regulated by the Office of the Comptroller of the Currency and is a member bank of the Federal Reserve System. The Goldman Sachs Trust Company of Delaware, a Delaware limited purpose trust company, is regulated by the Office of the Delaware State Bank Commissioner.

U.S. Securities and Commodities Regulation

Goldman Sachs’ broker-dealer subsidiaries are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping, the financing of clients’ purchases, and the conduct of directors, officers and employees.

In the United States, the SEC is the federal agency responsible for the administration of the federal securities laws. GS&Co. is registered as a broker-dealer and as an investment adviser with the SEC and as a broker-dealer in all 50 states and the District of Columbia. Self-regulatory organizations, such as FINRA and the NYSE, adopt rules that apply to, and examine, broker-dealers such as GS&Co. In addition, state securities and other regulators also have regulatory or oversight authority over GS&Co. Similarly, our businesses are also subject to regulation by various non-U.S. governmental and regulatory bodies and self-regulatory authorities in virtually all countries where we have offices. Goldman Sachs Execution & Clearing, L.P. (GSEC) and one of its subsidiaries are registered U.S. broker-dealers and are regulated by the SEC, the NYSE and FINRA. Goldman Sachs Financial Markets, L.P. is registered with the SEC as an OTC derivatives dealer and conducts certain OTC derivatives businesses.

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

GS&Co. and GSEC are subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of December 2009, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $13.65 billion, which exceeded the amount required by $11.81 billion. As of December 2009, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.97 billion, which exceeded the amount required by $1.86 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of December 2009, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements. These net capital requirements may have the effect of prohibiting these entities from distributing or withdrawing capital and may require prior notice to the SEC for certain withdrawals of capital. See Note 17 to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Our exchange-based market-making businesses are subject to extensive regulation by a number of securities exchanges. As a Designated Market Maker on the NYSE and as a market maker on other exchanges, we are required to maintain orderly markets in the securities to which we are assigned. Under the NYSE’s Designated Market Maker rules, this may require us to supply liquidity to these markets in certain circumstances.

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

In addition, as a result of our power-related and commodities activities, we are subject to extensive and evolving energy, environmental and other governmental laws and regulations, as discussed under “Risk Factors — Our commodities activities, particularly our power generation interests and our physical commodities businesses, subject us to extensive regulation, potential catastrophic events and environmental, reputational and other risks that may expose us to significant liabilities and costs” in Part I, Item 1A of this Annual Report on Form 10-K.

Other Regulation in the United States

Our U.S. insurance subsidiaries are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed, and Group Inc. is subject to oversight as an insurance holding company in states where our insurance subsidiaries are domiciled. State insurance regulations limit the ability of our insurance subsidiaries to pay dividends to Group Inc. in certain circumstances, and could require regulatory approval for any change in “control” of Group Inc., which may include control of 10% or more of our voting stock. In addition, a number of our other businesses, including our lending and mortgage businesses, require us to obtain licenses, adhere to applicable regulations and be subject to the oversight of various regulators in the states in which we conduct these businesses.

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

Regulation Outside the United States

Goldman Sachs provides investment services in and from the United Kingdom under the regulation of the FSA. Goldman Sachs International (GSI), our regulated U.K. broker-dealer, is subject to the capital requirements imposed by the FSA. As of December 2009, GSI was in compliance with the FSA capital requirements. Other subsidiaries, including Goldman Sachs International Bank, are also regulated by the FSA.

Goldman Sachs Bank (Europe) PLC (GS Bank Europe), our regulated Irish bank, is subject to minimum capital requirements imposed by the Irish Financial Services Regulatory Authority. As of December 2009, this bank was in compliance with all regulatory capital requirements. Group Inc. has issued a general guarantee of the obligations of this bank.

Various other Goldman Sachs entities are regulated by the banking, insurance and securities regulatory authorities of the European countries in which they operate, including, among others, the Federal Financial Supervisory Authority (BaFin) and the Bundesbank in Germany, Banque de France and the Autorité des Marchés Financiers in France, Banca d’Italia and the Commissione Nazionale per le Società e la Borsa (CONSOB) in Italy, the Federal Financial Markets Service in Russia and the Swiss Financial Market Supervisory Authority. Certain Goldman Sachs entities are also regulated by the European securities, derivatives and commodities exchanges of which they are members.

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

Goldman Sachs Japan Co., Ltd. (GSJCL), our regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of December 2009, GSJCL was in compliance with its capital adequacy requirements. GSJCL is also regulated by the Tokyo Stock Exchange, the Osaka Securities Exchange, the Tokyo Financial Exchange, the Japan Securities Dealers Association, the Tokyo Commodity Exchange and the Ministry of Economy, Trade and Industry in Japan.

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

Various Goldman Sachs entities are regulated by the banking and regulatory authorities in other non-U.S. countries in which Goldman Sachs operates, including, among others, Brazil and Dubai. In addition, certain of our insurance subsidiaries are part of the Lloyd’s market (which is regulated by the FSA) and certain are regulated by the Bermuda Monetary Authority.

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

The SEC and FINRA have rules governing research analysts, including rules imposing restrictions on the interaction between equity research analysts and investment banking personnel at member securities firms. Various non-U.S. jurisdictions have imposed both substantive and disclosure-based requirements with respect to research and may impose additional regulations. In 2003, GS&Co. agreed to a global settlement with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. The global settlement includes certain restrictions and undertakings that impose costs and limitations on the conduct of our businesses, including restrictions on the interaction between research and investment banking areas.

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

Item 1A.  Risk Factors

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal, regulatory and reputational risks. The following are some of the more important factors that could affect our businesses.

Our businesses have been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

Our businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally. In the past several years, these conditions have changed suddenly and, for a period of time, very negatively.

In 2008 and through early 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets during this period were characterized by substantially increased volatility and short-selling and an overall loss of investor and public confidence. The decline in asset values caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which increased the downward pressure on asset values and outflows of client funds across the financial services industry. While the markets have generally stabilized and improved since the first quarter of 2009, asset values for many asset classes have not returned to previous levels. Business, financial and economic conditions, particularly unemployment levels, lending activities and the housing markets, continue to be negatively impacted by the events of recent years.

Market conditions led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures resulted in further losses as a consequence of defaults on securities issued by them and defaults under bilateral derivatives and other contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions.

Banks and other lenders have suffered significant losses and some have become reluctant to lend, even on a secured basis, due to the increased risk of default, the impact of declining asset values on the value of collateral and the impact of “risky” assets and transactions on capital requirements. In addition, some financial institutions are unwilling to sell assets where the value of such assets are not “marked-to-market” and would have to be sold at a loss because they are worth significantly less than their current book value. The markets for securitized debt offerings backed by mortgages, loans, credit card receivables and other assets, which for the most part were closed during 2008 and the beginning of 2009, have very recently begun to reopen.

Since 2008, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor and public confidence. In addition, there are numerous legislative and regulatory actions that have been taken or proposed to deal with what regulators, politicians and others believe to be the root causes of the financial crisis, including proposals relating to financial institution capital requirements and compensation practices, proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage and the size of financial institutions, and proposals to impose additional taxes on certain financial institutions, as well as proposals calling for increased regulatory scrutiny and coordination with respect to the financial services industry and markets. It is presently unclear which of these proposals will be adopted and in what form and whether the net effect of such proposals will in fact be positive or negative for the financial markets over either the short or long-term.

During 2009, the economies of the United States, Europe and Japan experienced a recession. Business activity across a wide range of industries and regions has been greatly reduced and many companies were, and some continue to be, in serious difficulty due to reduced consumer spending and low levels of liquidity in the credit markets. National and local governments are facing difficult financial conditions due to significant reductions in tax revenues, particularly from corporate and personal income taxes, as well as increased outlays for unemployment benefits due to high unemployment levels and the cost of stimulus programs.

Declines in asset values, the lack of liquidity, general uncertainty about economic and market activities and a lack of consumer, investor and CEO confidence have negatively impacted many of our businesses, including our investment banking, merchant banking, asset management, leveraged lending and equity principal strategies businesses.

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

The business environment became generally more favorable after the first quarter of 2009, but there can be no assurance that these conditions will continue in the near or long term. If they do not, our results of operations may be adversely affected.

Our businesses have been and may be adversely affected by declining asset values.

Many of our businesses, such as our merchant banking businesses, our mortgages, leveraged loan and credit products businesses in our FICC segment, and our equity principal strategies business, have net “long” positions in debt securities, loans, derivatives, mortgages, equities (including private equity) and most other asset classes. In addition, many of our market-making and other businesses in which we act as a principal to facilitate our clients’ activities, including our exchange-based market-making businesses, commit large amounts of capital to maintain trading positions in interest rate and credit products, as well as currencies, commodities and equities. Because nearly all of these investing and trading positions are marked-to-market on a daily basis, declines in asset values directly and immediately impact our earnings, unless we have effectively “hedged” our exposures to such declines. In certain circumstances (particularly in the case of leveraged loans and private equities or other securities that are not freely tradable or lack established and liquid trading markets), it may not be possible or economic to hedge such exposures and to the extent that we do so the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading markets for certain assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may require us to maintain additional capital and increase our funding costs.

In our exchange-based market-making businesses, we are obligated by stock exchange rules to maintain an orderly market, including by purchasing shares in a declining market. In markets where asset values are declining and in volatile markets, this results in trading losses and an increased need for liquidity.

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

Our businesses have been and may be adversely affected by disruptions in the credit markets, including reduced access to credit and higher costs of obtaining credit.

Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt, promissory notes and commercial paper, by accepting deposits at our bank subsidiaries or by obtaining bank loans or lines of credit. We seek to finance many of our assets on a secured basis, including by entering into repurchase agreements. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and taking principal positions, including market making.

Our clients engaging in mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. A lack of available credit or an increased cost of credit can adversely affect the size, volume and timing of our clients’ merger and acquisition transactions — particularly large transactions — and adversely affect our financial advisory and underwriting businesses.

In addition, we may incur significant unrealized gains or losses due solely to changes in our credit spreads or those of third parties, as these changes may affect the fair value of our derivative instruments and the debt securities that we hold or issue.

Our businesses have been and may be affected by changes in the levels of market volatility.

Certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by VaR and may expose us to increased risks in connection with our market-making and proprietary businesses or cause us to reduce the size of these businesses in order to avoid increasing our VaR. Limiting the size of our market-making positions and investing businesses can adversely affect our profitability, even though spreads are widening and we may earn more on each trade. In periods when volatility is increasing, but asset values are declining significantly, it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to incur losses in order to decrease our VaR. In addition, increases in volatility increase the level of our risk weighted assets and increase our capital requirements which in turn increases our funding costs.

Our businesses have been adversely affected and may continue to be adversely affected by market uncertainty or lack of confidence among investors and CEOs due to general declines in economic activity and other unfavorable economic, geopolitical or market conditions.

Our investment banking business has been and may continue to be adversely affected by market conditions. Poor economic conditions and other adverse geopolitical conditions can adversely affect and have adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of financial advisory transactions, which could have an adverse effect on our revenues and our profit margins. In particular, because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions would adversely affect our investment banking business.

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

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators. In times of market stress or other unforeseen circumstances, such as occurred during 2008 and early 2009, previously uncorrelated indicators may become correlated, or conversely previously correlated indicators may move in different directions. These types of market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to the activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we make investments directly through various of our businesses in securities, including private equity, that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, we invest our own capital in our merchant banking, alternative investment and infrastructure funds, and limitations on our ability to withdraw some or all of our investments in these funds, whether for legal, reputational or other reasons, may make it more difficult for us to control the risk exposures relating to these investments.

For a further discussion of our risk management policies and procedures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Part II, Item 7 of this Annual Report on Form 10-K.

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

The financial instruments that we hold and the contracts to which we are a party are complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Our investing activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time, as is likely to occur in a liquidity or other market crisis. In addition, financial institutions with which we interact may exercise set-off rights or the right to require additional collateral, including in difficult market conditions, which could further impair our access to liquidity.

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

Group Inc. is a holding company and, therefore, depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments and to fund all payments on its obligations, including debt obligations. Many of our subsidiaries, including our broker-dealer, bank and insurance subsidiaries, are subject to laws that restrict dividend payments or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc. In addition, our broker-dealer, bank and insurance subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital requirements, as well as restrictions on their ability to use funds deposited with them in brokerage or bank accounts to fund their businesses. Additional restrictions on related-party transactions, increased capital requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of Group Inc. and even require Group Inc. to provide additional funding to such subsidiaries. Restrictions or regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on its obligations, including debt obligations, or dividend payments. In addition, Group Inc.’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Furthermore, Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA and GS Bank Europe, subject to certain exceptions, and has pledged significant assets to GS Bank USA to support obligations to GS Bank USA. In addition, Group Inc. guarantees many of the obligations of its other consolidated subsidiaries on a transaction-by-transaction basis, as negotiated with counterparties. These guarantees may require Group Inc. to provide substantial funds or assets to its subsidiaries or their creditors or counterparties at a time when Group Inc. is in need of liquidity to fund its own obligations. See “Business — Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.

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

Concentration of risk increases the potential for significant losses in our market-making, proprietary trading, investing, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our market-making, trading, investing and lending businesses. The number and size of such transactions may affect our results of operations in a given period. Moreover, because of concentration of risk, we may suffer losses even when economic and market conditions are generally favorable for our competitors. Disruptions in the credit markets can make it difficult to hedge these credit exposures effectively or economically. In addition, we extend large commitments as part of our credit origination activities. Our inability to reduce our credit risk by selling, syndicating or securitizing these positions, including during periods of market stress, could negatively affect our results of operations due to a decrease in the fair value of the positions, including due to the insolvency or bankruptcy of the borrower, as well as the loss of revenues associated with selling such securities or loans.

In the ordinary course of business, we may be subject to a concentration of credit risk to a particular counterparty, borrower or issuer, including sovereign issuers, and a failure or downgrade of, or default by, such entity could negatively impact our businesses, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, clearing houses, exchanges and investment funds. This has resulted in significant credit concentration with respect to this industry. To the extent regulatory or market developments lead to an increased centralization of trading activity through particular clearing houses, central agents or exchanges, this may increase our concentration of risk with respect to these entities.

The financial services industry is highly competitive.

The financial services industry — and all of our businesses — are intensely competitive, and we expect them to remain so. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation, creditworthiness and price. Over time, there has been substantial consolidation and convergence among companies in the financial services industry. This trend accelerated over recent years as a result of numerous mergers and asset acquisitions among industry participants. This trend has also hastened the globalization of the securities and other financial services markets. As a result, we have had to commit capital to support our international operations and to execute large global transactions. To the extent we expand into new business areas and new geographic regions, we will face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to expand. Governments and regulators have recently put forward various proposals that may impact our ability to conduct certain of our businesses in a cost-effective manner or at all, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage and the size of financial institutions, and proposals to impose additional taxes on certain financial institutions. These or other similar proposals, which may not apply to all our competitors, could impact our ability to compete effectively.

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

Derivative transactions and delayed settlements may expose us to unexpected risk and potential losses.

We are party to a large number of derivative transactions, including credit derivatives. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling positions difficult. Many credit derivatives require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may not be able to obtain, the underlying security, loan or other obligation. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

Derivative contracts and other transactions, including secondary bank loan purchases and sales, entered into with third parties are not always confirmed by the counterparties or settled on a timely basis. While the transaction remains unconfirmed or during any delay in settlement, we are subject to heightened credit and operational risk and in the event of a default may find it more difficult to enforce our rights. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other OTC derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and ourselves and adversely affect our profitability and increase our credit exposure to such platform.

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

As described further in “Business — Regulation — Banking Regulation — Compensation Practices” in Part I, Item 1 of this Annual Report on Form 10-K, our compensation practices are subject to review by, and the standards of, the Federal Reserve Board. As a large financial and banking institution, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve Board, the FDIC or other regulators worldwide. These limitations, including any imposed by or as a result of future legislation or regulation or the Federal Reserve Board’s proposal on incentive compensation policies, may require us to alter our compensation practices in ways that could adversely affect our ability to attract and retain talented employees. We may also be required to make additional disclosure with respect to the compensation of employees, including non-executive officers, in a manner that directly or indirectly results in the identity of such employees and their compensation being made public. Any such additional public disclosure of employee compensation may also make it difficult to attract and retain talented employees.

Our businesses and those of our clients are subject to extensive and pervasive regulation around the world.

As a participant in the financial services industry and a bank holding company, we are subject to extensive regulation in jurisdictions around the world. We face the risk of significant intervention by regulatory and taxing authorities in all jurisdictions in which we conduct our businesses. Among other things, as a result of regulators enforcing existing laws and regulations, we could be fined, prohibited from engaging in some of our business activities, subject to limitations or conditions on our business activities or subjected to new or substantially higher taxes or other governmental charges in connection with the conduct of our business or with respect to our employees. In addition, recent market disruptions have led to numerous proposals in the United States and internationally for changes in the regulation and taxation of the financial services industry, including increased capital or new liquidity or leverage requirements for banks.

There is also the risk that new laws or regulations or changes in enforcement of existing laws or regulations applicable to our businesses or those of our clients, including tax burdens and compensation restrictions, could be imposed on a limited subset of financial institutions (either based on size, activities, geography or other criteria), which may adversely affect our ability to compete effectively with other institutions that are not affected in the same way.

The impact of such developments could impact our profitability in the affected jurisdictions, or even make it uneconomic for us to continue to conduct all or certain of our businesses in such jurisdictions, or could cause us to incur significant costs associated with changing our business practices, restructuring our businesses, moving all or certain of our businesses and our employees to other locations or complying with applicable capital requirements, including liquidating assets or raising capital in a manner that adversely increases our funding costs or otherwise adversely affects our shareholders and creditors.

For a discussion of the extensive regulation to which our businesses are subject, see “Business — Regulation” in Part I, Item 1 of this Annual Report on Form 10-K.

We may be adversely affected by increased governmental and regulatory scrutiny or negative publicity.

Governmental scrutiny from regulators, legislative bodies and law enforcement agencies with respect to matters relating to compensation, our business practices, our past actions and other matters has increased dramatically in the past several years. The financial crisis and the current political and public sentiment regarding financial institutions has resulted in a significant amount of adverse press coverage, as well as adverse statements or charges by regulators or elected officials. Press coverage and other public statements that assert some form of wrongdoing, regardless of the factual basis for the assertions being made, often results in some type of investigation by regulators, legislators and law enforcement officials or in lawsuits. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceeding, is time consuming and expensive and can divert the time and effort of our senior management from our business. Penalties and fines sought by regulatory authorities have increased substantially over the last several years, and certain regulators have been more likely in recent years to commence enforcement actions or to advance or support legislation targeted at the financial services industry. Adverse publicity, governmental scrutiny and legal and enforcement proceedings can also have a negative impact on our reputation and on the morale and performance of our employees, which could adversely affect our businesses and results of operations.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the disclosure of confidential information, damage our reputation and cause losses.

Our businesses are highly dependent on our ability to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets in many currencies. These transactions, as well as the information technology services we provide to clients, often must adhere to client-specific guidelines, as well as legal and regulatory standards. As our client base and our geographical reach expands, developing and maintaining our operational systems and infrastructure becomes increasingly challenging. Our financial, accounting, data processing or other operating systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a spike in transaction volume, adversely affecting our ability to process these transactions or provide these services. We must continuously update these systems to support our operations and growth. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones.

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

Furthermore, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased centrality of these entities under proposed and potential regulation, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business. Any such failure, termination or constraint could adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses or result in financial loss or liability to our clients, impairment of our liquidity, disruption of our businesses, regulatory intervention or reputational damage.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations, which could result in significant losses or reputational damage. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

As we have expanded the scope of our businesses and our client base, we increasingly must address potential conflicts of interest, including situations where our services to a particular client or our own investments or other interests conflict, or are perceived to conflict, with the interests of another client, as well as situations where one or more of our businesses have access to material non-public information that may not be shared with other businesses within the firm and situations where we may be a creditor of an entity with which we also have an advisory or other relationship. In addition, our status as a bank holding company subjects us to heightened regulation and increased regulatory scrutiny by the Federal Reserve Board with respect to transactions between GS Bank USA and entities that are or could be seen as affiliates of ours.

We have extensive procedures and controls that are designed to identify and address conflicts of interest, including those designed to prevent the improper sharing of information among our businesses. However, appropriately identifying and dealing with conflicts of interest is complex and difficult, and our reputation, which is one of our most important assets, could be damaged and the willingness of clients to enter into transactions in which such a conflict might arise may be affected if we fail, or appear to fail, to identify and deal appropriately with conflicts of interest. In addition, potential or perceived conflicts could give rise to litigation or regulatory enforcement actions.

Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause us significant reputational harm, which in turn could seriously harm our business prospects.

We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for a discussion of certain legal proceedings in which we are involved. Our experience has been that legal claims by customers and clients increase in a market downturn and that employment-related claims increase in periods when we have reduced the total number of employees.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity have not been and may not be effective in all cases.

The growth of electronic trading and the introduction of new trading technology may adversely affect our business and may increase competition.

Technology is fundamental to our business and our industry. The growth of electronic trading and the introduction of new technologies is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. Some of these alternative trading systems compete with our trading businesses, including our exchange-based market-making businesses, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and spreads. As our clients increasingly use our systems to trade directly in the markets, we may incur liabilities as a result of their use of our order routing and execution infrastructure. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the relatively lower commissions arising from electronic trades.

Our commodities activities, particularly our power generation interests and our physical commodities businesses, subject us to extensive regulation, potential catastrophic events and environmental, reputational and other risks that may expose us to significant liabilities and costs.

We engage in, or invest in entities that engage in, the production, storage, transportation, marketing and trading of numerous commodities, including crude oil, oil products, natural gas, electric power, agricultural products, natural gas, metals (base and precious), minerals (including uranium), emission credits, coal, freight, liquefied natural gas and related products and indices. These activities subject us to extensive and evolving federal, state and local energy, environmental and other governmental laws and regulations worldwide, including environmental laws and regulations relating to, among others, air quality, water quality, waste management, transportation of hazardous substances, natural resources, site remediation and health and safety. Additionally, rising climate change concerns can lead to additional regulation that may increase the operating costs and profitability of our investments.

We may incur substantial costs in complying with current or future laws and regulations relating to our commodities-related businesses and investments, particularly electric power generation, transportation and storage of physical commodities and wholesale sales and trading of electricity and natural gas. Compliance with these laws and regulations could require us to commit significant capital toward environmental monitoring, installation of pollution control equipment, renovation of storage facilities or transport vessels, payment of emission fees and carbon or other taxes, and application for, and holding of, permits and licenses. Our commodities-related activities are also subject to the risk of unforeseen or catastrophic events, many of which are outside of our control, including breakdown or failure of power generation equipment, transmission lines, transport vessels, storage facilities or other equipment or processes or other mechanical malfunctions, fires, leaks, spills or release of hazardous substances, performance below expected levels of output or efficiency, terrorist attacks, natural disasters or other hostile or catastrophic events. In addition, we rely on third party suppliers or service providers to perform their contractual obligations and any failure on their part, including the failure to obtain raw materials at reasonable prices or to safely transport or store commodities could adversely affect our business. In addition, we may not be able to obtain insurance to cover some of these risks and the insurance that we have may be inadequate to cover our losses.

The occurrence of any of such events may prevent us from performing under our agreements with clients, may impair our operations or financial results and may result in litigation, regulatory action, negative publicity or other reputational harm.

In conducting our businesses around the world, we are subject to political, economic, legal, operational and other risks that are inherent in operating in many countries.

In conducting our businesses and maintaining and supporting our global operations, we are subject to risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities or acts of terrorism. In many countries, the laws and regulations applicable to the securities and financial services industries and many of the transactions in which we are involved are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market. Any determination by local regulators that we have not acted in compliance with the application of local laws in a particular market or our failure to develop effective working relationships with local regulators could have a significant and negative effect not only on our businesses in that market but also on our reputation generally. We are also subject to the enhanced risk that transactions we structure might not be legally enforceable in all cases.

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

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural disasters, could create economic and financial disruptions, could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses, and could expose our insurance businesses to significant losses.

Item 1B.  Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

Item 2.	Properties

Our principal executive offices are located at 200 West Street, New York, New York and comprise approximately 2.1 million gross square feet. The building is located on a parcel leased from Battery Park City Authority pursuant to a ground lease. Under the lease, Battery Park City Authority holds title to all improvements, including the office building, subject to Goldman Sachs’ right of exclusive possession and use until June 2069, the expiration date of the lease. Under the terms of the ground lease, we made a lump sum ground rent payment in June 2007 of $161 million for rent through the term of the lease.

We have offices at 30 Hudson Street in Jersey City, New Jersey, which we own and which include approximately 1.6 million gross square feet of office space, and we own over 700,000 square feet of additional commercial space spread among four locations in New York and New Jersey.

We have additional offices in the U.S. and elsewhere in the Americas, which together comprise approximately 2.8 million rentable square feet of leased space.

In Europe, the Middle East and Africa, we have offices that total approximately 2.2 million rentable square feet. Our European headquarters is located in London at Peterborough Court, pursuant to a lease expiring in 2026. In total, we lease approximately 1.6 million rentable square feet in London through various leases, relating to various properties.

In Asia, we have offices that total approximately 1.6 million rentable square feet. Our headquarters in this region are in Tokyo, at the Roppongi Hills Mori Tower, and in Hong Kong, at the Cheung Kong Center. In Tokyo, we currently lease approximately 440,000 rentable square feet, the majority of which will expire in 2018. In Hong Kong, we currently lease approximately 310,000 rentable square feet under lease agreements, the majority of which will expire in 2011.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. In 2009, we incurred exit costs of $61 million related to our office space. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

GS&Co. has, together with other underwriters in certain offerings as well as the issuers and certain of their officers and directors, been named as a defendant in a number of related lawsuits filed in the U.S. District Court for the Southern District of New York alleging, among other things, that the prospectuses for the offerings violated the federal securities laws by failing to disclose the existence of alleged arrangements tying allocations in certain offerings to higher customer brokerage commission rates as well as purchase orders in the aftermarket, and that the alleged arrangements resulted in market manipulation. On April 2, 2009, the parties entered into a definitive settlement agreement, and by a decision dated October 5, 2009, the district court approved the proposed settlement. On October 23, 2009, certain objectors filed a petition in the U.S. Court of Appeals for the Second Circuit seeking review of the district court’s certification of a class for purposes of the settlement, and various objectors have appealed certain aspects of the settlement’s approval.

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

GS&Co. has been named as a defendant in an action commenced on May 15, 2002 in New York Supreme Court, New York County, by an official committee of unsecured creditors on behalf of eToys, Inc., alleging that the firm intentionally underpriced eToys, Inc.’s initial public offering. The action seeks, among other things, unspecified compensatory damages resulting from the alleged lower amount of offering proceeds. The court granted GS&Co.’s motion to dismiss as to five of the claims; plaintiff appealed from the dismissal of the five claims, and GS&Co. appealed from the denial of its motion as to the remaining claim. The New York Appellate Division, First Department affirmed in part and reversed in part the lower court’s ruling on the firm’s motion to dismiss, permitting all claims to proceed except the claim for fraud, as to which the appellate court granted leave to replead, and the New York Court of Appeals affirmed in part and reversed in part, dismissing claims for breach of contract, professional malpractice and unjust enrichment, but permitting claims for breach of fiduciary duty and fraud to continue. On remand to the lower court, GS&Co. moved to dismiss the surviving claims or, in the alternative, for summary judgment, but the motion was denied by a decision dated March 21, 2006, and the court subsequently permitted plaintiff to amend the complaint again.

Group Inc. and certain of its affiliates have, together with various underwriters in certain offerings, received subpoenas and requests for documents and information from various governmental agencies and self-regulatory organizations in connection with investigations relating to the public offering process. Goldman Sachs has cooperated with these investigations.

World Online Litigation

In March 2001, a Dutch shareholders association initiated legal proceedings for an unspecified amount of damages against GSI and others in Amsterdam District Court in connection with the initial public offering of World Online in March 2000, alleging misstatements and omissions in the offering materials and that the market was artificially inflated by improper public statements and stabilization activities. Goldman Sachs and ABN AMRO Rothschild served as joint global coordinators of the approximately €2.9 billion offering. GSI underwrote 20,268,846 shares and GS&Co. underwrote 6,756,282 shares for a total offering price of approximately €1.16 billion.

The district court rejected the claims against GSI and ABN AMRO, but found World Online liable in an amount to be determined. On appeal, by a decision dated May 3, 2007, the Netherlands Court of Appeals affirmed in part and reversed in part the decision of the district court holding that certain of the alleged disclosure deficiencies were actionable as to GSI and ABN AMRO. On further appeal, the Netherlands Supreme Court on November 27, 2009 affirmed the rulings of the Court of Appeals, except found certain additional aspects of the offering materials actionable and held that GSI and ABN AMRO could potentially be held responsible for certain public statements and press releases by World Online and its former CEO.

Research Independence Matters

GS&Co. is one of several investment firms that have been named as defendants in substantively identical purported class actions filed in the U.S. District Court for the Southern District of New York alleging violations of the federal securities laws in connection with research coverage of certain issuers and seeking compensatory damages. In one such action, relating to coverage of RSL Communications, Inc. commenced on July 15, 2003, GS&Co.’s motion to dismiss the complaint was denied. The district court granted the plaintiffs’ motion for class certification and the U.S. Court of Appeals for the Second Circuit, by an order dated January 26, 2007, vacated the district court’s class certification and remanded for reconsideration. By a decision dated August 4, 2009, the district court granted plaintiffs’ renewed motion seeking class certification. Defendants’ petition with the appellate court seeking review of the certification ruling was denied on January 25, 2010.

A purported shareholder derivative action was filed in New York Supreme Court, New York County on June 13, 2003 against Group Inc. and its board of directors, which, as amended on March 3, 2004 and June 14, 2005, alleges that the directors breached their fiduciary duties in connection with the firm’s research as well as the firm’s IPO allocations practices.

Group Inc., GS&Co. and Henry M. Paulson, Jr., the former Chairman and Chief Executive Officer of Group Inc., have been named as defendants in a purported class action filed on July 18, 2003 on behalf of purchasers of Group Inc. stock from July 1, 1999 through May 7, 2002. The complaint, now pending in the U.S. District Court for the Southern District of New York, alleges that defendants breached their fiduciary duties and violated the federal securities laws in connection with the firm’s research activities and seeks, among other things, unspecified compensatory damages and/or rescission. The district court granted the defendants’ motion to dismiss with leave to amend, and plaintiffs filed a second amended complaint. In a decision dated September 29, 2006 on defendants’ renewed motion to dismiss, the federal district court granted Mr. Paulson’s motion with leave to replead but otherwise denied the motion. Plaintiffs’ motion for class certification was granted by a decision dated September 15, 2008. The Goldman Sachs defendants’ petition for review of the district court’s class certification ruling was denied by the U.S. Court of Appeals for the Second Circuit on March 19, 2009.

Group Inc. and its affiliates, together with other financial services firms, have received requests for information from various governmental agencies and self-regulatory organizations in connection with their review of research related issues. Goldman Sachs has cooperated with these requests. See “Business — Regulation — Regulations Applicable in and Outside the United States” in Part I, Item 1 of our Annual Report on Form 10-K for a discussion of our global research settlement.

Enron Litigation Matters

Goldman Sachs affiliates are defendants in certain actions relating to Enron Corp., which filed for protection under the U.S. bankruptcy laws on December 2, 2001.

GS&Co. and co-managing underwriters have been named as defendants in certain purported securities class and individual actions commenced beginning on December 14, 2001 in the U.S. District Court for the Southern District of Texas and California Superior Court brought by purchasers of $255,875,000 (including over-allotments) of Exchangeable Notes of Enron Corp. in August 1999. The notes were mandatorily exchangeable in 2002 into shares of Enron Oil & Gas Company held by Enron Corp. or their cash equivalent. The complaints also name as defendants Group Inc. as well as certain past and present officers and directors of Enron Corp. and the company’s outside accounting firm. The complaints generally allege violations of the disclosure requirements of the federal securities laws and/or state law, and seek compensatory damages. GS&Co. underwrote $127,937,500 (including over-allotments) principal amount of the notes. Group Inc. and GS&Co. moved to dismiss the class action complaint in the Texas federal court and the motion was granted as to Group Inc. but denied as to GS&Co. One of the plaintiffs moved for class certification, and GS&Co. moved for judgment on the pleadings against all plaintiffs. The parties subsequently reached a settlement pursuant to which GS&Co. has contributed $11.5 million to a settlement fund, and the district court approved the settlement on February 4, 2010. (Plaintiffs in various consolidated actions relating to Enron Corp. entered into a settlement with Banc of America Securities LLC on July 2, 2004 and with Citigroup, Inc. on June 10, 2005, including with respect to claims relating to the Exchangeable Notes offering, as to which affiliates of those settling defendants were two of the three underwriters (together with GS&Co.).)

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

Montana Power Litigation

GS&Co. and Group Inc. have been named as defendants in two actions relating to financial advisory work rendered to Montana Power Company. On November 13, 2009, all parties entered into a settlement and the settlement was preliminarily approved on February 10, 2010. A final hearing has been scheduled for May 20, 2010 to May 21, 2010.

One of the actions is a purported class action commenced originally on October 1, 2001 in Montana District Court, Second Judicial District on behalf of former shareholders of Montana Power Company. The complaint generally alleges that Montana Power Company violated Montana law by failing to procure shareholder approval of certain corporate strategies and transactions, that the company’s board breached its fiduciary duties in pursuing those strategies and transactions, and that GS&Co. aided and abetted the board’s breaches and rendered negligent advice in its role as financial advisor to the company. The complaint seeks, among other things, compensatory damages. In addition to GS&Co. and Group Inc., the defendants include Montana Power Company, certain of its officers and directors, an outside law firm for the Montana Power Company, and certain companies that purchased assets from Montana Power Company and its affiliates. The Montana state court denied the Goldman Sachs defendants’ motions to dismiss. Following the bankruptcies of certain defendants in the action, defendants removed the action to federal court, the U.S. District Court for the District of Montana, Butte Division.

On October 26, 2004, a creditors committee of Touch America Holdings, Inc. brought the other action against GS&Co., Group Inc., and a former outside law firm for Montana Power Company in Montana District Court, Second Judicial District. The complaint asserts that Touch America Holdings, Inc. is the successor to Montana Power Corporation and alleges substantially the same claims as in the purported class action. Defendants removed the action to federal court. Defendants moved to dismiss the complaint, but the motion was denied by a decision dated June 10, 2005.

Adelphia Communications Fraudulent Conveyance Litigation

GS&Co. is among numerous entities named as defendants in two adversary proceedings commenced in the U.S. Bankruptcy Court for the Southern District of New York, one on July 6, 2003 by a creditors committee, and the second on or about July 31, 2003 by an equity committee of Adelphia Communications, Inc. Those proceedings have now been consolidated in a single amended complaint filed by the Adelphia Recovery Trust on October 31, 2007. The complaint seeks, among other things, to recover, as fraudulent conveyances, payments made allegedly by Adelphia Communications, Inc. and its affiliates to certain brokerage firms, including approximately $62.9 million allegedly paid to GS&Co., in respect of margin calls made in the ordinary course of business on accounts owned by members of the family that formerly controlled Adelphia Communications, Inc. By a decision dated May 4, 2009, the district court denied GS&Co.’s motion to dismiss the claim related to margin payments. GS&Co. moved for reconsideration, and by a decision dated June 15, 2009, the district court granted the motion insofar as requiring plaintiff to amend its complaint to specify the source of the margin payments to GS&Co. By a decision dated July 30, 2009, the district court held that the sufficiency of the amended claim would be determined at the summary judgment stage.

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

GS&Co. has been named as a defendant in a purported class action filed on March 10, 2004 in the U.S. District Court for the Northern District of Illinois on behalf of holders of short positions in 30-year U.S. Treasury futures and options on the morning of October 31, 2001. The complaint alleges that the firm purchased 30-year bonds and futures prior to the Treasury’s refunding announcement that morning based on non-public information about that announcement, and that such purchases increased the costs of covering such short positions. The complaint also names as defendants the Washington, D.C.-based political consultant who allegedly was the source of the information, a former GS&Co. economist who allegedly received the information, and another company and one of its employees who also allegedly received and traded on the information prior to its public announcement. The complaint alleges violations of the federal commodities and antitrust laws, as well as Illinois statutory and common law, and seeks, among other things, unspecified damages including treble damages under the antitrust laws. The district court dismissed the antitrust and Illinois state law claims but permitted the federal commodities law claims to proceed. Plaintiff’s motion for class certification was denied by a decision dated August 22, 2008. GS&Co. moved for summary judgment, and by a decision dated July 30, 2008, the district court granted the motion insofar as the remaining claim relates to the trading of treasury bonds, but denied the motion without prejudice to the extent the claim relates to trading of treasury futures. By a decision dated August 6, 2009, the federal district court denied GS&Co.’s motion for summary judgment as to the remaining claims. On October 13, 2009, the parties filed an offer of judgment and notice of acceptance with respect to plaintiff’s individual claim. On December 11, 2009, the plaintiff purported to appeal with respect to the district court’s prior denial of class certification, and GS&Co. moved to dismiss the appeal on January 25, 2010.

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

Short-Selling Litigation

Group Inc., GS&Co. and Goldman Sachs Execution & Clearing, L.P. are among the numerous financial services firms that have been named as defendants in a purported class action filed on April 12, 2006 in the U.S. District Court for the Southern District of New York by customers who engaged in short-selling transactions in equity securities since April 12, 2000. The amended complaint generally alleges that the customers were charged fees in connection with the short sales but that the applicable securities were not necessarily borrowed to effect delivery, resulting in failed deliveries, and that the defendants conspired to set a minimum threshold borrowing rate for securities designated as hard to borrow. The complaint asserts a claim under the federal antitrust laws, as well as claims under the New York Business Law and common law, and seeks treble damages as well as injunctive relief. Defendants’ motion to dismiss the complaint was granted by a decision dated December 20, 2007. On December 3, 2009, the dismissal was affirmed by the U.S. Court of Appeals for the Second Circuit.

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

Compensation Related Litigation

On March 16, 2007, Group Inc., its board of directors, executive officers and members of its management committee were named as defendants in a purported shareholder derivative action in the U.S. District Court for the Eastern District of New York challenging the sufficiency of the firm’s February 21, 2007 Proxy Statement and the compensation of certain employees. The complaint generally alleges that the Proxy Statement undervalues stock option awards disclosed therein, that the recipients received excessive awards because the proper methodology was not followed, and that the firm’s senior management received excessive compensation, constituting corporate waste. The complaint seeks, among other things, an injunction against the 2007 Annual Meeting of Shareholders, the voiding of any election of directors in the absence of an injunction and an equitable accounting for the allegedly excessive compensation. On July 20, 2007, defendants moved to dismiss the complaint, and the motion was granted by an order dated December 18, 2008. Plaintiff appealed on January 13, 2009, and the dismissal was affirmed by the U.S. Court of Appeals for the Second Circuit on December 14, 2009.

On January 17, 2008, Group Inc., its board of directors, executive officers and members of its management committee were named as defendants in a related purported shareholder derivative action brought by the same plaintiff in the same court predicting that the firm’s 2008 Proxy Statement will violate the federal securities laws by undervaluing certain stock option awards and alleging that senior management received excessive compensation for 2007. The complaint seeks, among other things, an injunction against the distribution of the 2008 Proxy Statement, the voiding of any election of directors in the absence of an injunction and an equitable accounting for the allegedly excessive compensation. On January 25, 2008, the plaintiff moved for a preliminary injunction to prevent the 2008 Proxy Statement from using options valuations that the plaintiff alleges are incorrect and to require the amendment of SEC Form 4s filed by certain of the executive officers named in the complaint to reflect the stock option valuations alleged by the plaintiff. Plaintiff’s motion for a preliminary injunction was denied by order dated February 14, 2008, plaintiff appealed and twice moved to expedite the appeal, with the motions being denied by orders dated February 29, 2008 and April 3, 2008. The appeal was dismissed on February 23, 2009. On February 13, 2009, the plaintiff filed an amended complaint, which added purported direct (i.e., non-derivative) claims based on substantially the same theory. Defendants moved to dismiss on April 6, 2009. On April 15, 2009, defendants moved to enjoin plaintiff and his counsel from filing or prosecuting similar claims in other courts. Adjudication of the motion has been adjourned until resolution of the pending dismissal and remand motions in this and the 2009 action, subject to plaintiff’s agreement not to bring other related actions.

On March 24, 2009, the same plaintiff filed an action in New York Supreme Court, New York County against Group Inc., its directors and certain senior executives alleging violation of Delaware statutory and common law in connection with substantively similar allegations regarding stock option awards. On April 14, 2009, Group Inc. removed the action to the U.S. District Court for the Southern District of New York and has moved to transfer to the district court judge presiding over the other actions described in this section and to dismiss. The action has been transferred on consent to the U.S. District Court for the Eastern District of New York, where defendants moved to dismiss on April 23, 2009. On July 10, 2009, plaintiff moved to remand the action to state court.

Purported shareholder derivative actions have been commenced in New York Supreme Court, New York County and Delaware Court of Chancery beginning on December 14, 2009, alleging that Group Inc.’s board of directors breached its fiduciary duties in connection with setting compensation levels for the year 2009 and that such levels are excessive. The complaints name as defendants Group Inc., its board of directors and certain senior executives. The complaints seek, inter alia, damages, restitution of certain compensation paid, and an order requiring the firm to adopt corporate reforms.

Group Inc. and certain of its affiliates have received inquiries from various governmental agencies and self-regulatory organizations regarding the firm’s compensation processes. The firm is cooperating with the requests.

Group Inc.’s board of directors has received several demand letters from shareholders relating to compensation matters, including demands that Group Inc.’s board of directors investigates compensation awards over recent years, take steps to recoup alleged excessive compensation, and adopt certain reforms. After considering the demand letters, Group Inc.’s board of directors rejected the demands.

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

GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. and three current or former Goldman Sachs employees are defendants in a purported class action commenced on December 11, 2008 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts in 2007 and underwritten by GS&Co. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory damages and rescission or recessionary damages. On December 19, 2009, defendants moved to dismiss the second amended complaint, and the motion was granted on January 28, 2010 with leave to replead certain claims.

Group Inc., GS&Co., Goldman Sachs Mortgage Company and GS Mortgage Securities Corp. are among the defendants in a separate putative class action commenced on February 6, 2009 in the U.S. District Court for the Southern District of New York brought on behalf of purchasers of various mortgage pass-through certificates and asset-backed certificates issued by various securitization trusts in 2006 and underwritten by GS&Co. The other defendants include three current or former Goldman Sachs employees and various rating agencies. The second amended complaint generally alleges that the registration statement and prospectus supplements for the certificates violated the federal securities laws, and seeks unspecified compensatory and rescissionary damages. On November 2, 2009, defendants moved to dismiss the second amended complaint.

Auction Products Matters

On August 21, 2008, GS&Co. entered into a settlement in principle with the Office of Attorney General of the State of New York and the Illinois Securities Department (on behalf of the North American Securities Administrators Association) regarding auction rate securities. On June 2, 2009, GS&Co. entered into an Assurance of Discontinuance with the Office of Attorney General of the State of New York. Under the agreement, Goldman Sachs agreed, among other things, (i) to offer to repurchase at par the outstanding auction rate securities that its private wealth management clients purchased through the firm prior to February 11, 2008, with the exception of those auction rate securities where auctions are clearing, (ii) to continue to work with issuers and other interested parties, including regulatory and governmental entities, to expeditiously provide liquidity solutions for institutional investors, and (iii) to pay a $22.5 million fine. The settlement, which is subject to definitive documentation and approval by the various states, other than New York, does not resolve any potential regulatory action by the SEC. On June 2, 2009, GS&Co. entered into an Assurance of Discontinuance with the New York Attorney General.

On August 28, 2008, a putative shareholder derivative action was filed in the U.S. District Court for the Southern District of New York naming as defendants Group Inc., its board of directors, and certain senior officers. The complaint alleges generally that Group Inc.’s board of directors breached its fiduciary duties and committed mismanagement in connection with its oversight of auction rate securities marketing and trading operations, that certain individual defendants engaged in insider selling by selling shares of Group Inc., and that the firm’s public filings were false and misleading in violation of the federal securities laws by failing to accurately disclose the alleged practices involving auction rate securities. The complaint seeks damages, injunctive and declaratory relief, restitution, and an order requiring the firm to adopt corporate reforms. On May 19, 2009, the district court granted defendants’ motion to dismiss, and on July 20, 2009 denied plaintiffs’ motion for reconsideration. Following the dismissal of the shareholder derivative action, the named plaintiff in such action sent Group Inc.’s board of directors a letter demanding that Group Inc.’s board of directors investigate the allegations set forth in the complaint. Group Inc.’s board of directors is considering the demand letter.

On September 4, 2008, Group Inc. was named as a defendant, together with numerous other financial services firms, in two complaints filed in the U.S. District Court for the Southern District of New York alleging that the defendants engaged in a conspiracy to manipulate the auction securities market in violation of federal antitrust laws. The actions were filed, respectively, on behalf of putative classes of issuers of and investors in auction rate securities and seek, among other things, treble damages. Defendants’ motion to dismiss was granted on January 26, 2010.

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

Britannia Bulk Securities Litigation

GS&Co. is among the underwriters named as defendants in numerous putative securities class actions filed beginning on November 6, 2008 in the U.S. District Court for the Southern District of New York arising from the June 17, 2008 $125 million initial public offering of common stock of Britannia Bulk Holdings, Inc. The complaints name as defendants the company, certain of its directors and officers, and the underwriters for the offering. Plaintiffs allege that the offering materials violated the disclosure requirements of the federal securities laws and seek compensatory damages. By a decision dated October 19, 2009, the district court granted the underwriter defendants’ motion to dismiss, and plaintiffs have elected not to appeal, disposing of the matter.

GS&Co. underwrote 3.75 million shares of common stock for a total offering price of $56.25 million. Britannia Bulk Holdings, Inc. and its principal operating subsidiary are subject to an insolvency proceedings in the U.K. courts.

IndyMac Pass-Through Certificates Litigation

GS&Co. is among numerous underwriters named as defendants in a putative securities class action filed on May 14, 2009 in the U.S. District Court for the Southern District of New York. As to the underwriters, plaintiffs allege that the offering documents in connection with various securitizations of mortgage-related assets violated the disclosure requirements of the federal securities laws. The defendants include IndyMac-related entities formed in connection with the securitizations, the underwriters of the offerings, certain ratings agencies which evaluated the credit quality of the securities, and certain former officers and directors of IndyMac affiliates. On November 2, 2009, the underwriters moved to dismiss the complaint. The motion was granted in part on February 17, 2010 to the extent of dismissing claims based on offerings in which no plaintiff purchased, and the court reserved judgment as to the other aspects of the motion.

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

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2009.

EXECUTIVE OFFICERS OF THE GOLDMAN SACHS GROUP, INC.

Set forth below are the name, age, present title, principal occupation and certain biographical information as of February 1, 2010 for our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Lloyd C. Blankfein, 55

Mr. Blankfein has been our Chairman and Chief Executive Officer since June 2006, and a director since April 2003. Previously, he had been our President and Chief Operating Officer since January 2004. Prior to that, from April 2002 until January 2004, he was a Vice Chairman of Goldman Sachs, with management responsibility for Goldman Sachs’ Fixed Income, Currency and Commodities Division (FICC) and Equities Division (Equities). Prior to becoming a Vice Chairman, he had served as co-head of FICC since its formation in 1997. From 1994 to 1997, he headed or co-headed the Currency and Commodities Division. Mr. Blankfein is not currently on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including as a member of the Dean’s Advisory Board at Harvard Law School, the Harvard University Committee on University Resources and the Advisory Board of the Tsinghua University School of Economics and Management, an overseer of the Weill Medical College of Cornell University, and a co-chairman of the Partnership for New York City.

Alan M. Cohen, 59

Mr. Cohen has been an Executive Vice President of Goldman Sachs and our Global Head of Compliance since February 2004. From 1991 until January 2004, he was a partner in the law firm of O’Melveny & Myers LLP. He is affiliated with certain non-profit organizations, including as a board member of the New York Stem Cell Foundation.

Gary D. Cohn, 49

Mr. Cohn has been our President and Chief Operating Officer (or Co-Chief Operating Officer) and a director since June 2006. Previously, he had been the co-head of Goldman Sachs’ global securities businesses since January 2004. He also had been the co-head of Equities since 2003 and the co-head of FICC since September 2002. From March 2002 to September 2002, he served as co-chief operating officer of FICC. Prior to that, beginning in 1999, Mr. Cohn managed the FICC macro businesses. From 1996 to 1999, he was the global head of Goldman Sachs’ commodities business. Mr. Cohn is not currently on the board of any public company other than Goldman Sachs. He is affiliated with certain non-profit organizations, including the Gilmour Academy, NYU Hospital, NYU Medical School, the Harlem Children’s Zone and American University.

J. Michael Evans, 52

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

Gregory K. Palm, 61

Mr. Palm has been an Executive Vice President of Goldman Sachs since May 1999, and our General Counsel and head or co-head of the Legal Department since May 1992.

Michael S. Sherwood, 44

Mr. Sherwood has been a Vice Chairman of Goldman Sachs since February 2008 and co-chief executive officer of Goldman Sachs International since 2005. Prior to becoming a Vice Chairman, he had served as global co-head of Goldman Sachs’ securities business since 2003. Prior to that, he had been head of the Fixed Income, Currency and Commodities Division in Europe since 2001.

Esta E. Stecher, 52

Ms. Stecher has been an Executive Vice President of Goldman Sachs and our General Counsel and co-head of the Legal Department since December 2000. From 1994 to 2000, she was head of the firm’s Tax Department, over which she continues to have senior oversight responsibility. She is also a trustee of Columbia University.

David A. Viniar, 54

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

John S. Weinberg, 52

Mr. Weinberg has been a Vice Chairman of Goldman Sachs since June 2006. He has been co-head of Goldman Sachs’ Investment Banking Division since December 2002. From January 2002 to December 2002, he was co-head of the Investment Banking Division in the Americas. Prior to that, he served as co-head of the Investment Banking Services Department since 1997. He is affiliated with certain non-profit organizations, including as a trustee of NewYork-Presbyterian Hospital, The Steppingstone Foundation, the Greenwich Country Day School and Community Anti-Drug Coalitions of America. Mr. Weinberg also serves on the Visiting Committee for Harvard Business School.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the NYSE. Information relating to the high and low sales prices per share of our common stock, as reported by the Consolidated Tape Association, for each full quarterly period during fiscal 2008 and 2009 is set forth under the heading “Supplemental Financial Information — Common Stock Price Range” in Part II, Item 8 of this Annual Report on Form 10-K. As of February 12, 2010, there were 11,720 holders of record of our common stock.

During fiscal 2008 and fiscal 2009, dividends of $0.35 per common share were declared on December 17, 2007, March 17, 2008, June 16, 2008, September 15, 2008, April 13, 2009, July 13, 2009 and October 14, 2009. In addition, dividends of $0.35 per common share and $0.4666666 per common share were declared on January 19, 2010 and December 15, 2008, respectively. The dividend of $0.4666666 per common share was reflective of a four-month period (December 2008 through March 2009), due to the change in our fiscal year-end. The holders of our common stock share proportionately on a per share basis in all dividends and other distributions on common stock declared by our board of directors.

The declaration of dividends by Goldman Sachs is subject to the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to us, the effect on our debt ratings and such other factors as our board of directors may deem relevant. See “Business — Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries and our payment of dividends to shareholders of Group Inc.

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the fourth quarter of our fiscal year ended December 2009.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
Month #1 (September 26, 2009 to October 31, 2009)	—	—	—	60,838,106
Month #2 (November 1, 2009 to November 30, 2009)	650 (2)	$172.78	650 (2)	60,837,456
Month #3 (December 1, 2009 to December 31, 2009)	50 (2)	$165.71	50 (2)	60,837,406

Total	700		700

(1)	On March 21, 2000, we announced that our board of directors had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our board of directors adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation.

The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions, the prevailing price and trading volumes of our common stock and regulatory restrictions. The total remaining authorization under the repurchase program was 60,837,406 shares as of February 12, 2010; the repurchase program has no set expiration or termination date.

Since July 2008, we have not repurchased shares of our common stock in the open market other than repurchases of the type described in footnote (2). Any repurchase of our common stock requires approval by the Federal Reserve Board.

(2)	Relates to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The Selected Financial Data table is set forth under Part II, Item 8 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Goldman Sachs Group, Inc. (Group Inc.) is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in London, Frankfurt, Tokyo, Hong Kong and other major financial centers around the world.

Our activities are divided into three segments:

•	Investment Banking. We provide a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals.

•	Trading and Principal Investments. We facilitate client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. We also take proprietary positions on certain of these products. In addition, we engage in market-making activities on equities and options exchanges, and we clear client transactions on major stock, options and futures exchanges worldwide. In connection with our merchant banking and other investing activities, we make principal investments directly and through funds that we raise and manage.

•	Asset Management and Securities Services. We provide investment and wealth advisory services and offer investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse group of institutions and individuals worldwide and provide prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide.

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean Group Inc., a Delaware corporation, and its consolidated subsidiaries. References herein to our Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In connection with becoming a bank holding company, we were required to change our fiscal year-end from November to December. This change in our fiscal year-end resulted in a one-month transition period that began on November 29, 2008 and ended on December 26, 2008. Financial information for this fiscal transition period is included in Part II, Item 8 of our Annual Report on Form 10-K. In April 2009, the Board of Directors of Group Inc. (the Board) approved a change in our fiscal year-end from the last Friday of December to December 31. Fiscal 2009 began on December 27, 2008 and ended on December 31, 2009.

All references to 2009, 2008 and 2007, unless specifically stated otherwise, refer to our fiscal years ended, or the dates, as the context requires, December 31, 2009, November 28, 2008 and November 30, 2007, respectively, and any reference to a future year refers to a fiscal year ending on December 31 of that year. All references to December 2008, unless specifically stated otherwise, refer to our fiscal one month ended, or the date, as the context requires, December 26, 2008. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements include statements other than historical information or statements of current condition and may relate to our future plans and objectives and results, among other things, and may also include statements about the objectives and effectiveness of our risk management and liquidity policies, statements about trends in or growth opportunities for our businesses, statements about our future status, activities or reporting under U.S. or non-U.S. banking and financial regulation, and statements about our investment banking transaction backlog. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in these forward-looking statements include, among others, those discussed below under “— Certain Risk Factors That May Affect Our Businesses” as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K and “Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of our Annual Report on Form 10-K.

Executive Overview

Our diluted earnings per common share were $22.13 for the year ended December 31, 2009, compared with $4.47 for the year ended November 28, 2008. Return on average common shareholders’ equity (ROE) (1) was 22.5% for 2009. Net revenues for 2009 were $45.17 billion, more than double the amount in 2008. Our ratio of compensation and benefits to net revenues for 2009 was 35.8% and represented our lowest annual ratio of compensation and benefits to net revenues. In addition, compensation was reduced by $500 million to fund a charitable contribution to Goldman Sachs Gives, our donor-advised fund. This contribution of $500 million was part of total commitments to charitable and small business initiatives during the year in excess of $1 billion. During the twelve months ended December 31, 2009, book value per common share increased 23% to $117.48 and tangible book value per common share (2) increased 27% to $108.42. During the year, the firm repurchased the preferred stock and associated warrant that were issued to the U.S. Department of the Treasury (U.S. Treasury) pursuant to the U.S. Treasury’s TARP Capital Purchase Program. The firm’s cumulative payments to the U.S. Treasury related to this program totaled $11.42 billion, including the return of the U.S. Treasury’s $10.0 billion investment, $318 million in preferred dividends and $1.1 billion related to the warrant repurchase. In addition, in 2009 the firm completed a public offering of common stock for proceeds of $5.75 billion. Our Tier 1 capital ratio under Basel I (3) was 15.0% as of December 31, 2009 and our Tier 1 common ratio under Basel I (3) was 12.2% as of December 31, 2009.

Net revenues in Trading and Principal Investments were significantly higher compared with 2008, reflecting a very strong performance in Fixed Income, Currency and Commodities (FICC) and significantly improved results in Principal Investments, as well as higher net revenues in Equities. During 2009, FICC operated in an environment characterized by strong client-driven activity, particularly in more liquid products. In addition, asset values generally improved and corporate credit spreads tightened significantly for most of the year. Net revenues in FICC were significantly higher compared with 2008, reflecting particularly strong performances in credit products, mortgages and interest rate products, which were each significantly higher than 2008. Net revenues in commodities were also particularly strong and were slightly higher than 2008, while net revenues in currencies were strong, but lower than a particularly strong 2008. During 2009, mortgages included a loss of approximately $1.5 billion (excluding hedges) on commercial mortgage loans. Results in 2008 were negatively impacted by asset writedowns across non-investment-grade credit origination activities, corporate debt, private and public equities, and residential and commercial mortgage loans and securities. The increase in Principal Investments reflected gains on corporate principal investments and our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC) compared with net losses in 2008. In 2009, results in Principal Investments included a gain of $1.58 billion related to our investment in the ordinary shares of ICBC, a gain of $1.31 billion from corporate principal investments and a loss of $1.76 billion from real estate principal investments. Net revenues in Equities for 2009 reflected strong results in the client franchise businesses. However,

(1)   ROE is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROE.
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
(3)   As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve Board). We are reporting our Tier 1 capital ratios calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The Tier 1 capital ratio equals Tier 1 capital divided by total risk-weighted assets (RWAs). The Tier 1 common ratio equals Tier 1 capital less preferred stock and junior subordinated debt issued to trusts, divided by RWAs. See “— Equity Capital — Consolidated Capital Requirements” below for further information regarding our capital ratios.

results in the client franchise businesses were lower than a strong 2008 and included significantly lower commissions. Results in principal strategies were positive compared with losses in 2008. During 2009, Equities operated in an environment characterized by a significant increase in global equity prices, favorable market opportunities and a significant decline in volatility levels.

Net revenues in Asset Management and Securities Services decreased significantly compared with 2008, reflecting significantly lower net revenues in Securities Services, as well as lower net revenues in Asset Management. The decrease in Securities Services primarily reflected the impact of lower customer balances, reflecting lower hedge fund industry assets and reduced leverage. The decrease in Asset Management primarily reflected the impact of changes in the composition of assets managed, principally due to equity market depreciation during the fourth quarter of 2008, as well as lower incentive fees. During the year ended December 31, 2009, assets under management increased $73 billion to $871 billion, due to $76 billion of market appreciation, primarily in fixed income and equity assets, partially offset by $3 billion of net outflows. Outflows in money market assets were offset by inflows in fixed income assets.

Net revenues in Investment Banking decreased compared with 2008, reflecting significantly lower net revenues in Financial Advisory, partially offset by higher net revenues in our Underwriting business. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions. The increase in Underwriting reflected higher net revenues in equity underwriting, primarily reflecting an increase in industry-wide equity and equity-related offerings. Net revenues in debt underwriting were slightly lower than in 2008. Our investment banking transaction backlog increased significantly during the twelve months ended December 31, 2009. (1)

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For a further discussion of the factors that may affect our future operating results, see
“— Certain Risk Factors That May Affect Our Businesses” below as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

(1)   Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment

Our financial performance is highly dependent on the environment in which our businesses operate. During 2009, the economies of the U.S., Europe and Japan experienced a recession. Business activity across a wide range of industries and regions was greatly reduced, reflecting a reduction in consumer spending and low levels of liquidity across credit markets. In addition, unemployment continued to rise in 2009. However, economic conditions became generally more favorable during the second half of the year as real gross domestic product (GDP) growth turned positive in most major economies and growth in emerging markets improved. In addition, equity and credit markets were characterized by increasing asset prices, lower volatility and improved liquidity during the last nine months of the year. For a further discussion of how market conditions affect our businesses, see “— Certain Risk Factors That May Affect Our Businesses” below as well as “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. A further discussion of the business environment in 2009 is set forth below.

Global.  The global economy weakened during 2009, as evidenced by declines in real GDP in the major economies. In addition, economic growth in emerging markets slowed during the year, especially among those economies most reliant upon international trade. Volatility levels across fixed income and equity markets declined during the year and corporate credit spreads generally tightened, particularly in the second half of the year. In addition, global equity markets increased significantly during our fiscal year. The U.S. Federal Reserve, The Bank of Japan and The People’s Bank of China left interest rates unchanged during 2009, while central banks in the Eurozone and the United Kingdom lowered interest rates during the first half of the year. After a significant decline in the second half of calendar year 2008, the price of crude oil increased significantly during 2009. The U.S. dollar weakened against the British pound and the Euro, but strengthened against the Japanese yen. In investment banking, industry-wide mergers and acquisitions activity remained weak, while industry-wide debt offerings and equity and equity-related offerings increased significantly compared with 2008.

United States.  Real GDP in the U.S. declined by an estimated 2.4% in calendar year 2009, compared with an increase of 0.4% in 2008. The recession in the U.S., which started near the beginning of our 2008 fiscal year, appeared to end in the third quarter of 2009, as real GDP increased during the second half of the year. Exports declined significantly in the first half of the year, but improved during the second half of the year. Consumer expenditure declined during 2009, despite significant support from the federal government’s fiscal stimulus package. Business and consumer confidence improved during the year, but remained at low levels. The rate of inflation decreased during the year, reflecting an increase in unemployment and significant excess production capacity, which caused downward pressure on wages and prices. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during the year. In addition, the Federal Reserve purchased significant amounts of mortgage-backed securities, as well as U.S. Treasury and federal agency debt in order to improve liquidity and expand the availability of credit. The yield on the 10-year U.S. Treasury note increased by 169 basis points to 3.85% during our fiscal year. The NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average ended our fiscal year higher by 48%, 28% and 22%, respectively.

Europe.  Real GDP in the Eurozone economies declined by an estimated 4.0% in calendar year 2009, compared with an increase of 0.5% in 2008. Fixed investment, consumer expenditure and exports declined during 2009. However, surveys of business and consumer confidence improved during the year. Although employment levels declined in many economies, the largest decreases were in the countries that were most affected by the housing market decline. The rate of inflation declined during the year. In response to economic weakness and concerns about the health of the financial system, the European Central Bank lowered its main refinancing operations rate by 150 basis points to 1.00%. In the United Kingdom, real GDP declined by an estimated 4.8% for calendar year 2009, compared with an increase of 0.5% in 2008. Although real GDP declined significantly in the first half of the year, it appeared to increase during the fourth quarter of 2009. The Bank of England lowered its official bank rate during our fiscal year by a total of 150 basis points to 0.50%. Long-term government bond yields in both the Eurozone and the U.K. increased during our fiscal year. The Euro and British pound appreciated by 2% and 11%, respectively, against the U.S. dollar during our fiscal year. Major European equity markets ended our fiscal year significantly higher.

Asia.  In Japan, real GDP decreased by an estimated 5.0% in calendar year 2009, compared with a decrease of 1.2% in 2008. Measures of business investment, consumer expenditures and exports declined. Measures of inflation also declined during 2009. The Bank of Japan maintained its target overnight call rate at 0.10% during the year, while the yield on 10-year Japanese government bond increased during our fiscal year. The yen depreciated by 2% against the U.S. dollar. The Nikkei 225 increased 21% during our fiscal year.

In China, real GDP growth was an estimated 8.7% in calendar year 2009, down from 9.6% in 2008. While exports declined during 2009, the impact on economic activity was mitigated by an increase in fixed investment and consumer spending, partially due to fiscal stimulus and strong credit expansion. Measures of inflation declined for most of 2009, but began to increase toward the end of the year. The People’s Bank of China left its one-year benchmark lending rate unchanged at 5.31% during the year and maintained a broadly stable exchange rate against the U.S. dollar. The Shanghai Composite Index increased 77% during our fiscal year. Real GDP growth in India decreased slightly to an estimated 6.6% in calendar year 2009 from 6.7% in 2008. Industrial production and consumer spending increased during 2009. Exports declined significantly during 2009, but began to increase by the end of the year. The rate of wholesale inflation decreased during the year. The Indian rupee strengthened against the U.S. dollar. Equity markets in Hong Kong, India and South Korea increased significantly during our fiscal year.

Other Markets.  Real GDP in Brazil declined by an estimated 0.1% in calendar year 2009 compared with an increase of 5.1% in 2008. Although investment spending declined, an increase in commodity prices contributed to significant capital inflows, which helped support consumer spending. The Brazilian real strengthened against the U.S. dollar. In Russia, real GDP declined by an estimated 7.9% in calendar year 2009, compared with an increase of 5.6% in 2008. Low oil prices earlier in the year, as well as a tightening in credit availability, led to a significant decline in investment, consumption and exports. In addition, the Russian ruble depreciated against the U.S. dollar. Brazilian and Russian equity prices ended our fiscal year significantly higher.

Certain Risk Factors That May Affect Our Businesses

We face a variety of risks that are substantial and inherent in our businesses, including market, liquidity, credit, operational, legal, regulatory and reputational risks. For a discussion of how management seeks to manage some of these risks, see “— Risk Management” below. A summary of the more important factors that could affect our businesses follows below. For a further discussion of these and other important factors that could affect our businesses, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Market Conditions and Market Risk.  Our financial performance is highly dependent on the environment in which our businesses operate. A favorable business environment is generally characterized by, among other factors, high global GDP growth, transparent, liquid and efficient capital markets, low inflation, high business and investor confidence, stable geopolitical conditions, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; outbreaks of hostilities or other geopolitical instability; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors. Our businesses and profitability have been and may continue to be adversely affected by market conditions in many ways, including the following:

•	Many of our businesses, such as our merchant banking businesses, our mortgages, leveraged loan and credit products businesses in our FICC segment, and our equity principal strategies business, have net “long” positions in debt securities, loans, derivatives, mortgages, equities (including private equity) and most other asset classes. In addition, many of our market-making and other businesses in which we act as a principal to facilitate our clients’ activities, including our exchange-based market-making businesses, commit large amounts of capital to maintain trading positions in interest rate and credit products, as well as currencies, commodities and equities. Because nearly all of these investing and trading positions are marked-to-market on a daily basis, declines in asset values directly and immediately impact our earnings, unless we have effectively “hedged” our exposures to such declines. In certain circumstances (particularly in the case of leveraged loans and private equities or other securities that are not freely tradable or lack established and liquid trading markets), it may not be possible or economic to hedge such exposures and to the extent that we do so the hedge may be ineffective or may greatly reduce our ability to profit from increases in the values of the assets. Sudden declines and significant volatility in the prices of assets may substantially curtail or eliminate the trading markets for certain assets, which may make it very difficult to sell, hedge or value such assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions and the difficulty in valuing assets may require us to maintain additional capital and increase our funding costs.

•	Our cost of obtaining long-term unsecured funding is directly related to our credit spreads. Credit spreads are influenced by market perceptions of our creditworthiness. Widening credit spreads, as well as significant declines in the availability of credit, have in the past adversely affected our ability to borrow on a secured and unsecured basis and may do so in the future. We fund ourselves on an unsecured basis by issuing long-term debt, promissory notes and commercial paper, by accepting deposits at our bank subsidiaries or by obtaining bank loans or lines of credit. We seek to finance many of our assets on a secured basis, including by entering into repurchase agreements. Any disruptions in the credit markets may make it harder and more expensive to obtain funding for our businesses. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability, particularly in our businesses that involve investing, lending and taking principal positions, including market making.

•	Our investment banking business has been and may continue to be adversely affected by market conditions. Poor economic conditions and other adverse geopolitical conditions can adversely affect and have adversely affected investor and CEO confidence, resulting in significant industry-wide declines in the size and number of underwritings and of financial advisory transactions, which could have an adverse effect on our revenues and our profit margins. In addition, our clients engaging in mergers and acquisitions often rely on access to the secured and unsecured credit markets to finance their transactions. A lack of available credit or an increased cost of credit can adversely affect the size, volume and timing of our clients’ merger and acquisition transactions — particularly large transactions. Because a significant portion of our investment banking revenues is derived from our participation in large transactions, a decline in the number of large transactions would adversely affect our investment banking business.

•	Certain of our trading businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses. On the other hand, increased volatility, while it can increase trading volumes and spreads, also increases risk as measured by VaR and may expose us to increased risks in connection with our market-making and proprietary businesses or cause us to reduce the size of these businesses in order to avoid increasing our VaR. Limiting the size of our market-making positions and investing businesses can adversely affect our profitability.

•	We receive asset-based management fees based on the value of our clients’ portfolios or investment in funds managed by us and, in some cases, we also receive incentive fees based on increases in the value of such investments. Declines in asset values reduce the value of our clients’ portfolios or fund assets, which in turn reduce the fees we earn for managing such assets. Market uncertainty, volatility and adverse economic conditions, as well as declines in asset values, may cause our clients to transfer their assets out of our funds or other products or their brokerage accounts or affect our ability to attract new clients or additional assets from existing clients and result in reduced net revenues, principally in our asset management business. To the extent that clients do not withdraw their funds, they may invest them in products that generate less fee income.

•	Concentration of risk increases the potential for significant losses in our market-making, proprietary trading, investing, block trading, merchant banking, underwriting and lending businesses. This risk may increase to the extent we expand our market-making, trading, investing and lending businesses.

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

The financial instruments that we hold and the contracts to which we are a party are complex, as we employ structured products to benefit our clients and ourselves, and these complex structured products often do not have readily available markets to access in times of liquidity stress. Our investing activities may lead to situations where the holdings from these activities represent a significant portion of specific markets, which could restrict liquidity for our positions. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time, as is likely to occur in a liquidity or other market crisis. In addition, financial institutions with which we interact may exercise set-off rights or the right to require additional collateral, including in difficult market conditions, which could further impair our access to liquidity.

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

Although we regularly review credit exposures to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee, particularly as new business initiatives and market developments lead us to transact with a broader array of clients and counterparties, as well as clearing houses and exchanges, and expose us to new asset classes and new markets.

We have experienced, due to competitive factors, pressure to extend and price credit at levels that may not always fully compensate us for the risks we take. In particular, corporate clients seek such commitments from financial services firms in connection with investment banking and other assignments.

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

Industry consolidation, whether among market participants or financial intermediaries, increases the risk of operational failure as disparate complex systems need to be integrated, often on an accelerated basis. Furthermore, the interconnectivity of multiple financial institutions with central agents, exchanges and clearing houses, and the increased centrality of these entities under proposed and potential regulation, increases the risk that an operational failure at one institution or entity may cause an industry-wide operational failure that could materially impact our ability to conduct business.

Legal, Regulatory and Reputational Risk.  We are subject to extensive and evolving regulation in jurisdictions around the world. Several of our subsidiaries are subject to regulatory capital requirements and, as a bank holding company, we are subject to minimum capital standards and a minimum Tier 1 leverage ratio on a consolidated basis. Our status as a bank holding company and the operation of our lending and other businesses through GS Bank USA subject us to additional regulation and limitations on our activities, as described in “Regulation — Banking Regulation” in Part I, Item 1 of our Annual Report on Form 10-K.

New regulations could impact our profitability in the affected jurisdictions, or even make it uneconomic for us to continue to conduct all or certain of our businesses in such jurisdictions, or could cause us to incur significant costs associated with changing our business practices, restructuring our businesses, moving all or certain of our businesses and our employees to other locations or complying with applicable capital requirements, including liquidating assets or raising capital in a manner that adversely increases our funding costs or otherwise adversely affects our shareholders and creditors. To the extent new laws or regulations or changes in enforcement of existing laws or regulations are imposed on a limited subset of financial institutions, this could adversely affect our ability to compete effectively with other institutions that are not affected in the same way.

A Financial Crisis Responsibility Fee to be assessed on the largest financial firms by the U.S. government was proposed on January 14, 2010. However, since this is still in the proposal stage and has not been approved by Congress, details surrounding the fee have not been finalized. We are currently evaluating the impact of the proposal on our results of operations. The impact of the proposal, if any, will be recorded when it is ultimately enacted.

Substantial legal liability or a significant regulatory action against us, or adverse publicity, governmental scrutiny or legal and enforcement proceedings regardless of the ultimate outcome, could have material adverse financial effects, cause significant reputational harm to us or adversely impact the morale and performance of our employees, which in turn could seriously harm our businesses and results of operations. We face significant legal risks in our businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Our experience has been that legal claims by customers and clients increase in a market downturn and that employment-related claims increase in periods when we have reduced the total number of employees. For a discussion of how we account for our legal and regulatory exposures, see “— Use of Estimates” below.

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

Substantially all trading assets and trading liabilities are reflected in our consolidated statements of financial condition at fair value. In determining fair value, we separate our trading assets, at fair value and trading liabilities, at fair value into two categories: cash instruments and derivative contracts, as set forth in the following table:

Trading Instruments by Category
(in millions)

	As of December 2009			As of November 2008
	Trading		Trading	Trading		Trading
	Assets, at		Liabilities, at	Assets, at		Liabilities, at
	Fair Value		Fair Value	Fair Value		Fair Value
Cash trading instruments	$244,124		$72,117	$186,231		$57,143
ICBC	8,111	(1)	—	5,496	(1)	—
SMFG	933		893 (4)	1,135		1,134 (4)
Other principal investments	13,981	(2)	—	15,126	(2)	—

Principal investments	23,025		893	21,757		1,134

Cash instruments	267,149		73,010	207,988		58,277
Exchange-traded	6,831		2,548	6,164		8,347
Over-the-counter	68,422		53,461	124,173		109,348

Derivative contracts	75,253	(3)	56,009 (5)	130,337	(3)	117,695 (5)

Total	$342,402		$129,019	$338,325		$175,972

(1)	Includes interests of $5.13 billion and $3.48 billion as of December 2009 and November 2008, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (other than our investments in ICBC and Sumitomo Mitsui Financial Group, Inc. (SMFG)) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of December 2009			As of November 2008
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$9,507	$1,325	$10,832	$10,726	$2,935	$13,661
Public	3,091	58	3,149	1,436	29	1,465

Total	$12,598	$1,383	$13,981	$12,162	$2,964	$15,126

(3)	Net of cash received pursuant to credit support agreements of $124.60 billion and $137.16 billion as of December 2009 and November 2008, respectively.

(4)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(5)	Net of cash paid pursuant to credit support agreements of $14.74 billion and $34.01 billion as of December 2009 and November 2008, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments (e.g., equity and debt securities) are generally valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most government obligations, active listed equities and certain money market securities.

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

Certain cash trading instruments trade infrequently and therefore have little or no price transparency. Such instruments include private equity investments and real estate fund investments, certain bank loans and bridge loans (including certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt), less liquid corporate debt securities and other debt obligations (including less liquid corporate bonds, distressed debt instruments and collateralized debt obligations (CDOs) backed by corporate obligations), less liquid mortgage whole loans and securities (backed by either commercial or residential real estate), and acquired portfolios of distressed loans. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

Our investment in the ordinary shares of ICBC is valued using the quoted market price adjusted for transfer restrictions. Under the original transfer restrictions, the ICBC shares we held would have become free from transfer restrictions in equal installments on April 28, 2009 and October 20, 2009. During the quarter ended March 2009, the shares became subject to new supplemental transfer restrictions. Under these new supplemental transfer restrictions, on April 28, 2009, 20% of the ICBC shares that we held became free from transfer restrictions and we completed the disposition of these shares during the second quarter of 2009. Our remaining ICBC shares are subject to transfer restrictions, which prohibit liquidation at any time prior to April 28, 2010.

We also have an investment in the convertible preferred stock of SMFG. This investment is valued using a model that is principally based on SMFG’s common stock price. During 2008, we converted one-third of our SMFG preferred stock investment into SMFG common stock, and delivered the common stock to close out one-third of our hedge position. As of December 2009, we remained hedged on substantially all of the common stock underlying our remaining investment in SMFG.

•	Private Principal Investments. Our private principal investments held within the Principal Investments component of our Trading and Principal Investments segment include investments in private equity, debt and real estate, primarily held through investment funds. By their nature, these investments have little or no price transparency. We value such instruments initially at transaction price and adjust valuations when evidence is available to support such adjustments. Such evidence includes recent third-party investments or pending transactions, third-party independent appraisals, transactions in similar instruments, discounted cash flow techniques, valuation multiples and public comparables.

Derivative Contracts.  Derivative contracts can be exchange-traded or over-the-counter (OTC). We generally value exchange-traded derivatives using models which calibrate to market-clearing levels and eliminate timing differences between the closing price of the exchange-traded derivatives and their underlying instruments.

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.

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

When broker or dealer quotations or third-party pricing vendors are used for valuation or price verification, greater priority is given to executable quotes. As part of our price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument. See Notes 2 and 3 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding fair value measurements.

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

•	Equities and convertible debentures. Substantially all of our level 3 equities and convertible debentures consist of private equity investments and real estate fund investments. For private equity investments, recent third-party investments or pending transactions are considered to be the best evidence for any change in fair value. In the absence of such evidence, valuations are based on one or more of the following methodologies, as appropriate and available: transactions in similar instruments, discounted cash flow techniques, third-party independent appraisals, valuation multiples and public comparables. Such evidence includes pending reorganizations (e.g., merger proposals, tender offers or debt restructurings); and significant changes in financial metrics (e.g., operating results as compared to previous projections, industry multiples, credit ratings and balance sheet ratios). Real estate fund investments are carried at net asset value per share. The underlying investments in the funds are generally valued using discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows, capitalization rates and valuation multiples.

•	Bank loans and bridge loans and Corporate debt securities and other debt obligations. Valuations are generally based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows, market yields for such instruments and recovery assumptions. Inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available.

•	Loans and securities backed by commercial real estate. Loans and securities backed by commercial real estate are collateralized by specific assets and may be tranched into varying levels of subordination. Due to the nature of these instruments, valuation techniques vary by instrument. Methodologies include relative value analyses across different tranches, comparisons to transactions in both the underlying collateral and instruments with the same or substantially the same underlying collateral, market indices (such as the CMBX (1)), and credit default swaps, as well as discounted cash flow techniques.

•	Loans and securities backed by residential real estate. Valuations are based on both proprietary and industry recognized models (including Intex and Bloomberg), and discounted cash flow techniques. In the recent market environment, the most significant inputs to the valuation of these instruments are rates and timing of delinquency, default and loss expectations, which are driven in part by housing prices. Inputs are determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX (1).

•	Loan portfolios. Valuations are based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows and market yields for such instruments. Inputs are determined based on relative value analyses which incorporate comparisons to recent auction data for other similar loan portfolios.

•	Derivative contracts. Valuation models are calibrated to initial transaction price. Subsequent changes in valuations are based on observable inputs to the valuation models (e.g., interest rates, credit spreads, volatilities, etc.). Inputs are changed only when corroborated by market data. Valuations of less liquid OTC derivatives are typically based on level 1 or level 2 inputs that can be observed in the market, as well as unobservable inputs, such as correlations and volatilities.

(1)   The CMBX and ABX are indices that track the performance of commercial mortgage bonds and subprime residential mortgage bonds, respectively.

Total level 3 assets were $46.48 billion and $66.19 billion as of December 2009 and November 2008, respectively. The decrease in level 3 assets as of December 2009 compared with November 2008 primarily reflected unrealized losses (principally on private equity investments and real estate fund investments, loans and securities backed by commercial real estate, and bank loans and bridge loans) and sales and paydowns (principally on loans and securities backed by commercial real estate, bank loans and bridge loans, and other debt obligations).

The following table sets forth the fair values of financial assets classified within level 3 of the fair value hierarchy:

Level 3 Financial Assets at Fair Value
(in millions)

	As of
	December	November
	2009	2008
Equities and convertible debentures (1)	$11,871	$16,006
Bank loans and bridge loans (2)	9,560	11,957
Corporate debt securities and other debt obligations (3)	5,584	7,596
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	4,620	9,340
Loans and securities backed by residential real estate	1,880	2,049
Loan portfolios (4)	1,364	4,118

Cash instruments	34,879	51,066
Derivative contracts	11,596	15,124

Total level 3 assets at fair value	46,475	66,190
Level 3 assets for which we do not bear economic exposure (5)	(3,127)	(6,616)

Level 3 assets for which we bear economic exposure	$43,348	$59,574

(1)	Substantially all consists of private equity investments and real estate fund investments. Real estate investments were $1.23 billion and $2.62 billion as of December 2009 and November 2008, respectively.

(2)	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $741 million and $804 million as of December 2009 and November 2008, respectively, of CDOs and collateralized loan obligations backed by corporate obligations.

(4)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(5)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

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

Long Positions in Loans and Securities Backed by Residential Real Estate
(in millions)

	As of
	December	November
	2009	2008
Prime (1)	$2,483	$1,494
Alt-A	1,761	1,845
Subprime (2)	2,460	1,906

Total (3)	$6,704	$5,245

(1)	Excludes U.S. government agency-issued collateralized mortgage obligations of $6.33 billion and $4.27 billion as of December 2009 and November 2008, respectively. Also excludes U.S. government agency-issued mortgage pass-through certificates.

(2)	Includes $381 million and $228 million of CDOs backed by subprime mortgages as of December 2009 and November 2008, respectively.

(3)	Includes $1.88 billion and $2.05 billion of financial instruments (primarily loans and investment-grade securities, the majority of which were issued during 2006 and 2007) classified within level 3 of the fair value hierarchy as of December 2009 and November 2008, respectively.

Loans and securities backed by commercial real estate.  We originate, securitize and syndicate fixed and floating rate commercial mortgages globally. At any point in time, we may use cash instruments as well as derivatives to manage our risk position in the commercial mortgage market. The following table sets forth the fair value of our long positions in loans and securities backed by commercial real estate by geographic region. The decrease in loans and securities backed by commercial real estate from November 2008 to December 2009 was primarily due to sales and paydowns.

Long Positions in Loans and Securities Backed by
Commercial Real Estate by Geographic Region
 (in millions)

	As of
	December	November
	2009	2008
Americas (1)	$5,157	$7,433
EMEA (2)	1,032	3,304
Asia	14	157

Total (3)	$6,203 (4)	$10,894 (5)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes $4.62 billion and $9.34 billion of financial instruments classified within level 3 of the fair value hierarchy as of December 2009 and November 2008, respectively.

(4)	Comprised of loans of $4.70 billion and commercial mortgage-backed securities of $1.50 billion as of December 2009, of which $5.68 billion was floating rate and $519 million was fixed rate.

(5)	Comprised of loans of $9.23 billion and commercial mortgage-backed securities of $1.66 billion as of November 2008, of which $9.78 billion was floating rate and $1.11 billion was fixed rate.

Leveraged Lending Capital Market Transactions.  We arrange, extend and syndicate loans and commitments related to leveraged lending capital market transactions globally. The following table sets forth the notional amount of our leveraged lending capital market transactions by geographic region:

Leveraged Lending Capital Market Transactions by Geographic Region
(in millions)

	As of December 2009				As of November 2008
	Funded	Unfunded	Total		Funded	Unfunded	Total
Americas (1)	$1,029	$1,120	$2,149		$3,036	$1,735	$4,771
EMEA	1,624	50	1,674		2,294	259	2,553
Asia	600	27	627		568	73	641

Total	$3,253	$1,197	$4,450	(2)	$5,898	$2,067	$7,965	(2)

(1)	Substantially all relates to the U.S.

(2)	Represents the notional amount. We account for these transactions at fair value and our exposure was $2.27 billion and $5.53 billion as of December 2009 and November 2008, respectively.

Other Financial Assets and Financial Liabilities at Fair Value.  In addition to trading assets, at fair value and trading liabilities, at fair value, we have elected to account for certain of our other financial assets and financial liabilities at fair value under ASC 815-15 and ASC 825-10 (i.e., the fair value option). The primary reasons for electing the fair value option are to reflect economic events in earnings on a timely basis, to mitigate volatility in earnings from using different measurement attributes and to address simplification and cost-benefit considerations.

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers accounted for as financings rather than sales, debt raised through our William Street credit extension program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions and certain hybrid financial instruments;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of our matched book and certain firm financing activities;

•	certain deposits issued by our bank subsidiaries, as well as securities held by GS Bank USA;

•	certain receivables from customers and counterparties, including certain margin loans, transfers accounted for as secured loans rather than purchases and prepaid variable share forwards;

•	certain insurance and reinsurance contracts and certain guarantees; and

•	in general, investments acquired after November 24, 2006, when the fair value option became available, where we have significant influence over the investee and would otherwise apply the equity method of accounting. In certain cases, we apply the equity method of accounting to new investments that are strategic in nature or closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant.

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

Goodwill.  We test the goodwill in each of our operating segments, which are components one level below our three business segments, for impairment at least annually, by comparing the estimated fair value of each operating segment with its estimated net book value. We derive the fair value of each of our operating segments based on valuation techniques we believe market participants would use for each segment (observable average price-to-earnings multiples of our competitors in these businesses and price-to-book multiples). We derive the net book value of our operating segments by estimating the amount of shareholders’ equity required to support the activities of each operating segment. Our last annual impairment test was performed during our 2009 fourth quarter and no impairment was identified.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	December	November
	2009	2008
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	265	247
Equities (1)	2,389	2,389
Principal Investments	84	80
Asset Management and Securities Services
Asset Management (2)	563	565
Securities Services	117	117

Total	$3,543	$3,523

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of estimated remaining lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of December 2009		As of November 2008
		Range of Estimated
	Carrying	Remaining Lives	Carrying
	Value	(in years)	Value
Customer lists (1)	$645	2-16	$724
New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights	420	12	462
Insurance-related assets (2)	150	6	155
Exchange-traded fund (ETF) lead market maker rights	90	18	95
Other (3)	72	2-16	93

Total	$1,377		$1,529

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily includes the value of business acquired related to our insurance businesses.

(3)	Primarily includes marketing-related assets and other contractual rights.

A prolonged period of weakness in global equity markets could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) changes in trading volumes or market structure that could adversely affect our exchange-based market-making businesses (see discussion below), (ii) an adverse action or assessment by a regulator or (iii) adverse actual experience on the contracts in our variable annuity and life insurance business.

In October 2008, the SEC approved the NYSE’s proposal to create a new market model and redefine the role of NYSE DMMs. In June 2009, the NYSE successfully completed the rollout of new systems architecture that further reduces order completion time, which enables the NYSE to offer competitive execution speeds, while continuing to incorporate the price discovery provided by DMMs. Following solid performance during the first half of 2009, in the latter half of 2009, our DMM business was adversely impacted primarily by the lack of timely market data in the internal order/execution system of the NYSE (which, at times, results in DMMs making markets without real-time price information) and to a lesser extent, by lower trading volumes and lower volatility. In 2010, the NYSE is expected to address this market data issue. There can be no assurance that changes in these factors will result in sufficient cash flows to avoid impairment of our NYSE DMM rights in the future. In accordance with the requirements of ASC 360, we will be closely monitoring the performance of our DMM business to determine whether an impairment loss is required in the future. As of December 2009, the carrying value of our NYSE DMM rights was $420 million. To the extent that there were to be an impairment in the future, it would result in a significant writedown in the carrying value of these DMM rights.

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

We estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. In accounting for income taxes, we estimate and provide for potential liabilities that may arise out of tax audits to the extent that uncertain tax positions fail to meet the recognition standard under ASC 740. See Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding accounting for income taxes.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
Net revenues	$45,173	$22,222	$45,987	$183
Pre-tax earnings/(loss)	19,829	2,336	17,604	(1,258)
Net earnings/(loss)	13,385	2,322	11,599	(780)
Net earnings/(loss) applicable to common shareholders	12,192	2,041	11,407	(1,028)
Diluted earnings/(loss) per common share	22.13	4.47	24.73	(2.15)
Return on average common shareholders’ equity (1)	22.5%	4.9%	32.7%	N.M.

(1)	ROE is computed by dividing net earnings applicable to common shareholders by average monthly common shareholders’ equity. The following table sets forth our average common shareholders’ equity:

	Average for the
	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
		(in millions)

Total shareholders’ equity	$65,527	$47,167	$37,959	$63,712
Preferred stock	(11,363)	(5,157)	(3,100)	(16,477)

Common shareholders’ equity	$54,164	$42,010	$34,859	$47,235

Net Revenues

2009 versus 2008.  Our net revenues were $45.17 billion in 2009, more than double the amount in 2008, reflecting significantly higher net revenues in Trading and Principal Investments. The increase in Trading and Principal Investments reflected a very strong performance in FICC and significantly improved results in Principal Investments, as well as higher net revenues in Equities. During 2009, FICC operated in an environment characterized by strong client-driven activity, particularly in more liquid products. In addition, asset values generally improved and corporate credit spreads tightened significantly for most of the year. Net revenues in FICC were significantly higher compared with 2008, reflecting particularly strong performances in credit products, mortgages and interest rate products, which were each significantly higher than 2008. Net revenues in commodities were also particularly strong and were slightly higher than 2008, while net revenues in currencies were strong, but lower than a particularly strong 2008. During 2009, mortgages included a loss of approximately $1.5 billion (excluding hedges) on commercial mortgage loans. Results in 2008 were negatively impacted by asset writedowns across non-investment-grade credit origination activities, corporate debt, private and public equities, and residential and commercial mortgage loans and securities. The increase in Principal Investments reflected gains on corporate principal investments and our investment in the ordinary shares of ICBC compared with net losses in 2008. In 2009, results in Principal Investments included a gain of $1.58 billion related to our investment in the ordinary shares of ICBC, a gain of $1.31 billion from corporate principal investments and a loss of $1.76 billion from real estate principal investments. Net revenues in Equities for 2009 reflected strong results in the client franchise businesses. However, results in the client franchise businesses were lower than a strong 2008 and included significantly lower commissions. Results in principal strategies were positive compared with losses in 2008. During 2009, Equities operated in an environment characterized by a significant increase in global equity prices, favorable market opportunities and a significant decline in volatility levels.

Net revenues in Asset Management and Securities Services decreased significantly compared with 2008, reflecting significantly lower net revenues in Securities Services, as well as lower net revenues in Asset Management. The decrease in Securities Services primarily reflected the impact of lower customer balances, reflecting lower hedge fund industry assets and reduced leverage. The decrease in Asset Management primarily reflected the impact of changes in the composition of assets managed, principally due to equity market depreciation during the fourth quarter of 2008, as well as lower incentive fees. During the year ended December 31, 2009, assets under management increased $73 billion to $871 billion, due to $76 billion of market appreciation, primarily in fixed income and equity assets, partially offset by $3 billion of net outflows. Outflows in money market assets were offset by inflows in fixed income assets.

Net revenues in Investment Banking decreased compared with 2008, reflecting significantly lower net revenues in Financial Advisory, partially offset by higher net revenues in our Underwriting business. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions. The increase in Underwriting reflected higher net revenues in equity underwriting, primarily reflecting an increase in industry-wide equity and equity-related offerings. Net revenues in debt underwriting were slightly lower than in 2008.

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

One Month Ended December 2008.  Our net revenues were $183 million for the month of December 2008. These results reflected a continuation of the difficult operating environment experienced during our fiscal fourth quarter of 2008, particularly across global equity and credit markets. Trading and Principal Investments recorded negative net revenues of $507 million. Results in Principal Investments reflected net losses of $529 million from real estate principal investments and $501 million from corporate principal investments, partially offset by a gain of $228 million related to our investment in the ordinary shares of ICBC. Results in FICC included a loss in credit products of approximately $1 billion (net of hedges) related to non-investment-grade credit origination activities, primarily reflecting a writedown of approximately $850 million related to the bridge and bank loan facilities held in LyondellBasell Finance Company. In addition, results in mortgages included a loss of approximately $625 million (excluding hedges) on commercial mortgage loans and securities. Interest rate products, currencies and commodities each produced strong results for the month of December 2008. During the month of December, although market opportunities were favorable for certain businesses, FICC operated in an environment generally characterized by continued weakness in the broader credit markets. Results in Equities reflected lower commission volumes and lower net revenues from derivatives compared with average monthly levels in 2008, as well as weak results in principal strategies. During the month of December, Equities operated in an environment characterized by continued weakness in global equity markets and continued high levels of volatility.

Net revenues in Investment Banking were $135 million for the month of December and reflected very low levels of activity in industry-wide completed mergers and acquisitions, as well as continued challenging market conditions across equity and leveraged finance markets, which adversely affected our Underwriting business.

Net revenues in Asset Management and Securities Services were $555 million for the month of December, reflecting Asset Management net revenues of $319 million and Securities Services net revenues of $236 million. During the calendar month of December, assets under management increased $19 billion to $798 billion due to $13 billion of market appreciation, primarily in fixed income and equity assets, and $6 billion of net inflows. Net inflows reflected inflows in money market assets, partially offset by outflows in fixed income, equity and alternative investment assets. Net revenues in Securities Services reflected favorable changes in the composition of securities lending balances, but were negatively impacted by a decline in total average customer balances.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits expenses includes salaries, discretionary compensation, amortization of equity awards and other items such as payroll taxes, severance costs and benefits. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix and the structure of our share-based compensation programs. Our ratio of compensation and benefits to net revenues was 35.8% for 2009 and represented our lowest annual ratio of compensation and benefits to net revenues. While net revenues for 2009 were only 2% lower than our record net revenues in 2007, total compensation and benefits expenses for 2009 were 20% lower than 2007. For 2008, our ratio of compensation and benefits (excluding severance costs of approximately $275 million in the fourth quarter of 2008) to net revenues was 48.0%. Our compensation expense can vary from year to year and is based on our performance, prevailing labor markets and other factors. Our record low compensation ratio for 2009 reflects both very strong net revenues and the broader environment in which we currently operate.

On December 9, 2009, the United Kingdom proposed legislation that would impose a non-deductible 50% tax on certain financial institutions in respect of discretionary bonuses in excess of £25,000 awarded under arrangements made between December 9, 2009 and April 5, 2010 to “relevant banking employees.” We are currently evaluating the impact of the draft legislation on our results of operations. However, since this legislation is in draft form, certain details surrounding the tax have not been finalized. The impact of the tax will be recorded when the legislation is enacted, which is currently expected to occur in the second quarter of 2010.

The following table sets forth our operating expenses and total staff:

Operating Expenses and Total Staff
($ in millions)

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
Compensation and benefits	$16,193	$10,934	$20,190	$744

Brokerage, clearing, exchange and distribution fees	2,298	2,998	2,758	165
Market development	342	485	601	16
Communications and technology	709	759	665	62
Depreciation and amortization (1)	1,734	1,262	819	111
Occupancy	950	960	975	82
Professional fees	678	779	714	58
Other expenses	2,440	1,709	1,661	203

Total non-compensation expenses	9,151	8,952	8,193	697

Total operating expenses	$25,344	$19,886	$28,383	$1,441

Total staff at period end (2)	32,500	34,500	35,500	33,300
Total staff at period end including consolidated entities held for investment purposes (3)	36,200	39,200	40,000	38,000

(1)	Beginning in the second quarter of 2009, “Amortization of identifiable intangible assets” is included in “Depreciation and amortization” in the consolidated statements of earnings. Prior periods have been reclassified to conform to the current presentation.

(2)	Includes employees, consultants and temporary staff.

(3)	Compensation and benefits and non-compensation expenses related to consolidated entities held for investment purposes are included in their respective line items in the consolidated statements of earnings. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

2009 versus 2008.  Operating expenses of $25.34 billion for 2009 increased 27% compared with 2008. Compensation and benefits expenses (including salaries, discretionary compensation, amortization of equity awards and other items such as payroll taxes, severance costs and benefits) of $16.19 billion were higher compared with 2008, due to higher net revenues. Our ratio of compensation and benefits to net revenues for 2009 was 35.8%, down from 48.0% (excluding severance costs of approximately $275 million in the fourth quarter of 2008) for 2008. In 2009, compensation was reduced by $500 million to fund a charitable contribution to Goldman Sachs Gives, our donor-advised fund. Total staff decreased 2% during 2009. Total staff including consolidated entities held for investment purposes decreased 5% during 2009.

Non-compensation expenses of $9.15 billion for 2009 increased 2% compared with 2008. The increase compared with 2008 reflected the impact of charitable contributions of approximately $850 million (included in other expenses) during 2009, primarily including $310 million to The Goldman Sachs Foundation and $500 million to Goldman Sachs Gives. Compensation was reduced to fund the charitable contribution to Goldman Sachs Gives. The focus for this $500 million contribution to Goldman Sachs Gives is on those areas that have proven to be fundamental to creating jobs and economic growth, building and stabilizing communities, honoring service and veterans and increasing educational opportunities. We will ask our participating managing directors to make recommendations regarding potential charitable recipients for this contribution. Depreciation and amortization expenses also increased compared with 2008 and included real estate impairment charges of approximately $600 million related to consolidated entities held for investment purposes during 2009. The real estate impairment charges, which were measured based on discounted cash flow analysis, are included in our Trading and Principal Investments segment and reflected weakness in the commercial real estate markets, particularly in Asia. These increases were partially offset by the impact of lower brokerage, clearing, exchange and distribution fees, principally reflecting lower transaction volumes in Equities, and the impact of reduced staff levels and expense reduction initiatives during 2009.

2008 versus 2007.  Operating expenses of $19.89 billion for 2008 decreased 30% compared with 2007. Compensation and benefits expenses (including salaries, discretionary compensation, amortization of equity awards and other items such as payroll taxes, severance costs and benefits) of $10.93 billion decreased 46% compared with 2007, reflecting lower levels of discretionary compensation due to lower net revenues. For 2008, our ratio of compensation and benefits (excluding severance costs of approximately $275 million in the fourth quarter of 2008) to net revenues was 48.0%. Our ratio of compensation and benefits to net revenues was 43.9% for 2007. Total staff decreased 3% during 2008. Total staff including consolidated entities held for investment purposes decreased 2% during 2008.

Non-compensation expenses of $8.95 billion for 2008 increased 9% compared with 2007. The increase compared with 2007 was principally attributable to higher depreciation and amortization expenses, primarily reflecting the impact of real estate impairment charges related to consolidated entities held for investment purposes during 2008, and higher brokerage, clearing, exchange and distribution fees, primarily due to increased activity levels in Equities and FICC.

One Month Ended December 2008.  Operating expenses were $1.44 billion for the month of December 2008. Compensation and benefits expenses (including salaries, amortization of equity awards and other items such as payroll taxes, severance costs and benefits) were $744 million. No discretionary compensation was accrued for the month of December. Total staff decreased 3% compared with the end of fiscal year 2008. Total staff including consolidated entities held for investment purposes decreased 3% compared with the end of fiscal year 2008.

Non-compensation expenses of $697 million for the month of December 2008 were generally lower than average monthly levels in 2008, primarily reflecting lower levels of business activity. Total non-compensation expenses included $68 million of net provisions for a number of litigation and regulatory proceedings.

Provision for Taxes

During 2009, the firm incurred $6.44 billion of corporate taxes, resulting in an effective income tax rate of 32.5%. The effective income tax rate for 2008 was approximately 1% and the effective income tax rate for 2007 was 34.1%. The increase in the effective income tax rate for 2009 compared with 2008 was primarily due to changes in the geographic earnings mix and a decrease in permanent benefits as a percentage of higher earnings. The effective tax rate for 2009 represents a return to a geographic earnings mix that is more in line with our historic earnings mix. The decrease in the effective income tax rate for 2008 compared with 2007 was primarily due to an increase in permanent benefits as a percentage of lower earnings and changes in geographic earnings mix. During 2008, we incurred losses in various U.S. and non-U.S. entities whose income/(losses) are subject to tax in the U.S. We also had profitable operations in certain non-U.S. entities that are taxed at their applicable local tax rates, which are generally lower than the U.S. rate. The effective income tax rate for the month of December 2008 was 38.0%.

Effective January 1, 2010, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired. We are currently assessing the impact but do not expect this change to be material to our financial condition, results of operations or cash flows for 2010.

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

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Year Ended			One Month Ended
		December	November	November	December
		2009	2008	2007	2008

Investment	Net revenues	$4,797	$5,185	$7,555	$135
Banking	Operating expenses	3,527	3,143	4,985	169

	Pre-tax earnings/(loss)	$1,270	$2,042	$2,570	$(34)

Trading and Principal	Net revenues	$34,373	$9,063	$31,226	$(507)
Investments	Operating expenses	17,053	11,808	17,998	875

	Pre-tax earnings/(loss)	$17,320	$(2,745)	$13,228	$(1,382)

Asset Management and	Net revenues	$6,003	$7,974	$7,206	$555
Securities Services	Operating expenses	4,660	4,939	5,363	329

	Pre-tax earnings	$1,343	$3,035	$1,843	$226

Total	Net revenues	$45,173	$22,222	$45,987	$183
	Operating expenses (1)	25,344	19,886	28,383	1,441

	Pre-tax earnings/(loss)	$19,829	$2,336	$17,604	$(1,258)

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $104 million, $(4) million, $37 million and $68 million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
Financial Advisory	$1,893	$2,656	$4,222	$72

Equity underwriting	1,771	1,353	1,382	19
Debt underwriting	1,133	1,176	1,951	44

Total Underwriting	2,904	2,529	3,333	63

Total net revenues	4,797	5,185	7,555	135
Operating expenses	3,527	3,143	4,985	169

Pre-tax earnings/(loss)	$1,270	$2,042	$2,570	$(34)

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
Announced mergers and acquisitions (2)	$651	$804	$1,260	$18
Completed mergers and acquisitions (2)	682	829	1,490	15
Equity and equity-related offerings (3)	78	56	66	2
Debt offerings (4)	257	165	324	19

(1)	Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

(2)	Source: Dealogic.

(3)	Source: Thomson Reuters. Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(4)	Source: Thomson Reuters. Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

2009 versus 2008.  Net revenues in Investment Banking of $4.80 billion for 2009 decreased 7% compared with 2008.

Net revenues in Financial Advisory of $1.89 billion decreased 29% compared with 2008, reflecting a decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $2.90 billion increased 15% compared with 2008, due to higher net revenues in equity underwriting, primarily reflecting an increase in industry-wide equity and equity-related offerings. Net revenues in debt underwriting were slightly lower than in 2008. Our investment banking transaction backlog increased significantly during the twelve months ended December 31, 2009. (1)

Operating expenses of $3.53 billion for 2009 increased 12% compared with 2008, due to increased compensation and benefits expenses. Pre-tax earnings of $1.27 billion in 2009 decreased 38% compared with 2008.

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

Trading and Principal Investments

Our Trading and Principal Investments segment is divided into three components:

•	FICC. We make markets in and trade interest rate and credit products, mortgage-related securities and loan products and other asset-backed instruments, currencies and commodities, structure and enter into a wide variety of derivative transactions, and engage in proprietary trading and investing.

•	Equities. We make markets in and trade equities and equity-related products, structure and enter into equity derivative transactions and engage in proprietary trading. We generate commissions from executing and clearing client transactions on major stock, options and futures exchanges worldwide through our Equities client franchise and clearing activities. We also engage in exchange-based market-making activities and in insurance activities.

•	Principal Investments. We make real estate and corporate principal investments, including our investment in the ordinary shares of ICBC. We generate net revenues from returns on these investments and from the increased share of the income and gains derived from our merchant banking funds when the return on a fund’s investments over the life of the fund exceeds certain threshold returns (typically referred to as an override).

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
FICC	$23,316	$3,713	$16,165	$(320)

Equities trading	6,046	4,208	6,725	363
Equities commissions	3,840	4,998	4,579	251

Total Equities	9,886	9,206	11,304	614

ICBC	1,582	(446)	495	228

Gross gains	3,415	1,335	3,728	213
Gross losses	(3,870)	(4,815)	(943)	(1,243)

Net other corporate and real estate investments	(455)	(3,480)	2,785	(1,030)
Overrides	44	70	477	1

Total Principal Investments	1,171	(3,856)	3,757	(801)

Total net revenues	34,373	9,063	31,226	(507)
Operating expenses	17,053	11,808	17,998	875

Pre-tax earnings/(loss)	$17,320	$(2,745)	$13,228	$(1,382)

2009 versus 2008.  Net revenues in Trading and Principal Investments of $34.37 billion for 2009 increased significantly compared with 2008.

Net revenues in FICC of $23.32 billion for 2009 increased significantly compared with 2008. During 2009, FICC operated in an environment characterized by strong client-driven activity, particularly in more liquid products. In addition, asset values generally improved and corporate credit spreads tightened significantly for most of the year. The increase in net revenues compared with 2008 reflected particularly strong performances in credit products, mortgages and interest rate products, which were each significantly higher than 2008. Net revenues in commodities were also particularly strong and were slightly higher than 2008, while net revenues in currencies were strong, but lower than a particularly strong 2008. During 2009, mortgages included a loss of approximately $1.5 billion (excluding hedges) on commercial mortgage loans. Results in 2008 were negatively impacted by asset writedowns across non-investment-grade credit origination activities, corporate debt, private and public equities, and residential and commercial mortgage loans and securities.

Net revenues in Equities of $9.89 billion for 2009 increased 7% compared with 2008. Net revenues for 2009 reflected strong results in the client franchise businesses. However, these results were lower than a strong 2008 and included significantly lower commissions. Results in principal strategies were positive compared with losses in 2008. During 2009, Equities operated in an environment characterized by a significant increase in global equity prices, favorable market opportunities and a significant decline in volatility levels.

Principal Investments recorded net revenues of $1.17 billion for 2009. These results included a gain of $1.58 billion related to our investment in the ordinary shares of ICBC, a gain of $1.31 billion from corporate principal investments and a loss of $1.76 billion from real estate principal investments.

Operating expenses of $17.05 billion for 2009 increased 44% compared with 2008, due to increased compensation and benefits expenses, resulting from higher net revenues. In addition, depreciation and amortization expenses were higher than 2008, reflecting the impact of real estate impairment charges of approximately $600 million related to consolidated entities held for investment purposes during 2009, while brokerage, clearing, exchange and distribution fees were lower than 2008, principally reflecting lower transaction volumes in Equities. Pre-tax earnings were $17.32 billion in 2009 compared with a pre-tax loss of $2.75 billion in 2008.

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

Operating expenses of $11.81 billion for 2008 decreased 34% compared with 2007, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation. This decrease was partially offset by increased depreciation and amortization expenses, primarily reflecting the impact of real estate impairment charges related to consolidated entities held for investment purposes during 2008, and higher brokerage, clearing, exchange and distribution fees, primarily reflecting increased activity levels in Equities and FICC. Pre-tax loss was $2.75 billion in 2008 compared with pre-tax earnings of $13.23 billion in 2007.

One Month Ended December 2008.  Trading and Principal Investments recorded negative net revenues of $507 million for the month of December 2008.

FICC recorded negative net revenues of $320 million for the month of December 2008. Results in credit products included a loss of approximately $1 billion (net of hedges) related to non-investment-grade credit origination activities, primarily reflecting a writedown of approximately $850 million related to the bridge and bank loan facilities held in LyondellBasell Finance Company. In addition, results in mortgages included a loss of approximately $625 million (excluding hedges) on commercial mortgage loans and securities. Interest rate products, currencies and commodities each produced strong results for the month of December 2008. During the month of December, although market opportunities were favorable for certain businesses, FICC operated in an environment generally characterized by continued weakness in the broader credit markets.

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

Operating expenses were $875 million for the month of December 2008. Pre-tax loss was $1.38 billion for the month of December 2008.

Asset Management and Securities Services

Our Asset Management and Securities Services segment is divided into two components:

•	Asset Management. Asset Management provides investment and wealth advisory services and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse group of institutions and individuals worldwide and primarily generates revenues in the form of management and incentive fees.

•	Securities Services. Securities Services provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide, and generates revenues primarily in the form of interest rate spreads or fees.

Assets under management typically generate fees as a percentage of asset value, which is affected by investment performance and by inflows and redemptions. The fees that we charge vary by asset class, as do our related expenses. In certain circumstances, we are also entitled to receive incentive fees based on a percentage of a fund’s return or when the return on assets under management exceeds specified benchmark returns or other performance targets. Incentive fees are recognized when the performance period ends (in most cases, on December 31) and they are no longer subject to adjustment.

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
Management and other fees	$3,833	$4,321	$4,303	$318
Incentive fees	137	231	187	1

Total Asset Management	3,970	4,552	4,490	319
Securities Services	2,033	3,422	2,716	236

Total net revenues	6,003	7,974	7,206	555
Operating expenses	4,660	4,939	5,363	329

Pre-tax earnings	$1,343	$3,035	$1,843	$226

Assets under management include assets in our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month-end. Assets under management do not include:

•	assets in brokerage accounts that generate commissions, mark-ups and spreads based on transactional activity;

•	our own investments in funds that we manage; or

•	non-fee-paying assets, including interest-bearing deposits held through our bank depository institution subsidiaries.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of
	December 31,	November 30,
	2009	2008	2007
Alternative investments (1)	$146	$146	$151
Equity	146	112	255
Fixed income	315	248	256

Total non-money market assets	607	506	662
Money markets	264	273	206

Total assets under management	$871	$779	$868

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Year Ended
	December 31,	November 30,
	2009	2008	2007
Balance, beginning of year	$798 (1)	$868	$676

Net inflows/(outflows)
Alternative investments	(5)	8	9
Equity	(2)	(55)	26
Fixed income	26	14	38

Total non-money market net inflows/(outflows)	19	(33)	73	(2)
Money markets	(22)	67	88

Total net inflows/(outflows)	(3)	34	161

Net market appreciation/(depreciation)	76	(123)	31

Balance, end of year	$871	$779	$868

(1)	Includes market appreciation of $13 billion and net inflows of $6 billion during the calendar month of December 2008.

(2)	Includes $7 billion in net asset inflows in connection with our acquisition of Macquarie — IMM Investment Management.

2009 versus 2008.  Net revenues in Asset Management and Securities Services of $6.00 billion for 2009 decreased 25% compared with 2008.

Asset Management net revenues of $3.97 billion for 2009 decreased 13% compared with 2008, primarily reflecting the impact of changes in the composition of assets managed, principally due to equity market depreciation during the fourth quarter of 2008, as well as lower incentive fees. During the year ended December 31, 2009, assets under management increased $73 billion to $871 billion, due to $76 billion of market appreciation, primarily in fixed income and equity assets, partially offset by $3 billion of net outflows. Outflows in money market assets were offset by inflows in fixed income assets.

Securities Services net revenues of $2.03 billion decreased 41% compared with 2008. The decrease in net revenues primarily reflected the impact of lower customer balances, reflecting lower hedge fund industry assets and reduced leverage.

Operating expenses of $4.66 billion for 2009 decreased 6% compared with 2008, due to decreased compensation and benefits expenses. Pre-tax earnings of $1.34 billion in 2009 decreased 56% compared with 2008.

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

One Month Ended December 2008.  Net revenues in Asset Management and Securities Services were $555 million for the month of December 2008.

Asset Management net revenues were $319 million for the month of December 2008. During the calendar month of December, assets under management increased $19 billion to $798 billion due to $13 billion of market appreciation, primarily in fixed income and equity assets, and $6 billion of net inflows. Net inflows reflected inflows in money market assets, partially offset by outflows in fixed income, equity and alternative investment assets.

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

We enter into these arrangements for a variety of business purposes, including the securitization of commercial and residential mortgages, corporate bonds, and other types of financial assets. Other reasons for entering into these arrangements include underwriting client securitization transactions; providing secondary market liquidity; making investments in performing and nonperforming debt, equity, real estate and other assets; providing investors with credit-linked and asset-repackaged notes; and receiving or providing letters of credit to satisfy margin requirements and to facilitate the clearance and settlement process.

We engage in transactions with variable interest entities (VIEs), including VIEs that were considered qualifying special-purpose entities (QSPEs) prior to our adoption of Accounting Standards Update 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets,” in the first quarter of 2010. Asset-backed financing vehicles are critical to the functioning of several significant investor markets, including the mortgage-backed and other asset-backed securities markets, since they offer investors access to specific cash flows and risks created through the securitization process. Our financial interests in, and derivative transactions with, such nonconsolidated entities are accounted for at fair value, in the same manner as our other financial instruments, except in cases where we apply the equity method of accounting.

We did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of December 2009 or November 2008.

In December 2007, the American Securitization Forum (ASF) issued the “Streamlined Foreclosure and Loss Avoidance Framework for Securitized Subprime Adjustable Rate Mortgage Loans” (ASF Framework). The ASF Framework provides guidance for servicers to streamline borrower evaluation procedures and to facilitate the use of foreclosure and loss prevention measures for securitized subprime residential mortgages that meet certain criteria. For certain eligible loans as defined in the ASF Framework, servicers may presume default is reasonably foreseeable and apply a fast-track loan modification plan, under which the loan interest rate will be kept at the then current rate for a period up to five years following the upcoming reset date. Mortgage loan modifications of these eligible loans did not affect our accounting treatment for QSPEs that hold the subprime loans.

The following table sets forth where a discussion of off-balance-sheet arrangements may be found in Part II, Items 7 and 8 of our Annual Report on Form 10-K:

Type of Off-Balance-Sheet Arrangement	Disclosure in Annual Report on Form 10-K

Retained interests or other continuing involvement relating to assets transferred by us to nonconsolidated entities	See Note 4 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

Leases, letters of credit, and loans and other commitments	See Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K and “— Contractual Obligations” below.

Guarantees	See Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

Other obligations, including contingent obligations, arising out of variable interests we have in nonconsolidated entities	See Note 4 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

Derivative contracts	See “— Critical Accounting Policies” above, and “— Risk Management” and “— Derivatives” below and Notes 3 and 7 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

In addition, see Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for a discussion of our consolidation policies and recent accounting developments that affected these policies effective January 1, 2010.

Equity Capital

The level and composition of our equity capital are determined by multiple factors including our consolidated regulatory capital requirements and an internal risk-based capital assessment, and may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments.

Our consolidated regulatory capital requirements are determined by the Federal Reserve Board, as described below. Our internal risk-based capital assessment is designed to identify and measure material risks associated with our business activities, including market risk, credit risk and operational risk, in a manner that is closely aligned with our risk management practices.

As of December 2009, our total shareholders’ equity was $70.71 billion (consisting of common shareholders’ equity of $63.76 billion and preferred stock of $6.96 billion). As of November 2008, our total shareholders’ equity was $64.37 billion (consisting of common shareholders’ equity of $47.90 billion and preferred stock of $16.47 billion). In addition to total shareholders’ equity, we consider our $5.00 billion of junior subordinated debt issued to trusts to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Capital Requirements

The Federal Reserve Board is the primary U.S. regulator of Group Inc., a bank holding company that in August 2009 also became a financial holding company under the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. Under the Federal Reserve Board’s capital adequacy rules, Goldman Sachs must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. The firm’s capital levels are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

Consolidated Capital Ratios

The following table sets forth information regarding our consolidated capital ratios as of December 2009 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on Basel I. These ratios are used by the Federal Reserve Board and other U.S. federal banking agencies in the supervisory review process, including the assessment of our capital adequacy. The calculation of these ratios includes certain market risk measures that are under review by the Federal Reserve Board. The calculation of these ratios has not been reviewed with the Federal Reserve Board and, accordingly, these ratios may be revised in subsequent filings.

As of
December
2009
($ in millions)
Tier 1 Capital
Common shareholders’ equity	$63,757
Preferred stock	6,957
Junior subordinated debt issued to trusts	5,000
Less: Goodwill	(3,543)
Less: Disallowable intangible assets	(1,377)
Less: Other deductions (1)	(6,152)

Tier 1 Capital	64,642
Tier 2 Capital
Qualifying subordinated debt (2)	14,004
Less: Other deductions (1)	(176)

Tier 2 Capital	$13,828

Total Capital	$78,470

Risk-Weighted Assets	$431,890

Tier 1 Capital Ratio	15.0%
Total Capital Ratio	18.2%
Tier 1 Leverage Ratio	7.6%

(1)	Principally includes equity investments in non-financial companies and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidating entities.

(2)	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel I purposes.

RWAs under the Federal Reserve Board’s risk-based capital guidelines are calculated based on the amount of market risk and credit risk. RWAs for market risk include certain measures that are under review by the Federal Reserve Board. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm, or other entity (or if collateral is held, depending on the nature of the collateral).

Our Tier 1 leverage ratio is defined as Tier 1 capital under Basel I divided by adjusted average total assets (which includes adjustments for disallowed goodwill and certain intangible assets).

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

During 2009, the Basel Committee on Banking Supervision proposed several changes to the method of computing capital ratios. In addition, there are several other proposals which could potentially impact capital requirements. As a consequence, it is possible that minimum capital ratios required to be maintained under Federal Reserve Board regulations could be increased. It is also possible that changes in the prescribed calculation methodology could result in higher RWAs and lower capital ratios than are currently computed.

Subsidiary Capital Requirements

Many of our subsidiaries are subject to separate regulation and capital requirements in jurisdictions throughout the world. GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC), is regulated by the Federal Reserve Board and the New York State Banking Department and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA and its subsidiaries are subject to the regulatory framework for prompt corrective action (PCA). GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel I as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. GS Bank USA’s capital levels and PCA classification are subject to qualitative judgments by its regulators about components, risk weightings and other factors.

GS&Co. and Goldman Sachs Execution & Clearing, L.P. are registered U.S. broker-dealers and futures commission merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the Commodity Futures Trading Commission, the Chicago Board of Trade, the Financial Industry Regulatory Authority, Inc. and the National Futures Association. Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd., our principal non-U.S. regulated broker-dealer subsidiaries, are subject to the capital requirements of the U.K.’s Financial Services Authority and Japan’s Financial Services Agency, respectively.

See Note 17 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for information regarding GS Bank USA’s capital ratios under Basel I as implemented by the Federal Reserve Board, and for further information regarding the capital requirements of our other regulated subsidiaries.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of December 2009, Group Inc.’s equity investment in subsidiaries was $65.74 billion compared with its total shareholders’ equity of $70.71 billion.

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

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of the firm’s senior unsecured obligations. GS Bank USA has also been assigned a long-term issuer rating as well as ratings on its long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

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

Equity Capital Management

Our objective is to maintain a sufficient level and optimal composition of equity capital. We principally manage our capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts and other subordinated debt as business conditions warrant. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the consolidated and business unit levels. We attribute capital usage to each of our business units based upon our internal risk-based capital framework and manage the levels of usage based upon the balance sheet and risk limits established.

Stock Offering.  During the second quarter of 2009, we completed a public offering of 46.7 million common shares at $123.00 per share for total proceeds of $5.75 billion.

Preferred Stock.  In June 2009, we repurchased from the U.S. Treasury the 10.0 million shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series H (Series H Preferred Stock), that were issued to the U.S. Treasury pursuant to the U.S. Treasury’s TARP Capital Purchase Program. The repurchase resulted in a one-time preferred dividend of $426 million, which is included in the consolidated statement of earnings for the year ended December 2009. This one-time preferred dividend represented the difference between the carrying value and the redemption value of the Series H Preferred Stock. In connection with the issuance of the Series H Preferred Stock in October 2008, we issued a 10-year warrant to the U.S. Treasury to purchase up to 12.2 million shares of common stock at an exercise price of $122.90 per share. We repurchased this warrant in full in July 2009 for $1.1 billion, which was recorded as a reduction to additional paid-in capital. Our cumulative payments to the U.S. Treasury related to the U.S. Treasury’s TARP Capital Purchase Program totaled $11.42 billion, including the return of the U.S. Treasury’s $10.0 billion investment (inclusive of the $426 million described above), $318 million in preferred dividends and $1.1 billion related to the warrant repurchase.

In October 2008, we issued to Berkshire Hathaway and certain affiliates 50,000 shares of 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock), and a five-year warrant to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share, for aggregate proceeds of $5.00 billion. The allocated carrying values of the warrant and the Series G Preferred Stock (based on their relative fair values on the date of issuance) were $1.14 billion and $3.86 billion, respectively. The Series G Preferred Stock is redeemable at the firm’s option, subject to the approval of the Federal Reserve Board, at a redemption value of $5.50 billion, plus accrued and unpaid dividends. Accordingly, upon a redemption in full at any time in the future of the Series G Preferred Stock, we would recognize a one-time preferred dividend of $1.64 billion (calculated as the difference between the carrying value and redemption value of the preferred stock), which would be recorded as a reduction to our earnings applicable to common shareholders and to our common shareholders’ equity in the period of redemption.

Share Repurchase Program.  We seek to use our share repurchase program to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our current and projected capital positions (i.e., comparisons of our desired level of capital to our actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. Any repurchase of our common stock requires approval by the Federal Reserve Board.

As of December 2009, we were authorized to repurchase up to 60.8 million additional shares of common stock pursuant to our repurchase program, subject to the approval of the Federal Reserve Board. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II, Item 5 and Note 9 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for additional information on our repurchase program.

See Notes 7 and 9 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios, capital ratios and book value per common share:

	As of
	December		November
	2009		2008
	($ in millions, except
	per share amounts)
Total assets	$848,942		$884,547
Adjusted assets (1)	546,151		528,292
Total shareholders’ equity	70,714		64,369
Tangible equity capital (2)	70,794		64,317
Leverage ratio (3)	12.0	x	13.7	x
Adjusted leverage ratio (4)	7.7	x	8.2	x
Debt to equity ratio (5)	2.6	x	2.6	x
Common shareholders’ equity	$63,757		$47,898
Tangible common shareholders’ equity (6)	58,837		42,846
Book value per common share (7)	117.48		98.68
Tangible book value per common share (6)(7)	108.42		88.27

	As of
	December
	2009
	Basel I (8)
Tier 1 capital ratio	15.0%
Total capital ratio	18.2%
Tier 1 leverage ratio	7.6%
Tier 1 common ratio (9)	12.2%
Tangible common shareholders’ equity (6) to risk-weighted assets ratio	13.6%

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses and federal funds sold, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets which are deducted when calculating tangible equity capital (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		December	November
		2009	2008
		(in millions)
Total assets		$848,942	$884,547
Deduct:	Securities borrowed	(189,939)	(180,795)
	Securities purchased under agreements to resell and federal funds sold	(144,279)	(122,021)
Add:	Trading liabilities, at fair value	129,019	175,972
	Less derivative liabilities	(56,009)	(117,695)

	Subtotal	73,010	58,277
Deduct:	Cash and securities segregated for regulatory and other purposes	(36,663)	(106,664)
	Goodwill and identifiable intangible assets	(4,920)	(5,052)

Adjusted assets		$546,151	$528,292

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		December	November
		2009	2008
		(in millions)
Total shareholders’ equity		$70,714	$64,369
Add:	Junior subordinated debt issued to trusts	5,000	5,000
Deduct:	Goodwill and identifiable intangible assets	(4,920)	(5,052)

Tangible equity capital		$70,794	$64,317

(3)	The leverage ratio equals total assets divided by total shareholders’ equity. This ratio is different from the Tier 1 leverage ratio included above, which is described in Note 17 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K.

(4)	The adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including RSUs granted to employees with no future service requirements. We believe that tangible common shareholders’ equity is meaningful because it is one of the measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		December	November
		2009	2008
		(in millions)
Total shareholders’ equity		$70,714	$64,369
Deduct:	Preferred stock	(6,957)	(16,471)

Common shareholders’ equity		63,757	47,898
Deduct:	Goodwill and identifiable intangible assets	(4,920)	(5,052)

Tangible common shareholders’ equity		$58,837	$42,846

(7)	Book value and tangible book value per common share are based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 542.7 million and 485.4 million as of December 2009 and November 2008, respectively.

(8)	Calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies. RWAs were $431.89 billion as of December 2009 under Basel I. See Note 17 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our regulatory capital ratios.

(9)	The Tier 1 common ratio equals Tier 1 capital less preferred stock and junior subordinated debt issued to trusts, divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of Tier 1 capital to Tier 1 common capital:

		As of
		December
		2009
		(in millions)
Tier 1 capital		$64,642
Deduct:	Preferred stock	(6,957)
Deduct:	Junior subordinated debt issued to trusts	(5,000)

Tier 1 common capital		$52,685

Contractual Obligations

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, time deposits, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by maturity date as of December 2009:

Contractual Obligations
(in millions)

		2011-	2013-	2015-
	2010	2012	2014	Thereafter	Total
Unsecured long-term borrowings (1)(2)(3)	$—	$50,950	$41,674	$92,461	$185,085
Secured long-term financings (1)(2)(4)	—	5,558	3,135	2,510	11,203
Time deposits (long-term) (5)	—	2,474	2,251	2,058	6,783
Contractual interest payments (6)	7,228	12,628	9,588	29,780	59,224
Insurance liabilities (7)	692	1,253	1,084	9,082	12,111
Minimum rental payments	494	664	455	1,555	3,168
Purchase obligations	251	58	38	33	380

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Includes $21.39 billion accounted for at fair value under the fair value option, primarily consisting of hybrid financial instruments and prepaid physical commodity transactions.

(4)	These obligations are reported in “Other secured financings” in the consolidated statements of financial condition and include $8.00 billion accounted for at fair value under the fair value option, primarily consisting of transfers accounted for as financings rather than sales and debt raised through our William Street credit extension program.

(5)	Excludes $2.51 billion of time deposits maturing within one year of our financial statement date.

(6)	Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of December 2009. Includes stated coupons, if any, on structured notes.

(7)	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

As of December 2009, our unsecured long-term borrowings were $185.09 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 7 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our unsecured long-term borrowings.

As of December 2009, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.17 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. In 2009, we incurred exit costs of $61 million related to our office space (included in “Occupancy” and “Depreciation and Amortization” in the consolidated statements of earnings). We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

As of December 2009, included in purchase obligations was $142 million of construction-related obligations. As of December 2009, our construction-related obligations include commitments of $104 million related to our new headquarters in New York City. Initial occupancy of our new headquarters occurred during the fourth quarter of 2009.

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table.

See Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for information regarding our commitments, contingencies and guarantees.

Risk Management

Management believes that effective risk management is of primary importance to the success of Goldman Sachs. Accordingly, we have a comprehensive risk management process to monitor, evaluate and manage the principal risks we assume in conducting our activities. These risks include market, credit, liquidity, operational, legal, regulatory and reputational exposures.

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

Management Committee.  The Management Committee oversees the global activities of the firm, including all firm risk control functions. The Committee provides this oversight directly and through authority delegated to the committees it has established.

Risk Committees.  The Firmwide Risk Committee is globally responsible for the ongoing monitoring and control of financial risks associated with the activities of the firm. Through both direct and delegated authority, the Committee approves firmwide, product, divisional and business unit limits for both market and credit risks, approves sovereign credit risk limits and credit risk limits by ratings groups, and reviews stress test and scenario analyses results. The Committee also approves new businesses and products.

The Securities Division Risk Committee sets market risk limits for our trading activities, subject to overall firmwide risk limits, for the FICC and Equities businesses based on a number of risk measures, including VaR, stress tests, scenario analyses, and inventory levels.

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

The Investment Management Division Risk Committee oversees market, counterparty credit and liquidity risks related to our asset management businesses.

Business Practices Committee.  The Business Practices Committee assists senior management in its oversight of compliance and operational risks and related reputational concerns, seeks to ensure the consistency of our policies, practices and procedures with our Business Principles, and makes recommendations on ways to mitigate potential risks.

Firmwide Capital Committee.  The Firmwide Capital Committee provides approval and oversight of debt-related transactions, including principal commitments of the firm’s capital. Such capital commitments include, but are not limited to, extensions of credit, alternative liquidity commitments and certain debt underwritings. The Firmwide Capital Committee aims to ensure that business and reputational standards for underwritings and capital commitments are maintained on a global basis.

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

Finance Committee.  The Finance Committee has oversight responsibility for liquidity risk, the size and composition of our balance sheet and capital base, and our credit ratings. The Finance Committee regularly reviews our liquidity, balance sheet, funding position and capitalization and makes adjustments in light of current events, risks and exposures, and regulatory requirements.

New Products Committee.  The New Products Committee, under the oversight of the Firmwide Risk Committee, is responsible for reviewing and approving new product proposals.

Operational Risk Committee.  The Operational Risk Committee provides oversight of the ongoing development and implementation of our operational risk policies, framework and methodologies, and monitors the effectiveness of operational risk management.

Structured Products Committee.  The Structured Products Committee reviews and approves proposed structured product transactions to be entered into with our clients that raise legal, regulatory, tax or accounting issues or present reputational risk to Goldman Sachs.

Market Risk

The potential for changes in the market value of our trading and investing positions is referred to as market risk. Such positions result from market-making, proprietary trading, underwriting and investing activities. Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Year Ended
	December	November	November
Risk Categories	2009	2008	2007
Interest rates	$176	$142	$85
Equity prices	66	72	100
Currency rates	36	30	23
Commodity prices	36	44	26
Diversification effect (2)	(96)	(108)	(96)

Total	$218	$180	$138

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR increased to $218 million in 2009 from $180 million in 2008, principally due to an increase in the interest rates category and a reduction in the diversification benefit across risk categories, partially offset by a decrease in the commodity prices category. The increase in interest rates was primarily due to wider spreads. The decrease in commodity prices was primarily due to lower energy prices.

Our average daily VaR increased to $180 million in 2008 from $138 million in 2007, principally due to increases in the interest rate, commodity price and currency rate categories, partially offset by a decrease in the equity prices category. The increase in interest rates was primarily due to higher levels of volatility and wider spreads, partially offset by position reductions, and the increases in commodity prices and currency rates were primarily due to higher levels of volatility. The decrease in equity prices was principally due to position reductions, partially offset by higher levels of volatility.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $1 million loss as of December 2009. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was an $8 million gain (including hedges) as of December 2009.

Daily VaR (1)
(in millions)

	As of		Year Ended
	December	November	December 2009
Risk Categories	2009	2008	High	Low
Interest rates	$122	$228	$252	$111
Equity prices	99	38	123	32
Currency rates	21	36	61	20
Commodity prices	33	33	59	18
Diversification effect (2)	(122)	(91)

Total	$153	$244	$285	$153

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR decreased to $153 million as of December 2009 from $244 million as of November 2008, due to a decrease in the interest rate and currency rate categories as well as an increase in the diversification benefit across risk categories, partially offset by an increase in the equity prices category. The decrease in interest rates was principally due to lower market volatilities, tighter spreads and lower levels of exposure. The decrease in currency rates was primarily due to lower market volatilities. The increase in equity prices was primarily due to higher levels of exposure.

The following chart presents our daily VaR during 2009:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the year ended December 2009:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during 2009. Trading losses incurred on a single day exceeded our 95% one-day VaR on 13 occasions during 2008.

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

The sensitivity analyses for these equity and debt positions in the FICC and Equities components of our Trading and Principal Investments segment and equity, debt (primarily mezzanine instruments) and real estate positions in the Principal Investments component of our Trading and Principal Investments segment are measured by the impact of a decline in the asset values (including the impact of leverage in the underlying investments for real estate positions in the Principal Investments component) of such positions. The fair value of the underlying positions may be impacted by recent third-party investments or pending transactions, third-party independent appraisals, transactions in similar instruments, valuation multiples and public comparables, and changes in financial ratios or cash flows.

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

Asset Categories	10% Sensitivity Measure	10% Sensitivity
		Amount as of
		December	November
		2009	2008
		(in millions)
FICC and Equities (1)
Equity (2)	Underlying asset value	$616	$790
Debt (3)	Underlying asset value	431	808

Principal Investments (4)
ICBC	ICBC ordinary share price	298	202
Other Equity (5)	Underlying asset value	1,001	1,155
Debt (6)	Underlying asset value	947	694
Real Estate (7)	Underlying asset value	690	1,330

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for information on “Other assets.”

(2)	Relates to private and restricted public equity securities held within the FICC and Equities components of our Trading and Principal Investments segment.

(3)	Primarily relates to acquired portfolios of distressed loans (primarily backed by commercial and residential real estate collateral), loans backed by commercial real estate, and corporate debt held within the FICC component of our Trading and Principal Investments segment.

(4)	Represents investments included within the Principal Investments component of our Trading and Principal Investments segment.

(5)	Primarily relates to interests in our merchant banking funds that invest in corporate equities.

(6)	Primarily relates to interests in our merchant banking funds that invest in corporate mezzanine debt instruments.

(7)	Primarily relates to interests in our merchant banking funds that invest in real estate. Such funds typically employ leverage as part of the investment strategy. This sensitivity measure is based on our percentage ownership of the underlying asset values in the funds and unfunded commitments to the funds.

The decrease in our 10% sensitivity measures as of December 2009 from November 2008 for debt and equity positions in the FICC and Equities components of our Trading and Principal Investments segment was primarily due to decreases in the fair value of the portfolios as well as due to dispositions. The decrease in our 10% sensitivity measure for equity positions in our Principal Investments component was primarily due to dispositions. The increase in our 10% sensitivity measure for debt positions in our Principal Investments component was primarily due to new investment activity. The decrease in our 10% sensitivity measure for real estate positions in our Principal Investments component was primarily due to a decrease in the fair value of the portfolio.

In addition to the positions included in VaR and the other risk measures described above, as of December 2009, we held approximately $10.70 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $5.12 billion of money market instruments, $1.25 billion of government and U.S. federal agency obligations, $2.78 billion of corporate debt securities and other debt obligations, and $1.31 billion of mortgage and other asset-backed loans and securities. As of November 2008, we held approximately $10.39 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $2.86 billion of money market instruments, $3.08 billion of government and U.S. federal agency obligations, $2.87 billion of corporate debt securities and other debt obligations, and $1.22 billion of mortgage and other asset-backed loans and securities. In addition, as of December 2009 and November 2008, we held commitments and loans under the William Street credit extension program. See Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our William Street credit extension program.

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

To measure and manage our credit exposures, we use a variety of tools, including credit limits referenced to current exposure and potential exposure. Potential exposure is an estimate of exposure, within a specified confidence level, that could be outstanding over the life of a transaction based on market movements. In addition, as part of our market risk management process, for positions measured by changes in credit spreads, we use VaR and other sensitivity measures. To supplement our primary credit exposure measures, we also use scenario analyses, such as credit spread widening scenarios, stress tests and other quantitative tools.

Our global credit management systems monitor credit exposure to individual counterparties and on an aggregate basis to counterparties and their subsidiaries. These systems also provide management, including the Firmwide Risk and Credit Policy Committees, with information regarding credit risk by product, industry sector, country and region.

While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, clearing houses, exchanges and investment funds. This has resulted in significant credit concentration with respect to this industry. In the ordinary course of business, we may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer, including sovereign issuers, or to a particular clearing house or exchange.

As of December 2009 and November 2008, we held $83.83 billion (10% of total assets) and $53.98 billion (6% of total assets), respectively, of U.S. government and federal agency obligations included in “Trading assets, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the consolidated statements of financial condition. As of December 2009 and November 2008, we held $38.61 billion (5% of total assets) and $21.13 billion (2% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of the United Kingdom and Japan. In addition, as of December 2009 and November 2008, $87.63 billion and $126.27 billion of our securities purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes”), respectively, were collateralized by U.S. government and federal agency obligations. As of December 2009 and November 2008, $77.99 billion and $65.37 billion of our securities purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations, principally consisting of securities issued by the governments of Germany, the United Kingdom and Japan. As of December 2009 and November 2008, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by tenor and by product type or credit rating. Tenor is based on expected duration for mortgage-related credit derivatives and generally on remaining contractual maturity for other derivatives. For option contracts that require settlement by delivery of an underlying derivative instrument, the tenor is generally classified based upon the maturity date of the underlying derivative instrument. In those instances where the underlying instrument does not have a maturity date or either counterparty has the right to settle in cash, the tenor is generally based upon the option expiration date.

The following tables set forth the fair values of our OTC derivative assets and liabilities by product type and by tenor.

OTC Derivatives
(in millions)

Assets	As of December 2009
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$14,266	$37,146	$25,608	$37,721	$114,741
Credit derivatives	5,743	20,465	11,497	6,281	43,986
Currencies	9,870	12,789	6,408	6,955	36,022
Commodities	6,201	7,546	521	41	14,309
Equities	6,742	8,818	4,920	2,350	22,830
Netting across product types (1)	(3,480)	(6,256)	(3,047)	(1,399)	(14,182)

Subtotal	$39,342 (4)	$80,508	$45,907	$51,949	$217,706

Cross maturity netting (2)					(24,681)
Cash collateral netting (3)					(124,603)

Total					$68,422

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$7,042	$12,831	$11,421	$12,518	$43,812
Credit derivatives	2,487	7,168	2,356	2,116	14,127
Currencies	12,202	4,003	2,789	2,132	21,126
Commodities	6,922	7,161	1,157	846	16,086
Equities	4,213	3,746	3,371	586	11,916
Netting across product types (1)	(3,480)	(6,256)	(3,047)	(1,399)	(14,182)

Subtotal	$29,386 (4)	$28,653	$18,047	$16,799	$92,885

Cross maturity netting (2)					(24,681)
Cash collateral netting (3)					(14,743)

Total					$53,461

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category, pursuant to enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category, where appropriate.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $21.60 billion and $18.08 billion, respectively.

OTC Derivatives
(in millions)

Assets	As of November 2008
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$10,530	$38,918	$35,196	$48,008	$132,652
Credit derivatives	19,866	30,235	27,410	8,907	86,418
Currencies	28,148	12,259	6,102	4,440	50,949
Commodities	14,857	12,404	1,177	618	29,056
Equities	10,520	7,614	5,083	3,901	27,118
Netting across product types (1)	(4,736)	(9,316)	(5,864)	(2,826)	(22,742)

Subtotal	$79,185 (4)	$92,114	$69,104	$63,048	$303,451

Cross maturity netting (2)					(42,118)
Cash collateral netting (3)					(137,160)

Total					$124,173

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$7,465	$15,150	$14,160	$27,908	$64,683
Credit derivatives	8,943	23,603	13,259	2,242	48,047
Currencies	29,233	13,911	4,244	2,411	49,799
Commodities	12,884	10,359	1,577	483	25,303
Equities	11,381	2,038	5,533	1,433	20,385
Netting across product types (1)	(4,736)	(9,316)	(5,864)	(2,826)	(22,742)

Subtotal	$65,170 (4)	$55,745	$32,909	$31,651	$185,475

Cross maturity netting (2)					(42,118)
Cash collateral netting (3)					(34,009)

Total					$109,348

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category, pursuant to enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category, where appropriate.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $54.68 billion and $51.16 billion, respectively.

The following tables set forth the distribution, by credit rating, of our exposure with respect to OTC derivatives by tenor, both before and after consideration of the effect of collateral and netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

OTC Derivative Credit Exposure
(in millions)

	As of December 2009
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$2,020	$3,157	$3,507	$2,567	$11,251	$(5,603)	$5,648	$5,109
AA/Aa2	5,285	10,745	7,090	8,954	32,074	(19,653)	12,421	8,735
A/A2	22,707	47,891	30,267	31,203	132,068	(107,942)	24,126	20,111
BBB/Baa2	4,402	8,300	3,024	7,830	23,556	(11,064)	12,492	6,202
BB/Ba2 or lower	4,444	9,438	1,735	1,354	16,971	(4,914)	12,057	7,381
Unrated	484	977	284	41	1,786	(108)	1,678	1,161

Total	$39,342 (1)	$80,508	$45,907	$51,949	$217,706	$(149,284)	$68,422 (3)	$48,699

	As of November 2008
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$5,392	$3,792	$6,104	$4,652	$19,940	$(6,583)	$13,357	$12,269
AA/Aa2	24,736	32,470	30,244	19,388	106,838	(72,709)	34,129	29,857
A/A2	24,440	27,578	18,657	21,704	92,379	(58,700)	33,679	28,081
BBB/Baa2	11,609	16,601	8,464	14,525	51,199	(29,209)	21,990	15,955
BB/Ba2 or lower	12,264	10,857	4,718	2,563	30,402	(12,064)	18,338	11,755
Unrated	744	816	917	216	2,693	(13)	2,680	1,409

Total	$79,185 (1)	$92,114	$69,104	$63,048	$303,451	$(179,278)	$124,173	$99,326

(1)	Includes fair values of OTC derivative assets, maturing within six months, of $21.60 billion and $54.68 billion as of December 2009 and November 2008, respectively.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements, and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category, where appropriate.

(3)	The decrease in the fair value of our OTC derivative credit exposure from November 2008 to December 2009 primarily reflects increases in equity prices, tightening credit spreads, and changes in interest and currency rates.

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

We manage liquidity risk according to the following framework:

•	Excess Liquidity — We maintain substantial excess liquidity to meet a broad range of potential cash outflows in a stressed environment, including financing obligations. The amount of our excess liquidity is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs.

•	Asset-Liability Management — Our funding strategy includes an assessment of the overall characteristics of our assets with respect to their anticipated holding periods and potential illiquidity in a stressed environment. In addition, we manage the maturities and diversity of our secured and unsecured funding liabilities across markets, products and counterparties, and we seek to maintain liabilities of appropriate term relative to our asset base.

•	Contingency Funding Plan (CFP) — We maintain a CFP to help identify, measure, monitor and mitigate liquidity and funding risk. The CFP considers various risk factors that could occur during a crisis and provides a framework for analyzing and responding to a liquidity crisis.

Excess Liquidity

Our most important liquidity policy is to pre-fund what we estimate will be our potential cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be sold or pledged to provide same-day liquidity. This “Global Core Excess” is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

•	The first days or weeks of a liquidity crisis are the most critical to a company’s survival.

•	Focus must be maintained on all potential cash and collateral outflows, not just disruptions to financing flows. Our businesses are diverse, and our cash needs are driven by many factors, including market movements, collateral requirements and client commitments, all of which can change dramatically in a difficult funding environment.

•	During a liquidity crisis, credit-sensitive funding, including unsecured debt and some types of secured financing agreements, may be unavailable, and the terms or availability of other types of secured financing may change.

•	As a result of our policy to pre-fund liquidity that we estimate may be needed in a crisis, we hold more unencumbered securities and have larger debt balances than our businesses would otherwise require. We believe that our liquidity is stronger with greater balances of highly liquid unencumbered securities, even though it increases our total assets, and our funding costs.

The size of our Global Core Excess is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model, through which we analyze the consolidated firm as well as our major broker-dealer and bank depository institution subsidiaries, identifies and estimates potential contractual and contingent cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured long-term debt, promissory notes, commercial paper, term deposits and other unsecured funding products;

•	potential buybacks of a portion of our outstanding unsecured funding;

•	potential withdrawals of client deposits in our banking entities;

•	adverse changes in the terms of, or the inability to refinance, secured funding trades with upcoming maturities, reflecting, among other factors, the quality of the underlying collateral and counterparty concentration;

•	outflows of cash or collateral associated with the impact of market moves on our OTC derivatives, listed derivatives and securities and loans pledged as collateral for financing transactions;

•	other outflows of cash or collateral related to derivatives, including the impact of trade terminations, collateral substitutions, collateral disputes, collateral calls or termination payments (in the event of a two-notch downgrade in our credit ratings), collateral that has not been called by counterparties but is available to them, or additional margin that could be requested by exchanges or clearing houses in a stressed environment;

•	potential liquidity outflows associated with our prime brokerage business, including those related to customer credit balances;

•	draws on our unfunded commitments not supported by William Street Funding Corporation(1), with draw assumptions varying in magnitude reflecting, among other things, the type of commitment and counterparty, and

•	other upcoming cash outflows, such as tax and other large payments.

The following table sets forth the average loan value of the securities (the estimated amount of cash that would be advanced by counterparties against these securities), as well as certain overnight cash deposits that are included in our Global Core Excess:

	Year Ended
	December	November
	2009	2008
	(in millions)
U.S. dollar-denominated	$120,970	$78,048
Non-U.S. dollar-denominated	45,404	18,677

Total Global Core Excess	$166,374	$96,725

The U.S. dollar-denominated excess is comprised of only unencumbered U.S. government securities, U.S. agency securities and highly liquid U.S. agency mortgage-backed securities, all of which are eligible as collateral in Federal Reserve open market operations, as well as certain overnight cash deposits. Our non-U.S. dollar-denominated excess is comprised of only unencumbered French, German, United Kingdom and Japanese government bonds and certain overnight cash deposits in highly liquid currencies. We strictly limit our Global Core Excess to this narrowly defined list of securities and cash because we believe they are highly liquid, even in a difficult funding environment. We do not believe that other potential sources of excess liquidity, such as lower-quality unencumbered securities or committed credit facilities, are as reliable in a liquidity crisis.

(1)   The Global Core Excess excludes liquid assets of $4.31 billion held separately by William Street Funding Corporation. See Note 8 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding the William Street credit extension program.

We maintain our Global Core Excess to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and all of its subsidiaries. The Global Core Excess is held at Group Inc. and our major broker-dealer and bank depository institution subsidiaries. Each of these entities has its own liquidity model and funding risk management framework with separate excess liquidity pools intended to meet potential outflows in each entity in a stressed environment. Liquidity held in each of these subsidiaries is assumed to be usable only by that entity for the purpose of meeting its liquidity requirements. Subsidiary liquidity is not available to Group Inc. unless legally provided for and assuming no additional regulatory, tax or other restrictions.

In addition to our Global Core Excess, we have a significant amount of other unencumbered securities as a result of our business activities. These assets include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.

In reporting our Global Core Excess and other unencumbered assets, we use loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess, cash deposits not included in the Global Core Excess and our other unencumbered assets averaged $210.48 billion and $163.41 billion for the years ended December 2009 and November 2008, respectively.

Asset-Liability Management

Assets.  We seek to maintain a liquid balance sheet and substantially all of our inventory is marked-to-market daily. We impose balance sheet limits for each business and utilize aged inventory limits for certain financial instruments as a disincentive to our businesses to hold inventory over longer periods of time. Although our balance sheet fluctuates due to client activity, market conventions and periodic market opportunities in certain of our businesses, our total assets and adjusted assets at financial statement dates are typically not materially different from those occurring within our reporting periods.

Liabilities.  We seek to structure our liabilities to meet the following objectives:

•	Term Structure — We seek to structure our liabilities to have long-dated maturities in order to reduce refinancing risk. We manage maturity concentrations for both secured and unsecured funding to ensure we are able to mitigate any concentrated funding outflows.

•	Diversity of Funding Sources — We seek to maintain broad and diversified funding sources globally for both secured and unsecured funding. We make use of the repurchase agreement and securities lending markets, as well as other secured funding markets. We issue long-term debt through syndicated U.S. registered offerings, U.S. registered and 144A medium-term note programs, offshore medium-term note offerings and other debt offerings. We issue short-term debt through U.S. and non-U.S. commercial paper and promissory note issuances and other methods. We raise demand and savings deposits through cash sweep programs and time deposits through internal and third-party broker networks. We generally distribute our funding products through our own sales force to a large, diverse global creditor base. We believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies, mutual funds and individuals. We access funding in a variety of markets in the Americas, Europe and Asia. We have imposed various internal guidelines on creditor concentration, including the amount of our commercial paper and promissory notes that can be owned by any single creditor or group of creditors.

•	Structural Protection — We structure our liabilities to reduce the risk that we may be required to redeem or repurchase certain of our borrowings prior to their contractual maturity. We issue substantially all of our unsecured debt without put provisions or other provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.

Secured Funding.  We fund a substantial portion of our inventory on a secured basis, which we believe provides us with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit quality due to the underlying collateral. However, we recognize that the terms or availability of secured funding, particularly overnight funding, can deteriorate rapidly in a difficult environment. To help mitigate this risk, we generally do not rely on overnight secured funding, unless collateralized with highly liquid securities such as securities eligible for inclusion in our Global Core Excess. Substantially all of our other secured funding is executed for tenors of one month or greater. Additionally, we monitor counterparty concentration and hold a portion of our Global Core Excess for refinancing risk associated with all secured funding transactions. We seek longer terms for secured funding collateralized by lower-quality assets, as we believe these funding transactions may pose greater refinancing risk. The weighted average life of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our Global Core Excess, exceeded 100 days as of December 2009.

Unsecured Short-Term Borrowings.  Our liquidity also depends on the stability of our unsecured short-term financing base. Accordingly, we prefer issuing promissory notes, in which we do not make a market, over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of December 2009, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $37.52 billion. See Note 6 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding our unsecured short-term borrowings.

Unsecured Long-Term Borrowings.  We issue unsecured long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through 2015 as of December 2009:

Unsecured Long-Term Borrowings Maturity Profile
 ($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of December 2009 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into short-term floating rate obligations in order to minimize our exposure to interest rates.

Deposits.  As of December 2009, our bank depository institution subsidiaries had $39.42 billion in customer deposits, including $9.30 billion of certificates of deposit and other time deposits with a weighted average maturity of four years, and $30.12 billion of other deposits, substantially all of which were from cash sweep programs. GS Bank USA has access to funding through the Federal Reserve Bank discount window. While we do not rely on funding through the Federal Reserve Bank discount window in our liquidity modeling and stress testing, we maintain policies and procedures necessary to access this funding.

Government Facilities.  As a bank holding company, we have access to certain programs and facilities established on a temporary basis by a number of U.S. regulatory agencies. As of December 2009, we had outstanding $20.76 billion of senior unsecured debt (comprised of $1.73 billion of short-term and $19.03 billion of long-term) guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP), all of which will mature on or prior to June 15, 2012. We have not issued long-term debt under the TLGP since March 2009 and the program expired for new issuances with respect to the firm on October 31, 2009.

See “— Certain Risk Factors That May Affect Our Businesses” above, and “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for a discussion of factors that could impair our ability to access the capital markets.

Funding Policies.  We seek to manage our assets and the maturity profile of our secured and unsecured funding base such that we should be able to liquidate our assets prior to our liabilities coming due, even in times of prolonged or severe liquidity stress.

In order to avoid reliance on asset sales (other than our Global Core Excess), our goal is to ensure that we have sufficient total capital (unsecured long-term borrowings plus total shareholders’ equity) to fund our balance sheet for at least one year. However, we recognize that orderly asset sales may be prudent or necessary in a severe or persistent liquidity crisis. The target amount of our total capital is based on an internal funding model which incorporates, among other things, the following long-term financing requirements:

•	the portion of trading assets that we believe could not be funded on a secured basis in periods of market stress, assuming stressed loan values;

•	goodwill and identifiable intangible assets, property, leasehold improvements and equipment, and other illiquid assets;

•	derivative and other margin and collateral requirements;

•	anticipated draws on our unfunded loan commitments; and

•	capital or other forms of financing in our regulated subsidiaries that are in excess of their long-term financing requirements.

Certain financial instruments may be more difficult to fund on a secured basis during times of market stress. Accordingly, we focus on funding these assets with longer contractual maturities to reduce refinancing risk in periods of market stress and generally hold higher levels of total capital for these assets than more liquid types of financial instruments. The following table sets forth our aggregate holdings in these categories of financial instruments:

	As of
	December	November
	2009	2008
	(in millions)
Mortgage and other asset-backed loans and securities	$14,277	$22,393
Bank loans and bridge loans (1)	19,345	21,839
Emerging market debt securities	2,957	2,827
High-yield and other debt obligations	12,028	9,998
Private equity investments and real estate fund investments (2)	14,633	18,171
Emerging market equity securities	5,193	2,665
ICBC ordinary shares (3)	8,111	5,496
SMFG convertible preferred stock	933	1,135
Other restricted public equity securities	203	568
Other investments in funds (4)	2,911	2,714

(1)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(2)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $919 million and $1.16 billion as of December 2009 and November 2008, respectively, for which Goldman Sachs does not bear economic exposure.

(3)	Includes interests of $5.13 billion and $3.48 billion as of December 2009 and November 2008, respectively, held by investment funds managed by Goldman Sachs.

(4)	Includes interests in other investment funds that we manage.

See Note 3 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for further information regarding the financial instruments we hold.

Subsidiary Funding Policies.  The majority of our unsecured funding is raised by Group Inc. Group Inc. then lends the necessary funds to its subsidiaries, some of which are regulated, to meet their asset financing, liquidity and capital requirements. In addition, Group Inc. provides its regulated subsidiaries with the necessary capital to meet their regulatory requirements. The benefits of this approach to subsidiary funding include enhanced control and greater flexibility to meet the funding requirements of our subsidiaries. Funding is also raised at the subsidiary level through a variety of products, including secured funding, unsecured borrowings and deposits.

Our intercompany funding policies are predicated on an assumption that, unless legally provided for, funds or securities are not freely available from a subsidiary to its parent company or other subsidiaries. In particular, many of our subsidiaries are subject to laws that authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to Group Inc. Regulatory action of that kind could impede access to funds that Group Inc. needs to make payments on obligations, including debt obligations. As such, we assume that capital or other financing provided to our regulated subsidiaries is not available to Group Inc. or other subsidiaries until the maturity of such financing.

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of December 2009, Group Inc. had $25.45 billion of such equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $21.90 billion invested in GSI, a regulated U.K. broker-dealer; $2.64 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.74 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and

$22.32 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $78.59 billion of unsubordinated loans and $18.09 billion of collateral provided to these entities as of December 2009, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

Contingency Funding Plan

The Goldman Sachs CFP sets out the plan of action to fund business activity in emergency situations and/or periods of market stress. The CFP outlines the appropriate communication channels to be followed throughout a crisis period and also provides a framework for analyzing and responding to a liquidity crisis including, but not limited to, the potential risk factors, identification of liquidity outflows, mitigants and potential actions.

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

The following table sets forth our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) and outlook as of December 2009. Preferred Stock in the table below includes Group Inc.’s non-cumulative preferred stock and the Normal Automatic Preferred Enhanced Capital Securities (APEX) issued by Goldman Sachs Capital II and Goldman Sachs Capital III. As of December 2009, the trust preferred securities (Trust Preferred) issued by Goldman Sachs Capital I were rated A by DBRS, Inc., A- by Fitch, Inc., A2 by Moody’s Investors Service, and BBB by Standard & Poor’s Ratings Services.

	Short-Term	Long-Term	Subordinated	Preferred	Rating
	Debt	Debt	Debt	Stock	Outlook
DBRS, Inc.	R-1 (middle)	A (high)	A	BBB	Stable (3)
Fitch, Inc. (1)	F1+	A+	A	A-	Stable (4)
Moody’s Investors Service (2)	P-1	A1	A2	A3	Negative (5)
Standard & Poor’s Ratings Services	A-1	A	A-	BBB	Negative (5)
Rating and Investment Information, Inc.	a-1+	AA-	A+	Not Applicable	Negative (6)

(1)	As of February 1, 2010, GS Bank USA has been assigned a rating of AA- for long-term bank deposits, F1+ for short-term bank deposits and A+ for long-term issuer.

(2)	GS Bank USA has been assigned a rating of Aa3 for long-term bank deposits, P-1 for short-term bank deposits and Aa3 for long-term issuer.

(3)	Applies to long-term and short-term ratings.

(4)	Applies to long-term issuer default ratings.

(5)	Applies to long-term ratings.

(6)	Applies to issuer rating.

On February 25, 2010, Moody’s Investors Service lowered the ratings on Group Inc.’s non-cumulative preferred stock and the APEX from A3 to Baa2, and the rating on the Trust Preferred from A2 to A3.

Based on our credit ratings as of December 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.12 billion and $2.36 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in our long-term credit ratings. In evaluating our liquidity requirements, we consider additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them.

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

Year Ended December 2009.  Our cash and cash equivalents increased by $24.49 billion to $38.29 billion at the end of 2009. We generated $48.88 billion in net cash from operating activities. We used net cash of $24.39 billion for investing and financing activities, primarily for net repayments in unsecured and secured short-term borrowings and the repurchases of Series H Preferred Stock and the related common stock warrant from the U.S. Treasury, partially offset by an increase in bank deposits and the issuance of common stock.

Year Ended November 2008.  Our cash and cash equivalents increased by $5.46 billion to $15.74 billion at the end of 2008. We raised $9.80 billion in net cash from financing and operating activities, primarily from common and preferred stock issuances and deposits, partially offset by repayments of short-term borrowings. We used net cash of $4.34 billion in our investing activities.

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

Recent Accounting Developments

See Note 2 to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for information regarding Recent Accounting Developments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

As of the end of the firm’s 2009 fiscal year, management conducted an assessment of the firm’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the firm’s internal control over financial reporting as of December 31, 2009 was effective.

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

The firm’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 124, which expresses an unqualified opinion on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) at December 31, 2009 and November 28, 2008, and the results of its operations and its cash flows for the fiscal years ended December 31, 2009, November 28, 2008 and November 30, 2007 and for the one-month period ended December 26, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 123. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2010

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended
	December	November	November
	2009	2008	2007
	(in millions, except per share amounts)

Revenues
Investment banking	$4,797	$5,179	$7,555
Trading and principal investments	28,879	8,095	29,714
Asset management and securities services	4,090	4,672	4,731

Total non-interest revenues	37,766	17,946	42,000

Interest income	13,907	35,633	45,968
Interest expense	6,500	31,357	41,981

Net interest income	7,407	4,276	3,987

Net revenues, including net interest income	45,173	22,222	45,987

Operating expenses
Compensation and benefits	16,193	10,934	20,190

Brokerage, clearing, exchange and distribution fees	2,298	2,998	2,758
Market development	342	485	601
Communications and technology	709	759	665
Depreciation and amortization	1,734	1,262	819
Occupancy	950	960	975
Professional fees	678	779	714
Other expenses	2,440	1,709	1,661

Total non-compensation expenses	9,151	8,952	8,193

Total operating expenses	25,344	19,886	28,383

Pre-tax earnings	19,829	2,336	17,604
Provision for taxes	6,444	14	6,005

Net earnings	13,385	2,322	11,599
Preferred stock dividends	1,193	281	192

Net earnings applicable to common shareholders	$12,192	$2,041	$11,407

Earnings per common share
Basic	$23.74	$4.67	$26.34
Diluted	22.13	4.47	24.73

Average common shares outstanding
Basic	512.3	437.0	433.0
Diluted	550.9	456.2	461.2

See page 130 for consolidated financial statements for the one month ended December 2008.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of
	December	November
	2009	2008
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$38,291	$15,740
Cash and securities segregated for regulatory and other purposes (includes $18,853 and $78,830 at fair value as of December 2009 and November 2008, respectively)	36,663	106,664
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $144,279 and $116,671 at fair value as of December 2009 and November 2008, respectively)	144,279	122,021
Securities borrowed (includes $66,329 and $59,810 at fair value as of December 2009 and November 2008, respectively)	189,939	180,795
Receivables from brokers, dealers and clearing organizations	12,597	25,899
Receivables from customers and counterparties (includes $1,925 and $1,598 at fair value as of December 2009 and November 2008, respectively)	55,303	64,665
Trading assets, at fair value (includes $31,485 and $26,313 pledged as collateral as of December 2009 and November 2008, respectively)	342,402	338,325
Other assets	29,468	30,438

Total assets	$848,942	$884,547

Liabilities and shareholders’ equity
Deposits (includes $1,947 and $4,224 at fair value as of December 2009 and November 2008, respectively)	$39,418	$27,643
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	128,360	62,883
Securities loaned (includes $6,194 and $7,872 at fair value as of December 2009 and November 2008, respectively)	15,207	17,060
Other secured financings (includes $15,228 and $20,249 at fair value as of December 2009 and November 2008, respectively)	24,134	38,683
Payables to brokers, dealers and clearing organizations	5,242	8,585
Payables to customers and counterparties	180,392	245,258
Trading liabilities, at fair value	129,019	175,972
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $18,403 and $23,075 at fair value as of December 2009 and November 2008, respectively)	37,516	52,658
Unsecured long-term borrowings (includes $21,392 and $17,446 at fair value as of December 2009 and November 2008, respectively)	185,085	168,220
Other liabilities and accrued expenses (includes $2,054 and $978 at fair value as of December 2009 and November 2008, respectively)	33,855	23,216

Total liabilities	778,228	820,178

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $8,100 and $18,100 as of December 2009 and November 2008, respectively	6,957	16,471
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 753,412,247 and 680,953,836 shares issued as of December 2009 and November 2008, respectively, and 515,113,890 and 442,537,317 shares outstanding as of December 2009 and November 2008, respectively	8	7
Restricted stock units and employee stock options	6,245	9,284
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	39,770	31,071
Retained earnings	50,252	39,913
Accumulated other comprehensive loss	(362)	(202)
Common stock held in treasury, at cost, par value $0.01 per share; 238,298,357 and 238,416,519 shares as of December 2009 and November 2008, respectively	(32,156)	(32,175)

Total shareholders’ equity	70,714	64,369

Total liabilities and shareholders’ equity	$848,942	$884,547

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Year Ended
	December		November	November
	2009 (1)		2008	2007
	(in millions)

Preferred stock
Balance, beginning of year	$16,483		$3,100	$3,100
Issued	—		13,367	—
Accretion	48		4	—
Repurchased	(9,574)		—	—

Balance, end of year	6,957		16,471	3,100
Common stock
Balance, beginning of year	7		6	6
Issued	1		1	—

Balance, end of year	8		7	6
Restricted stock units and employee stock options
Balance, beginning of year	9,463		9,302	6,290
Issuance and amortization of restricted stock units and employee stock options	2,064		2,254	4,684
Delivery of common stock underlying restricted stock units	(5,206)		(1,995)	(1,548)
Forfeiture of restricted stock units and employee stock options	(73)		(274)	(113)
Exercise of employee stock options	(3)		(3)	(11)

Balance, end of year	6,245		9,284	9,302
Additional paid-in capital
Balance, beginning of year	31,070		22,027	19,731
Issuance of common stock	5,750		5,750	—
Issuance of common stock warrants	—		1,633	—
Repurchase of common stock warrants	(1,100)		—	—
Delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	5,708		2,331	2,338
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(863)		(1,314)	(929)
Stock purchase contract fee related to automatic preferred enhanced capital securities	—		—	(20)
Preferred and common stock issuance costs	—		(1)	—
Excess net tax benefit/(provision) related to share-based compensation	(793)		645	908
Cash settlement of share-based compensation	(2)		—	(1)

Balance, end of year	39,770		31,071	22,027
Retained earnings
Balance, beginning of year, as previously reported	38,579		38,642	27,868
Cumulative effect from adoption of amended principles related to accounting for uncertainty in income taxes	—		(201)	—
Cumulative effect of adjustment from adoption of amended accounting principles related to fair value measurements, net of tax	—		—	51
Cumulative effect of adjustment from adoption of amended accounting principles related to the fair value option, net of tax	—		—	(45)

Balance, beginning of year, after cumulative effect of adjustments	38,579		38,441	27,874
Net earnings	13,385		2,322	11,599
Dividends and dividend equivalents declared on common stock and restricted stock units	(588)		(642)	(639)
Dividends declared on preferred stock	(1,076)		(204)	(192)
Preferred stock accretion	(48)		(4)	—

Balance, end of year	50,252		39,913	38,642
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(372)		(118)	21
Adjustment from adoption of amended accounting principles related to employers’ accounting for defined benefit pension and other postretirement plans, net of tax	—		—	(194)
Currency translation adjustment, net of tax	(70)		(98)	39
Pension and postretirement liability adjustments, net of tax	(17)		69	38
Net gains/(losses) on cash flow hedges, net of tax	—		—	(2)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	97		(55)	(12)
Reclassification to retained earnings from adoption of amended accounting principles related to the fair value option, net of tax	—		—	(8)

Balance, end of year	(362)		(202)	(118)
Common stock held in treasury, at cost
Balance, beginning of year	(32,176)		(30,159)	(21,230)
Repurchased	(2	) (2)	(2,037)	(8,956)
Reissued	22		21	27

Balance, end of year	(32,156)		(32,175)	(30,159)

Total shareholders’ equity	$70,714		$64,369	$42,800

(1)	In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. The beginning of the year ended December 2009 is December 27, 2008.

(2)	Relates primarily to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business and shares withheld to satisfy withholding tax requirements.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December	November	November
	2009	2008	2007
	(in millions)

Cash flows from operating activities
Net earnings	$13,385	$2,322	$11,599
Non-cash items included in net earnings
Depreciation and amortization	1,943	1,625	1,167
Deferred income taxes	(431)	(1,763)	129
Share-based compensation	2,009	1,611	4,465
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	76,531	12,995	(39,079)
Net receivables from brokers, dealers and clearing organizations	6,265	(6,587)	(3,811)
Net payables to customers and counterparties	(47,414)	(50)	53,857
Securities borrowed, net of securities loaned	7,033	85,054	(51,655)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(146,807)	(130,999)	6,845
Trading assets, at fair value	186,295	97,723	(118,864)
Trading liabilities, at fair value	(57,010)	(39,051)	57,938
Other, net	7,076	(20,986)	7,962

Net cash provided by/(used for) operating activities	48,875	1,894	(69,447)
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(1,556)	(2,027)	(2,130)
Proceeds from sales of property, leasehold improvements and equipment	82	121	93
Business acquisitions, net of cash acquired	(221)	(2,613)	(1,900)
Proceeds from sales of investments	303	624	4,294
Purchase of available-for-sale securities	(2,722)	(3,851)	(872)
Proceeds from sales of available-for-sale securities	2,553	3,409	911

Net cash provided by/(used for) investing activities	(1,561)	(4,337)	396
Cash flows from financing activities
Unsecured short-term borrowings, net	(9,790)	(19,295)	12,262
Other secured financings (short-term), net	(10,451)	(8,727)	2,780
Proceeds from issuance of other secured financings (long-term)	4,767	12,509	21,703
Repayment of other secured financings (long-term), including the current portion	(6,667)	(20,653)	(7,355)
Proceeds from issuance of unsecured long-term borrowings	25,363	37,758	57,516
Repayment of unsecured long-term borrowings, including the current portion	(29,018)	(25,579)	(14,823)
Preferred stock repurchased	(9,574)	—	—
Repurchase of common stock warrants	(1,100)	—	—
Derivative contracts with a financing element, net	2,168	781	4,814
Deposits, net	7,288	12,273	4,673
Common stock repurchased	(2)	(2,034)	(8,956)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(2,205)	(850)	(831)
Proceeds from issuance of common stock, including stock option exercises	6,260	6,105	791
Proceeds from issuance of preferred stock, net of issuance costs	—	13,366	—
Proceeds from issuance of common stock warrants	—	1,633	—
Excess tax benefit related to share-based compensation	135	614	817
Cash settlement of share-based compensation	(2)	—	(1)

Net cash provided by/(used for) financing activities	(22,828)	7,901	73,390

Net increase in cash and cash equivalents	24,486	5,458	4,339
Cash and cash equivalents, beginning of year	13,805	10,282	5,943

Cash and cash equivalents, end of year	$38,291	$15,740	$10,282

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $7.32 billion, $32.37 billion and $40.74 billion for the years ended December 2009, November 2008 and November 2007, respectively.

Cash payments for income taxes, net of refunds, were $4.78 billion, $3.47 billion and $5.78 billion for the years ended December 2009, November 2008 and November 2007, respectively.

Non-cash activities:
The firm assumed $16 million, $790 million and $409 million of debt in connection with business acquisitions for the years ended December 2009, November 2008 and November 2007, respectively.

See page 130 for consolidated financial statements for the one month ended December 2008.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	December	November	November
	2009	2008	2007
	(in millions)

Net earnings	$13,385	$2,322	$11,599
Currency translation adjustment, net of tax	(70)	(98)	39
Pension and postretirement liability adjustments, net of tax	(17)	69	38
Net gains/(losses) on cash flow hedges, net of tax	—	—	(2)
Net unrealized gains/(losses) on available-for-sale securities, net of tax	97	(55)	(12)

Comprehensive income	$13,395	$2,238	$11,662

See page 130 for consolidated financial statements for the one month ended December 2008.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

ONE MONTH ENDED DECEMBER 2008

Consolidated Statement of Earnings

One Month Ended December 2008

(in millions, except per share amounts)

Revenues
Investment banking	$135
Trading and principal investments	(964)
Asset management and securities services	327

Total non-interest revenues	(502)
Interest income	1,687
Interest expense	1,002

Net interest income	685

Net revenues, including net interest income	183

Operating expenses
Compensation and benefits	744
Brokerage, clearing, exchange and distribution fees	165
Market development	16
Communications and technology	62
Depreciation and amortization	111
Occupancy	82
Professional fees	58
Other expenses	203

Total non-compensation expenses	697

Total operating expenses	1,441

Pre-tax loss	(1,258)
Benefit for taxes	(478)

Net loss	(780)
Preferred stock dividends	248

Net loss applicable to common shareholders	$(1,028)

Loss per common share
Basic	$(2.15)
Diluted	(2.15)

Dividends declared per common share	$0.47 (1)

Average common shares outstanding
Basic	485.5
Diluted	485.5

(1)	Rounded to the nearest penny. Exact dividend amount was $0.4666666 per common share and was reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

Consolidated Statement of Comprehensive Loss

One Month Ended December 2008

(in millions)

Net loss	$(780)
Currency translation adjustment, net of tax	(32)
Pension and postretirement liability adjustments, net of tax	(175)
Net unrealized gains on available-for-sale securities, net of tax	37

Comprehensive loss	$(950)

Consolidated Statement of Cash Flows

One Month Ended December 2008

(in millions)

Cash flows from operating activities
Net loss	$(780)
Non-cash items included in net loss
Depreciation and amortization	143
Share-based compensation	180
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(5,835)
Net receivables from brokers, dealers and clearing organizations	3,693
Net payables to customers and counterparties	(7,635)
Securities borrowed, net of securities loaned	(18,030)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	190,027
Trading assets, at fair value	(192,883)
Trading liabilities, at fair value	10,059
Other, net	7,156

Net cash used for operating activities	(13,905)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(61)
Proceeds from sales of property, leasehold improvements and equipment	4
Business acquisitions, net of cash acquired	(59)
Proceeds from sales of investments	141
Purchase of available-for-sale securities	(95)
Proceeds from sales of available-for-sale securities	26

Net cash used for investing activities	(44)

Cash flows from financing activities
Unsecured short-term borrowings, net	2,816
Other secured financings (short-term), net	(1,068)
Proceeds from issuance of other secured financings (long-term)	437
Repayment of other secured financings (long-term), including the current portion	(349)
Proceeds from issuance of unsecured long-term borrowings	9,310
Repayment of unsecured long-term borrowings, including the current portion	(3,686)
Derivative contracts with a financing element, net	66
Deposits, net	4,487
Common stock repurchased	(1)
Proceeds from issuance of common stock, including stock option exercises	2

Net cash provided by financing activities	12,014

Net decrease in cash and cash equivalents	(1,935)
Cash and cash equivalents, beginning of period	15,740

Cash and cash equivalents, end of period	$13,805

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $459 million for the one month ended December 2008.

Cash payments for income taxes, net of refunds, were $171 million for the one month ended December 2008.

The accompanying notes are an integral part of these consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

The Goldman Sachs Group, Inc. (Group Inc.), a Delaware corporation, together with its consolidated subsidiaries (collectively, the firm), is a leading global investment banking, securities and investment management firm that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. Founded in 1869, the firm is headquartered in New York and maintains offices in London, Frankfurt, Tokyo, Hong Kong and other major financial centers around the world.

The firm’s activities are divided into three segments:

•	Investment Banking. The firm provides a broad range of investment banking services to a diverse group of corporations, financial institutions, investment funds, governments and individuals.

•	Trading and Principal Investments. The firm facilitates client transactions with a diverse group of corporations, financial institutions, investment funds, governments and individuals through market making in, trading of and investing in fixed income and equity products, currencies, commodities and derivatives on these products. The firm also takes proprietary positions on certain of these products. In addition, the firm engages in market-making activities on equities and options exchanges, and the firm clears client transactions on major stock, options and futures exchanges worldwide. In connection with the firm’s merchant banking and other investing activities, the firm makes principal investments directly and through funds that the firm raises and manages.

•	Asset Management and Securities Services. The firm provides investment and wealth advisory services and offers investment products (primarily through separately managed accounts and commingled vehicles, such as mutual funds and private investment funds) across all major asset classes to a diverse group of institutions and individuals worldwide and provides prime brokerage services, financing services and securities lending services to institutional clients, including hedge funds, mutual funds, pension funds and foundations, and to high-net-worth individuals worldwide.

Note 2.	Significant Accounting Policies

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

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has a majority voting interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE’s expected losses and expected residual returns. This analysis includes a review of, among other factors, the VIE’s capital structure, contractual terms, which interests create or absorb variability, related party relationships and the design of the VIE. Where qualitative analysis is not conclusive, the firm performs a quantitative analysis. For purposes of allocating a VIE’s expected losses and expected residual returns to its variable interest holders, the firm utilizes the “top down” method. Under this method, the firm calculates its share of the VIE’s expected losses and expected residual returns using the specific cash flows that would be allocated to it, based on contractual arrangements and/or the firm’s position in the capital structure of the VIE, under various probability-weighted scenarios. The firm reassesses its initial evaluation of an entity as a VIE and its initial determination of whether the firm is the primary beneficiary of a VIE upon the occurrence of certain reconsideration events. See “— Recent Accounting Developments” below for information regarding amendments to accounting for VIEs.

•	QSPEs. QSPEs are passive entities that are commonly used in mortgage and other securitization transactions. To be considered a QSPE, an entity must satisfy certain criteria. These criteria include the types of assets a QSPE may hold, limits on asset sales, the use of derivatives and financial guarantees, and the level of discretion a servicer may exercise in attempting to collect receivables. These criteria may require management to make judgments about complex matters, such as whether a derivative is considered passive and the level of discretion a servicer may exercise, including, for example, determining when default is reasonably foreseeable. The firm does not consolidate QSPEs. See “— Recent Accounting Developments” below for information regarding amendments to accounting for QSPEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment either under the equity method of accounting or at fair value pursuant to the fair value option available under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10. In general, the firm accounts for investments acquired subsequent to November 24, 2006, when the fair value option became available, at fair value. In certain cases, the firm applies the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant. See “— Revenue Recognition — Other Financial Assets and Financial Liabilities at Fair Value” below for a discussion of the firm’s application of the fair value option.

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and generally does not hold a majority of the economic interests in these funds. The firm has generally provided the third-party investors with rights to terminate the funds or to remove the firm as the general partner. As a result, the firm does not consolidate these funds. These fund investments are included in “Trading assets, at fair value” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with becoming a bank holding company, the firm was required to change its fiscal year-end from November to December. This change in the firm’s fiscal year-end resulted in a one-month transition period that began on November 29, 2008 and ended on December 26, 2008. In April 2009, the Board of Directors of Group Inc. (the Board) approved a change in the firm’s fiscal year-end from the last Friday of December to December 31. Fiscal 2009 began on December 27, 2008 and ended on December 31, 2009.

All references to 2009, 2008 and 2007, unless specifically stated otherwise, refer to the firm’s fiscal years ended, or the dates, as the context requires, December 31, 2009, November 28, 2008 and November 30, 2007, respectively, and any reference to a future year refers to a fiscal year ending on December 31 of that year. All references to December 2008, unless specifically stated otherwise, refer to the firm’s fiscal one month ended, or the date, as the context requires, December 26, 2008. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Trading Assets and Trading Liabilities.  Substantially all trading assets and trading liabilities are reflected in the consolidated statements of financial condition at fair value. Related gains or losses are generally recognized in “Trading and principal investments” in the consolidated statements of earnings.

Other Financial Assets and Financial Liabilities at Fair Value.  In addition to trading assets, at fair value and trading liabilities, at fair value, the firm has elected to account for certain of its other financial assets and financial liabilities at fair value under ASC 815-15 and 825-10 (i.e., the fair value option). The primary reasons for electing the fair value option are to reflect economic events in earnings on a timely basis, to mitigate volatility in earnings from using different measurement attributes and to address simplification and cost-benefit considerations.

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	certain other secured financings, primarily transfers accounted for as financings rather than sales, debt raised through the firm’s William Street credit extension program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions and certain hybrid financial instruments;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of the firm’s matched book and certain firm financing activities;

•	certain deposits issued by the firm’s bank subsidiaries, as well as securities held by Goldman Sachs Bank USA (GS Bank USA);

•	certain receivables from customers and counterparties, including certain margin loans, transfers accounted for as secured loans rather than purchases and prepaid variable share forwards;

•	certain insurance and reinsurance contracts and certain guarantees; and

•	in general, investments acquired after November 24, 2006, when the fair value option became available, where the firm has significant influence over the investee and would otherwise apply the equity method of accounting.

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

In determining fair value, the firm separates trading assets, at fair value and trading liabilities, at fair value into two categories: cash instruments and derivative contracts.

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

Certain cash instruments are classified within level 3 of the fair value hierarchy because they trade infrequently and therefore have little or no price transparency. Such instruments include private equity investments and real estate fund investments, certain bank loans and bridge loans (including certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt), less liquid corporate debt securities and other debt obligations (including less liquid corporate bonds, distressed debt instruments and collateralized debt obligations (CDOs) backed by corporate obligations), less liquid mortgage whole loans and securities (backed by either commercial or residential real estate), and acquired portfolios of distressed loans. The transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, model calibration to market-clearing transactions, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within level 2 of the fair value hierarchy when all of the significant inputs can be corroborated to market evidence.

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

Collateralized Agreements and Financings.  Collateralized agreements consist of resale agreements and securities borrowed. Collateralized financings consist of repurchase agreements, securities loaned and other secured financings. Interest on collateralized agreements and collateralized financings is recognized in “Interest income” and “Interest expense,” respectively, in the consolidated statements of earnings over the life of the transaction. Collateralized agreements and financings are presented on a net-by-counterparty basis when a right of setoff exists.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Resale and Repurchase Agreements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent collateralized financing transactions. The firm receives securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate. As noted above, resale and repurchase agreements are carried in the consolidated statements of financial condition at fair value under the fair value option. Resale and repurchase agreements are generally valued based on inputs with reasonable levels of price transparency and are generally classified within level 2 of the fair value hierarchy.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned within Securities Services, relating to both customer activities and, to a lesser extent, certain firm financing activities, are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. As noted above, securities borrowed and loaned within Trading and Principal Investments, which are related to the firm’s matched book and certain firm financing activities, are recorded at fair value under the fair value option. These securities borrowed and loaned transactions are generally valued based on inputs with reasonable levels of price transparency and are classified within level 2 of the fair value hierarchy.

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. As noted above, the firm has elected to apply the fair value option to transfers accounted for as financings rather than sales, debt raised through the firm’s William Street credit extension program and certain other nonrecourse financings, for which the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. These other secured financing transactions are generally classified within level 2 of the fair value hierarchy. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest. See Note 3 for further information regarding other secured financings.

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

Transfers of Financial Assets.  In general, transfers of financial assets are accounted for as sales when the firm has relinquished control over the transferred assets. For transfers accounted for as sales, any related gains or losses are recognized in net revenues. Transfers that are not accounted for as sales are accounted for as collateralized financings, with the related interest expense recognized in net revenues over the life of the transaction. See “— Recent Accounting Developments” below for information regarding amendments to accounting for transfers of financial assets.

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

Revenues from variable annuity and life insurance and reinsurance contracts not accounted for at fair value generally consist of fees assessed on contract holder account balances for mortality charges, policy administration fees and surrender charges, and are recognized in “Trading and principal investments” in the consolidated statements of earnings in the period that services are provided.

Interest credited to variable annuity and life insurance and reinsurance contract account balances and changes in reserves are recognized in “Other expenses” in the consolidated statements of earnings.

Premiums earned for underwriting property catastrophe reinsurance are recognized in “Trading and principal investments” in the consolidated statements of earnings over the coverage period, net of premiums ceded for the cost of reinsurance. Expenses for liabilities related to property catastrophe reinsurance claims, including estimates of losses that have been incurred but not reported, are recognized in “Other expenses” in the consolidated statements of earnings.

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

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the period. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of hedges and taxes, in the consolidated statements of comprehensive income. The firm seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts, hedge effectiveness is assessed based on changes in forward exchange rates; accordingly, forward points are reflected as a component of the currency translation adjustment in the consolidated statements of comprehensive income. For foreign currency-denominated debt, hedge effectiveness is assessed based on changes in spot rates. Foreign currency remeasurement gains or losses on transactions in nonfunctional currencies are included in the consolidated statements of earnings.

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of December 2009 and November 2008, “Cash and cash equivalents” on the consolidated statements of financial condition included $4.45 billion and $5.60 billion, respectively, of cash and due from banks and $33.84 billion and $10.14 billion, respectively, of interest-bearing deposits with banks.

Recent Accounting Developments

FASB Accounting Standards Codification.  In July 2009, the FASB launched the FASB Accounting Standards Codification (the Codification) as the single source of GAAP. While the Codification did not change GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Codification was effective for the firm for the third quarter of fiscal 2009 and did not have an effect on the firm’s financial condition, results of operations or cash flows.

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

Disclosures About Derivative Instruments and Hedging Activities (ASC 815).  In March 2008, the FASB issued amended principles related to disclosures about derivative instruments and hedging activities, which were effective for the firm beginning in the one month ended December 2008. Since these amended principles require only additional disclosures concerning derivatives and hedging activities, adoption did not affect the firm’s financial condition, results of operations or cash flows.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (ASC 260).  In June 2008, the FASB issued amended accounting principles related to determining whether instruments granted in share-based payment transactions are participating securities. These amended principles require companies to treat unvested share-based

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per common share under the two-class method. The firm adopted these amended accounting principles in the first quarter of fiscal 2009. The impact to basic earnings per common share for the year ended December 2009 was a reduction of $0.06 per common share. There was no impact on diluted earnings per common share for the year ended December 2009. Prior periods have not been restated due to immateriality.

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

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (ASC 860 and 810).  In December 2008, the FASB issued amended principles related to disclosures by public entities (enterprises) about transfers of financial assets and interests in variable interest entities, which were effective for the firm beginning in the one month ended December 2008. Since these amended principles require only additional disclosures concerning transfers of financial assets and interests in VIEs, adoption did not affect the firm’s financial condition, results of operations or cash flows.

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

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820).  In April 2009, the FASB issued amended accounting principles related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Specifically, these amended principles list factors which should be evaluated to determine whether a transaction is orderly, clarify that adjustments to transactions or quoted prices may be necessary when the volume and level of activity for an asset or liability have decreased significantly, and provide guidance for determining the concurrent weighting of the transaction price relative to fair value indications from other valuation techniques when estimating fair value. The firm adopted these amended accounting principles in the second quarter of fiscal 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Since the firm’s fair value methodologies were consistent with these amended accounting principles, adoption did not affect the firm’s financial condition, results of operations or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320).  In April 2009, the FASB issued amended accounting principles related to recognition and presentation of other-than-temporary impairments. These amended principles prescribe that only the portion of an other-than-temporary impairment on a debt security related to credit loss is recognized in current period earnings, with the remainder recognized in other comprehensive income, if the holder does not intend to sell the security and it is more likely than not that the holder will not be required to sell the security prior to recovery. Previously, the entire other-than-temporary impairment was recognized in current period earnings. The firm adopted these amended accounting principles in the second quarter of fiscal 2009. Adoption did not have a material effect on the firm’s financial condition, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments (ASC 825).  In April 2009, the FASB issued amended principles related to interim disclosures about fair value of financial instruments. The firm adopted these amended principles in the second quarter of fiscal 2009. Adoption did not affect the firm’s financial condition, results of operations or cash flows.

Transfers of Financial Assets and Interests in Variable Interest Entities (ASC 860 and 810).  In June 2009, the FASB issued amended accounting principles which change the accounting for securitizations and VIEs. These principles were codified as Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” in December 2009. ASU No. 2009-16 eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. ASU No. 2009-17 changes the determination of when a VIE should be consolidated. Under ASU No. 2009-17, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. ASU No. 2009-16 and 2009-17 are effective for fiscal years beginning after November 15, 2009. In February 2010, the FASB finalized a standard which defers the requirements of ASU No. 2009-17 for certain interests in investment funds and certain similar entities. Adoption of ASU Nos. 2009-16 and 2009-17 on January 1, 2010 did not have a material effect on the firm’s financial condition, results of operations or cash flows. However, continued application of these principles requires the firm to make judgments that are subject to change based on new facts and circumstances, and evolving interpretations and practices.

Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value (ASC 820).  In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” ASU No. 2009-05 provides guidance in measuring liabilities when a quoted price in an active market for an identical liability is not available and clarifies that a reporting entity should not make an adjustment to fair value for a restriction that prevents the transfer of the liability. The firm adopted ASU No. 2009-05 in the fourth quarter of fiscal 2009. Since the firm’s fair value methodologies were consistent with ASU No. 2009-5, adoption did not affect the firm’s financial condition, results of operations or cash flows.

Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASC 820).  In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) — Investments in Certain Entities That Calculate Net

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Value per Share (or Its Equivalent).” ASU No. 2009-12 provides guidance about using net asset value to measure the fair value of interests in certain investment funds and requires additional disclosures about interests in investment funds. The firm adopted ASU No. 2009-12 in the fourth quarter of fiscal 2009. Since the firm’s fair value methodologies were consistent with ASU No. 2009-12, adoption did not affect the firm’s financial condition, results of operations or cash flows.

Improving Disclosures about Fair Value Measurements (ASC 820).  In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. ASU No. 2010-06 is effective for financial statements issued for reporting periods beginning after December 15, 2009 for certain disclosures and for reporting periods beginning after December 15, 2010 for other disclosures. Since these amended principles require only additional disclosures concerning fair value measurements, adoption will not affect the firm’s financial condition, results of operations or cash flows.

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

	As of
	December 2009				November 2008
	Assets		Liabilities		Assets		Liabilities
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$9,111	(1)	$—		$8,662	(1)	$—
Government and U.S. federal agency obligations	117,194		44,825		69,653		37,000
Mortgage and other asset-backed loans and securities	14,277		103		22,393		340
Bank loans and bridge loans	19,345		1,541	(4)	21,839		3,108	(4)
Corporate debt securities and other debt obligations	32,041		6,265		27,879		5,711
Equities and convertible debentures	71,474		20,253		57,049		12,116
Physical commodities	3,707		23		513		2
Derivative contracts	75,253	(2)	56,009	(5)	130,337	(2)	117,695	(5)

Total	$342,402	(3)	$129,019		$338,325	(3)	$175,972

(1)	Includes $4.31 billion and $4.40 billion as of December 2009 and November 2008, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 8 for further information regarding the William Street credit extension program.

(2)	Net of cash received pursuant to credit support agreements of $124.60 billion and $137.16 billion as of December 2009 and November 2008, respectively.

(3)	Includes $3.86 billion and $1.68 billion as of December 2009 and November 2008, respectively, of securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale.

(4)	Consists of the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is included in trading assets, at fair value.

(5)	Net of cash paid pursuant to credit support agreements of $14.74 billion and $34.01 billion as of December 2009 and November 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Hierarchy

The firm’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

	As of
	December	November
	2009	2008
	($ in millions)
Total level 3 assets	$46,475	$66,190
Level 3 assets for which the firm bears economic exposure (1)	43,348	59,574

Total assets	848,942	884,547
Total financial assets at fair value	573,788	595,234

Total level 3 assets as a percentage of Total assets	5.5%	7.5%
Level 3 assets for which the firm bears economic exposure as a percentage of Total assets	5.1	6.7

Total level 3 assets as a percentage of Total financial assets at fair value	8.1	11.1
Level 3 assets for which the firm bears economic exposure as a percentage of Total financial assets at fair value	7.6	10.0

(1)	Excludes assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

The following tables set forth by level within the fair value hierarchy trading assets, at fair value, trading liabilities, at fair value, and other financial assets and financial liabilities accounted for at fair value under the fair value option as of December 2009 and November 2008. See Note 2 for further information on the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Financial Assets at Fair Value as of December 2009
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,026		$4,085		$—		$—		$9,111
U.S. government and federal agency obligations	36,391		41,945		—		—		78,336
Non-U.S. government obligations	33,881		4,977		—		—		38,858
Mortgage and other asset-backed loans and securities (1):
Loans and securities backed by commercial real estate	—		1,583		4,620		—		6,203
Loans and securities backed by residential real estate	—		4,824		1,880		—		6,704
Loan portfolios (2)	—		6		1,364		—		1,370
Bank loans and bridge loans	—		9,785		9,560		—		19,345
Corporate debt securities (3)	164		23,969		2,235		—		26,368
State and municipal obligations	—		1,645		1,114		—		2,759
Other debt obligations	—		679		2,235		—		2,914
Equities and convertible debentures	37,103	(5)	22,500	(7)	11,871	(10)	—		71,474
Physical commodities	—		3,707		—		—		3,707

Cash instruments	112,565		119,705		34,879		—		267,149
Derivative contracts	161		190,816	(8)	11,596	(8)	(127,320	) (11)	75,253

Trading assets, at fair value	112,726		310,521		46,475		(127,320)		342,402
Securities segregated for regulatory and other purposes	14,381	(6)	4,472	(9)	—		—		18,853
Securities purchased under agreements to resell	—		144,279		—		—		144,279
Securities borrowed	—		66,329		—		—		66,329
Receivables from customers and counterparties	—		1,925		—		—		1,925

Total financial assets at fair value	$127,107		$527,526		$46,475		$(127,320)		$573,788

Level 3 assets for which the firm does not bear economic exposure (4)					(3,127)

Level 3 assets for which the firm bears economic exposure					$43,348

(1)	Includes $291 million and $311 million of CDOs and collateralized loan obligations (CLOs) backed by real estate within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(3)	Includes $338 million and $741 million of CDOs and CLOs backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(4)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(5)	Consists of publicly listed equity securities.

(6)	Principally consists of U.S. Department of the Treasury (U.S. Treasury) securities and money market instruments as well as insurance separate account assets measured at fair value.

(7)	Substantially all of the firm’s level 2 equities and convertible debentures are less liquid publicly listed securities.

(8)	Includes $31.44 billion and $9.58 billion of credit derivative assets within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(9)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(10)	Substantially all consists of private equity investments and real estate fund investments. Includes $10.56 billion of private equity investments, $1.23 billion of real estate investments and $79 million of convertible debentures.

(11)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Financial Liabilities at Fair Value as of December 2009
						Netting and
	Level 1	Level 2		Level 3		Collateral		Total
	(in millions)
U.S. government and federal agency obligations	$20,940	$42		$—		$—		$20,982
Non-U.S. government obligations	23,306	537		—		—		23,843
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	29		—		—		29
Loans and securities backed by residential real estate	—	74		—		—		74
Bank loans and bridge loans	—	1,128		413		—		1,541
Corporate debt securities (1)	65	6,018		146		—		6,229
State and municipal obligations	—	36		—		—		36
Equities and convertible debentures (2)	19,072	1,168		13		—		20,253
Physical commodities	—	23		—		—		23

Cash instruments	63,383	9,055		572		—		73,010
Derivative contracts	126	66,943	(3)	6,400	(3)	(17,460	) (5)	56,009

Trading liabilities, at fair value	63,509	75,998		6,972		(17,460)		129,019
Deposits	—	1,947		—		—		1,947
Securities sold under agreements to repurchase, at fair value	—	127,966		394		—		128,360
Securities loaned	—	6,194		—		—		6,194
Other secured financings	118	8,354		6,756		—		15,228
Unsecured short-term borrowings	—	16,093		2,310		—		18,403
Unsecured long-term borrowings	—	18,315		3,077		—		21,392
Other liabilities and accrued expenses	—	141		1,913		—		2,054

Total financial liabilities at fair value	$63,627	$255,008		$21,422	(4)	$(17,460)		$322,597

(1)	Includes $45 million of CDOs and CLOs backed by corporate obligations within level 3 of the fair value hierarchy.

(2)	Substantially all consists of publicly listed equity securities.

(3)	Includes $7.96 billion and $3.20 billion of credit derivative liabilities within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(4)	Level 3 liabilities were 6.6% of Total financial liabilities at fair value.

(5)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Financial Assets at Fair Value as of November 2008
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,205		$3,457		$—		$—		$8,662
Government and U.S. federal agency obligations	35,069		34,584		—		—		69,653
Mortgage and other asset-backed loans and securities	—		6,886		15,507		—		22,393
Bank loans and bridge loans	—		9,882		11,957		—		21,839
Corporate debt securities and other debt obligations	14		20,269		7,596		—		27,879
Equities and convertible debentures	25,068		15,975		16,006	(5)	—		57,049
Physical commodities	—		513		—		—		513

Cash instruments	65,356		91,566		51,066		—		207,988
Derivative contracts	24		256,412	(3)	15,124	(3)	(141,223	) (6)	130,337

Trading assets, at fair value	65,380		347,978		66,190		(141,223)		338,325
Securities segregated for regulatory and other purposes	20,030	(2)	58,800	(4)	—		—		78,830
Securities purchased under agreements to resell	—		116,671		—		—		116,671
Securities borrowed	—		59,810		—		—		59,810
Receivables from customers and counterparties	—		1,598		—		—		1,598

Total financial assets at fair value	$85,410		$584,857		$66,190		$(141,223)		$595,234

Level 3 assets for which the firm does not bear economic exposure (1)					(6,616)

Level 3 assets for which the firm bears economic exposure					$59,574

(1)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(2)	Consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value.

(3)	Includes $66.00 billion and $8.32 billion of credit derivative assets within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(4)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(5)	Substantially all consists of private equity investments and real estate fund investments.

(6)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3 Unrealized Gains/(Losses)

The table below sets forth a summary of unrealized gains/(losses) on the firm’s level 3 financial assets and financial liabilities at fair value still held at the reporting date for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008:

	Level 3 Unrealized Gains/(Losses)
	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
	(in millions)
Cash instruments — assets	$(4,781)	$(11,485)	$(2,292)	$(3,116)
Cash instruments — liabilities	474	(871)	(294)	(78)

Net unrealized losses on level 3 cash instruments	(4,307)	(12,356)	(2,586)	(3,194)
Derivative contracts — net	(1,018)	5,577	4,543	(210)
Other secured financings	(812)	838	—	(1)
Unsecured short-term borrowings	(81)	737	(666)	(70)
Unsecured long-term borrowings	(291)	657	22	(127)
Other liabilities and accrued expenses	53	—	—	—

Total level 3 unrealized gains/(losses)	$(6,456)	$(4,547)	$1,313	$(3,602)

Cash Instruments

The net unrealized loss on level 3 cash instruments of $4.31 billion for the year ended December 2009 primarily consisted of unrealized losses on private equity investments and real estate fund investments, and loans and securities backed by commercial real estate, reflecting weakness in these less liquid asset classes. The net unrealized loss on level 3 cash instruments of $12.36 billion for the year ended November 2008 primarily consisted of unrealized losses on loans and securities backed by commercial real estate, certain bank loans and bridge loans, private equity investments and real estate fund investments. The net unrealized loss on level 3 cash instruments of $3.19 billion for the one month ended December 2008 primarily consisted of unrealized losses on certain bank loans and bridge loans, private equity investments and real estate fund investments, and loans and securities backed by commercial real estate. Losses during December 2008 reflected the weakness in the global credit and equity markets.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Contracts

The net unrealized loss on level 3 derivative contracts of $1.02 billion for the year ended December 2009 was primarily attributable to tighter credit spreads on the underlying instruments and increases in underlying equity index prices, partially offset by increases in commodities prices (all of which are level 2 observable inputs). The net unrealized gain on level 3 derivative contracts of $5.58 billion for the year ended November 2008 was primarily attributable to changes in observable credit spreads (which are level 2 inputs) on the underlying instruments. The net unrealized loss on level 3 derivative contracts of $210 million for the one month ended December 2008 was primarily attributable to changes in observable prices on the underlying instruments (which are level 2 inputs). Level 3 gains and losses on derivative contracts should be considered in the context of the following:

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

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities at fair value for the years ended December 2009 and November 2008 and one month ended December 2008. The tables reflect gains and losses, including gains and losses for the entire period on financial assets and financial liabilities at fair value that were transferred to level 3 during the period, for all financial assets and financial liabilities at fair value categorized as level 3 as of December 2009, November 2008 and December 2008, respectively. The tables do not include gains or losses that were reported in level 3 in prior periods for instruments that were sold or transferred out of level 3 prior to the end of the period presented.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of year	gains/(losses)		reporting date		settlements	of level 3		year
	(in millions)
Year Ended December 2009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$9,170	$166		$(1,148)		$(3,097)	$(471)		$4,620
Loans and securities backed by residential real estate	1,927	101		58		(158)	(48)		1,880
Loan portfolios	4,266	167		(327)		(1,195)	(1,547	) (4)	1,364
Bank loans and bridge loans	11,169	747		(145)		(2,128)	(83)		9,560
Corporate debt securities	2,734	366		(68)		(624)	(173)		2,235
State and municipal obligations	1,356	(5)		13		(662)	412		1,114
Other debt obligations	3,903	173		(203)		(1,425)	(213)		2,235
Equities and convertible debentures	15,127	21		(2,961)		662	(978	) (5)	11,871

Total cash instruments — assets	49,652	1,736	(1)	(4,781	) (1)	(8,627)	(3,101)		34,879

Cash instruments — liabilities	(1,727)	38	(2)	474	(2)	463	180		(572)
Derivative contracts — net	3,315	759	(2)	(1,018	) (2)(3)	2,333	(193)		5,196
Securities sold under agreements to repurchase, at fair value	—	—		—		(394)	—		(394)
Other secured financings	(4,039)	19	(2)	(812	) (2)	804	(2,728	) (6)	(6,756)
Unsecured short-term borrowings	(4,712)	(126	) (2)	(81	) (2)	(1,419)	4,028	(6)	(2,310)
Unsecured long-term borrowings	(1,689)	(92	) (2)	(291	) (2)	726	(1,731	) (6)	(3,077)
Other liabilities and accrued expenses	—	(22	) (2)	53	(2)	(991)	(953	) (7)	(1,913)

(1)	The aggregate amounts include approximately $(4.69) billion and $1.64 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the consolidated statements of earnings for the year ended December 2009.

(2)	Substantially all is reported in “Trading and principal investments” in the consolidated statements of earnings.

(3)	Principally resulted from changes in level 2 inputs.

(4)	Principally reflects the deconsolidation of certain loan portfolios for which the firm did not bear economic exposure.

(5)	Principally reflects transfers to level 2 within the fair value hierarchy of certain private equity investments, reflecting improved transparency of prices for these financial instruments, primarily as a result of market transactions.

(6)	Principally reflects transfers from level 3 unsecured short-term borrowings to level 3 other secured financings and level 3 unsecured long-term borrowings related to changes in the terms of certain notes.

(7)	Principally reflects transfers from level 2 within the fair value hierarchy of certain insurance contracts, reflecting reduced transparency of mortality curve inputs used to value these instruments as a result of less observable trading activity.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of year	gains/(losses)		reporting date		settlements	of level 3		year
	(in millions)
Year Ended November 2008
Cash instruments — assets	$53,451	$1,930	(1)	$(11,485	) (1)	$3,955	$3,215	(4)	$51,066
Cash instruments — liabilities	(554)	28	(2)	(871	) (2)	55	(37)		(1,379)
Derivative contracts — net	2,056	267	(2)	5,577	(2)(3)	(1,813)	(931	) (5)	5,156
Other secured financings	—	87	(2)	838	(2)	416	(5,161	) (6)	(3,820)
Unsecured short-term borrowings	(4,271)	354	(2)	737	(2)	(1,353)	(626)		(5,159)
Unsecured long-term borrowings	(767)	(20	) (2)	657	(2)	(1,314)	(116)		(1,560)

(1)	The aggregate amounts include approximately $(11.54) billion and $1.98 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the consolidated statements of earnings for the year ended November 2008.

(2)	Substantially all is reported in “Trading and principal investments” in the consolidated statements of earnings.

(3)	Principally resulted from changes in level 2 inputs.

(4)	Principally reflects transfers from level 2 within the fair value hierarchy of loans and securities backed by commercial real estate, reflecting reduced price transparency for these financial instruments.

(5)	Principally reflects transfers to level 2 within the fair value hierarchy of mortgage-related derivative assets, as recent trading activity provided improved transparency of correlation inputs. This decrease was partially offset by transfers from level 2 within the fair value hierarchy of credit and equity-linked derivatives due to reduced price transparency.

(6)	Consists of transfers from level 2 within the fair value hierarchy.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized		Net
				losses relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
One Month Ended December 2008
Cash instruments — assets	$51,066	$157	(1)	$(3,116	) (1)	$921	$624	(4)	$49,652
Cash instruments — liabilities	(1,379)	3	(2)	(78	) (2)	(159)	(114)		(1,727)
Derivative contracts — net	5,156	15	(2)	(210	) (2)(3)	(699)	(947	) (5)	3,315
Other secured financings	(3,820)	(2	) (2)	(1	) (2)	(51)	(165)		(4,039)
Unsecured short-term borrowings	(5,159)	27	(2)	(70	) (2)	482	8		(4,712)
Unsecured long-term borrowings	(1,560)	(1	) (2)	(127	) (2)	42	(43)		(1,689)

(1)	The aggregate amounts include approximately $(3.18) billion and $221 million reported in “Trading and principal investments” and “Interest income,” respectively, in the consolidated statements of earnings for the one month ended December 2008.

(2)	Substantially all is reported in “Trading and principal investments” in the consolidated statements of earnings.

(3)	Principally resulted from changes in level 2 inputs.

(4)	Principally reflects transfers from level 2 within the fair value hierarchy of certain corporate debt securities and other debt obligations and loans and securities backed by commercial real estate, reflecting reduced price transparency for these financial instruments.

(5)	Principally reflects transfers to level 2 within the fair value hierarchy of credit-related derivative assets, due to improved transparency of correlation inputs used to value these financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of Credit Spreads

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivative contracts through changes in credit mitigants or the sale or unwind of the contracts. The net gain/(loss) attributable to the impact of changes in credit exposure and credit spreads on derivative contracts (including derivative assets and liabilities and related hedges) was $572 million, $(137) million, $86 million and $(188) million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively.

The following table sets forth the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads.

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
	(in millions)
Net gains/(losses) including hedges	$(1,103)	$1,127	$203	$(113)
Net gains/(losses) excluding hedges	(1,116)	1,196	216	(114)

The net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and loan commitments for which the fair value option was elected was $1.65 billion, $(4.61) billion and $(2.06) billion for the years ended December 2009 and November 2008 and one month ended December 2008, respectively. Such gains/(losses) were not material for the year ended November 2007. The firm attributes changes in the fair value of floating rate loans and loan commitments to changes in instrument-specific credit spreads. For fixed rate loans and loan commitments, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. See below for additional details regarding the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Fair Value Option

Gains/(Losses)

The following table sets forth the gains/(losses) included in earnings for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008 as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities, as described in Note 2. The table excludes gains and losses related to (i) trading assets, at fair value, and trading liabilities, at fair value, (ii) gains and losses on assets and liabilities that would have been accounted for at fair value under other GAAP if the firm had not elected the fair value option, and (iii) gains and losses on secured financings related to transfers of financial assets accounted for as financings rather than sales, as such gains and losses are offset by gains and losses on the related financial assets.

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
	(in millions)
Unsecured long-term borrowings (1)	$(884)	$915	$202	$(104)
Other secured financings (2)	(822)	894	(293)	(2)
Unsecured short-term borrowings (3)	(182)	266	6	(9)
Receivables from customers and counterparties (4)	255	(68)	—	(41)
Other liabilities and accrued expenses (5)	(214)	131	—	7
Other (6)	79	(83)	18	(60)

Total (7)	$(1,768)	$2,055	$(67)	$(209)

(1)	Excludes gains/(losses) of $(4.15) billion, $2.42 billion, $(2.18) billion and $(623) million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively, related to the embedded derivative component of hybrid financial instruments. Such gains and losses would have been recognized even if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(2)	Excludes gains of $48 million, $1.29 billion and $2.19 billion for the years ended December 2009, November 2008 and November 2007, respectively, related to financings recorded as a result of transactions that were accounted for as secured financings rather than sales. Changes in the fair value of these secured financings are offset by changes in the fair value of the related financial instruments included in “Trading assets, at fair value” in the consolidated statements of financial condition. Such gains/(losses) were not material for the one month ended December 2008.

(3)	Excludes gains/(losses) of $(3.15) billion, $6.37 billion, $(1.07) billion and $92 million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively, related to the embedded derivative component of hybrid financial instruments. Such gains and losses would have been recognized even if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(4)	Primarily consists of gains/(losses) on certain reinsurance contracts.

(5)	Primarily consists of gains/(losses) on certain insurance and reinsurance contracts.

(6)	Primarily consists of gains/(losses) on resale and repurchase agreements, and securities borrowed and loaned within Trading and Principal Investments.

(7)	Reported in “Trading and principal investments” in the consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest income” and “Interest expense” in the consolidated statements of earnings, for all instruments other than hybrid financial instruments.

All trading assets and trading liabilities are accounted for at fair value either under the fair value option or as required by other accounting standards (principally ASC 320, ASC 940 and ASC 815). Excluding equities commissions of $3.84 billion, $5.00 billion, $4.58 billion and $251 million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively, and the gains and losses on the instruments accounted for under the fair value option described above, “Trading and principal investments” in the consolidated statements of earnings primarily represents gains and losses on “Trading assets, at fair value” and “Trading liabilities, at fair value” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans and Loan Commitments

As of December 2009, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $41.96 billion, including a difference of $36.30 billion related to loans with an aggregate fair value of $4.28 billion that were on nonaccrual status (including loans more than 90 days past due). As of November 2008, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $50.21 billion, including a difference of $37.46 billion related to loans with an aggregate fair value of $3.77 billion that were on nonaccrual status (including loans more than 90 days past due). The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of December 2009 and November 2008, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $879 million and $3.52 billion, respectively, and the related total contractual amount of these lending commitments was $44.05 billion and $39.49 billion, respectively.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $752 million and $2.42 billion as of December 2009 and November 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in Funds That Calculate Net Asset Value Per Share

The firm’s investments in funds that calculate net asset value per share primarily consist of investments in firm-sponsored funds where the firm co-invests with third-party investors. The private equity, private debt and real estate funds are primarily closed-end funds in which the firm’s investments are not eligible for redemption. Distributions will be received from these funds as the underlying assets are liquidated and it is estimated that substantially all of the underlying assets of these existing funds will be liquidated over the next 10 years. The firm’s investments in hedge funds are generally redeemable on a quarterly basis with 91 days notice, subject to a maximum redemption level of 25% of the firm’s initial investments at any quarter-end. The following table sets forth the fair value of the firm’s investments in and unfunded commitments to funds that calculate net asset value per share:

	As of December 2009
	Fair Value of	Unfunded
	Investments	Commitments
	(in millions)
Private equity funds (1)	$8,229	$5,722
Private debt funds (2)	3,628	4,048
Hedge funds (3)	3,133	—
Real estate funds (4)	939	2,398

Total	$15,929	$12,168

(1)	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buy-outs, recapitalizations, and growth investments.

(2)	These funds generally invest in fixed income instruments and an associated equity component and are focused on providing private high-yield capital for mid to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers.

(3)	These funds are primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage, special situations and capital structure arbitrage.

(4)	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Concentrations

Credit concentrations may arise from trading, investing, underwriting, lending and securities borrowing activities and may be impacted by changes in economic, industry or political factors. The firm seeks to mitigate credit risk by actively monitoring exposures and obtaining collateral as deemed appropriate. While the firm’s activities expose it to many different industries and counterparties, the firm routinely executes a high volume of transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, clearing houses, exchanges and investment funds. This has resulted in significant credit concentration with respect to this industry. In the ordinary course of business, the firm may also be subject to a concentration of credit risk to a particular counterparty, borrower or issuer, including sovereign issuers, or to a particular clearing house or exchange.

As of December 2009 and November 2008, the firm held $83.83 billion (10% of total assets) and $53.98 billion (6% of total assets), respectively, of U.S. government and federal agency obligations included in “Trading assets, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the consolidated statements of financial condition. As of December 2009 and November 2008, the firm held $38.61 billion (5% of total assets) and $21.13 billion (2% of total assets), respectively, of other sovereign obligations, principally consisting of securities issued by the governments of the United Kingdom and Japan. In addition, as of December 2009 and November 2008, $87.63 billion and $126.27 billion of the firm’s securities purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes”), respectively, were collateralized by U.S. government and federal agency obligations. As of December 2009 and November 2008, $77.99 billion and $65.37 billion of the firm’s securities purchased under agreements to resell and securities borrowed, respectively, were collateralized by other sovereign obligations, principally consisting of securities issued by the governments of Germany, the United Kingdom and Japan. As of December 2009 and November 2008, the firm did not have credit exposure to any other counterparty that exceeded 2% of the firm’s total assets.

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

For fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses related to hedge ineffectiveness for these hedges are included in “Interest expense” in the consolidated statements of earnings. These gains or losses were not material for the years ended December 2009, November 2008 and November 2007 or the one month ended December 2008. Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the consolidated statements of earnings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the firm’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The following table sets forth the fair value and the number of contracts of the firm’s derivative contracts by major product type on a gross basis as of December 2009. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted pursuant to credit support agreements, and therefore are not representative of the firm’s exposure:

	As of December 2009
					Number
	Derivative		Derivative		of
	Assets		Liabilities		Contracts
	(in millions, except number of contracts)
Derivative contracts for trading activities
Interest rates	$458,614	(4)	$407,125	(4)	270,707
Credit	164,669		134,810		443,450
Currencies	77,223		62,413		171,760
Commodities	47,234		48,163		73,010
Equities	67,559		53,207		237,625

Subtotal	$815,299		$705,718		1,196,552
Derivative contracts accounted for as hedges (1)
Interest rates	$19,563	(5)	$1	(5)	806
Currencies	8	(6)	47	(6)	58

Subtotal	$19,571		$48		864

Gross fair value of derivative contracts	$834,870		$705,766		1,197,416

Counterparty netting (2)	(635,014)		(635,014)
Cash collateral netting (3)	(124,603)		(14,743)

Fair value included in trading assets, at fair value	$75,253

Fair value included in trading liabilities, at fair value			$56,009

(1)	As of November 2008, the gross fair value of derivative contracts accounted for as hedges consisted of $20.40 billion in assets and $128 million in liabilities.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Presented after giving effect to $412.08 billion of derivative assets and $395.57 billion of derivative liabilities settled with clearing organizations.

(5)	For the year ended December 2009 and one month ended December 2008, the gain/(loss) recognized on interest rate derivative contracts accounted for as hedges was $(10.07) billion and $3.59 billion, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $9.95 billion and $(3.53) billion, respectively. These gains and losses are included in “Interest expense” in the consolidated statements of earnings. For the year ended December 2009, the gain/(loss) recognized on these derivative contracts included losses of $1.23 billion, which were excluded from the assessment of hedge effectiveness. Such excluded gains/(losses) were not material for the one month ended December 2008.

(6)	For the year ended December 2009 and one month ended December 2008, the loss on currency derivative contracts accounted for as hedges was $495 million and $212 million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the year ended December 2009 or the one month ended December 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The firm also has embedded derivatives that have been bifurcated from related borrowings. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings in the firm’s consolidated statements of financial condition, had a net asset carrying value of $96 million and $774 million as of December 2009 and November 2008, respectively. The net asset as of December 2009, which represented 297 contracts, included gross assets of $478 million (primarily comprised of equity and interest rate derivatives) and gross liabilities of $382 million (primarily comprised of equity and interest rate derivatives). See Notes 6 and 7 for further information regarding the firm’s unsecured borrowings.

As of December 2009 and November 2008, the firm has designated $3.38 billion and $3.36 billion, respectively, of foreign currency-denominated debt, included in unsecured long-term borrowings and unsecured short-term borrowings in the firm’s consolidated statements of financial condition, as hedges of net investments in non-U.S. subsidiaries. For the year ended December 2009 and one month ended December 2008, the gain/(loss) on these debt instruments was $106 million and $(186) million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the year ended December 2009 or one month ended December 2008.

The following table sets forth by major product type the firm’s gains/(losses) related to trading activities, including both derivative and nonderivative financial instruments, for the year ended December 2009 and one month ended December 2008. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivative contracts are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash and derivatives trading inventory has exposure to foreign currencies and may be economically hedged with foreign currency contracts. The gains/(losses) set forth below are included in “Trading and principal investments” in the consolidated statements of earnings and exclude related interest income and interest expense.

	Year Ended	One Month Ended
	December 2009	December 2008
	(in millions)
Interest rates	$6,670	$2,226
Credit	6,225	(1,437)
Currencies (1)	(682)	(2,256)
Equities	6,632	130
Commodities and other	5,341	887

Total	$24,186	$(450)

(1)	Includes gains/(losses) on currency contracts used to economically hedge positions included in other product types in this table.

Certain of the firm’s derivative instruments have been transacted pursuant to bilateral agreements with certain counterparties that may require the firm to post collateral or terminate the transactions based on the firm’s long-term credit ratings. As of December 2009, the aggregate fair value of such derivative contracts that were in a net liability position was $20.85 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $14.48 billion. As of December 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.12 billion and $2.36 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in the firm’s long-term credit ratings.

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

Substantially all of the firm’s purchased credit derivative transactions are with financial institutions and are subject to stringent collateral thresholds. The firm economically hedges its exposure to written credit derivatives primarily by entering into offsetting purchased credit derivatives with identical underlyings. In addition, upon the occurrence of a specified trigger event, the firm may take possession of the reference obligations underlying a particular written credit derivative, and consequently may, upon liquidation of the reference obligations, recover amounts on the underlying reference obligations in the event of default. As of December 2009, the firm’s written and purchased credit derivatives had total gross notional amounts of $2.54 trillion and $2.71 trillion, respectively, for total net purchased protection of $164.13 billion in notional value. As of November 2008, the firm’s written and purchased credit derivatives had total gross notional amounts of $3.78 trillion and $4.03 trillion, respectively, for total net purchased protection of $255.24 billion in notional value. The decrease in notional amounts from November 2008 to December 2009 primarily reflects compression efforts across the industry.

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

					Maximum
					Payout/Notional
	Maximum Payout/Notional Amount				Amount of Purchased		Fair Value of
	of Written Credit Derivatives by Tenor (1)				Credit Derivatives		Written Credit Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased
	0 - 12	1 - 5	or		Credit	Credit			Net Asset/
	Months	Years	Greater	Total	Derivatives (2)	Derivatives (3)	Asset	Liability	(Liability)
	($ in millions)
As of December 2009
Credit spread on underlying (basis points) (4)
0-250	$283,353	$1,342,649	$414,809	$2,040,811	$1,884,864	$299,329	$39,740	$13,441	$26,299
251-500	15,151	142,732	39,337	197,220	182,583	27,194	5,008	6,816	(1,808)
501-1,000	10,364	101,621	34,194	146,179	141,317	5,673	2,841	12,448	(9,607)
Greater than 1,000	20,262	107,768	31,208	159,238	117,914	48,699	1,524	60,279	(58,755)

Total	$329,130	$1,694,770	$519,548	$2,543,448	$2,326,678	$380,895	$49,113	$92,984	$(43,871	) (5)(6)

As of November 2008
Credit spread on underlying (basis points) (4)
0-250	$108,555	$1,093,651	$623,944	$1,826,150	$1,632,681	$347,573	$7,133	$84,969	$(77,836)
251-500	51,015	551,971	186,084	789,070	784,149	26,316	1,403	95,681	(94,278)
501-1,000	34,756	404,661	148,052	587,469	538,251	67,958	680	75,759	(75,079)
Greater than 1,000	41,496	373,211	161,475	576,182	533,816	103,362	100	222,446	(222,346)

Total	$235,822	$2,423,494	$1,119,555	$3,778,871	$3,488,897	$545,209	$9,316	$478,855	$(469,539	) (5)

(1)	Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives.

(2)	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

(3)	Comprised of purchased protection in excess of the amount of written protection on identical underlyings and purchased protection on other underlyings on which the firm has not written protection.

(4)	Credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. For example, the firm is least likely to pay or otherwise be required to perform where the credit spread on the underlying is “0-250” basis points and the tenor is “0-12 Months.” The likelihood of payment or performance is generally greater as the credit spread on the underlying and tenor increase.

(5)	These net liabilities differ from the carrying values related to credit derivatives in the firm’s consolidated statements of financial condition because they exclude the effects of both netting under enforceable netting agreements and netting of cash collateral paid pursuant to credit support agreements. Including the effects of netting receivable balances with payable balances for the same counterparty (across written and purchased credit derivatives) pursuant to enforceable netting agreements, the firm’s consolidated statements of financial condition as of December 2009 and November 2008 included a net asset related to credit derivatives of $39.74 billion and $71.78 billion, respectively, and a net liability related to credit derivatives of $9.75 billion and $33.48 billion, respectively. These net amounts exclude the netting of cash collateral paid pursuant to credit support agreements.

(6)	The decrease in this net liability from November 2008 to December 2009 primarily reflected tightening credit spreads.

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

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of December 2009 and November 2008, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $561.77 billion and $578.72 billion, respectively, of which the firm delivered or repledged $392.89 billion and $445.11 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Trading assets pledged to counterparties that have the right to deliver or repledge are included in “Trading assets, at fair value” in the consolidated statements of financial condition and were $31.49 billion and $26.31 billion as of December 2009 and November 2008, respectively. Trading assets, pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Trading assets, at fair value” in the consolidated statements of financial condition and were $109.11 billion and $80.85 billion as of December 2009 and November 2008, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $7.93 billion and $9.24 billion as of December 2009 and November 2008, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other secured financings by maturity are set forth in the table below:

	As of
	December	November
	2009	2008
	(in millions)
Other secured financings (short-term) (1)(2)	$12,931	$21,225
Other secured financings (long-term):
2010	—	2,157
2011	3,832	4,578
2012	1,726	3,040
2013	1,518	1,377
2014	1,617	1,512
2015-thereafter	2,510	4,794

Total other secured financings (long-term) (3)(4)	11,203	17,458

Total other secured financings (5)(6)	$24,134	$38,683

(1)	As of December 2009 and November 2008, consists of U.S. dollar-denominated financings of $6.47 billion and $12.53 billion, respectively, with a weighted average interest rate of 3.44% and 2.98%, respectively, and non-U.S. dollar-denominated financings of $6.46 billion and $8.70 billion, respectively, with a weighted average interest rate of 1.57% and 0.95%, respectively, after giving effect to hedging activities. The weighted average interest rates as of December 2009 and November 2008 excluded financial instruments accounted for at fair value under the fair value option.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of December 2009 and November 2008, consists of U.S. dollar-denominated financings of $7.28 billion and $9.55 billion, respectively, with a weighted average interest rate of 1.83% and 4.62%, respectively, and non-U.S. dollar-denominated financings of $3.92 billion and $7.91 billion, respectively, with a weighted average interest rate of 2.30% and 4.39%, respectively, after giving effect to hedging activities. The weighted average interest rates as of December 2009 and November 2008 excluded financial instruments accounted for at fair value under the fair value option.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	As of December 2009 and November 2008, $18.25 billion and $31.54 billion, respectively, of these financings were collateralized by trading assets and $5.88 billion and $7.14 billion, respectively, by other assets (primarily real estate and cash). Other secured financings include $10.63 billion and $13.74 billion of nonrecourse obligations as of December 2009 and November 2008, respectively.

(6)	As of December 2009, other secured financings includes $9.51 billion related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets included in “Trading assets, at fair value” in the consolidated statement of financial condition of $9.78 billion as of December 2009.

Note 4.	Securitization Activities and Variable Interest Entities

Securitization Activities

The firm securitizes residential and commercial mortgages, corporate bonds and other types of financial assets. The firm acts as underwriter of the beneficial interests that are sold to investors. The firm derecognizes financial assets transferred in securitizations, provided it has relinquished control over such assets. Transferred assets are accounted for at fair value prior to securitization. Net revenues related to these underwriting activities are recognized in connection with the sales of the underlying beneficial interests to investors.

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

During the year ended December 2009, the firm securitized $48.58 billion of financial assets in which the firm had continuing involvement, including $47.89 billion of residential mortgages, primarily in connection with government agency securitizations, and $691 million of other financial assets. During the year ended November 2008, the firm securitized $14.46 billion of financial assets, including $6.67 billion of residential mortgages, $773 million of commercial mortgages, and $7.01 billion of other financial assets, primarily in connection with CLOs. During the year ended November 2007, the firm securitized $81.40 billion of financial assets, including $24.95 billion of residential mortgages, $19.50 billion of commercial mortgages, and $36.95 billion of other financial assets, primarily in connection with CDOs and CLOs. During the one month ended December 2008, the firm securitized $604 million of financial assets, including $557 million of residential mortgages and $47 million of other financial assets. Cash flows received on retained interests were $507 million, $505 million, $705 million and $26 million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively.

The following table sets forth certain information related to the firm’s continuing involvement in securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement, as of December 2009. The outstanding principal amount set forth in the table below is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement, and is not representative of the firm’s risk of loss. For retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests.

	As of December 2009 (1)
	Outstanding	Fair Value of	Fair Value of
	Principal	Retained	Purchased
	Amount	Interests	Interests (2)
	(in millions)
Residential mortgage-backed (3)	$59,410	$3,956	$17
Commercial mortgage-backed	11,643	56	96
Other asset-backed (4)	17,768	93	54

Total	$88,821	$4,105	$167

(1)	As of December 2009, fair value of other continuing involvement excludes $1.04 billion of purchased interests in securitization entities where the firm’s involvement was related to secondary market-making activities. Continuing involvement also excludes derivative contracts that are used by securitization entities to manage credit, interest rate or foreign exchange risk. See Note 3 for information on the firm’s derivative contracts.

(2)	Comprised of senior and subordinated interests purchased in connection with secondary market-making activities in VIEs and QSPEs in which the firm also holds retained interests. In addition to these interests, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs for which the carrying value was a net liability of $87 million as of December 2009. The notional amounts of these transactions are included in maximum exposure to loss in the nonconsolidated VIE table below.

(3)	Primarily consists of outstanding principal and retained interests related to government agency QSPEs.

(4)	Primarily consists of CDOs backed by corporate and mortgage obligations and CLOs. Outstanding principal amount and fair value of retained interests include $16.22 billion and $72 million, respectively, as of December 2009 related to VIEs which are also included in the nonconsolidated VIE table below.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of December 2009		As of November 2008
	Type of Retained Interests (1)		Type of Retained Interests (1)
		Other		Other
	Mortgage-	Asset-	Mortgage-	Asset-
	Backed	Backed (2)	Backed	Backed
	($ in millions)
Fair value of retained interests	$4,012	$93	$1,415	$367 (5)

Weighted average life (years)	4.4	4.4	6.0	5.1

Constant prepayment rate (3)	23.5%	N.M.	15.5%	4.5%
Impact of 10% adverse change (3)	$(44)	N.M.	$(14)	$(6)
Impact of 20% adverse change (3)	(92)	N.M.	(27)	(12)

Discount rate (4)	8.4%	N.M.	21.1%	29.2%
Impact of 10% adverse change	$(76)	N.M.	$(46)	$(25)
Impact of 20% adverse change	(147)	N.M.	(89)	(45)

(1)	Includes $4.03 billion and $1.53 billion as of December 2009 and November 2008, respectively, held in QSPEs.

(2)	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of December 2009. The firm’s maximum exposure to adverse changes in the value of these interests is the firm’s carrying value of $93 million.

(3)	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

(4)	The majority of the firm’s mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of the firm’s retained interests, the expected credit loss assumptions are reflected within the discount rate.

(5)	Includes $192 million of retained interests related to transfers of securitized assets that were accounted for as secured financings rather than sales.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 2009 and November 2008, the firm held mortgage servicing rights with a fair value of $88 million and $147 million, respectively. These servicing assets represent the firm’s right to receive a future stream of cash flows, such as servicing fees, in excess of the firm’s obligation to service residential mortgages. The fair value of mortgage servicing rights will fluctuate in response to changes in certain economic variables, such as discount rates and loan prepayment rates. The firm estimates the fair value of mortgage servicing rights by using valuation models that incorporate these variables in quantifying anticipated cash flows related to servicing activities. Mortgage servicing rights are included in “Trading assets, at fair value” in the consolidated statements of financial condition and are classified within level 3 of the fair value hierarchy. The following table sets forth changes in the firm’s mortgage servicing rights, as well as servicing fees earned:

	Year Ended
	December	November
	2009	2008
	(in millions)
Balance, beginning of period	$153	$93
Purchases	—	272 (3)
Servicing assets that resulted from transfers of financial assets	1	3
Changes in fair value due to changes in valuation inputs and assumptions	(66)	(221)

Balance, end of period (1)	$88	$147

Contractually specified servicing fees (2)	$320	$315

(1)	As of December 2009 and November 2008, the fair value was estimated using a weighted average discount rate of approximately 16% and 16%, respectively, and a weighted average prepayment rate of approximately 20% and 27%, respectively.

(2)	Contractually specified servicing fees for the one month ended December 2008 were $25 million.

(3)	Primarily related to the acquisition of Litton Loan Servicing LP.

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

The following tables set forth total assets in firm-sponsored nonconsolidated VIEs in which the firm holds variable interests and other nonconsolidated VIEs in which the firm holds significant variable interests, and the firm’s maximum exposure to loss excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests. For 2009, in accordance with amended principles requiring enhanced disclosures, the following table also sets forth the total assets and total liabilities included in the consolidated statements of financial condition related to the firm’s interests in these nonconsolidated VIEs. The firm has aggregated nonconsolidated VIEs based on principal business activity, as reflected in the first column. The nature of the firm’s variable interests can take different forms, as described in the columns under maximum exposure to loss.

	As of December 2009
		Carrying Value of
		the Firm’s
		Variable Interests		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
				Purchased	Commitments
	Assets			and Retained	and			Loans and
	in VIE	Assets	Liabilities	Interests	Guarantees	Derivatives		Investments	Total
				(in millions)
Mortgage CDOs (2)	$9,114	$182	$10	$135	$—	$4,111	(7)	$—	$4,246
Corporate CDOs and CLOs (2)	32,490	834	400	259	3	7,577	(8)	—	7,839
Real estate, credit-related and other investing (3)	22,618	2,386	204	—	397	—		2,425	2,822
Other asset-backed (2)	497	16	12	—	—	497		—	497
Power-related (4)	592	224	3	—	37	—		224	261
Principal-protected notes (5)	2,209	12	1,357	—	—	2,512		—	2,512

Total	$67,520	$3,654	$1,986	$394	$437 (6)	$14,697	(6)	$2,649	$18,177

	As of November 2008
		Maximum Exposure to Loss in Nonconsolidated VIEs (1)
		Purchased	Commitments
	Assets	and Retained	and			Loans and
	in VIE	Interests	Guarantees	Derivatives		Investments	Total
		(in millions)
Mortgage CDOs	$13,061	$242	$—	$5,616	(7)	$—	$5,858
Corporate CDOs and CLOs	8,584	161	—	918	(8)	—	1,079
Real estate, credit-related and other investing (3)	26,898	—	143	—		3,223	3,366
Municipal bond securitizations	111	—	111	—		—	111
Other asset-backed	4,355	—	—	1,084		—	1,084
Power-related	844	—	37	—		213	250
Principal-protected notes (5)	4,516	—	—	4,353		—	4,353

Total	$58,369	$403	$291	$11,971		$3,436	$16,101

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Such amounts do not represent the anticipated losses in connection with these transactions because they exclude the effect of offsetting financial instruments that are held to mitigate these risks.

(2)	These VIEs are generally financed through the issuance of debt instruments collateralized by assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Trading liabilities, at fair value,” respectively, in the consolidated statement of financial condition.

(3)	The firm obtains interests in these VIEs in connection with making investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities. These VIEs are generally financed through the issuance of debt and equity instruments which are either collateralized by or indexed to assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Other assets,” and “Other liabilities and accrued expenses,” respectively, in the consolidated statement of financial condition.

(4)	Assets and liabilities held by the firm related to these VIEs are included in “Other assets” and “Other liabilities and accrued expenses,” respectively, in the consolidated statement of financial condition.

(5)	Consists of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing. Assets related to these VIEs are included in “Trading assets, at fair value” and liabilities related to these VIEs are included in “Other secured financings,” “Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings” or “Unsecured long-term borrowings” in the consolidated statement of financial condition. Assets in VIE, carrying value of liabilities and maximum exposure to loss exclude $3.97 billion as of December 2009, associated with guarantees related to the firm’s performance under borrowings from the VIE, which are recorded as liabilities in the consolidated statement of financial condition. Substantially all of the liabilities included in the table above relate to additional borrowings from the VIE associated with principal protected notes guaranteed by the firm.

(6)	The aggregate amounts include $4.66 billion as of December 2009, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

(7)	Primarily consists of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(8)	Primarily consists of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the firm’s total assets excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with its variable interests in consolidated VIEs. The following table excludes VIEs in which the firm holds a majority voting interest unless the activities of the VIE are primarily related to securitization, asset-backed financings or single-lessee leasing arrangements. For 2009, in accordance with amended principles requiring enhanced disclosures, the following table also sets forth the total liabilities included in the consolidated statement of financial condition related to the firm’s consolidated VIEs. The firm has aggregated consolidated VIEs based on principal business activity, as reflected in the first column.

	As of
	December 2009			November 2008
	VIE	VIE		VIE
	Assets (1)	Liabilities (1)		Assets (1)
	(in millions)
Real estate, credit-related and other investing	$942	$680	(2)	$1,560
Municipal bond securitizations	679	782	(3)	985
CDOs, mortgage-backed and other asset-backed	639	583	(4)	32
Foreign exchange and commodities	227	179	(5)	652
Principal-protected notes	214	214	(6)	215

Total	$2,701	$2,438		$3,444

(1)	Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a nonrecourse basis. Substantially all VIE assets are included in “Trading assets, at fair value” and “Other assets” in the consolidated statements of financial condition.

(2)	These VIE liabilities are generally collateralized by the related VIE assets and included in “Other secured financings” and “Other liabilities and accrued expenses” in the consolidated statement of financial condition. These VIE liabilities generally do not provide for recourse to the general credit of the firm.

(3)	These VIE liabilities, which are partially collateralized by the related VIE assets, are included in “Other secured financings” in the consolidated statement of financial condition.

(4)	These VIE liabilities are primarily included in “Securities sold under agreements to repurchase, at fair value” and “Other secured financings” in the consolidated statement of financial condition and generally do not provide for recourse to the general credit of the firm.

(5)	These VIE liabilities are primarily included in “Trading liabilities, at fair value” in the consolidated statement of financial condition.

(6)	These VIE liabilities are included in “Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings” in the consolidated statement of financial condition.

The firm did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of December 2009 or November 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5.	Deposits

The following table sets forth deposits as of December 2009 and November 2008:

	As of
	December	November
	2009	2008
	(in millions)
U.S. offices (1)	$32,797	$23,018
Non-U.S. offices (2)	6,621	4,625

Total	$39,418	$27,643

(1)	Substantially all U.S. deposits were interest-bearing and were held at GS Bank USA.

(2)	Substantially all non-U.S. deposits were interest-bearing and were held at Goldman Sachs Bank (Europe) PLC (GS Bank Europe).

Included in the above table are time deposits of $9.30 billion and $8.49 billion as of December 2009 and November 2008, respectively. The following table sets forth the maturities of time deposits as of December 2009:

	As of December 2009
	U.S.		Non-U.S.		Total
	(in millions)
2010	$1,777		$737		$2,514
2011	1,603		—		1,603
2012	871		—		871
2013	1,720		—		1,720
2014	531		—		531
2015-thereafter	2,058		—		2,058

Total	$8,560	(1)	$737	(2)	$9,297

(1)	Includes $242 million greater than $100,000, of which $111 million matures within three months, $58 million matures within three to six months, $32 million matures within six to twelve months, and $41 million matures after twelve months.

(2)	Substantially all were greater than $100,000.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.	Short-Term Borrowings

As of December 2009 and November 2008, short-term borrowings were $50.45 billion and $73.89 billion, respectively, comprised of $12.93 billion and $21.23 billion, respectively, included in “Other secured financings” in the consolidated statements of financial condition and $37.52 billion and $52.66 billion, respectively, of unsecured short-term borrowings. See Note 3 for information on other secured financings.

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

Unsecured short-term borrowings are set forth below:

	As of
	December	November
	2009	2008
	(in millions)
Current portion of unsecured long-term borrowings (1)(2)	$17,928	$26,281
Hybrid financial instruments	10,741	12,086
Promissory notes (3)	2,119	6,944
Commercial paper (4)	1,660	1,125
Other short-term borrowings	5,068	6,222

Total (5)	$37,516	$52,658

(1)	Includes $1.73 billion as of December 2009, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(2)	Includes $17.05 billion and $25.12 billion as of December 2009 and November 2008, respectively, issued by Group Inc.

(3)	Includes $0 and $3.42 billion as of December 2009 and November 2008, respectively, guaranteed by the FDIC under the TLGP.

(4)	Includes $0 and $751 million as of December 2009 and November 2008, respectively, guaranteed by the FDIC under the TLGP.

(5)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 1.31% and 3.37% as of December 2009 and November 2008, respectively, and excluded financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7.	Long-Term Borrowings

As of December 2009 and November 2008, long-term borrowings were $196.29 billion and $185.68 billion, respectively, comprised of $11.20 billion and $17.46 billion, respectively, included in “Other secured financings” in the consolidated statements of financial condition and $185.09 billion and $168.22 billion, respectively, of unsecured long-term borrowings. See Note 3 for information regarding other secured financings.

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings.

Unsecured long-term borrowings are set forth below:

	As of
	December	November
	2009	2008
	(in millions)
Fixed rate obligations (1)
Group Inc.	$114,695	$101,454
Subsidiaries	2,718	2,371
Floating rate obligations (2)
Group Inc.	60,390	57,018
Subsidiaries	7,282	7,377

Total (3)	$185,085	$168,220

(1)	As of December 2009 and November 2008, $79.12 billion and $70.08 billion, respectively, of the firm’s fixed rate debt obligations were denominated in U.S. dollars and interest rates ranged from 1.63% to 10.04% and from 3.87% to 10.04%, respectively. As of December 2009 and November 2008, $38.29 billion and $33.75 billion, respectively, of the firm’s fixed rate debt obligations were denominated in non-U.S. dollars and interest rates ranged from 0.80% to 7.45% and from 0.67% to 8.88%, respectively.

(2)	As of December 2009 and November 2008, $32.26 billion and $32.41 billion, respectively, of the firm’s floating rate debt obligations were denominated in U.S. dollars. As of December 2009 and November 2008, $35.41 billion and $31.99 billion, respectively, of the firm’s floating rate debt obligations were denominated in non-U.S. dollars. Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $19.03 billion as of December 2009, guaranteed by the FDIC under the TLGP.

Unsecured long-term borrowings by maturity date are set forth below:

	As of December 2009
	Group Inc.	Subsidiaries	Total
	(in millions)
2011	$22,302	$1,234	$23,536
2012	25,749	1,665	27,414
2013	23,305	33	23,338
2014	18,303	33	18,336
2015-thereafter	85,426	7,035	92,461

Total (1)(2)	$175,085	$10,000	$185,085

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The firm enters into derivative contracts to effectively convert a substantial portion of its unsecured long-term borrowings which are not accounted for at fair value into floating rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of December 2009 and November 2008. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to the widening of the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of less than 1% and approximately 9% as of December 2009 and November 2008, respectively.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	December 2009		November 2008
	Amount	Rate	Amount	Rate
	($ in millions)
Fixed rate obligations
Group Inc.	$1,896	5.52%	$1,863	5.71%
Subsidiaries	2,424	5.46	2,152	4.32
Floating rate obligations (1)(2)
Group Inc.	173,189	1.33	156,609	2.66
Subsidiaries	7,576	1.20	7,596	4.23

Total	$185,085	1.42	$168,220	2.73

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through derivative contracts.

(2)	The weighted average interest rates as of December 2009 and November 2008 excluded financial instruments accounted for at fair value under the fair value option.

Subordinated Borrowings

As of December 2009 and November 2008, unsecured long-term borrowings were comprised of subordinated borrowings with outstanding principal amounts of $19.16 billion and $19.26 billion, respectively, as set forth below, of which $18.87 billion and $18.79 billion, respectively, has been issued by Group Inc.

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

Subordinated Debt.  As of December 2009, the firm had $14.07 billion of other subordinated debt outstanding, of which $13.78 billion has been issued by Group Inc., with maturities ranging from 2012 to 2038. The effective weighted average interest rate on this debt was 1.51%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. As of November 2008, the firm had $14.17 billion of other subordinated debt outstanding, of which $13.70 billion has been issued by Group Inc., with maturities ranging from fiscal 2009 to 2038. The effective weighted average interest rate on this debt was 1.99%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. This debt is junior in right of payment to all of the firm’s senior indebtedness.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes the firm’s commitments as of December 2009 and November 2008:

	Commitment Amount by Period
	of Expiration as of December 2009				Total Commitments as of
		2011-	2013-	2015-	December	November
	2010	2012	2014	Thereafter	2009	2008
	(in millions)
Commitments to extend credit (1)
Commercial lending:
Investment-grade	$4,665	$5,175	$1,000	$575	$11,415	$8,007
Non-investment-grade (2)	1,425	4,379	2,105	244	8,153	9,318
William Street credit extension program	4,850	18,112	2,256	—	25,218	22,610
Warehouse financing	12	—	—	—	12	1,101

Total commitments to extend credit	10,952	27,666	5,361	819	44,798	41,036
Forward starting resale and securities borrowing agreements	34,844	—	—	—	34,844	61,455
Forward starting repurchase and securities lending agreements	10,545	—	—	—	10,545	6,948
Underwriting commitments	1,811	—	—	—	1,811	241
Letters of credit (3)	1,621	33	146	4	1,804	7,251
Investment commitments (4)	2,686	9,153	128	1,273	13,240	14,266
Construction-related commitments (5)	142	—	—	—	142	483
Other	109	58	38	33	238	260

Total commitments	$62,710	$36,910	$5,673	$2,129	$107,422	$131,940

(1)	Commitments to extend credit are presented net of amounts syndicated to third parties.

(2)	Included within non-investment-grade commitments as of December 2009 and November 2008 were $1.20 billion and $2.07 billion, respectively, related to leveraged lending capital market transactions; $40 million and $164 million, respectively, related to commercial real estate transactions; and $6.91 billion and $7.09 billion, respectively, arising from other unfunded credit facilities. Including funded loans, the total notional amount of the firm’s leveraged lending capital market transactions was $4.45 billion and $7.97 billion as of December 2009 and November 2008, respectively.

(3)	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

(4)	Consists of the firm’s commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages in connection with its merchant banking and other investing activities, consisting of $2.46 billion and $3.15 billion as of December 2009 and November 2008, respectively, related to real estate private investments and $10.78 billion and $11.12 billion as of December 2009 and November 2008, respectively, related to corporate and other private investments. Such commitments include $11.38 billion and $12.25 billion as of December 2009 and November 2008, respectively, of commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

(5)	Includes commitments of $104 million and $388 million as of December 2009 and November 2008, respectively, related to the firm’s new headquarters in New York City.

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

•	Commercial lending commitments. The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm may syndicate all or substantial portions of these commitments in the future, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

•	William Street credit extension program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, GS Bank USA and other subsidiaries of GS Bank USA. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of GS Bank USA. The assets and liabilities of Commitment Corp. and Funding Corp. are legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection had been provided as of both December 2009 and November 2008. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of commercial mortgages as of December 2009 and November 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below:

As of
December 2009
(in millions)
2010	$494
2011	369
2012	295
2013	260
2014	195
2015-thereafter	1,555

Total	$3,168

Rent charged to operating expense is set forth below:

(in millions)
2007	$412
2008	438
2009	434

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $6.35 billion and $6.13 billion of contract holder account balances as of December 2009 and November 2008, respectively, for such benefits. The weighted average attained age of these contract holders was 68 years as of both December 2009 and November 2008. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.96 billion and $2.96 billion as of December 2009 and November 2008, respectively. See Note 12 for more information on the firm’s insurance liabilities.

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

The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of December 2009. Derivative contracts set forth below include written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. See Note 3 for information regarding credit derivative contracts that meet the definition of a guarantee, which are not included below.

		Maximum Payout/Notional Amount by Period of Expiration (1)
	Carrying
	Value of		2011-	2013-	2015-
	Net Liability	2010	2012	2014	Thereafter	Total
	(in millions)
As of December 2009
Derivatives (2)	$7,221	$145,126	$105,744	$48,350	$66,965	$366,185
Securities lending indemnifications (3)	—	27,314	—	—	—	27,314
Other financial guarantees (4)	207	357	352	358	1,010	2,077

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	Because derivative contracts are accounted for at fair value, carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash paid pursuant to credit support agreements. These derivative contracts are risk managed together with derivative contracts that do not meet the definition of a guarantee under ASC 460 and, therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities. As of November 2008, the carrying value of the net liability related to derivative guarantees was $17.46 billion.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $28.07 billion and $19.95 billion as of December 2009 and November 2008, respectively. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities on loan from the borrower, there is minimal performance risk associated with these guarantees.

(4)	As of November 2008, the carrying value of the net liability related to other financial guarantees was $235 million.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the consolidated statements of financial condition as of December 2009 and November 2008.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the consolidated statements of financial condition as of December 2009 and November 2008.

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

Common and Preferred Equity

During 2009, common shares outstanding increased by 72.6 million shares, which included 46.7 million common shares issued through a public offering at $123.00 per share for total proceeds of $5.75 billion during the second quarter of 2009.

In June 2009, Group Inc. repurchased from the U.S. Department of the Treasury (U.S. Treasury) the 10.0 million shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series H (Series H Preferred Stock), that were issued to the U.S. Treasury pursuant to the U.S. Treasury’s TARP Capital Purchase Program. The repurchase resulted in a one-time preferred dividend of $426 million, which is included in the consolidated statement of earnings for the year ended December 2009. This one-time preferred dividend represented the difference between the carrying value and the redemption value of the Series H Preferred Stock. In connection with the issuance of the Series H Preferred Stock in October 2008, the firm issued a 10-year warrant to the U.S. Treasury to purchase up to 12.2 million shares of common stock at an exercise price of $122.90 per share. The firm repurchased this warrant in full in July 2009 for $1.1 billion. This amount was recorded as a reduction to additional paid-in capital. The firm’s cumulative payments to the U.S. Treasury related to the U.S. Treasury’s TARP Capital Purchase Program totaled $11.42 billion, including the return of the U.S. Treasury’s $10.0 billion investment (inclusive of the $426 million described above), $318 million in preferred dividends and $1.1 billion related to the warrant repurchase.

Dividends declared per common share were $1.05 in 2009, $1.40 in 2008 and $1.40 in 2007. On January 19, 2010, the Board declared a dividend of $0.35 per common share to be paid on March 30, 2010 to common shareholders of record on March 2, 2010. On December 15, 2008, the Board declared a dividend of $0.4666666 per common share to be paid on March 26, 2009 to common shareholders of record on February 24, 2009. The dividend of $0.4666666 per common share is reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

During 2009 and 2008, the firm repurchased 19,578 and 10.5 million shares of its common stock at an average cost per share of $80.83 and $193.18, for a total cost of $2 million and $2.04 billion, respectively. Shares repurchased during 2009 primarily related to repurchases made by GS&Co. to facilitate customer transactions in the ordinary course of business. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying RSUs, the firm cancelled 11.2 million and 6.7 million of RSUs with a total value of $863 million and $1.31 billion in 2009 and 2008, respectively.

The firm’s share repurchase program is intended to help maintain the appropriate level of common equity and to substantially offset increases in share count over time resulting from employee share-based compensation. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s current and projected capital positions (i.e., comparisons of the firm’s desired level of capital to its actual level of capital) but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Any repurchase of the firm’s common stock requires approval by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 2009, the firm had 174,000 shares of perpetual preferred stock issued and outstanding as set forth in the following table:

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

Each share of 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock) issued and outstanding has a par value of $0.01, has a liquidation preference of $100,000 and is redeemable at the firm’s option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $110,000 plus accrued and unpaid dividends. In connection with the issuance of the Series G Preferred Stock, the firm issued a five-year warrant to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share. The warrant is exercisable at any time until October 1, 2013 and the number of shares of common stock underlying the warrant and the exercise price are subject to adjustment for certain dilutive events.

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

In 2007, the Board authorized 17,500.1 shares of perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock), and 5,000.1 shares of perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock), in connection with the APEX issuance. See Note 7 for further information on the APEX issuance. Under the stock purchase contracts, Group Inc. will issue on the relevant stock purchase dates (on or before June 1, 2013 and September 1, 2013 for Series E and Series F Preferred Stock, respectively) one share of Series E and Series F Preferred Stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated debt held by these trusts. When issued, each share of Series E and Series F Preferred Stock will have a par value of $0.01 and a liquidation preference of $100,000 per share. Dividends on Series E Preferred Stock, if declared, will be payable semi-annually at a fixed annual rate of 5.79% if the stock is issued prior to June 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%. Dividends on Series F Preferred Stock, if declared, will be payable quarterly at a rate per annum equal to three-month LIBOR plus 0.77% if the stock is issued prior to September 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%. The preferred stock may be redeemed at the option of the firm on the stock purchase dates or any day thereafter, subject to regulatory approval and certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred dividends declared are set forth below:

	Year Ended								One Month Ended
	December 2009				November 2008		November 2007		December 2008
	(per share)		(in millions)		(per share)	(in millions)	(per share)	(in millions)	(per share)	(in millions)
Series A	$710.94		$21		$1,068.86	$32	$1,563.51	$47	$239.58	$7
Series B	1,162.50		38		1,550.00	50	1,550.00	50	387.50	12
Series C	758.34		6		1,110.18	9	1,563.51	12	255.56	2
Series D	758.34		41		1,105.18	59	1,543.06	83	255.56	14
Series G	7,500.00		375		1,083.33	54	—	—	2,500.00	125
Series H	12.50	(1)	125	(1)	—	—	—	—	14.86	149

Total			$606			$204		$192		$309

(1)	Excludes the one-time preferred dividend of $426 million related to the repurchase of the TARP Series H Preferred Stock in the second quarter of 2009, as well as $44 million of accrued dividends paid upon repurchase of the Series H Preferred Stock.

On January 19, 2010, the Board declared dividends of $239.58, $387.50, $255.56 and $255.56 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, to be paid on February 10, 2010 to preferred shareholders of record on January 26, 2010. In addition, the Board declared a dividend of $2,500 per share of Series G Preferred Stock to be paid on February 10, 2010 to preferred shareholders of record on January 26, 2010.

Accumulated Other Comprehensive Income

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	December	November
	2009	2008
	(in millions)
Currency translation adjustment, net of tax	$(132)	$(30)
Pension and postretirement liability adjustments, net of tax	(317)	(125)
Net unrealized gains/(losses) on available-for-sale securities, net of tax (1)	87	(47)

Total accumulated other comprehensive loss, net of tax	$(362)	$(202)

(1)	Consists of net unrealized gains/(losses) of $84 million and $(55) million on available-for-sale securities held by the firm’s insurance subsidiaries as of December 2009 and November 2008, respectively, and net unrealized gains of $3 million and $8 million on available-for-sale securities held by investees accounted for under the equity method as of December 2009 and November 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
	(in millions, except per share amounts)
Numerator for basic and diluted EPS — net earnings/(loss) applicable to common shareholders	$12,192	$2,041	$11,407	$(1,028)

Denominator for basic EPS — weighted average number of common shares	512.3	437.0	433.0	485.5
Effect of dilutive securities (1)
Restricted stock units	15.7	10.2	13.6	—
Stock options and warrants	22.9	9.0	14.6	—

Dilutive potential common shares	38.6	19.2	28.2	—

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	550.9	456.2	461.2	485.5

Basic EPS (2)	$23.74	$4.67	$26.34	$(2.15)
Diluted EPS (2)	22.13	4.47	24.73	(2.15)

(1)	The diluted EPS computations do not include the antidilutive effect of RSUs, stock options and warrants as follows:

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
	(in millions)

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	24.7	60.5	—	157.2

(2)	In the first quarter of fiscal 2009, the firm adopted amended accounting principles which require that unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents be treated as a separate class of securities in calculating earnings per common share. The impact of applying these amended principles for the year ended December 2009 and one month ended December 2008 was a reduction in basic earnings per common share of $0.06 and an increase in basic and diluted loss per common share of $0.03, respectively. There was no impact on diluted earnings per common share for the year ended December 2009. Prior periods have not been restated due to immateriality.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the consolidated statements of financial condition:

	As of
	December	November
	2009	2008
	(in millions)
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	265	247
Equities (1)	2,389	2,389
Principal Investments	84	80
Asset Management and Securities Services
Asset Management (2)	563	565
Securities Services	117	117

Total	$3,543	$3,523

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		December	November
		2009	2008
		(in millions)

Customer lists (1)	Gross carrying amount	$1,117	$1,160
	Accumulated amortization	(472)	(436)

	Net carrying amount	$645	$724

NYSE DMM rights	Gross carrying amount	$714	$714
	Accumulated amortization	(294)	(252)

	Net carrying amount	$420	$462

Insurance-related	Gross carrying amount	$292	$292
assets (2)	Accumulated amortization	(142)	(137)

	Net carrying amount	$150	$155

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF) lead	Accumulated amortization	(48)	(43)

market maker rights	Net carrying amount	$90	$95

Other (3)	Gross carrying amount	$170	$178
	Accumulated amortization	(98)	(85)

	Net carrying amount	$72	$93

Total	Gross carrying amount	$2,431	$2,482
	Accumulated amortization	(1,054)	(953)

	Net carrying amount	$1,377	$1,529

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Primarily includes VOBA related to the firm’s insurance businesses.

(3)	Primarily includes marketing-related assets and other contractual rights.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives. The weighted average remaining life of the firm’s identifiable intangible assets is approximately 11 years. “Depreciation and amortization” in the consolidated statements of earnings includes amortization related to identifiable intangible assets of $96 million, $240 million and $39 million for the years ended December 2009 and November 2008 and one month ended December 2008, respectively.

The estimated future amortization for existing identifiable intangible assets through 2014 is set forth below:

As of
December 2009
(in millions)
2010	$141
2011	135
2012	129
2013	123
2014	119

Note 12.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, non-financial assets. The following table sets forth the firm’s other assets by type:

	As of
	December	November
	2009	2008
	(in millions)
Property, leasehold improvements and equipment (1)	$11,380	$10,793
Goodwill and identifiable intangible assets (2)	4,920	5,052
Income tax-related assets	7,937	8,359
Equity-method investments (3)	1,484	1,454
Miscellaneous receivables and other	3,747	4,780

Total	$29,468	$30,438

(1)	Net of accumulated depreciation and amortization of $7.28 billion and $6.55 billion as of December 2009 and November 2008, respectively.

(2)	See Note 11 for further information regarding the firm’s goodwill and identifiable intangible assets.

(3)	Excludes investments of $2.95 billion and $3.45 billion accounted for at fair value under the fair value option as of December 2009 and November 2008, respectively, which are included in “Trading assets, at fair value” in the consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	December	November
	2009	2008
	(in millions)
Compensation and benefits	$11,170	$4,646
Insurance-related liabilities (1)	11,832	9,673
Noncontrolling interests (2)	960	1,127
Income tax-related liabilities	4,022	2,865
Employee interests in consolidated funds	416	517
Accrued expenses and other payables	5,455	4,388

Total	$33,855	$23,216

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	December	November
	2009	2008
	(in millions)

Separate account liabilities	$4,186	$3,628
Liabilities for future benefits and unpaid claims	6,484	4,778
Contract holder account balances	874	899
Reserves for guaranteed minimum death and income benefits	288	368

Total insurance-related liabilities	$11,832	$9,673

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.29 billion and $1.30 billion as of December 2009 and November 2008, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $870 million and $1.20 billion as of December 2009 and November 2008, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders. Liabilities for future benefits and unpaid claims include $1.84 billion and $978 million carried at fair value under the fair value option as of December 2009 and November 2008, respectively.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $598 million and $784 million related to consolidated investment funds as of December 2009 and November 2008, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.	Employee Benefit Plans

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

On November 30, 2007, the firm adopted amended principles related to employers’ accounting for defined benefit pension and other postretirement plans which require an entity to recognize in its statement of financial condition the funded status of its defined benefit pension and postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Upon adoption, these amended accounting principles required an entity to recognize previously unrecognized actuarial gains and losses, prior service costs, and transition obligations and assets within “Accumulated other comprehensive income/(loss)” in the consolidated statements of changes in shareholders’ equity, and to derecognize additional minimum pension liabilities.

As a result of adopting these amended accounting principles, the firm recorded in 2007 increases of $59 million and $253 million to “Other assets” and “Other liabilities and accrued expenses,” respectively, and a $194 million loss, net of taxes, within “Accumulated other comprehensive income/(loss).”

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a summary of the changes in the plans’ benefit obligations and the fair value of plan assets for the years ended December 2009 and November 2008, as well as a statement of the funded status of the plans as of December 2009 and November 2008:

	As of or for the Year Ended
	December 2009			November 2008
	U.S.	Non-U.S.	Post-	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement	Pension	Pension	retirement
			(in millions)
Benefit obligation
Balance, beginning of year	$485	$513	$569	$399	$748	$445
Service cost	—	52	18	—	84	26
Interest cost	25	34	27	24	41	31
Plan amendments	—	—	(35)	—	—	(61)
Actuarial loss/(gain)	(42)	325	(84)	(50)	(261)	10
Benefits paid	(10)	(11)	(11)	(8)	(2)	(10)
Curtailment	—	(11)	—	—	—	—
Effect of foreign exchange rates	—	58	—	—	(154)	—

Balance, end of year	$458	$960	$484	$365	$456	$441

Fair value of plan assets
Balance, beginning of year	$299	$562	$—	$450	$614	$—
Actual return on plan assets	78	113	—	(151)	(77)	—
Firm contributions	—	50	11	—	184	9
Employee contributions	—	1	—	—	1	—
Benefits paid	(10)	(10)	(11)	(8)	(1)	(9)
Curtailment	—	(9)	—	—	—	—
Effect of foreign exchange rates	—	59	—	—	(170)	—

Balance, end of year	$367	$766	$—	$291	$551	$—

Funded status of plans	$(91)	$(194)	$(484)	$(74)	$95	$(441)

Amounts recognized in the Consolidated Statements of Financial Condition consist of:
Other assets	$—	$—	$—	$—	$129	$—
Other liabilities and accrued expenses	(91)	(194)	(484)	(74)	(34)	(441)

Net amount recognized	$(91)	$(194)	$(484)	$(74)	$95	$(441)

Amounts recognized in accumulated other comprehensive income/(loss) consist of:
Actuarial loss/(gain)	$174	$231	$155	$195	$(59)	$129
Prior service cost/(credit)	—	3	(82)	—	3	(39)
Transition obligation/(asset)	(8)	2	—	(11)	3	—

Total amount recognized — Pre-tax	$166	$236	$73	$184	$(53)	$90

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $1.31 billion and $769 million as of December 2009 and November 2008, respectively.

For plans in which the accumulated benefit obligation exceeded plan assets, the aggregate projected benefit obligation and accumulated benefit obligation was $1.39 billion and $1.29 billion, respectively, as of December 2009, and $426 million and $413 million, respectively, as of November 2008. The fair value of plan assets for each of these plans was $1.11 billion and $317 million as of December 2009 and November 2008, respectively.

The components of pension expense/(income) and postretirement expense are set forth below:

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
	(in millions)
U.S. pension
Interest cost	$25	$24	$22	$2
Expected return on plan assets	(20)	(33)	(32)	(2)
Net amortization	26	(1)	1	2

Total	$31	$(10)	$(9)	$2

Non-U.S. pension
Service cost	$52	$84	$78	$3
Interest cost	34	41	34	3
Expected return on plan assets	(36)	(41)	(36)	(3)
Net amortization	2	2	10	—
Curtailment	1	—	—	—

Total	$53	$86	$86	$3

Postretirement
Service cost	$18	$26	$21	$1
Interest cost	27	31	23	2
Net amortization	22	23	19	2

Total	$67	$80	$63	$5

Estimated 2010 amortization from accumulated other comprehensive income:
Actuarial loss/(gain)	$46
Prior service cost/(credit)	(9)
Transition obligation/(asset)	(3)

Total	$34

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

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
Defined benefit pension plans
U.S. pension — projected benefit obligation
Discount rate	5.75%	6.75%	6.00%	5.25%
Rate of increase in future compensation levels	N/A	N/A	N/A	N/A
U.S. pension — net periodic benefit cost
Discount rate	5.25	6.00	5.50	6.75
Rate of increase in future compensation levels	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.00	7.50	7.50	7.00
Non-U.S. pension — projected benefit obligation
Discount rate	5.60	6.79	5.91	6.35
Rate of increase in future compensation levels	3.99	3.85	5.38	3.85
Non-U.S. pension — net periodic benefit cost
Discount rate	6.35	5.91	4.85	6.79
Rate of increase in future compensation levels	3.85	5.38	4.98	3.85
Expected long-term rate of return on plan assets	7.05	5.89	6.84	5.73
Postretirement plans — benefit obligation
Discount rate	5.75%	6.75%	6.00%	5.25%
Rate of increase in future compensation levels	5.00	5.00	5.00	5.00
Postretirement plans — net periodic benefit cost
Discount rate	5.25%	6.00%	5.50%	6.75%
Rate of increase in future compensation levels	5.00	5.00	5.00	5.00

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For measurement purposes, an annual growth rate in the per capita cost of covered healthcare benefits of 8.51% was assumed for the year ending December 2010. The rate was assumed to decrease ratably to 5.00% for the year ending December 2017 and remain at that level thereafter.

The assumed cost of healthcare has an effect on the amounts reported for the firm’s postretirement plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase		1% Decrease
	December	November	December	November
	2009	2008	2009	2008
		(in millions)
Service plus interest costs	$10	$11	$(8)	$(9)
Obligation	101	90	(78)	(70)

The following table sets forth the composition of plan assets for the U.S. and non-U.S. defined benefit pension plans by asset category:

	As of
	December 2009		November 2008
	U.S.	Non-U.S.	U.S.	Non-U.S.
	Pension	Pension	Pension	Pension
Equity securities	72%	65%	69%	28%
Debt securities	27	18	29	7
Other	1	17	2	65

Total	100%	100%	100%	100%

The investment approach of the firm’s U.S. and major non-U.S. defined benefit pension plans involves employing a sufficient level of flexibility to capture investment opportunities as they occur, while maintaining reasonable parameters to ensure that prudence and care are exercised in the execution of the investment programs. The plans employ a total return on investment approach, whereby a mix, which is broadly similar to the actual asset allocation as of December 2009, of equity securities, debt securities and other assets, is targeted to maximize the long-term return on assets for a given level of risk. Investment risk is measured and monitored on an ongoing basis by the firm’s Retirement Committee through periodic portfolio reviews, meetings with investment managers and annual liability measurements.

The firm’s pension plan assets consist of collective bank trusts, mutual funds, corporate bonds, alternative investments (e.g., hedge funds), cash and short-term investments, and real estate investment trust holdings. Substantially all of the firm’s pension plan assets are classified within level 1 or level 2 of the fair value hierarchy as of December 31, 2009. Only one investment, which is in the U.S. pension plan, is classified within level 3 of the fair value hierarchy as of December 31, 2009. This level 3 asset comprised less than 1% of the firm’s total pension plan assets as of December 31, 2009.

The firm expects to contribute a minimum of $49 million to its pension plans and $13 million to its postretirement plans in 2010.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth benefits projected to be paid from the firm’s U.S. and non-U.S. defined benefit pension and postretirement plans (net of Medicare subsidy receipts) and reflects expected future service costs, where appropriate:

	U.S.	Non-U.S.	Post-
	Pension	Pension	retirement
	(in millions)
2010	$11	$8	$13
2011	12	8	14
2012	13	8	14
2013	14	9	15
2014	15	9	17
2015-2019	94	48	112

Defined Contribution Plans

The firm contributes to employer-sponsored U.S. and non-U.S. defined contribution plans. The firm’s contribution to these plans was $178 million, $208 million and $258 million for the years ended December 2009, November 2008 and November 2007, respectively.

Note 14.	Employee Incentive Plans

Stock Incentive Plan

The firm sponsors a stock incentive plan, The Goldman Sachs Amended and Restated Stock Incentive Plan (SIP), which provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, RSUs, awards with performance conditions and other share-based awards. In the second quarter of 2003, the SIP was approved by the firm’s shareholders, effective for grants after April 1, 2003, and was further amended and restated, effective December 31, 2008.

The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP through the end of our 2008 fiscal year could not exceed 250 million shares. The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP in our 2009 fiscal year and each fiscal year thereafter cannot exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous years but not covered by awards granted in such years. As of December 2009 and November 2008, 140.6 million and 162.4 million shares, respectively, were available for grant under the SIP.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Compensation Arrangements

The firm has maintained deferred compensation plans for eligible employees. In general, under the plans, participants were able to defer payment of a portion of their cash year-end compensation. During the deferral period, participants were able to notionally invest their deferrals in certain alternatives available under the plans. Generally, under current tax law, participants are not subject to income tax on amounts deferred or on any notional investment earnings until the returns are distributed, and the firm is not entitled to a corresponding tax deduction until the amounts are distributed. Beginning with the 2008 year, these deferred compensation plans were frozen with respect to new contributions and the plans were terminated. Participants generally received distributions of their benefits in 2009 except that no payments were accelerated for certain senior executives. The firm has recognized compensation expense for the amounts deferred under these plans. As of December 2009 and November 2008, $9 million and $220 million, respectively, related to these plans was included in “Other liabilities and accrued expenses” in the consolidated statements of financial condition.

The firm has a discount stock program through which Participating Managing Directors may be permitted to acquire RSUs at an effective 25% discount (for 2009 and 2008 year-end compensation, the program was suspended, and no individual was permitted to acquire discounted RSUs thereunder). In prior years, the 25% discount was effected by an additional grant of RSUs equal to one-third of the number of RSUs purchased by qualifying participants. The purchased RSUs were 100% vested when granted, but the shares underlying them generally were subject to certain transfer restrictions (which were waived in December 2008 except for certain senior executives). The shares underlying the RSUs that were granted to effect the 25% discount generally vest in equal installments on the second and third anniversaries following the grant date and were not transferable before the third anniversary of the grant date (transfer restrictions on vested awards were waived in December 2008 except for certain senior executives). Compensation expense related to these RSUs is recognized over the vesting period. The total value of RSUs granted for 2007 in order to effect the 25% discount was $66 million.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units

The firm issues RSUs to employees under the SIP, primarily in connection with year-end compensation and acquisitions. RSUs are valued based on the closing price of the underlying shares on the date of grant after taking into account a liquidity discount for any applicable post-vesting transfer restrictions. Year-end RSUs generally vest and deliver as outlined in the applicable RSU agreements. All employee RSU agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. Of the total RSUs outstanding as of December 2009, November 2008 and December 2008 (i) 16.7 million units, 12.0 million units and 32.0 million units, respectively, required future service as a condition to the delivery of the underlying shares of common stock and (ii) 28.1 million units, 43.9 million units and 44.4 million units, respectively, did not require future service. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements. The activity related to these RSUs is set forth below:

			Weighted Average Grant-Date
	Restricted Stock		Fair Value of Restricted
	Units Outstanding		Stock Units Outstanding
	Future	No Future	Future	No Future
	Service	Service	Service	Service
	Required	Required	Required	Required
Outstanding, November 2008	11,963,864	43,883,221	$203.19	$182.74
Granted (1)(2)	20,610,264	54,632	67.59	69.18
Forfeited	(56,129)	(42,703)	170.68	187.40
Vested (2)	(507,828)	507,828	168.42	168.42

Outstanding, December 2008	32,010,171	44,402,978	$116.49	$182.44

Granted (1)(2)	1,106,498	8,862	151.85	83.67
Forfeited	(1,553,816)	(38,307)	117.81	270.22
Delivered (3)	—	(31,215,605)	—	170.47
Vested (2)	(14,907,659)	14,907,659	113.37	113.37

Outstanding, December 2009	16,655,194	28,065,587	$121.50	$158.91

(1)	The weighted average grant-date fair value of RSUs granted during the years ended December 2009, November 2008 and November 2007 and one month ended December 2008 was $151.31, $154.31, $224.13 and $67.60, respectively. The fair value of the December 2008 grant includes a 14.3% liquidity discount to reflect post-vesting transfer restrictions of up to 4 years.

(2)	The aggregate fair value of awards that vested during the years ended December 2009, November 2008 and November 2007 and one month ended December 2008 was $2.18 billion, $1.03 billion, $5.63 billion and $41 million, respectively.

(3)	Includes RSUs that were cash settled.

In the first quarter of 2010, the firm granted to its employees 27.1 million year-end RSUs, of which 14.1 million RSUs require future service as a condition of delivery and 13.0 million RSUs do not require future service. These RSUs are subject to additional conditions as outlined in the RSU agreements. Generally, shares underlying RSUs, net of required withholding tax, vest and deliver over a three-year period but are subject to post-vesting transfer restrictions through January 2015. These grants are not included in the above table.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

Stock options granted to employees generally vest as outlined in the applicable stock option agreement. No options were granted in fiscal 2009. Year-end options granted in December 2008 will become exercisable in one-third installments in January 2010, January 2011 and January 2012. Shares received on exercise cannot be sold, transferred or otherwise disposed of until January 2014. Year-end 2008 options will expire on December 31, 2018. Year-end options granted in December 2007 will become exercisable in January 2011 and expire on November 24, 2017. Shares received on exercise of year-end 2007 options cannot be sold, transferred or otherwise disposed of until January 2013. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, death and extended absence. In general, all stock options expire on the tenth anniversary of the grant date, although they may be subject to earlier termination or cancellation under certain circumstances in accordance with the terms of the SIP and the applicable stock option agreement. The dilutive effect of the firm’s outstanding stock options is included in “Average common shares outstanding — Diluted” on the consolidated statements of earnings.

The activity related to these stock options is set forth below:

				Weighted
		Weighted	Aggregate	Average
	Options	Average	Intrinsic Value	Remaining
	Outstanding	Exercise Price	(in millions)	Life (years)
Outstanding, November 2008	33,639,132	$109.47
Granted	35,988,192	78.78
Exercised	(32,222)	53.00
Forfeited	(93,615)	78.92

Outstanding, December 2008	69,501,487	$93.65	$29	7.17

Exercised	(6,445,370)	79.77
Forfeited	(784,020)	78.85

Outstanding, December 2009	62,272,097	$95.27	$4,781	6.64

Exercisable, December 2009	21,164,084	$92.40	$1,618	2.50

The total intrinsic value of options exercised during the years ended December 2009, November 2008 and November 2007 and one month ended December 2008 was $484 million, $433 million, $1.32 billion and $1 million, respectively.

The options outstanding as of December 2009 are set forth below:

				Weighted
			Weighted	Average
		Options	Average	Remaining
Exercise Price		Outstanding	Exercise Price	Life (years)
$75.00 –	$89.99	44,123,046	$79.19	7.57
90.00 –	104.99	9,376,427	91.86	1.99
105.00 –	119.99	—	—	—
120.00 –	134.99	2,791,500	131.64	5.92
135.00 –	194.99	—	—	—
195.00 –	209.99	5,981,124	202.27	7.48

Outstanding, December 2009		62,272,097

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of options granted for the year ended 2007 and in the one month ended December 2008 was $51.04 and $14.08 per option, respectively. Fair value was estimated as of the grant date based on a Black-Scholes option-pricing model principally using the following weighted average assumptions:

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
Risk-free interest rate	N/A	N/A	4.0%	1.1%
Expected volatility	N/A	N/A	35.0	50.1
Annual dividend per share	N/A	N/A	$1.40	$1.40
Expected life	N/A	N/A	7.5 years	4.0 years

The common stock underlying the options granted for the year ended 2007 is subject to transfer restrictions through January 2013. The common stock underlying the options granted in the one month ended December 2008 is subject to transfer restrictions through January 2014. The value of the common stock underlying the options granted for the year ended 2007 and in the one month ended December 2008 reflects a liquidity discount of 24.0% and 26.7%, respectively, as a result of these transfer restrictions. The liquidity discount was based on the firm’s pre-determined written liquidity discount policies.

The following table sets forth share-based compensation and the related tax benefit:

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
		(in millions)
Share-based compensation	$2,030	$1,587	$4,549	$180
Excess tax benefit related to options exercised	166	144	469	—
Excess tax benefit/(provision) related to share-based compensation (1)	(793)	645	908	—

(1)	Represents the tax benefit/(provision), recognized in additional paid-in capital, on stock options exercised and the delivery of common stock underlying RSUs.

As of December 2009, there was $983 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.59 years.

Note 15.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $2.52 billion, $3.14 billion, $3.62 billion and $206 million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively. As of December 2009 and November 2008, the fees receivable from these funds were $1.04 billion and $861 million, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $13.84 billion and $14.45 billion as of December 2009 and November 2008, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 8 for the firm’s commitments related to these funds.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.	Income Taxes

The components of the net tax expense reflected in the consolidated statements of earnings are set forth below:

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
		(in millions)
Current taxes
U.S. federal	$4,039	$(278)	$2,934	$157
State and local	594	91	388	10
Non-U.S.	2,242	1,964	2,554	287

Total current tax expense	6,875	1,777	5,876	454

Deferred taxes
U.S. federal	(763)	(880)	118	(857)
State and local	(130)	(92)	100	(26)
Non-U.S.	462	(791)	(89)	(49)

Total deferred tax (benefit)/expense	(431)	(1,763)	129	(932)

Net tax expense	$6,444	$14	$6,005	$(478)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that will be in effect when such differences are expected to reverse.

Significant components of the firm’s deferred tax assets and liabilities are set forth below:

	As of
	December	November
	2009	2008
	(in millions)
Deferred tax assets
Compensation and benefits	$3,338	$3,732
Unrealized losses	1,754	375
ASC 740 asset	1,004	625
Non-U.S. operations	807	657
Foreign tax credits	277	334
Net operating losses	184	212
Occupancy related	159	137
Other, net	427	194

	7,950	6,266
Valuation allowance (1)	(74)	(93)

Total deferred tax assets (2)	$7,876	$6,173

Total deferred tax liabilities (2)(3)	$1,611	$1,558

(1)	Relates primarily to the ability to utilize losses in various tax jurisdictions.

(2)	Before netting within tax jurisdictions.

(3)	Relates to depreciation and amortization.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The firm permanently reinvests eligible earnings of certain foreign subsidiaries and, accordingly, does not accrue any U.S. income taxes that would arise if such earnings were repatriated. As of December 2009 and November 2008, this policy resulted in an unrecognized net deferred tax liability of $2.34 billion and $1.08 billion, respectively, attributable to reinvested earnings of $16.21 billion and $11.60 billion, respectively.

During both 2009 and 2008, the valuation allowance was decreased by $19 million, primarily due to the utilization of losses previously considered more likely than not to expire unused.

The firm had federal net operating loss carryforwards, primarily resulting from acquisitions, of $266 million and $172 million as of December 2009 and November 2008, respectively. The firm recorded a related net deferred income tax asset of $91 million and $56 million as of December 2009 and November 2008, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2016.

The firm had state and local net operating loss carryforwards, primarily resulting from acquisitions, of $1.78 billion and $2.59 billion as of December 2009 and November 2008, respectively. The firm recorded a related net deferred income tax asset of $47 million and $97 million as of December 2009 and November 2008, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2012.

The firm had foreign net operating loss carryforwards of $24 million and $5 million as of December 2009 and November 2008, respectively. No net deferred tax asset was recorded for these losses as it is more likely than not that the asset will not be realized. These carryforwards are subject to limitation on utilization and can be carried forward indefinitely.

The firm recorded valuation allowances on net operating losses of $46 million and $60 million as of December 2009 and November 2008, respectively.

The firm had foreign tax credit carryforwards of $277 million and $334 million as of December 2009 and November 2008, respectively. These carryforwards are subject to limitation on utilization and will begin to expire in 2019.

The firm had capital loss carryforwards of $99 million and $50 million as of December 2009 and November 2008, respectively. The firm recorded a related net deferred income tax asset of $35 million and $17 million as of December 2009 and November 2008, respectively. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2010.

The firm adopted amended principles related to accounting for uncertainty in income taxes as of December 1, 2007 and recorded a transition adjustment resulting in a reduction of $201 million to beginning retained earnings.

The following table sets forth the changes in the firm’s unrecognized tax benefits (in millions):

	2009	2008
Balance, beginning of year	$1,548 (1)	$1,042
Increases based on tax positions related to the current year	143	172
Increases based on tax positions related to prior years	379	264
Decreases related to tax positions of prior years	(19)	(67)
Decreases related to settlements	(91)	(38)
Exchange rate fluctuations	(35)	—

Balance, end of year	$1,925	$1,373

(1)	Includes $175 million recorded in the one month ended December 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 2009 and November 2008, the firm’s liability for unrecognized tax benefits reported in “Other liabilities and accrued expenses” in the consolidated statements of financial condition was $1.93 billion and $1.37 billion, respectively. As of December 2009 and November 2008, the firm reported a related deferred tax asset of $1.00 billion and $625 million, respectively, in “Other assets” in the consolidated statements of financial condition. If recognized, the net tax benefit of $921 million and $748 million, would reduce the firm’s effective income tax rate as of December 2009 and November 2008, respectively. As of December 2009 and November 2008, the firm’s accrued liability for interest expense related to income tax matters and income tax penalties was $194 million and $111 million, respectively. The firm reports interest expense related to income tax matters in “Provision for taxes” in the consolidated statements of earnings and income tax penalties in “Other expenses” in the consolidated statements of earnings. The firm recognized $62 million, $37 million and $3 million of interest and income tax penalties for the years ended December 2009 and November 2008 and one month ended December 2008, respectively. It is reasonably possible that unrecognized tax benefits could change significantly during the twelve months subsequent to December 2009. At this time, it is not possible to estimate the change or its impact on the firm’s effective tax rate over the next twelve months.

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction.

Below is a table of the earliest tax years that remain subject to examination by major jurisdiction:

	As of
Jurisdiction	December 2009
U.S. Federal	2005	(1)
New York State and City	2004	(2)
United Kingdom	2005
Japan	2005
Hong Kong	2003
Korea	2003

(1)	IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed but the liabilities for those years are not yet final.

(2)	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the firm’s effective income tax rate is set forth below:

	Year Ended				One Month Ended
	December	November	November		December
	2009	2008	2007		2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%		35.0%
Increase related to state and local taxes, net of U.S. income tax effects	1.5	—	1.8		0.8
Tax credits	(0.3)	(4.3)	(0.5)		0.8
Foreign operations	(3.5)	(29.8)	(1.6)		4.3
Tax-exempt income, including dividends	(0.4)	(5.9)	(0.4)		1.0
Other	0.2	5.6 (1)	(0.2	) (2)	(3.9)

Effective income tax rate	32.5%	0.6%	34.1%		38.0%

(1)	Primarily includes the effect of the liability increase as a result of adopting amended principles related to accounting for uncertainty in income taxes.

(2)	Primarily includes the effect of audit settlements.

Tax benefits/(provision) of approximately $(793) million, $645 million, $908 million and $0 for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively, related to the delivery of common stock underlying RSUs and the exercise of options, were recorded in “Additional paid-in capital” in the consolidated statements of financial condition and changes in shareholders’ equity.

Note 17.	Regulation and Capital Adequacy

The Federal Reserve Board is the primary U.S. regulator of Group Inc., a bank holding company that in August 2009 also became a financial holding company under the U.S. Gramm-Leach-Bliley Act of 1999. As a bank holding company, the firm is subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. The firm’s bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements. Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action (PCA) that is applicable to GS Bank USA, the firm and its bank depository institution subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. The firm and its bank depository institution subsidiaries’ capital amounts, as well as GS Bank USA’s PCA classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Many of the firm’s subsidiaries, including GS&Co. and the firm’s other broker-dealer subsidiaries, are subject to separate regulation and capital requirements as described below.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth information regarding Group Inc.’s capital ratios as of December 2009 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). These ratios are used by the Federal Reserve Board and other U.S. federal banking agencies in the supervisory review process, including the assessment of the firm’s capital adequacy. The calculation of these ratios includes certain market risk measures that are under review by the Federal Reserve Board. The calculation of these ratios has not been reviewed with the Federal Reserve Board and, accordingly, these ratios may be revised in subsequent filings.

As of
December 2009
($ in millions)
Tier 1 capital	$64,642
Tier 2 capital	13,828
Total capital	78,470
Risk-weighted assets	431,890
Tier 1 capital ratio	15.0%
Total capital ratio	18.2%
Tier 1 leverage ratio	7.6%

Risk-Weighted Assets (RWAs) under the Federal Reserve Board’s risk-based capital guidelines are calculated based on the amount of market risk and credit risk. RWAs for market risk include certain measures that are under review by the Federal Reserve Board. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm, or other entity (or if collateral is held, depending on the nature of the collateral).

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

The firm is currently working to implement the requirements set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards issued by the Basel Committee on Banking Supervision (Basel II) as applicable to it as a bank holding company. U.S. banking regulators have incorporated the Basel II framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., transition to Basel II over several years.

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

The following table sets forth information regarding GS Bank USA’s capital ratios under Basel I as implemented by the Federal Reserve Board, as of December 2009.

As of
December 2009
Tier 1 capital ratio	14.9%
Total capital ratio	19.3%
Tier 1 leverage ratio	15.4%

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

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $27.43 billion and $94 million as of December 2009 and November 2008, respectively, which exceeded required reserve amounts by $25.86 billion and $6 million as of December 2009 and November 2008, respectively. GS Bank Europe, a wholly owned credit institution, is regulated by the Irish Financial Services Regulatory Authority and is subject to minimum capital requirements. As of December 2009 and November 2008, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of December 2009, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $13.65 billion, which exceeded the amount required by $11.81 billion. As of December 2009, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.97 billion, which exceeded the amount required by $1.86 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of December 2009 and November 2008, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are part of the Lloyd’s market (which is regulated by the U.K.’s Financial Services Authority (FSA)) and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of December 2009 and November 2008.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of December 2009 and November 2008, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of December 2009 and November 2008, these subsidiaries were in compliance with their local capital adequacy requirements.

The regulatory requirements referred to above restrict Group Inc.’s ability to withdraw capital from its regulated subsidiaries. As of December 2009 and November 2008, approximately $23.49 billion and $26.92 billion, respectively, of net assets of regulated subsidiaries were restricted as to the payment of dividends to Group Inc. In addition to limitations on the payment of dividends imposed by federal and state laws, the Federal Reserve Board, the FDIC and the NYSBD have authority to prohibit or to limit the payment of dividends by the banking organizations they supervise (including GS Bank USA) if, in the relevant regulator’s opinion, payment of a dividend would constitute an unsafe or unsound practice in the light of the financial condition of the banking organization.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Year Ended			One Month Ended
		December	November	November	December
		2009	2008	2007	2008
		(in millions)

Investment	Net revenues	$4,797	$5,185	$7,555	$135
Banking	Operating expenses	3,527	3,143	4,985	169

	Pre-tax earnings/(loss)	$1,270	$2,042	$2,570	$(34)

	Segment assets	$1,482	$1,948	$5,526	$1,491

Trading and	Net revenues	$34,373	$9,063	$31,226	$(507)
Principal	Operating expenses	17,053	11,808	17,998	875

Investments	Pre-tax earnings/(loss)	$17,320	$(2,745)	$13,228	$(1,382)

	Segment assets	$662,754	$645,267	$744,647	$871,323

Asset Management	Net revenues	$6,003	$7,974	$7,206	$555
and Securities	Operating expenses	4,660	4,939	5,363	329

Services	Pre-tax earnings	$1,343	$3,035	$1,843	$226

	Segment assets	$184,706	$237,332	$369,623	$239,411

Total	Net revenues (1)(2)	$45,173	$22,222	$45,987	$183
	Operating expenses (3)	25,344	19,886	28,383	1,441

	Pre-tax earnings/(loss) (4)	$19,829	$2,336	$17,604	$(1,258)

	Total assets	$848,942	$884,547	$1,119,796	$1,112,225

(1)	Net revenues include net interest income as set forth in the table below:

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
	(in millions)

Investment Banking	$—	$6	$—	$—
Trading and Principal Investments	5,494	968	1,512	457
Asset Management and Securities Services	1,913	3,302	2,475	228

Total net interest	$7,407	$4,276	$3,987	$685

(2)	Net revenues include non-interest revenues as set forth in the table below:

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
	(in millions)

Investment banking fees	$4,797	$5,179	$7,555	$135
Equities commissions	3,840	4,998	4,579	251
Asset management and other fees	4,090	4,672	4,731	327
Trading and principal investments revenues	25,039	3,097	25,135	(1,215)

Total non-interest revenues	$37,766	$17,946	$42,000	$(502)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trading and principal investments revenues include $36 million, $(61) million, $6 million and $(2) million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively, of realized gains/(losses) on securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale.

(3)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $104 million, $(4) million, $37 million and $68 million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively, that have not been allocated to the firm’s segments.

(4)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
	(in millions)

Investment Banking	$159	$187	$137	$14
Trading and Principal Investments	1,510	1,161	845	101
Asset Management and Securities Services	274	277	185	28

Total depreciation and amortization	$1,943	$1,625	$1,167	$143

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the total net revenues, pre-tax earnings and net earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues, pre-tax earnings and net earnings for each geographic region:

	Year Ended						One Month Ended
	December		November		November		December
	2009		2008		2007		2008
	($ in millions)
Net revenues
Americas (1)	$25,313	56%	$15,485	70%	$23,412	51%	$197	N.M.
EMEA (2)	11,595	26	5,910	26	13,538	29	(440)	N.M.
Asia	8,265	18	827	4	9,037	20	426	N.M.

Total net revenues	$45,173	100%	$22,222	100%	$45,987	100%	$183	100%

Pre-tax earnings/(loss)
Americas (1)	$10,690	54%	$4,879	N.M.	$7,673	43%	$(555)	N.M.
EMEA (2)	5,411	27	169	N.M.	5,458	31	(806)	N.M.
Asia	3,832	19	(2,716)	N.M.	4,510	26	171	N.M.
Corporate (3)	(104)	N.M.	4	N.M.	(37)	N.M.	(68)	N.M.

Total pre-tax earnings/(loss)	$19,829	100%	$2,336	100%	$17,604	100%	$(1,258)	100%

Net earnings/(loss)
Americas (1)	$6,639	49%	$3,371	N.M.	$4,981	43%	$(366)	N.M.
EMEA (2)	4,129	31	694	N.M.	3,735	32	(498)	N.M.
Asia	2,686	20	(1,746)	N.M.	2,907	25	130	N.M.
Corporate (3)	(69)	N.M.	3	N.M.	(24)	N.M.	(46)	N.M.

Total net earnings/(loss)	$13,385	100%	$2,322	100%	$11,599	100%	$(780)	100%

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Consists of net provisions for a number of litigation and regulatory proceedings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19.	Interest Income and Interest Expense

The following table sets forth the details of the firm’s interest income and interest expense:

	Year Ended			One Month Ended
	December	November	November	December
	2009	2008	2007	2008
	(in millions)
Interest income (1)
Deposits with banks	$65	$188	$119	$2
Securities borrowed, securities purchased under agreements to resell and federal funds sold	951	11,746	18,013	301
Trading assets, at fair value	11,106	13,150	13,120	1,172
Other interest (2)	1,785	10,549	14,716	212

Total interest income	$13,907	$35,633	$45,968	$1,687

Interest expense
Deposits	$415	$756	$677	$51
Securities loaned and securities sold under agreements to repurchase, at fair value	1,317	7,414	12,612	229
Trading liabilities, at fair value	1,854	2,789	3,866	174
Short-term borrowings (3)	623	1,864	3,398	107
Long-term borrowings (4)	2,585	6,975	6,830	297
Other interest (5)	(294)	11,559	14,598	144

Total interest expense	$6,500	$31,357	$41,981	$1,002

Net interest income	$7,407	$4,276	$3,987	$685

(1)	Interest income is recorded on an accrual basis based on contractual interest rates.

(2)	Primarily includes interest income on customer debit balances and other interest-earning assets.

(3)	Includes interest on unsecured short-term borrowings and short-term other secured financings.

(4)	Includes interest on unsecured long-term borrowings and long-term other secured financings.

(5)	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20.	Parent Company

Group Inc. — Condensed Statements of Earnings

				One
				Month
	Year Ended			Ended
	December	November	November	December
(in millions)	2009	2008	2007	2008

Revenues
Dividends from bank subsidiary	$—	$2,922	$18	$5
Dividends from nonbank subsidiaries	8,793	3,716	4,273	130
Undistributed earnings/(loss) of subsidiaries	5,884	(3,971)	6,708	(1,115)
Other revenues	(1,018)	(2,886)	2,062	(1,004)
Interest income	4,565	7,167	9,049	462

Total revenues	18,224	6,948	22,110	(1,522)
Interest expense	3,112	8,229	8,914	448

Revenues, net of interest expense	15,112	(1,281)	13,196	(1,970)

Operating expenses
Compensation and benefits	637	122	780	(94)
Other expenses	1,034	471	281	32

Total operating expenses	1,671	593	1,061	(62)

Pre-tax earnings/(loss)	13,441	(1,874)	12,135	(1,908)
Provision/(benefit) for taxes	56	(4,196)	536	(1,128)

Net earnings/(loss)	13,385	2,322	11,599	(780)
Preferred stock dividends	1,193	281	192	248

Net earnings/(loss) applicable to common shareholders	$12,192	$2,041	$11,407	$(1,028)

Group Inc. — Condensed Statements of Financial Condition

	As of
	December	November
(in millions)	2009	2008

Assets
Cash and cash equivalents	$1,140	$1,035
Loans to and receivables from subsidiaries
Bank subsidiary	5,564	19,247
Nonbank subsidiaries	177,952	157,086
Investments in subsidiaries and associates
Bank subsidiary	17,318	13,322
Nonbank subsidiaries and associates	48,421	38,375
Trading assets, at fair value	23,977	40,171
Other assets	11,254	10,414

Total assets	$285,626	$279,650

Liabilities and shareholders’ equity
Unsecured short-term borrowings (1)
With third parties	$24,604	$37,941
With subsidiaries	4,208	7,462
Payables to subsidiaries	509	754
Trading liabilities, at fair value	1,907	3,530
Other liabilities	6,682	5,247
Unsecured long-term borrowings (2)
With third parties	175,300	158,472
With subsidiaries (3)	1,702	1,875

Total liabilities	214,912	215,281

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock	6,957	16,471
Common stock	8	7
Restricted stock units and employee stock options	6,245	9,284
Additional paid-in capital	39,770	31,071
Retained earnings	50,252	39,913
Accumulated other comprehensive loss	(362)	(202)
Common stock held in treasury, at cost	(32,156)	(32,175)

Total shareholders’ equity	70,714	64,369

Total liabilities and shareholders’ equity	$285,626	$279,650

Group Inc. — Condensed Statements of Cash Flows

				One
				Month
	Year Ended			Ended
	December	November	November	December
(in millions)	2009	2008	2007	2008

Cash flows from operating activities
Net earnings/(loss)	$13,385	$2,322	$11,599	$(780)
Non-cash items included in net earnings
Undistributed (earnings)/loss of subsidiaries	(5,884)	3,971	(6,708)	1,115
Depreciation and amortization (4)	39	36	35	3
Deferred income taxes	(3,347)	(2,178)	877	(847)
Share-based compensation	100	40	459	—
Changes in operating assets and liabilities
Trading assets, at fair value	24,382	(4,661)	(17,795)	(8,188)
Trading liabilities, at fair value	(1,032)	1,559	86	(557)
Other, net (4)	10,081	(12,162)	12,111	4,091

Net cash provided by/(used for) operating activities	37,724	(11,073)	664	(5,163)

Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(5)	(49)	(29)	—
Proceeds from sales of property, leasehold improvements and equipment	—	—	11	—
Issuance of short-term loans to subsidiaries, net of repayments	(6,335)	3,701	(22,668)	1,923
Issuance of term loans to subsidiaries	(13,823)	(14,242)	(48,299)	(1,687)
Repayments of term loans by subsidiaries	9,601	24,925	41,143	714
Capital contributions to subsidiaries, net	(2,781)	(22,245)	(4,517)	(6,179)

Net cash used for investing activities	(13,343)	(7,910)	(34,359)	(5,229)

Cash flows from financing activities
Unsecured short-term borrowings, net	(13,266)	(10,564)	3,255	4,616
Secured short-term financings, net	—	—	(380)	—
Proceeds from issuance of long-term borrowings	22,814	35,645	53,041	9,171
Repayment of long-term borrowings, including the current portion	(27,374)	(23,959)	(13,984)	(3,358)
Common stock repurchased	(2)	(2,034)	(8,956)	(1)
Preferred stock repurchased	(9,574)	—	—	—
Repurchase of common stock warrants	(1,100)	—	—	—
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(2,205)	(850)	(831)	—
Proceeds from issuance of common stock, including stock option exercises	6,260	6,105	791	2
Proceeds from issuance of preferred stock, net of issuance costs	—	13,366	—	—
Proceeds from issuance of common stock warrants	—	1,633	—	—
Excess tax benefit related to share-based compensation	135	614	817	—
Cash settlement of share-based compensation	(2)	—	(1)	—

Net cash provided by/(used for) financing activities	(24,314)	19,956	33,752	10,430

Net increase in cash and cash equivalents	67	973	57	38
Cash and cash equivalents, beginning of year	1,073	62	5	1,035

Cash and cash equivalents, end of year	$1,140	$1,035	$62	$1,073

SUPPLEMENTAL DISCLOSURES:

Cash payments for third-party interest, net of capitalized interest, were $2.77 billion, $7.18 billion, $7.78 billion and $248 million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively.

Cash payments for income taxes, net of refunds, were $2.77 billion, $991 million, $3.27 billion and $1 million for the years ended December 2009, November 2008 and November 2007 and one month ended December 2008, respectively.

(1) Includes $6.57 billion and $11.67 billion at fair value as of December 2009 and November 2008, respectively.
(2) Includes $13.67 billion and $10.90 billion at fair value as of December 2009 and November 2008, respectively.
(3) Unsecured long-term borrowings with subsidiaries by maturity date are $1.05 billion in 2011, $98 million in 2012, $179 million in 2013, $64 million in 2014 and $309 million in 2015-thereafter.
(4) Prior periods have been reclassified to conform to the current presentation.

SUPPLEMENTAL FINANCIAL INFORMATION

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for the fiscal years ended December 2009 and November 2008. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	Three Months Ended (1)
	March	June	September	December
	2009	2009	2009	2009
	(in millions, except per share data)
Total non-interest revenues	$7,518	$11,719	$10,682	$7,847
Interest income	4,362	3,470	3,000	3,075
Interest expense	2,455	1,428	1,310	1,307

Net interest income	1,907	2,042	1,690	1,768

Net revenues, including net interest income	9,425	13,761	12,372	9,615
Operating expenses (2)	6,796	8,732	7,578	2,238

Pre-tax earnings	2,629	5,029	4,794	7,377
Provision for taxes	815	1,594	1,606	2,429

Net earnings	1,814	3,435	3,188	4,948
Preferred stock dividends	155	717	160	161

Net earnings applicable to common shareholders	$1,659	$2,718	$3,028	$4,787

Earnings per common share
Basic	$3.48	$5.27	$5.74	$9.01
Diluted	3.39	4.93	5.25	8.20
Dividends declared per common share	—	0.35	0.35	0.35

	Three Months Ended (1)
	February	May	August	November
	2008	2008	2008	2008
	(in millions, except per share data)
Total non-interest revenues	$7,384	$8,145	$4,908	$(2,491)
Interest income	11,245	9,498	8,717	6,173
Interest expense	10,294	8,221	7,582	5,260

Net interest income	951	1,277	1,135	913

Net revenues, including net interest income	8,335	9,422	6,043	(1,578)
Operating expenses (2)	6,192	6,590	5,083	2,021

Pre-tax earnings/(loss)	2,143	2,832	960	(3,599)
Provision/(benefit) for taxes	632	745	115	(1,478)

Net earnings/(loss)	1,511	2,087	845	(2,121)
Preferred stock dividends	44	36	35	166

Net earnings/(loss) applicable to common shareholders	$1,467	$2,051	$810	$(2,287)

Earnings/(loss) per common share
Basic	$3.39	$4.80	$1.89	$(4.97)
Diluted	3.23	4.58	1.81	(4.97)
Dividends declared per common share	0.35	0.35	0.35	0.35

(1)	Financial information for the three months ended March 2008, June 2008, September 2008 and December 2008 has not been included for the following reasons: (i) the three months ended February 2008, May 2008, August 2008 and November 2008 (collectively, the 2008 quarters) provide a meaningful comparison for the three months ended March 2009, June 2009, September 2009 and December 2009 (collectively, the 2009 quarters), respectively; (ii) there are no seasonal or other factors that would impact the comparability of the results for the 2009 quarters with the results for the 2008 quarters; and (iii) it was not practicable or cost justified to prepare this information.

(2)	The timing and magnitude of changes in the firm’s discretionary compensation accruals can have a significant effect on results in a given quarter.

SUPPLEMENTAL FINANCIAL INFORMATION

Common Stock Price Range

The following table sets forth, for the quarters indicated, the high and low sales prices per share of the firm’s common stock:

	Year Ended
	December		November		November
	2009		2008		2007
	High	Low	High	Low	High	Low
First quarter	$115.65	$59.13	$229.35	$169.00	$222.75	$191.50
Second quarter	151.17	100.46	203.39	140.27	232.41	189.85
Third quarter	188.00	135.23	190.04	152.25	233.97	157.38
Fourth quarter	193.60	160.20	172.45	47.41	250.70	175.00

As of February 12, 2010, there were 11,720 holders of record of the firm’s common stock.

On February 12, 2010, the last reported sales price for the firm’s common stock on the New York Stock Exchange was $153.93 per share.

SUPPLEMENTAL FINANCIAL INFORMATION

Selected Financial Data

	As of or for the
	Year Ended					One Month Ended
	December	November	November	November	November	December
	2009	2008	2007	2006	2005	2008
Income statement data (in millions)
Total non-interest revenues	$37,766	$17,946	$42,000	$34,167	$22,141	$(502)
Interest income	13,907	35,633	45,968	35,186	21,250	1,687
Interest expense	6,500	31,357	41,981	31,688	18,153	1,002

Net interest income	7,407	4,276	3,987	3,498	3,097	685

Net revenues, including net interest income	45,173	22,222	45,987	37,665	25,238	183
Compensation and benefits	16,193	10,934	20,190	16,457	11,758	744
Other operating expenses	9,151	8,952	8,193	6,648	5,207	697

Pre-tax earnings/(loss)	$19,829	$2,336	$17,604	$14,560	$8,273	$(1,258)

Balance sheet data (in millions)
Total assets	$848,942	$884,547	$1,119,796	$838,201	$706,804	$1,112,225
Other secured financings (long-term)	11,203	17,458	33,300	26,134	15,669	18,413
Unsecured long-term borrowings	185,085	168,220	164,174	122,842	84,338	185,564
Total liabilities	778,228	820,178	1,076,996	802,415	678,802	1,049,171
Total shareholders’ equity	70,714	64,369	42,800	35,786	28,002	63,054

Common share data (in millions, except per share amounts)
Earnings/(loss) per common share
Basic	$23.74	$4.67	$26.34	$20.93	$11.73	$(2.15)
Diluted	22.13	4.47	24.73	19.69	11.21	(2.15)
Dividends declared per common share	1.05	1.40	1.40	1.30	1.00	0.47 (5)
Book value per common share (1)	117.48	98.68	90.43	72.62	57.02	95.84
Average common shares outstanding
Basic	512.3	437.0	433.0	449.0	478.1	485.5
Diluted	550.9	456.2	461.2	477.4	500.2	485.5

Selected data (unaudited)
Total staff
Americas	18,900	19,700	20,100	18,100	16,900	19,200
Non-Americas	13,600	14,800	15,400	12,800	10,600	14,100

Total staff (2)	32,500	34,500	35,500	30,900	27,500	33,300
Total staff, including consolidated entities held for investment purposes	36,200	39,200	40,000	34,700	34,900	38,000

Assets under management (in billions) (3)
Asset class
Alternative investments (4)	$146	$146	$151	$145	$110	$145
Equity	146	112	255	215	167	114
Fixed income	315	248	256	198	154	253

Total non-money market assets	607	506	662	558	431	512
Money markets	264	273	206	118	101	286

Total assets under management	$871	$779	$868	$676	$532	$798

(1)	Book value per common share is based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 542.7 million, 485.4 million, 439.0 million, 450.1 million, 460.4 million and 485.9 million as of December 2009, November 2008, November 2007, November 2006, November 2005 and December 2008, respectively.

(2)	Includes employees, consultants and temporary staff.

(3)	Substantially all assets under management are valued as of calendar month-end.

(4)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

(5)	Rounded to the nearest penny. Exact dividend amount was $0.4666666 per common share and was reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

SUPPLEMENTAL FINANCIAL INFORMATION

Statistical Disclosures

Distribution of Assets, Liabilities and Shareholders’ Equity

The following table sets forth a summary of consolidated average balances and interest rates for the years ended December 2009, November 2008 and November 2007:

	For the Year Ended
	December 2009			November 2008			November 2007
	Average		Average	Average		Average	Average		Average
	balance	Interest	rate	balance	Interest	rate	balance	Interest	rate
	(in millions, except rates)
Assets
Deposits with banks	$22,108	$65	0.29%	$5,887	$188	3.19%	$3,516	$119	3.38%
U.S.	18,134	45	0.25	1,541	41	2.66	741	23	3.10
Non-U.S.	3,974	20	0.50	4,346	147	3.38	2,775	96	3.46
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	355,636	951	0.27	421,157	11,746	2.79	348,691	18,013	5.17
U.S.	255,785	14	0.01	331,043	8,791	2.66	279,456	15,449	5.53
Non-U.S.	99,851	937	0.94	90,114	2,955	3.28	69,235	2,564	3.70
Trading assets (1)(2)	277,706	11,106	4.00	328,208	13,150	4.01	336,412	13,120	3.90
U.S.	198,849	8,429	4.24	186,498	7,700	4.13	190,589	8,167	4.29
Non-U.S.	78,857	2,677	3.39	141,710	5,450	3.85	145,823	4,953	3.40
Other interest-earning assets (3)	127,067	1,785	1.40	221,040	10,549	4.77	203,048	14,716	7.25
U.S.	83,000	1,052	1.27	131,778	4,438	3.37	97,830	6,480	6.62
Non-U.S.	44,067	733	1.66	89,262	6,111	6.85	105,218	8,236	7.83

Total interest-earning assets	782,517	13,907	1.78	976,292	35,633	3.65	891,667	45,968	5.16
Cash and due from banks	5,066			7,975			3,926
Other noninterest-earning assets (2)	124,554			154,727			102,312

Total Assets	$912,137			$1,138,994			$997,905

Liabilities
Interest-bearing deposits	$41,076	415	1.01	$26,455	756	2.86	$13,227	677	5.12
U.S.	35,043	371	1.06	21,598	617	2.86	13,128	674	5.13
Non-U.S.	6,033	44	0.73	4,857	139	2.86	99	3	3.03
Securities loaned and securities sold under agreements to repurchase, at fair value	156,794	1,317	0.84	194,935	7,414	3.80	214,511	12,612	5.88
U.S.	111,718	392	0.35	107,361	3,663	3.41	95,391	7,697	8.07
Non-U.S.	45,076	925	2.05	87,574	3,751	4.28	119,120	4,915	4.13
Trading liabilities (1)(2)	72,866	1,854	2.54	95,377	2,789	2.92	109,736	3,866	3.52
U.S.	39,647	586	1.48	49,152	1,202	2.45	61,510	2,334	3.79
Non-U.S.	33,219	1,268	3.82	46,225	1,587	3.43	48,226	1,532	3.18
Commercial paper	1,002	5	0.50	4,097	145	3.54	5,605	269	4.80
U.S.	284	3	1.06	3,147	121	3.84	4,871	242	4.97
Non-U.S.	718	2	0.28	950	24	2.53	734	27	3.68
Other borrowings (4)(5)	58,129	618	1.06	99,351	1,719	1.73	89,924	3,129	3.48
U.S.	36,164	525	1.45	52,126	1,046	2.01	44,789	1,779	3.97
Non-U.S.	21,965	93	0.42	47,225	673	1.43	45,135	1,350	2.99
Long-term borrowings (5)(6)	203,280	2,585	1.27	203,360	6,975	3.43	167,997	6,830	4.07
U.S.	192,054	2,313	1.20	181,775	6,271	3.45	158,694	6,416	4.04
Non-U.S.	11,226	272	2.42	21,585	704	3.26	9,303	414	4.45
Other interest-bearing liabilities (7)	207,148	(294)	(0.14)	345,956	11,559	3.34	248,640	14,598	5.87
U.S.	147,206	(723)	(0.49)	214,780	6,275	2.92	142,002	10,567	7.44
Non-U.S.	59,942	429	0.72	131,176	5,284	4.03	106,638	4,031	3.78

Total interest-bearing liabilities	740,295	6,500	0.88	969,531	31,357	3.23	849,640	41,981	4.94
Noninterest-bearing deposits	115			4			—
Other noninterest-bearing liabilities (2)	106,200			122,292			110,306

Total liabilities	846,610			1,091,827			959,946
Shareholders’ equity
Preferred stock	11,363			5,157			3,100
Common stock	54,164			42,010			34,859

Total shareholders’ equity	65,527			47,167			37,959
Total liabilities, preferred stock and shareholders’ equity	$912,137			$1,138,994			$997,905

Interest rate spread			0.90%			0.42%			0.22%
Net interest income and net yield on interest-earning assets		$7,407	0.95		$4,276	0.44		$3,987	0.45
U.S.		6,073	1.09		1,775	0.27		410	0.07
Non-U.S.		1,334	0.59		2,501	0.77		3,577	1.11
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			28.98%			33.33%			36.23%
Liabilities			24.07			35.03			38.75

SUPPLEMENTAL FINANCIAL INFORMATION

(1)	Consists of cash trading instruments, including equity securities and convertible debentures.

(2)	Derivative instruments are included in other noninterest-earning assets and other noninterest-bearing liabilities.

(3)	Primarily consists of cash and securities segregated for regulatory and other purposes and receivables from customers and counterparties.

(4)	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

(5)	Interest rates include the effects of interest rate swaps accounted for as hedges.

(6)	Consists of long-term other secured financings and unsecured long-term borrowings.

(7)	Primarily consists of payables to customers and counterparties.

(8)	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

SUPPLEMENTAL FINANCIAL INFORMATION

Changes in Net Interest Income, Volume and Rate Analysis

The following table sets forth an analysis of the effect on net interest income of volume and rate changes for the periods 2009 versus 2008 and 2008 versus 2007. In this analysis, changes due to volume/rate variance have been allocated to volume.

	For the Year Ended
	December 2009 versus November 2008			November 2008 versus November 2007
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
			Net			Net
	Volume	Rate	change	Volume	Rate	change
	(in millions)
Interest-earning assets
Deposits with banks	$39	$(162)	$(123)	$74	$(5)	$69
U.S.	41	(37)	4	21	(3)	18
Non-U.S.	(2)	(125)	(127)	53	(2)	51
Securities borrowed, securities purchased under agreements to resell, at fair value and federal funds sold	87	(10,882)	(10,795)	2,055	(8,322)	(6,267)
U.S.	(4)	(8,773)	(8,777)	1,370	(8,028)	(6,658)
Non-U.S.	91	(2,109)	(2,018)	685	(294)	391
Trading assets	(1,610)	(434)	(2,044)	(327)	357	30
U.S.	524	205	729	(169)	(298)	(467)
Non-U.S.	(2,134)	(639)	(2,773)	(158)	655	497
Other interest-earning assets	(1,370)	(7,394)	(8,764)	51	(4,218)	(4,167)
U.S.	(618)	(2,768)	(3,386)	1,143	(3,185)	(2,042)
Non-U.S.	(752)	(4,626)	(5,378)	(1,092)	(1,033)	(2,125)

Change in interest income	(2,854)	(18,872)	(21,726)	1,853	(12,188)	(10,335)

Interest-bearing liabilities
Interest-bearing deposits	151	(492)	(341)	378	(299)	79
U.S.	142	(388)	(246)	242	(299)	(57)
Non-U.S.	9	(104)	(95)	136	—	136
Securities loaned and securities sold under agreements to repurchase, at fair value	(857)	(5,240)	(6,097)	(943)	(4,255)	(5,198)
U.S.	15	(3,286)	(3,271)	408	(4,442)	(4,034)
Non-U.S.	(872)	(1,954)	(2,826)	(1,351)	187	(1,164)
Trading liabilities	(636)	(299)	(935)	(371)	(706)	(1,077)
U.S.	(140)	(476)	(616)	(302)	(830)	(1,132)
Non-U.S.	(496)	177	(319)	(69)	124	55
Commercial paper	(31)	(109)	(140)	(61)	(63)	(124)
U.S.	(30)	(88)	(118)	(66)	(55)	(121)
Non-U.S.	(1)	(21)	(22)	5	(8)	(3)
Other borrowings	(339)	(762)	(1,101)	177	(1,587)	(1,410)
U.S.	(232)	(289)	(521)	147	(880)	(733)
Non-U.S.	(107)	(473)	(580)	30	(707)	(677)
Long-term debt	(128)	(4,262)	(4,390)	1,197	(1,052)	145
U.S.	123	(4,081)	(3,958)	796	(941)	(145)
Non-U.S.	(251)	(181)	(432)	401	(111)	290
Other interest-bearing liabilities	(178)	(11,675)	(11,853)	3,115	(6,154)	(3,039)
U.S.	332	(7,330)	(6,998)	2,127	(6,419)	(4,292)
Non-U.S.	(510)	(4,345)	(4,855)	988	265	1,253

Change in interest expense	(2,018)	(22,839)	(24,857)	3,492	(14,116)	(10,624)

Change in net interest income	$(836)	$3,967	$3,131	$(1,639)	$1,928	$289

SUPPLEMENTAL FINANCIAL INFORMATION

Available-for-sale Securities Portfolio

The following table sets forth the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale securities at December 2009 and November 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in millions)
Available-for-sale securities, December 2009
Commercial paper, certificates of deposit, time deposits and other money market instruments	$309	$—	$—	$309
U.S. government, federal agency and sovereign obligations	1,014	9	(40)	983
Mortgage and other asset-backed loans and securities	583	70	(15)	638
Corporate debt securities and other debt obligations	1,772	168	(6)	1,934

Total available-for-sale securities	$3,678	$247	$(61)	$3,864

Available-for-sale securities, November 2008
Commercial paper, certificates of deposit, time deposits and other money market instruments	$259	$—	$—	$259
U.S. government, federal agency and sovereign obligations	574	23	(3)	594
Mortgage and other asset-backed loans and securities	213	—	(49)	164
Corporate debt securities and other debt obligations	750	5	(90)	665

Total available-for-sale securities	$1,796	$28	$(142)	$1,682

SUPPLEMENTAL FINANCIAL INFORMATION

	As of December 2009
			Due After		Due After
			One Year		Five Years
			Through		Through		Due After
	Due in One Year or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
					($ in millions)
Fair value of available-for-sale securities
Commercial paper, certificates of deposit, time deposits and other money market instruments	$309	—%	$—	—%	$—	—%	$—	—%	$309	—%
U.S. government, federal agency and sovereign obligations	15	3	175	3	148	4	645	4	983	4
Mortgage and other asset-backed loans and securities	—	—	—	—	22	5	616	15	638	15
Corporate debt securities and other debt obligations	71	6	303	5	663	6	897	7	1,934	6

Total available-for-sale securities	$395		$478		$833		$2,158		$3,864

Amortized cost of available-for-sale securities	$394		$458		$772		$2,054		$3,678

	As of November 2008
			Due After		Due After
			One Year		Five Years
	Due in One Year		Through		Through		Due After
	or Less		Five Years		Ten Years		Ten Years		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
					($ in millions)
Fair value of available-for-sale securities
Commercial paper, certificates of deposit, time deposits and other money market instruments	$259	1%	$—	—%	$—	—%	$—	—%	$259	1%
U.S. government, federal agency and sovereign obligations	—	—	144	2	133	4	317	5	594	4
Mortgage and other asset-backed loans and securities	—	—	—	—	—	—	164	21	164	21
Corporate debt securities and other debt obligations	48	16	227	7	94	8	296	9	665	9

Total available-for-sale securities	$307		$371		$227		$777		$1,682

Amortized cost of available-for-sale securities	$310		$377		$229		$880		$1,796

(1)	Yields are calculated on a weighted average basis.

SUPPLEMENTAL FINANCIAL INFORMATION

Deposits

The following table sets forth a summary of the average balances and average interest rates for the firm’s interest-bearing deposits for the years ended December 2009, November 2008 and November 2007:

	Average Balances			Average Interest Rates
	December	November	November	December	November	November
	2009	2008	2007	2009	2008	2007
	($ in millions)
U.S.:
Savings (1)	$23,024	$20,214	$13,096	0.62%	2.82%	5.12%
Time	12,019	1,384	32	1.89	3.40	9.96

Total U.S. deposits	35,043	21,598	13,128	1.06	2.86	5.13
Non-U.S.:
Demand	5,402	4,842	99	0.61	2.83	3.03
Time	631	15	—	1.65	13.00	—

Total Non-U.S. deposits	6,033	4,857	99	0.73	2.86	3.03

Total deposits	$41,076	$26,455	$13,227	1.01%	2.86%	5.12%

(1)	Amounts are available for withdrawal upon short notice, generally within seven days.

Ratios

The following table sets forth selected financial ratios:

	Year Ended
	December	November	November
	2009	2008	2007
Net earnings to average assets	1.5%	0.2%	1.2%
Return on common shareholders’ equity (1)	22.5	4.9	32.7
Return on total shareholders’ equity (2)	20.4	4.9	30.6
Total average equity to average assets	7.2	4.1	3.8

(1)	Based on net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

(2)	Based on net earnings divided by average monthly total shareholders’ equity.

SUPPLEMENTAL FINANCIAL INFORMATION

Short-term and Other Borrowed Funds (1)

The following table sets forth a summary of the firm’s securities loaned and securities sold under agreements to repurchase and short-term borrowings as of or for the years ended December 2009, November 2008 and November 2007 as indicated below:

	Securities Loaned and
	Securities Sold Under
	Agreements to Repurchase			Commercial Paper			Other Funds Borrowed (2)(3)
	December	November	November	December	November	November	December	November	November
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	($ in millions)
Amounts outstanding at year-end	$143,567	$79,943	$187,802	$1,660	$1,125	$4,343	$48,787	$72,758	$99,624
Average outstanding during the year	156,794	194,935	214,511	1,002	4,097	5,605	58,129	99,351	89,924
Maximum month-end outstanding	169,083	256,596	270,991	3,060	12,718	8,846	77,712	109,927	105,845
Weighted average interest rate
During the year	0.84%	3.80%	5.88%	0.50%	3.54%	4.80%	1.06%	1.73%	3.48%
At year-end	0.26	3.27	5.15	0.37	2.79	4.81	0.76	2.06	3.11

(1)	Includes borrowings maturing within one year of the financial statement date and borrowings that are redeemable at the option of the holder within one year of the financial statement date.

(2)	Includes short-term secured financings of $12.93 billion as of December 2009, $21.23 billion as of November 2008 and $32.41 billion as of November 2007.

(3)	As of December 2009, November 2008 and November 2007, weighted average interest rates include the effects of hedging.

SUPPLEMENTAL FINANCIAL INFORMATION

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

The following tables set forth cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets as of December 2009 and November 2008 in accordance with the FFIEC guidelines:

	As of December 2009
	Banks	Governments	Other	Total
	(in millions)
Country
United Kingdom	$3,276	$4,843	$52,342	$60,461
Japan	18,251	107	6,624	24,982
France	8,844	4,648	5,863	19,355
Germany	8,610	6,050	3,594	18,254
China	9,105	108	4,196	13,409
Ireland	5,633	20	1,815	7,468

	As of November 2008
	Banks	Governments	Other	Total
	(in millions)
Country
United Kingdom	$5,104	$4,600	$51,898	$61,602
Cayman Islands	50	—	14,461	14,511
Germany	3,973	2,518	7,653	14,144
France	2,264	1,320	9,632	13,216
Japan	4,003	100	3,770	7,873

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our executive officers is included on pages 50 to 51 of this Annual Report on Form 10-K. Information relating to our directors, including our audit committee and audit committee financial experts and the procedures by which shareholders can recommend director nominees, and our executive officers will be in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders to be held on May 7, 2010, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009 (2010 Proxy Statement) and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics that applies to our senior financial officers, as defined in the Code, is included in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information relating to our executive officer and director compensation and the compensation committee of our board of directors will be in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of our management will be in the 2010 Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2009, the last day of fiscal 2009, regarding securities to be issued on exercise of outstanding stock options or pursuant to outstanding restricted stock units and performance-based awards, and securities remaining available for issuance under our equity compensation plans that were in effect during fiscal 2009.

Number of Securities
		Number of		Remaining Available
		Securities to be		for Future Issuance
		Issued Upon	Weighted-Average	Under Equity
		Exercise of	Exercise Price of	Compensation Plans
		Outstanding	Outstanding	(Excluding Securities
		Options, Warrants	Options, Warrants	Reflected in the
	Plan Category	and Rights	and Rights	Second Column)
Equity compensation plans approved by security holders	The Goldman Sachs Amended and Restated Stock Incentive Plan (1)	106,752,445 (2)	$95.25 (3)	140,552,906 (4)
Equity compensation plans not approved by security holders	None	—	—	—

Total		106,752,445 (2)		140,552,906 (4)

(1)	The Goldman Sachs Amended and Restated Stock Incentive Plan (SIP) was approved by the shareholders of Goldman Sachs at our 2003 Annual Meeting of Shareholders and is a successor plan to The Goldman Sachs 1999 Stock Incentive Plan (1999 Plan), which was approved by our shareholders immediately prior to our initial public offering in May 1999 and under which no additional awards have been granted since approval of the SIP.

(2)	Includes: (i) 62,363,847 shares of common stock that may be issued upon exercise of outstanding options; (ii) 44,278,092 shares that may be issued pursuant to outstanding restricted stock units, including 44,250,832 shares granted under the SIP and 27,260 shares granted under the 1999 Plan; and (iii) 110,506 shares that may be issued pursuant to outstanding performance-based units granted under the SIP. These awards are subject to vesting and other conditions to the extent set forth in the respective award agreements, and the underlying shares will be delivered net of any required tax withholding.

(3)	This weighted-average exercise price relates only to the options described in footnote (2). Shares underlying restricted stock units and performance-based units are deliverable without the payment of any consideration, and therefore these awards have not been taken into account in calculating the weighted-average exercise price.

(4)	Represents shares remaining to be issued under the SIP, excluding shares reflected in the second column. The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP through the end of our 2008 fiscal year could not exceed 250 million shares. The total number of shares of common stock that may be delivered pursuant to awards granted under the SIP in our 2009 fiscal year and each fiscal year thereafter cannot exceed 5% of the issued and outstanding shares of common stock, determined as of the last day of the immediately preceding fiscal year, increased by the number of shares available for awards in previous years but not covered by awards granted in such years. There are no shares remaining to be issued under the 1999 Plan other than those reflected in the second column.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independence will be in the 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services will be in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements

 The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

2.	Exhibits

2.1	Plan of Incorporation (incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-1 (No. 333-74449)).
3.1	Restated Certificate of Incorporation of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 25, 2009).
3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 25, 2009).
4.1	Indenture, dated as of May 19, 1999, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 6 to the Registrant’s registration statement on Form 8-A, filed June 29, 1999).
4.2	Subordinated Debt Indenture, dated as of February 20, 2004, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2003).
4.3	Warrant Indenture, dated as of February 14, 2006, between The Goldman Sachs Group, Inc. and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.34 to the Registrant’s Post-Effective Amendment No. 3 to Form S-3, filed on March 1, 2006).
4.4	Senior Debt Indenture, dated as of December 4, 2007, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.69 to the Registrant’s Post-Effective Amendment No. 10 to Form S-3, filed on December 4, 2007).
4.5	Form of floating rate senior debt security (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).
4.6	Form of fixed rate senior debt security (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).
4.7	Form of floating rate Medium-Term Note, Series D (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).

4.8	Form of fixed rate Medium-Term Note, Series D (TLGP) issued under the Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
4.9	Senior Debt Indenture, dated as of July 16, 2008, between The Goldman Sachs Group, Inc. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.82 to the Registrant’s Post-Effective Amendment No. 11 to Form S-3 (No. 333-130074), filed July 17, 2008).
4.10	Senior Debt Indenture, dated as of October 10, 2008, among GS Finance Corp., as issuer, The Goldman Sachs Group, Inc., as guarantor, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.70 to the Registrant’s registration statement on Form S-3 (No. 333-154173), filed October 10, 2008).
10.1	The Goldman Sachs Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).†
10.2	The Goldman Sachs Amended and Restated Restricted Partner Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 24, 2006).†
10.3	Form of Employment Agreement for pre-IPO Participating Managing Directors (incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.4	Form of Agreement Relating to Noncompetition and Other Covenants (incorporated by reference to Exhibit 10.20 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).†
10.5	Tax Indemnification Agreement, dated as of May 7, 1999, by and among The Goldman Sachs Group, Inc. and various parties (incorporated by reference to Exhibit 10.25 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.6	Amended and Restated Shareholders’ Agreement, effective as of January 22, 2010, among The Goldman Sachs Group, Inc. and various parties.
10.7	Instrument of Indemnification (incorporated by reference to Exhibit 10.27 to the Registrant’s registration statement on Form S-1 (No. 333-75213)).
10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 1999).
10.10	Form of Indemnification Agreement, dated as of July 5, 2000 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.11	Amendment No. 1, dated as of September 5, 2000, to the Tax Indemnification Agreement, dated as of May 7, 1999 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2000).
10.12	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Dr. Ruth J. Simmons (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†

10.13	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. John H. Bryan (incorporated by reference to Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.14	Letter, dated February 6, 2001, from The Goldman Sachs Group, Inc. to Mr. James A. Johnson (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2000).†
10.15	Letter, dated December 18, 2002, from The Goldman Sachs Group, Inc. to Mr. William W. George (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 29, 2002).†
10.16	Letter, dated June 20, 2003, from The Goldman Sachs Group, Inc. to Mr. Claes Dahlbäck (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 30, 2003).†
10.17	Letter, dated March 31, 2004, from The Goldman Sachs Group, Inc. to Ms. Lois D. Juliber (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended May 28, 2004).†
10.18	Letter, dated April 6, 2005, from The Goldman Sachs Group, Inc. to Mr. Stephen Friedman (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 8, 2005).†
10.19	Letter, dated May 12, 2009, from The Goldman Sachs Group, Inc. to Mr. James J. Schiro (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 26, 2009).†
10.20	Form of Amendment, dated November 27, 2004, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999 (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 26, 2004).†
10.21	Form of RSU Award Agreement for PMD Discount Stock Program (subject to transfer restrictions) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.22	Form of RSU Award Agreement for PMD Discount Stock Program (not subject to transfer restrictions) (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.23	Form of RSU Award Agreement for PMD Discount Stock Program (subject to transfer restrictions) (French alternative award) (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.24	Form of RSU Award Agreement for PMD Discount Stock Program (not subject to transfer restrictions) (French alternative award) (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.25	Form of RSU Award Agreement for PMD Discount Stock Program (U.K. employee benefit trusts) (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.26	Form of Year-End Restricted Stock Award (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.27	Form of Year-End Restricted Stock Award in Connection with Outstanding RSU Awards (incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.28	The Goldman Sachs Group, Inc. Non-Qualified Deferred Compensation Plan for U.S. Participating Managing Directors (terminated as of December 15, 2008) (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†

10.29	Form of Year-End Option Award Agreement (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).†
10.30	Form of Year-End RSU Award Agreement (not fully vested).†
10.31	Form of Year-End RSU Award Agreement (fully vested).†
10.32	Form of Year-End RSU Award Agreement (French alternative award).†
10.33	Amendments to 2005 and 2006 Year-End RSU and Option Award Agreements (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 30, 2007).†
10.34	Form of Non-Employee Director Option Award Agreement.†
10.35	Form of Non-Employee Director RSU Award Agreement.†
10.36	Description of Non-Employee Director Compensation.†
10.37	Ground Lease, dated August 23, 2005, between Battery Park City Authority d/b/a/ Hugh L. Carey Battery Park City Authority, as Landlord, and Goldman Sachs Headquarters LLC, as Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed August 26, 2005).
10.38	General Guarantee Agreement, dated January 30, 2006, made by The Goldman Sachs Group, Inc. (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 25, 2005).
10.39	Letter, dated November 10, 2006, from The Goldman Sachs Group, Inc. to Mr. Rajat K. Gupta (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 13, 2006).†
10.40	Goldman, Sachs & Co. Executive Life Insurance Policy and Certificate with Metropolitan Life Insurance Company for Participating Managing Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006).†
10.41	Form of Goldman, Sachs & Co. Executive Life Insurance Policy with Pacific Life & Annuity Company for Participating Managing Directors, including policy specifications and form of restriction on Policy Owner’s Rights (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 25, 2006).†
10.42	Form of Signature Card for Equity Awards.†
10.43	Form of Employment Agreement for post-IPO Participating Managing Directors (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006).†
10.44	Form of Second Amendment, dated November 25, 2006, to Agreement Relating to Noncompetition and Other Covenants, dated May 7, 1999, as amended effective November 27, 2004 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 24, 2006).†
10.45	Description of PMD Retiree Medical Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended February 29, 2008).†
10.46	Letter, dated June 28, 2008, from The Goldman Sachs Group, Inc. to Mr. Lakshmi N. Mittal (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 30, 2008).†
10.47	Securities Purchase Agreement, dated September 29, 2008, between The Goldman Sachs Group, Inc. and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended August 29, 2008).

10.48	General Guarantee Agreement, dated December 1, 2008, made by The Goldman Sachs Group, Inc. relating to certain obligations of Goldman Sachs Bank USA (incorporated by reference to Exhibit 4.80 to the Registrant’s Post-Effective Amendment No. 2 to Form S-3, filed March 19, 2009).
10.49	Form of Letter Agreement between The Goldman Sachs Group, Inc. and each of Lloyd C. Blankfein, Gary D. Cohn, Jon Winkelried and David A. Viniar (incorporated by reference to Exhibit O to Amendment No. 70 to Schedule 13D, filed October 1, 2008, relating to the Registrant’s common stock (No. 005-56295)).
10.50	General Guarantee Agreement, dated November 24, 2008, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Bank (Europe) PLC (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).
10.51	Guarantee Agreement, dated November 28, 2008 and amended effective as of January 1, 2010, between The Goldman Sachs Group, Inc. and Goldman Sachs Bank USA.
10.52	Collateral Agreement, dated November 28, 2008, between The Goldman Sachs Group, Inc., Goldman Sachs Bank USA and each other party that becomes a pledgor pursuant thereto (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).
10.53	Form of Performance-Based One-Time RSU Award Agreement.†
10.54	Form of Make-Whole One-Time RSU Award Agreement.†
10.55	Form of Incentive One-Time RSU Award Agreement.†
10.56	Form of Signature Card for Equity Awards (employees in Asia outside China).†
10.57	Form of Signature Card for Equity Awards (employees in China).†
10.58	Amendments to Certain Equity Award Agreements (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).†
10.59	Amendments to Certain Non-Employee Director Equity Award Agreements (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended November 28, 2008).†
10.60	Form of Year-End RSU Award Agreement (U.K.).†
10.61	Form of Year-End Supplemental RSU Award Agreement (U.K.).†
10.62	Form of Year-End Supplemental RSU Award Agreement (U.K. and France).†
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21.1	List of significant subsidiaries of The Goldman Sachs Group, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certifications.*
32.1	Section 1350 Certifications.*

99.1	Report of Independent Registered Public Accounting Firm on Selected Financial Data.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Earnings for the fiscal years ended December 31, 2009, November 28, 2008 and November 30, 2007 and the one-month transition period ended December 26, 2008, (ii) the Consolidated Statements of Financial Condition as of December 31, 2009 and November 28, 2008, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the fiscal years ended December 31, 2009, November 28, 2008 and November 30, 2007, (iv) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2009, November 28, 2008 and November 30, 2007 and the one-month transition period ended December 26, 2008, (v) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2009, November 28, 2008 and November 30, 2007 and the one-month transition period ended December 26, 2008, and (vi) the notes to the Consolidated Financial Statements, tagged as blocks of text.*

†	This exhibit is a management contract or a compensatory plan or arrangement.

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer
Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Lloyd C. Blankfein Lloyd C. Blankfein	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ John H. Bryan John H. Bryan	Director	February 26, 2010

/s/ Gary D. Cohn Gary D. Cohn	Director	February 26, 2010

/s/ Claes Dahlbäck Claes Dahlbäck	Director	February 26, 2010

/s/ Stephen Friedman Stephen Friedman	Director	February 26, 2010

/s/ William W. George William W. George	Director	February 26, 2010

/s/ Rajat K. Gupta Rajat K. Gupta	Director	February 26, 2010

/s/ James A. Johnson James A. Johnson	Director	February 26, 2010

/s/ Lois D. Juliber Lois D. Juliber	Director	February 26, 2010

/s/ Lakshmi N. Mittal Lakshmi N. Mittal	Director	February 26, 2010

/s/ James J. Schiro James J. Schiro	Director	February 26, 2010

II-1

Signature	Capacity	Date

/s/ Ruth J. Simmons Ruth J. Simmons	Director	February 26, 2010

/s/ David A. Viniar David A. Viniar	Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Sarah E. Smith Sarah E. Smith	Principal Accounting Officer	February 26, 2010

II-2