Form 10-Q
period 2010-03-31
GOLDMAN SACHS GROUP INC
filed 2010-05-10
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number: 001-14965

The Goldman Sachs Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4019460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 West Street, New York, NY	10282
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 23, 2010, there were 514,788,856 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED MARCH 31, 2010

INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three months ended March 31, 2010 and March 27, 2009	2
	Condensed Consolidated Statements of Financial Condition as of March 31, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2010 and year ended December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 27, 2009	5
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and March 27, 2009	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	79
	Statistical Disclosures	80

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	83

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	137

Item 4:	Controls and Procedures	137

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	138

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	142

Item 6:	Exhibits	143

SIGNATURES		144
EX-10.1: GENERAL GUARANTEE AGREEMENT BETWEEN GROUP INC AND GSEC
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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months
	Ended March
	2010	2009
	(in millions, except
	per share amounts)

Revenues
Investment banking	$1,184	$823
Trading and principal investments	9,195	5,706
Asset management and securities services	978	989

Total non-interest revenues	11,357	7,518

Interest income	3,001	4,362
Interest expense	1,583	2,455

Net interest income	1,418	1,907

Net revenues, including net interest income	12,775	9,425

Operating expenses
Compensation and benefits	5,493	4,712

Brokerage, clearing, exchange and distribution fees	562	536
Market development	110	68
Communications and technology	176	173
Depreciation and amortization	372	549
Occupancy	256	241
Professional fees	182	135
Other expenses	465	382

Total non-compensation expenses	2,123	2,084

Total operating expenses	7,616	6,796

Pre-tax earnings	5,159	2,629
Provision for taxes	1,703	815

Net earnings	3,456	1,814
Preferred stock dividends	160	155

Net earnings applicable to common shareholders	$3,296	$1,659

Earnings per common share
Basic	$6.02	$3.48
Diluted	5.59	3.39

Dividends declared per common share	$0.35	$—	(1)

Average common shares outstanding
Basic	546.0	477.4
Diluted	590.0	489.2

(1)	The firm declared a dividend of $0.4666666 per common share in December 2008, which was reflective of a four-month period (December 2008 through March 2009), due to the change in the firm’s fiscal year-end.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	March	December
	2010	2009
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$27,064	$38,291
Cash and securities segregated for regulatory and other purposes (includes $27,312 and $18,853 at fair value as of March 2010 and December 2009, respectively)	43,053	36,663
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $166,368 and $144,279 at fair value as of March 2010 and December 2009, respectively)	166,368	144,279
Securities borrowed (includes $71,349 and $66,329 at fair value as of March 2010 and December 2009, respectively)	202,841	189,939
Receivables from brokers, dealers and clearing organizations	13,557	12,597
Receivables from customers and counterparties (includes $1,774 and $1,925 at fair value as of March 2010 and December 2009, respectively)	57,886	55,303
Trading assets, at fair value (includes $43,281 and $31,485 pledged as collateral as of March 2010 and December 2009, respectively)	339,435	342,402
Other assets	30,324	29,468

Total assets	$880,528	$848,942

Liabilities and shareholders’ equity
Deposits (includes $2,014 and $1,947 at fair value as of March 2010 and December 2009, respectively)	$38,431	$39,418
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	153,517	128,360
Securities loaned (includes $3,108 and $6,194 at fair value as of March 2010 and December 2009, respectively)	14,841	15,207
Other secured financings (includes $15,986 and $15,228 at fair value as of March 2010 and December 2009, respectively)	24,037	24,134
Payables to brokers, dealers and clearing organizations	4,613	5,242
Payables to customers and counterparties	181,133	180,392
Trading liabilities, at fair value	140,081	129,019
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $19,594 and $18,403 at fair value as of March 2010 and December 2009, respectively)	40,784	37,516
Unsecured long-term borrowings (includes $20,187 and $21,392 at fair value as of March 2010 and December 2009, respectively)	180,414	185,085
Other liabilities and accrued expenses (includes $2,782 and $2,054 at fair value as of March 2010 and December 2009, respectively)	29,733	33,855

Total liabilities	807,584	778,228

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $8,100 as of both March 2010 and December 2009	6,957	6,957
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 765,392,931 and 753,412,247 shares issued as of March 2010 and December 2009, respectively, and 514,190,734 and 515,113,890 shares outstanding as of March 2010 and December 2009, respectively	8	8
Restricted stock units and employee stock options	5,934	6,245
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	41,444	39,770
Retained earnings	53,345	50,252
Accumulated other comprehensive loss	(356)	(362)
Common stock held in treasury, at cost, par value $0.01 per share; 251,202,197 and 238,298,357 shares as of March 2010 and December 2009, respectively	(34,388)	(32,156)

Total shareholders’ equity	72,944	70,714

Total liabilities and shareholders’ equity	$880,528	$848,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months
	Ended	Year Ended
	March 2010	December 2009
	(in millions)

Preferred stock
Balance, beginning of year	$6,957	$16,483
Accretion	—	48
Repurchased	—	(9,574)

Balance, end of period	6,957	6,957
Common stock
Balance, beginning of year	8	7
Issued	—	1

Balance, end of period	8	8
Restricted stock units and employee stock options
Balance, beginning of year	6,245	9,463
Issuance and amortization of restricted stock units and employee stock options	2,186	2,064
Delivery of common stock underlying restricted stock units	(2,455)	(5,206)
Forfeiture of restricted stock units and employee stock options	(38)	(73)
Exercise of employee stock options	(4)	(3)

Balance, end of period	5,934	6,245
Additional paid-in capital
Balance, beginning of year	39,770	31,070
Issuance of common stock	—	5,750
Repurchase of common stock warrants	—	(1,100)
Delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	2,560	5,708
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(962)	(863)
Excess net tax benefit/(provision) related to share-based compensation	76	(793)
Cash settlement of share-based compensation	—	(2)

Balance, end of period	41,444	39,770
Retained earnings
Balance, beginning of year	50,252	38,579
Net earnings	3,456	13,385
Dividends and dividend equivalents declared on common stock and restricted stock units	(203)	(588)
Dividends declared on preferred stock	(160)	(1,076)
Preferred stock accretion	—	(48)

Balance, end of period	53,345	50,252
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(362)	(372)
Currency translation adjustment, net of tax	(4)	(70)
Pension and postretirement liability adjustments, net of tax	6	(17)
Net unrealized gains on available-for-sale securities, net of tax	4	97

Balance, end of period	(356)	(362)
Common stock held in treasury, at cost
Balance, beginning of year	(32,156)	(32,176)
Repurchased	(2,269)	(2	) (1)
Reissued	37	22

Balance, end of period	(34,388)	(32,156)

Total shareholders’ equity	$72,944	$70,714

(1)	Relates primarily to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business and shares withheld to satisfy withholding tax requirements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months
	Ended March
	2010	2009
	(in millions)

Cash flows from operating activities
Net earnings	$3,456	$1,814
Non-cash items included in net earnings
Depreciation and amortization	375	649
Share-based compensation	2,160	468
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(6,378)	43,126
Net receivables from brokers, dealers and clearing organizations	(1,540)	8,140
Net payables to customers and counterparties	(1,793)	(17,879)
Securities borrowed, net of securities loaned	(13,269)	(27,552)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	3,068	(140,648)
Trading assets, at fair value	6,986	180,563
Trading liabilities, at fair value	11,056	(38,810)
Other, net	(11,625)	(6,674)

Net cash provided by/(used for) operating activities	(7,504)	3,197
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(278)	(278)
Proceeds from sales of property, leasehold improvements and equipment	28	28
Business acquisitions, net of cash acquired	(699)	(190)
Proceeds from sales of investments	173	75
Purchase of available-for-sale securities	(864)	(1,440)
Proceeds from sales of available-for-sale securities	674	892

Net cash used for investing activities	(966)	(913)
Cash flows from financing activities
Unsecured short-term borrowings, net	525	(4,680)
Other secured financings (short-term), net	(312)	5,222
Proceeds from issuance of other secured financings (long-term)	1,541	2,322
Repayment of other secured financings (long-term), including the current portion	(1,880)	(2,435)
Proceeds from issuance of unsecured long-term borrowings	6,081	14,689
Repayment of unsecured long-term borrowings, including the current portion	(5,584)	(8,325)
Derivative contracts with a financing element, net	110	670
Deposits, net	(987)	12,374
Common stock repurchased	(2,269)	(2)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(363)	(545)
Proceeds from issuance of common stock, including stock option exercises	138	27
Excess tax benefit related to share-based compensation	243	11

Net cash provided by/(used for) financing activities	(2,757)	19,328

Net increase/(decrease) in cash and cash equivalents	(11,227)	21,612
Cash and cash equivalents, beginning of year	38,291	13,805

Cash and cash equivalents, end of period	$27,064	$35,417

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $2.01 billion and $3.42 billion during the three months ended March 2010 and March 2009, respectively.

Cash payments for income taxes, net of refunds, were $778 million and $256 million during the three months ended March 2010 and March 2009, respectively.

Non-cash activities:
The firm assumed $90 million and $16 million of debt in connection with business acquisitions during the three months ended March 2010 and March 2009, respectively. In addition, during the three months ended March 2010, the firm recorded an increase of approximately $3 billion in both assets (primarily trading assets, at fair value) and liabilities (primarily unsecured short-term borrowings and other liabilities) upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months
	Ended March
	2010	2009
	(in millions)

Net earnings	$3,456	$1,814
Currency translation adjustment, net of tax	(4)	25
Pension and postretirement liability adjustments, net of tax	6	9
Net unrealized gains/(losses) on available-for-sale securities, net of tax	4	(19)

Comprehensive income	$3,462	$1,829

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

The firm determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE) under generally accepted accounting principles (GAAP).

•	Voting Interest Entities. Voting interest entities are entities in which (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The usual condition for a controlling financial interest in a voting interest entity is ownership of a majority voting interest. Accordingly, the firm consolidates voting interest entities in which it has a majority voting interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	Variable Interest Entities. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has a variable interest, or a combination of variable interests, that provides the enterprise with (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The firm determines whether it is the primary beneficiary of a VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders, (ii) the VIE’s capital structure, (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE, (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE and (vi) related party relationships. The firm reassesses its initial evaluation of an entity as a VIE upon the occurrence of certain reconsideration events. The firm reassesses its determination of whether the firm is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the firm’s assessment. See “— Recent Accounting Developments” below for further information regarding accounting for VIEs.

•	Equity-Method Investments. When the firm does not have a controlling financial interest in an entity but exerts significant influence over the entity’s operating and financial policies (generally defined as owning a voting interest of 20% to 50%) and has an investment in common stock or in-substance common stock, the firm accounts for its investment either under the equity method of accounting or at fair value pursuant to the fair value option available under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 825-10. In general, the firm accounts for investments acquired subsequent to November 24, 2006, when the fair value option became available, at fair value. In certain cases, the firm applies the equity method of accounting to new investments that are strategic in nature or closely related to the firm’s principal business activities, where the firm has a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant. See “— Revenue Recognition — Other Financial Assets and Financial Liabilities at Fair Value” below for a discussion of the firm’s application of the fair value option.

•	Other. If the firm does not consolidate an entity or apply the equity method of accounting, the firm accounts for its investment at fair value. The firm also has formed numerous nonconsolidated investment funds with third-party investors that are typically organized as limited partnerships. The firm acts as general partner for these funds and generally does not hold a majority of the economic interests in these funds. The firm has generally provided the third-party investors with rights to terminate the funds or to remove the firm as the general partner. As a result, the firm does not consolidate these funds. Investments in these funds are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The condensed consolidated financial information as of December 31, 2009 has been derived from audited consolidated financial statements not included herein.

These unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

All references to March 2010 and March 2009, unless specifically stated otherwise, refer to the firm’s fiscal periods ended, or the dates, as the context requires, March 31, 2010 and March 27, 2009, respectively. Beginning with the fourth quarter of fiscal 2009, the firm changed its fiscal year-end from the last Friday of December to December 31. All references to December 2009, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, December 31, 2009. All references to 2010, unless specifically stated otherwise, refer to the firm’s year ending, or the date, as the context requires, December 31, 2010. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Investment Banking

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

Trading Assets and Trading Liabilities

Substantially all trading assets and trading liabilities are reflected in the condensed consolidated statements of financial condition at fair value. Related gains or losses are generally recognized in “Trading and principal investments” in the condensed consolidated statements of earnings.

Other Financial Assets and Financial Liabilities at Fair Value

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

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers of financial assets accounted for as financings rather than sales, debt raised through the firm’s William Street credit extension program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions and certain hybrid financial instruments;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of the firm’s matched book and certain firm financing activities;

•	certain deposits issued by the firm’s bank subsidiaries, as well as securities held by Goldman Sachs Bank USA (GS Bank USA);

•	certain receivables from customers and counterparties, including certain margin loans, transfers of financial assets accounted for as secured loans rather than purchases and prepaid variable share forwards;

•	certain insurance and reinsurance contracts and certain guarantees;

•	certain subordinated liabilities issued by consolidated VIEs; and

•	in general, investments acquired after November 24, 2006, when the fair value option became available, where the firm has significant influence over the investee and would otherwise apply the equity method of accounting.

Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price). Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs.

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Transfers between levels are recognized at the beginning of the reporting period in which they occur.

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

Trading Assets, at Fair Value and Trading Liabilities, at Fair Value

Level 1 and level 2 trading assets, at fair value and trading liabilities, at fair value.  In determining fair value, the firm separates trading assets, at fair value and trading liabilities, at fair value into two categories: cash instruments and derivative contracts.

The valuation techniques and significant inputs used in determining the fair values of cash instruments and derivative contracts classified within level 1 and level 2 of the fair value hierarchy are as follows:

•	Cash instruments. The firm’s cash instruments are generally classified within level 1 or level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted prices in active markets include U.S. and non-U.S. government obligations, actively traded listed equities and certain money market instruments. These instruments are generally classified within level 1 of the fair value hierarchy. Instruments classified within level 1 of the fair value hierarchy are required to be carried at quoted market prices, even in situations where the firm holds a large position and a sale could reasonably impact the quoted price.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include commercial paper, certificates of deposit, time deposits, most government agency obligations, most corporate debt securities, certain mortgage-backed loans and securities, certain bank loans and bridge loans, less liquid publicly listed equities, certain state and municipal obligations and certain money market

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

instruments and loan commitments. These instruments are generally classified within level 2 of the fair value hierarchy. For positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on market evidence where available.

•	Derivative contracts. Derivative contracts are instruments such as futures, forwards, swaps or option contracts that derive their value from underlying asset prices, indices, reference rates and other inputs or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as over-the-counter (OTC) derivatives, or they may be listed and traded on an exchange. The assets and inputs underlying derivative instruments may include financial instruments (such as government and corporate bonds, mortgage and other asset-backed loans and securities and bank loans), currencies, commodities, interest rates and related indices.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. The firm generally uses similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, model inputs can generally be verified and model selection does not involve significant management judgment. OTC derivatives are classified within level 2 of the fair value hierarchy when all of the significant inputs are corroborated by market evidence. When appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations. Such adjustments are generally based on market evidence where available.

Level 3 trading assets, at fair value and trading liabilities, at fair value.  Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to the transaction date, the firm uses other methodologies to determine fair value, which vary based on the type of instrument, as described below. Regardless of methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence. Valuations are further corroborated by values realized upon sales of the firm’s level 3 assets. The valuation techniques and significant inputs used in determining the fair values of each class of cash instrument and derivative contracts classified within level 3 of the fair value hierarchy are as follows:

•	Equities and convertible debentures. For private equity investments, recent third-party investments or pending transactions are considered to be the best evidence for any change in

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

fair value. In the absence of such evidence, valuations are based on one or more of the following methodologies, as appropriate and available: transactions in similar instruments, discounted cash flow techniques, third-party independent appraisals, valuation multiples and public comparables. Such evidence includes pending reorganizations (e.g., merger proposals, tender offers or debt restructurings), and significant changes in financial metrics (e.g., operating results as compared to previous projections, industry multiples, credit ratings and balance sheet ratios). Real estate fund investments are carried at net asset value per share. The underlying investments in the funds are generally valued using discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, capitalization rates and valuation multiples.

•	Bank loans and bridge loans, Corporate debt securities, State and municipal obligations and Other debt obligations. Valuations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available.

•	Loans and securities backed by commercial real estate. Loans and securities backed by commercial real estate are collateralized by specific assets and may be tranched into varying levels of subordination. Due to the nature of these instruments, valuation techniques vary by instrument, but are generally based on relative value analyses, discounted cash flow techniques or a combination thereof. Significant inputs for these valuations include transactions in both the underlying collateral and instruments with the same or substantially the same underlying collateral, credit default swap prices, current levels and trends of market indices (such as the CMBX), market yields and other factors (such as the operating income generated by the underlying collateral) which are used in determining the amount and timing of expected future cash flows.

•	Loans and securities backed by residential real estate. Valuations are based on both proprietary and industry recognized models (including Intex and Bloomberg), and discounted cash flow techniques. The most significant inputs to the valuation of these instruments are the rates and timing of delinquencies, and default and loss expectations, which are driven in part by housing prices. The significant inputs are determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX.

•	Loan portfolios. Loan portfolios are acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows and market yields. The significant inputs are determined based on relative value analyses which incorporate comparisons to recent auction data for other similar loan portfolios.

•	Derivative contracts. Certain OTC derivatives trade in less liquid markets with limited pricing information and the determination of fair value for these derivatives is inherently more difficult. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Unobservable inputs typically include certain correlations as well as credit spreads, equity volatilities, commodity prices and commodity volatilities that are long-dated or derived from trading activity in inactive or less liquid markets. When unobservable inputs to a valuation

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

model are significant to the fair value measurement of an instrument, the instrument is classified within level 3 of the fair value hierarchy. Subsequent to initial recognition, the firm updates the level 1 and level 2 inputs to reflect observable market changes with resulting gains and losses reflected within level 3. Level 3 inputs are only changed when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where the firm cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value.

Other Financial Assets and Financial Liabilities at Fair Value

Other financial assets and financial liabilities at fair value are generally valued based on discounted cash flow techniques which incorporate inputs with reasonable levels of price transparency and are generally classified within level 2 of the fair value hierarchy. Significant inputs for each category of other financial asset and financial liability at fair value are as follows:

•	Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments (which are related to the firm’s matched book and certain firm financing activities) are the amount and timing of expected future cash flows, interest rates and collateral funding spreads.

•	Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value, including transfers of financial assets accounted for as financings rather than sales, debt raised through the firm’s William Street credit extension program and certain other nonrecourse financings, are the amount and timing of expected future cash flows, interest rates, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market yields and recovery assumptions), the frequency of additional collateral calls and the credit spreads of the firm.

•	Unsecured short-term and long-term borrowings. The significant inputs to the valuation of certain short-term and long-term borrowings at fair value, including all promissory notes and commercial paper, certain hybrid financial instruments and prepaid physical commodity transactions, are the amount and timing of expected future cash flows, interest rates, the credit spreads of the firm, as well as commodity prices in the case of prepaid physical commodity transactions and, for certain hybrid financial instruments, equity prices, inflation rates and index levels.

•	Receivables from customers and counterparties. The significant inputs to the valuation of certain receivables from customers and counterparties, including certain margin loans, transfers of financial assets accounted for as secured loans rather than purchases and prepaid variable share forwards, are interest rates and the amount and timing of expected future cash flows.

•	Insurance and reinsurance contracts. Insurance and reinsurance contracts at fair value are included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses” in the firm’s condensed consolidated statements of financial condition. These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant level 2 inputs typically include interest rates and inflation risk. Significant level 3 inputs typically

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

include mortality or funding benefit assumptions. When unobservable inputs to a valuation model are significant to the fair value measurement of an instrument, the instrument is classified within level 3 of the fair value hierarchy.

•	Deposits. The significant inputs to the valuation of deposits are interest rates.

Collateralized Agreements and Financings

Collateralized agreements consist of resale agreements and securities borrowed. For these agreements, the firm requires delivery of collateral with a fair value approximately equal to the carrying value of the relevant assets in the condensed consolidated statements of financial condition. Collateralized financings consist of repurchase agreements, securities loaned and other secured financings. Interest on collateralized agreements and collateralized financings is recognized in “Interest income” and “Interest expense,” respectively, in the condensed consolidated statements of earnings over the life of the transaction. Collateralized agreements and financings are presented on a net-by-counterparty basis when a right of setoff exists.

•	Resale and Repurchase Agreements. Securities purchased under agreements to resell and securities sold under agreements to repurchase, principally U.S. government, federal agency and investment-grade sovereign obligations, represent collateralized financing transactions. The firm receives securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate. As noted above, resale and repurchase agreements are carried in the condensed consolidated statements of financial condition at fair value under the fair value option.

•	Securities Borrowed and Loaned. Securities borrowed and loaned are generally collateralized by cash, securities or letters of credit. The firm receives securities borrowed, makes delivery of securities loaned, monitors the market value of securities borrowed and loaned, and delivers or obtains additional collateral as appropriate. Securities borrowed and loaned within Securities Services, relating to both customer activities and, to a lesser extent, certain firm financing activities, are recorded based on the amount of cash collateral advanced or received plus accrued interest. As these arrangements generally can be terminated on demand, they exhibit little, if any, sensitivity to changes in interest rates. As noted above, securities borrowed and loaned within Trading and Principal Investments, which are related to the firm’s matched book and certain firm financing activities, are recorded at fair value under the fair value option.

•	Other Secured Financings. In addition to repurchase agreements and securities loaned, the firm funds assets through the use of other secured financing arrangements and pledges financial instruments and other assets as collateral in these transactions. As noted above, the firm has elected to apply the fair value option to transfers of financial assets accounted for as financings rather than sales, debt raised through the firm’s William Street credit extension program and certain other nonrecourse financings, for which the use of fair value eliminates non-economic volatility in earnings that would arise from using different measurement attributes. Other secured financings that are not recorded at fair value are recorded based on the amount of cash received plus accrued interest. See Note 3 for further information regarding other secured financings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Hybrid Financial Instruments

Hybrid financial instruments are instruments that contain bifurcatable embedded derivatives and do not require settlement by physical delivery of non-financial assets (e.g., physical commodities). If the firm elects to bifurcate the embedded derivative from the associated debt, the derivative is accounted for at fair value and the host contract is accounted for at amortized cost, adjusted for the effective portion of any fair value hedge accounting relationships. If the firm does not elect to bifurcate, the entire hybrid financial instrument is accounted for at fair value under the fair value option. See Notes 3 and 6 for further information regarding hybrid financial instruments.

Transfers of Financial Assets

In general, transfers of financial assets are accounted for as sales when the firm has relinquished control over the transferred assets. For transfers of financial assets accounted for as sales, any related gains or losses are recognized in net revenues. Assets or liabilities that arise from the firm’s continuing involvement with transferred financial assets are measured at fair value. For transfers that are not accounted for as sales, the financial assets remain in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and the transfer is accounted for as a collateralized financing, with the related interest expense recognized in net revenues over the life of the transaction. When the firm transfers a security that has very little, if any, default risk under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security (such that the firm effectively no longer has a repurchase obligation) and the firm has relinquished control over the underlying security, the firm records such transactions as sales. See “— Recent Accounting Developments” below for further information regarding accounting for transfers of financial assets.

Commissions

Commission revenues from executing and clearing client transactions on stock, options and futures markets are recognized in “Trading and principal investments” in the condensed consolidated statements of earnings on a trade-date basis.

Insurance Activities

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

Merchant Banking Overrides

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

Asset Management

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

Identifiable Intangible Assets

Identifiable intangible assets, which consist primarily of customer lists, television broadcast royalties, contractual rights related to commodity-related acquisitions, New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights and the value of business acquired (VOBA) in the firm’s insurance subsidiaries, are amortized over their estimated lives or, in the case of insurance contracts, in proportion to estimated gross profits or premium revenues. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. An impairment loss, generally calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

Hedge Accounting

The firm applies hedge accounting for certain derivative contracts used to manage the interest rate exposure of certain fixed-rate obligations, and for certain derivative contracts and foreign currency-denominated debt used to manage foreign currency exposures resulting from the firm’s net investment in certain non-U.S. operations. The firm documents its risk management strategy at the inception of each hedging relationship and assesses the effectiveness of each hedging relationship at least quarterly.

Fair Value Hedges — Interest Rate.  The firm designates certain interest rate swap contracts as fair value hedges. These interest rate swap contracts hedge changes in the relevant benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR)), effectively converting a substantial portion of the firm’s unsecured long-term fixed-rate borrowings, certain unsecured short-term fixed-rate borrowings and certificates of deposit into floating rate obligations.

The firm applies the “long-haul method” in assessing the effectiveness of its fair value hedging relationships in achieving offsetting changes in the fair values of the hedging instrument and hedged item. During the three months ended March 2010, the firm changed its method of prospectively and retrospectively assessing the effectiveness of all of its fair value hedging relationships from a dollar-offset method, which is a non-statistical method, to regression analysis, which is a statistical method. An interest rate swap is considered highly effective in offsetting changes in fair value attributable to changes in the hedged risk when the regression analysis results in a coefficient of determination of 80% or greater and a slope between 80% and 125%. The dollar-offset method compared the change in the fair value of the hedging instrument to the change in the fair value of the hedged item, excluding the effect of the passage of time. The firm’s prospective dollar-offset assessment utilized scenario analyses to test hedge effectiveness via simulations of numerous parallel and slope shifts of the relevant yield curve. Parallel shifts changed the interest rate of all maturities by identical amounts. Slope shifts changed the curvature of the yield curve. For both the prospective assessment, in response to each of the simulated yield curve shifts, and the retrospective assessment, a hedging relationship was deemed to be effective if the fair value of the hedging instrument and the hedged item changed inversely within a range of 80% to 125%.

For qualifying fair value hedges, gains or losses on derivative transactions are recognized in “Interest expense” in the condensed consolidated statements of earnings. The change in fair value of the hedged item attributable to the risk being hedged is reported as an adjustment to its carrying value and is subsequently amortized into interest expense over its remaining life. Gains or losses resulting from hedge ineffectiveness are included in “Interest expense” in the condensed consolidated statements of earnings.

Net Investment Hedges.  The firm seeks to reduce the impact of fluctuations in foreign exchange rates on its net investment in certain non-U.S. operations through the use of foreign currency forward contracts and foreign currency-denominated debt. For foreign currency forward contracts designated as hedges, the effectiveness of the hedge is assessed based on the overall changes in the fair value of the forward contracts (that is, based on changes in forward rates). For foreign currency-denominated debt designated as a hedge, the effectiveness of the hedge is assessed based on changes in spot rates. For qualifying net investment hedges, the gains or losses on hedging instruments, to the extent effective, are included in the condensed consolidated statements of comprehensive income.

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of March 2010 and December 2009, “Cash and cash equivalents” on the condensed consolidated statements of financial condition included $2.62 billion and $4.45 billion, respectively, of cash and due from banks and $24.44 billion and $33.84 billion, respectively, of interest-bearing deposits with banks.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Recent Accounting Developments

Transfers of Financial Assets and Interests in Variable Interest Entities (ASC 860 and 810).  In June 2009, the FASB issued amended accounting principles that changed the accounting for securitizations and VIEs. These principles were codified as ASU No. 2009-16, “Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” in December 2009. ASU No. 2009-16 eliminates the concept of a qualifying special-purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets, including securitization transactions and continuing involvement with transferred financial assets. ASU No. 2009-17 changes the accounting and requires additional disclosures for VIEs. Under ASU No. 2009-17, the determination of whether to consolidate a VIE is based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance together with either the obligation to absorb losses or the right to receive benefits that could be significant to the VIE, as well as the VIE’s purpose and design. Additionally, entities previously classified as QSPEs are now required to be evaluated for consolidation and disclosure as VIEs. Previously, QSPEs were not consolidated and not considered for disclosure as VIEs and the determination of whether to consolidate a VIE was based on whether an enterprise had a variable interest, or combination of variable interests, that would absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. ASU Nos. 2009-16 and 2009-17 were effective for fiscal years beginning after November 15, 2009. In February 2010, the FASB issued ASU No. 2010-10, “Consolidations (Topic 810) — Amendments For Certain Investment Funds,” which defers the requirements of ASU No. 2009-17 for certain interests in investment funds and certain similar entities.

The firm adopted ASU Nos. 2009-16 and 2009-17 as of January 1, 2010 and reassessed whether it was the primary beneficiary of any VIEs in which it had variable interests (including VIEs that were formerly QSPEs) as of that date. Adoption resulted in an increase to the firm’s total assets of approximately $3 billion as of March 2010, principally within “Trading assets, at fair value” in the condensed consolidated statement of financial condition. In addition, “Other assets” in the condensed consolidated statement of financial condition increased by $545 million as of March 2010, with a corresponding decrease in “Trading assets, at fair value,” as a result of the consolidation of an entity which holds intangible assets. Upon adoption, the firm elected the fair value option for all eligible assets and liabilities of newly consolidated VIEs, except for (i) those VIEs where the financial assets and financial liabilities are accounted for either at fair value or in a manner that approximates fair value under other GAAP and (ii) those VIEs where the election would have caused volatility in earnings as a result of using different measurement attributes for financial instruments and nonfinancial assets. Adoption did not have a material impact on the firm’s results of operations or cash flows.

Improving Disclosures about Fair Value Measurements (ASC 820).  In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 provides amended disclosure requirements related to fair value measurements. Certain disclosure requirements of ASU No. 2010-06 were effective for the firm beginning in the first quarter of 2010, while other disclosure requirements of the ASU are effective for financial statements issued for reporting periods beginning after December 15, 2010. Since these amended principles require only additional disclosures concerning fair value measurements, adoption did not and will not affect the firm’s financial condition, results of operations or cash flows.

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

	As of
	March 2010				December 2009
	Assets		Liabilities		Assets		Liabilities
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$11,735	(1)	$—		$9,111	(1)	$—
U.S. government and federal agency obligations	79,451		20,426		78,336		20,982
Non-U.S. government obligations	43,030		29,929		38,858		23,843
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	6,241		39		6,203		29
Loans and securities backed by residential real estate	5,657		9		6,704		74
Loan portfolios	1,338	(2)	—		1,370	(2)	—
Bank loans and bridge loans	20,787		2,158	(5)	19,345		1,541	(5)
Corporate debt securities	25,653		7,224		26,368		6,229
State and municipal obligations	2,942		6		2,759		36
Other debt obligations	2,919		—		2,914		—
Equities and convertible debentures	65,348		26,392		71,474		20,253
Physical commodities	3,761		37		3,707		23
Derivative contracts	70,573	(3)	53,861	(6)	75,253	(3)	56,009	(6)

Total	$339,435	(4)	$140,081		$342,402	(4)	$129,019

(1)	Includes $4.03 billion and $4.31 billion as of March 2010 and December 2009, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 8 for further information regarding the William Street credit extension program.

(2)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(3)	Net of cash received pursuant to credit support agreements of $118.75 billion and $124.60 billion as of March 2010 and December 2009, respectively.

(4)	Includes $3.92 billion and $3.86 billion as of March 2010 and December 2009, respectively, of securities accounted for as available-for-sale, substantially all of which is held within the firm’s insurance subsidiaries.

(5)	Includes the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is included in trading assets, at fair value.

(6)	Net of cash paid pursuant to credit support agreements of $14.50 billion and $14.74 billion as of March 2010 and December 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value Hierarchy

The firm’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

	As of
	March	December
	2010	2009
	($ in millions)
Total level 3 assets	$45,153	$46,475
Level 3 assets for which the firm bears economic exposure (1)	42,513	43,348

Total assets	880,528	848,942
Total financial assets at fair value	606,238	573,788

Total level 3 assets as a percentage of Total assets	5.1%	5.5%
Level 3 assets for which the firm bears economic exposure as a percentage of Total assets	4.8	5.1

Total level 3 assets as a percentage of Total financial assets at fair value	7.4	8.1
Level 3 assets for which the firm bears economic exposure as a percentage of Total financial assets at fair value	7.0	7.6

(1)	Excludes assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

The following tables set forth by level within the fair value hierarchy trading assets, at fair value, trading liabilities, at fair value, and other financial assets and financial liabilities accounted for at fair value under the fair value option as of March 2010 and December 2009. See Note 2 for further information on the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of March 2010
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$4,345		$7,390		$—		$—		$11,735
U.S. government and federal agency obligations	30,536		48,915		—		—		79,451
Non-U.S. government obligations	39,043		3,987		—		—		43,030
Mortgage and other asset-backed loans and securities (1):
Loans and securities backed by commercial real estate	—		2,171		4,070		—		6,241
Loans and securities backed by residential real estate	—		3,526		2,131		—		5,657
Loan portfolios	—		47		1,291		—		1,338
Bank loans and bridge loans	—		11,464		9,323		—		20,787
Corporate debt securities (2)	116		22,834		2,703		—		25,653
State and municipal obligations	—		2,072		870		—		2,942
Other debt obligations	—		1,432		1,487		—		2,919
Equities and convertible debentures	32,700	(4)	21,995	(6)	10,653	(8)	—		65,348
Physical commodities	—		3,761		—		—		3,761

Cash instruments	106,740		129,594		32,528		—		268,862
Derivative contracts	115		179,307		12,123		(120,972	) (9)	70,573

Trading assets, at fair value	106,855		308,901		44,651		(120,972)		339,435
Securities segregated for regulatory and other purposes	17,975	(5)	9,337	(7)	—		—		27,312
Securities purchased under agreements to resell	—		166,100		268		—		166,368
Securities borrowed	—		71,349		—		—		71,349
Receivables from customers and counterparties	—		1,540		234		—		1,774

Total financial assets at fair value	$124,830		$557,227		$45,153		$(120,972)		$606,238

Level 3 assets for which the firm does not bear economic exposure (3)					(2,640)

Level 3 assets for which the firm bears economic exposure					$42,513

(1)	Includes $141 million and $491 million of collateralized debt obligations (CDOs) backed by real estate within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Includes $376 million and $802 million of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of publicly listed equity securities.

(5)	Principally consists of U.S. Department of the Treasury (U.S. Treasury) securities and money market instruments as well as insurance separate account assets measured at fair value.

(6)	Substantially all consists of less liquid publicly listed securities.

(7)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(8)	Includes $9.45 billion of private equity investments, $968 million of real estate investments and $233 million of convertible debentures.

(9)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of March 2010
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)
U.S. government and federal agency obligations	$20,249	$177	$—		$—		$20,426
Non-U.S. government obligations	29,621	308	—		—		29,929
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	39	—		—		39
Loans and securities backed by residential real estate	—	9	—		—		9
Bank loans and bridge loans	—	1,751	407		—		2,158
Corporate debt securities (1)	31	7,122	71		—		7,224
State and municipal obligations	—	6	—		—		6
Equities and convertible debentures (2)	25,047	1,340	5		—		26,392
Physical commodities	—	37	—		—		37

Cash instruments	74,948	10,789	483		—		86,220
Derivative contracts	136	64,657	5,787		(16,719	) (4)	53,861

Trading liabilities, at fair value	75,084	75,446	6,270		(16,719)		140,081
Deposits	—	2,014	—		—		2,014
Securities sold under agreements to repurchase, at fair value	—	152,462	1,055		—		153,517
Securities loaned	—	3,108	—		—		3,108
Other secured financings	178	7,669	8,139		—		15,986
Unsecured short-term borrowings	—	16,600	2,994		—		19,594
Unsecured long-term borrowings	—	18,472	1,715		—		20,187
Other liabilities and accrued expenses	—	455	2,327		—		2,782

Total financial liabilities at fair value	$75,262	$276,226	$22,500	(3)	$(16,719)		$357,269

(1)	Includes $5 million and $45 million of CDOs and CLOs backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Substantially all consists of publicly listed equity securities.

(3)	Level 3 liabilities were 6.3% of Total financial liabilities at fair value.

(4)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of December 2009
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,026		$4,085		$—		$—		$9,111
U.S. government and federal agency obligations	36,391		41,945		—		—		78,336
Non-U.S. government obligations	33,881		4,977		—		—		38,858
Mortgage and other asset-backed loans and securities (1):
Loans and securities backed by commercial real estate	—		1,583		4,620		—		6,203
Loans and securities backed by residential real estate	—		4,824		1,880		—		6,704
Loan portfolios	—		6		1,364		—		1,370
Bank loans and bridge loans	—		9,785		9,560		—		19,345
Corporate debt securities (2)	164		23,969		2,235		—		26,368
State and municipal obligations	—		1,645		1,114		—		2,759
Other debt obligations	—		679		2,235		—		2,914
Equities and convertible debentures	37,103	(4)	22,500	(6)	11,871	(9)	—		71,474
Physical commodities	—		3,707		—		—		3,707

Cash instruments	112,565		119,705		34,879		—		267,149
Derivative contracts	161		190,816	(7)	11,596	(7)	(127,320	) (10)	75,253

Trading assets, at fair value	112,726		310,521		46,475		(127,320)		342,402
Securities segregated for regulatory and other purposes	14,381	(5)	4,472	(8)	—		—		18,853
Securities purchased under agreements to resell	—		144,279		—		—		144,279
Securities borrowed	—		66,329		—		—		66,329
Receivables from customers and counterparties	—		1,925		—		—		1,925

Total financial assets at fair value	$127,107		$527,526		$46,475		$(127,320)		$573,788

Level 3 assets for which the firm does not bear economic exposure (3)					(3,127)

Level 3 assets for which the firm bears economic exposure					$43,348

(1)	Includes $291 million and $311 million of CDOs and CLOs backed by real estate within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Includes $338 million and $741 million of CDOs and CLOs backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of publicly listed equity securities.

(5)	Principally consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value.

(6)	Substantially all consists of less liquid publicly listed securities.

(7)	Includes $31.44 billion and $9.58 billion of credit derivative assets within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(8)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(9)	Includes $10.56 billion of private equity investments, $1.23 billion of real estate investments and $79 million of convertible debentures.

(10)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of the firm’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The following table sets forth the fair value of the firm’s derivative contracts on a gross basis by level within the fair value hierarchy and major product type as of March 2010. Gross fair values in the tables below exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted pursuant to credit support agreements both within and across the levels of the fair value hierarchy, and therefore are not representative of the firm’s exposure.

	Derivative Assets at Fair Value as of March 2010
				Cross-Level
	Level 1	Level 2	Level 3	Netting		Total
	(in millions)
Interest rates	$45	$481,042	$506			$481,593
Credit	—	136,888	13,344			150,232
Currencies	—	72,080	667			72,747
Commodities	—	42,617	761			43,378
Equities	70	62,965	1,467			64,502

Gross fair value of derivative assets	$115	$795,592	$16,745			$812,452
Counterparty netting (1)	—	(616,285)	(4,622)	$(2,218	) (3)	(623,125)

Subtotal	$115	$179,307	$12,123	$(2,218)		$189,327
Cash collateral netting (2)						(118,754)

Fair value included in trading assets, at fair value						$70,573

	Derivative Liabilities at Fair Value as of March 2010
				Cross-Level
	Level 1	Level 2	Level 3	Netting		Total
	(in millions)
Interest rates	$55	$413,419	$430			$413,904
Credit	—	115,392	6,162			121,554
Currencies	—	59,339	195			59,534
Commodities	—	44,749	1,009			45,758
Equities	81	48,043	2,613			50,737

Gross fair value of derivative assets	$136	$680,942	$10,409			$691,487
Counterparty netting (1)	—	(616,285)	(4,622)	$(2,218	) (3)	(623,125)

Subtotal	$136	$64,657	$5,787	$(2,218)		$68,362
Cash collateral netting (2)						(14,501)

Fair value included in trading liabilities, at fair value						$53,861

(1)	Represents the netting of receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements.

(2)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(3)	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy pursuant to enforceable netting agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Unrealized Gains/(Losses)

The table below sets forth a summary of unrealized gains/(losses) on the firm’s level 3 financial assets and financial liabilities at fair value still held at the reporting date for the three months ended March 2010 and March 2009:

	Level 3 Unrealized
	Gains/(Losses)
	Three Months
	Ended March
	2010	2009
	(in millions)
Cash instruments — assets	$833	$(4,072)
Cash instruments — liabilities	34	15

Net unrealized gains/(losses) on level 3 cash instruments	867	(4,057)
Derivative contracts — net	1,568	975
Receivables from customers and counterparties	(28)	—
Other secured financings	(10)	17
Unsecured short-term borrowings	82	124
Unsecured long-term borrowings	12	82
Other liabilities and accrued expenses	64	64

Total level 3 unrealized gains/(losses)	$2,555	$(2,795)

Cash Instruments

The net unrealized gain on level 3 cash instruments of $867 million for the three months ended March 2010 primarily consisted of unrealized gains on corporate debt securities, bank loans and bridge loans, loans and securities backed by commercial real estate, and loans and securities backed by residential real estate reflecting a decrease in market yields evidenced by sales of similar assets during the period. The net unrealized loss on level 3 cash instruments of $4.06 billion for the three months ended March 2009 primarily consisted of unrealized losses on private equity investments and real estate fund investments, loans and securities backed by commercial real estate, and bank loans and bridge loans. Losses during the period reflected the weakness in the global credit and equity markets.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Contracts

The net unrealized gain on level 3 derivative contracts of $1.57 billion for the three months ended March 2010 was primarily attributable to changes in foreign exchange rates and interest rates (which are level 2 inputs) underlying certain credit derivative contracts. These unrealized gains were substantially offset by unrealized losses on currency, interest rate and credit derivative contracts which are classified within level 2 of the fair value hierarchy and are used to economically hedge derivative contracts classified within level 3 of the fair value hierarchy. The net unrealized gain on level 3 derivative contracts of $975 million for the three months ended March 2009 was primarily attributable to increases in commodities prices (which are level 2 inputs) and changes in credit spreads corroborated by trading activity during the quarter. Level 3 gains and losses on derivative contracts should be considered in the context of the following:

•	A derivative contract with level 1 and/or level 2 inputs is classified as a level 3 financial instrument in its entirety if it has at least one significant level 3 input.

•	If there is one significant level 3 input, the entire gain or loss from adjusting only observable inputs (i.e., level 1 and level 2) is still classified as level 3.

•	Gains or losses that have been reported in level 3 resulting from changes in level 1 or level 2 inputs are frequently offset by gains or losses attributable to instruments classified within level 1 or level 2 or cash instruments reported within level 3 of the fair value hierarchy.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities at fair value for the three months ended March 2010 and March 2009. The tables reflect gains and losses, including gains and losses for the entire period on financial assets and financial liabilities at fair value that were transferred to level 3 during the period, for all financial assets and financial liabilities at fair value categorized as level 3 as of March 2010 and March 2009, respectively.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of year	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Three Months Ended March 2010
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$4,620	$63		$184		$(506)	$(291	) (4)	$4,070
Loans and securities backed by residential real estate	1,880	37		102		(141)	253	(4)	2,131
Loan portfolios	1,364	28		3		(116)	12	(4)	1,291
Bank loans and bridge loans	9,560	180		202		(655)	36	(4)	9,323
Corporate debt securities	2,235	82		260		707	(581	) (5)	2,703
State and municipal obligations	1,114	1		5		(225)	(25	) (4)	870
Other debt obligations	2,235	(5)		94		(75)	(762	) (6)	1,487
Equities and convertible debentures	11,871	115		(17)		(1,053)	(263	) (4)	10,653

Total cash instruments — assets	34,879	501	(1)	833	(1)	(2,064)	(1,621)		32,528

Cash instruments — liabilities	(572)	14	(2)	34	(2)	10	31	(4)	(483)
Derivative contracts:
Interest rates — net	(71)	9		(43)		(1)	200	(4)	94
Credit — net	6,366	332		1,459		(755)	(265	) (4)	7,137
Currencies — net	215	(18)		5		9	257	(4)	468
Commodities — net	(90)	6		71		3	(234	) (4)	(244)
Equities — net	(1,224)	40		76		(173)	162	(4)	(1,119)

Total derivative contracts — net	5,196	369	(2)	1,568	(2)(3)	(917)	120		6,336

Securities purchased under agreements to resell	—	—		—		—	268	(4)	268
Receivables from customers and counterparties	—	6	(2)	(28	) (2)	—	256	(4)	234
Securities sold under agreements to repurchase, at fair value	(394)	—		—		(494)	(167	) (4)	(1,055)
Other secured financings	(6,756)	(9	) (2)	(10	) (2)	(1,172)	(192	) (7)	(8,139)
Unsecured short-term borrowings	(2,310)	(21	) (2)	82	(2)	139	(884	) (7)	(2,994)
Unsecured long-term borrowings	(3,077)	(13	) (2)	12	(2)	(33)	1,396	(8)	(1,715)
Other liabilities and accrued expenses	(1,913)	(3	) (2)	64	(2)	—	(475	) (9)	(2,327)

(1)	The aggregate amounts include approximately $961 million and $373 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the three months ended March 2010.
(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.
(3)	Principally resulted from changes in level 2 inputs.
(4)	Includes no individually significant transfers into or out of level 3 during the three months ended March 2010.
(5)	Principally reflects a reduction in financial instruments as a result of the consolidation of a VIE, which holds identifiable intangible assets, as a result of the adoption of ASU No. 2009-17. Such assets are included in “Other assets” in the condensed consolidated statement of financial condition.
(6)	Principally reflects a reduction in financial instruments as a result of the consolidation of a VIE, which holds real estate assets. Such assets are included in “Other assets” in the condensed consolidated statement of financial condition.
(7)	Principally reflects consolidation of certain VIEs as a result of the adoption of ASU No. 2009-17.
(8)	Upon the firm’s consolidation of certain VIEs as a result of the adoption of ASU No. 2009-17, the firm’s borrowings from such VIEs, substantially all of which were level 3, became intercompany borrowings and were eliminated in consolidation.
(9)	Principally reflects an increase related to subordinated liabilities issued by VIEs which were consolidated upon the adoption of ASU No. 2009-17.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Three Months Ended March 2009

Cash instruments — assets	$49,652	$623	(1)	$(4,072	) (1)	$(2,462)	$(1,057	) (4)	$42,684
Cash instruments — liabilities	(1,727)	14	(2)	15	(2)	285	109		(1,304)
Derivative contracts — net	3,315	238	(2)	975	(2)(3)	342	(754	) (5)	4,116
Other secured financings	(4,039)	(6	) (2)	17	(2)	(1,144)	(2,105	) (6)	(7,277)
Unsecured short-term borrowings	(4,712)	32	(2)	124	(2)	(868)	2,281	(6)	(3,143)
Unsecured long-term borrowings	(1,689)	(13	) (2)	82	(2)	177	(473	) (6)	(1,916)
Other liabilities and accrued expenses	—	(10	) (2)	64	(2)	(600)	(964	) (7)	(1,510)

(1)	The aggregate amounts include approximately $(4.07) billion and $620 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statements of earnings for the three months ended March 2009.

(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(3)	Principally resulted from changes in level 2 inputs and changes in credit spreads corroborated by trading activity during the period.

(4)	Principally reflects the deconsolidation of certain loan portfolios for which the firm did not bear economic exposure.

(5)	Principally reflects transfers from level 2 within the fair value hierarchy of certain derivative liabilities, due to reduced trading activity, and therefore price transparency, on the underlying instruments.

(6)	Principally reflects transfers from level 3 unsecured short-term borrowings to level 3 other secured financings and level 3 unsecured long-term borrowings related to changes in the terms of certain notes.

(7)	Principally reflects transfers from level 2 within the fair value hierarchy of certain insurance contracts, reflecting reduced transparency of mortality curve inputs used to value these instruments as a result of less observable trading activity.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Activities

Derivative contracts are instruments such as futures, forwards, swaps or option contracts that derive their value from underlying asset prices, indices, reference rates and other inputs or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange. Derivatives may involve future commitments to purchase or sell financial instruments or commodities, or to exchange currency or interest payment streams. The amounts exchanged are based on the specific terms of the contract with reference to specified rates, financial instruments, commodities, currencies or indices.

Certain cash instruments such as mortgage-backed securities, interest-only and principal-only obligations, and indexed debt instruments are not considered derivatives even though their values or contractually required cash flows are derived from the price of some other security or index. However, certain commodity-related contracts are included in the firm’s derivatives disclosure, as these contracts may be settled in cash or the assets to be delivered under the contract are readily convertible into cash.

The firm enters into derivative transactions to facilitate client transactions, as a means of risk management or to take proprietary positions. Risk exposures are managed through diversification, by controlling position sizes and by entering into offsetting positions. For example, the firm may manage the risk related to a portfolio of common stock by entering into an offsetting position in a related equity-index futures contract.

Gains and losses on derivatives used for trading purposes are included in “Trading and principal investments” in the condensed consolidated statements of earnings. See Note 2 for information regarding the firm’s accounting policy and use of derivatives for hedge accounting.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of the firm’s derivative contracts is reflected net of cash paid or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The following table sets forth the fair value and the number of contracts of the firm’s derivative contracts by major product type on a gross basis as of March 2010 and December 2009. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted pursuant to credit support agreements, and therefore are not representative of the firm’s exposure:

	As of March 2010			As of December 2009
			Number			Number
	Derivative	Derivative	of	Derivative	Derivative	of
	Assets	Liabilities	Contracts	Assets	Liabilities	Contracts
	(in millions, except number of contracts)
Derivative contracts for trading activities
Interest rates	$460,870	$413,903	262,110	$458,614	$407,125	270,707
Credit	150,232	121,554	434,738	164,669	134,810	443,450
Currencies	72,734	59,447	233,634	77,223	62,413	171,760
Commodities	43,378	45,758	64,457	47,234	48,163	73,010
Equities	64,502	50,737	242,825	67,559	53,207	237,625

Subtotal	$791,716	$691,399	1,237,764	$815,299	$705,718	1,196,552

Derivative contracts accounted for as hedges
Interest rates	$20,723	$1	806	$19,563	$1	806
Currencies	13	87	63	8	47	58

Subtotal	$20,736	$88	869	$19,571	$48	864

Gross fair value of derivative contracts	$812,452	$691,487	1,238,633	$834,870	$705,766	1,197,416

Counterparty netting (1)	(623,125)	(623,125)		(635,014)	(635,014)
Cash collateral netting (2)	(118,754)	(14,501)		(124,603)	(14,743)

Fair value included in trading assets, at fair value	$70,573			$75,253

Fair value included in trading liabilities, at fair value		$53,861			$56,009

(1)	Represents the netting of receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements.

(2)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

For the three months ended March 2010 and March 2009, the gain/(loss) recognized on interest rate derivative contracts accounted for as hedges was $687 million and $(2.47) billion, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $(1.10) billion and $2.43 billion, respectively. These gains and losses are included in “Interest expense” in the condensed consolidated statements of earnings. The hedge ineffectiveness recognized on these derivative contracts for the three months ended March 2010 was a loss of $413 million. This loss consisted primarily of the amortization of prepaid credit spreads, and was not material for the three months ended March 2009. The gain/(loss) excluded from the assessment of hedge effectiveness was not material for the three months ended March 2010 and was a loss of $316 million for the three months ended March 2009.

For the three months ended March 2010 and March 2009, the gain on currency derivative contracts accounted for as hedges was $121 million and $153 million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three months ended March 2010 and March 2009.

The firm also has embedded derivatives that have been bifurcated from related borrowings. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings in the firm’s condensed consolidated statements of financial condition, had a net asset carrying value of $95 million and $96 million as of March 2010 and December 2009, respectively. The net asset as of March 2010, which represented 306 contracts, included gross assets of $447 million (primarily comprised of equity and interest rate derivatives) and gross liabilities of $352 million (primarily comprised of interest rate and equity derivatives). The net asset as of December 2009, which represented 297 contracts, included gross assets of $478 million (primarily comprised of equity and interest rate derivatives) and gross liabilities of $382 million (primarily comprised of equity and interest rate derivatives). See Notes 6 and 7 for further information regarding the firm’s unsecured borrowings.

As of March 2010 and December 2009, the firm has designated $3.37 billion and $3.38 billion, respectively, of foreign currency-denominated debt, included in unsecured long-term borrowings and unsecured short-term borrowings in the firm’s condensed consolidated statements of financial condition, as hedges of net investments in non-U.S. subsidiaries. For the three months ended March 2010 and March 2009, the gain on these debt instruments was $12 million and $269 million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the three months ended March 2010 and March 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth by major product type the firm’s gains/(losses) related to trading activities, including both derivative and nonderivative financial instruments, for the three months ended March 2010 and March 2009. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivative contracts are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash and derivatives trading inventory has exposure to foreign currencies and may be economically hedged with foreign currency contracts. The gains/(losses) set forth below are included in “Trading and principal investments” in the condensed consolidated statements of earnings and exclude related interest income and interest expense.

	Three Months
	Ended March
	2010	2009
	(in millions)
Interest rates	$(1,914)	$660
Credit	4,103	1,556
Currencies (1)	3,321	977
Equities	1,573	1,044
Commodities and other	818	1,769

Total	$7,901	$6,006

(1)	Includes gains/(losses) on currency contracts used to economically hedge positions included in other product types in this table.

Certain of the firm’s derivative instruments have been transacted pursuant to bilateral agreements with certain counterparties that may require the firm to post collateral or terminate the transactions based on the firm’s long-term credit ratings. As of March 2010, the aggregate fair value of such derivative contracts that were in a net liability position was $22.42 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $14.80 billion. As of March 2010, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.51 billion and $2.77 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in the firm’s long-term credit ratings. As of December 2009, the aggregate fair value of such derivative contracts that were in a net liability position was $20.85 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $14.48 billion. As of December 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.12 billion and $2.36 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in the firm’s long-term credit ratings.

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

•	Credit default swaps. Single-name credit default swaps protect the buyer against the loss of principal on one or more bonds, loans or mortgages (reference obligations) in the event of a default by the issuer (reference entity). The buyer of protection pays an initial or periodic premium to the seller and receives credit default protection for the period of the contract. If there is no credit default event, as defined by the specific derivative contract, then the seller of protection makes no payments to the buyer of protection. However, if a credit default event occurs, the seller of protection will be required to make a payment to the buyer of protection. Typical credit default events requiring payment include bankruptcy of the reference credit entity, failure to pay the principal or interest, and restructuring of the relevant obligations of the reference entity.

•	Credit indices, baskets and tranches. Credit derivatives may reference a basket of single-name credit default swaps or a broad-based index. Typically, in the event of a default of one of the underlying reference obligations, the protection seller will pay to the protection buyer a pro-rata portion of a transaction’s total notional amount relating to the underlying defaulted reference obligation. In tranched transactions, the credit risk of a basket or index is separated into various portions each having different levels of subordination. The most junior tranches cover initial defaults, and once losses exceed the notional amount of these tranches, the excess is covered by the next most senior tranche in the capital structure.

•	Total return swaps. A total return swap transfers the risks relating to economic performance of a reference obligation from the protection buyer to the protection seller. Typically, the protection buyer receives from the protection seller a floating rate of interest and protection against any reduction in fair value of the reference obligation, and in return the protection seller receives the cash flows associated with the reference obligation, plus any increase in the fair value of the reference obligation.

•	Credit options. In a credit option, the option writer assumes the obligation to purchase or sell a reference obligation at a specified price or credit spread. The option purchaser buys the right to sell the reference obligation to, or purchase it from, the option writer. The payments on credit options depend either on a particular credit spread or the price of the reference obligation.

Substantially all of the firm’s purchased credit derivative transactions are with financial institutions and are subject to stringent collateral thresholds. The firm economically hedges its exposure to written credit derivatives primarily by entering into offsetting purchased credit derivatives with identical underlyings. In addition, upon the occurrence of a specified trigger event, the firm may take possession of the reference obligations underlying a particular written credit derivative, and consequently may, upon liquidation of the reference obligations, recover amounts on the underlying reference obligations in the event of default. As of March 2010, the firm’s written and purchased credit derivatives had total gross notional amounts of $2.37 trillion and $2.53 trillion, respectively, for total net purchased protection of $161.61 billion in notional value. As of December 2009, the firm’s written and purchased credit derivatives had total gross notional amounts of $2.54 trillion and $2.71 trillion, respectively, for total net purchased protection of $164.13 billion in notional value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth certain information related to the firm’s credit derivatives. Fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash paid or received pursuant to credit support agreements, and therefore are not representative of the firm’s exposure.

					Maximum Payout/Notional
	Maximum Payout/Notional Amount				Amount of Purchased		Fair Value of
	of Written Credit Derivatives by Tenor (1)				Credit Derivatives		Written Credit Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased			Net
	0 - 12	1 - 5	or		Credit	Credit			Asset/
	Months	Years	Greater	Total	Derivatives (2)	Derivatives (3)	Asset	Liability	(Liability)
	($ in millions)
As of March 2010
Credit spread on underlying (basis points) (4)
0-250	$255,593	$1,270,269	$400,256	$1,926,118	$1,782,661	$290,037	$37,799	$19,761	$18,038
251-500	10,501	142,331	35,273	188,105	173,539	29,597	6,012	6,084	(72)
501-1,000	12,556	102,082	37,144	151,782	125,875	19,350	4,034	10,550	(6,516)
Greater than 1,000	10,061	72,873	23,481	106,415	77,648	35,323	2,073	44,628	(42,555)

Total	$288,711	$1,587,555	$496,154	$2,372,420	$2,159,723	$374,307	$49,918	$81,023	$(31,105	) (5)

As of December 2009
Credit spread on underlying (basis points) (4)
0-250	$283,353	$1,342,649	$414,809	$2,040,811	$1,884,864	$299,329	$39,740	$13,441	$26,299
251-500	15,151	142,732	39,337	197,220	182,583	27,194	5,008	6,816	(1,808)
501-1,000	10,364	101,621	34,194	146,179	141,317	5,673	2,841	12,448	(9,607)
Greater than 1,000	20,262	107,768	31,208	159,238	117,914	48,699	1,524	60,279	(58,755)

Total	$329,130	$1,694,770	$519,548	$2,543,448	$2,326,678	$380,895	$49,113	$92,984	$(43,871	) (5)

(1)	Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives.

(2)	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

(3)	Comprised of purchased protection in excess of the amount of written protection on identical underlyings and purchased protection on other underlyings on which the firm has not written protection.

(4)	Credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. For example, the firm is least likely to pay or otherwise be required to perform where the credit spread on the underlying is “0-250” basis points and the tenor is “0-12 Months.” The likelihood of payment or performance is generally greater as the credit spread on the underlying and tenor increase.

(5)	These net liabilities differ from the carrying values related to credit derivatives in the firm’s condensed consolidated statements of financial condition because they exclude the effects of both netting under enforceable netting agreements and netting of cash collateral paid or received pursuant to credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Impact of Credit Spreads

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivative contracts through changes in credit mitigants or the sale or unwind of the contracts. The net gain attributable to the impact of changes in credit exposure and credit spreads on derivative contracts (including derivative assets and liabilities and related hedges) was $44 million and $48 million for the three months ended March 2010 and March 2009, respectively.

The following table sets forth the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads.

	Three Months
	Ended March
	2010	2009
	(in millions)
Net gains/(losses) including hedges	$107	$(197)
Net gains/(losses) excluding hedges	109	(192)

The net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and loan commitments for which the fair value option was elected was $1.07 billion and $(1.21) billion for the three months ended March 2010 and March 2009, respectively. The firm attributes changes in the fair value of floating rate loans and loan commitments to changes in instrument-specific credit spreads. For fixed rate loans and loan commitments, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. See below for additional details regarding the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Fair Value Option

Gains/(Losses)

The following table sets forth the gains/(losses) included in earnings for the three months ended March 2010 and March 2009 as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities, as described in Note 2. The table excludes gains and losses related to (i) trading assets, at fair value and trading liabilities, at fair value, (ii) gains and losses on assets and liabilities that would have been accounted for at fair value under other GAAP if the firm had not elected the fair value option, (iii) gains and losses on secured financings related to transfers of financial assets accounted for as financings rather than sales, as such gains and losses are offset by gains and losses on the related financial assets, and (iv) gains and losses on subordinated liabilities issued by consolidated VIEs, as such gains and losses are offset by gains and losses on the financial assets held by the consolidated VIEs.

	Three Months
	Ended March
	2010	2009
	(in millions)
Unsecured long-term borrowings (1)	$84	$(135)
Other secured financings (2)	(4)	25
Unsecured short-term borrowings (3)	13	(67)
Receivables from customers and counterparties (4)	(38)	(2)
Other liabilities and accrued expenses (5)(6)	69	82
Other (7)	(3)	(26)

Total (8)	$121	$(123)

(1)	Excludes gains of $575 million and $1.24 billion for the three months ended March 2010 and March 2009, respectively, related to the embedded derivative component of hybrid financial instruments. Such gains and losses would have been recognized even if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(2)	Excludes gains/(losses) of $(5) million and $19 million for the three months ended March 2010 and March 2009, respectively, related to financings recorded as a result of transactions that were accounted for as secured financings rather than sales. Changes in the fair value of these secured financings are offset by changes in the fair value of the related financial instruments included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

(3)	Excludes losses of $205 million and $305 million for the three months ended March 2010 and March 2009, respectively, related to the embedded derivative component of hybrid financial instruments. Such gains and losses would have been recognized even if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(4)	Primarily consists of losses on certain reinsurance contracts.

(5)	Excludes gains of $107 million for the three months ended March 2010 related to subordinated liabilities issued by consolidated VIEs. Changes in the fair value of these financial instruments are offset by changes in the fair value of the financial assets held by the consolidated VIEs.

(6)	Primarily consists of gains on certain insurance and reinsurance contracts.

(7)	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned within Trading and Principal Investments, and deposits.

(8)	Reported in “Trading and principal investments” in the condensed consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest income” and “Interest expense” in the condensed consolidated statements of earnings, for all instruments other than hybrid financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

All trading assets and trading liabilities are accounted for at fair value either under the fair value option or as required by other accounting standards (principally ASC 320, ASC 940 and ASC 815). Excluding equities commissions of $881 million and $974 million for the three months ended March 2010 and March 2009, respectively, and the gains and losses on the instruments accounted for under the fair value option described above, “Trading and principal investments” in the condensed consolidated statements of earnings primarily represents gains and losses on “Trading assets, at fair value” and “Trading liabilities, at fair value” in the condensed consolidated statements of financial condition.

Loans and Loan Commitments

As of March 2010, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $39.34 billion, including a difference of $34.47 billion related to loans with an aggregate fair value of $4.20 billion that were on nonaccrual status (including loans more than 90 days past due). As of December 2009, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $41.96 billion, including a difference of $36.30 billion related to loans with an aggregate fair value of $4.28 billion that were on nonaccrual status (including loans more than 90 days past due). The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of March 2010 and December 2009, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $955 million and $879 million, respectively, and the related total contractual amount of these lending commitments was $44.48 billion and $44.05 billion, respectively.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $955 million and $752 million as of March 2010 and December 2009, respectively.

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

	As of March 2010		As of December 2009
	Fair Value of	Unfunded	Fair Value of	Unfunded
	Investments	Commitments	Investments	Commitments
	(in millions)
Private equity funds (1)	$7,463	$6,112	$8,229	$5,722
Private debt funds (2)	4,047	3,578	3,628	4,048
Hedge funds (3)	3,038	—	3,133	—
Real estate and other funds (4)	951	2,426	939	2,398

Total	$15,499	$12,116	$15,929	$12,168

(1)	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, and growth investments.

(2)	These funds generally invest in fixed income instruments and are focused on providing private high-yield capital for mid to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers.

(3)	These funds are primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage/special situations and capital structure arbitrage.

(4)	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Collateralized Transactions

The firm receives financial instruments as collateral, primarily in connection with resale agreements, securities borrowed, derivative transactions and customer margin loans. Such financial instruments may include obligations of the U.S. government, federal agencies, sovereigns and corporations, as well as equities and convertible debentures.

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of March 2010 and December 2009, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $615.83 billion and $561.77 billion, respectively, of which the firm delivered or repledged $440.15 billion and $392.89 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Trading assets pledged to counterparties that have the right to deliver or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $43.28 billion and $31.49 billion as of March 2010 and December 2009, respectively. Trading assets, pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $114.42 billion and $109.11 billion as of March 2010 and December 2009, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $7.04 billion and $7.93 billion as of March 2010 and December 2009, respectively.

In addition to repurchase agreements and securities lending agreements, the firm obtains secured funding through the use of other arrangements. Other secured financings include arrangements that are nonrecourse, that is, only the subsidiary that executed the arrangement or a subsidiary guaranteeing the arrangement is obligated to repay the financing. Other secured financings consist of liabilities related to the firm’s William Street credit extension program; consolidated VIEs; collateralized central bank financings and other transfers of financial assets accounted for as financings rather than sales (primarily pledged bank loans and mortgage whole loans); and other structured financing arrangements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other secured financings by maturity are set forth in the table below:

	As of
	March	December
	2010	2009
	(in millions)
Other secured financings (short-term) (1)(2)	$10,842	$12,931
Other secured financings (long-term):
2011	2,316	3,832
2012	4,811	1,726
2013	1,265	1,518
2014	2,122	1,617
2015-thereafter	2,681	2,510

Total other secured financings (long-term) (3)(4)(5)	13,195	11,203

Total other secured financings (6)(7)	$24,037	$24,134

(1)	As of March 2010 and December 2009, consists of U.S. dollar-denominated financings of $4.84 billion and $6.47 billion (including $4.65 billion and $6.15 billion at fair value) and non-U.S. dollar-denominated financings of $6.00 billion and $6.46 billion (including $927 million and $1.08 billion at fair value), respectively. As of March 2010 and December 2009, the U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 4.11% and 3.44%, respectively, and the non-U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 0.92% and 1.57%, respectively, after giving effect to hedging activities.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of March 2010 and December 2009, consists of U.S. dollar-denominated financings of $9.82 billion and $7.28 billion (including $8.35 billion and $5.90 billion at fair value) and non-U.S. dollar-denominated financings of $3.38 billion and $3.92 billion (including $2.06 billion and $2.10 billion at fair value), respectively. As of March 2010 and December 2009, the U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 1.81% and 1.83%, respectively, and the non-U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 2.76% and 2.30%, respectively, after giving effect to hedging activities.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales, debt raised through the William Street credit extension program and certain other nonrecourse financings, exceeded the related fair value by $398 million.

(6)	As of March 2010 and December 2009, $19.71 billion and $18.25 billion, respectively, of these financings were collateralized by trading assets and $4.33 billion and $5.88 billion, respectively, by other assets (primarily real estate and cash). Other secured financings include $9.77 billion and $10.63 billion of nonrecourse obligations as of March 2010 and December 2009, respectively.

(7)	As of March 2010 and December 2009, other secured financings include $8.69 billion and $9.51 billion, respectively, related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition of $8.95 billion and $9.78 billion as of March 2010 and December 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.	Securitization Activities and Variable Interest Entities

Securitization Activities

The firm securitizes residential and commercial mortgages, corporate bonds and other types of financial assets. The firm acts as underwriter of the beneficial interests that are sold to investors. The firm derecognizes financial assets transferred in securitizations, provided it has relinquished control over such assets. Transferred assets are accounted for at fair value prior to securitization. The firm generally receives cash in exchange for the transferred assets. Net revenues related to underwriting activities are recognized in connection with the sales of the underlying beneficial interests to investors.

The firm may have continuing involvement with transferred assets, including: retaining interests in securitized financial assets, primarily in the form of senior or subordinated securities; and retaining servicing rights. The firm may also purchase senior or subordinated securities in connection with secondary market-making activities. Retained interests and other interests related to the firm’s continuing involvement are accounted for at fair value and are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and are generally classified within level 2 of the fair value hierarchy. See Note 2 for additional information regarding fair value measurement.

During the three months ended March 2010, the firm securitized $9.97 billion of financial assets in which the firm had continuing involvement, including $9.96 billion of residential mortgages, primarily in connection with government agency securitizations, and $14 million of other financial assets. During the three months ended March 2009, the firm securitized $3.57 billion of financial assets, including $3.47 billion of residential mortgages, primarily in connection with government agency securitizations, and $95 million of other financial assets. Cash flows received on retained interests were $199 million and $94 million for the three months ended March 2010 and March 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth certain information related to the firm’s continuing involvement in securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement, as of March 2010 and December 2009. The outstanding principal amount set forth in the table below is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement, and is not representative of the firm’s risk of loss. For retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests.

	As of March 2010			As of December 2009
	Outstanding	Fair Value of	Fair Value of	Outstanding	Fair Value of	Fair Value of
	Principal	Retained	Purchased	Principal	Retained	Purchased
	Amount	Interests	Interests (1)	Amount	Interests	Interests (1)
	(in millions)
Residential mortgage-backed (2)	$61,790	$3,160	$10	$59,410	$3,956	$17
Commercial mortgage-backed	11,195	62	138	11,643	56	96
Other (3)	16,907	115	72	17,768	93	54

Total (4)	$89,892	$3,337	$220	$88,821	$4,105	$167

(1)	Comprised of senior and subordinated interests in securitization-related entities purchased in connection with secondary market-making activities in which the firm also holds retained interests. In addition to these interests, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs for which the carrying value was a net liability of $70 million and $87 million as of March 2010 and December 2009, respectively. The notional amounts of these transactions are included in maximum exposure to loss in the nonconsolidated VIE table below.

(2)	Primarily consists of outstanding principal and retained interests related to government agency securitization entities.

(3)	Primarily consists of CDOs backed by corporate and mortgage obligations and CLOs.

(4)	Includes $7.57 billion of outstanding principal amount and $25 million of fair value of retained interests as of March 2010 related to securitization entities in which the firm’s only continuing involvement is retained servicing, which is not a variable interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of March 2010		As of December 2009
	Type of Retained Interests		Type of Retained Interests
	Mortgage-		Mortgage-
	Backed	Other (1)	Backed	Other (1)
	($ in millions)
Fair value of retained interests	$3,222	$115	$4,012	$93

Weighted average life (years)	5.3	4.4	4.4	4.4

Constant prepayment rate (2)	18.6%	N.M.	23.5%	N.M.
Impact of 10% adverse change (2)	$(46)	N.M.	$(44)	N.M.
Impact of 20% adverse change (2)	(86)	N.M.	(92)	N.M.

Discount rate (3)	8.7%	N.M.	8.4%	N.M.
Impact of 10% adverse change	$(78)	N.M.	$(76)	N.M.
Impact of 20% adverse change	(143)	N.M.	(147)	N.M.

(1)	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of March 2010 and December 2009. The firm’s maximum exposure to adverse changes in the value of these interests is the firm’s carrying value of $115 million and $93 million as of March 2010 and December 2009, respectively.

(2)	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

(3)	The majority of the firm’s mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of the firm’s retained interests, the expected credit loss assumptions are reflected within the discount rate.

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

Variable Interest Entities

The firm, in the ordinary course of business, retains interests in VIEs in connection with its securitization activities. The firm also purchases and sells variable interests in VIEs, which primarily issue residential and commercial mortgage-backed and other asset-backed securities, CDOs and CLOs, in connection with its market-making activities and makes investments in and loans to VIEs that hold performing and nonperforming debt, equity, real estate, power-related and other assets. In addition, the firm utilizes VIEs to provide investors with principal-protected notes, credit-linked notes and asset-repackaged notes designed to meet their objectives. VIEs generally purchase assets by issuing debt and equity instruments.

The firm’s variable interests in VIEs include senior and subordinated debt interests in mortgage-backed and asset-backed securitization vehicles, CDOs and CLOs; loan commitments; limited and general partnership interests; preferred and common stock; interest rate, foreign currency, equity, commodity and credit derivatives; and guarantees.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm’s exposure to the obligations of VIEs is generally limited to its interests in these entities. In the tables set forth below, the maximum exposure to loss for retained and purchased interests and loans and investments is the carrying value of these interests. In certain instances, the firm provides guarantees, including derivative guarantees, to VIEs or holders of variable interests in VIEs. For these contracts, maximum exposure to loss set forth in the tables below is the notional amount of such guarantees, which does not represent anticipated losses and also has not been reduced by unrealized losses already recorded by the firm in connection with these guarantees. As a result, the maximum exposure to loss exceeds the firm’s liabilities related to VIEs. The firm has aggregated nonconsolidated VIEs based on principal business activity, as reflected in the tables below. The nature of the firm’s variable interests can take different forms, as described in the rows under maximum exposure to loss.

The following tables set forth total assets in nonconsolidated VIEs in which the firm holds variable interests, the firm’s maximum exposure to loss excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests and the total assets and total liabilities included in the condensed consolidated statements of financial condition related to the firm’s variable interests in these nonconsolidated VIEs. For March 2010, in accordance with ASU Nos. 2009-16 and 2009-17, the following table also includes nonconsolidated VIEs in which the firm holds variable interests (and to which the firm sold assets and has continuing involvement as of March 2010) that were formerly considered to be QSPEs prior to the adoption of these standards.

	As of March 2010
				Real estate,
			Corporate	credit-related	Other
	Mortgage-		CDOs and	and other	asset-	Power-	Investment
	backed (1)		CLOs (1)	investing (2)	backed (1)	related (3)	funds (4)	Total
	(in millions)
Assets in VIE	$78,648	(6)	$22,732	$14,676	$1,781	$580	$1,888	$120,305

Carrying Value of the Firm’s Variable Interests

Assets	$3,773		$1,180	$1,322	$26	$236	$7	$6,544
Liabilities	4		219	173	14	1	—	411

Maximum Exposure to Loss in Nonconsolidated VIEs (5)

Retained interests	$3,197		$102	$—	$13	$—	$—	$3,312
Purchased interests	363		223	—	—	—	—	586
Commitments and guarantees	—		65	276	—	37	—	378	(9)
Derivatives	4,092	(6)(7)	7,258 (8)	—	1,383	—	—	12,733	(9)
Loans and investments	165		—	1,322	—	236	7	1,730

Total	$7,817		$7,648	$1,598	$1,396	$273	$7	$18,739

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of December 2009
			Real estate,
		Corporate	credit-related	Other		Principal-
	Mortgage	CDOs and	and other	asset-	Power-	protected
	CDOs (1)	CLOs (1)	investing (2)	backed (1)	related (3)	notes (10)	Total
	(in millions)
Assets in VIE	$9,114	$32,490	$22,618	$497	$592	$2,209	$67,520

Carrying Value of the Firm’s Variable Interests

Assets	$182	$834	$2,386	$16	$224	$12	$3,654
Liabilities	10	400	204	12	3	1,357	1,986

Maximum Exposure to Loss in Nonconsolidated VIEs (5)

Retained and purchased interests	135	259	—	—	—	—	394
Commitments and guarantees	—	3	397	—	37	—	437	(9)
Derivatives	4,111 (7)	7,577 (8)	—	497	—	2,512	14,697	(9)
Loans and investments	—	—	2,425	—	224	—	2,649

Total	$4,246	$7,839	$2,822	$497	$261	$2,512	$18,177

(1)	These VIEs are generally financed through the issuance of debt instruments collateralized by assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Trading liabilities, at fair value,” respectively, in the condensed consolidated statements of financial condition.

(2)	The firm obtains interests in these VIEs in connection with making investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities. These VIEs are generally financed through the issuance of debt and equity instruments which are either collateralized by or indexed to assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Other assets,” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statements of financial condition.

(3)	These VIEs are financed through the issuance of debt instruments. Assets and liabilities held by the firm related to these VIEs are included in “Other assets” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statements of financial condition.

(4)	These VIEs are generally financed through the issuance of equity instruments. Assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statement of financial condition.

(5)	Such amounts do not represent the anticipated losses in connection with these transactions because they exclude the effect of offsetting financial instruments that are held to mitigate these risks.

(6)	Assets in VIE and maximum exposure to loss include $7.15 billion and $4.09 billion, respectively, related to CDOs backed by mortgage obligations.

(7)	Primarily consists of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(8)	Primarily consists of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

(9)	The aggregate amounts include $4.53 billion and $4.66 billion as of March 2010 and December 2009, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

(10)	Consists of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing. Assets related to these VIEs are included in “Trading assets, at fair value” and liabilities related to these VIEs are included in “Other secured financings,” “Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings” or “Unsecured long-term borrowings” in the condensed consolidated statement of financial condition. Assets in VIE, carrying value of liabilities and maximum exposure to loss exclude $3.97 billion as of December 2009, associated with guarantees related to the firm’s performance under borrowings from the VIE, which are recorded as liabilities in the condensed consolidated statement of financial condition. Substantially all of the liabilities included in the table above relate to additional borrowings from the VIE associated with principal protected notes guaranteed by the firm. These VIEs were consolidated by the firm upon adoption of ASU No. 2009-17.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth the carrying amount and classification of the firm’s assets and liabilities, excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with its variable interests, in consolidated VIEs. For March 2010, in accordance with ASU No. 2009-17, the following table excludes VIEs in which the firm holds a majority voting interest if (i) the VIE meets the definition of a business as defined in ASC 805 and (ii) the VIE’s assets can be used for purposes other than the settlement of its obligations. For December 2009, prior to the adoption of ASU No. 2009-17, the following table excludes VIEs in which the firm holds a majority voting interest unless the activities of the VIE are primarily related to securitization, asset-backed financings or single-lessee leasing arrangements. The increase in total assets of consolidated VIEs from December 2009 to March 2010 is primarily related to (i) VIEs that are required to be disclosed in accordance with ASU No. 2009-17 that were not required to be disclosed under previous GAAP, as described above, and (ii) VIEs that were consolidated by the firm upon adoption of ASU No. 2009-17.

The firm has aggregated consolidated VIEs based on principal business activity, as reflected in the table below. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a nonrecourse basis.

	As of March 2010
			CDOs,
	Real estate,		mortgage-
	credit-related		backed and	Principal-
	and other	Municipal bond	other asset-	protected
	investing (1)	securitizations (2)	backed (3)	notes (4)	Total
	(in millions)
Assets (5)
Cash and cash equivalents	$248	$—	$160	$375	$783
Cash and securities segregated for regulatory and other purposes	149	—	—	—	149
Receivables from brokers, dealers and clearing organizations	11	—	1	—	12
Receivables from customers and counterparties	2	—	48	—	50
Trading assets, at fair value	3,271	704	416	797	5,188
Other assets	3,668	—	546	—	4,214

Total	$7,349	$704	$1,171	$1,172	$10,396

Liabilities
Other secured financings	$2,997	$803	$1,058	$3,227	$8,085
Payables to customers and counterparties	4	—	32	—	36
Trading liabilities, at fair value	—	—	6	—	6
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	234	—	—	2,956	3,190
Unsecured long-term borrowings	27	—	—	157	184
Other liabilities and accrued expenses	2,435	—	24	—	2,459

Total	$5,697	$803	$1,120	$6,340	$13,960

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of December 2009
			CDOs,
	Real estate,		mortgage-		Foreign
	credit-related		backed and	Principal-	exchange
	and other	Municipal bond	other asset-	protected	and
	investing (1)	securitizations (2)	backed (3)	notes (4)	commodities	Total
	(in millions)
Assets
Cash and cash equivalents	$13	$—	$—	$—	$13	$26
Receivables from customers and counterparties	1	—	—	—	—	1
Trading assets, at fair value	721	679	639	214	134	2,387
Other assets	207	—	—	—	80	287

Total	$942	$679	$639	$214	$227	$2,701

Liabilities
Securities sold under agreements to repurchase, at fair value	$—	$—	$432	$—	$—	$432
Other secured financings	620	782	151	—	—	1,553
Payables to customers and counterparties	1	—	—	—	—	1
Trading liabilities, at fair value	—	—	—	—	169	169
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	—	214	—	214
Other liabilities and accrued expenses	59	—	—	—	10	69

Total	$680	$782	$583	$214	$179	$2,438

(1)	These VIEs are generally financed through the issuance of subordinated liabilities and debt and equity instruments. The VIE liabilities are generally collateralized by or indexed to the related VIE assets and generally do not provide for recourse to the general credit of the firm.

(2)	These VIEs are generally financed through the issuance of debt instruments and the VIE liabilities are partially collateralized by the related VIE assets.

(3)	These VIEs are generally financed through the issuance of debt instruments collateralized by assets held by the VIE and the VIE liabilities generally do not provide for recourse to the general credit of the firm.

(4)	These VIEs are financed through the issuance of debt instruments.

(5)	Substantially all VIE assets can be used only to settle obligations of the VIE.

The firm did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of March 2010 or December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Deposits

The following table sets forth deposits as of March 2010 and December 2009:

	As of
	March	December
	2010	2009
	(in millions)
U.S. offices (1)	$31,381	$32,797
Non-U.S. offices (2)	7,050	6,621

Total	$38,431	$39,418

(1)	Substantially all U.S. deposits were interest-bearing and were held at GS Bank USA.

(2)	Substantially all non-U.S. deposits were interest-bearing and were held at Goldman Sachs Bank (Europe) PLC (GS Bank Europe).

Included in the above table are time deposits of $9.46 billion and $9.30 billion as of March 2010 and December 2009, respectively. The following table sets forth the maturities of time deposits as of March 2010:

	As of March 2010
	U.S.	Non-U.S.	Total
	(in millions)
2010	$1,416	$1,072	$2,488
2011	1,630	24	1,654
2012	886	—	886
2013	1,830	—	1,830
2014	484	—	484
2015-thereafter	2,121	—	2,121

Total	$8,367	$1,096	$9,463

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.	Short-Term Borrowings

As of March 2010 and December 2009, short-term borrowings were $51.62 billion and $50.45 billion, respectively, comprised of $10.84 billion and $12.93 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $40.78 billion and $37.52 billion, respectively, of unsecured short-term borrowings. See Note 3 for information on other secured financings.

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

Unsecured short-term borrowings are set forth below:

	As of
	March	December
	2010	2009
	(in millions)
Current portion of unsecured long-term borrowings (1)	$19,210	$17,928
Hybrid financial instruments	13,302	10,741
Promissory notes	2,402	2,119
Commercial paper	1,328	1,660
Other short-term borrowings	4,542	5,068

Total (2)	$40,784	$37,516

(1)	Includes $3.73 billion and $1.73 billion as of March 2010 and December 2009, respectively, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(2)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 1.71% and 1.31% as of March 2010 and December 2009, respectively, and excluded financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.	Long-Term Borrowings

As of March 2010 and December 2009, long-term borrowings were $193.61 billion and $196.29 billion, respectively, comprised of $13.20 billion and $11.20 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $180.41 billion and $185.09 billion, respectively, of unsecured long-term borrowings. See Note 3 for information regarding other secured financings.

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings.

Unsecured long-term borrowings are set forth below:

	As of
	March	December
	2010	2009
	(in millions)
Fixed rate obligations (1)	$116,434	$117,413
Floating rate obligations (2)	63,980	67,672

Total (3)	$180,414	$185,085

(1)	As of March 2010 and December 2009, $77.54 billion and $79.12 billion, respectively, of the firm’s fixed rate debt obligations were denominated in U.S. dollars and interest rates ranged from 1.63% to 10.04% as of both March 2010 and December 2009. As of March 2010 and December 2009, $38.89 billion and $38.29 billion, respectively, of the firm’s fixed rate debt obligations were denominated in non-U.S. dollars and interest rates ranged from 0.80% to 8.64% and 0.80% to 7.45%, respectively.

(2)	As of March 2010 and December 2009, $31.92 billion and $32.26 billion, respectively, of the firm’s floating rate debt obligations were denominated in U.S. dollars. As of March 2010 and December 2009, $32.06 billion and $35.41 billion, respectively, of the firm’s floating rate debt obligations were denominated in non-U.S. dollars. Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $16.96 billion and $19.03 billion as of March 2010 and December 2009, respectively, guaranteed by the FDIC under the TLGP.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Unsecured long-term borrowings by maturity date are set forth below:

As of
March 2010
(in millions)
2011	$17,871
2012	25,695
2013	22,864
2014	17,872
2015	13,804
2016-thereafter	82,308

Total (1)(2)(3)(4)	$180,414

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Amount includes an increase of $6.44 billion to the carrying amount of certain of the firm’s unsecured long-term borrowings related to fair value hedges. The amounts related to the carrying value of the firm’s unsecured long-term borrowings associated with fair value hedges by year of maturity are as follows: $71 million in 2011, $520 million in 2012, $730 million in 2013, $710 million in 2014, $322 million in 2015 and $4.08 billion in 2016 and thereafter.

(4)	The aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $557 million.

The firm designates certain derivative contracts as fair value hedges to effectively convert a substantial portion of its unsecured long-term borrowings which are not accounted for at fair value into floating rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of March 2010 and December 2009. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to the widening of the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of less than 1% as of both March 2010 and December 2009.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	March 2010		December 2009
	Amount	Rate	Amount	Rate
	($ in millions)
Fixed rate obligations	$5,756	4.93%	$4,320	5.49%
Floating rate obligations (1)(2)	174,658	1.57	180,765	1.33

Total	$180,414	1.68	$185,085	1.42

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through hedge accounting.

(2)	The weighted average interest rates as of March 2010 and December 2009 excluded financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Subordinated Borrowings

As of March 2010 and December 2009, unsecured long-term borrowings were comprised of subordinated borrowings with outstanding principal amounts of $19.00 billion and $19.16 billion, respectively, as set forth below.

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

Subordinated Debt.  As of March 2010, the firm had $13.91 billion of other subordinated debt outstanding with maturities ranging from 2012 to 2038. The effective weighted average interest rate on this debt was 1.03%, after giving effect to fair value hedges that effectively convert fixed rate obligations into floating rate obligations. As of December 2009, the firm had $14.07 billion of other subordinated debt outstanding with maturities ranging from 2012 to 2038. The effective weighted average interest rate on this debt was 1.51%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. This debt is junior in right of payment to all of the firm’s senior indebtedness.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes the firm’s commitments as of March 2010 and December 2009:

	Commitment Amount by Period
	of Expiration as of March 2010				Total Commitments as of
	Remainder	2011-	2013-	2015-	March	December
	of 2010	2012	2014	Thereafter	2010	2009
	(in millions)
Commitments to extend credit (1)
Commercial lending:
Investment-grade	$3,279	$6,185	$1,296	$—	$10,760	$11,415
Non-investment-grade	4,664	3,953	2,133	1,493	12,243	8,153
William Street credit extension program	3,948	18,398	3,263	319	25,928	25,218
Warehouse financing	15	—	—	—	15	12

Total commitments to extend credit	11,906	28,536	6,692	1,812	48,946	44,798
Forward starting resale and securities borrowing agreements	58,751	—	—	—	58,751	34,844
Forward starting repurchase and securities lending agreements	15,975	—	—	—	15,975	10,545
Underwriting commitments	75	—	—	—	75	1,811
Letters of credit (2)	1,516	268	146	4	1,934	1,804
Investment commitments (3)	2,137	9,080	172	1,146	12,535	13,240
Other (4)	179	54	41	31	305	380

Total commitments	$90,539	$37,938	$7,051	$2,993	$138,521	$107,422

(1)	Commitments to extend credit are presented net of amounts syndicated to third parties.

(2)	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

(3)	Consists of the firm’s commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages in connection with its merchant banking and other investing activities, consisting of $2.43 billion and $2.46 billion as of March 2010 and December 2009, respectively, related to real estate private investments and $10.11 billion and $10.78 billion as of March 2010 and December 2009, respectively, related to corporate and other private investments. Such commitments include $11.43 billion and $11.38 billion as of March 2010 and December 2009, respectively, of commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

(4)	Includes commitments of $52 million and $104 million as of March 2010 and December 2009, respectively, related to the firm’s new headquarters in New York City.

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

•	Commercial lending commitments. The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm may syndicate all or substantial portions of these commitments in the future, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

•	William Street credit extension program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, GS Bank USA and other subsidiaries of GS Bank USA. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of GS Bank USA. The assets and liabilities of Commitment Corp. and Funding Corp. are legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection had been provided as of both March 2010 and December 2009. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of commercial mortgages as of March 2010 and December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below:

As of
March 2010
(in millions)
Remainder of 2010	$376
2011	416
2012	349
2013	306
2014	202
2015-thereafter	1,559

Total	$3,208

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

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $6.29 billion and $6.35 billion of contract holder account balances as of March 2010 and December 2009, respectively, for such benefits. The weighted average attained age of these contract holders was 68 years as of both March 2010 and December 2009. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.88 billion and $1.96 billion as of March 2010 and December 2009, respectively. See Note 12 for more information on the firm’s insurance liabilities.

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

The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of March 2010. Derivative contracts set forth below include written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. See Note 3 for information regarding credit derivative contracts that meet the definition of a guarantee, which are not included below.

		Maximum Payout/
	Carrying	Notional Amount by Period of Expiration (1)
	Value of		2011-	2013-	2015-
	Net Liability	2010	2012	2014	Thereafter	Total
	(in millions)
As of March 2010
Derivatives (2)	$6,598	$155,292	$173,598	$51,637	$63,701	$444,228
Securities lending indemnifications (3)	—	27,728	—	—	—	27,728
Other financial guarantees (4)	190	352	329	344	961	1,986

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	Because derivative contracts are accounted for at fair value, carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash paid pursuant to credit support agreements. These derivative contracts are risk managed together with derivative contracts that do not meet the definition of a guarantee under ASC 460 and, therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2009, the carrying value of the net liability related to derivative guarantees was $7.22 billion.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $28.58 billion as of March 2010. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities on loan from the borrower, there is minimal performance risk associated with these guarantees.

(4)	As of December 2009, the carrying value of the net liability related to other financial guarantees was $207 million.

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

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of March 2010 and December 2009.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of March 2010 and December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.	Shareholders’ Equity

Common and Preferred Equity

On April 19, 2010, the Board of Directors of Group Inc. (Board) declared a dividend of $0.35 per common share to be paid on June 29, 2010 to common shareholders of record on June 1, 2010.

During the three months ended March 2010, the firm repurchased 13.2 million shares of its common stock at an average cost per share of $172.15, for a total cost of $2.27 billion. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying RSUs, the firm cancelled 6.1 million of RSUs with a total value of $962 million during the three months ended March 2010.

The firm’s share repurchase program is intended to substantially offset increases in share count over time resulting from employee share-based compensation and to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by the firm’s issuance of shares resulting from employee share-based compensation as well as its current and projected capital position (i.e., comparisons of the firm’s desired level of capital to its actual level of capital), but which may also be influenced by general market conditions and the prevailing price and trading volumes of the firm’s common stock. Any repurchase of the firm’s common stock requires approval by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

As of March 2010, the firm had 174,000 shares of perpetual preferred stock issued and outstanding as set forth in the following table:

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

On April 19, 2010, the Board declared dividends of $231.77, $387.50, $247.22 and $247.22 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, to be paid on May 10, 2010 to preferred shareholders of record on April 25, 2010. In addition, the Board declared a dividend of $2,500 per share of Series G Preferred Stock to be paid on May 10, 2010 to preferred shareholders of record on April 25, 2010.

Accumulated Other Comprehensive Income

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	March	December
	2010	2009
	(in millions)
Currency translation adjustment, net of tax	$(136)	$(132)
Pension and postretirement liability adjustments, net of tax	(311)	(317)
Net unrealized gains on available-for-sale securities, net of tax (1)	91	87

Total accumulated other comprehensive loss, net of tax	$(356)	$(362)

(1)	Consists of net unrealized gains of $88 million and $84 million on available-for-sale securities held by the firm’s insurance subsidiaries as of March 2010 and December 2009, respectively, and net unrealized gains of $3 million on available-for-sale securities held by investees accounted for under the equity method as of both March 2010 and December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months
	Ended March
	2010	2009
	(in millions, except
	per share amounts)
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$3,296	$1,659

Denominator for basic EPS — weighted average number of common shares	546.0	477.4
Effect of dilutive securities (1)
RSUs	12.3	9.3
Stock options and warrants	31.7	2.5

Dilutive potential common shares	44.0	11.8

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	590.0	489.2

Basic EPS (2)	$6.02	$3.48
Diluted EPS	5.59	3.39

(1)	The diluted EPS computations do not include the antidilutive effect of RSUs, stock options and warrants as follows:

	Three Months
	Ended March
	2010	2009
	(in millions)

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	6.0	92.7

(2)	Unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating earnings per common share. The impact of applying this methodology was a reduction to basic earnings per common share of $0.02 for the three months ended March 2010. There was no impact to basic earnings per common share for the three months ended March 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	March	December
	2010	2009
	(in millions)
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	297	265
Equities (1)	2,389	2,389
Principal Investments	84	84
Asset Management and Securities Services
Asset Management (2)	563	563
Securities Services	117	117

Total	$3,575	$3,543

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets:

		As of
		March	December
		2010	2009
		(in millions)

Customer lists (1)	Gross carrying amount	$1,118	$1,117
	Accumulated amortization	(488)	(472)

	Net carrying amount	$630	$645

Broadcast	Gross carrying amount	$560	$—
royalties (2)	Accumulated amortization	(15)	—

	Net carrying amount	$545	$—

Commodities-related	Gross carrying amount	$553	$40
intangibles (3)	Accumulated amortization	(10)	(10)

	Net carrying amount	$543	$30

NYSE DMM rights	Gross carrying amount	$714	$714
	Accumulated amortization	(304)	(294)

	Net carrying amount	$410	$420

Insurance-related	Gross carrying amount	$292	$292
intangibles (4)	Accumulated amortization	(140)	(142)

	Net carrying amount	$152	$150

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF) lead	Accumulated amortization	(50)	(48)

market maker rights	Net carrying amount	$88	$90

Other (5)	Gross carrying amount	$120	$130
	Accumulated amortization	(80)	(88)

	Net carrying amount	$40	$42

Total	Gross carrying amount	$3,495	$2,431
	Accumulated amortization	(1,087)	(1,054)

	Net carrying amount	$2,408	$1,377

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Represents television broadcast royalties held by a VIE consolidated upon adoption of ASU No. 2009-17.

(3)	Primarily includes commodity-related customer contracts and relationships, permits and access rights acquired during the first quarter of 2010.

(4)	Primarily includes VOBA related to the firm’s insurance businesses.

(5)	Primarily includes marketing-related assets and other contractual rights.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives. The weighted average remaining life of the firm’s identifiable intangible assets is approximately 11 years. “Depreciation and amortization” in the condensed consolidated statements of earnings includes amortization related to identifiable intangible assets of $44 million and $38 million for the three months ended March 2010 and March 2009, respectively.

The estimated future amortization for existing identifiable intangible assets through 2015 is set forth below:

As of
March 2010
(in millions)
Remainder of 2010	$216
2011	282
2012	274
2013	264
2014	206
2015	185

Note 12.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, non-financial assets. The following table sets forth the firm’s other assets by type:

	As of
	March	December
	2010	2009
	(in millions)
Property, leasehold improvements and equipment (1)(2)	$12,322	$11,380
Goodwill and identifiable intangible assets (3)	5,983	4,920
Income tax-related assets	6,751	7,937
Equity-method investments (4)	1,374	1,484
Miscellaneous receivables and other	3,894	3,747

Total	$30,324	$29,468

(1)	Net of accumulated depreciation and amortization of $7.50 billion and $7.28 billion as of March 2010 and December 2009, respectively.

(2)	Includes $5.99 billion and $5.90 billion as of March 2010 and December 2009, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities consolidated by the firm. The increase in property, leasehold improvements and equipment from December 2009 to March 2010 is primarily related to consolidated VIEs.

(3)	See Note 11 for further information regarding the firm’s goodwill and identifiable intangible assets.

(4)	Excludes investments of $3.85 billion and $2.95 billion accounted for at fair value under the fair value option as of March 2010 and December 2009, respectively, which are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition. The increase in investments accounted for at fair value under the fair value option from December 2009 to March 2010 is primarily related to investments held by VIEs consolidated upon adoption of ASU No. 2009-17.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	March	December
	2010	2009
	(in millions)
Compensation and benefits	$6,497	$11,170
Insurance-related liabilities (1)	11,829	11,832
Noncontrolling interests (2)	984	960
Income tax-related liabilities	3,701	4,022
Employee interests in consolidated funds	466	416
Subordinated liabilities issued by consolidated VIEs	2,020 (3)	612
Accrued expenses and other	4,236	4,843

Total	$29,733	$33,855

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	March	December
	2010	2009
	(in millions)

Separate account liabilities	$4,202	$4,186
Liabilities for future benefits and unpaid claims	6,557	6,484
Contract holder account balances	814	874
Reserves for guaranteed minimum death and income benefits	256	288

Total insurance-related liabilities	$11,829	$11,832

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.37 billion and $1.29 billion as of March 2010 and December 2009, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $875 million and $870 million as of March 2010 and December 2009, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders. Liabilities for future benefits and unpaid claims include $1.79 billion and $1.84 billion carried at fair value under the fair value option as of March 2010 and December 2009, respectively.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $616 million and $598 million related to consolidated investment funds as of March 2010 and December 2009, respectively.

(3)	Includes $1.50 billion related to entities consolidated upon adoption of ASU No. 2009-17.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $553 million and $593 million for the three months ended March 2010 and March 2009, respectively. As of March 2010 and December 2009, the fees receivable from these funds were $832 million and $1.04 billion, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $13.68 billion and $13.84 billion as of March 2010 and December 2009, respectively. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 8 for the firm’s commitments related to these funds.

Note 14.	Income Taxes

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. The firm does not expect unrecognized tax benefits to change significantly during the twelve months subsequent to March 2010.

Below is a table of the earliest tax years that remain subject to examination by major jurisdiction:

	As of
Jurisdiction	March 2010
U.S. Federal	2005	(1)
New York State and City	2004	(2)
United Kingdom	2005
Japan	2005	(3)
Hong Kong	2003
Korea	2003

(1)	IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed but the liabilities for those years are not yet final.

(2)	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

(3)	Japan National Tax Agency examination of fiscal 2005 through 2009 began during the first quarter of 2010.

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

The Federal Reserve Board is the primary U.S. regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, the firm is subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. The firm’s bank depository institution subsidiaries, including GS Bank USA, are subject to similar capital requirements. Under the Federal Reserve Board’s capital adequacy requirements and the regulatory framework for prompt corrective action (PCA) that is applicable to GS Bank USA, the firm and its bank depository institution subsidiaries must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. The firm and its bank depository institution subsidiaries’ capital amounts, as well as GS Bank USA’s PCA classification, are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Many of the firm’s subsidiaries, including Goldman, Sachs & Co. (GS&Co.) and the firm’s other broker-dealer subsidiaries, are subject to separate regulation and capital requirements as described below.

The following table sets forth information regarding Group Inc.’s capital ratios as of March 2010 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). These ratios are used by the Federal Reserve Board and other U.S. federal banking agencies in the supervisory review process, including the assessment of the firm’s capital adequacy.

As of
March 2010
($ in millions)
Tier 1 capital	$68,472
Tier 2 capital	13,541
Total capital	82,013
Risk-weighted assets	455,790
Tier 1 capital ratio	15.0%
Total capital ratio	18.0%
Tier 1 leverage ratio	8.1%

Risk-Weighted Assets (RWAs) under the Federal Reserve Board’s risk-based capital guidelines are calculated based on the amount of market risk and credit risk. RWAs for market risk are determined by reference to the firm’s VaR models, supplemented by other measures to capture risks not reflected in the firm’s VaR models. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm, or other entity (or if collateral is held, depending on the nature of the collateral).

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

The following table sets forth information regarding GS Bank USA’s capital ratios under Basel I as implemented by the Federal Reserve Board, as of March 2010:

As of
March 2010
Tier 1 capital ratio	17.5%
Total capital ratio	22.4%
Tier 1 leverage ratio	18.9%

GS Bank USA is currently working to implement the Basel II framework. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to transition to Basel II over the next several years.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $16.53 billion and $27.43 billion as of March 2010 and December 2009, respectively, which exceeded required reserve amounts by $15.77 billion and $25.86 billion as of March 2010 and December 2009, respectively. GS Bank Europe, a wholly owned credit institution, is regulated by the Irish Financial Services Regulatory Authority and is subject to minimum capital requirements. As of March 2010 and December 2009, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

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

The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of March 2010, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $11.60 billion, which exceeded the amount required by $9.59 billion. As of March 2010, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.92 billion, which exceeded the amount required by $1.80 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of March 2010 and December 2009, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are part of the Lloyd’s market (which is regulated by the U.K.’s Financial Services Authority (FSA)) and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of March 2010 and December 2009.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of March 2010 and December 2009, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of March 2010 and December 2009, these subsidiaries were in compliance with their local capital adequacy requirements.

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

In reporting to management, the firm’s operating results are categorized into the following three business segments: Investment Banking, Trading and Principal Investments, and Asset Management and Securities Services. See Note 18 to the consolidated financial statements in Part II, Item 8 of the firm’s Annual Report on Form 10-K for the fiscal year ended December 2009 for a discussion of the basis of presentation for the firm’s business segments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months
		Ended March
		2010	2009
		(in millions)

Investment	Net revenues	$1,184	$823
Banking	Operating expenses	950	705

	Pre-tax earnings	$234	$118

	Segment assets	$1,541	$1,479

Trading and	Net revenues	$10,250	$7,150
Principal	Operating expenses	5,565	4,873

Investments	Pre-tax earnings	$4,685	$2,277

	Segment assets	$685,937	$706,647

Asset Management	Net revenues	$1,341	$1,452
and Securities	Operating expenses	1,080	1,205

Services	Pre-tax earnings	$261	$247

	Segment assets	$193,050	$217,164

Total	Net revenues (1)(2)	$12,775	$9,425
	Operating expenses (3)	7,616	6,796

	Pre-tax earnings (4)	$5,159	$2,629

	Total assets	$880,528	$925,290

(1)	Net revenues include net interest income as set forth in the table below:

	Three Months
	Ended March
	2010	2009
	(in millions)

Investment Banking	$—	$—
Trading and Principal Investments	1,055	1,444
Asset Management and Securities Services	363	463

Total net interest	$1,418	$1,907

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(2)	Net revenues include non-interest revenues as set forth in the table below:

	Three Months
	Ended March
	2010	2009
	(in millions)

Investment banking fees	$1,184	$823
Equities commissions	881	974
Asset management and other fees	978	989
Trading and principal investments revenues	8,314	4,732

Total non-interest revenues	$11,357	$7,518

Trading and principal investments revenues include $26 million and $6 million for the three months ended March 2010 and March 2009, respectively, of realized gains on securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale.

(3)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $21 million and $13 million for the three months ended March 2010 and March 2009, respectively, that have not been allocated to the firm’s segments.

(4)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months
	Ended March
	2010	2009
	(in millions)

Investment Banking	$44	$37
Trading and Principal Investments	270	523
Asset Management and Securities Services	61	89

Total depreciation and amortization	$375	$649

Geographic Information

Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. Since a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients, the methodology for allocating the firm’s profitability to geographic regions is dependent on estimates and management judgment. Specifically, in interim periods, the firm allocates compensation and benefits to geographic regions based upon the firmwide compensation to net revenues ratio. In the fourth quarter when compensation by employee is finalized, compensation and benefits are allocated to the geographic regions based upon total actual compensation during the fiscal year. See Note 18 to the consolidated financial statements in Part II, Item 8 of the firm’s Annual Report on Form 10-K for the fiscal year ended December 2009 for a discussion of the method of allocating by geographic region.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings for each geographic region:

	Three Months Ended March
	2010		2009
	($ in millions)
Net revenues
Americas (1)	$7,131	55%	$6,473	69%
EMEA (2)	3,905	31	1,886	20
Asia	1,739	14	1,066	11

Total net revenues	$12,775	100%	$9,425	100%

Pre-tax earnings
Americas (1)	$2,764	53%	$2,145	N.M.
EMEA (2)	1,800	35	579	N.M.
Asia	616	12	(82)	N.M.
Corporate (3)	(21)	N.M.	(13)	N.M.

Total pre-tax earnings	$5,159	100%	$2,629	100%

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Consists of net provisions for a number of litigation and regulatory proceedings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 17.	Interest Income and Interest Expense

The following table sets forth the details of the firm’s interest income and interest expense:

	Three Months
	Ended March
	2010	2009
	(in millions)
Interest income (1)
Deposits with banks	$15	$22
Securities borrowed, securities purchased under agreements to resell and federal funds sold	79	551
Trading assets, at fair value	2,621	3,158
Other interest (2)	286	631

Total interest income	$3,001	$4,362

Interest expense
Deposits	$68	$150
Securities loaned and securities sold under agreements to repurchase, at fair value	136	545
Trading liabilities, at fair value	495	463
Short-term borrowings (3)	118	240
Long-term borrowings (4)	746	949
Other interest (5)	20	108

Total interest expense	$1,583	$2,455

Net interest income	$1,418	$1,907

(1)	Interest income is recorded on an accrual basis based on contractual interest rates.

(2)	Primarily includes interest income on customer debit balances and other interest-earning assets.

(3)	Includes interest on unsecured short-term borrowings and short-term other secured financings.

(4)	Includes interest on unsecured long-term borrowings and long-term other secured financings.

(5)	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of March 31, 2010, the related condensed consolidated statements of earnings for the three months ended March 31, 2010 and March 27, 2009, the condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2010, the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and March 27, 2009, and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2010 and March 27, 2009. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2009, and the related consolidated statements of earnings, changes in shareholders’ equity, cash flows and comprehensive income for the year then ended (not presented herein), and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2009 and the condensed consolidated statement of changes in shareholders’ equity for the year ended December 31, 2009, is fairly stated in all material respects in relation to the consolidated financial statements from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York
May 7, 2010

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Shareholders’ Equity

The following table sets forth a summary of consolidated average balances and interest rates for the three months ended March 2010 and March 2009:

	Three Months Ended March
	2010			2009
			Average			Average
	Average		rate	Average		rate
	balance	Interest	(annualized)	balance	Interest	(annualized)
	(in millions, except rates)

Assets
Deposits with banks	$25,706	$15	0.24%	$20,880	$22	0.42%
U.S.	19,941	11	0.22	18,422	13	0.28
Non-U.S.	5,765	4	0.28	2,458	9	1.47
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	352,607	79	0.09	355,278	551	0.62
U.S.	242,394	(27)	(0.05)	264,440	161	0.24
Non-U.S.	110,213	106	0.39	90,838	390	1.72
Trading assets (1)(2)	270,056	2,621	3.94	295,731	3,158	4.28
U.S.	186,455	1,964	4.27	218,423	2,576	4.73
Non-U.S.	83,601	657	3.19	77,308	582	3.02
Other interest-earning assets (3)	108,298	286	1.07	159,932	631	1.58
U.S.	75,028	146	0.79	110,069	362	1.32
Non-U.S.	33,270	140	1.71	49,863	269	2.16

Total interest-earning assets	756,667	3,001	1.61	831,821	4,362	2.10
Cash and due from banks	2,690			3,259
Other noninterest-earning assets (2)	109,130			144,543

Total assets	$868,487			$979,623

Liabilities
Interest-bearing deposits	$39,026	$68	0.71%	$39,525	$150	1.52%
U.S.	32,336	63	0.79	34,268	136	1.59
Non-U.S.	6,690	5	0.30	5,257	14	1.07
Securities loaned and securities sold under agreements to repurchase, at fair value	149,691	136	0.37	187,292	545	1.17
U.S.	107,259	55	0.21	136,737	149	0.44
Non-U.S.	42,432	81	0.77	50,555	396	3.14
Trading liabilities (1)(2)	83,875	495	2.39	63,285	463	2.93
U.S.	45,440	229	2.04	31,008	152	1.97
Non-U.S.	38,435	266	2.81	32,277	311	3.86
Commercial paper	1,693	1	0.26	669	3	1.80
U.S.	322	—	0.10	384	3	3.13
Non-U.S.	1,371	1	0.30	285	—	0.27
Other borrowings (4)(5)	49,261	117	0.96	74,227	237	1.28
U.S.	29,520	98	1.35	49,153	207	1.69
Non-U.S.	19,741	19	0.39	25,074	30	0.48
Long-term borrowings (5)(6)	193,471	746	1.56	200,733	949	1.90
U.S.	182,695	679	1.51	189,497	874	1.85
Non-U.S.	10,776	67	2.52	11,236	75	2.68
Other interest-bearing liabilities (7)	189,072	20	0.04	226,534	108	0.19
U.S.	143,894	(84)	(0.24)	158,849	(73)	(0.18)
Non-U.S.	45,178	104	0.93	67,685	181	1.07

Total interest-bearing liabilities	706,089	1,583	0.91	792,265	2,455	1.24
Noninterest-bearing deposits	239			83
Other noninterest-bearing liabilities (2)	89,727			124,214

Total liabilities	796,055			916,562

Shareholders’ equity
Preferred stock	6,957			16,495
Common stock	65,475			46,566

Total shareholders’ equity	72,432			63,061
Total liabilities, preferred stock and shareholders’ equity	$868,487			$979,623

Interest rate spread			0.70%			0.86%
Net interest income and net yield on interest-earning assets		$1,418	0.76		$1,907	0.92
U.S.		1,054	0.82		1,664	1.09
Non-U.S.		364	0.63		243	0.44
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			30.77%			26.50%
Liabilities			23.31			24.28

STATISTICAL DISCLOSURES

(1)	Consists of cash trading instruments, including equity securities and convertible debentures.

(2)	Derivative instruments are included in other noninterest-earning assets and other noninterest-bearing liabilities.

(3)	Primarily consists of cash and securities segregated for regulatory and other purposes and receivables from customers and counterparties.

(4)	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

(5)	Interest rates include the effects of interest rate swaps accounted for as hedges.

(6)	Consists of long-term other secured financings and unsecured long-term borrowings.

(7)	Primarily consists of payables to customers and counterparties.

(8)	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

STATISTICAL DISCLOSURES

Ratios

The following table sets forth selected financial ratios:

	Three Months Ended March
	2010	2009

Annualized net earnings to average assets	1.6%	0.7%
Annualized return on average common shareholders’ equity (1)	20.1	14.3
Annualized return on average total shareholders’ equity (2)	19.1	11.5
Total average equity to average assets	8.3	6.4

(1)	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

(2)	Based on annualized net earnings divided by average monthly total shareholders’ equity.

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

The following tables set forth cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets as of March 2010 and December 2009 in accordance with the FFIEC guidelines:

	As of March 2010
	Banks	Governments	Other	Total
	(in millions)

Country
United Kingdom	$4,905	$4,693	$51,611	$61,209
France	18,929	3,838	6,153	28,920
Japan	15,027	155	6,511	21,693
Germany	7,878	5,951	2,723	16,552
China	8,899	755	4,702	14,356
Cayman Islands	1	—	10,703	10,704
Ireland	5,463	127	3,832	9,422
Switzerland	1,510	22	6,302	7,834
Italy	1,251	4,635	741	6,627

	As of December 2009
	Banks	Governments	Other	Total
	(in millions)

Country
United Kingdom	$3,276	$4,843	$52,342	$60,461
Japan	18,251	107	6,624	24,982
France	8,844	4,648	5,863	19,355
Germany	8,610	6,050	3,594	18,254
China	9,105	108	4,196	13,409
Ireland	5,633	20	1,815	7,468

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. References herein to our Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean Group Inc., a Delaware corporation, and its consolidated subsidiaries.

All references to March 2010 and March 2009, unless specifically stated otherwise, refer to our fiscal periods ended, or the dates, as the context requires, March 31, 2010 and March 27, 2009, respectively. Beginning with the fourth quarter of fiscal 2009, we changed our fiscal year-end from the last Friday of December to December 31. All references to December 2009, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, December 31, 2009. All references to 2010, unless specifically stated otherwise, refer to our year ending, or the date, as the context requires, December 31, 2010.

Executive Overview

Our diluted earnings per common share were $5.59 for the first quarter of 2010 compared with $3.39 for the first quarter of 2009. Annualized return on average common shareholders’ equity (ROE) (1) was 20.1% for the first quarter of 2010. Our Tier 1 capital ratio under Basel I (2) was 15.0% as of March 2010. Our Tier 1 common ratio under Basel I (3) was 12.4% as of March 2010.

Net revenues in Trading and Principal Investments were significantly higher compared with the first quarter of 2009, reflecting significantly improved results in Principal Investments, as well as higher net revenues in Fixed Income, Currency and Commodities (FICC) and Equities. In the first quarter of 2010, results in Principal Investments included a net gain of $760 million from corporate principal investments, partially offset by a loss of $222 million related to our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC) and a net loss of $34 million from real estate principal investments. In the first quarter of 2009, results in Principal Investments included net losses of $640 million from real estate principal investments and $621 million from corporate principal investments, as well as a loss of $151 million related to our investment in the ordinary shares of ICBC. The increase in FICC reflected strength in the client franchise and included strong performances in credit products, mortgages and currencies, which were each significantly higher compared with the first quarter of 2009. Net revenues in interest rate products and commodities were also strong, although each was significantly lower compared with particularly strong results in the first quarter of 2009. During the first quarter of 2009, credit products included losses from corporate debt and private equity investments, and mortgages included a loss of approximately $800 million (excluding hedges) on commercial mortgage loans and securities. During the first quarter of 2010, FICC operated in an environment characterized by strong client-driven activity, increased volumes across several businesses, tighter bid/offer spreads and a decline in volatility levels. Net revenues in Equities for the first quarter of 2010 reflected strong net revenues in derivatives, which were significantly higher compared with the first quarter of 2009. In addition, results in principal strategies were positive compared with losses in the first quarter of 2009. Commissions were lower compared with the first quarter of 2009, reflecting generally lower market volumes. During the quarter, Equities operated in an environment largely characterized by an increase in global equity prices and a decline in volatility levels.

Net revenues in Investment Banking also increased compared with the first quarter of 2009, reflecting significantly higher net revenues in our Underwriting business, partially offset by lower net revenues in Financial Advisory. Net revenues in equity underwriting were significantly higher, primarily reflecting a significant increase in industry-wide equity and equity-related offerings compared with a difficult first quarter of 2009. Net revenues in debt underwriting were also significantly higher, primarily reflecting an increase in leveraged finance activity. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions. Our investment banking transaction backlog was essentially unchanged compared with the end of 2009. (4)

(1)	Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROE.

(2)	As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Board of Governors of the Federal Reserve System (Federal Reserve Board). We are reporting our Tier 1 capital ratio calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). The Tier 1 capital ratio equals Tier 1 capital divided by risk-weighted assets (RWAs). See “ — Equity Capital — Consolidated Capital Requirements” below for further information regarding our Tier 1 capital ratio.

(3)	The Tier 1 common ratio equals Tier 1 capital less preferred stock and junior subordinated debt issued to trusts, divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy. See “— Equity Capital — Capital Ratios and Metrics” below for further information regarding our Tier 1 common ratio.

(4)	Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Net revenues in Asset Management and Securities Services decreased compared with the first quarter of 2009, reflecting lower net revenues in Securities Services. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of securities lending customer balances, partially offset by the impact of higher average customer balances. Net revenues in Asset Management were essentially unchanged compared with the first quarter of 2009. During the first quarter of 2010, assets under management decreased $31 billion to $840 billion, due to $39 billion of net outflows, primarily reflecting outflows in money market assets, consistent with industry trends, partially offset by inflows in fixed income assets, and $8 billion of market appreciation, primarily in equity assets.

The accrual for compensation and benefits expenses was 43.0% of net revenues for the first quarter of 2010, down from 50.0% for the first quarter of 2009. The ratio of compensation and benefits to net revenues for the first quarter of 2010 is our lowest ever first quarter ratio, 650 basis points lower than our historical reported first quarter average ratio of 49.5%.

In order to offset increases in share count resulting from employee share-based compensation, we repurchased 13.2 million shares of our common stock during the first quarter of 2010 at an average cost per share of $172.15, for a total cost of $2.27 billion. Including the effect of these share repurchases, common shareholders’ equity increased $2.23 billion to $65.99 billion during the quarter. In addition, book value per common share increased 4% during the quarter to $122.52 and tangible book value per common share (1) increased 3% during the quarter to $111.41.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

(1)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements. We believe that tangible common shareholders’ equity and tangible book value per common share are meaningful because they are measures that we and investors use to assess capital adequacy. See “— Equity Capital — Capital Ratios and Metrics” below for further information regarding tangible common shareholders’ equity and tangible book value per common share.

Business Environment

Global economic conditions generally improved during the first quarter of 2010 as real gross domestic product (GDP) increased in most economies. Global equity markets largely increased during the first quarter and volatility levels across fixed income and equity markets declined. The U.S. dollar appreciated against the Euro, the British pound and the Japanese yen. Investment banking activity generally declined during the first quarter, with significant declines in industry-wide completed mergers and acquisitions and industry-wide equity and equity-related offerings.

In the U.S., real GDP increased during the first quarter, although at a slower pace than in the fourth quarter of 2009. The rate of unemployment declined slightly and consumer spending improved during the first quarter. Measures of core inflation continued to decline during the quarter, reflecting significant excess production capacity. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during the first quarter. The 10-year U.S. Treasury note yield ended the first quarter at 3.84%, essentially unchanged from the end of 2009. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 6%, 5% and 4%, respectively, during the first quarter.

In the Eurozone economies, real GDP appeared to increase during the first quarter, driven by an increase in industrial production. In addition, surveys of business confidence continued to improve. However, concerns about fiscal challenges in certain Eurozone economies intensified over the quarter, weighing on markets and economic growth in these economies. In addition, labor markets remained weak, with the rate of unemployment rising in most of the major economies. Although the rate of overall inflation increased moderately, measures of core inflation continued to fall during the first quarter. The European Central Bank kept its main refinancing operations rate unchanged at 1.00% and the Euro depreciated by 6% against the U.S. dollar. In the U.K., real GDP increased during the first quarter, partially driven by an increase in exports. The Bank of England maintained its official bank rate at 0.50% and the British pound depreciated by 6% against the U.S. dollar. Long-term government bond yields in both the Eurozone and the U.K. decreased during the first quarter. The FTSE 100 Index, the DAX Index and the CAC 40 Index increased 5%, 3% and 1%, respectively, during the first quarter, while the Euro Stoxx 50 Index declined by 1% during the quarter.

In Japan, real GDP appeared to increase during the first quarter, primarily driven by a significant increase in exports. Government fiscal stimulus programs supported an increase in consumer spending during the quarter. Measures of core inflation generally remained negative. The Bank of Japan left its target overnight call rate unchanged at 0.10%, while the yield on 10-year Japanese government bonds increased during the quarter. The Japanese yen depreciated slightly against the U.S. dollar and the Nikkei 225 Index increased 5% during the first quarter.

In China, real GDP growth remained strong during the first quarter. Growth was driven by strong fixed investment spending and consumption. The rate of inflation increased during the quarter. The People’s Bank of China increased the reserve requirement ratio by 100 basis points during the quarter. The Chinese yuan remained essentially unchanged against the U.S. dollar and the Shanghai Composite Index decreased by 5% during the first quarter. In India, economic growth was strong, supported by continued growth in domestic demand. The Indian rupee appreciated by 4% against the U.S. dollar. The Hang Seng Index declined by 3% during the first quarter, while equity markets in Korea and India ended the quarter essentially unchanged.

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

Substantially all trading assets and trading liabilities are reflected in our condensed consolidated statements of financial condition at fair value. In determining fair value, we separate our trading assets, at fair value and trading liabilities, at fair value into two categories: cash instruments and derivative contracts, as set forth in the following table:

Trading Instruments by Category
(in millions)

	As of March 2010			As of December 2009
	Trading		Trading	Trading		Trading
	Assets, at		Liabilities, at	Assets, at		Liabilities, at
	Fair Value		Fair Value	Fair Value		Fair Value
Cash trading instruments	$247,318		$86,220	$244,124		$72,117
ICBC	7,538	(1)	—	8,111	(1)	—
SMFG	—		—	933		893 (4)
Other principal investments	14,006	(2)	—	13,981	(2)	—

Principal investments	21,544		—	23,025		893

Cash instruments	268,862		86,220	267,149		73,010
Exchange-traded	6,816		1,954	6,831		2,548
Over-the-counter	63,757		51,907	68,422		53,461

Derivative contracts	70,573	(3)	53,861 (5)	75,253	(3)	56,009 (5)

Total	$339,435		$140,081	$342,402		$129,019

(1)	Includes interests of $4.76 billion and $5.13 billion as of March 2010 and December 2009, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (other than our investments in ICBC and Sumitomo Mitsui Financial Group, Inc. (SMFG)) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of March 2010			As of December 2009
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$9,960	$1,235	$11,195	$9,507	$1,325	$10,832
Public	2,758	53	2,811	3,091	58	3,149

Total	$12,718	$1,288	$14,006	$12,598	$1,383	$13,981

(3)	Net of cash received pursuant to credit support agreements of $118.75 billion and $124.60 billion as of March 2010 and December 2009, respectively.

(4)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

(5)	Net of cash paid pursuant to credit support agreements of $14.50 billion and $14.74 billion as of March 2010 and December 2009, respectively.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments (e.g., equity and debt securities) are generally valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted prices in active markets include U.S. and non-U.S. government obligations, actively traded listed equities and certain money market instruments.

The types of instruments that trade in markets that are not considered to be active, but are valued based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include commercial paper, certificates of deposit, time deposits, most government agency obligations, most corporate debt securities, certain mortgage-backed loans and securities, certain bank loans and bridge loans, less liquid publicly listed equities, certain state and municipal obligations and certain money market instruments and loan commitments.

Certain cash trading instruments trade infrequently and therefore have little or no price transparency. Such instruments include private equity investments and real estate fund investments, certain bank loans and bridge loans (including certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt), less liquid corporate debt securities and other debt obligations (including less liquid corporate bonds, distressed debt instruments and collateralized debt obligations (CDOs) backed by corporate obligations), less liquid mortgage whole loans and securities (backed by either commercial or residential real estate), and acquired portfolios of distressed loans. For these instruments, the transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. This valuation is adjusted only when changes to inputs and assumptions are corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt capital markets, and changes in financial ratios or cash flows.

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

Our investment in the ordinary shares of ICBC is valued using the quoted market price adjusted for transfer restrictions. Under the original transfer restrictions, the ICBC shares we held would have become free from transfer restrictions in equal installments on April 28, 2009 and October 20, 2009. During the quarter ended March 2009, the shares became subject to new supplemental transfer restrictions. Under these new supplemental transfer restrictions, on April 28, 2009, 20% of the ICBC shares that we held became free from transfer restrictions and we completed the disposition of these shares during the second quarter of 2009, while the remaining shares were subject to transfer restrictions until April 28, 2010. As of April 28, 2010, all of our remaining ICBC shares became free from transfer restrictions.

Our investment in the convertible preferred stock of SMFG was valued using a model that is principally based on SMFG’s common stock price. During 2008, we converted one-third of our SMFG preferred stock investment into SMFG common stock and delivered the common stock to close out one-third of our hedge position. During the first quarter of 2010, we converted the remaining two-thirds of our SMFG preferred stock investment into common stock and delivered the common stock to close out our remaining hedge position.

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

OTC derivatives are valued using market transactions and other market evidence whenever possible, including market-based inputs to models, calibration to market-clearing transactions, broker or dealer quotations, or other alternative pricing sources with reasonable levels of price transparency. Where models are used, the selection of a particular model to value an OTC derivative depends upon the contractual terms of, and specific risks inherent in, the instrument, as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves, measures of volatility, voluntary and involuntary prepayment rates, loss severity rates and correlations of such inputs. For OTC derivatives that trade in liquid markets, such as generic forwards, swaps and options, model inputs can generally be verified and model selection does not involve significant management judgment.

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

We employ an oversight structure that includes appropriate segregation of duties. Senior management, independent of the trading and investing functions, is responsible for the oversight of control and valuation policies and for reporting the results of these policies to the Audit Committee of the Board of Directors of Group Inc. (Board). We seek to maintain the necessary resources to ensure that control functions are performed appropriately. We employ procedures for the approval of new transaction types and markets, price verification, review of daily profit and loss, and review of valuation models by personnel with appropriate technical knowledge of relevant products and markets. These procedures are performed by personnel independent of the trading and investing functions. For financial instruments where prices or valuations that require inputs are less observable, we employ, where possible, procedures that include comparisons with similar observable positions, analysis of actual to projected cash flows, comparisons with subsequent sales, reviews of valuations used for collateral management purposes and discussions with senior business leaders. See “— Market Risk” and “— Credit Risk” below for a further discussion of how we manage the risks inherent in our trading and principal investing businesses.

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

When broker or dealer quotations or third-party pricing vendors are used for valuation or price verification, greater priority is generally given to executable quotes. As part of our price verification process, valuations based on quotes are corroborated by comparison both to other quotes and to recent trading activity in the same or similar instruments. The number of quotes obtained varies by instrument and depends on the liquidity of the particular instrument. See Notes 2 and 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding fair value measurements.

Valuation Methodologies for Level 3 Assets.  Absent evidence to the contrary, instruments classified within level 3 of the fair value hierarchy are initially valued at transaction price, which is considered to be the best initial estimate of fair value. Subsequent to the transaction date, we use other methodologies to determine fair value, which vary based on the type of instrument. Regardless of the methodology, valuation inputs and assumptions are only changed when corroborated by substantive evidence. Senior management in control functions, independent of the trading and investing functions, reviews all significant unrealized gains/losses, including the primary drivers of the change in value. Valuations are further corroborated by values realized upon sales of our level 3 assets. See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for an overview of methodologies used to value our level 3 assets subsequent to the transaction date.

Total level 3 assets were $45.15 billion and $46.48 billion as of March 2010 and December 2009, respectively. The decrease in level 3 assets during the first quarter of 2010 primarily reflected sales and paydowns of loans and securities backed by commercial real estate, and bank loans and bridge loans, as well as net reductions in level 3 financial instruments as a result of the consolidations of certain VIEs.

The following table sets forth the fair values of financial assets classified within level 3 of the fair value hierarchy:

Level 3 Financial Assets at Fair Value
(in millions)

	As of
	March	December
	2010	2009
Equities and convertible debentures (1)	$10,653	$11,871
Bank loans and bridge loans (2)	9,323	9,560
Corporate debt securities (3)	2,703	2,235
State and municipal obligations	870	1,114
Other debt obligations	1,487	2,235
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	4,070	4,620
Loans and securities backed by residential real estate	2,131	1,880
Loan portfolios (4)	1,291	1,364

Cash instruments	32,528	34,879
Derivative contracts	12,123	11,596
Securities purchased under agreements to resell	268	—
Receivables from customers and counterparties	234	—

Total level 3 assets at fair value	45,153	46,475
Level 3 assets for which we do not bear economic exposure (5)	(2,640)	(3,127)

Level 3 assets for which we bear economic exposure	$42,513	$43,348

(1)	Substantially all consists of private equity investments and real estate fund investments. Real estate investments were $968 million and $1.23 billion as of March 2010 and December 2009, respectively.

(2)	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $802 million and $741 million as of March 2010 and December 2009, respectively, of CDOs and collateralized loan obligations backed by corporate obligations.

(4)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(5)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

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

Long Positions in Loans and Securities Backed by Residential Real Estate
(in millions)

	As of
	March	December
	2010	2009
Prime (1)	$2,087	$2,483
Alt-A	1,419	1,761
Subprime (2)	2,151	2,460

Total (3)	$5,657	$6,704

(1)	Excludes U.S. government agency-issued collateralized mortgage obligations of $10.02 billion and $6.33 billion as of March 2010 and December 2009, respectively. Also excludes U.S. government agency-issued mortgage pass-through certificates.

(2)	Includes $350 million and $381 million of CDOs backed by subprime mortgages as of March 2010 and December 2009, respectively.

(3)	Includes $2.13 billion and $1.88 billion of financial instruments (primarily loans and investment-grade securities, the majority of which were issued during 2006 and 2007) classified within level 3 of the fair value hierarchy as of March 2010 and December 2009, respectively.

Loans and securities backed by commercial real estate.  We originate, securitize and syndicate fixed and floating rate commercial mortgages globally. At any point in time, we may use cash instruments as well as derivatives to manage our risk position in the commercial mortgage market. The following table sets forth the fair value of our long positions in loans and securities backed by commercial real estate by geographic region:

Long Positions in Loans and Securities Backed by
Commercial Real Estate by Geographic Region
 (in millions)

	As of
	March	December
	2010	2009
Americas (1)	$5,571	$5,157
EMEA (2)	660	1,032
Asia	10	14

Total (3)	$6,241 (4)	$6,203 (5)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes $4.07 billion and $4.62 billion of financial instruments classified within level 3 of the fair value hierarchy as of March 2010 and December 2009, respectively.

(4)	Comprised of loans of $4.20 billion and commercial mortgage-backed securities of $2.04 billion as of March 2010, of which $4.98 billion was floating rate and $1.26 billion was fixed rate.

(5)	Comprised of loans of $4.70 billion and commercial mortgage-backed securities of $1.50 billion as of December 2009, of which $5.68 billion was floating rate and $519 million was fixed rate.

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

Such financial assets and financial liabilities accounted for at fair value include:

•	certain unsecured short-term borrowings, consisting of all promissory notes and commercial paper and certain hybrid financial instruments;

•	certain other secured financings, primarily transfers of financial assets accounted for as financings rather than sales, debt raised through our William Street credit extension program and certain other nonrecourse financings;

•	certain unsecured long-term borrowings, including prepaid physical commodity transactions and certain hybrid financial instruments;

•	resale and repurchase agreements;

•	securities borrowed and loaned within Trading and Principal Investments, consisting of our matched book and certain firm financing activities;

•	certain deposits issued by our bank subsidiaries, as well as securities held by GS Bank USA;

•	certain receivables from customers and counterparties, including certain margin loans, transfers of financial assets accounted for as secured loans rather than purchases and prepaid variable share forwards;

•	certain insurance and reinsurance contracts and certain guarantees;

•	certain subordinated liabilities issued by consolidated VIEs; and

•	in general, investments acquired after November 24, 2006, when the fair value option became available, where we have significant influence over the investee and would otherwise apply the equity method of accounting. In certain cases, we apply the equity method of accounting to new investments that are strategic in nature or closely related to our principal business activities, where we have a significant degree of involvement in the cash flows or operations of the investee, or where cost-benefit considerations are less significant.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	March	December
	2010	2009
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	297	265
Equities (1)	2,389	2,389
Principal Investments	84	84
Asset Management and Securities Services
Asset Management (2)	563	563
Securities Services	117	117

Total	$3,575	$3,543

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of estimated remaining lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of		As of
	March 2010		December 2009
		Range of Estimated
	Carrying	Remaining Lives	Carrying
	Value	(in years)	Value
Customer lists (1)	$630	1-15	$645
Broadcast royalties (2)	545	9	—
Commodities-related intangibles (3)	543	1-49	30
New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights	410	12	420
Insurance-related intangibles (4)	152	6	150
Exchange-traded fund (ETF) lead market maker rights	88	17	90
Other (5)	40	1-16	42

Total	$2,408		$1,377

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Represents television broadcast royalties held by a VIE consolidated upon adoption of Accounting Standards Update (ASU) No. 2009-17.

(3)	Primarily includes commodity-related customer contracts and relationships, permits and access rights acquired during the first quarter of 2010.

(4)	Primarily includes the value of business acquired related to our insurance businesses.

(5)	Primarily includes marketing-related assets and other contractual rights.

A prolonged period of market weakness could adversely impact our businesses and impair the value of our identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including (i) changes in trading volumes or market structure that could adversely affect our exchange-based market-making businesses (see discussion below), (ii) an adverse action or assessment by a regulator, (iii) adverse actual experience on the contracts in our variable annuity and life insurance business, (iv) decreases in cash receipts from television broadcast royalties or (v) decreases in revenues from commodity-related customer contracts and relationships.

In October 2008, the SEC approved the NYSE’s proposal to create a new market model and redefine the role of NYSE DMMs. In June 2009, the NYSE successfully completed the rollout of new systems architecture that further reduces order completion time, which enables the NYSE to offer competitive execution speeds, while continuing to incorporate the price discovery provided by DMMs. Following solid performance during the first half of 2009, our DMM business has been adversely impacted primarily by the lack of timely market data in the internal order/execution system of the NYSE (which, at times, results in DMMs making markets without real-time price information) and to a lesser extent, by lower trading volumes and lower volatility. In 2010, the NYSE is expected to address this market data issue. There can be no assurance that changes in these factors will result in sufficient cash flows to avoid impairment of our NYSE DMM rights in the future. In accordance with the requirements of ASC 360, we will be closely monitoring the performance of our DMM business to determine whether an impairment loss is required in the future. As of March 2010, the carrying value of our NYSE DMM rights was $410 million. To the extent that there were to be an impairment in the future, it would result in a significant writedown in the carrying value of these DMM rights.

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the accounting for goodwill and identifiable intangible assets, and discretionary compensation accruals, the use of estimates and assumptions is also important in determining provisions for potential losses that may arise from litigation and regulatory proceedings and tax audits.

A substantial portion of our compensation and benefits represents discretionary compensation, which is finalized at year-end. We believe the most appropriate way to allocate estimated annual discretionary compensation among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. Our ratio of compensation and benefits to net revenues was 43.0% for the first quarter of 2010 compared with 50.0% for the first quarter of 2009.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months
	Ended March
	2010	2009
Net revenues	$12,775	$9,425
Pre-tax earnings	5,159	2,629
Net earnings	3,456	1,814
Net earnings applicable to common shareholders	3,296	1,659
Diluted earnings per common share	5.59	3.39
Annualized return on average common shareholders’ equity (1)	20.1%	14.3%

(1)	Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The following table sets forth our average common shareholders’ equity:

	Average for the
	Three Months
	Ended March
	2010	2009
	(in millions)

Total shareholders’ equity	$72,432	$63,061
Preferred stock	(6,957)	(16,495)

Common shareholders’ equity	$65,475	$46,566

Net Revenues

Three Months Ended March 2010 versus March 2009.  Our net revenues were $12.78 billion for the first quarter of 2010, an increase of 36% compared with the first quarter of 2009, primarily reflecting significantly higher net revenues in Trading and Principal Investments. The increase in Trading and Principal Investments reflected significantly improved results in Principal Investments, as well as higher net revenues in FICC and Equities. In the first quarter of 2010, results in Principal Investments included a net gain of $760 million from corporate principal investments, partially offset by a loss of $222 million related to our investment in the ordinary shares of ICBC and a net loss of $34 million from real estate principal investments. In the first quarter of 2009, results in Principal Investments included net losses of $640 million from real estate principal investments and $621 million from corporate principal investments, as well as a loss of $151 million related to our investment in the ordinary shares of ICBC. The increase in FICC reflected strength in the client franchise and included strong performances in credit products, mortgages and currencies, which were each significantly higher compared with the first quarter of 2009. Net revenues in interest rate products and commodities were also strong, although each was significantly lower compared with particularly strong results in the first quarter of 2009. During the first quarter of 2009, credit products included losses from corporate debt and private equity investments, and mortgages included a loss of approximately $800 million (excluding hedges) on commercial mortgage loans and securities. During the first quarter of 2010, FICC operated in an environment characterized by strong client-driven activity, increased volumes across several businesses, tighter bid/offer spreads and a decline in volatility levels. Net revenues in Equities for the first quarter of 2010 reflected strong net revenues in derivatives, which were significantly higher compared with the first quarter of 2009. In addition, results in principal strategies were positive compared with losses in the first quarter of 2009. Commissions were lower compared with the first quarter of 2009, reflecting generally lower market volumes. During the quarter, Equities operated in an environment largely characterized by an increase in global equity prices and a decline in volatility levels.

Net revenues in Investment Banking also increased compared with the first quarter of 2009, reflecting significantly higher net revenues in our Underwriting business, partially offset by lower net revenues in Financial Advisory. Net revenues in equity underwriting were significantly higher, primarily reflecting a significant increase in industry-wide equity and equity-related offerings compared with a difficult first quarter of 2009. Net revenues in debt underwriting were also significantly higher, primarily reflecting an increase in leveraged finance activity. The decrease in Financial Advisory reflected a decline in industry-wide completed mergers and acquisitions.

Net revenues in Asset Management and Securities Services decreased compared with the first quarter of 2009, reflecting lower net revenues in Securities Services. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of securities lending customer balances, partially offset by the impact of higher average customer balances. Net revenues in Asset Management were essentially unchanged compared with the first quarter of 2009. During the first quarter of 2010, assets under management decreased $31 billion to $840 billion, due to $39 billion of net outflows, primarily reflecting outflows in money market assets, consistent with industry trends, partially offset by inflows in fixed income assets, and $8 billion of market appreciation, primarily in equity assets.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits expenses includes salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as payroll taxes, benefits and severance costs. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. Our ratio of compensation and benefits to net revenues was 43.0% for the first quarter of 2010 compared with 50.0% for the first quarter of 2009. The ratio of compensation and benefits to net revenues for the first quarter of 2010 is our lowest ever first quarter ratio, 650 basis points lower than our historical reported first quarter average ratio of 49.5%.

On April 8, 2010, the United Kingdom enacted legislation that imposes a non-deductible 50% tax on certain financial institutions in respect of discretionary bonuses in excess of £25,000 awarded under arrangements made between December 9, 2009 and April 5, 2010 to “relevant banking employees.” Our current estimate, based on our understanding of the enacted legislation, of the total amount of tax expected to be paid is in excess of $600 million. We are currently engaged in discussions with HM Revenue and Customs regarding the legislation. Depending on the outcome of those discussions the expected tax to be paid may change. The tax will be recognized in earnings in the second quarter of 2010.

The following table sets forth our operating expenses and total staff:

Operating Expenses and Total Staff
($ in millions)

	Three Months
	Ended March
	2010	2009
Compensation and benefits	$5,493	$4,712

Brokerage, clearing, exchange and distribution fees	562	536
Market development	110	68
Communications and technology	176	173
Depreciation and amortization	372	549
Occupancy	256	241
Professional fees	182	135
Other expenses	465	382

Total non-compensation expenses	2,123	2,084

Total operating expenses	$7,616	$6,796

Total staff at period end (1)	33,100	31,600
Total staff at period end including consolidated entities held for investment purposes (2)	38,500	35,500

(1)	Includes employees, consultants and temporary staff.

(2)	Compensation and benefits and non-compensation expenses related to consolidated entities held for investment purposes are included in their respective line items in the condensed consolidated statements of earnings. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

Three Months Ended March 2010 versus March 2009.  Operating expenses of $7.62 billion for the first quarter of 2010 increased 12% compared with the first quarter of 2009. The accrual for compensation and benefits expenses (including salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as payroll taxes, benefits and severance costs) was $5.49 billion for the first quarter of 2010. The ratio of compensation and benefits to net revenues was 43.0% for the first quarter of 2010, down from 50.0% for the first quarter of 2009. Total staff increased 2% during the quarter. Total staff including consolidated entities held for investment purposes increased 6% during the quarter, primarily due to the consolidation of certain investment entities during the first quarter of 2010 as a result of our adoption of ASU No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” on January 1, 2010.

Non-compensation expenses of $2.12 billion increased 2% compared with the first quarter of 2009. The increase compared with the first quarter of 2009 primarily reflected higher levels of business activity, as well as the impact of charitable contributions of $40 million and net provisions for litigation and regulatory proceedings of $21 million during the first quarter of 2010. These increases were partially offset by decreased depreciation and amortization expenses, due to the impact of significantly higher real estate impairment charges in the first quarter of 2009 related to consolidated entities held for investment purposes. These real estate impairment charges, which were measured based on discounted cash flow analysis, were included in our Trading and Principal Investments segment and reflected weakness in the commercial real estate markets, particularly in Asia.

Provision for Taxes

The effective income tax rate for the first quarter of 2010 was 33.0%, up slightly from 32.5% for fiscal year 2009.

Effective January 1, 2010, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired. This change did not have a material effect on our financial condition, results of operations or cash flows for the first quarter of 2010 and we do not expect this change to have a material effect on our financial condition, results of operations or cash flows for the remainder of 2010.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months
		Ended March
		2010	2009

Investment	Net revenues	$1,184	$823
Banking	Operating expenses	950	705

	Pre-tax earnings	$234	$118

Trading and Principal	Net revenues	$10,250	$7,150
Investments	Operating expenses	5,565	4,873

	Pre-tax earnings	$4,685	$2,277

Asset Management and	Net revenues	$1,341	$1,452
Securities Services	Operating expenses	1,080	1,205

	Pre-tax earnings	$261	$247

Total	Net revenues	$12,775	$9,425
	Operating expenses (1)	7,616	6,796

	Pre-tax earnings	$5,159	$2,629

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $21 million and $13 million for the three months ended March 2010 and March 2009, respectively, that have not been allocated to our segments.

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

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months
	Ended March
	2010	2009
Financial Advisory	$464	$527

Equity underwriting	371	48
Debt underwriting	349	248

Total Underwriting	720	296

Total net revenues	1,184	823
Operating expenses	950	705

Pre-tax earnings	$234	$118

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months
	Ended March
	2010	2009
Announced mergers and acquisitions (2)	$183	$201
Completed mergers and acquisitions (2)	113	193
Equity and equity-related offerings (3)	14	2
Debt offerings (4)	60	69

(1)	Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

(2)	Source: Dealogic.

(3)	Source: Thomson Reuters. Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(4)	Source: Thomson Reuters. Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

Three Months Ended March 2010 versus March 2009.  Net revenues in Investment Banking of $1.18 billion increased 44% compared with the first quarter of 2009.

Net revenues in Financial Advisory of $464 million decreased 12% compared with the first quarter of 2009, reflecting a decline in industry-wide completed mergers and acquisitions. Net revenues in our Underwriting business of $720 million were more than double the amount in the first quarter of 2009. Net revenues in equity underwriting were significantly higher, primarily reflecting a significant increase in industry-wide equity and equity-related offerings compared with a difficult first quarter of 2009. Net revenues in debt underwriting were also significantly higher, primarily reflecting an increase in leveraged finance activity. Our investment banking transaction backlog was essentially unchanged compared with the end of 2009. (1)

Operating expenses of $950 million for the first quarter of 2010 increased 35% compared with the first quarter of 2009, primarily due to increased compensation and benefits expenses, resulting from higher net revenues. Pre-tax earnings of $234 million in the first quarter of 2010 increased 98% compared with the first quarter of 2009.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months
	Ended March
	2010	2009
FICC	$7,386	$6,557

Equities trading	1,473	1,027
Equities commissions	881	974

Total Equities	2,354	2,001

ICBC	(222)	(151)

Gross gains	1,147	672
Gross losses	(421)	(1,933)

Net other corporate and real estate investments	726	(1,261)
Overrides	6	4

Total Principal Investments	510	(1,408)

Total net revenues	10,250	7,150
Operating expenses	5,565	4,873

Pre-tax earnings	$4,685	$2,277

Three Months Ended March 2010 versus March 2009.  Net revenues in Trading and Principal Investments of $10.25 billion increased 43% compared with the first quarter of 2009.

Net revenues in FICC of $7.39 billion increased 13% compared with the first quarter of 2009, reflecting strength in the client franchise. These results reflected strong performances in credit products, mortgages and currencies, which were each significantly higher compared with the first quarter of 2009. Net revenues in interest rate products and commodities were also strong, although each was significantly lower compared with particularly strong results in the first quarter of 2009. During the first quarter of 2009, credit products included losses from corporate debt and private equity investments, and mortgages included a loss of approximately $800 million (excluding hedges) on commercial mortgage loans and securities. During the first quarter of 2010, FICC operated in an environment characterized by strong client-driven activity, increased volumes across several businesses, tighter bid/offer spreads and a decline in volatility levels.

Net revenues in Equities of $2.35 billion increased 18% compared with the first quarter of 2009. These results reflected strong net revenues in derivatives, which were significantly higher compared with the first quarter of 2009. In addition, results in principal strategies were positive compared with losses in the first quarter of 2009. Commissions were lower compared with the first quarter of 2009, reflecting generally lower market volumes. During the quarter, Equities operated in an environment largely characterized by an increase in global equity prices and a decline in volatility levels.

Principal Investments recorded net revenues of $510 million for the first quarter of 2010. These results included a net gain of $760 million from corporate principal investments, partially offset by a loss of $222 million related to the firm’s investment in the ordinary shares of ICBC and a net loss of $34 million from real estate principal investments. In the first quarter of 2009, results in Principal Investments included net losses of $640 million from real estate principal investments and $621 million from corporate principal investments, as well as a loss of $151 million related to our investment in the ordinary shares of ICBC.

Operating expenses of $5.57 billion for the first quarter of 2010 increased 14% compared with the first quarter of 2009, due to increased compensation and benefits expenses, resulting from higher net revenues, partially offset by decreased depreciation and amortization expenses, due to the impact of significantly higher real estate impairment charges in the first quarter of 2009 related to consolidated entities held for investment purposes. Pre-tax earnings were $4.69 billion in the first quarter of 2010 compared with $2.28 billion in the first quarter of 2009.

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

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months
	Ended March
	2010	2009
Management and other fees	$926	$931
Incentive fees	20	18

Total Asset Management	946	949
Securities Services	395	503

Total net revenues	1,341	1,452
Operating expenses	1,080	1,205

Pre-tax earnings	$261	$247

Assets under management include assets in our mutual funds, alternative investment funds and separately managed accounts for institutional and individual investors. Substantially all assets under management are valued as of calendar month-end. Assets under management do not include:

•	assets in brokerage accounts that generate commissions, mark-ups and spreads based on transactional activity;

•	our own investments in funds that we manage; or

•	interest-bearing deposits held through our bank depository institution subsidiaries.

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of
	March 31,		December 31,	November 30,
	2010	2009	2009	2008
Alternative investments (1)	$147	$141	$146	$146
Equity	150	101	146	112
Fixed income	324	248	315	248

Total non-money market assets	621	490	607	506
Money markets	219	281	264	273

Total assets under management	$840	$771	$871	$779

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months
	Ended March 31,
	2010	2009
Balance, beginning of period	$871	$798

Net inflows/(outflows)
Alternative investments	1	(2)
Equity	(2)	(1)
Fixed income	7	(3)

Total non-money market net inflows/(outflows)	6	(6)
Money markets	(45)	(5)

Total net inflows/(outflows)	(39)	(11)

Net market appreciation/(depreciation)	8	(16)

Balance, end of period	$840	$771

Three Months Ended March 2010 versus March 2009.  Net revenues in Asset Management and Securities Services of $1.34 billion decreased 8% compared with the first quarter of 2009.

Asset Management net revenues of $946 million were essentially unchanged compared with the first quarter of 2009. During the first quarter of 2010, assets under management decreased $31 billion to $840 billion, due to $39 billion of net outflows, primarily reflecting outflows in money market assets, consistent with industry trends, partially offset by inflows in fixed income assets, and $8 billion of market appreciation, primarily in equity assets.

Securities Services net revenues of $395 million decreased 21% compared with the first quarter of 2009. The decrease in net revenues primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of securities lending customer balances, partially offset by the impact of higher average customer balances.

Operating expenses of $1.08 billion for the first quarter of 2010 decreased 10% compared with the first quarter of 2009, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues. Pre-tax earnings of $261 million in the first quarter of 2010 increased 6% compared with the first quarter of 2009.

Geographic Data

See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

Off-Balance-Sheet Arrangements

We have various types of off-balance-sheet arrangements that we enter into in the ordinary course of business. Our involvement in these arrangements can take many different forms, including purchasing or retaining residual and other interests in special purpose entities such as mortgage-backed and other asset-backed securitization vehicles; holding senior and subordinated debt, interests in limited and general partnerships, and preferred and common stock in other nonconsolidated vehicles; entering into interest rate, foreign currency, equity, commodity and credit derivatives, including total return swaps; entering into operating leases; and providing guarantees, indemnifications, loan commitments, letters of credit and representations and warranties.

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

When we transfer a security that has very little, if any, default risk under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security (such that we effectively no longer have a repurchase obligation) and we have relinquished control over the underlying security, we record such transactions as sales. The amount of these transactions outstanding as of March 2010 was $48 million.

The following table sets forth where a discussion of off-balance-sheet arrangements may be found in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q:

Type of Off-Balance-Sheet Arrangement	Disclosure in Quarterly Report on Form 10-Q

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Leases, letters of credit, and loans and other commitments	See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Guarantees	See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Derivative contracts	See Notes 3 and 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, “— Critical Accounting Policies” above and “— Derivatives” below.

In addition, see Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our consolidation policies and recent accounting developments that affected these policies effective January 1, 2010.

Equity Capital

The level and composition of our equity capital are determined by multiple factors including our consolidated regulatory capital requirements and an internal capital adequacy assessment process (ICAAP), and may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments.

Our consolidated regulatory capital requirements are determined by the Federal Reserve Board, as described below. Our ICAAP incorporates an internal risk-based capital (IRBC) assessment designed to identify and measure material risks associated with our business activities, including market risk, credit risk and operational risk, in a manner that is closely aligned with our risk management practices.

As of March 2010, our total shareholders’ equity was $72.94 billion (consisting of common shareholders’ equity of $65.99 billion and preferred stock of $6.96 billion). As of December 2009, our total shareholders’ equity was $70.71 billion (consisting of common shareholders’ equity of $63.76 billion and preferred stock of $6.96 billion). In addition to total shareholders’ equity, we consider our $5.00 billion of junior subordinated debt issued to trusts to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

Consolidated Capital Requirements

The Federal Reserve Board is the primary U.S. regulator of Group Inc., a bank holding company and a financial holding company under the U.S. Bank Holding Company Act of 1956. As a bank holding company, we are subject to consolidated regulatory capital requirements administered by the Federal Reserve Board. Under the Federal Reserve Board’s capital adequacy rules, Goldman Sachs must meet specific capital requirements that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory reporting practices. The firm’s capital levels are also subject to qualitative judgments by its regulators about components, risk weightings and other factors.

Consolidated Capital Ratios

The following table sets forth information regarding our consolidated capital ratios as of March 2010 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on Basel I. These ratios are used by the Federal Reserve Board and other U.S. federal banking agencies in the supervisory review process, including the assessment of our capital adequacy.

As of
March 2010
($ in millions)
Tier 1 Capital
Common shareholders’ equity	$65,987
Preferred stock	6,957
Junior subordinated debt issued to trusts	5,000
Less: Goodwill	(3,575)
Less: Disallowable intangible assets	(2,408)
Less: Other deductions (1)	(3,489)

Tier 1 Capital	68,472
Tier 2 Capital
Qualifying subordinated debt (2)	13,826
Less: Other deductions (1)	(285)

Tier 2 Capital	$13,541

Total Capital	$82,013

Risk-Weighted Assets	$455,790

Tier 1 Capital Ratio	15.0%
Total Capital Ratio	18.0%
Tier 1 Leverage Ratio	8.1%

(1)	Principally includes equity investments in non-financial companies and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

(2)	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel I purposes.

RWAs under the Federal Reserve Board’s risk-based capital guidelines are calculated based on the amount of market risk and credit risk. RWAs for market risk are determined by reference to our VaR models, supplemented by other measures to capture risks not reflected in our VaR models. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm, or other entity (or if collateral is held, depending on the nature of the collateral).

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

During 2009, the Basel Committee on Banking Supervision proposed several changes to the method of computing capital ratios. In addition, there are several other proposals which could potentially impact capital requirements. As a consequence, it is possible that minimum capital ratios required to be maintained under Federal Reserve Board regulations could be increased. It is also possible that changes in the prescribed calculation methodology could result in higher RWAs and lower capital ratios than those currently computed.

Internal Capital Adequacy Assessment Process

We perform an ICAAP with the objective of ensuring that the firm is appropriately capitalized relative to the risks in our business.

As part of our ICAAP, we perform an IRBC assessment. We evaluate capital adequacy based on the result of our IRBC assessment, supplemented with the results of stress tests which measure the firm’s performance under various market conditions. Our assessment of capital adequacy is viewed in tandem with our assessment of liquidity adequacy and integrated into the overall risk management structure, governance and policy framework of the firm.

We attribute capital usage to each of our business units based upon our IRBC framework and manage the levels of usage based upon the balance sheet and risk limits established.

Subsidiary Capital Requirements

Many of our subsidiaries are subject to separate regulation and capital requirements in jurisdictions throughout the world. GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC), is regulated by the Federal Reserve Board and the New York State Banking Department and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA and its subsidiaries are subject to the regulatory framework for prompt corrective action (PCA). GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel I as implemented by the Federal Reserve Board. In addition, for purposes of assessing the adequacy of its capital, GS Bank USA has established an ICAAP which is similar to that used by Group Inc. GS Bank USA’s capital levels and PCA classification are subject to qualitative judgments by its regulators about components, risk weightings and other factors.

Goldman, Sachs & Co. (GS&Co.) and Goldman Sachs Execution & Clearing, L.P. (GSEC) are registered U.S. broker-dealers and futures commission merchants, and are subject to regulatory capital requirements, including those imposed by the SEC, the Commodity Futures Trading Commission, CME Group Inc., the Financial Industry Regulatory Authority, Inc. and the National Futures Association. Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd., our principal non-U.S. regulated broker-dealer subsidiaries, are subject to the capital requirements of the U.K.’s Financial Services Authority and Japan’s Financial Services Agency, respectively.

See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding GS Bank USA’s capital ratios under Basel I as implemented by the Federal Reserve Board, and for further information regarding the capital requirements of our other regulated subsidiaries.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of March 2010 and December 2009, Group Inc.’s equity investment in subsidiaries was $69.15 billion and $65.74 billion, respectively, compared with its total shareholders’ equity of $72.94 billion and $70.71 billion, respectively.

Group Inc. has guaranteed the payment obligations of GS&Co., GS Bank USA, GS Bank Europe and GSEC subject to certain exceptions. In November 2008, we contributed subsidiaries into GS Bank USA, and Group Inc. agreed to guarantee certain losses, including credit-related losses, relating to assets held by the contributed entities. In connection with this guarantee, Group Inc. also agreed to pledge to GS Bank USA certain collateral, including interests in subsidiaries and other illiquid assets.

Our capital invested in non-U.S. subsidiaries is generally exposed to foreign exchange risk, substantially all of which is managed through a combination of derivative contracts and non-U.S. denominated debt.

Rating Agency Guidelines

The credit rating agencies assign credit ratings to the obligations of Group Inc., which directly issues or guarantees substantially all of the firm’s senior unsecured obligations. GS Bank USA has also been assigned long-term issuer ratings as well as ratings on its long-term and short-term bank deposits. In addition, credit rating agencies have assigned ratings to debt obligations of certain other subsidiaries of Group Inc.

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

Equity Capital Management

Our objective is to maintain a sufficient level and optimal composition of equity capital. We principally manage our capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts and other subordinated debt as business conditions warrant and subject to any regulatory approvals. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the consolidated and business unit levels. We attribute capital usage to each of our business units based upon our IRBC framework and manage the levels of usage based upon the balance sheet and risk limits established.

Preferred Stock.  In October 2008, we issued to Berkshire Hathaway and certain affiliates 50,000 shares of 10% Cumulative Perpetual Preferred Stock, Series G (Series G Preferred Stock), and a five-year warrant to purchase up to 43.5 million shares of common stock at an exercise price of $115.00 per share, for aggregate proceeds of $5.00 billion. The allocated carrying values of the warrant and the Series G Preferred Stock (based on their relative fair values on the date of issuance) were $1.14 billion and $3.86 billion, respectively. The Series G Preferred Stock is redeemable at the firm’s option, subject to the approval of the Federal Reserve Board, at a redemption value of $5.50 billion, plus accrued and unpaid dividends. Accordingly, upon a redemption in full at any time in the future of the Series G Preferred Stock, we would recognize a one-time preferred dividend of $1.64 billion (calculated as the difference between the carrying value and redemption value of the preferred stock), which would be recorded as a reduction to our earnings applicable to common shareholders and to our common shareholders’ equity in the period of redemption.

Share Repurchase Program.  We seek to use our share repurchase program to substantially offset increases in share count over time resulting from employee share-based compensation and to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our issuance of shares resulting from employee share-based compensation as well as our current and projected capital position (i.e., comparisons of our desired level of capital to our actual level of capital), but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. Any repurchase of our common stock requires approval by the Federal Reserve Board.

As of March 2010, under the Board’s existing share repurchase program, we can repurchase up to 47.7 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

See Notes 7 and 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios, capital ratios and book value per common share:

	As of
	March		December
	2010		2009
	($ in millions, except per share amounts)
Total assets	$880,528		$848,942
Adjusted assets (1)	548,503		546,151
Total shareholders’ equity	72,944		70,714
Tangible equity capital (2)	71,961		70,794
Leverage ratio (3)	12.1	x	12.0	x
Adjusted leverage ratio (4)	7.6	x	7.7	x
Debt to equity ratio (5)	2.5	x	2.6	x
Common shareholders’ equity	$65,987		$63,757
Tangible common shareholders’ equity (6)	60,004		58,837
Book value per common share (7)	122.52		117.48
Tangible book value per common share (6)(7)	111.41		108.42

	As of
	March		December
	2010		2009
	Basel I (8)
Tier 1 capital ratio	15.0%		15.0%
Total capital ratio	18.0%		18.2%
Tier 1 leverage ratio	8.1%		7.6%
Tier 1 common ratio (9)	12.4%		12.2%
Tangible common shareholders’ equity (6) to risk-weighted assets ratio	13.2%		13.6%

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses and federal funds sold, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets which are deducted when calculating tangible equity capital (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		March	December
		2010	2009
		(in millions)
Total assets		$880,528	$848,942
Deduct:	Securities borrowed	(202,841)	(189,939)
	Securities purchased under agreements to resell and federal funds sold	(166,368)	(144,279)
Add:	Trading liabilities, at fair value	140,081	129,019
	Less derivative liabilities	(53,861)	(56,009)

	Subtotal	86,220	73,010
Deduct:	Cash and securities segregated for regulatory and other purposes	(43,053)	(36,663)
	Goodwill and identifiable intangible assets	(5,983)	(4,920)

Adjusted assets		$548,503	$546,151

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		March	December
		2010	2009
		(in millions)
Total shareholders’ equity		$72,944	$70,714
Add:	Junior subordinated debt issued to trusts	5,000	5,000
Deduct:	Goodwill and identifiable intangible assets	(5,983)	(4,920)

Tangible equity capital		$71,961	$70,794

(3)	The leverage ratio equals total assets divided by total shareholders’ equity. This ratio is different from the Tier 1 leverage ratio included above, which is described in Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(4)	The adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including RSUs granted to employees with no future service requirements. We believe that tangible common shareholders’ equity and tangible book value per common share are meaningful because they are measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		March	December
		2010	2009
		(in millions)
Total shareholders’ equity		$72,944	$70,714
Deduct:	Preferred stock	(6,957)	(6,957)

Common shareholders’ equity		65,987	63,757
Deduct:	Goodwill and identifiable intangible assets	(5,983)	(4,920)

Tangible common shareholders’ equity		$60,004	$58,837

(7)	Book value and tangible book value per common share are based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 538.6 million and 542.7 million as of March 2010 and December 2009, respectively.

(8)	Calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies. RWAs were $455.79 billion and $431.89 billion as of March 2010 and December 2009, respectively, under Basel I. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital ratios.

(9)	The Tier 1 common ratio equals Tier 1 capital less preferred stock and junior subordinated debt issued to trusts, divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of Tier 1 capital to Tier 1 common capital:

		As of
		March	December
		2010	2009
		(in millions)
Tier 1 capital		$68,472	$64,642
Deduct:	Preferred stock	(6,957)	(6,957)
	Junior subordinated debt issued to trusts	(5,000)	(5,000)

Tier 1 common capital		$56,515	$52,685

Contractual Obligations

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, time deposits, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by maturity date as of March 2010:

Contractual Obligations
(in millions)

	Remainder	2011-	2013-	2015-
	of 2010	2012	2014	Thereafter	Total
Unsecured long-term borrowings (1)(2)(3)	$—	$43,566	$40,736	$96,112	$180,414
Secured long-term financings (1)(2)(4)	—	7,127	3,387	2,681	13,195
Time deposits (5)	—	1,991	2,314	2,121	6,426
Contractual interest payments (6)	5,006	12,804	9,801	29,645	57,256
Insurance liabilities (7)	517	1,610	1,041	8,636	11,804
Minimum rental payments	376	765	508	1,559	3,208
Purchase obligations	179	54	41	31	305

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Amount includes an increase of $6.44 billion to the carrying amount of certain of the firm’s unsecured long-term borrowings related to fair value hedges. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $557 million.

(4)	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales, debt raised through our William Street credit extension program and certain other nonrecourse financings, exceeded the related fair value by $398 million.

(5)	Excludes $3.04 billion of time deposits maturing within one year of our financial statement date.

(6)	Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of March 2010. Includes stated coupons, if any, on structured notes.

(7)	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

As of March 2010, our unsecured long-term borrowings were $180.41 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of March 2010, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.21 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the first quarter of 2010, total occupancy expenses for space held in excess of our current requirements was approximately $20 million, which includes costs related to the transition to our new headquarters in New York City. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

As of March 2010, included in purchase obligations was $93 million of construction-related obligations. As of March 2010, our construction-related obligations include commitments of $52 million related to our new headquarters in New York City. Initial occupancy of our new headquarters occurred during the fourth quarter of 2009.

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the above contractual obligations table.

See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our commitments, contingencies and guarantees.

Market Risk

The potential for changes in the market value of our trading and investing positions is referred to as market risk. Such positions result from market-making, underwriting, investing activities and proprietary trading. Substantially all of our inventory positions are marked-to-market on a daily basis and changes are recorded in net revenues.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Average for the
	Three Months Ended
	March	March
Risk Categories	2010	2009
Interest rates	$109	$218
Equity prices	88	38
Currency rates	35	38
Commodity prices	49	40
Diversification effect (2)	(120)	(94)

Total	$161	$240

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR decreased to $161 million for the first quarter of 2010 from $240 million for the first quarter of 2009, principally due to a decrease in the interest rates category and an increase in the diversification benefit across risk categories, partially offset by an increase in the equity prices category. The decrease in interest rates was primarily due to reduced rate exposures and lower levels of volatility. The increase in equity prices was primarily due to increased equity exposures.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $2 million gain as of March 2010. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $9 million gain (including hedges) as of March 2010.

Daily VaR (1)
(in millions)

	As of		Three Months Ended
	March	December	March 2010
Risk Categories	2010	2009	High	Low
Interest rates	$90	$122	$123	$90
Equity prices	93	99	124	58
Currency rates	57	21	57	20
Commodity prices	35	33	62	33
Diversification effect (2)	(111)	(122)

Total	$164	$153	$196	$142

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR increased to $164 million as of March 2010 from $153 million as of December 2009, primarily due to an increase in the currency rates category and a decrease in the diversification benefit across risk categories, partially offset by a decrease in the interest rates category. The increase in currency rates was principally due to higher levels of exposure. The decrease in interest rates was primarily due to reduced rate exposures and lower levels of volatility.

The following chart presents our daily VaR during the last four quarters:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended March 2010:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the first quarter of 2010.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

Asset Categories	10% Sensitivity Measure	10% Sensitivity
		Amount as of
		March 2010	December 2009
		(in millions)
FICC and Equities (1)
Equity (2)	Underlying asset value	$548	$616
Debt (3)	Underlying asset value	375	431

Principal Investments (4)
ICBC	ICBC ordinary share price	277	298
Other Equity (5)	Underlying asset value	954	1,001
Debt (6)	Underlying asset value	972	947
Real Estate (7)	Underlying asset value	675	690

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to private and restricted public equity securities held within the FICC and Equities components of our Trading and Principal Investments segment.

(3)	Primarily relates to acquired portfolios of distressed loans (primarily backed by commercial and residential real estate collateral), loans backed by commercial real estate, and corporate debt held within the FICC component of our Trading and Principal Investments segment.

(4)	Represents investments included within the Principal Investments component of our Trading and Principal Investments segment.

(5)	Primarily relates to interests in our merchant banking funds that invest in corporate equities.

(6)	Primarily relates to interests in our merchant banking funds that invest in corporate mezzanine debt instruments.

(7)	Primarily relates to interests in our merchant banking funds that invest in real estate. Such funds typically employ leverage as part of the investment strategy. This sensitivity measure is based on our percentage ownership of the underlying asset values in the funds and unfunded commitments to the funds.

In addition to the positions included in VaR and the other risk measures described above, as of March 2010, we held approximately $10.45 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $4.61 billion of money market instruments, $1.38 billion of government and U.S. federal agency obligations, $2.78 billion of corporate debt securities and other debt obligations, and $1.31 billion of mortgage and other asset-backed loans and securities. As of December 2009, we held approximately $10.70 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $5.12 billion of money market instruments, $1.25 billion of government and U.S. federal agency obligations, $2.78 billion of corporate debt securities and other debt obligations, and $1.31 billion of mortgage and other asset-backed loans and securities. In addition, as of March 2010 and December 2009, we held commitments and loans under the William Street credit extension program. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our William Street credit extension program.

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

To measure and manage our credit exposures, we use a variety of tools, including credit limits referenced to potential exposure. Potential exposure is an estimate of exposure, within a specified confidence level, that could be outstanding over the life of a transaction based on market movements. In addition, as part of our market risk management process, for positions measured by changes in credit spreads, we use VaR and other sensitivity measures. To supplement our primary credit exposure measures, we also use scenario analyses, such as credit spread widening scenarios, stress tests and other quantitative tools.

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

As of March 2010 and December 2009, we held $88.58 billion (10% of total assets) and $83.83 billion (10% of total assets), respectively, of U.S. government and federal agency obligations included in “Trading assets, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition. We held $42.75 billion (5% of total assets) and $38.61 billion (5% of total assets) of other sovereign obligations as of March 2010 and December 2009, respectively, principally consisting of securities issued by the governments of the United Kingdom, Japan and Germany as of March 2010, and the United Kingdom and Japan as of December 2009. In addition, as of March 2010 and December 2009, $108.42 billion and $87.63 billion of our securities purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition), respectively, were collateralized by U.S. government and federal agency obligations. Our securities purchased under agreements to resell and securities borrowed collateralized by other sovereign obligations were $83.93 billion and $77.99 billion as of March 2010 and December 2009, respectively, principally consisting of securities issued by the governments of Germany, France, Japan and the United Kingdom as of March 2010, and Germany, the United Kingdom and Japan as of December 2009. As of March 2010 and December 2009, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets.

Derivatives

Derivative contracts are instruments such as futures, forwards, swaps or option contracts that derive their value from underlying asset prices, indices, reference rates and other inputs or a combination of these factors. Derivative instruments may be privately negotiated contracts, which are often referred to as OTC derivatives, or they may be listed and traded on an exchange.

Substantially all of our derivative transactions are entered into to facilitate client transactions, as a means of risk management or to take proprietary positions. In addition to derivative transactions entered into for trading purposes, we enter into derivative contracts to manage currency exposure on our net investment in non-U.S. operations and to manage the interest rate and currency exposure on our long-term borrowings and certain short-term borrowings.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product type and by tenor:

OTC Derivatives
(in millions)

Assets	As of March 2010
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$11,457	$36,858	$24,756	$39,127	$112,198
Credit	3,456	21,147	10,249	5,844	40,696
Currencies	9,469	10,954	5,203	6,852	32,478
Commodities	5,596	6,248	436	8	12,288
Equities	6,124	8,815	4,953	2,086	21,978
Netting across product types (1)	(2,754)	(5,565)	(2,946)	(1,512)	(12,777)

Subtotal	$33,348 (4)	$78,457	$42,651	$52,405	$206,861

Cross maturity netting (2)					(24,350)
Cash collateral netting (3)					(118,754)

Total					$63,757

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$5,322	$13,386	$11,876	$13,979	$44,563
Credit	1,439	5,970	2,340	2,270	12,019
Currencies	10,103	4,523	2,664	2,217	19,507
Commodities	6,006	7,314	1,056	722	15,098
Equities	4,471	4,023	3,344	510	12,348
Netting across product types (1)	(2,754)	(5,565)	(2,946)	(1,512)	(12,777)

Subtotal	$24,587 (4)	$29,651	$18,334	$18,186	$90,758

Cross maturity netting (2)					(24,350)
Cash collateral netting (3)					(14,501)

Total					$51,907

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category, pursuant to enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category, where appropriate.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $19.94 billion and $15.91 billion, respectively.

OTC Derivatives
(in millions)

Assets	As of December 2009
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$14,266	$37,146	$25,608	$37,721	$114,741
Credit	5,743	20,465	11,497	6,281	43,986
Currencies	9,870	12,789	6,408	6,955	36,022
Commodities	6,201	7,546	521	41	14,309
Equities	6,742	8,818	4,920	2,350	22,830
Netting across product types (1)	(3,480)	(6,256)	(3,047)	(1,399)	(14,182)

Subtotal	$39,342 (4)	$80,508	$45,907	$51,949	$217,706

Cross maturity netting (2)					(24,681)
Cash collateral netting (3)					(124,603)

Total					$68,422

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$7,042	$12,831	$11,421	$12,518	$43,812
Credit	2,487	7,168	2,356	2,116	14,127
Currencies	12,202	4,003	2,789	2,132	21,126
Commodities	6,922	7,161	1,157	846	16,086
Equities	4,213	3,746	3,371	586	11,916
Netting across product types (1)	(3,480)	(6,256)	(3,047)	(1,399)	(14,182)

Subtotal	$29,386 (4)	$28,653	$18,047	$16,799	$92,885

Cross maturity netting (2)					(24,681)
Cash collateral netting (3)					(14,743)

Total					$53,461

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category, pursuant to enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category, where appropriate.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $21.60 billion and $18.08 billion, respectively.

The following tables set forth the distribution, by credit rating, of our exposure with respect to OTC derivatives by tenor, both before and after consideration of the effect of collateral and netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

OTC Derivative Credit Exposure
(in millions)

	As of March 2010
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$890	$2,586	$2,047	$2,153	$7,676	$(2,781)	$4,895	$4,475
AA/Aa2	4,736	11,186	8,331	9,601	33,854	(23,401)	10,453	7,144
A/A2	18,588	47,069	27,228	31,547	124,432	(100,712)	23,720	19,883
BBB/Baa2	4,634	8,202	2,860	7,853	23,549	(12,304)	11,245	5,824
BB/Ba2 or lower	3,793	8,206	1,899	1,065	14,963	(3,710)	11,253	7,168
Unrated	707	1,208	286	186	2,387	(196)	2,191	1,494

Total	$33,348 (1)	$78,457	$42,651	$52,405	$206,861	$(143,104)	$63,757	$45,988

	As of December 2009
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$2,020	$3,157	$3,507	$2,567	$11,251	$(5,603)	$5,648	$5,109
AA/Aa2	5,285	10,745	7,090	8,954	32,074	(19,653)	12,421	8,735
A/A2	22,707	47,891	30,267	31,203	132,068	(107,942)	24,126	20,111
BBB/Baa2	4,402	8,300	3,024	7,830	23,556	(11,064)	12,492	6,202
BB/Ba2 or lower	4,444	9,438	1,735	1,354	16,971	(4,914)	12,057	7,381
Unrated	484	977	284	41	1,786	(108)	1,678	1,161

Total	$39,342 (1)	$80,508	$45,907	$51,949	$217,706	$(149,284)	$68,422	$48,699

(1)	Includes fair values of OTC derivative assets, maturing within six months, of $19.94 billion and $21.60 billion as of March 2010 and December 2009, respectively.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements, and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category, where appropriate.

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

We manage liquidity risk according to the following framework:

•	Excess Liquidity. We maintain substantial excess liquidity to meet a broad range of potential cash outflows in a stressed environment, including financing obligations. The amount of our excess liquidity is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs.

•	Asset-Liability Management. Our funding strategy includes an assessment of the overall characteristics of our assets with respect to their anticipated holding periods and potential illiquidity in a stressed environment. In addition, we manage the maturities and diversity of our secured and unsecured funding liabilities across markets, products and counterparties, and we seek to maintain liabilities of appropriate term relative to our asset base.

•	Contingency Funding Plan (CFP). We maintain a CFP to help identify, measure, monitor and mitigate liquidity and funding risk. The CFP considers various risk factors that could occur during a crisis and provides a framework for analyzing and responding to a liquidity crisis.

During 2009, the Basel Committee on Banking Supervision introduced for public comment a new framework for liquidity risk management for financial institutions. While the principles behind the proposed measures are broadly consistent with our liquidity management framework and policies, it is possible that the final standards could impact the firm’s liquidity and funding requirements and practices.

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

The size of our Global Core Excess is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model, through which we analyze the consolidated firm as well as our major broker-dealer and bank depository institution subsidiaries, identifies and estimates potential contractual and contingent cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured long-term debt, promissory notes, commercial paper, term deposits and other unsecured funding products;

•	potential buybacks of a portion of our outstanding unsecured funding;

•	potential withdrawals of client deposits in our banking entities;

•	adverse changes in the terms of, or the inability to refinance, secured funding trades with upcoming maturities, reflecting, among other factors, the quality of the underlying collateral and counterparty concentration;

•	outflows of cash or collateral associated with the impact of market moves on our OTC derivatives, listed derivatives and securities and loans pledged as collateral for financing transactions;

•	other outflows of cash or collateral related to derivatives, including the impact of trade terminations, collateral substitutions, collateral disputes, collateral calls or termination payments (in the event of a two-notch downgrade in our credit ratings), collateral that has not been called by counterparties but is available to them, or additional margin that could be requested by exchanges or clearing houses in a stressed environment;

•	potential liquidity outflows associated with our prime brokerage business, including those related to customer credit balances;

•	draws on our unfunded commitments not supported by William Street Funding Corporation (1), with draw assumptions varying in magnitude reflecting, among other things, the type of commitment and counterparty, and

•	other upcoming cash outflows, such as tax and other large payments.

The following table sets forth the average loan value of the securities (the estimated amount of cash that would be advanced by counterparties against these securities), as well as certain overnight cash deposits that are included in our Global Core Excess:

	Three Months	Year Ended
	Ended March	December
	2010	2009
	(in millions)
U.S. dollar-denominated	$111,258	$120,970
Non-U.S. dollar-denominated	50,343	45,404

Total Global Core Excess	$161,601	$166,374

The U.S. dollar-denominated excess is comprised of only unencumbered U.S. government securities, U.S. agency securities and highly liquid U.S. agency mortgage-backed securities, all of which are eligible as collateral in Federal Reserve open market operations, as well as certain overnight cash deposits. Our non-U.S. dollar-denominated excess is comprised of only unencumbered French, German, United Kingdom and Japanese government bonds and certain overnight cash deposits in highly liquid currencies. We strictly limit our Global Core Excess to this narrowly defined

(1) The Global Core Excess excludes liquid assets of $4.03 billion held separately by William Street Funding Corporation. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the William Street credit extension program.

list of securities and cash because we believe they are highly liquid, even in a difficult funding environment. We do not believe that other potential sources of excess liquidity, such as lower-quality unencumbered securities or committed credit facilities, are as reliable in a liquidity crisis.

We maintain our Global Core Excess to enable us to meet current and potential liquidity requirements of our parent company, Group Inc., and all of its subsidiaries. The Global Core Excess is held at Group Inc. and our major broker-dealer and bank depository institution subsidiaries. Each of these entities has its own liquidity model and funding risk management framework with separate excess liquidity pools intended to meet potential outflows in each entity in a stressed environment. Liquidity held in each of these subsidiaries is assumed to be usable only by that entity for the purpose of meeting its liquidity requirements. Subsidiary liquidity is not available to Group Inc. unless legally provided for and there are no additional regulatory, tax or other restrictions.

In addition to our Global Core Excess, we have a significant amount of other unencumbered securities as a result of our business activities. These assets include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.

In reporting our Global Core Excess and other unencumbered assets, we use loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess, cash deposits not included in the Global Core Excess and our other unencumbered assets averaged $207.10 billion and $210.48 billion for the three months ended March 2010 and year ended December 2009, respectively.

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

Liabilities.  We seek to structure our liabilities to meet the following objectives:

•	Term Structure. We seek to structure our liabilities to have long-dated maturities in order to reduce refinancing risk. We manage maturity concentrations for both secured and unsecured funding to ensure we are able to mitigate any concentrated funding outflows.

•	Diversity of Funding Sources. We seek to maintain broad and diversified funding sources globally for both secured and unsecured funding. We make use of the repurchase agreement and securities lending markets, as well as other secured funding markets. We issue long-term debt through syndicated U.S. registered offerings, U.S. registered and 144A medium-term note programs, offshore medium-term note offerings and other debt offerings. We issue short-term debt through U.S. and non-U.S. commercial paper and promissory note issuances and other methods. We raise demand and savings deposits through cash sweep programs and time deposits through internal and third-party broker networks. We generally distribute our funding products through our own sales force to a large, diverse global creditor base. We believe that our relationships with our creditors are critical to our liquidity. Our creditors include banks, governments, securities lenders, pension funds, insurance companies, mutual funds and individuals. We access funding in a variety of markets in the Americas, Europe and Asia. We have imposed various internal guidelines on creditor concentration, including the amount of our commercial paper and promissory notes that can be owned by any single creditor or group of creditors.

•	Structural Protection. We structure our liabilities to reduce the risk that we may be required to redeem or repurchase certain of our borrowings prior to their contractual maturity. We issue substantially all of our unsecured debt without put provisions or other provisions that would, based solely upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price, trigger a requirement for an early payment, collateral support, change in terms, acceleration of maturity or the creation of an additional financial obligation.

Secured Funding.  We fund a substantial portion of our inventory on a secured basis, which we believe provides us with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit quality due to the underlying collateral. However, we recognize that the terms or availability of secured funding, particularly overnight funding, can deteriorate rapidly in a difficult environment. To help mitigate this risk, we generally do not rely on overnight secured funding, unless collateralized with highly liquid securities such as securities eligible for inclusion in our Global Core Excess. Substantially all of our other secured funding is executed for tenors of one month or greater. Additionally, we monitor counterparty concentration and hold a portion of our Global Core Excess for refinancing risk associated with all secured funding transactions. We seek longer terms for secured funding collateralized by lower-quality assets, as we believe these funding transactions may pose greater refinancing risk. The weighted average life of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our Global Core Excess, exceeded 100 days as of March 2010.

Unsecured Short-Term Borrowings.  Our liquidity also depends on the stability of our unsecured short-term financing base. Accordingly, we prefer issuing promissory notes, in which we do not make a market, over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of March 2010, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $40.78 billion. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

Unsecured Long-Term Borrowings.  We issue unsecured long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the first quarter of 2016 as of March 2010:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of March 2010 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into short-term floating rate obligations in order to minimize our exposure to interest rates.

Deposits.  As of March 2010, our bank depository institution subsidiaries had $38.43 billion in customer deposits, including $9.46 billion of certificates of deposit and other time deposits with a weighted average maturity of three years, and $28.97 billion of other deposits, substantially all of which were from cash sweep programs. GS Bank USA has access to funding through the Federal Reserve Bank discount window. While we do not rely on funding through the Federal Reserve Bank discount window in our liquidity modeling and stress testing, we maintain policies and procedures necessary to access this funding.

Temporary Liquidity Guarantee Program (TLGP).  As of March 2010, we had outstanding $20.69 billion of senior unsecured debt (comprised of $3.73 billion of short-term and $16.96 billion of long-term) guaranteed by the FDIC under the TLGP, all of which will mature on or prior to June 15, 2012. We have not issued long-term debt under the TLGP since March 2009 and the program has expired for new issuances.

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

	As of
	March	December
	2010	2009
	(in millions)
Mortgage and other asset-backed loans and securities	$13,236	$14,277
Bank loans and bridge loans (1)	20,787	19,345
Emerging market debt securities	2,736	2,957
High-yield and other debt obligations	12,866	12,028
Private equity investments and real estate fund investments (2)	13,182	14,633
Emerging market equity securities	5,835	5,193
ICBC ordinary shares (3)	7,538	8,111
SMFG convertible preferred stock (4)	—	933
Other restricted public equity securities	99	203
Other investments in funds (5)	3,031	2,911

(1)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(2)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $1.03 billion and $919 million as of March 2010 and December 2009, respectively, for which Goldman Sachs does not bear economic exposure. Excludes $1.29 billion as of March 2010, related to VIEs consolidated upon adoption of ASU No. 2009-17, for which Goldman Sachs does not bear economic exposure.

(3)	Includes interests of $4.76 billion and $5.13 billion as of March 2010 and December 2009, respectively, held by investment funds managed by Goldman Sachs.

(4)	During the first quarter of 2010, we converted our remaining SMFG preferred stock investment into common stock and delivered the common stock to close out our related hedge position.

(5)	Includes interests in other investment funds that we manage.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of March 2010, Group Inc. had $26.21 billion of such equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $22.96 billion invested in GSI, a regulated U.K. broker-dealer; $2.65 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.84 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $22.86 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $81.55 billion of unsubordinated loans and $14.84 billion of collateral provided to these entities as of March 2010, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

Contingency Funding Plan

The Goldman Sachs CFP sets out the plan of action to fund business activity in crisis situations and/or periods of market stress. The CFP outlines the appropriate communication channels to be followed throughout a crisis period and also provides a framework for analyzing and responding to a liquidity crisis including, but not limited to, the potential risk factors, identification of liquidity outflows, mitigants and potential actions.

Credit Ratings

The following table sets forth our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) and outlook as of March 2010:

	Short-Term	Long-Term	Subordinated	Trust	Preferred	Rating
	Debt	Debt	Debt	Preferred (1)	Stock (2)	Outlook
DBRS, Inc.	R-1 (middle)	A (high)	A	A	BBB	Stable (5)
Fitch, Inc.(3)	F1+	A+	A	A-	A-	Stable (6)
Moody’s Investors Service (4)	P-1	A1	A2	A3	Baa2	Negative (7)
Standard & Poor’s Ratings Services	A-1	A	A-	BBB	BBB	Negative (7)
Rating and Investment Information, Inc.	a-1+	AA-	A+	Not Applicable	Not Applicable	Negative (8)

(1)	Trust preferred securities issued by Goldman Sachs Capital I.

(2)	Includes Group Inc.’s non-cumulative preferred stock and the Normal Automatic Preferred Enhanced Capital Securities (APEX) issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

(3)	GS Bank USA has been assigned a rating of AA- for long-term bank deposits, F1+ for short-term bank deposits and A+ for long-term issuer.

(4)	GS Bank USA has been assigned a rating of Aa3 for long-term bank deposits, P-1 for short-term bank deposits and Aa3 for long-term issuer.

(5)	Applies to long-term and short-term ratings.

(6)	Applies to long-term issuer default ratings.

(7)	Applies to long-term ratings.

(8)	Applies to issuer rating.

On May 5, 2010, Fitch, Inc. affirmed Group Inc.’s long-term and short-term issuer default ratings but revised its Rating Outlook from “Stable” to “Negative.”

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

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of our liquidity, market, credit and operational risk management practices, the level and variability of our earnings, our capital base, our franchise, reputation and management, our corporate governance and the external operating environment, including the assumed level of government support. Recently, certain rating agencies have indicated that the enactment of financial regulatory reform legislation in the U.S. could result in the rating agencies reducing their assumed level of government support and therefore result in ratings downgrades for certain large financial institutions. However, this legislation is still in the proposal stage and any actions to be taken by the rating agencies have not been determined.

In evaluating our liquidity requirements, we consider additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. Based on our credit ratings as of March 2010, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.51 billion and $2.77 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in our long-term credit ratings.

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

Three Months Ended March 2010.  Our cash and cash equivalents decreased by $11.23 billion to $27.06 billion at the end of the first quarter of 2010. We used net cash of $8.47 billion in our operating and investing activities, primarily to fund securities borrowed and securities purchased under agreements to resell. We used net cash in financing activities of $2.76 billion, primarily due to repurchases of common stock.

Three Months Ended March 2009.  Our cash and cash equivalents increased by $21.61 billion to $35.42 billion at the end of the first quarter of 2009. We raised $22.52 billion in net cash from operating and financing activities, primarily in bank deposits and unsecured long-term borrowings. We used net cash of $913 million in our investing activities.

Balance Sheet

As of March 2010, total assets on our condensed consolidated statement of financial condition were $880.53 billion, an increase of $31.59 billion from December 2009. Consistent with the activity described in “— Cash Flows” above, the $31.59 billion increase is primarily attributable to (i) an increase in securities purchased under agreements to resell and federal funds sold of $22.09 billion, primarily due to an increase in our matched book business within Trading and Principal Investments related to an increase in client-driven activity and (ii) an increase in securities borrowed of $12.90 billion, primarily related to client-driven activity.

As of March 2010, total liabilities on our condensed consolidated statement of financial condition were $807.58 billion, an increase of $29.36 billion from December 2009. The $29.36 billion increase is primarily attributable to (i) an increase in securities sold under agreements to repurchase of $25.16 billion, primarily due to an increase in our matched book business within Trading and Principal Investments related to an increase in client-driven activity, (ii) an increase in trading liabilities, at fair value of $11.06 billion, primarily due to increases in equities and convertible debentures, and non-U.S. government obligations and (iii) a decrease in other liabilities and accrued expenses of $4.12 billion (see Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on “Other liabilities and accrued expenses”).

Recent Accounting Developments

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding Recent Accounting Developments.

Cautionary Statement Pursuant to the U.S. Private Securities
Litigation Reform Act of 1995

We have included or incorporated by reference in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk are set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” in Part I, Item 2 above.

Item 4:	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Goldman Sachs’ management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

We are involved in a number of judicial, regulatory and arbitration proceedings (including those described below) concerning matters arising in connection with the conduct of our businesses. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

IPO Process Matters.  In the lawsuit brought by an official committee of unsecured creditors on behalf of eToys, Inc., GS&Co. moved for summary judgment on March 19, 2010.

Enron Litigation Matters.  In the Texas federal court litigation relating to the Exchangeable Notes of Enron Corp., no appeal was taken from the final judgment approving the settlement in the class action, disposing of the matter. In the separate action brought by several funds that invested in the Exchangeable Notes and Zero Coupon Convertible Notes of Enron Corp., the funds did not opt out of the class settlement, and on April 20, 2010 filed a notice discontinuing the individual action with prejudice.

Adelphia Communications Fraudulent Conveyance Litigation.  On March 2, 2010, GS&Co. moved for summary judgment.

Treasury Matters.  By an order dated April 13, 2010, the U.S. Court of Appeals for the Seventh Circuit ruled that GS&Co.’s motion to dismiss the appeal would be entertained together with the merits of the appeal.

Refco Securities Litigation.  On April 20, 2010, certain underwriting defendants including GS&Co. entered into a definitive settlement of the class action, pursuant to which they will contribute $49.5 million to a settlement fund. The settlement is subject to court approval.

Short-Selling Litigation.  On March 3, 2010, plaintiffs filed a petition in the U.S. Supreme Court seeking review of the appellate court decision affirming dismissal of the complaint.

Compensation-Related Litigation.  In the action relating to Group Inc.’s 2007 proxy statement, on March 15, 2010, plaintiff filed a petition in the U.S. Supreme Court seeking review of the appellate court decision affirming dismissal of the complaint.

In the action relating to Group Inc.’s 2008 proxy statement, plaintiff filed a further amended complaint on March 24, 2010.

In the actions in New York state court, on April 8, 2010, plaintiffs filed a motion indicating that they no longer intend to pursue their claims but are seeking an award of attorney’s fees in connection with bringing the suit. In the actions brought in the Delaware Court of Chancery, defendants moved to dismiss on March 9, 2010, and plaintiffs amended their complaint on April 28, 2010 to include, among other things, the allegations included in the SEC’s action described under “Mortgage-Related Matters” below.

Mortgage-Related Matters.  On March 31, 2010, the plaintiff in the purported class action commenced on December 11, 2008 relating to various mortgage pass-through and asset-backed certificates issued by various securitization trusts in 2007 filed a third amended complaint. On April 26, 2010, an alleged purchaser of asset-backed certificates issued in an offering that is not included in the third amended complaint moved to intervene in the action as an additional plaintiff on behalf of a putative class of purchasers of securities in that offering.

On April 16, 2010, the SEC brought an action (SEC Action) under the U.S. federal securities laws in the U.S. District Court for the Southern District of New York against GS&Co. and one of its employees in connection with a CDO offering made in early 2007 (2007 CDO Transaction), alleging that the defendants made materially false and misleading statements to investors and seeking, among other things, unspecified monetary penalties. Notices of investigation subsequently have been received by GS&Co. from FINRA and by GSI from the U.K. Financial Services Authority, and Group Inc. and certain of its affiliates have received requests for information from other regulators regarding CDO offerings, including the 2007 CDO Transaction, and related matters.

Since April 22, 2010, a number of putative shareholder derivative actions have been filed in New York Supreme Court, New York County, and the United States District Court for the Southern District of New York against Group Inc., the Board and certain officers and employees of Group Inc. and its affiliates in connection with CDO offerings made between 2004 and 2007, including the 2007 CDO Transaction. These derivative complaints generally include allegations of breach of fiduciary duty, corporate waste, abuse of control, mismanagement, unjust enrichment, misappropriation of information and insider trading, and challenge the accuracy and adequacy of Group Inc.’s disclosure. These derivative complaints seek, among other things, declaratory relief, unspecified compensatory damages, restitution and certain corporate governance reforms. In addition, plaintiffs in the Delaware Court of Chancery actions described in the “Compensation-Related Litigation” section above have amended their complaint to assert, among other things, allegations similar to those in the derivative claims referred to above.

Since April 23, 2010, the Board has received letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. The demands generally allege misconduct in connection with the 2007 CDO Transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation that led to the SEC Action, and Group Inc.’s 2009 compensation practices. The demands include a letter from a Group Inc. shareholder, which previously made a demand that the Board investigate and take action in connection with auction products matters, and has now expanded its demand to address the foregoing matters.

In addition, beginning April 26, 2010, a number of purported securities law class actions have been filed in the United States District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market and the SEC investigation that led to the SEC Action. The purported class action complaints, which name as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, generally allege violations of Sections 10(b) and 20(a) of the Exchange Act and seek unspecified damages.

We anticipate that additional putative shareholder derivative actions and other litigation may be filed, and regulatory and other investigations and actions commenced, against us with respect to offerings of CDOs.

To the extent we are unable to obtain appropriate waivers from relevant regulators, resolution of the SEC Action, through a judgment or a settlement that includes an injunction, a cease-and-desist order or a finding of fraud, could result in collateral consequences to us that may materially adversely affect the manner in which we conduct our businesses, including, without limitation, an inability to act as a registered broker-dealer or provide certain advisory and other services to U.S. registered mutual funds. In addition, regulators could impose restrictions on the activities of our banking, commodities, investment advisory or other regulated businesses.

Auction Products Matters.  On March 19, 2010, GS&Co. entered into an Administrative Consent Order with the Illinois Secretary of State, Securities Department, which had conducted an investigation on behalf of states other than New York. GS&Co. is in the process of entering into similar consent orders with the other states.

In the actions alleging a conspiracy to manipulate the auction securities market in violation of the federal antitrust laws, on March 1, 2010, plaintiffs filed a notice of appeal from the dismissal of their complaints.

Washington Mutual Securities Litigation.  Plaintiffs filed their motion for class certification on April 30, 2010.

Transactions with the Hellenic Republic (Greece).  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations in connection with the firm’s transactions with the Hellenic Republic (Greece), including financing and swap transactions. Goldman Sachs is cooperating with the investigations and reviews.

Sales and Trading Practices.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to the sales, trading and clearance of corporate and government securities and other financial products, including compliance with the SEC’s short sale rule, algorithmic and quantitative trading, futures trading, trading of credit derivative instruments, commodities trading and the effectiveness of internal information barriers. Goldman Sachs is cooperating with the investigations and reviews.

Municipal Securities Matters.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to transactions involving municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading of municipal derivative instruments in connection with municipal offerings and the possible impact of credit default swap transactions on municipal issuers. Goldman Sachs is cooperating with the investigations and reviews.

Group Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. (GSMMDP) and GS Bank USA are among numerous financial services firms that have been named as defendants in six individual antitrust actions filed beginning on November 12, 2009 in the U.S. District Courts for the Central and Eastern Districts of California by multiple California municipalities, which have been coordinated with related antitrust class action litigation and individual actions, in which no Goldman Sachs affiliate is named, for pre-trial proceedings in the U.S. District Court for the Southern District of New York. The complaints against Group Inc., GSMMDP and GS Bank USA generally allege that the Goldman Sachs defendants participated in a conspiracy to arrange bids, fix prices and divide up the market for derivatives used by municipalities in refinancing and hedging transactions from 1992 to 2008. The complaints assert claims under the federal antitrust laws and California’s Cartwright Act, and seek, among other things, treble damages under the antitrust laws and injunctive relief. On April 26, 2010, the Goldman Sachs defendants’ motion to dismiss was denied.

Financial Crisis-Related Matters.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to the 2008 financial crisis, including the establishment and unwind of credit default swaps between Goldman Sachs and American International Group, Inc. (AIG) and other transactions with, and in the securities of, AIG, The Bear Stearns Companies Inc., Lehman Brothers Holdings Inc. and other firms. Goldman Sachs is cooperating with the investigations and reviews.

Research Matters.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to research practices, including communications among research analysts, sales and trading personnel and clients. Goldman Sachs is cooperating with the investigations and reviews.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2010.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
Month #1
(January 1, 2010 to January 31, 2010)	—	—	—	60,837,406
Month #2
(February 1, 2010 to February 28, 2010)	—	—	—	60,837,406
Month #3
(March 1, 2010 to March 31, 2010)	13,180,250	$172.15	13,180,250	47,657,156

Total	13,180,250		13,180,250

(1)	On March 21, 2000, we announced that our Board had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our Board adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We seek to use our share repurchase program to substantially offset increases in share count over time resulting from employee share-based compensation and to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our issuance of shares resulting from employee share-based compensation as well as our current and projected capital position (i.e., comparisons of our desired level of capital to our actual level of capital), but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. Any repurchase of our common stock requires approval by the Federal Reserve Board. The total remaining authorization under the repurchase program was 47,657,156 shares as of April 23, 2010; the repurchase program has no set expiration or termination date.

Item 6:	Exhibits

Exhibits:

10.1	General Guarantee Agreement, dated March 2, 2010, made by The Goldman Sachs Group, Inc. relating to the obligations of Goldman Sachs Execution & Clearing, L.P.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.*

32.1	Section 1350 Certifications.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2010 and March 27, 2009, (ii) the Condensed Consolidated Statements of Financial Condition as of March 31, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2010 and year ended December 31, 2009, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 27, 2009, (v) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and March 27, 2009, and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: May 7, 2010