Form 10-Q
period 2010-06-30
GOLDMAN SACHS GROUP INC
filed 2010-08-09
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 23, 2010, there were 515,616,486 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 2010

INDEX

		Page
Form 10-Q Item Number:		No.

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2010 and June 26, 2009	2
	Condensed Consolidated Statements of Financial Condition as of June 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2010 and year ended December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 26, 2009	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and June 26, 2009	6
	Notes to Condensed Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	81
	Statistical Disclosures	82

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	86

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	147

Item 4:	Controls and Procedures	147

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	148

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	150

Item 6:	Exhibits	151

SIGNATURES		152
EX-10.1 FORM OF DEED OF GIFT
EX-12.1 STATEMENT RE: COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES AND RATIOS OF EARNINGS TO COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS
EX-15.1 LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
EX-31.1 RULE 13A-14(A) CERTIFICATIONS
EX-32.1 SECTION 1350 CERTIFICATIONS
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
	(in millions, except per share amounts)

Revenues
Investment banking	$917	$1,440	$2,101	$2,263
Trading and principal investments	5,292	9,322	14,487	15,028
Asset management and securities services	1,013	957	1,991	1,946

Total non-interest revenues	7,222	11,719	18,579	19,237

Interest income	3,302	3,470	6,303	7,832
Interest expense	1,683	1,428	3,266	3,883

Net interest income	1,619	2,042	3,037	3,949

Net revenues, including net interest income	8,841	13,761	21,616	23,186

Operating expenses
Compensation and benefits	3,802	6,649	9,295	11,361

U.K. bank payroll tax	600	—	600	—

Brokerage, clearing, exchange and distribution fees	622	574	1,184	1,110
Market development	116	82	226	150
Communications and technology	186	173	362	346
Depreciation and amortization	437	426	809	975
Occupancy	274	242	530	483
Professional fees	227	145	409	280
Other expenses	1,129	441	1,594	823

Total non-compensation expenses	2,991	2,083	5,114	4,167

Total operating expenses	7,393	8,732	15,009	15,528

Pre-tax earnings	1,448	5,029	6,607	7,658
Provision for taxes	835	1,594	2,538	2,409

Net earnings	613	3,435	4,069	5,249
Preferred stock dividends	160	717	320	872

Net earnings applicable to common shareholders	$453	$2,718	$3,749	$4,377

Earnings per common share
Basic	$0.82	$5.27	$6.87	$8.81
Diluted	0.78	4.93	6.41	8.42

Dividends declared per common share	$0.35	$0.35	$0.70	$0.35

Average common shares outstanding
Basic	539.8	514.1	542.9	495.7
Diluted	580.4	551.0	585.2	520.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	June	December
	2010	2009
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$32,601	$38,291
Cash and securities segregated for regulatory and other purposes (includes $42,532 and $18,853 at fair value as of June 2010 and December 2009, respectively)	56,414	36,663
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $169,280 and $144,279 at fair value as of June 2010 and December 2009, respectively)	169,280	144,279
Securities borrowed (includes $64,856 and $66,329 at fair value as of June 2010 and December 2009, respectively)	190,079	189,939
Receivables from brokers, dealers and clearing organizations	13,485	12,597
Receivables from customers and counterparties (includes $2,734 and $1,925 at fair value as of June 2010 and December 2009, respectively)	57,261	55,303
Trading assets, at fair value (includes $35,643 and $31,485 pledged as collateral as of June 2010 and December 2009, respectively)	334,868	342,402
Other assets	29,200	29,468

Total assets	$883,188	$848,942

Liabilities and shareholders’ equity
Deposits (includes $2,127 and $1,947 at fair value as of June 2010 and December 2009, respectively)	$37,024	$39,418
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	149,908	128,360
Securities loaned (includes $1,139 and $6,194 at fair value as of June 2010 and December 2009, respectively)	11,052	15,207
Other secured financings (includes $15,887 and $15,228 at fair value as of June 2010 and December 2009, respectively)	25,834	24,134
Payables to brokers, dealers and clearing organizations	4,745	5,242
Payables to customers and counterparties	185,531	180,392
Trading liabilities, at fair value	147,170	129,019
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $19,509 and $18,403 at fair value as of June 2010 and December 2009, respectively)	39,123	37,516
Unsecured long-term borrowings (includes $20,241 and $21,392 at fair value as of June 2010 and December 2009, respectively)	178,582	185,085
Other liabilities and accrued expenses (includes $2,992 and $2,054 at fair value as of June 2010 and December 2009, respectively)	30,400	33,855

Total liabilities	809,369	778,228

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $8,100 as of both June 2010 and December 2009	6,957	6,957
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 766,674,337 and 753,412,247 shares issued as of June 2010 and December 2009, respectively, and 515,486,866 and 515,113,890 shares outstanding as of June 2010 and December 2009, respectively	8	8
Restricted stock units and employee stock options	6,362	6,245
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	41,597	39,770
Retained earnings	53,599	50,252
Accumulated other comprehensive loss	(318)	(362)
Stock held in treasury, at cost, par value $0.01 per share; 251,187,473 and 238,298,357 shares as of June 2010 and December 2009, respectively	(34,386)	(32,156)

Total shareholders’ equity	73,819	70,714

Total liabilities and shareholders’ equity	$883,188	$848,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Six Months
	Ended	Year Ended
	June 2010	December 2009
	(in millions)

Preferred stock
Balance, beginning of year	$6,957	$16,483
Accretion	—	48
Repurchased	—	(9,574)

Balance, end of period	6,957	6,957
Common stock
Balance, beginning of year	8	7
Issued	—	1

Balance, end of period	8	8
Restricted stock units and employee stock options
Balance, beginning of year	6,245	9,463
Issuance and amortization of restricted stock units and employee stock options	2,643	2,064
Delivery of common stock underlying restricted stock units	(2,457)	(5,206)
Forfeiture of restricted stock units and employee stock options	(64)	(73)
Exercise of employee stock options	(5)	(3)

Balance, end of period	6,362	6,245
Additional paid-in capital
Balance, beginning of year	39,770	31,070
Issuance of common stock	—	5,750
Repurchase of common stock warrants	—	(1,100)
Delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	2,672	5,708
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(962)	(863)
Excess net tax benefit/(provision) related to share-based compensation	118	(793)
Cash settlement of share-based compensation	(1)	(2)

Balance, end of period	41,597	39,770
Retained earnings
Balance, beginning of year	50,252	38,579
Net earnings	4,069	13,385
Dividends and dividend equivalents declared on common stock and restricted stock units	(402)	(588)
Dividends declared on preferred stock	(320)	(1,076)
Preferred stock accretion	—	(48)

Balance, end of period	53,599	50,252
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(362)	(372)
Currency translation adjustment, net of tax	(14)	(70)
Pension and postretirement liability adjustments, net of tax	11	(17)
Net unrealized gains on available-for-sale securities, net of tax	47	97

Balance, end of period	(318)	(362)
Stock held in treasury, at cost
Balance, beginning of year	(32,156)	(32,176)
Repurchased	(2,269)	(2	) (1)
Reissued	39	22

Balance, end of period	(34,386)	(32,156)

Total shareholders’ equity	$73,819	$70,714

(1)	Relates primarily to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business and shares withheld to satisfy withholding tax requirements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months
	Ended June
	2010	2009
	(in millions)

Cash flows from operating activities
Net earnings	$4,069	$5,249
Non-cash items included in net earnings
Depreciation and amortization	815	1,176
Share-based compensation	2,594	907
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(19,748)	58,895
Net receivables from brokers, dealers and clearing organizations	(1,336)	2,715
Net payables to customers and counterparties	3,263	(37,786)
Securities borrowed, net of securities loaned	(4,296)	(16,490)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(3,452)	(136,246)
Trading assets, at fair value	16,823	172,389
Trading liabilities, at fair value	18,145	(38,731)
Other, net	(14,428)	3,942

Net cash provided by operating activities	2,449	16,020
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(452)	(653)
Proceeds from sales of property, leasehold improvements and equipment	49	50
Business acquisitions, net of cash acquired	(753)	(208)
Proceeds from sales of investments	445	140
Purchase of available-for-sale securities	(1,248)	(1,904)
Proceeds from sales of available-for-sale securities	1,269	1,803

Net cash used for investing activities	(690)	(772)
Cash flows from financing activities
Unsecured short-term borrowings, net	204	(10,965)
Other secured financings (short-term), net	1,392	(6,531)
Proceeds from issuance of other secured financings (long-term)	1,752	3,400
Repayment of other secured financings (long-term), including the current portion	(2,528)	(2,850)
Proceeds from issuance of unsecured long-term borrowings	9,518	20,875
Repayment of unsecured long-term borrowings, including the current portion	(13,458)	(16,805)
Preferred stock repurchased	—	(9,574)
Derivative contracts with a financing element, net	536	1,815
Deposits, net	(2,394)	9,327
Common stock repurchased	(2,269)	(2)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(722)	(1,495)
Proceeds from issuance of common stock, including stock option exercises	250	5,893
Excess tax benefit related to share-based compensation	271	38
Cash settlement of share-based compensation	(1)	(2)

Net cash used for financing activities	(7,449)	(6,876)

Net increase/(decrease) in cash and cash equivalents	(5,690)	8,372
Cash and cash equivalents, beginning of year	38,291	13,805

Cash and cash equivalents, end of period	$32,601	$22,177

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $3.75 billion and $4.58 billion during the six months ended June 2010 and June 2009, respectively.

Cash payments for income taxes, net of refunds, were $2.77 billion and $1.81 billion during the six months ended June 2010 and June 2009, respectively.

Non-cash activities:
The firm assumed $90 million and $16 million of debt in connection with business acquisitions during the six months ended June 2010 and June 2009, respectively. In addition, in the first quarter of 2010, the firm recorded an increase of approximately $3 billion in both assets (primarily trading assets, at fair value) and liabilities (primarily unsecured short-term borrowings and other liabilities) upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
	(in millions)

Net earnings	$613	$3,435	$4,069	$5,249
Currency translation adjustment, net of tax	(10)	(54)	(14)	(29)
Pension and postretirement liability adjustments, net of tax	5	8	11	17
Net unrealized gains on available-for-sale securities, net of tax	43	53	47	34

Comprehensive income	$651	$3,442	$4,113	$5,271

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

All references to June 2010 and June 2009, unless specifically stated otherwise, refer to the firm’s fiscal periods ended, or the dates, as the context requires, June 30, 2010 and June 26, 2009, respectively. Beginning with the fourth quarter of fiscal 2009, the firm changed its fiscal year-end from the last Friday of December to December 31. All references to December 2009, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, December 31, 2009. All references to 2010, unless specifically stated otherwise, refer to the firm’s year ending, or the date, as the context requires, December 31, 2010. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Transfers between levels and sales are recognized at the beginning of the reporting period in which they occur.

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

•	Bank loans and bridge loans, Corporate debt securities, State and municipal obligations and Other debt obligations. Valuations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analyses, which incorporate comparisons both to credit default swaps that reference the same underlying credit risk and to other debt instruments for the same issuer for which observable prices or broker quotes are available.

•	Loans and securities backed by commercial real estate. Loans and securities backed by commercial real estate are collateralized by specific assets and may be tranched into varying levels of subordination. Due to the nature of these instruments, valuation techniques vary by instrument, but are generally based on relative value analyses, discounted cash flow techniques or a combination thereof. Significant inputs for these valuations include transactions in both the underlying collateral and instruments with the same or substantially the same underlying collateral, credit default swap prices, current levels and trends of market indices (such as the CMBX), market yields and other factors (such as the operating income generated by the underlying collateral) which are used in determining the amount and timing of expected future cash flows.

•	Loans and securities backed by residential real estate. Valuations are based on both proprietary and industry recognized models (including Intex and Bloomberg), and discounted cash flow techniques. The most significant inputs to the valuation of these instruments are the rates and timing of delinquencies, the rates and timing of prepayments, and default and loss expectations, which are driven in part by housing prices. The significant inputs are determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles, including relevant indices such as the ABX.

•	Loan portfolios. Loan portfolios are acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral. Valuations are based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows and market yields. The significant inputs are determined based on relative value analyses which incorporate comparisons to recent auction data for other similar loan portfolios.

•	Derivative contracts. Certain OTC derivatives trade in less liquid markets with limited pricing information and the determination of fair value for these derivatives is inherently more difficult. The valuations of these less liquid OTC derivatives are typically based on level 1 and/or level 2 inputs that can be observed in the market, as well as unobservable level 3 inputs. Unobservable inputs typically include certain correlations as well as credit spreads, equity volatilities, commodity prices and commodity volatilities that are long-dated or derived from trading activity in inactive or less liquid markets. When unobservable inputs to a valuation

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

Other Financial Assets and Financial Liabilities at Fair Value

Other financial assets and financial liabilities at fair value are generally valued based on discounted cash flow techniques which incorporate inputs with reasonable levels of price transparency and are generally classified within level 2 of the fair value hierarchy. Significant inputs for each category of other financial asset and financial liability at fair value are as follows:

•	Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments (which are related to the firm’s matched book and certain firm financing activities) are the amount and timing of expected future cash flows, interest rates and collateral funding spreads.

•	Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value, including transfers of financial assets accounted for as financings rather than sales, debt raised through the firm’s William Street credit extension program and certain other nonrecourse financings, are the amount and timing of expected future cash flows, interest rates, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market yields and recovery assumptions), the frequency of additional collateral calls and the credit spreads of the firm.

•	Unsecured short-term and long-term borrowings. The significant inputs to the valuation of certain short-term and long-term borrowings at fair value, including all promissory notes and commercial paper, certain hybrid financial instruments and prepaid physical commodity transactions, are the amount and timing of expected future cash flows, interest rates, the credit spreads of the firm, as well as commodity prices in the case of prepaid physical commodity transactions and, for certain hybrid financial instruments, equity prices, inflation rates and index levels.

•	Receivables from customers and counterparties. The significant inputs to the valuation of certain receivables from customers and counterparties, including certain margin loans, transfers of financial assets accounted for as secured loans rather than purchases and prepaid variable share forwards, are interest rates and the amount and timing of expected future cash flows.

•	Insurance and reinsurance contracts. Insurance and reinsurance contracts at fair value are included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses” in the firm’s condensed consolidated statements of financial condition. These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant level 2 inputs typically include interest rates and inflation risk. Significant level 3 inputs typically include mortality or funding

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of June 2010 and December 2009, “Cash and cash equivalents” on the condensed consolidated statements of financial condition included $5.84 billion and $4.45 billion, respectively, of cash and due from banks and $26.76 billion and $33.84 billion, respectively, of interest-bearing deposits with banks.

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

	As of
	June 2010				December 2009
	Assets		Liabilities		Assets		Liabilities
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$10,449	(1)	$—		$9,111	(1)	$—
U.S. government and federal agency obligations	83,344		19,148		78,336		20,982
Non-U.S. government obligations	40,789		29,875		38,858		23,843
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	5,859		24		6,203		29
Loans and securities backed by residential real estate	6,219		42		6,704		74
Loan portfolios	1,258	(2)	—		1,370	(2)	—
Bank loans and bridge loans	17,776		1,679	(5)	19,345		1,541	(5)
Corporate debt securities	24,386		7,243		26,368		6,229
State and municipal obligations	2,393		—		2,759		36
Other debt obligations	3,851		—		2,914		—
Equities and convertible debentures	57,165		31,548		71,474		20,253
Physical commodities	1,578		37		3,707		23
Derivative contracts	79,801	(3)	57,574	(6)	75,253	(3)	56,009	(6)

Total	$334,868	(4)	$147,170		$342,402	(4)	$129,019

(1)	Includes $4.08 billion and $4.31 billion as of June 2010 and December 2009, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 8 for further information regarding the William Street credit extension program.

(2)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(3)	Net of cash received pursuant to credit support agreements of $113.76 billion and $124.60 billion as of June 2010 and December 2009, respectively.

(4)	Includes $3.96 billion and $3.86 billion as of June 2010 and December 2009, respectively, of securities accounted for as available-for-sale, substantially all of which is held within the firm’s insurance subsidiaries.

(5)	Includes the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is included in trading assets, at fair value.

(6)	Net of cash posted pursuant to credit support agreements of $17.65 billion and $14.74 billion as of June 2010 and December 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value Hierarchy

The firm’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

	As of
	June	March	December
	2010	2010	2009
	($ in millions)
Total level 3 assets	$46,125	$45,153	$46,475
Level 3 assets for which the firm bears economic exposure (1)	43,516	42,513	43,348

Total assets	883,188	880,528	848,942
Total financial assets at fair value	614,270	606,238	573,788

Total level 3 assets as a percentage of Total assets	5.2%	5.1%	5.5%
Level 3 assets for which the firm bears economic exposure as a percentage of Total assets	4.9	4.8	5.1

Total level 3 assets as a percentage of Total financial assets at fair value	7.5	7.4	8.1
Level 3 assets for which the firm bears economic exposure as a percentage of Total financial assets at fair value	7.1	7.0	7.6

(1)	Excludes assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

The following tables set forth by level within the fair value hierarchy trading assets, at fair value, trading liabilities, at fair value, and other financial assets and financial liabilities accounted for at fair value under the fair value option as of June 2010 and December 2009. See Note 2 for further information on the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of June 2010
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$4,380		$6,069		$—		$—		$10,449
U.S. government and federal agency obligations	37,177		46,167		—		—		83,344
Non-U.S. government obligations	37,077		3,712		—		—		40,789
Mortgage and other asset-backed loans and securities (1):
Loans and securities backed by commercial real estate	—		1,991		3,868		—		5,859
Loans and securities backed by residential real estate	—		4,095		2,124		—		6,219
Loan portfolios	—		—		1,258		—		1,258
Bank loans and bridge loans	—		8,203		9,573		—		17,776
Corporate debt securities (2)	137		21,657		2,592		—		24,386
State and municipal obligations	—		1,568		825		—		2,393
Other debt obligations	—		2,475		1,376		—		3,851
Equities and convertible debentures	37,845	(4)	8,985	(6)	10,335	(8)	—		57,165
Physical commodities	—		1,578		—		—		1,578

Total cash instruments	116,616		106,500		31,951		—		255,067
Derivative contracts	284		181,600		13,956		(116,039	) (9)	79,801

Trading assets, at fair value	116,900		288,100		45,907		(116,039)		334,868
Securities segregated for regulatory and other purposes	20,760	(5)	21,772	(7)	—		—		42,532
Securities purchased under agreements to resell	—		169,280		—		—		169,280
Securities borrowed	—		64,856		—		—		64,856
Receivables from customers and counterparties	—		2,516		218		—		2,734

Total financial assets at fair value	$137,660		$546,524		$46,125		$(116,039)		$614,270

Level 3 assets for which the firm does not bear economic exposure (3)					(2,609)

Level 3 assets for which the firm bears economic exposure					$43,516

(1)	Includes $7 million and $655 million of collateralized debt obligations (CDOs) backed by real estate within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Includes $315 million and $775 million of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of publicly listed equity securities. Includes the firm’s $9.68 billion investment in the ordinary shares of Industrial and Commercial Bank of China Limited, which was transferred from level 2 within the fair value hierarchy upon expiration of transfer restrictions in April 2010.

(5)	Principally consists of U.S. Department of the Treasury (U.S. Treasury) securities and money market instruments as well as insurance separate account assets measured at fair value.

(6)	Principally consists of less liquid publicly listed securities.

(7)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(8)	Includes $9.24 billion of private equity investments, $918 million of real estate investments and $180 million of convertible debentures.

(9)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of June 2010
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)
U.S. government and federal agency obligations	$18,323	$825	$—		$—		$19,148
Non-U.S. government obligations	29,532	343	—		—		29,875
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	24	—		—		24
Loans and securities backed by residential real estate	—	42	—		—		42
Bank loans and bridge loans	—	1,182	497		—		1,679
Corporate debt securities (1)	62	7,090	91		—		7,243
Equities and convertible debentures (2)	30,005	1,536	7		—		31,548
Physical commodities	—	37	—		—		37

Total cash instruments	77,922	11,079	595		—		89,596
Derivative contracts	82	71,333	6,084		(19,925	) (4)	57,574

Trading liabilities, at fair value	78,004	82,412	6,679		(19,925)		147,170
Deposits	—	2,127	—		—		2,127
Securities sold under agreements to repurchase, at fair value	—	148,489	1,419		—		149,908
Securities loaned	—	1,139	—		—		1,139
Other secured financings	—	7,801	8,086		—		15,887
Unsecured short-term borrowings	—	16,741	2,768		—		19,509
Unsecured long-term borrowings	—	18,342	1,899		—		20,241
Other liabilities and accrued expenses	—	606	2,386		—		2,992

Total financial liabilities at fair value	$78,004	$277,657	$23,237	(3)	$(19,925)		$358,973

(1)	Includes $11 million and $82 million of CDOs and CLOs backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Substantially all consists of publicly listed equity securities.

(3)	Level 3 liabilities were 6.5% of Total financial liabilities at fair value.

(4)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of December 2009
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$5,026		$4,085		$—		$—		$9,111
U.S. government and federal agency obligations	36,391		41,945		—		—		78,336
Non-U.S. government obligations	33,881		4,977		—		—		38,858
Mortgage and other asset-backed loans and securities (1):
Loans and securities backed by commercial real estate	—		1,583		4,620		—		6,203
Loans and securities backed by residential real estate	—		4,824		1,880		—		6,704
Loan portfolios	—		6		1,364		—		1,370
Bank loans and bridge loans	—		9,785		9,560		—		19,345
Corporate debt securities (2)	164		23,969		2,235		—		26,368
State and municipal obligations	—		1,645		1,114		—		2,759
Other debt obligations	—		679		2,235		—		2,914
Equities and convertible debentures	37,103	(4)	22,500	(6)	11,871	(9)	—		71,474
Physical commodities	—		3,707		—		—		3,707

Total cash instruments	112,565		119,705		34,879		—		267,149
Derivative contracts	161		190,816	(7)	11,596	(7)	(127,320	) (10)	75,253

Trading assets, at fair value	112,726		310,521		46,475		(127,320)		342,402
Securities segregated for regulatory and other purposes	14,381	(5)	4,472	(8)	—		—		18,853
Securities purchased under agreements to resell	—		144,279		—		—		144,279
Securities borrowed	—		66,329		—		—		66,329
Receivables from customers and counterparties	—		1,925		—		—		1,925

Total financial assets at fair value	$127,107		$527,526		$46,475		$(127,320)		$573,788

Level 3 assets for which the firm does not bear economic exposure (3)					(3,127)

Level 3 assets for which the firm bears economic exposure					$43,348

(1)	Includes $291 million and $311 million of CDOs and CLOs backed by real estate within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Includes $338 million and $741 million of CDOs and CLOs backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of publicly listed equity securities.

(5)	Principally consists of U.S. Treasury securities and money market instruments as well as insurance separate account assets measured at fair value.

(6)	Substantially all consists of less liquid publicly listed securities.

(7)	Includes $31.44 billion and $9.58 billion of credit derivative assets within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(8)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(9)	Includes $10.56 billion of private equity investments, $1.23 billion of real estate investments and $79 million of convertible debentures.

(10)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of December 2009
						Netting and
	Level 1	Level 2		Level 3		Collateral		Total
	(in millions)
U.S. government and federal agency obligations	$20,940	$42		$—		$—		$20,982
Non-U.S. government obligations	23,306	537		—		—		23,843
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	29		—		—		29
Loans and securities backed by residential real estate	—	74		—		—		74
Bank loans and bridge loans	—	1,128		413		—		1,541
Corporate debt securities (1)	65	6,018		146		—		6,229
State and municipal obligations	—	36		—		—		36
Equities and convertible debentures (2)	19,072	1,168		13		—		20,253
Physical commodities	—	23		—		—		23

Total cash instruments	63,383	9,055		572		—		73,010
Derivative contracts	126	66,943	(3)	6,400	(3)	(17,460	) (5)	56,009

Trading liabilities, at fair value	63,509	75,998		6,972		(17,460)		129,019
Deposits	—	1,947		—		—		1,947
Securities sold under agreements to repurchase, at fair value	—	127,966		394		—		128,360
Securities loaned	—	6,194		—		—		6,194
Other secured financings	118	8,354		6,756		—		15,228
Unsecured short-term borrowings	—	16,093		2,310		—		18,403
Unsecured long-term borrowings	—	18,315		3,077		—		21,392
Other liabilities and accrued expenses	—	141		1,913		—		2,054

Total financial liabilities at fair value	$63,627	$255,008		$21,422	(4)	$(17,460)		$322,597

(1)	Includes $45 million of CDOs and CLOs backed by corporate obligations within level 3 of the fair value hierarchy.

(2)	Substantially all consists of publicly listed equity securities.

(3)	Includes $7.96 billion and $3.20 billion of credit derivative liabilities within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(4)	Level 3 liabilities were 6.6% of Total financial liabilities at fair value.

(5)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of the firm’s derivative contracts is reflected net of cash posted or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The following table sets forth the fair value of the firm’s derivative contracts on a gross basis by level within the fair value hierarchy and major product type as of June 2010. Gross fair values in the tables below exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted pursuant to credit support agreements both within and across the levels of the fair value hierarchy, and therefore are not representative of the firm’s exposure.

	Derivative Assets at Fair Value as of June 2010
				Cross-Level
	Level 1	Level 2	Level 3	Netting		Total
	(in millions)
Interest rates	$207	$569,264	$350			$569,821
Credit	—	138,829	14,120			152,949
Currencies	—	84,839	1,792			86,631
Commodities	—	34,907	1,893			36,800
Equities	77	69,979	1,182			71,238

Gross fair value of derivative assets	$284	$897,818	$19,337			$917,439
Counterparty netting (1)	—	(716,218)	(5,381)	$(2,275	) (3)	(723,874)

Subtotal	$284	$181,600	$13,956	$(2,275)		$193,565
Cash collateral netting (2)						(113,764)

Fair value included in trading assets, at fair value						$79,801

	Derivative Liabilities at Fair Value as of June 2010
				Cross-Level
	Level 1	Level 2	Level 3	Netting		Total
	(in millions)
Interest rates	$9	$499,520	$370			$499,899
Credit	—	119,953	5,738			125,691
Currencies	—	75,663	658			76,321
Commodities	—	35,575	2,164			37,739
Equities	73	56,840	2,535			59,448

Gross fair value of derivative liabilities	$82	$787,551	$11,465			$799,098
Counterparty netting (1)	—	(716,218)	(5,381)	$(2,275	) (3)	(723,874)

Subtotal	$82	$71,333	$6,084	$(2,275)		$75,224
Cash collateral netting (2)						(17,650)

Fair value included in trading liabilities, at fair value						$57,574

(1)	Represents the netting of receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements.

(2)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(3)	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy pursuant to enforceable netting agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Unrealized Gains/(Losses)

The table below sets forth a summary of unrealized gains/(losses) on the firm’s level 3 financial assets and financial liabilities at fair value still held at the reporting date for the three and six months ended June 2010 and June 2009:

	Level 3 Unrealized Gains/(Losses)
	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
	(in millions)
Cash instruments — assets	$191	$(1,932)	$855	$(5,597)
Cash instruments — liabilities	(109)	289	(60)	280

Net unrealized gains/(losses) on level 3 cash instruments	82	(1,643)	795	(5,317)
Derivative contracts — net	1,386	(1,403)	2,852	(171)
Receivables from customers and counterparties	(21)	—	(48)	—
Other secured financings	50	(442)	39	(426)
Unsecured short-term borrowings	224	(189)	307	(50)
Unsecured long-term borrowings	124	(133)	137	(98)
Other liabilities and accrued expenses	(17)	18	47	81

Total level 3 unrealized gains/(losses)	$1,828	$(3,792)	$4,129	$(5,981)

Cash Instruments

The net unrealized gain on level 3 cash instruments of $82 million for the three months ended June 2010 primarily consisted of unrealized gains across most asset classes, partially offset by unrealized losses on bank loans and bridge loans. The net unrealized loss on level 3 cash instruments of $1.64 billion for the three months ended June 2009 primarily consisted of unrealized losses on real estate fund investments, and loans and securities backed by commercial real estate, reflecting continued weakness in the commercial real estate market. The net unrealized gain on level 3 cash instruments of $795 million for the six months ended June 2010 primarily consisted of unrealized gains on loans and securities backed by commercial real estate, private equity investments and real estate fund investments, loans and securities backed by residential real estate, and other debt obligations evidenced by sales of similar assets in each of these asset classes during the period. The net unrealized loss on level 3 cash instruments of $5.32 billion for the six months ended June 2009 primarily consisted of unrealized losses on private equity investments and real estate fund investments, and loans and securities backed by commercial real estate, reflecting weakness in the global equity markets in the first quarter of 2009, as well as weakness in the commercial real estate market.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Contracts

The net unrealized gain on level 3 derivative contracts of $1.39 billion for the three months ended June 2010 was primarily driven by wider credit spreads (which are level 2 inputs) on the underlying instruments as well as decreases in certain equity prices (which are either level 1 or level 2 inputs). These unrealized gains were substantially offset by unrealized losses on currency, interest rate and credit derivative contracts which are classified within level 2 of the fair value hierarchy and are used to economically hedge derivative contracts classified within level 3 of the fair value hierarchy. The net unrealized loss on level 3 derivative contracts of $1.40 billion for the three months ended June 2009 was primarily driven by tighter credit spreads (which are level 2 observable inputs) on the underlying instruments. The net unrealized gain on level 3 derivative contracts of $2.85 billion for the six months ended June 2010 was primarily attributable to foreign exchange rates and interest rates (which are level 2 inputs) underlying certain credit derivative contracts. These unrealized gains were substantially offset by unrealized losses on currency, interest rate and credit derivative contracts which are classified within level 2 of the fair value hierarchy and are used to economically hedge derivative contracts classified within level 3 of the fair value hierarchy. The net unrealized loss on level 3 derivative contracts of $171 million for the six months ended June 2009 was primarily attributable to tighter credit spreads on the underlying instruments partially offset by increases in commodities prices (which are level 2 observable inputs). Level 3 gains and losses on derivative contracts should be considered in the context of the following:

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities at fair value for the three and six months ended June 2010 and June 2009. The tables reflect gains and losses, including gains and losses for the entire period on financial assets and financial liabilities at fair value that were transferred to level 3 during the period, for all financial assets and financial liabilities at fair value categorized as level 3 as of June 2010 and June 2009, respectively. Transfers between levels and sales are recognized at the beginning of the reporting period in which they occur. Accordingly, the tables do not include gains or losses that were reported in level 3 in prior periods for financial instruments that were transferred out of level 3 or sold prior to the end of the period presented.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Three Months Ended June 2010
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$4,070	$88		$60		$(327)	$(23	) (4)	$3,868
Loans and securities backed by residential real estate	2,131	57		61		37	(162	) (4)	2,124
Loan portfolios	1,291	4		(16)		(72)	51	(4)	1,258
Bank loans and bridge loans	9,323	134		(205)		(162)	483	(5)	9,573
Corporate debt securities	2,703	36		49		(202)	6	(4)	2,592
State and municipal obligations	870	(5)		34		(73)	(1	) (4)	825
Other debt obligations	1,487	(1)		78		(116)	(72	) (4)	1,376
Equities and convertible debentures	10,653	21		130		248	(717	) (6)	10,335

Total cash instruments — assets	32,528	334	(1)	191	(1)	(667)	(435)		31,951

Cash instruments — liabilities	(483)	112	(2)	(109	) (2)	(113)	(2	) (4)	(595)
Derivative contracts:
Interest rates — net	94	(6)		43		(51)	(195	) (4)	(115)
Credit — net	7,137	(1)		949		83	358	(4)	8,526
Currencies — net	468	—		75		287	270	(4)	1,100
Commodities — net	(244)	(92)		(4)		92	(23	) (4)	(271)
Equities — net	(1,119)	(5)		323		(500)	(67	) (4)	(1,368)

Total derivative contracts — net	6,336	(104	) (2)	1,386	(2)(3)	(89)	343		7,872

Securities purchased under agreements to resell	268	—		—		—	(268	) (4)	—
Receivables from customers and counterparties	234	5	(2)	(21	) (2)	—	—	(4)	218
Securities sold under agreements to repurchase, at fair value	(1,055)	—		—		(531)	167	(4)	(1,419)
Other secured financings	(8,139)	(12	) (2)	50	(2)	(38)	53	(4)	(8,086)
Unsecured short-term borrowings	(2,994)	(47	) (2)	224	(2)	224	(175	) (4)	(2,768)
Unsecured long-term borrowings	(1,715)	(2	) (2)	124	(2)	53	(359	) (4)	(1,899)
Other liabilities and accrued expenses	(2,327)	(2	) (2)	(17	) (2)	(21)	(19	) (4)	(2,386)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of year	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Six Months Ended June 2010
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$4,620	$172		$202		$(1,002)	$(124	) (4)	$3,868
Loans and securities backed by residential real estate	1,880	66		143		52	(17	) (4)	2,124
Loan portfolios	1,364	28		(6)		(194)	66	(4)	1,258
Bank loans and bridge loans	9,560	260		83		(404)	74	(4)	9,573
Corporate debt securities	2,235	72		141		793	(649	) (7)	2,592
State and municipal obligations	1,114	(3)		26		(299)	(13	) (4)	825
Other debt obligations	2,235	(10)		119		(105)	(863	) (8)	1,376
Equities and convertible debentures	11,871	150		147		(903)	(930	) (6)	10,335

Total cash instruments — assets	34,879	735	(1)	855	(1)	(2,062)	(2,456)		31,951

Cash instruments — liabilities	(572)	132	(2)	(60	) (2)	(169)	74	(4)	(595)
Derivative contracts:
Interest rates — net	(71)	(14)		7		21	(58	) (4)	(115)
Credit — net	6,366	(39)		2,238		(19)	(20	) (4)	8,526
Currencies — net	215	(37)		64		331	527	(9)	1,100
Commodities — net	(90)	(259)		105		259	(286	) (4)	(271)
Equities — net	(1,224)	(52)		438		(439)	(91	) (4)	(1,368)

Total derivative contracts — net	5,196	(401	) (2)	2,852	(2)(3)	153	72		7,872

Receivables from customers and counterparties	—	10	(2)	(48	) (2)	—	256	(4)	218
Securities sold under agreements to repurchase, at fair value	(394)	—		—		(1,025)	—	(4)	(1,419)
Other secured financings	(6,756)	(21	) (2)	39	(2)	(1,174)	(174	) (10)	(8,086)
Unsecured short-term borrowings	(2,310)	(67	) (2)	307	(2)	267	(965	) (10)	(2,768)
Unsecured long-term borrowings	(3,077)	(15	) (2)	137	(2)	19	1,037	(11)	(1,899)
Other liabilities and accrued expenses	(1,913)	(5	) (2)	47	(2)	(22)	(493	) (12)	(2,386)

(1)	The aggregate amounts include approximately $173 million and $352 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the three months ended June 2010. The aggregate amounts include approximately $932 million and $658 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the six months ended June 2010.
(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.
(3)	Principally resulted from changes in level 2 inputs.
(4)	Includes no individually significant transfers into or out of level 3 during the three and six months ended June 2010.
(5)	Principally reflects transfers from level 2 within the fair value hierarchy reflecting reduced transparency of prices for these financial instruments as a result of less trading activity.
(6)	Principally reflects transfers to level 2 within the fair value hierarchy of certain private equity investments, reflecting improved transparency of prices for these financial instruments, primarily as a result of market transactions.
(7)	Principally reflects a reduction in financial instruments as a result of the consolidation of a VIE, which holds identifiable intangible assets, as a result of the adoption of ASU No. 2009-17. Such assets are included in “Other assets” in the condensed consolidated statements of financial condition.
(8)	Principally reflects a reduction in financial instruments as a result of the consolidation of a VIE, which holds real estate assets. Such assets are included in “Other assets” in the condensed consolidated statements of financial condition.
(9)	Principally reflects transfers from level 2 within the fair value hierarchy of certain currency derivative assets reflecting reduced transparency of the correlation inputs used to value these financial instruments.

(10)	Principally reflects consolidation of certain VIEs as a result of the adoption of ASU No. 2009-17.
(11)	Upon the firm’s consolidation of certain VIEs as a result of the adoption of ASU No. 2009-17, the firm’s borrowings from such VIEs, substantially all of which were level 3, became intercompany borrowings and were eliminated in consolidation.
(12)	Principally reflects an increase related to subordinated liabilities issued by VIEs which were consolidated upon the adoption of ASU No. 2009-17.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Six Months Ended June 2009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$9,170	$(148)		$(1,546)		$(530)	$(107)		$6,839
Loans and securities backed by residential real estate	1,927	183		(123)		(505)	380		1,862
Loan portfolios	4,266	90		(269)		(766)	(1,547	) (7)	1,774
Bank loans and bridge loans	11,169	344		(682)		(1,227)	65		9,669
Corporate debt securities	2,734	163		(349)		13	(189)		2,372
State and municipal obligations	1,356	7		(9)		(219)	295		1,430
Other debt obligations	3,903	68		(211)		(920)	(37)		2,803
Equities and convertible debentures	15,127	7		(2,408)		(56)	9		12,679

Total cash instruments — assets	49,652	714	(1)	(5,597	) (1)	(4,210)	(1,131)		39,428

Cash instruments — liabilities	(1,727)	(2	) (2)	280	(2)	274	155		(1,020)
Derivative contracts — net	3,315	577	(2)	(171	) (2)(3)	(1,446)	801	(8)	3,076
Other secured financings	(4,039)	(21	) (2)	(426	) (2)	(1,053)	(2,528	) (9)	(8,067)
Unsecured short-term borrowings	(4,712)	8	(2)	(50	) (2)	(1,039)	3,564	(9)	(2,229)
Unsecured long-term borrowings	(1,689)	15	(2)	(98	) (2)	225	(1,880	) (9)	(3,427)
Other liabilities and accrued expenses	—	(21	) (2)	81	(2)	(751)	(953	) (10)	(1,644)

(1)	The aggregate amounts include approximately $(2.18) billion and $510 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the three months ended June 2009. The aggregate amounts include approximately $(5.96) billion and $1.08 billion reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the six months ended June 2009.

(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.

(3)	Primarily resulted from changes in level 2 inputs.

(4)	Principally reflects transfers from level 2 within the fair value hierarchy of credit derivative assets, reflecting reduced transparency of the correlation inputs used to value these financial instruments, offset by transfers to level 2 within the fair value hierarchy of equity derivative assets, reflecting improved transparency of the equity index volatility inputs used to value these financial instruments.

(5)	Principally reflects transfers from level 2 within the fair value hierarchy due to reduced transparency of prices for municipal obligations that collateralize certain secured financings.

(6)	Principally reflects transfers from level 3 unsecured short-term borrowings to level 3 unsecured long-term borrowings related to changes in the terms of certain notes.

(7)	Principally reflects the deconsolidation of certain loan portfolios for which the firm did not bear economic exposure.

(8)	Principally reflects transfers from level 2 within the fair value hierarchy of credit derivative assets, reflecting reduced transparency of certain credit spread inputs used to value these financial instruments, partially offset by transfers to level 2 within the fair value hierarchy of equity derivative assets, reflecting improved transparency of the equity index volatility inputs used to value these financial instruments.

(9)	Principally reflects transfers from level 3 unsecured short-term borrowings to level 3 other secured financings and level 3 unsecured long-term borrowings related to changes in the terms of certain notes.

(10)	Principally reflects transfers from level 2 within the fair value hierarchy of certain insurance contracts, reflecting reduced transparency of mortality curve inputs used to value these financial instruments as a result of less observable trading activity.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of the firm’s derivative contracts is reflected net of cash posted or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The following table sets forth the fair value and the number of contracts of the firm’s derivative contracts by major product type on a gross basis as of June 2010 and December 2009. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash received or posted pursuant to credit support agreements, and therefore are not representative of the firm’s exposure:

	As of June 2010			As of December 2009
			Number			Number
	Derivative	Derivative	of	Derivative	Derivative	of
	Assets	Liabilities	Contracts	Assets	Liabilities	Contracts
	(in millions, except number of contracts)
Derivative contracts for trading activities
Interest rates	$543,982	$499,894	281,630	$458,614	$407,125	270,707
Credit	152,949	125,691	401,265	164,669	134,810	443,450
Currencies	86,563	76,300	244,554	77,223	62,413	171,760
Commodities	36,800	37,739	69,553	47,234	48,163	73,010
Equities	71,238	59,448	289,887	67,559	53,207	237,625

Subtotal	$891,532	$799,072	1,286,889	$815,299	$705,718	1,196,552

Derivative contracts accounted for as hedges
Interest rates	$25,839	$5	868	$19,563	$1	806
Currencies	68	21	71	8	47	58

Subtotal	$25,907	$26	939	$19,571	$48	864

Gross fair value of derivative contracts	$917,439	$799,098	1,287,828	$834,870	$705,766	1,197,416

Counterparty netting (1)	(723,874)	(723,874)		(635,014)	(635,014)
Cash collateral netting (2)	(113,764)	(17,650)		(124,603)	(14,743)

Fair value included in trading assets, at fair value	$79,801			$75,253

Fair value included in trading liabilities, at fair value		$57,574			$56,009

(1)	Represents the netting of receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements.

(2)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

For the three months ended June 2010 and June 2009, the gain/(loss) recognized on interest rate derivative contracts accounted for as hedges was $4.95 billion and $(5.54) billion, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $(5.37) billion and $5.54 billion, respectively. For the six months ended June 2010 and June 2009, the gain/(loss) recognized on interest rate derivative contracts accounted for as hedges was $5.64 billion and $(8.01) billion, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $(6.47) billion and $7.97 billion, respectively. These gains and losses are included in “Interest expense” in the condensed consolidated statements of earnings. The hedge ineffectiveness recognized on these derivative contracts for the three and six months ended June 2010 was a loss of $418 million and $831 million, respectively. This loss consisted primarily of the amortization of prepaid credit spreads, and was not material for the three and six months ended June 2009. The gain/(loss) excluded from the assessment of hedge effectiveness was not material for the three and six months ended June 2010 and was a loss of $350 million and $666 million for the three and six months ended June 2009, respectively.

For the three months ended June 2010 and June 2009, the gain/(loss) on currency derivative contracts accounted for as hedges was $196 million and $(450) million, respectively. For the six months ended June 2010 and June 2009, the gain/(loss) on currency derivative contracts accounted for as hedges was $317 million and $(297) million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income were not material for the three and six months ended June 2010 and June 2009.

The firm also has embedded derivatives that have been bifurcated from related borrowings. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings in the firm’s condensed consolidated statements of financial condition, had a net asset carrying value of $86 million and $96 million as of June 2010 and December 2009, respectively. The net asset as of June 2010, which represented 322 contracts, included gross assets of $384 million (primarily comprised of equity and interest rate derivatives) and gross liabilities of $298 million (primarily comprised of interest rate and equity derivatives). The net asset as of December 2009, which represented 297 contracts, included gross assets of $478 million (primarily comprised of equity and interest rate derivatives) and gross liabilities of $382 million (primarily comprised of equity and interest rate derivatives). See Notes 6 and 7 for further information regarding the firm’s unsecured borrowings.

As of June 2010 and December 2009, the firm has designated $3.56 billion and $3.38 billion, respectively, of foreign currency-denominated debt, included in unsecured long-term borrowings and unsecured short-term borrowings in the firm’s condensed consolidated statements of financial condition, as hedges of net investments in non-U.S. subsidiaries. For the three months ended June 2010 and June 2009, the loss on these debt instruments was $190 million and $90 million, respectively. For the six months ended June 2010 and June 2009, the gain/(loss) on these debt instruments was $(178) million and $179 million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the three and six months ended June 2010 and June 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth by major product type the firm’s gains/(losses) related to trading activities, including both derivative and nonderivative financial instruments, for the three and six months ended June 2010 and June 2009. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivative contracts are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash and derivatives trading inventory has exposure to foreign currencies and may be economically hedged with foreign currency contracts. The gains/(losses) set forth below are included in “Trading and principal investments” in the condensed consolidated statements of earnings and exclude related interest income and interest expense.

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
	(in millions)
Interest rates	$(2,814)	$4,215	$(4,728)	$4,875
Credit	2,376	1,558	6,479	3,114
Currencies (1)	3,470	(1,398)	6,791	(421)
Equities	376	1,798	1,949	2,842
Commodities and other	343	1,574	1,161	3,343

Total	$3,751	$7,747	$11,652	$13,753

(1)	Includes gains/(losses) on currency contracts used to economically hedge positions included in other product types in this table.

Certain of the firm’s derivative instruments have been transacted pursuant to bilateral agreements with certain counterparties that may require the firm to post collateral or terminate the transactions based on the firm’s long-term credit ratings. As of June 2010, the aggregate fair value of such derivative contracts that were in a net liability position was $26.51 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $19.79 billion. As of June 2010, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.33 billion and $2.68 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in the firm’s long-term credit ratings. As of December 2009, the aggregate fair value of such derivative contracts that were in a net liability position was $20.85 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $14.48 billion. As of December 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.12 billion and $2.36 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in the firm’s long-term credit ratings.

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

Substantially all of the firm’s purchased credit derivative transactions are with financial institutions and are subject to stringent collateral thresholds. The firm economically hedges its exposure to written credit derivatives primarily by entering into offsetting purchased credit derivatives with identical underlyings. In addition, upon the occurrence of a specified trigger event, the firm may take possession of the reference obligations underlying a particular written credit derivative, and consequently may, upon liquidation of the reference obligations, recover amounts on the underlying reference obligations in the event of default. As of June 2010, the firm’s written and purchased credit derivatives had total gross notional amounts of $2.15 trillion and $2.29 trillion, respectively, for total net purchased protection of $140.73 billion in notional value. As of December 2009, the firm’s written and purchased credit derivatives had total gross notional amounts of $2.54 trillion and $2.71 trillion, respectively, for total net purchased protection of $164.13 billion in notional value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth certain information related to the firm’s credit derivatives. Fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash posted or received pursuant to credit support agreements, and therefore are not representative of the firm’s exposure.

					Maximum Payout/Notional
	Maximum Payout/Notional Amount				Amount of Purchased		Fair Value of
	of Written Credit Derivatives by Tenor (1)				Credit Derivatives		Written Credit Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased			Net
	0 - 12	1 - 5	or		Credit	Credit			Asset/
	Months	Years	Greater	Total	Derivatives (2)	Derivatives (3)	Asset	Liability	(Liability)
	($ in millions)
As of June 2010
Credit spread on underlying (basis points) (4)
0-250	$220,472	$1,011,103	$283,685	$1,515,260	$1,423,331	$216,075	$20,272	$19,324	$948
251-500	22,176	214,903	54,160	291,239	272,856	39,163	5,016	12,209	(7,193)
501-1,000	15,064	137,022	44,841	196,927	163,787	23,345	4,086	15,599	(11,513)
Greater than 1,000	9,887	112,152	23,356	145,395	115,449	35,542	2,164	52,420	(50,256)

Total	$267,599	$1,475,180	$406,042	$2,148,821	$1,975,423	$314,125	$31,538	$99,552	$(68,014	) (5)

As of December 2009
Credit spread on underlying (basis points) (4)
0-250	$283,353	$1,342,649	$414,809	$2,040,811	$1,884,864	$299,329	$39,740	$13,441	$26,299
251-500	15,151	142,732	39,337	197,220	182,583	27,194	5,008	6,816	(1,808)
501-1,000	10,364	101,621	34,194	146,179	141,317	5,673	2,841	12,448	(9,607)
Greater than 1,000	20,262	107,768	31,208	159,238	117,914	48,699	1,524	60,279	(58,755)

Total	$329,130	$1,694,770	$519,548	$2,543,448	$2,326,678	$380,895	$49,113	$92,984	$(43,871	) (5)

(1)	Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives.

(2)	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

(3)	Comprised of purchased protection in excess of the amount of written protection on identical underlyings and purchased protection on other underlyings on which the firm has not written protection.

(4)	Credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. For example, the firm is least likely to pay or otherwise be required to perform where the credit spread on the underlying is “0-250” basis points and the tenor is “0-12 Months.” The likelihood of payment or performance is generally greater as the credit spread on the underlying and tenor increase.

(5)	These net liabilities differ from the carrying values related to credit derivatives in the firm’s condensed consolidated statements of financial condition because they exclude the effects of both netting under enforceable netting agreements and netting of cash collateral posted or received pursuant to credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Impact of Credit Spreads

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivative contracts through changes in credit mitigants or the sale or unwind of the contracts. The net gain attributable to the impact of changes in credit exposure and credit spreads on derivative contracts (including derivative assets and liabilities and related hedges) was $145 million and $38 million for the three months ended June 2010 and June 2009, respectively, and $189 million and $86 million for the six months ended June 2010 and June 2009, respectively.

The following table sets forth the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads.

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
	(in millions)
Net gains/(losses) including hedges	$390	$(348)	$497	$(545)
Net gains/(losses) excluding hedges	405	(353)	514	(545)

The net gain/(loss) attributable to changes in instrument-specific credit spreads on loans and loan commitments for which the fair value option was elected was a gain/(loss) of $(118) million and $917 million for the three months ended June 2010 and June 2009, respectively, and a gain/(loss) of $952 million and $(297) million for the six months ended June 2010 and June 2009, respectively. The firm attributes changes in the fair value of floating rate loans and loan commitments to changes in instrument-specific credit spreads. For fixed rate loans and loan commitments, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. See below for additional details regarding the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Fair Value Option

Gains/(Losses)

The following table sets forth the gains/(losses) included in earnings for the three and six months ended June 2010 and June 2009 as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities, as described in Note 2. The table excludes gains and losses related to (i) trading assets, at fair value and trading liabilities, at fair value, (ii) gains and losses on assets and liabilities that would have been accounted for at fair value under other GAAP if the firm had not elected the fair value option, (iii) gains and losses on secured financings related to transfers of financial assets accounted for as financings rather than sales, as such gains and losses are offset by gains and losses on the related financial assets, and (iv) gains and losses on subordinated liabilities issued by consolidated VIEs, as such gains and losses are offset by gains and losses on the financial assets held by the consolidated VIEs.

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
		(in millions)
Unsecured long-term borrowings (1)	$286	$(307)	$370	$(442)
Other secured financings (2)	58	(442)	54	(417)
Unsecured short-term borrowings (3)	61	(27)	74	(94)
Receivables from customers and counterparties (4)	(55)	84	(93)	82
Other liabilities and accrued expenses (5)(6)	(142)	(162)	(73)	(80)
Other (7)	20	34	17	8

Total (8)	$228	$(820)	$349	$(943)

(1)	Excludes losses of $2.17 billion and $2.96 billion for the three months ended June 2010 and June 2009, respectively, and $1.59 billion and $1.72 billion for the six months ended June 2010 and June 2009, respectively, related to the embedded derivative component of hybrid financial instruments. Such losses would have been recognized even if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(2)	Excludes gains/(losses) of $(12) million for the three months ended June 2009 and $(5) million and $7 million for the six months ended June 2010 and June 2009, respectively, related to financings recorded as a result of transactions that were accounted for as secured financings rather than sales. Changes in the fair value of these secured financings are offset by changes in the fair value of the related financial instruments included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition. Such gains/(losses) were not material for the three months ended June 2010.

(3)	Excludes gains/(losses) of $964 million and $(1.18) billion for the three months ended June 2010 and June 2009, respectively, and $759 million and $(1.48) billion for the six months ended June 2010 and June 2009, respectively, related to the embedded derivative component of hybrid financial instruments. Such gains and losses would have been recognized even if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(4)	Primarily consists of gains/(losses) on certain reinsurance contracts.

(5)	Excludes gains of $44 million and $151 million for the three and six months ended June 2010, respectively, related to subordinated liabilities issued by consolidated VIEs. Changes in the fair value of these financial instruments are offset by changes in the fair value of the financial assets held by the consolidated VIEs.

(6)	Primarily consists of losses on certain insurance and reinsurance contracts.

(7)	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned within Trading and Principal Investments, and deposits.

(8)	Reported in “Trading and principal investments” in the condensed consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest income” and “Interest expense” in the condensed consolidated statements of earnings, for all instruments other than hybrid financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

All trading assets and trading liabilities are accounted for at fair value either under the fair value option or as required by other accounting standards (principally ASC 320, ASC 940 and ASC 815). Excluding equities commissions of $977 million and $1.02 billion for the three months ended June 2010 and June 2009, respectively, and $1.86 billion and $2.00 billion for the six months ended June 2010 and June 2009, respectively, and the gains and losses on the instruments accounted for under the fair value option described above, “Trading and principal investments” in the condensed consolidated statements of earnings primarily represents gains and losses on “Trading assets, at fair value” and “Trading liabilities, at fair value” in the condensed consolidated statements of financial condition.

Loans and Loan Commitments

As of June 2010, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $38.53 billion, including a difference of $33.75 billion related to loans with an aggregate fair value of $3.52 billion that were on nonaccrual status (including loans more than 90 days past due). As of December 2009, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $41.96 billion, including a difference of $36.30 billion related to loans with an aggregate fair value of $4.28 billion that were on nonaccrual status (including loans more than 90 days past due). The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of June 2010 and December 2009, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.51 billion and $879 million, respectively, and the related total contractual amount of these lending commitments was $46.89 billion and $44.05 billion, respectively.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $1.66 billion and $752 million as of June 2010 and December 2009, respectively.

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

	As of June 2010		As of December 2009
	Fair Value of	Unfunded	Fair Value of	Unfunded
	Investments	Commitments	Investments	Commitments
	(in millions)
Private equity funds (1)	$7,317	$6,057	$8,229	$5,722
Private debt funds (2)	4,180	3,580	3,628	4,048
Hedge funds (3)	3,015	—	3,133	—
Real estate and other funds (4)	910	2,369	939	2,398

Total	$15,422	$12,006	$15,929	$12,168

(1)	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, and growth investments.

(2)	These funds generally invest in fixed income instruments and are focused on providing private high-yield capital for mid to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers.

(3)	These funds are primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage/special situations and capital structure arbitrage.

(4)	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

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

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of June 2010 and December 2009, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $590.15 billion and $561.77 billion, respectively, of which the firm delivered or repledged $419.39 billion and $392.89 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Trading assets pledged to counterparties that have the right to deliver or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $35.64 billion and $31.49 billion as of June 2010 and December 2009, respectively. Trading assets, pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $112.89 billion and $109.11 billion as of June 2010 and December 2009, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $6.49 billion and $7.93 billion as of June 2010 and December 2009, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other secured financings by maturity are set forth in the table below:

	As of
	June	December
	2010	2009
	(in millions)
Other secured financings (short-term) (1)(2)	$13,432	$12,931
Other secured financings (long-term):
2011	1,609	3,832
2012	4,816	1,726
2013	1,266	1,518
2014	2,055	1,617
2015	246	255
2016-thereafter	2,410	2,255

Total other secured financings (long-term) (3)(4)(5)	12,402	11,203

Total other secured financings (6)(7)	$25,834	$24,134

(1)	As of June 2010 and December 2009, consists of U.S. dollar-denominated financings of $4.40 billion and $6.47 billion (including $4.19 billion and $6.15 billion at fair value) and non-U.S. dollar-denominated financings of $9.03 billion and $6.46 billion (including $1.60 billion and $1.08 billion at fair value), respectively. As of June 2010 and December 2009, after giving effect to hedging activities, the U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 4.18% and 3.44%, respectively, and the non-U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 0.71% and 1.57%, respectively.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of June 2010 and December 2009, consists of U.S. dollar-denominated financings of $8.77 billion and $7.28 billion (including $7.37 billion and $5.90 billion at fair value) and non-U.S. dollar-denominated financings of $3.63 billion and $3.92 billion (including $2.72 billion and $2.10 billion at fair value), respectively. As of June 2010 and December 2009, after giving effect to hedging activities, the U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 1.85% and 1.83%, respectively, and the non-U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 2.77% and 2.30%, respectively.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales, debt raised through the William Street credit extension program and certain other nonrecourse financings, exceeded the related fair value by $725 million as of June 2010.

(6)	As of June 2010 and December 2009, $21.81 billion and $18.25 billion, respectively, of these financings were collateralized by trading assets and $4.02 billion and $5.88 billion, respectively, by other assets (primarily real estate and cash). Other secured financings include $9.77 billion and $10.63 billion of nonrecourse obligations as of June 2010 and December 2009, respectively.

(7)	As of June 2010 and December 2009, other secured financings include $10.61 billion and $9.51 billion, respectively, related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition of $10.87 billion and $9.78 billion as of June 2010 and December 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.	Securitization Activities and Variable Interest Entities

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

During the three months ended June 2010 and June 2009, the firm securitized $13.46 billion and $12.91 billion, respectively, of financial assets in which the firm had continuing involvement, including $13.46 billion and $12.41 billion, respectively, of residential mortgages, primarily in connection with government agency securitizations, and $0 and $496 million, respectively, of other financial assets. During the six months ended June 2010 and June 2009, the firm securitized $23.43 billion and $16.47 billion, respectively, of financial assets in which the firm had continuing involvement, including $23.42 billion and $15.88 billion, respectively, of residential mortgages, primarily in connection with government agency securitizations, and $14 million and $591 million, respectively, of other financial assets. Cash flows received on retained interests were $218 million and $106 million for the three months ended June 2010 and June 2009, respectively, and $417 million and $200 million for the six months ended June 2010 and June 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth certain information related to the firm’s continuing involvement in securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement, as of June 2010 and December 2009. The outstanding principal amount set forth in the table below is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement, and is not representative of the firm’s risk of loss. For retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests.

	As of June 2010			As of December 2009
	Outstanding	Fair Value of	Fair Value of	Outstanding	Fair Value of	Fair Value of
	Principal	Retained	Purchased	Principal	Retained	Purchased
	Amount	Interests	Interests (1)	Amount	Interests	Interests (1)
	(in millions)
Residential mortgage-backed (2)	$60,564	$3,755	$8	$59,410	$3,956	$17
Commercial mortgage-backed	6,685	56	86	11,643	56	96
Other (3)	16,503	110	140	17,768	93	54

Total (4)	$83,752	$3,921	$234	$88,821	$4,105	$167

(1)	Comprised of senior and subordinated interests in securitization-related entities purchased in connection with secondary market-making activities in which the firm also holds retained interests. In addition to these interests, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs for which the carrying value was a net liability of $95 million and $87 million as of June 2010 and December 2009, respectively. The notional amounts of these transactions are included in maximum exposure to loss in the nonconsolidated VIE table below.

(2)	Primarily consists of outstanding principal and retained interests related to government agency securitization entities.

(3)	Primarily consists of CDOs backed by corporate and mortgage obligations and CLOs.

(4)	Includes $8.08 billion of outstanding principal amount and $24 million of fair value of retained interests as of June 2010 related to securitization entities in which the firm’s only continuing involvement is retained servicing, which is market-based and therefore not a variable interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of June 2010		As of December 2009
	Type of Retained Interests		Type of Retained Interests
	Mortgage-		Mortgage-
	Backed	Other (1)	Backed	Other (1)
	($ in millions)
Fair value of retained interests	$3,811	$110	$4,012	$93

Weighted average life (years)	5.0	2.3	4.4	4.4

Constant prepayment rate (2)	21.9%	N.M.	23.5%	N.M.
Impact of 10% adverse change (2)	$(47)	N.M.	$(44)	N.M.
Impact of 20% adverse change (2)	(96)	N.M.	(92)	N.M.

Discount rate (3)	7.8%	N.M.	8.4%	N.M.
Impact of 10% adverse change	$(70)	N.M.	$(76)	N.M.
Impact of 20% adverse change	(137)	N.M.	(147)	N.M.

(1)	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of June 2010 and December 2009. The firm’s maximum exposure to adverse changes in the value of these interests is the firm’s carrying value of $110 million and $93 million as of June 2010 and December 2009, respectively.

(2)	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

(3)	The majority of the firm’s mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of the firm’s retained interests, the expected credit loss assumptions are reflected within the discount rate.

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

Variable Interest Entities

The firm, in the ordinary course of business, retains interests in VIEs in connection with its securitization activities. The firm also purchases and sells variable interests in VIEs, which primarily issue residential and commercial mortgage-backed and other asset-backed securities, CDOs and CLOs, in connection with its market-making activities and makes investments in and loans to VIEs that hold performing and nonperforming debt, equity, real estate, power-related and other assets. In addition, the firm utilizes VIEs to provide investors with principal-protected notes, credit-linked notes and asset-repackaged notes designed to meet their objectives. VIEs generally finance the purchase of assets by issuing debt and equity instruments.

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

The following tables set forth total assets in nonconsolidated VIEs in which the firm holds variable interests, the firm’s maximum exposure to loss excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests and the total assets and total liabilities included in the condensed consolidated statements of financial condition related to the firm’s variable interests in these nonconsolidated VIEs. For June 2010, in accordance with ASU Nos. 2009-16 and 2009-17, the following table also includes nonconsolidated VIEs in which the firm holds variable interests (and to which the firm sold assets and has continuing involvement as of June 2010) that were formerly considered to be QSPEs prior to the adoption of these standards on January 1, 2010.

	As of June 2010
				Real estate,
			Corporate	credit-related	Other
	Mortgage-		CDOs and	and other	asset-	Power-	Investment
	backed (1)		CLOs (1)	investing (2)	backed (1)	related (3)	funds (4)	Total
	(in millions)
Assets in VIE	$73,779	(6)	$21,807	$13,865	$2,188	$553	$1,965	$114,157

Carrying Value of the Firm’s Variable Interests

Assets	$4,481		$1,052	$1,210	$109	$235	$7	$7,094
Liabilities	4		147	163	4	1	—	319

Maximum Exposure to Loss in Nonconsolidated VIEs (5)

Retained interests	$3,786		$96	$—	$14	$—	$—	$3,896
Purchased interests	511		191	—	87	—	—	789
Commitments and guarantees	—		1	301	—	37	—	339	(9)
Derivatives	3,829	(6)(7)	6,884 (8)	—	1,145	—	—	11,858	(9)
Loans and investments	127		—	1,210	—	235	7	1,579

Total	$8,253		$7,172	$1,511	$1,246	$272	$7	$18,461

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of December 2009
			Real estate,
		Corporate	credit-related	Other		Principal-
	Mortgage	CDOs and	and other	asset-	Power-	protected
	CDOs (1)	CLOs (1)	investing (2)	backed (1)	related (3)	notes (10)	Total
	(in millions)
Assets in VIE	$9,114	$32,490	$22,618	$497	$592	$2,209	$67,520

Carrying Value of the Firm’s Variable Interests

Assets	$182	$834	$2,386	$16	$224	$12	$3,654
Liabilities	10	400	204	12	3	1,357	1,986

Maximum Exposure to Loss in Nonconsolidated VIEs (5)

Retained and purchased interests	135	259	—	—	—	—	394
Commitments and guarantees	—	3	397	—	37	—	437	(9)
Derivatives	4,111 (7)	7,577 (8)	—	497	—	2,512	14,697	(9)
Loans and investments	—	—	2,425	—	224	—	2,649

Total	$4,246	$7,839	$2,822	$497	$261	$2,512	$18,177

(1)	These VIEs are generally financed through the issuance of debt instruments collateralized by assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Trading liabilities, at fair value,” respectively, in the condensed consolidated statements of financial condition.

(2)	The firm obtains interests in these VIEs in connection with making investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities. These VIEs are generally financed through the issuance of debt and equity instruments which are either collateralized by or indexed to assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Other assets,” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statements of financial condition.

(3)	These VIEs are financed through the issuance of debt instruments. Assets and liabilities held by the firm related to these VIEs are included in “Other assets” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statements of financial condition.

(4)	These VIEs are generally financed through the issuance of equity instruments. Assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statement of financial condition.

(5)	Such amounts do not represent the anticipated losses in connection with these transactions because they exclude the effect of offsetting financial instruments that are held to mitigate these risks.

(6)	Assets in VIE and maximum exposure to loss include $6.99 billion and $4.01 billion, respectively, related to CDOs backed by mortgage obligations as of June 2010.

(7)	Primarily consists of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(8)	Primarily consists of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

(9)	The aggregate amounts include $4.77 billion and $4.66 billion as of June 2010 and December 2009, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

(10)	Consists of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing. Assets related to these VIEs are included in “Trading assets, at fair value” and liabilities related to these VIEs are included in “Other secured financings,” “Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings” or “Unsecured long-term borrowings” in the condensed consolidated statement of financial condition. Assets in VIE, carrying value of liabilities and maximum exposure to loss exclude $3.97 billion as of December 2009, associated with guarantees related to the firm’s performance under borrowings from the VIE, which are recorded as liabilities in the condensed consolidated statement of financial condition. Substantially all of the liabilities included in the table above relate to additional borrowings from the VIE associated with principal-protected notes guaranteed by the firm. These VIEs were consolidated by the firm upon adoption of ASU No. 2009-17.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth the carrying amount and classification of the firm’s assets and liabilities in consolidated VIEs, excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with its variable interests. For June 2010, in accordance with ASU No. 2009-17, the following table excludes VIEs in which the firm holds a majority voting interest if (i) the VIE meets the definition of a business as defined in ASC 805 and (ii) the VIE’s assets can be used for purposes other than the settlement of its obligations. For December 2009, prior to the adoption of ASU No. 2009-17, the following table excludes VIEs in which the firm holds a majority voting interest unless the activities of the VIE are primarily related to securitization, asset-backed financings or single-lessee leasing arrangements. The increase in total assets of consolidated VIEs from December 2009 to June 2010 is primarily related to (i) VIEs that are required to be disclosed in accordance with ASU No. 2009-17 that were not required to be disclosed under previous GAAP, as described above, and (ii) VIEs that were consolidated by the firm upon adoption of ASU No. 2009-17.

The firm has aggregated consolidated VIEs based on principal business activity, as reflected in the table below. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a nonrecourse basis.

	As of June 2010
			CDOs,
	Real estate,		mortgage-
	credit-related		backed and	Principal-
	and other	Municipal bond	other asset-	protected
	investing (1)	securitizations (2)	backed (3)	notes (4)	Total
	(in millions)
Assets (5)
Cash and cash equivalents	$314	$—	$37	$148	$499
Cash and securities segregated for regulatory and other purposes	173	—	—	—	173
Receivables from brokers, dealers and clearing organizations	1	—	—	—	1
Receivables from customers and counterparties	4	6	46	—	56
Trading assets, at fair value	2,963	650	695	707	5,015
Other assets	3,718	—	530	—	4,248

Total	$7,173	$656	$1,308	$855	$9,992

Liabilities
Other secured financings	$2,801	$761	$510	$3,142	$7,214
Payables to customers and counterparties	6	—	28	—	34
Trading liabilities, at fair value	—	—	111	—	111
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	263	—	—	2,593	2,856
Unsecured long-term borrowings	29	—	—	163	192
Other liabilities and accrued expenses	2,351	—	39	—	2,390

Total	$5,450	$761	$688	$5,898	$12,797

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of December 2009
			CDOs,
	Real estate,		mortgage-		Foreign
	credit-related		backed and	Principal-	exchange
	and other	Municipal bond	other asset-	protected	and
	investing (1)	securitizations (2)	backed (3)	notes (4)	commodities	Total
	(in millions)
Assets
Cash and cash equivalents	$13	$—	$—	$—	$13	$26
Receivables from customers and counterparties	1	—	—	—	—	1
Trading assets, at fair value	721	679	639	214	134	2,387
Other assets	207	—	—	—	80	287

Total	$942	$679	$639	$214	$227	$2,701

Liabilities
Securities sold under agreements to repurchase, at fair value	$—	$—	$432	$—	$—	$432
Other secured financings	620	782	151	—	—	1,553
Payables to customers and counterparties	1	—	—	—	—	1
Trading liabilities, at fair value	—	—	—	—	169	169
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	—	—	—	214	—	214
Other liabilities and accrued expenses	59	—	—	—	10	69

Total	$680	$782	$583	$214	$179	$2,438

(1)	These VIEs are generally financed through the issuance of subordinated liabilities and debt and equity instruments. The VIE liabilities are generally collateralized by or indexed to the related VIE assets and generally do not provide for recourse to the general credit of the firm.

(2)	These VIEs are generally financed through the issuance of debt instruments and the VIE liabilities are partially collateralized by the related VIE assets.

(3)	These VIEs are generally financed through the issuance of debt instruments collateralized by assets held by the VIE and the VIE liabilities generally do not provide for recourse to the general credit of the firm.

(4)	These VIEs are financed through the issuance of debt instruments.

(5)	A majority of these VIE assets can be used only to settle obligations of the VIE.

The firm did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of June 2010 or December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Deposits

The following table sets forth deposits as of June 2010 and December 2009:

	As of
	June	December
	2010	2009
	(in millions)
U.S. offices (1)	$30,461	$32,797
Non-U.S. offices (2)	6,563	6,621

Total	$37,024	$39,418

(1)	Substantially all U.S. deposits were interest-bearing and were held at GS Bank USA.

(2)	Substantially all non-U.S. deposits were interest-bearing and were held at Goldman Sachs Bank (Europe) PLC (GS Bank Europe).

Included in the above table are time deposits of $9.92 billion and $9.30 billion as of June 2010 and December 2009, respectively. The following table sets forth the maturities of time deposits as of June 2010:

	As of June 2010
	U.S.	Non-U.S.	Total
	(in millions)
2010	$1,343	$1,020	$2,363
2011	1,761	53	1,814
2012	1,018	—	1,018
2013	1,975	—	1,975
2014	495	—	495
2015-thereafter	2,253	—	2,253

Total	$8,845	$1,073	$9,918

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.	Short-Term Borrowings

As of June 2010 and December 2009, short-term borrowings were $52.55 billion and $50.45 billion, respectively, comprised of $13.43 billion and $12.93 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $39.12 billion and $37.52 billion, respectively, of unsecured short-term borrowings. See Note 3 for information on other secured financings.

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

Unsecured short-term borrowings are set forth below:

	As of
	June	December
	2010	2009
	(in millions)
Current portion of unsecured long-term borrowings (1)	$18,036	$17,928
Hybrid financial instruments	12,689	10,741
Promissory notes	2,238	2,119
Commercial paper	1,688	1,660
Other short-term borrowings	4,472	5,068

Total (2)	$39,123	$37,516

(1)	Includes $3.73 billion and $1.73 billion as of June 2010 and December 2009, respectively, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(2)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 2.10% and 1.31% as of June 2010 and December 2009, respectively, and excluded financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.	Long-Term Borrowings

As of June 2010 and December 2009, long-term borrowings were $190.98 billion and $196.29 billion, respectively, comprised of $12.40 billion and $11.20 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $178.58 billion and $185.09 billion, respectively, of unsecured long-term borrowings. See Note 3 for information regarding other secured financings.

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings.

Unsecured long-term borrowings are set forth below:

	As of
	June	December
	2010	2009
	(in millions)
Fixed rate obligations (1)	$118,569	$117,413
Floating rate obligations (2)	60,013	67,672

Total (3)	$178,582	$185,085

(1)	As of June 2010 and December 2009, $83.45 billion and $79.12 billion, respectively, of the firm’s fixed rate debt obligations were denominated in U.S. dollars and interest rates ranged from 1.20% to 10.04% and 1.63% to 10.04% as of June 2010 and December 2009, respectively. As of June 2010 and December 2009, $35.12 billion and $38.29 billion, respectively, of the firm’s fixed rate debt obligations were denominated in non-U.S. dollars and interest rates ranged from 0.85% to 8.64% and 0.80% to 7.45%, respectively.

(2)	As of June 2010 and December 2009, $32.87 billion and $32.26 billion, respectively, of the firm’s floating rate debt obligations were denominated in U.S. dollars. As of June 2010 and December 2009, $27.14 billion and $35.41 billion, respectively, of the firm’s floating rate debt obligations were denominated in non-U.S. dollars. Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $16.84 billion and $19.03 billion as of June 2010 and December 2009, respectively, guaranteed by the FDIC under the TLGP.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Unsecured long-term borrowings by maturity date are set forth below:

As of
June 2010
(in millions)
2011	$11,647
2012	25,614
2013	22,187
2014	17,109
2015	13,518
2016-thereafter	88,507

Total (1)(2)(3)(4)	$178,582

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Amount includes an increase of $11.53 billion to the carrying amount of certain of the firm’s unsecured long-term borrowings related to fair value hedges. The amounts related to the carrying value of the firm’s unsecured long-term borrowings associated with fair value hedges by year of maturity are as follows: $50 million in 2011, $633 million in 2012, $850 million in 2013, $950 million in 2014, $477 million in 2015 and $8.57 billion in 2016 and thereafter.

(4)	The aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $936 million.

The firm designates certain derivative contracts as fair value hedges to effectively convert a substantial portion of its unsecured long-term borrowings which are not accounted for at fair value into floating rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of June 2010 and December 2009. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to the widening of the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of approximately 2% and less than 1% as of June 2010 and December 2009, respectively.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	June 2010		December 2009
	Amount	Rate	Amount	Rate
		($ in millions)
Fixed rate obligations	$5,186	5.08%	$4,320	5.49%
Floating rate obligations (1)(2)	173,396	1.64	180,765	1.33

Total	$178,582	1.76	$185,085	1.42

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through hedge accounting.

(2)	The weighted average interest rates as of June 2010 and December 2009 excluded financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Subordinated Borrowings

As of June 2010 and December 2009, unsecured long-term borrowings were comprised of subordinated borrowings with outstanding principal amounts of $19.25 billion and $19.16 billion, respectively, as set forth below.

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

Subordinated Debt.  As of June 2010, the firm had $14.16 billion of other subordinated debt outstanding with maturities ranging from 2014 to 2038. The effective weighted average interest rate on this debt was 1.20%, after giving effect to fair value hedges that effectively convert fixed rate obligations into floating rate obligations. As of December 2009, the firm had $14.07 billion of other subordinated debt outstanding with maturities ranging from 2017 to 2038. The effective weighted average interest rate on this debt was 1.51%, after giving effect to derivative contracts used to convert fixed rate obligations into floating rate obligations. This debt is junior in right of payment to all of the firm’s senior indebtedness.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes the firm’s commitments as of June 2010 and December 2009:

	Commitment Amount by Period
	of Expiration as of June 2010				Total Commitments as of
	Remainder	2011-	2013-	2015-	June	December
	of 2010	2012	2014	Thereafter	2010	2009
	(in millions)
Commitments to extend credit (1)
Commercial lending:
Investment-grade	$3,020	$5,704	$2,768	$31	$11,523	$11,415
Non-investment-grade	4,223	3,507	3,026	3,373	14,129	8,153
William Street credit extension program	2,693	18,146	4,714	412	25,965	25,218
Warehouse financing	—	62	—	—	62	12

Total commitments to extend credit	9,936	27,419	10,508	3,816	51,679	44,798
Forward starting resale and securities borrowing agreements	46,675	—	—	—	46,675	34,844
Forward starting repurchase and securities lending agreements	12,945	—	—	—	12,945	10,545
Underwriting commitments	157	—	—	—	157	1,811
Letters of credit (2)	913	561	187	4	1,665	1,804
Investment commitments (3)	2,136	9,015	155	1,062	12,368	13,240
Other	155	60	41	31	287	380

Total commitments	$72,917	$37,055	$10,891	$4,913	$125,776	$107,422

(1)	Commitments to extend credit are presented net of amounts syndicated to third parties.

(2)	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

(3)	Consists of the firm’s commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages in connection with its merchant banking and other investing activities, consisting of $2.40 billion and $2.46 billion as of June 2010 and December 2009, respectively, related to real estate private investments and $9.97 billion and $10.78 billion as of June 2010 and December 2009, respectively, related to corporate and other private investments. Such commitments include $11.35 billion and $11.38 billion as of June 2010 and December 2009, respectively, of commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

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

•	Commercial lending commitments. The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm may syndicate all or substantial portions of these commitments in the future, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

•	William Street credit extension program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, GS Bank USA and other subsidiaries of GS Bank USA. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of GS Bank USA. The assets and liabilities of Commitment Corp. and Funding Corp. are legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection had been provided as of both June 2010 and December 2009. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of residential and commercial mortgages as of June 2010 and December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below:

As of
June 2010
(in millions)
Remainder of 2010	$248
2011	488
2012	363
2013	304
2014	217
2015-thereafter	1,673

Total	$3,293

Contingencies

The firm is involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of its businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm’s financial condition, but may be material to the firm’s operating results for any particular period, depending, in part, upon the operating results for such period. Given the inherent difficulty of predicting the outcome of the firm’s litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, the firm cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. In July 2010, Goldman, Sachs & Co. (GS&Co.) agreed to a settlement to resolve the SEC’s action against GS&Co. in connection with a CDO offering made in early 2007. The firm accrued a liability of $550 million for this settlement as of June 2010.

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $6.08 billion and $6.35 billion of contract holder account balances as of June 2010 and December 2009, respectively, for such benefits. The weighted average attained age of these contract holders was 69 years and 68 years as of June 2010 and December 2009, respectively. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.88 billion and $1.96 billion as of June 2010 and December 2009, respectively. See Note 12 for more information on the firm’s insurance liabilities.

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

The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of June 2010. Derivative contracts set forth below include written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. See Note 3 for information regarding credit derivative contracts that meet the definition of a guarantee, which are not included below.

		Maximum Payout/
	Carrying	Notional Amount by Period of Expiration (1)
	Value of		2011-	2013-	2015-
	Net Liability	2010	2012	2014	Thereafter	Total
	(in millions)
As of June 2010
Derivatives (2)	$8,376	$105,946	$305,134	$53,399	$61,796	$526,275
Securities lending indemnifications (3)	—	28,659	—	—	—	28,659
Other financial guarantees (4)	174	322	568	300	947	2,137

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	Because derivative contracts are accounted for at fair value, carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash posted pursuant to credit support agreements. These derivative contracts are risk managed together with derivative contracts that do not meet the definition of a guarantee under ASC 460 and, therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2009, the carrying value of the net liability related to derivative guarantees was $7.22 billion.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $29.67 billion as of June 2010. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities on loan from the borrower, there is minimal performance risk associated with these guarantees.

(4)	As of December 2009, the carrying value of the net liability related to other financial guarantees was $207 million.

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

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of June 2010 and December 2009.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of June 2010 and December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9.	Shareholders’ Equity

Common and Preferred Equity

On July 19, 2010, Group Inc. declared a dividend of $0.35 per common share to be paid on September 29, 2010 to common shareholders of record on September 1, 2010.

During the six months ended June 2010, the firm repurchased 13.2 million shares of its common stock at an average cost per share of $172.14, for a total cost of $2.27 billion. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying RSUs, the firm cancelled 6.1 million of RSUs with a total value of $962 million during the six months ended June 2010.

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

Perpetual preferred stock issued and outstanding as of June 2010 is set forth in the following table:

						Redemption
	Shares	Shares	Shares		Earliest	Value
Series	Authorized	Issued	Outstanding	Dividend Rate	Redemption Date	(in millions)
A	50,000	30,000	29,999	3 month LIBOR + 0.75%, with floor of 3.75% per annum	April 25, 2010	$750

B	50,000	32,000	32,000	6.20% per annum	October 31, 2010	800

C	25,000	8,000	8,000	3 month LIBOR + 0.75%, with floor of 4.00% per annum	October 31, 2010	200

D	60,000	54,000	53,999	3 month LIBOR + 0.67%, with floor of 4.00% per annum	May 24, 2011	1,350

G	50,000	50,000	50,000	10.00% per annum	October 1, 2008	5,500

	235,000	174,000	173,998			$8,600

Each share of non-cumulative Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock issued and outstanding has a par value of $0.01, has a liquidation preference of $25,000, is represented by 1,000 depositary shares and is redeemable at the firm’s option, subject to the approval of the Federal Reserve Board, at a redemption price equal to $25,000 plus declared and unpaid dividends.

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

In 2007, the Board of Directors of Group Inc. (Board) authorized 17,500.1 shares of perpetual Non-Cumulative Preferred Stock, Series E (Series E Preferred Stock), and 5,000.1 shares of perpetual Non-Cumulative Preferred Stock, Series F (Series F Preferred Stock), in connection with the APEX issuance. See Note 7 for further information on the APEX issuance. Under the stock purchase contracts, Group Inc. will issue on the relevant stock purchase dates (on or before June 1, 2013 and September 1, 2013 for Series E and Series F Preferred Stock, respectively) one share of Series E and Series F Preferred Stock to Goldman Sachs Capital II and III, respectively, for each $100,000 principal amount of subordinated debt held by these trusts. When issued, each share of Series E and Series F Preferred Stock will have a par value of $0.01 and a liquidation preference of $100,000 per share. Dividends on Series E Preferred Stock, if declared, will be payable semi-annually at a fixed annual rate of 5.79% if the stock is issued prior to June 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%. Dividends on Series F Preferred Stock, if declared, will be payable quarterly at a rate per annum equal to three-month LIBOR plus 0.77% if the stock is issued prior to September 1, 2012 and quarterly thereafter, at a rate per annum equal to the greater of (i) three-month LIBOR plus 0.77% and (ii) 4.00%. The preferred stock may be redeemed at the option of the firm on the stock purchase dates or any day thereafter, subject to regulatory approval and certain covenant restrictions governing the firm’s ability to redeem or purchase the preferred stock without issuing common stock or other instruments with equity-like characteristics.

On July 14, 2010, Group Inc. declared dividends of $239.58, $387.50, $255.56 and $255.56 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, to be paid on August 10, 2010 to preferred shareholders of record on July 26, 2010. In addition, Group Inc. declared a dividend of $2,500 per share of Series G Preferred Stock to be paid on August 10, 2010 to preferred shareholders of record on July 26, 2010.

Accumulated Other Comprehensive Income

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	June	December
	2010	2009
	(in millions)
Currency translation adjustment, net of tax	$(146)	$(132)
Pension and postretirement liability adjustments, net of tax	(306)	(317)
Net unrealized gains on available-for-sale securities, net of tax (1)	134	87

Total accumulated other comprehensive loss, net of tax	$(318)	$(362)

(1)	Consists of net unrealized gains of $138 million and $84 million on available-for-sale securities held by the firm’s insurance subsidiaries as of June 2010 and December 2009, respectively, and net unrealized gains/(losses) of $(4) million and $3 million on available-for-sale securities held by investees accounted for under the equity method as of June 2010 and December 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
	(in millions, except per share amounts)
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$453	$2,718	$3,749	$4,377

Denominator for basic EPS — weighted average number of common shares	539.8	514.1	542.9	495.7
Effect of dilutive securities (1)
Restricted stock units	14.2	15.8	13.2	12.6
Stock options and warrants	26.4	21.1	29.1	11.8

Dilutive potential common shares	40.6	36.9	42.3	24.4

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	580.4	551.0	585.2	520.1

Basic EPS (2)	$0.82	$5.27	$6.87	$8.81
Diluted EPS	0.78	4.93	6.41	8.42

(1)	The diluted EPS computations do not include the antidilutive effect of RSUs, stock options and warrants as follows:

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
		(in millions)

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	6.1	14.3	6.0	53.3

(2)	Unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating earnings per common share. The impact of applying this methodology was a reduction to basic earnings per common share of $0.02 for both the three months ended June 2010 and June 2009, and $0.04 and $0.02 for the six months ended June 2010 and June 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	June	December
	2010	2009
	(in millions)
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	298	265
Equities (1)	2,361	2,389
Principal Investments	84	84
Asset Management and Securities Services
Asset Management (2)	563	563
Securities Services	117	117

Total	$3,548	$3,543

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets, which are included in “Other assets” in the condensed consolidated statements of financial condition:

		As of
		June	December
		2010	2009
		(in millions)

Customer lists (1)	Gross carrying amount	$1,104	$1,117
	Accumulated amortization	(497)	(472)

	Net carrying amount	$607	$645

Broadcast	Gross carrying amount	$560	$—
royalties (2)	Accumulated amortization	(31)	—

	Net carrying amount	$529	$—

Commodities-related	Gross carrying amount	$596	$40
intangibles (3)	Accumulated amortization	(25)	(10)

	Net carrying amount	$571	$30

NYSE DMM rights	Gross carrying amount	$714	$714
	Accumulated amortization	(314)	(294)

	Net carrying amount	$400	$420

Insurance-related	Gross carrying amount	$292	$292
intangibles (4)	Accumulated amortization	(176)	(142)

	Net carrying amount	$116	$150

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF) lead	Accumulated amortization	(51)	(48)

market maker rights	Net carrying amount	$87	$90

Other (5)	Gross carrying amount	$109	$130
	Accumulated amortization	(73)	(88)

	Net carrying amount	$36	$42

Total	Gross carrying amount	$3,513	$2,431
	Accumulated amortization	(1,167)	(1,054)

	Net carrying amount	$2,346	$1,377

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Represents television broadcast royalties held by a VIE consolidated upon adoption of ASU No. 2009-17.

(3)	Primarily includes commodity-related customer contracts and relationships, permits and access rights acquired during the first quarter of 2010.

(4)	Primarily includes VOBA related to the firm’s insurance businesses.

(5)	Primarily includes marketing-related assets and other contractual rights.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives. The weighted average remaining life of the firm’s identifiable intangible assets is approximately 12 years. “Depreciation and amortization” in the condensed consolidated statements of earnings includes amortization related to identifiable intangible assets of $82 million and $24 million for the three months ended June 2010 and June 2009, respectively, and $126 million and $62 million for the six months ended June 2010 and June 2009, respectively.

The estimated future amortization for existing identifiable intangible assets through 2015 is set forth below:

As of
June 2010
(in millions)
Remainder of 2010	$134
2011	288
2012	273
2013	251
2014	220
2015	188

Note 12.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, non-financial assets. The following table sets forth the firm’s other assets by type:

	As of
	June	December
	2010	2009
	(in millions)
Property, leasehold improvements and equipment (1)(2)	$11,958	$11,380
Goodwill and identifiable intangible assets (3)	5,894	4,920
Income tax-related assets	6,292	7,937
Equity-method investments (4)	1,359	1,484
Miscellaneous receivables and other	3,697	3,747

Total	$29,200	$29,468

(1)	Net of accumulated depreciation and amortization of $7.80 billion and $7.28 billion as of June 2010 and December 2009, respectively.

(2)	Includes $5.99 billion and $5.90 billion as of June 2010 and December 2009, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities consolidated by the firm. The increase in property, leasehold improvements and equipment from December 2009 to June 2010 is primarily related to consolidated VIEs.

(3)	See Note 11 for further information regarding the firm’s goodwill and identifiable intangible assets.

(4)	Excludes investments of $4.00 billion and $2.95 billion accounted for at fair value under the fair value option as of June 2010 and December 2009, respectively, which are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition. The increase in investments accounted for at fair value under the fair value option from December 2009 to June 2010 is primarily related to investments held by VIEs consolidated upon adoption of ASU No. 2009-17.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	June	December
	2010	2009
	(in millions)
Compensation and benefits	$8,729	$11,170
Insurance-related liabilities (1)	11,411	11,832
Noncontrolling interests (2)	969	960
Income tax-related liabilities	2,193	4,022
Employee interests in consolidated funds	442	416
Subordinated liabilities issued by consolidated VIEs	1,844 (3)	612
Accrued expenses and other	4,812	4,843

Total	$30,400	$33,855

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	June	December
	2010	2009
	(in millions)

Separate account liabilities	$3,689	$4,186
Liabilities for future benefits and unpaid claims	6,617	6,484
Contract holder account balances	810	874
Reserves for guaranteed minimum death and income benefits	295	288

Total insurance-related liabilities	$11,411	$11,832

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.34 billion and $1.29 billion as of June 2010 and December 2009, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $869 million and $870 million as of June 2010 and December 2009, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders. Liabilities for future benefits and unpaid claims include $1.93 billion and $1.84 billion carried at fair value under the fair value option as of June 2010 and December 2009, respectively.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $613 million and $598 million related to consolidated investment funds as of June 2010 and December 2009, respectively.

(3)	Includes $1.29 billion related to entities consolidated upon adoption of ASU No. 2009-17.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $1.15 billion and $1.19 billion for the six months ended June 2010 and June 2009, respectively. As of June 2010 and December 2009, the fees receivable from these funds were $751 million and $1.04 billion, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $13.68 billion and $13.84 billion as of June 2010 and December 2009, respectively.

The firm has provided voluntary financial support to certain of its funds that have experienced significant reductions in capital and liquidity or had limited access to the debt markets during the financial crisis. As of July 31, 2010, the firm had exposure to these funds in the form of loans and guarantees of $355 million, primarily related to certain real estate funds. In addition, as of July 31, 2010, the firm had outstanding commitments to extend credit to these funds of $151 million. The firm may provide additional voluntary financial support to these funds if they were to experience significant financial distress; however, such amounts are not expected to be material to the firm. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 8 for the firm’s investment commitments related to these funds.

Note 14.	Income Taxes

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. The firm believes that within the twelve months subsequent to June 2010, certain audits have a reasonable possibility of being completed. The firm does not expect completion of these audits to have a material impact on the firm’s financial condition but it may be material to the firm’s operating results for a particular period, depending, in part, upon the operating results for that period.

Below is a table of the earliest tax years that remain subject to examination by major jurisdiction:

	As of
Jurisdiction	June 2010
U.S. Federal	2005	(1)
New York State and City	2004	(2)
United Kingdom	2005
Japan	2005	(3)
Hong Kong	2004
Korea	2003

(1)	IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed but the liabilities for those years are not yet final.

(2)	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

(3)	Japan National Tax Agency examination of fiscal 2005 through 2009 began during the first quarter of 2010.

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

The following table sets forth information regarding Group Inc.’s capital ratios as of June 2010 and December 2009 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel I). These ratios are used by the Federal Reserve Board and other U.S. federal banking agencies in the supervisory review process, including the assessment of the firm’s capital adequacy.

	As of
	June	December
	2010	2009
	($ in millions)
Tier 1 capital	$68,484	$64,642
Tier 2 capital	13,449	13,828
Total capital	81,933	78,470
Risk-weighted assets	451,247	431,890
Tier 1 capital ratio	15.2%	15.0%
Total capital ratio	18.2%	18.2%
Tier 1 leverage ratio	8.0%	7.6%

Risk-Weighted Assets (RWAs) under the Federal Reserve Board’s risk-based capital guidelines are calculated based on the amount of market risk and credit risk. RWAs for market risk are determined by reference to the firm’s VaR models, supplemented by other measures to capture risks not reflected in the firm’s VaR models. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional amount of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm, or other entity (or if collateral is held, depending on the nature of the collateral).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm’s Tier 1 leverage ratio is defined as Tier 1 capital under Basel I divided by average adjusted total assets (which includes adjustments for disallowed goodwill and intangible assets, and the carrying value of equity investments in non-financial companies that are subject to deductions from Tier 1 capital).

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act will subject the firm at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions specifically, and directs banking regulators to impose additional capital requirements. The Federal Reserve Board will be required to implement the new leverage and risk-based capital regulation by January 2012. As a consequence of these changes, Tier 1 capital treatment for the firm’s junior subordinated debt issued to trusts and the firm’s cumulative preferred stock will be phased out over a three-year period beginning on January 1, 2013.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth information regarding GS Bank USA’s capital ratios under Basel I as implemented by the Federal Reserve Board, as of June 2010 and December 2009:

	As of
	June	December
	2010	2009
Tier 1 capital ratio	17.5%	14.9%
Total capital ratio	22.3%	19.3%
Tier 1 leverage ratio	20.0%	15.4%

GS Bank USA is currently working to implement the Basel II framework. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to transition to Basel II over the next several years.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $21.02 billion and $27.43 billion as of June 2010 and December 2009, respectively, which exceeded required reserve amounts by $20.33 billion and $25.86 billion as of June 2010 and December 2009, respectively. GS Bank Europe, a wholly owned credit institution, is regulated by the Irish Financial Services Regulatory Authority and is subject to minimum capital requirements. As of June 2010 and December 2009, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

Transactions between GS Bank USA and its subsidiaries and Group Inc. and its subsidiaries and affiliates (other than, generally, subsidiaries of GS Bank USA) are regulated by the Federal Reserve Board. These regulations generally limit the types and amounts of transactions (including loans to and borrowings from GS Bank USA) that may take place and generally require those transactions to be on an arm’s-length basis.

The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of June 2010, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $10.37 billion, which exceeded the amount required by $8.51 billion. As of June 2010, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.91 billion, which exceeded the amount required by $1.82 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of June 2010 and December 2009, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the U.K.’s Financial Services Authority (FSA) and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of June 2010 and December 2009.

The firm’s principal non-U.S. regulated subsidiaries include Goldman Sachs International (GSI) and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of June 2010 and December 2009, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of June 2010 and December 2009, these subsidiaries were in compliance with their local capital adequacy requirements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months		Six Months
		Ended June		Ended June
		2010	2009	2010	2009
			(in millions)

Investment	Net revenues	$917	$1,440	$2,101	$2,263
Banking	Operating expenses	760	1,167	1,710	1,872

	Pre-tax earnings	$157	$273	$391	$391

	Segment assets	$1,339	$1,473	$1,339	$1,473

Trading and	Net revenues	$6,551	$10,784	$16,801	$17,934
Principal	Operating expenses	4,954	6,290	10,519	11,163

Investments	Pre-tax earnings	$1,597	$4,494	$6,282	$6,771

	Segment assets	$688,612	$696,454	$688,612	$696,454

Asset Management	Net revenues	$1,373	$1,537	$2,714	$2,989
and Securities	Operating expenses	1,064	1,250	2,144	2,455

Services	Pre-tax earnings	$309	$287	$570	$534

	Segment assets	$193,237	$191,617	$193,237	$191,617

Total	Net revenues (1)(2)	$8,841	$13,761	$21,616	$23,186
	Operating expenses (3)	7,393	8,732	15,009	15,528

	Pre-tax earnings (4)	$1,448	$5,029	$6,607	$7,658

	Total assets	$883,188	$889,544	$883,188	$889,544

(1)	Net revenues include net interest income as set forth in the table below:

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
		(in millions)

Investment Banking	$—	$—	$—	$—
Trading and Principal Investments	1,259	1,462	2,314	2,906
Asset Management and Securities Services	360	580	723	1,043

Total net interest	$1,619	$2,042	$3,037	$3,949

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(2)	Net revenues include non-interest revenues as set forth in the table below:

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
	(in millions)

Investment banking fees	$917	$1,440	$2,101	$2,263
Equities commissions	977	1,021	1,858	1,995
Asset management and other fees	1,013	957	1,991	1,946
Trading and principal investments revenues	4,315	8,301	12,629	13,033

Total non-interest revenues	$7,222	$11,719	$18,579	$19,237

Trading and principal investments revenues include $37 million and $10 million for the three months ended June 2010 and June 2009, respectively, and $63 million and $16 million for the six months ended June 2010 and June 2009, respectively, of realized gains on securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale.

(3)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $615 million and $25 million for the three months ended June 2010 and June 2009, respectively, and $636 million and $38 million for the six months ended June 2010 and June 2009, respectively, that have not been allocated to the firm’s segments.

(4)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
	(in millions)

Investment Banking	$41	$39	$85	$76
Trading and Principal Investments	341	428	611	951
Asset Management and Securities Services	58	60	119	149

Total depreciation and amortization	$440	$527	$815	$1,176

Geographic Information

Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. Since a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients, the methodology for allocating the firm’s profitability to geographic regions is dependent on estimates and management judgment. Specifically, in interim periods, the firm generally allocates compensation and benefits to geographic regions based upon the firmwide compensation to net revenues ratio. In the fourth quarter when compensation by employee is finalized, compensation and benefits are allocated to the geographic regions based upon total actual compensation during the fiscal year. See Note 18 to the consolidated financial statements in Part II, Item 8 of the firm’s Annual Report on Form 10-K for the fiscal year ended December 2009 for a discussion of the method of allocating by geographic region.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings (excluding Corporate) for each geographic region:

	Three Months Ended June				Six Months Ended June
	2010		2009		2010		2009
	($ in millions)
Net revenues
Americas (1)	$4,575	52%	$7,019	51%	$11,706	54%	$13,492	58%
EMEA (2)	2,146	24	3,727	27	6,051	28	5,613	24
Asia	2,120	24	3,015	22	3,859	18	4,081	18

Total net revenues	$8,841	100%	$13,761	100%	$21,616	100%	$23,186	100%

Pre-tax earnings
Americas (1)	$1,202	59%	$2,385	47%	$3,966	55%	$4,530	59%
EMEA (2)	113	5	1,562	31	1,913	26	2,141	28
Asia	748	36	1,107	22	1,364	19	1,025	13

Subtotal	2,063	100%	5,054	100%	7,243	100%	7,696	100%

Corporate (3)	(615)		(25)		(636)		(38)

Total pre-tax earnings	$1,448		$5,029		$6,607		$7,658

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa). Pre-tax earnings includes the impact of the U.K. bank payroll tax for the three and six months ended June 2010.

(3)	Consists of net provisions for a number of litigation and regulatory proceedings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 17.	Interest Income and Interest Expense

The following table sets forth the details of the firm’s interest income and interest expense:

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
		(in millions)
Interest income (1)
Deposits with banks	$18	$18	$33	$40
Securities borrowed, securities purchased under agreements to resell and federal funds sold	136	176	215	727
Trading assets, at fair value	2,785	2,881	5,406	6,039
Other interest (2)	363	395	649	1,026

Total interest income	$3,302	$3,470	$6,303	$7,832

Interest expense
Deposits	$69	$119	$137	$269
Securities loaned and securities sold under agreements to repurchase, at fair value	163	366	299	911
Trading liabilities, at fair value	481	406	976	869
Short-term borrowings (3)	113	154	231	394
Long-term borrowings (4)	738	648	1,484	1,597
Other interest (5)	119	(265)	139	(157)

Total interest expense	$1,683	$1,428	$3,266	$3,883

Net interest income	$1,619	$2,042	$3,037	$3,949

(1)	Interest income is recorded on an accrual basis based on contractual interest rates.

(2)	Primarily includes interest income on customer debit balances and other interest-earning assets.

(3)	Includes interest on unsecured short-term borrowings and short-term other secured financings.

(4)	Includes interest on unsecured long-term borrowings and long-term other secured financings.

(5)	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of June 30, 2010, the related condensed consolidated statements of earnings for the three and six months ended June 30, 2010 and June 26, 2009, the condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2010, the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and June 26, 2009, and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2010 and June 26, 2009. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
August 6, 2010

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Shareholders’ Equity

The following tables set forth a summary of consolidated average balances and interest rates for the three and six months ended June 2010 and June 2009:

	Three Months Ended June
	2010			2009
			Average			Average
	Average		rate	Average		rate
	balance	Interest	(annualized)	balance	Interest	(annualized)
	(in millions, except rates)
Assets
Deposits with banks	$25,789	$18	0.28%	$25,040	$18	0.29%
U.S.	21,519	14	0.26	18,220	13	0.29
Non-U.S.	4,270	4	0.38	6,820	5	0.29
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	357,201	136	0.15	354,792	176	0.20
U.S.	248,180	24	0.04	268,925	(109)	(0.16)
Non-U.S.	109,021	112	0.41	85,867	285	1.33
Trading assets (1)(2)	270,875	2,785	4.12	267,542	2,881	4.32
U.S.	190,166	2,178	4.59	193,117	2,231	4.63
Non-U.S.	80,709	607	3.02	74,425	650	3.50
Other interest-earning assets (3)	114,987	363	1.27	125,783	395	1.26
U.S.	79,984	200	1.00	77,381	206	1.07
Non-U.S.	35,003	163	1.87	48,402	189	1.57

Total interest-earning assets	768,852	3,302	1.72	773,157	3,470	1.80
Cash and due from banks	3,193			9,428
Other noninterest-earning assets (2)	110,754			122,478

Total assets	$882,799			$905,063

Liabilities
Interest-bearing deposits	$36,576	$69	0.76%	$42,571	$119	1.12%
U.S.	30,024	64	0.85	36,717	107	1.17
Non-U.S.	6,552	5	0.31	5,854	12	0.82
Securities loaned and securities sold under agreements to repurchase, at fair value	161,571	163	0.40	150,602	366	0.97
U.S.	115,658	87	0.30	108,002	110	0.41
Non-U.S.	45,913	76	0.66	42,600	256	2.41
Trading liabilities (1)(2)	90,497	481	2.13	67,262	406	2.42
U.S.	43,979	230	2.10	35,324	86	0.98
Non-U.S.	46,518	251	2.16	31,938	320	4.02
Commercial paper	1,652	1	0.23	381	—	0.26
U.S.	521	—	0.24	260	—	0.22
Non-U.S.	1,131	1	0.23	121	—	0.36
Other borrowings (4)(5)	52,608	112	0.85	60,017	154	1.03
U.S.	29,953	95	1.27	36,250	130	1.44
Non-U.S.	22,655	17	0.30	23,767	24	0.41
Long-term borrowings (5)(6)	189,015	738	1.57	205,941	648	1.26
U.S.	179,403	684	1.53	194,460	596	1.23
Non-U.S.	9,612	54	2.25	11,481	52	1.82
Other interest-bearing liabilities (7)	184,947	119	0.26	210,979	(265)	(0.50)
U.S.	140,113	(45)	(0.13)	146,049	(374)	(1.03)
Non-U.S.	44,834	164	1.47	64,930	109	0.67

Total interest-bearing liabilities	716,866	1,683	0.94	737,753	1,428	0.78
Noninterest-bearing deposits	213			83
Other noninterest-bearing liabilities (2)	92,191			100,357

Total liabilities	809,270			838,193
Shareholders’ equity
Preferred stock	6,957			14,125
Common stock	66,572			52,745

Total shareholders’ equity	73,529			66,870
Total liabilities, preferred stock and shareholders’ equity	$882,799			$905,063

Interest rate spread			0.78%			1.02%
Net interest income and net yield on interest-earning assets		$1,619	0.84		$2,042	1.06
U.S.		1,301	0.97		1,686	1.21
Non-U.S.		318	0.56		356	0.66
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			29.79%			27.87%
Liabilities			24.72			24.49

STATISTICAL DISCLOSURES

	Six Months Ended June
	2010			2009
			Average			Average
	Average		rate	Average		rate
	balance	Interest	(annualized)	balance	Interest	(annualized)
	(in millions, except rates)
Assets
Deposits with banks	$25,748	$33	0.26%	$22,960	$40	0.35%
U.S.	20,730	25	0.24	18,321	26	0.28
Non-U.S.	5,018	8	0.32	4,639	14	0.61
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	354,904	215	0.12	355,035	727	0.41
U.S.	245,287	(3)	0.00	266,682	52	0.04
Non-U.S.	109,617	218	0.40	88,353	675	1.53
Trading assets (1)(2)	270,465	5,406	4.03	281,637	6,039	4.30
U.S.	188,310	4,142	4.44	205,771	4,807	4.69
Non-U.S.	82,155	1,264	3.10	75,866	1,232	3.26
Other interest-earning assets (3)	111,642	649	1.17	142,857	1,026	1.44
U.S.	77,506	346	0.90	93,725	568	1.22
Non-U.S.	34,136	303	1.79	49,132	458	1.87

Total interest-earning assets	762,759	6,303	1.67	802,489	7,832	1.96
Cash and due from banks	2,942			6,344
Other noninterest-earning assets (2)	109,942			133,510

Total assets	$875,643			$942,343

Liabilities
Interest-bearing deposits	$37,801	$137	0.73%	$41,049	$269	1.31%
U.S.	31,180	127	0.82	35,493	243	1.37
Non-U.S.	6,621	10	0.30	5,556	26	0.94
Securities loaned and securities sold under agreements to repurchase, at fair value	155,631	299	0.39	168,946	911	1.08
U.S.	111,458	142	0.26	122,369	259	0.42
Non-U.S.	44,173	157	0.72	46,577	652	2.81
Trading liabilities (1)(2)	87,186	976	2.26	65,273	869	2.67
U.S.	44,709	459	2.07	33,166	238	1.44
Non-U.S.	42,477	517	2.45	32,107	631	3.94
Commercial paper	1,673	2	0.25	525	3	1.15
U.S.	422	—	0.18	322	3	1.87
Non-U.S.	1,251	2	0.27	203	—	0.19
Other borrowings (4)(5)	50,934	229	0.91	67,122	391	1.17
U.S.	29,736	193	1.31	42,701	337	1.58
Non-U.S.	21,198	36	0.34	24,421	54	0.44
Long-term borrowings (5)(6)	191,243	1,484	1.56	203,337	1,597	1.58
U.S.	181,049	1,363	1.52	191,978	1,470	1.54
Non-U.S.	10,194	121	2.39	11,359	127	2.24
Other interest-bearing liabilities (7)	187,009	139	0.15	218,758	(157)	(0.14)
U.S.	142,003	(129)	(0.18)	152,450	(447)	(0.59)
Non-U.S.	45,006	268	1.20	66,308	290	0.88

Total interest-bearing liabilities	711,477	3,266	0.93	765,010	3,883	1.02
Noninterest-bearing deposits	226			83
Other noninterest-bearing liabilities (2)	90,954			112,083

Total liabilities	802,657			877,176
Shareholders’ equity
Preferred stock	6,957			15,139
Common stock	66,029			50,028

Total shareholders’ equity	72,986			65,167
Total liabilities, preferred stock and shareholders’ equity	$875,643			$942,343

Interest rate spread			0.74%			0.94%
Net interest income and net yield on interest-earning assets		$3,037	0.80		$3,949	0.99
U.S.		2,355	0.89		3,350	1.15
Non-U.S.		682	0.60		599	0.55
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			30.28%			27.16%
Liabilities			24.02			24.38

STATISTICAL DISCLOSURES

(1)	Consists of cash trading instruments, including equity securities and convertible debentures.

(2)	Derivative instruments are included in other noninterest-earning assets and other noninterest-bearing liabilities.

(3)	Primarily consists of cash and securities segregated for regulatory and other purposes and receivables from customers and counterparties.

(4)	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

(5)	Interest rates include the effects of interest rate swaps accounted for as hedges.

(6)	Consists of long-term other secured financings and unsecured long-term borrowings.

(7)	Primarily consists of payables to customers and counterparties.

(8)	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Ratios

The following table sets forth selected financial ratios:

	Three Months				Six Months
	Ended June				Ended June
	2010		2009		2010		2009
Annualized net earnings to average assets	0.7	% (3)	1.5%		1.1	% (3)	1.1%
Annualized return on average common shareholders’ equity (1)	7.9	(3)	23.0	(4)	13.1	(3)	18.3	(4)
Annualized return on average total shareholders’ equity (2)	8.0	(3)	20.5		12.7	(3)	16.1
Total average equity to average assets	8.3		7.4		8.3		6.9

(1)	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

(2)	Based on annualized net earnings divided by average monthly total shareholders’ equity.

(3)	The $600 million U.K. bank payroll tax and the $550 million SEC settlement were not annualized in the calculation of annualized net earnings or annualized return as these are one-time events and therefore these amounts have no impact on other quarters in the year.

(4)	The one-time preferred dividend of $426 million related to the repurchase of the firm’s preferred stock issued pursuant to the U.S. Treasury’s TARP Capital Purchase Program (calculated as the difference between the carrying value and the redemption value of the preferred stock) in the second quarter of 2009 was not annualized in the calculation of annualized return since it was a one-time event and therefore it has no impact on other quarters in the year.

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

The following tables set forth cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets as of June 2010 and December 2009 in accordance with the FFIEC guidelines:

	As of June 2010
	Banks	Governments	Other	Total
	(in millions)
Country
United Kingdom	$5,878	$5,554	$51,720	$63,152
Cayman Islands	8	—	33,470	33,478
France	15,045	2,536	6,487	24,068
Japan	18,430	13	3,445	21,888
China	13,352	1,479	2,211	17,042
Germany	9,176	2,308	1,739	13,223
Switzerland	2,009	46	6,735	8,790
Netherlands	1,929	179	4,750	6,858

	As of December 2009
	Banks	Governments	Other	Total
	(in millions)
Country
United Kingdom	$3,284	$4,843	$51,664	$59,791
Japan	18,259	107	4,833	23,199
Cayman Islands	53	16	21,476	21,545
France	8,846	4,648	5,655	19,149
Germany	8,610	6,080	2,885	17,575
China	9,105	108	4,187	13,400
Ireland	5,634	20	1,577	7,231

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All references to June 2010 and June 2009, unless specifically stated otherwise, refer to our fiscal periods ended, or the dates, as the context requires, June 30, 2010 and June 26, 2009, respectively. Beginning with the fourth quarter of fiscal 2009, we changed our fiscal year-end from the last Friday of December to December 31. All references to December 2009, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, December 31, 2009. All references to 2010, unless specifically stated otherwise, refer to our year ending, or the date, as the context requires, December 31, 2010.

Executive Overview

Three Months Ended June 2010 versus June 2009.  Our diluted earnings per common share were $0.78 for the second quarter of 2010 compared with $4.93 for the second quarter of 2009. Annualized return on average common shareholders’ equity (ROE) (1) was 7.9% for the second quarter of 2010. On July 20, 2010, the U.S. District Court for the Southern District of New York approved a settlement to resolve the SEC’s pending case against Goldman, Sachs & Co. (GS&Co.), including the payment of $550 million, the accrual for which is reflected in our operating expenses for the second quarter of 2010. Operating expenses for the quarter also included $600 million related to the U.K. bank payroll tax. Excluding the impact of these items, diluted earnings per common share were $2.75 (2) and annualized ROE was 9.5% (2) for the second quarter of 2010. Despite the $1.15 billion of additional expenses related to these items, book value per common share and tangible book value per common share (3) each increased 1% during the quarter to $123.73 and $112.82, respectively. Our Tier 1 capital ratio under Basel I (4) was 15.2% and our Tier 1 common ratio under Basel I (5) was 12.5% as of June 2010.

Net revenues in Trading and Principal Investments were significantly lower compared with the second quarter of 2009, reflecting significantly lower net revenues in Fixed Income, Currency and Commodities (FICC) and Equities compared with a strong second quarter of 2009, partially offset by higher net revenues in Principal Investments. Results in FICC were impacted by a challenging environment generally characterized by lower activity levels and wider corporate credit spreads. The decline in net revenues in FICC compared with the second quarter of 2009 reflected significantly lower results in credit products, interest rate products and currencies. These decreases were partially offset by higher net revenues in mortgages and, to a lesser extent, commodities. During the second quarter of 2009, mortgages included a loss of approximately $700 million on commercial mortgage loans. Equities also operated in a challenging environment during the second quarter of 2010, which was characterized by a significant decline in global equity prices, a sharp increase in volatility levels and lower activity levels. The decline in net revenues in Equities compared with the second quarter of 2009 primarily reflected significantly lower results in derivatives and, to a lesser extent, principal strategies. In addition, net revenues in shares were lower compared with a solid second quarter of

(1) Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The $600 million U.K. bank payroll tax and the $550 million SEC settlement were not annualized in the calculation of annualized net earnings applicable to common shareholders as these are one-time events and therefore these amounts have no impact on other quarters in the year. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROE.

(2) We believe that presenting our results excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement is meaningful as these are one-time events and excluding them increases the comparability of period-to-period results. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of diluted earnings per common share and ROE excluding the impact of these amounts.

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

(5) The Tier 1 common ratio equals Tier 1 capital less preferred stock and junior subordinated debt issued to trusts, divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy. See “— Equity Capital — Capital Ratios and Metrics” below for further information regarding our Tier 1 common ratio.

2009. Commissions declined slightly compared with the second quarter of 2009. In the second quarter of 2010, results in Principal Investments primarily reflected a gain of $905 million related to our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC), principally due to the expiration of transfer restrictions related to these shares.

Net revenues in Investment Banking also decreased significantly compared with the second quarter of 2009, reflecting significantly lower net revenues in our Underwriting business. Net revenues in equity underwriting were significantly lower than a strong second quarter of 2009, primarily reflecting lower levels of industry-wide activity, as the second quarter of 2009 included significant capital-raising activity by financial institutions. Net revenues in debt underwriting were also significantly lower, primarily reflecting a decline in industry-wide activity. Net revenues in Financial Advisory increased compared with the second quarter of 2009, primarily reflecting an increase in client activity. Our investment banking transaction backlog increased during the quarter. (1)

Net revenues in Asset Management and Securities Services declined compared with the second quarter of 2009, reflecting significantly lower net revenues in Securities Services. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of securities lending customer balances, partially offset by the impact of higher average customer balances. Net revenues in Asset Management increased compared with the second quarter of 2009, primarily due to the impact of changes in the composition of assets managed. During the second quarter of 2010, assets under management decreased $38 billion to $802 billion, due to $24 billion of net outflows, primarily reflecting outflows in money market and equity assets, and $14 billion of net market depreciation, primarily reflecting depreciation in equity assets.

Six Months Ended June 2010 versus June 2009.  Our diluted earnings per common share were $6.41 for the first half of 2010 compared with $8.42 for the first half of 2009. Annualized ROE (2) was 13.1% for the first half of 2010. Excluding the impact of the $600 million related to the U.K. bank payroll tax and the $550 million related to the SEC settlement, diluted earnings per common share were $8.36 (3) and annualized ROE was 14.8% (3) for the first half of 2010.

Net revenues in Trading and Principal Investments declined compared with the first half of 2009, reflecting significantly lower net revenues in Equities and lower net revenues in FICC, partially offset by significantly improved results in Principal Investments. The decline in Equities reflected significantly lower net revenues in derivatives and, to a lesser extent, shares and principal strategies. Commissions declined compared with the first half of 2009. Although global equity prices largely increased during the first quarter of 2010, the operating environment for Equities became challenging during the second quarter, as global equity prices decreased significantly, volatility levels increased sharply and activity levels declined. The decrease in FICC primarily reflected significantly lower results in interest rate products and, to a lesser extent, commodities, compared with a strong first half of 2009. In addition, net revenues in credit products and currencies were lower compared with the same prior year period. These decreases were partially offset by significantly higher net revenues in mortgages. In the first half of 2009, mortgages included a loss of approximately $1.5 billion on commercial mortgage loans. Although activity levels in FICC were strong in the first quarter of 2010, the environment became challenging during the second quarter, as activity levels declined and

(1) Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

(2) Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The $600 million U.K. bank payroll tax and the $550 million SEC settlement were not annualized in the calculation of annualized net earnings applicable to common shareholders as these are one-time events and therefore these amounts have no impact on other quarters in the year. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROE.

(3) We believe that presenting our results excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement is meaningful as these are one-time events and excluding them increases the comparability of period-to-period results. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of diluted earnings per common share and ROE excluding the impact of these amounts.

corporate credit spreads widened. In the first half of 2010, results in Principal Investments included a gain of $683 million related to our investment in the ordinary shares of ICBC, primarily reflecting the expiration of transfer restrictions related to these shares, a net gain of $794 million from corporate principal investments and a net loss of $44 million from real estate principal investments. In the first half of 2009, results in Principal Investments included a gain of $797 million related to our investment in the ordinary shares of ICBC, and net losses of $1.14 billion from real estate principal investments and $278 million from corporate principal investments.

Net revenues in Asset Management and Securities Services declined compared with the first half of 2009, reflecting significantly lower net revenues in Securities Services. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of securities lending customer balances, partially offset by the impact of higher average customer balances. Net revenues in Asset Management increased compared with the first half of 2009, primarily due to the impact of changes in the composition of assets managed, as well as higher average assets under management. During the first half of 2010, assets under management decreased $69 billion, due to $63 billion of net outflows, primarily in money market assets, and $6 billion of net market depreciation.

Net revenues in Investment Banking declined compared with the first half of 2009, reflecting lower net revenues in our Underwriting business. Net revenues in equity underwriting were significantly lower, primarily reflecting a decline in client activity, as the first half of 2009 included significant capital-raising activity by financial institutions. Net revenues in debt underwriting were slightly lower compared with the first half of 2009. Net revenues in Financial Advisory increased compared with the first half of 2009, primarily reflecting an increase in client activity.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K.

Business Environment

Although real gross domestic product (GDP) appears to have increased in most economies, the second quarter was characterized by broad market concerns, including European sovereign debt risk, a slowdown in China’s growth trajectory and uncertainty regarding financial regulatory reform, particularly in the U.S. Global equity markets declined significantly during the second quarter and equity volatility levels increased sharply, reaching their highest levels since March 2009. In addition, corporate credit spreads widened during the second quarter. The U.S. dollar appreciated against the Euro and the British pound, but depreciated against the Japanese yen. Investment banking activity levels continued to slow during the second quarter, including a significant decline in industry-wide debt offerings, as well as declines in industry-wide equity and equity-related offerings and announced mergers and acquisitions.

In the U.S., real GDP increased during the second quarter, although at a slower pace than in the first quarter, driven by moderate growth in domestic demand and a rise in inventory levels. The rate of unemployment ended the quarter slightly lower. Measures of core inflation remained low during the second quarter, reflecting continued excess production capacity. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during the second quarter. The 10-year U.S. Treasury note yield ended the second quarter 87 basis points lower at 2.97%. In equity markets, the S&P 500 Index and the NASDAQ Composite Index each decreased 12% and the Dow Jones Industrial Average decreased 10% during the second quarter.

In the Eurozone economies, real GDP growth appears to have accelerated during the second quarter, driven by an increase in industrial production. Although surveys of business and consumer confidence declined slightly during the second quarter, they remained above 2009 levels. However, several Eurozone economies remained under stress, reflecting fiscal challenges and banking sector concerns. In addition, concerns about sovereign debt risk in certain Eurozone economies intensified during the quarter, contributing to higher market volatility and funding pressures. The European Central Bank and certain governments in the Eurozone took a range of policy measures to address these issues. The European Central Bank kept its main refinancing operations rate unchanged at 1.00% and the Euro depreciated by 9% against the U.S. dollar. In the U.K., real GDP growth accelerated during the second quarter, driven by an increase in exports. The Bank of England maintained its official bank rate at 0.50% and the British pound depreciated by 2% against the U.S. dollar. Long-term government bond yields in both the Eurozone and the U.K. decreased during the second quarter. Equity markets in both continental Europe and the U.K. declined significantly during the quarter.

In Japan, real GDP appears to have increased during the second quarter, although at a slower pace than in the first quarter, primarily driven by an increase in exports. Government fiscal stimulus programs continued to support an increase in consumer spending during the quarter. Measures of inflation remained negative. The Bank of Japan left its target overnight call rate unchanged at 0.10% and the yield on 10-year Japanese government bonds declined during the quarter. The Japanese yen appreciated by 5% against the U.S. dollar and the Nikkei 225 Index decreased 15% during the second quarter.

In China, real GDP growth moderated during the second quarter, as strong fixed investment spending and exports were partially offset by a slowdown in the pace of growth in industrial production. Measures of inflation increased during the quarter. The People’s Bank of China increased the reserve requirement ratio by 50 basis points during the quarter. The Chinese yuan appreciated slightly against the U.S. dollar following an announcement by The People’s Bank of China to allow increased exchange rate flexibility. The Shanghai Composite Index and the Hang Seng Index each decreased significantly during the quarter, while equity markets in Korea ended the quarter essentially unchanged. In India, economic growth remained strong, supported by continued growth in domestic demand. The Indian rupee depreciated by 3% against the U.S. dollar and equity markets in India increased slightly during the quarter.

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

Substantially all trading assets and trading liabilities are reflected in our condensed consolidated statements of financial condition at fair value. In determining fair value, we separate our trading assets, at fair value and trading liabilities, at fair value into two categories: cash instruments and derivative contracts, as set forth in the following table:

Trading Instruments by Category
(in millions)

	As of June 2010			As of December 2009
	Trading		Trading	Trading		Trading
	Assets, at		Liabilities, at	Assets, at		Liabilities, at
	Fair Value		Fair Value	Fair Value		Fair Value
Cash trading instruments	$231,362		$89,596	$244,124		$72,117
ICBC	9,683	(1)	—	8,111	(1)	—
SMFG	—		—	933		893 (5)
Other principal investments	14,022	(2)	—	13,981	(2)	—

Principal investments	23,705		—	23,025		893

Cash instruments	255,067		89,596	267,149		73,010
Exchange-traded	6,518		2,453	6,831		2,548
Over-the-counter	73,283		55,121	68,422		53,461

Derivative contracts	79,801	(3)	57,574 (4)	75,253	(3)	56,009 (4)

Total	$334,868		$147,170	$342,402		$129,019

(1)	Includes interests of $6.10 billion and $5.13 billion as of June 2010 and December 2009, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (other than our investments in ICBC and Sumitomo Mitsui Financial Group, Inc. (SMFG)) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of June 2010			As of December 2009
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$9,989	$1,201	$11,190	$9,507	$1,325	$10,832
Public	2,781	51	2,832	3,091	58	3,149

Total	$12,770	$1,252	$14,022	$12,598	$1,383	$13,981

(3)	Net of cash received pursuant to credit support agreements of $113.76 billion and $124.60 billion as of June 2010 and December 2009, respectively.

(4)	Net of cash posted pursuant to credit support agreements of $17.65 billion and $14.74 billion as of June 2010 and December 2009, respectively.

(5)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments (e.g., equity and debt securities) are generally valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted prices in active markets include U.S. and non-U.S. government obligations, actively traded listed equities and certain money market instruments.

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

On April 28, 2009, 20% of the ICBC shares that we held became free from transfer restrictions and we completed the disposition of these shares during the second quarter of 2009. The remaining shares were subject to transfer restrictions until April 28, 2010 and were valued using the quoted market price adjusted for transfer restrictions. As of April 28, 2010, all of our remaining ICBC shares became free from transfer restrictions and are valued using the quoted market price.

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

Total level 3 assets were $46.13 billion, $45.15 billion and $46.48 billion as of June 2010, March 2010 and December 2009, respectively. The increase in level 3 assets during the three months ended June 2010 primarily reflected (i) an increase in credit derivative contracts as credit spreads widened and certain markets became less active and (ii) transfers from level 2 within the fair value hierarchy of bank loans and bridge loans. These increases were partially offset by sales activity related to loans and securities backed by commercial real estate and private equity investments and real estate fund investments. The slight decrease in level 3 assets during the six months ended June 2010 primarily reflected (i) sales activity related to loans and securities backed by commercial real estate and private equity investments and real estate fund investments, and (ii) net reductions in level 3 financial instruments as a result of the consolidations of certain variable interest entities (VIEs), (iii) partially offset by unrealized gains on credit derivative contracts.

The following table sets forth the fair values of financial assets classified within level 3 of the fair value hierarchy:

Level 3 Financial Assets at Fair Value
(in millions)

	As of
	June	March	December
	2010	2010	2009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$3,868	$4,070	$4,620
Loans and securities backed by residential real estate	2,124	2,131	1,880
Loan portfolios (1)	1,258	1,291	1,364
Bank loans and bridge loans (2)	9,573	9,323	9,560
Corporate debt securities (3)	2,592	2,703	2,235
State and municipal obligations	825	870	1,114
Other debt obligations	1,376	1,487	2,235
Equities and convertible debentures (4)	10,335	10,653	11,871

Total cash instruments	31,951	32,528	34,879
Derivative contracts	13,956	12,123	11,596
Securities purchased under agreements to resell	—	268	—
Receivables from customers and counterparties	218	234	—

Total level 3 assets at fair value	46,125	45,153	46,475
Level 3 assets for which we do not bear economic exposure (5)	(2,609)	(2,640)	(3,127)

Level 3 assets for which we bear economic exposure	$43,516	$42,513	$43,348

(1)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(2)	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $775 million, $802 million and $741 million as of June 2010, March 2010 and December 2009, respectively, of CDOs and collateralized loan obligations backed by corporate obligations.

(4)	Substantially all consists of private equity investments and real estate fund investments. Real estate investments were $918 million, $968 million and $1.23 billion as of June 2010, March 2010 and December 2009, respectively.

(5)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

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

Long Positions in Loans and Securities Backed by Residential Real Estate
(in millions)

	As of
	June	December
	2010	2009
Prime (1)	$2,259	$2,483
Alt-A	1,280	1,761
Subprime (2)	2,680	2,460

Total (3)	$6,219	$6,704

(1)	Excludes U.S. government agency-issued collateralized mortgage obligations of $8.78 billion and $8.62 billion as of June 2010 and December 2009, respectively. Also excludes U.S. government agency-issued mortgage pass-through certificates.

(2)	Includes $419 million and $381 million of CDOs backed by subprime mortgages as of June 2010 and December 2009, respectively.

(3)	Includes $2.12 billion and $1.88 billion of financial instruments (primarily loans and investment-grade securities, the majority of which were issued during 2006 and 2007) classified within level 3 of the fair value hierarchy as of June 2010 and December 2009, respectively.

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

Long Positions in Loans and Securities Backed by
Commercial Real Estate by Geographic Region
 (in millions)

	As of
	June	December
	2010	2009
Americas (1)	$5,278	$5,157
EMEA (2)	571	1,032
Asia	10	14

Total (3)	$5,859 (4)	$6,203 (5)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes $3.87 billion and $4.62 billion of financial instruments classified within level 3 of the fair value hierarchy as of June 2010 and December 2009, respectively.

(4)	Comprised of loans of $3.86 billion and commercial mortgage-backed securities of $2.00 billion as of June 2010, of which $4.15 billion was floating rate and $1.71 billion was fixed rate.

(5)	Comprised of loans of $4.70 billion and commercial mortgage-backed securities of $1.50 billion as of December 2009, of which $5.68 billion was floating rate and $519 million was fixed rate.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	June	December
	2010	2009
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	298	265
Equities (1)	2,361	2,389
Principal Investments	84	84
Asset Management and Securities Services
Asset Management (2)	563	563
Securities Services	117	117

Total	$3,548	$3,543

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of estimated remaining lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of June 2010		As of December 2009
		Range of Estimated
	Carrying	Remaining Lives	Carrying
	Value	(in years)	Value
Customer lists (1)	$607	1-15	$645
Broadcast royalties (2)	529	9	—
Commodities-related intangibles (3)	571	1-49	30
New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights	400	11	420
Insurance-related intangibles (4)	116	6	150
Exchange-traded fund (ETF) lead market maker rights	87	17	90
Other (5)	36	1-7	42

Total	$2,346		$1,377

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Represents television broadcast royalties held by a VIE consolidated upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

(3)	Primarily includes commodity-related customer contracts and relationships, permits and access rights acquired during the first quarter of 2010.

(4)	Primarily includes the value of business acquired related to our insurance businesses.

(5)	Primarily includes marketing-related assets and other contractual rights.

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

Following solid performance during the first half of 2009, our DMM business has been adversely impacted primarily by the lack of timely market data in the internal order/execution system of the NYSE (which, at times, resulted in DMMs making markets without real-time price information) and to a lesser extent, by lower trading volumes and lower volatility. In May 2010, the NYSE introduced changes to address this market data issue. There can be no assurance that changes in these factors will result in sufficient cash flows to avoid impairment of our NYSE DMM rights in the future. In accordance with the requirements of ASC 360, we will be closely monitoring the performance of our DMM business to determine whether an impairment loss is required in the future. As of June 2010, the carrying value of our NYSE DMM rights was $400 million. To the extent that there were to be an impairment in the future, it would result in a significant writedown in the carrying value of these DMM rights.

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

A substantial portion of our compensation and benefits represents discretionary compensation, which is finalized at year-end. We believe the most appropriate way to allocate estimated annual discretionary compensation among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment. See “— Results of Operations — Financial Overview — Operating Expenses” below for information regarding our ratio of compensation and benefits to net revenues.

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

Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “— Legal Proceedings” in Part I, Item 3 of our Annual Report on Form 10-K, in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
Net revenues	$8,841	$13,761	$21,616	$23,186
Pre-tax earnings	1,448	5,029	6,607	7,658
Net earnings	613	3,435	4,069	5,249
Net earnings applicable to common shareholders	453	2,718	3,749	4,377
Diluted earnings per common share	0.78	4.93	6.41	8.42
Annualized return on average common shareholders’ equity (1)	7.9%	23.0%	13.1%	18.3%
Diluted earnings per common share, excluding the impact of U.K. bank payroll tax and SEC settlement (2)	$2.75	N/A	$8.36	N/A
Annualized return on average common shareholders’ equity, excluding the impact of U.K. bank payroll tax and SEC settlement (2)	9.5%	N/A	14.8%	N/A

(1)	Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The $600 million U.K. bank payroll tax and the $550 million SEC settlement were not annualized in the calculation of annualized net earnings applicable to common shareholders for the three and six months ended June 2010 as these are one-time events and therefore these amounts have no impact on other quarters in the year. In addition, the one-time preferred dividend of $426 million related to the repurchase of our preferred stock issued pursuant to the U.S. Treasury’s TARP Capital Purchase Program (calculated as the difference between the carrying value and the redemption value of the preferred stock) in the second quarter of 2009 was not annualized in the calculation of annualized net earnings applicable to common shareholders for the three and six months ended June 2009 since it was a one-time event and therefore it has no impact on other quarters in the year. The following table sets forth our average common shareholders’ equity:

	Average for the
	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
		(in millions)

Total shareholders’ equity	$73,529	$66,870	$72,986	$65,167
Preferred stock	(6,957)	(14,125)	(6,957)	(15,139)

Common shareholders’ equity	$66,572	$52,745	$66,029	$50,028

(2)	We believe that presenting our results excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement is meaningful as these are one-time events and excluding them increases the comparability of period-to-period results. The following tables set forth the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of these amounts:

	Three Months	Six Months
	Ended June	Ended June
	2010	2010
	(in millions, except
	per share amounts)

Net earnings applicable to common shareholders	$453	$3,749
Impact of U.K. bank payroll tax	600	600
Pre-tax impact of SEC settlement	550	550
Tax impact of SEC settlement	(6)	(6)

Net earnings applicable to common shareholders, excluding the impact of U.K. bank payroll tax and SEC settlement	$1,597	$4,893
Divided by: average diluted common shares outstanding	580.4	585.2

Diluted earnings per common share, excluding the impact of U.K. bank payroll tax and SEC settlement	$2.75	$8.36

	Average for the
	Three Months	Six Months
	Ended June	Ended June
	2010	2010
	(in millions)

Total shareholders’ equity	$73,529	$72,986
Preferred stock	(6,957)	(6,957)

Common shareholders’ equity	66,572	66,029
Impact of U.K. bank payroll tax on average common shareholders’ equity	300	171
Impact of SEC settlement on average common shareholders’ equity	136	78

Common shareholders’ equity, excluding the impact of U.K. bank payroll tax and SEC settlement	$67,008	$66,278

Net Revenues

Three Months Ended June 2010 versus June 2009.  Net revenues of $8.84 billion for the second quarter of 2010 decreased 36% compared with the second quarter of 2009, primarily reflecting significantly lower net revenues in Trading and Principal Investments. The decline in Trading and Principal Investments reflected significantly lower net revenues in FICC and Equities compared with a strong second quarter of 2009, partially offset by higher net revenues in Principal Investments. Results in FICC were impacted by a challenging environment generally characterized by lower activity levels and wider corporate credit spreads. The decline in net revenues in FICC compared with the second quarter of 2009 reflected significantly lower results in credit products, interest rate products and currencies. These decreases were partially offset by higher net revenues in mortgages and, to a lesser extent, commodities. During the second quarter of 2009, mortgages included a loss of approximately $700 million on commercial mortgage loans. Equities also operated in a challenging environment during the second quarter of 2010, which was characterized by a significant decline in global equity prices, a sharp increase in volatility levels and lower activity levels. The decline in net revenues in Equities compared with the second quarter of 2009 primarily reflected significantly lower results in derivatives and, to a lesser extent, principal strategies. In addition, net revenues in shares were lower compared with a solid second quarter of 2009. Commissions declined slightly compared with the second quarter of 2009. In the second quarter of 2010, results in Principal Investments included a gain of $905 million related to our investment in the ordinary shares of ICBC, primarily reflecting the expiration of transfer restrictions related to these shares, a net gain of $34 million from corporate principal investments and a net loss of $10 million from real estate principal investments.

Net revenues in Investment Banking also decreased significantly compared with the second quarter of 2009, reflecting significantly lower net revenues in our Underwriting business. Net revenues in equity underwriting were significantly lower than a strong second quarter of 2009, primarily reflecting lower levels of industry-wide activity, as the second quarter of 2009 included significant capital-raising activity by financial institutions. Net revenues in debt underwriting were also significantly lower, primarily reflecting a decline in industry-wide activity. Net revenues in Financial Advisory increased compared with the second quarter of 2009, primarily reflecting an increase in client activity.

Net revenues in Asset Management and Securities Services declined compared with the second quarter of 2009, reflecting significantly lower net revenues in Securities Services. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of securities lending customer balances, partially offset by the impact of higher average customer balances. Net revenues in Asset Management increased compared with the second quarter of 2009, primarily due to the impact of changes in the composition of assets managed. During the second quarter of 2010, assets under management decreased $38 billion to $802 billion, due to $24 billion of net outflows, primarily reflecting outflows in money market and equity assets, and $14 billion of net market depreciation, primarily reflecting depreciation in equity assets.

Net revenues for the second quarter of 2010 included net interest income of $1.62 billion, a decrease of 21% compared with the second quarter of 2009. The decrease compared with the second quarter of 2009 primarily reflected the impact of tighter securities lending spreads, as well as lower average fixed income trading assets.

Six Months Ended June 2010 versus June 2009.  Net revenues of $21.62 billion for the first half of 2010 decreased 7% compared with the first half of 2009, primarily reflecting lower net revenues in Trading and Principal Investments. The decline in Trading and Principal Investments reflected significantly lower net revenues in Equities and lower net revenues in FICC, partially offset by significantly improved results in Principal Investments. The decline in Equities reflected significantly lower net revenues in derivatives and, to a lesser extent, shares and principal strategies. Commissions declined compared with the first half of 2009. Although global equity prices largely increased during the first quarter of 2010, the operating environment for Equities became challenging during the second quarter, as global equity prices decreased significantly, volatility levels increased sharply and activity levels declined. The decrease in FICC primarily reflected significantly lower results in interest rate products and, to a lesser extent, commodities, compared with a strong first half of 2009. In addition, net revenues in credit products and currencies were lower compared with the same prior year period. These decreases were partially offset by significantly higher net revenues in mortgages. In the first half of 2009, mortgages included a loss of approximately $1.5 billion on commercial mortgage loans. Although activity levels in FICC were strong in the first quarter of 2010, the environment became challenging during the second quarter, as activity levels declined and corporate credit spreads widened. In the first half of 2010, results in Principal Investments included a gain of $683 million related to our investment in the ordinary shares of ICBC, primarily reflecting the expiration of transfer restrictions related to these shares, a net gain of $794 million from corporate principal investments and a net loss of $44 million from real estate principal investments. In the first half of 2009, results in Principal Investments included a gain of $797 million related to our investment in the ordinary shares of ICBC, and net losses of $1.14 billion from real estate principal investments and $278 million from corporate principal investments.

Net revenues in Asset Management and Securities Services declined compared with the first half of 2009, reflecting significantly lower net revenues in Securities Services. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of securities lending customer balances, partially offset by the impact of higher average customer balances. Net revenues in Asset Management increased compared with the first half of 2009, primarily due to the impact of changes in the composition of assets managed, as well as higher average assets under management. During the first half of 2010, assets under management decreased $69 billion, due to $63 billion of net outflows, primarily in money market assets, and $6 billion of net market depreciation.

Net revenues in Investment Banking declined compared with the first half of 2009, reflecting lower net revenues in our Underwriting business. Net revenues in equity underwriting were significantly lower, primarily reflecting a decline in client activity, as the first half of 2009 included significant capital-raising activity by financial institutions. Net revenues in debt underwriting were slightly lower compared with the first half of 2009. Net revenues in Financial Advisory increased compared with the first half of 2009, primarily reflecting an increase in client activity.

Net revenues for the first half of 2010 included net interest income of $3.04 billion, a decrease of 23% compared with the first half of 2009. The decrease compared with the first half of 2009 was primarily due to lower average fixed income trading assets, most notably U.S. government agency obligations, tighter securities lending spreads and lower average interest rates on interest-earning assets.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as payroll taxes (excluding the U.K. bank payroll tax), benefits and severance costs. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.

The following table sets forth our operating expenses and total staff:

Operating Expenses and Total Staff
($ in millions)

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
Compensation and benefits	$3,802	$6,649	$9,295	$11,361

U.K. bank payroll tax	600	—	600	—
Brokerage, clearing, exchange and distribution fees	622	574	1,184	1,110
Market development	116	82	226	150
Communications and technology	186	173	362	346
Depreciation and amortization	437	426	809	975
Occupancy	274	242	530	483
Professional fees	227	145	409	280
Other expenses	1,129	441	1,594	823

Total non-compensation expenses	2,991	2,083	5,114	4,167

Total operating expenses	$7,393	$8,732	$15,009	$15,528

Total staff at period end (1)	34,100	31,200
Total staff at period end including consolidated entities held for investment purposes (2)	38,900	35,100

(1)	Includes employees, consultants and temporary staff.

(2)	Compensation and benefits and non-compensation expenses related to consolidated entities held for investment purposes are included in their respective line items in the condensed consolidated statements of earnings. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

Three Months Ended June 2010 versus June 2009.  Operating expenses of $7.39 billion for the second quarter of 2010 decreased 15% compared with the second quarter of 2009. The accrual for compensation and benefits expenses of $3.80 billion for the second quarter of 2010 decreased 43% compared with the second quarter of 2009, primarily reflecting the impact of lower net revenues. Total staff increased 3% during the second quarter of 2010. Total staff including consolidated entities held for investment purposes increased 1% during the second quarter of 2010.

During the second quarter of 2010, the United Kingdom enacted legislation that imposed a non-deductible 50% tax on certain financial institutions in respect of discretionary bonuses in excess of £25,000 awarded under arrangements made between December 9, 2009 and April 5, 2010 to “relevant banking employees.” Operating expenses for the second quarter of 2010 included an estimate of $600 million related to this bank payroll tax.

Non-compensation expenses of $2.99 billion increased 44% compared with the second quarter of 2009. The increase compared with the second quarter of 2009 was primarily attributable to the impact of net provisions for litigation and regulatory proceedings of $615 million in the second quarter of 2010 (including $550 million related to the SEC settlement), as well as higher professional fees and brokerage, clearing, exchange and distribution fees.

Six Months Ended June 2010 versus June 2009.  Operating expenses of $15.01 billion for the first half of 2010 decreased 3% compared with the first half of 2009. The accrual for compensation and benefits expenses of $9.30 billion for the first half of 2010 decreased 18% compared with the first half of 2009, primarily reflecting a reduction in our ratio of compensation and benefits to net revenues from 49.0% for the first half of 2009 to 43.0% (1) (which excludes the impact of the U.K. bank payroll tax) for the first half of 2010. Total staff increased 5% during the first half of 2010. Total staff including consolidated entities held for investment purposes increased 7% during the first half of 2010.

Operating expenses for the first half of 2010 included an estimate of $600 million related to the U.K. bank payroll tax.

Non-compensation expenses of $5.11 billion increased 23% compared with the first half of 2009. The increase compared with the first half of 2009 was primarily attributable to the impact of net provisions for litigation and regulatory proceedings of $636 million in the first half of 2010 (including $550 million related to the SEC settlement), as well as higher professional fees, market development expenses and brokerage, clearing, exchange and distribution fees. These increases were partially offset by decreased depreciation and amortization expenses, due to the impact of significantly higher real estate impairment charges in the first half of 2009 related to our consolidated entities held for investment purposes. These real estate impairment charges, which were measured based on discounted cash flow analysis, are included in our Trading and Principal Investments segment and reflected weakness in the commercial real estate markets, particularly in Asia.

(1)	Our total compensation and benefits expenses including the $600 million U.K. bank payroll tax were $4.40 billion and $9.90 billion for the three and six months ended June 2010, respectively. We believe that presenting our ratio of compensation and benefits to net revenues excluding the impact of the $600 million U.K. bank payroll tax is meaningful as this is a one-time event and excluding it increases the comparability of period-to-period results.

Six Months Ended
June 2010
($ in millions)

Compensation and benefits (which excludes the impact of the $600 million U.K. bank payroll tax)	$9,295
Ratio of compensation and benefits to net revenues	43.0%
Compensation and benefits, including the impact of the $600 million U.K. bank payroll tax	$9,895
Ratio of compensation and benefits to net revenues, including the impact of the $600 million U.K. bank payroll tax	45.8%

Provision for Taxes

The effective income tax rate for the first half of 2010, excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement, substantially all of which is non-deductible, was approximately 32.8% (1), essentially unchanged from the first quarter of 2010 and fiscal year 2009. Including the impact of these amounts, the effective income tax rate for the first half of 2010 was approximately 38.4%.

Effective January 1, 2010, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired. This change did not have a material effect on our financial condition, results of operations or cash flows for the three and six months ended June 2010 and we do not expect this change to have a material effect on our financial condition, results of operations or cash flows for the remainder of 2010. This change may have a material impact on our effective tax rate for 2011 if the expired provisions are not re-enacted.

(1)	We believe that presenting our effective income tax rate excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement, substantially all of which is non-deductible, is meaningful as these are one-time events and excluding them increases the comparability of period-to-period results. The following table sets forth the calculation of the effective income tax rate excluding the impact of these amounts:

	Six Months Ended June 2010
	Pre-tax	Provision	Effective
	earnings	for taxes	income tax rate
	($ in millions)

As reported	$6,607	$2,538	38.4%
Add back:
Impact of U.K. bank payroll tax	600	—
Impact of SEC settlement	550	6

As adjusted	$7,757	$2,544	32.8%

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months		Six Months
		Ended June		Ended June
		2010	2009	2010	2009

Investment	Net revenues	$917	$1,440	$2,101	$2,263
Banking	Operating expenses	760	1,167	1,710	1,872

	Pre-tax earnings	$157	$273	$391	$391

Trading and Principal	Net revenues	$6,551	$10,784	$16,801	$17,934
Investments	Operating expenses	4,954	6,290	10,519	11,163

	Pre-tax earnings	$1,597	$4,494	$6,282	$6,771

Asset Management and	Net revenues	$1,373	$1,537	$2,714	$2,989
Securities Services	Operating expenses	1,064	1,250	2,144	2,455

	Pre-tax earnings	$309	$287	$570	$534

Total	Net revenues	$8,841	$13,761	$21,616	$23,186
	Operating expenses (1)	7,393	8,732	15,009	15,528

	Pre-tax earnings	$1,448	$5,029	$6,607	$7,658

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $615 million and $25 million for the three months ended June 2010 and June 2009, respectively, and $636 million and $38 million for the six months ended June 2010 and June 2009, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
Financial Advisory	$472	$368	$936	$895

Equity underwriting	222	736	593	784
Debt underwriting	223	336	572	584

Total Underwriting	445	1,072	1,165	1,368

Total net revenues	917	1,440	2,101	2,263
Operating expenses	760	1,167	1,710	1,872

Pre-tax earnings	$157	$273	$391	$391

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
Announced mergers and acquisitions (2)	$98	$146	$244	$347
Completed mergers and acquisitions (2)	77	163	192	356
Equity and equity-related offerings (3)	9	32	23	34
Debt offerings (4)	46	79	106	148

(1)	Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

(2)	Source: Dealogic.

(3)	Source: Thomson Reuters. Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(4)	Source: Thomson Reuters. Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

Three Months Ended June 2010 versus June 2009.  Net revenues in Investment Banking of $917 million for the second quarter of 2010 decreased 36% compared with the second quarter of 2009.

Net revenues in Financial Advisory of $472 million increased 28% compared with the second quarter of 2009, primarily reflecting an increase in client activity. Net revenues in our Underwriting business of $445 million decreased 58% compared with the second quarter of 2009. Net revenues in equity underwriting were significantly lower than a strong second quarter of 2009, primarily reflecting lower levels of industry-wide activity, as the second quarter of 2009 included significant capital-raising activity by financial institutions. Net revenues in debt underwriting were also significantly lower, primarily reflecting a decline in industry-wide activity. Our investment banking transaction backlog increased during the quarter. (1)

Operating expenses of $760 million for the second quarter of 2010 decreased 35% compared with the second quarter of 2009, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, partially offset by the impact of the U.K. bank payroll tax during the second quarter of 2010. Pre-tax earnings of $157 million for the second quarter of 2010 decreased 42% compared with the second quarter of 2009.

Six Months Ended June 2010 versus June 2009.  Net revenues in Investment Banking of $2.10 billion for the first half of 2010 decreased 7% compared with the first half of 2009.

Net revenues in Financial Advisory of $936 million increased 5% compared with the first half of 2009, primarily reflecting an increase in client activity. Net revenues in our Underwriting business of $1.17 billion decreased 15% compared with the first half of 2009. Net revenues in equity underwriting were significantly lower, primarily reflecting a decline in client activity, as the first half of 2009 included significant capital-raising activity by financial institutions. Net revenues in debt underwriting were slightly lower compared with the first half of 2009.

Operating expenses of $1.71 billion for the first half of 2010 decreased 9% compared with the first half of 2009, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation, partially offset by the impact of the U.K. bank payroll tax during the first half of 2010. Pre-tax earnings were $391 million for the first half of 2010, unchanged from the first half of 2009.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
FICC	$4,396	$6,795	$11,782	$13,352

Equities trading	235	2,157	1,708	3,184
Equities commissions	977	1,021	1,858	1,995

Total Equities	1,212	3,178	3,566	5,179

ICBC	905	948	683	797

Gross gains	1,198	1,306	2,046	1,812
Gross losses	(1,174)	(1,462)	(1,296)	(3,229)

Net other corporate and real estate investments	24	(156)	750	(1,417)
Overrides	14	19	20	23

Total Principal Investments	943	811	1,453	(597)

Total net revenues	6,551	10,784	16,801	17,934
Operating expenses	4,954	6,290	10,519	11,163

Pre-tax earnings	$1,597	$4,494	$6,282	$6,771

Three Months Ended June 2010 versus June 2009.  Net revenues in Trading and Principal Investments of $6.55 billion for the second quarter of 2010 decreased 39% compared with the second quarter of 2009.

Net revenues in FICC of $4.40 billion decreased 35% compared with a strong second quarter of 2009. During the second quarter of 2010, FICC operated in a challenging environment generally characterized by lower activity levels and wider corporate credit spreads. The decline in net revenues compared with the second quarter of 2009 reflected significantly lower results in credit products, interest rate products and currencies. These decreases were partially offset by higher net revenues in mortgages and, to a lesser extent, commodities. During the second quarter of 2009, mortgages included a loss of approximately $700 million on commercial mortgage loans.

Net revenues in Equities of $1.21 billion decreased 62% compared with a strong second quarter of 2009. During the second quarter of 2010, Equities operated in a challenging environment characterized by a significant decline in global equity prices, a sharp increase in volatility levels and lower activity levels. The decline in net revenues compared with the second quarter of 2009 primarily reflected significantly lower results in derivatives and, to a lesser extent, principal strategies. In addition, net revenues in shares were lower compared with a solid second quarter of 2009. Commissions declined slightly compared with the second quarter of 2009.

Principal Investments recorded net revenues of $943 million for the second quarter of 2010. These results included a gain of $905 million related to our investment in the ordinary shares of ICBC, primarily reflecting the expiration of transfer restrictions related to these shares, a net gain of $34 million from corporate principal investments and a net loss of $10 million from real estate principal investments.

Operating expenses of $4.95 billion for the second quarter of 2010 decreased 21% compared with the second quarter of 2009, due to decreased compensation and benefits, primarily resulting from lower net revenues, partially offset by the impact of the U.K. bank payroll tax during the second quarter of 2010. Pre-tax earnings of $1.60 billion for the second quarter of 2010 decreased 64% compared with the second quarter of 2009.

Six Months Ended June 2010 versus June 2009.  Net revenues in Trading and Principal Investments of $16.80 billion for the first half of 2010 decreased 6% compared with the first half of 2009.

Net revenues in FICC of $11.78 billion decreased 12% compared with the first half of 2009, primarily reflecting significantly lower results in interest rate products and, to a lesser extent, commodities, compared with a strong first half of 2009. In addition, net revenues in credit products and currencies were lower compared with the same prior year period. These decreases were partially offset by significantly higher net revenues in mortgages. In the first half of 2009, mortgages included a loss of approximately $1.5 billion on commercial mortgage loans. Although activity levels in FICC were strong in the first quarter of 2010, the environment became challenging during the second quarter, as activity levels declined and corporate credit spreads widened.

Net revenues in Equities of $3.57 billion decreased 31% compared with the first half of 2009, reflecting significantly lower net revenues in derivatives and, to a lesser extent, shares and principal strategies. Commissions declined compared with the first half of 2009. Although global equity prices largely increased during the first quarter of 2010, the operating environment for Equities became challenging during the second quarter, as global equity prices decreased significantly, volatility levels increased sharply and activity levels declined.

Principal Investments recorded net revenues of $1.45 billion for the first half of 2010. These results included a gain of $683 million related to our investment in the ordinary shares of ICBC, primarily reflecting the expiration of transfer restrictions related to these shares, a net gain of $794 million from corporate principal investments and a net loss of $44 million from real estate principal investments. In the first half of 2009, results in Principal Investments included a gain of $797 million related to our investment in the ordinary shares of ICBC, and net losses of $1.14 billion from real estate principal investments and $278 million from corporate principal investments.

Operating expenses of $10.52 billion for the first half of 2010 decreased 6% compared with the first half of 2009, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation, as well as lower depreciation and amortization expenses, due to significantly higher real estate impairment charges in the first half of 2009 related to consolidated entities held for investment purposes. These decreases were partially offset by the impact of the U.K. bank payroll tax during the first half of 2010. Pre-tax earnings of $6.28 billion for the first half of 2010 decreased 7% compared with the first half of 2009.

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

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months		Six Months
	Ended June		Ended June
	2010	2009	2010	2009
Management and other fees	$957	$918	$1,883	$1,849
Incentive fees	19	4	39	22

Total Asset Management	976	922	1,922	1,871
Securities Services	397	615	792	1,118

Total net revenues	1,373	1,537	2,714	2,989
Operating expenses	1,064	1,250	2,144	2,455

Pre-tax earnings	$309	$287	$570	$534

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

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of
	June 30,		December 31,	November 30,
	2010	2009	2009	2008
Alternative investments (1)	$146	$142	$146	$146
Equity	125	121	146	112
Fixed income	326	272	315	248

Total non-money market assets	597	535	607	506
Money markets	205	284	264	273

Total assets under management	$802	$819	$871	$779

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$840	$771	$871	$798

Net inflows/(outflows)
Alternative investments	1	(2)	2	(4)
Equity	(9)	(1)	(11)	(2)
Fixed income	(2)	6	5	3

Total non-money market net inflows/(outflows)	(10)	3	(4)	(3)
Money markets	(14)	3	(59)	(2)

Total net inflows/(outflows)	(24)	6	(63)	(5)

Net market appreciation/(depreciation)	(14)	42	(6)	26

Balance, end of period	$802	$819	$802	$819

Three Months Ended June 2010 versus June 2009.  Net revenues in Asset Management and Securities Services of $1.37 billion for the second quarter of 2010 decreased 11% compared with the second quarter of 2009.

Net revenues in Asset Management of $976 million increased 6% compared with the second quarter of 2009, primarily due to the impact of changes in the composition of assets managed. During the second quarter of 2010, assets under management decreased $38 billion to $802 billion, due to $24 billion of net outflows, primarily reflecting outflows in money market and equity assets, and $14 billion of net market depreciation, primarily reflecting depreciation in equity assets.

Net revenues in Securities Services of $397 million decreased 35% compared with the second quarter of 2009. The decrease in net revenues primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of securities lending customer balances, partially offset by the impact of higher average customer balances.

Operating expenses of $1.06 billion for the second quarter of 2010 decreased 15% compared with the second quarter of 2009, due to decreased compensation and benefits expenses, primarily resulting from lower net revenues, partially offset by the impact of the U.K. bank payroll tax during the second quarter of 2010. Pre-tax earnings of $309 million for the second quarter of 2010 increased 8% compared with the second quarter of 2009.

Six Months Ended June 2010 versus June 2009.  Net revenues in Asset Management and Securities Services of $2.71 billion for the first half of 2010 decreased 9% compared with the first half of 2009.

Net revenues in Asset Management of $1.92 billion increased 3% compared with the first half of 2009, primarily due to the impact of changes in the composition of assets managed, as well as higher average assets under management. During the first half of 2010, assets under management decreased $69 billion, due to $63 billion of net outflows, primarily in money market assets, and $6 billion of net market depreciation.

Net revenues in Securities Services of $792 million decreased 29% compared with the first half of 2009. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of securities lending customer balances, partially offset by the impact of higher average customer balances.

Operating expenses of $2.14 billion for the first half of 2010 decreased 13% compared with the first half of 2009, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation, partially offset by the impact of the U.K. bank payroll tax during the first half of 2010. Pre-tax earnings of $570 million for the first half of 2010 increased 7% compared with the first half of 2009.

Geographic Data

See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted in the U.S. The Dodd-Frank Act requires changes in the regulation of financial institutions and will fundamentally change the system of oversight described under “Business-Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. While the legislation will affect many of our different businesses, we expect that there will be two principal areas of impact: limitations on proprietary trading and investment in hedge funds and private equity funds by banking entities, including bank holding companies; and increased regulation of and restrictions on OTC derivatives markets and transactions. In addition, the legislation will, among other things: create a new systemic risk oversight body and expand the authority of our existing regulators; change capital requirements; broaden the reporting and regulation of executive compensation; expand the standards for market participants in dealing with clients and customers; further restrict affiliate transactions within banking organizations; and increase fees assessed by banking regulators. The specific impact of the Dodd-Frank Act on our businesses, our clients and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments over the next several years.

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

When we transfer a security that has very little, if any, default risk under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security (such that we effectively no longer have a repurchase obligation) and we have relinquished control over the underlying security, we record such transactions as sales. We had no such transactions outstanding as of June 2010.

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

Equity Capital

The level and composition of our equity capital are determined by multiple factors including our consolidated regulatory capital requirements and an internal capital adequacy assessment process (ICAAP), and may also be influenced by rating agency guidelines, subsidiary capital requirements, the business environment, conditions in the financial markets and assessments of potential future losses due to adverse changes in our business and market environments. In addition, we maintain a Contingency Capital Plan (CCP) which provides a framework for analyzing and responding to an actual or perceived capital shortfall.

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

As of June 2010, our total shareholders’ equity was $73.82 billion (consisting of common shareholders’ equity of $66.86 billion and preferred stock of $6.96 billion). As of December 2009, our total shareholders’ equity was $70.71 billion (consisting of common shareholders’ equity of $63.76 billion and preferred stock of $6.96 billion). In addition to total shareholders’ equity, we consider our $5.00 billion of junior subordinated debt issued to trusts to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

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

Consolidated Capital Ratios

The following table sets forth information regarding our consolidated capital ratios as of June 2010 and December 2009 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on Basel I. These ratios are used by the Federal Reserve Board and other U.S. federal banking agencies in the supervisory review process, including the assessment of our capital adequacy.

	As of
	June	December
	2010	2009
	($ in millions)
Tier 1 Capital
Common shareholders’ equity	$66,862	$63,757
Preferred stock	6,957	6,957
Junior subordinated debt issued to trusts	5,000	5,000
Less: Goodwill	(3,548)	(3,543)
Less: Disallowable intangible assets	(2,346)	(1,377)
Less: Other deductions (1)	(4,441)	(6,152)

Tier 1 Capital	68,484	64,642
Tier 2 Capital
Qualifying subordinated debt (2)	13,680	14,004
Less: Other deductions (1)	(231)	(176)

Tier 2 Capital	$13,449	$13,828

Total Capital	$81,933	$78,470

Risk-Weighted Assets	$451,247	$431,890

Tier 1 Capital Ratio	15.2%	15.0%
Total Capital Ratio	18.2%	18.2%
Tier 1 Leverage Ratio	8.0%	7.6%

(1)	Principally includes equity investments in non-financial companies and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

(2)	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel I purposes.

RWAs under the Federal Reserve Board’s risk-based capital guidelines are calculated based on the amount of market risk and credit risk. RWAs for market risk are determined by reference to our VaR models, supplemented by other measures to capture risks not reflected in our VaR models. Credit risk for on-balance sheet assets is based on the balance sheet value. For off-balance sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional amount of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm, or other entity (or if collateral is held, depending on the nature of the collateral).

Our Tier 1 leverage ratio is defined as Tier 1 capital under Basel I divided by average adjusted total assets (which includes adjustments for disallowed goodwill and intangible assets, and the carrying value of equity investments in non-financial companies that are subject to deductions from Tier 1 capital).

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

The Dodd-Frank Act will subject us at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions specifically, and directs banking regulators to impose additional capital requirements. The Federal Reserve Board will be required to implement the new leverage and risk-based capital regulation by January 2012. As a consequence of these changes, Tier 1 Capital treatment for our junior subordinated debt issued to trusts and our cumulative preferred stock will be phased out over a three-year period beginning on January 1, 2013.

A number of other governmental entities and regulators, including the U.S. Treasury, the European Union, the Basel Committee on Banking Supervision and the FSA in the United Kingdom, have also proposed or announced changes which will result in increased capital requirements for financial institutions. As a consequence, minimum capital ratios required to be maintained under Federal Reserve Board regulations will be increased. It is also possible that changes in the prescribed calculation methodology could result in higher RWAs and lower capital ratios than those currently computed.

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

Contingency Capital Plan

Our CCP outlines the appropriate communication procedures to follow during a crisis period, including internal dissemination of information as well as ensuring timely communication with external stakeholders. It also provides a framework for analyzing and responding to a perceived or actual capital deficiency, including, but not limited to, identification of drivers of a capital deficiency, as well as mitigants and potential actions.

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

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of June 2010 and December 2009, Group Inc.’s equity investment in subsidiaries was $70.06 billion and $65.74 billion, respectively, compared with its total shareholders’ equity of $73.82 billion and $70.71 billion, respectively.

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

As of June 2010, under the Board’s existing share repurchase program, we can repurchase up to 47.7 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

See Notes 7 and 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios, capital ratios and book value per common share:

	As of
	June		December
	2010		2009
	($ in millions, except
	per share amounts)
Total assets	$883,188		$848,942
Adjusted assets (1)	551,117		546,151
Total shareholders’ equity	73,819		70,714
Tangible equity capital (2)	72,925		70,794
Leverage ratio (3)	12.0	x	12.0	x
Adjusted leverage ratio (4)	7.6	x	7.7	x
Debt to equity ratio (5)	2.4	x	2.6	x
Common shareholders’ equity	$66,862		$63,757
Tangible common shareholders’ equity (6)	60,968		58,837
Book value per common share (7)	123.73		117.48
Tangible book value per common share (6)(7)	112.82		108.42

	As of
	June		December
	2010		2009
	Basel I (8)
Tier 1 capital ratio	15.2%		15.0%
Total capital ratio	18.2%		18.2%
Tier 1 leverage ratio	8.0%		7.6%
Tier 1 common ratio (9)	12.5%		12.2%
Tangible common shareholders’ equity (6) to risk-weighted assets ratio	13.5%		13.6%

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses and federal funds sold, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets which are deducted when calculating tangible equity capital (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		June	December
		2010	2009
		(in millions)
Total assets		$883,188	$848,942
Deduct:	Securities borrowed	(190,079)	(189,939)
	Securities purchased under agreements to resell and federal funds sold	(169,280)	(144,279)
Add:	Trading liabilities, at fair value	147,170	129,019
	Less derivative liabilities	(57,574)	(56,009)

	Subtotal	89,596	73,010
Deduct:	Cash and securities segregated for regulatory and other purposes	(56,414)	(36,663)
	Goodwill and identifiable intangible assets	(5,894)	(4,920)

Adjusted assets		$551,117	$546,151

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		June	December
		2010	2009
		(in millions)
Total shareholders’ equity		$73,819	$70,714
Add:	Junior subordinated debt issued to trusts	5,000	5,000
Deduct:	Goodwill and identifiable intangible assets	(5,894)	(4,920)

Tangible equity capital		$72,925	$70,794

(3)	The leverage ratio equals total assets divided by total shareholders’ equity. This ratio is different from the Tier 1 leverage ratio included above, which is described in Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(4)	The adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including RSUs granted to employees with no future service requirements. We believe that tangible common shareholders’ equity and tangible book value per common share are meaningful because they are measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		June	December
		2010	2009
		(in millions)
Total shareholders’ equity		$73,819	$70,714
Deduct:	Preferred stock	(6,957)	(6,957)

Common shareholders’ equity		66,862	63,757
Deduct:	Goodwill and identifiable intangible assets	(5,894)	(4,920)

Tangible common shareholders’ equity		$60,968	$58,837

(7)	Book value and tangible book value per common share are based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 540.4 million and 542.7 million as of June 2010 and December 2009, respectively.

(8)	Calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies. RWAs were $451.25 billion and $431.89 billion as of June 2010 and December 2009, respectively, under Basel I. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital ratios.

(9)	The Tier 1 common ratio equals Tier 1 capital less preferred stock and junior subordinated debt issued to trusts, divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of Tier 1 capital to Tier 1 common capital:

		As of
		June	December
		2010	2009
		(in millions)
Tier 1 capital		$68,484	$64,642
Deduct:	Preferred stock	(6,957)	(6,957)
	Junior subordinated debt issued to trusts	(5,000)	(5,000)

Tier 1 common capital		$56,527	$52,685

Our Tier 1 capital ratio increased to 15.2% as of June 2010 from 15.0% as of December 2009. The growth in our Tier 1 capital during the six months ended June 2010 was partially offset by an increase in our RWAs, resulting in an increase to our Tier 1 capital ratio. Our Tier 1 leverage ratio increased to 8.0% as of June 2010 from 7.6% as of December 2009, as our Tier 1 capital increased and our average adjusted total assets decreased. Our adjusted leverage ratio decreased to 7.6x as of June 2010 from 7.7x as of December 2009 primarily because our tangible equity capital grew at a higher rate than our adjusted assets. Although total assets increased by 4.0% during the period, this growth was principally comprised of increases in low-risk assets (primarily securities purchased under agreements to resell and cash and securities segregated for regulatory and other purposes), which do not impact our adjusted assets.

Contractual Obligations

Goldman Sachs has contractual obligations to make future payments related to our unsecured long-term borrowings, secured long-term financings, time deposits, long-term noncancelable lease agreements and purchase obligations and has commitments under a variety of commercial arrangements.

The following table sets forth our contractual obligations by maturity date as of June 2010:

Contractual Obligations
(in millions)

	Remainder	2011-	2013-	2015-
	of 2010	2012	2014	Thereafter	Total
Unsecured long-term borrowings (1)(2)(3)	$—	$37,261	$39,296	$102,025	$178,582
Secured long-term financings (1)(2)(4)	—	6,425	3,321	2,656	12,402
Time deposits (5)	—	1,992	2,470	2,253	6,715
Contractual interest payments (6)	3,392	12,686	9,704	29,710	55,492
Insurance liabilities (7)	350	1,268	1,090	8,415	11,123
Minimum rental payments	248	851	521	1,673	3,293
Purchase obligations	155	60	41	31	287

(1)	Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 3 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our secured financings.

(2)	Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates. Obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Amount includes an increase of $11.53 billion to the carrying amount of certain of the firm’s unsecured long-term borrowings related to fair value hedges. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $936 million.

(4)	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales, debt raised through our William Street credit extension program and certain other nonrecourse financings, exceeded the related fair value by $725 million.

(5)	Excludes $3.20 billion of time deposits maturing within one year of our financial statement date.

(6)	Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of June 2010. Includes stated coupons, if any, on structured notes.

(7)	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

As of June 2010, our unsecured long-term borrowings were $178.58 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of June 2010, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.29 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and six months ended June 2010, total occupancy expenses for space held in excess of our current requirements were $33 million and $53 million, respectively, which includes costs related to the transition to our new headquarters in New York City. We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Average for the
	Three Months		Six Months
	Ended June		Ended June
Risk Categories	2010	2009	2010	2009
Interest rates	$87	$205	$98	$211
Equity prices	61	60	74	49
Currency rates	36	39	36	38
Commodity prices	32	40	40	40
Diversification effect (2)	(80)	(99)	(100)	(95)

Total	$136	$245	$148	$243

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR decreased to $136 million for the second quarter of 2010 from $245 million for the second quarter of 2009, principally due to a decrease in the interest rates category, partially offset by a decrease in the diversification benefit across risk categories. The decrease in interest rates was primarily due to reduced exposures and lower levels of volatility.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $1 million gain as of June 2010. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was an $8 million gain (including hedges) as of June 2010.

Daily VaR (1)
(in millions)

	As of		Three Months Ended
	June	March	June 2010
Risk Categories	2010	2010	High	Low
Interest rates	$96	$90	$96	$76
Equity prices	50	93	108	39
Currency rates	30	57	56	22
Commodity prices	29	35	42	23
Diversification effect (2)	(67)	(111)

Total	$138	$164	$174	$109

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR decreased to $138 million as of June 2010 from $164 million as of March 2010, primarily due to a decrease in the equity prices and currency rates categories, partially offset by a decrease in the diversification benefit across risk categories. The decreases in equity prices and currency rates were primarily due to lower levels of exposures, partially offset by higher levels of volatility.

The following chart presents our daily VaR during the last four quarters:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended June 2010:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day exceeded our 95% one-day VaR on two occasions during the second quarter of 2010.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

Asset Categories	10% Sensitivity Measure	10% Sensitivity
		Amount as of
		June 2010	March 2010
		(in millions)

FICC and Equities (1)
Equity (2)	Underlying asset value	$543	$548
Debt (3)	Underlying asset value	368	375

Principal Investments (4)
ICBC	ICBC ordinary share price	359	277
Other Equity (5)	Underlying asset value	1,006	954
Debt (6)	Underlying asset value	928	972
Real Estate (7)	Underlying asset value	684	675

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to private and restricted public equity securities held within the FICC and Equities components of our Trading and Principal Investments segment.

(3)	Primarily relates to acquired portfolios of distressed loans (primarily backed by commercial and residential real estate collateral), loans backed by commercial real estate, and corporate debt held within the FICC component of our Trading and Principal Investments segment.

(4)	Represents investments included within the Principal Investments component of our Trading and Principal Investments segment.

(5)	Primarily relates to interests in our merchant banking funds that invest in corporate equities.

(6)	Primarily relates to interests in our merchant banking funds that invest in corporate mezzanine debt instruments.

(7)	Primarily relates to interests in our merchant banking funds that invest in real estate. The assets in which these funds invest are typically leveraged. This sensitivity measure is based on our percentage ownership of the underlying asset values in the funds.

During the second quarter of 2010, the increase in the 10% sensitivity measure for our investment in the ordinary shares of ICBC in the Principal Investments component of our Trading and Principal Investments segment primarily reflected the expiration of transfer restrictions related to these shares. The increase in our 10% sensitivity measure for other equity positions in our Principal Investments component was primarily due to new investment activity.

In addition to the positions included in VaR and the other risk measures described above, as of June 2010, we held approximately $10.58 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $4.65 billion of money market instruments, $1.23 billion of government and U.S. federal agency obligations, $2.83 billion of corporate debt securities and other debt obligations, and $1.31 billion of mortgage and other asset-backed loans and securities. As of December 2009, we held approximately $10.70 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $5.12 billion of money market instruments, $1.25 billion of government and U.S. federal agency obligations, $2.78 billion of corporate debt securities and other debt obligations, and $1.31 billion of mortgage and other asset-backed loans and securities. In addition, as of June 2010 and December 2009, we held commitments and loans under the William Street credit extension program. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our William Street credit extension program.

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

As of June 2010 and December 2009, we held $95.89 billion (11% of total assets) and $83.83 billion (10% of total assets), respectively, of U.S. government and federal agency obligations included in “Trading assets, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition. We held $40.59 billion (5% of total assets) and $38.61 billion (5% of total assets) of other sovereign obligations as of June 2010 and December 2009, respectively, principally consisting of securities issued by the governments of the United Kingdom, Japan and Germany as of June 2010, and the United Kingdom and Japan as of December 2009. In addition, as of June 2010 and December 2009, $122.43 billion and $87.63 billion of our securities purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition), respectively, were collateralized by U.S. government and federal agency obligations. Our securities purchased under agreements to resell and securities borrowed collateralized by other sovereign obligations were $75.89 billion and $77.99 billion as of June 2010 and December 2009, respectively, principally consisting of securities issued by the governments of Germany, Japan, France and the United Kingdom as of June 2010, and Germany, the United Kingdom and Japan as of December 2009. As of June 2010 and December 2009, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets.

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

The fair value of our derivative contracts is reflected net of cash posted or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in our condensed consolidated statements of financial condition when we believe a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product type and by tenor:

OTC Derivatives
(in millions)

Assets	As of June 2010
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$10,294	$37,372	$29,982	$46,341	$123,989
Credit	3,373	19,569	9,704	6,272	38,918
Currencies	13,073	10,549	5,035	7,512	36,169
Commodities	5,055	5,745	418	38	11,256
Equities	4,012	8,732	5,471	2,399	20,614
Netting across product types (1)	(3,155)	(5,755)	(4,461)	(2,213)	(15,584)

Subtotal	$32,652 (4)	$76,212	$46,149	$60,349	$215,362

Cross maturity netting (2)					(28,315)
Cash collateral netting (3)					(113,764)

Total					$73,283

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$6,714	$13,850	$15,210	$18,337	$54,111
Credit	968	6,123	2,493	2,076	11,660
Currencies	11,608	7,417	3,508	3,615	26,148
Commodities	4,147	6,613	893	1,047	12,700
Equities	4,115	3,738	3,557	641	12,051
Netting across product types (1)	(3,155)	(5,755)	(4,461)	(2,213)	(15,584)

Subtotal	$24,397 (4)	$31,986	$21,200	$23,503	$101,086

Cross maturity netting (2)					(28,315)
Cash collateral netting (3)					(17,650)

Total					$55,121

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category, pursuant to enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category, where appropriate.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $23.66 billion and $18.73 billion, respectively.

OTC Derivatives
(in millions)

Assets	As of December 2009
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$14,266	$37,146	$25,608	$37,721	$114,741
Credit	5,743	20,465	11,497	6,281	43,986
Currencies	9,870	12,789	6,408	6,955	36,022
Commodities	6,201	7,546	521	41	14,309
Equities	6,742	8,818	4,920	2,350	22,830
Netting across product types (1)	(3,480)	(6,256)	(3,047)	(1,399)	(14,182)

Subtotal	$39,342 (4)	$80,508	$45,907	$51,949	$217,706

Cross maturity netting (2)					(24,681)
Cash collateral netting (3)					(124,603)

Total					$68,422

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$7,042	$12,831	$11,421	$12,518	$43,812
Credit	2,487	7,168	2,356	2,116	14,127
Currencies	12,202	4,003	2,789	2,132	21,126
Commodities	6,922	7,161	1,157	846	16,086
Equities	4,213	3,746	3,371	586	11,916
Netting across product types (1)	(3,480)	(6,256)	(3,047)	(1,399)	(14,182)

Subtotal	$29,386 (4)	$28,653	$18,047	$16,799	$92,885

Cross maturity netting (2)					(24,681)
Cash collateral netting (3)					(14,743)

Total					$53,461

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category, pursuant to enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category, where appropriate.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $21.60 billion and $18.08 billion, respectively.

The following tables set forth the distribution, by credit rating, of our exposure with respect to OTC derivatives by tenor, both before and after consideration of the effect of collateral and netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

OTC Derivative Credit Exposure
(in millions)

	As of June 2010
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$1,090	$971	$976	$2,145	$5,182	$(991)	$4,191	$3,546
AA/Aa2	5,439	11,505	9,229	12,228	38,401	(24,920)	13,481	9,521
A/A2	16,766	39,551	28,036	28,333	112,686	(83,255)	29,431	18,814
BBB/Baa2	5,300	17,418	5,451	15,333	43,502	(27,904)	15,598	7,641
BB/Ba2 or lower	3,142	5,671	2,208	2,114	13,135	(4,940)	8,195	5,312
Unrated	915	1,096	249	196	2,456	(69)	2,387	1,753

Total	$32,652 (1)	$76,212	$46,149	$60,349	$215,362	$(142,079)	$73,283	$46,587

	As of December 2009
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$2,020	$3,157	$3,507	$2,567	$11,251	$(5,603)	$5,648	$5,109
AA/Aa2	5,285	10,745	7,090	8,954	32,074	(19,653)	12,421	8,735
A/A2	22,707	47,891	30,267	31,203	132,068	(107,942)	24,126	20,111
BBB/Baa2	4,402	8,300	3,024	7,830	23,556	(11,064)	12,492	6,202
BB/Ba2 or lower	4,444	9,438	1,735	1,354	16,971	(4,914)	12,057	7,381
Unrated	484	977	284	41	1,786	(108)	1,678	1,161

Total	$39,342 (1)	$80,508	$45,907	$51,949	$217,706	$(149,284)	$68,422	$48,699

(1)	Includes fair values of OTC derivative assets, maturing within six months, of $23.66 billion and $21.60 billion as of June 2010 and December 2009, respectively.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements, and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category, where appropriate.

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

We manage liquidity risk according to the following framework:

•	Excess Liquidity. We maintain substantial excess liquidity to meet a broad range of potential cash outflows and collateral needs in a stressed environment, including financing obligations. The amount of our excess liquidity is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs.

•	Asset-Liability Management. Our funding strategy includes an assessment of the overall characteristics of our assets with respect to their anticipated holding periods and potential illiquidity in a stressed environment. In addition, we manage the maturities and diversity of our secured and unsecured funding liabilities across markets, products and counterparties, and we seek to maintain liabilities of appropriate term relative to our asset base.

•	Contingency Funding Plan (CFP). We maintain a CFP to help identify, measure, monitor and mitigate liquidity and funding risk. The CFP considers various risk factors that could occur during a crisis and provides a framework for analyzing and responding to a liquidity crisis.

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

Excess Liquidity

Our most important liquidity policy is to pre-fund what we estimate will be our potential cash needs during a liquidity crisis and hold such excess liquidity in the form of unencumbered, highly liquid securities that may be pledged or sold to provide same-day liquidity. This “Global Core Excess” is intended to allow us to meet immediate obligations without needing to sell other assets or depend on additional funding from credit-sensitive markets. We believe that this pool of excess liquidity provides us with a resilient source of funds and gives us significant flexibility in managing through a difficult funding environment. Our Global Core Excess reflects the following principles:

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

The size of our Global Core Excess is based on an internal liquidity model together with a qualitative assessment of the condition of the financial markets and of Goldman Sachs. Our liquidity model, through which we analyze the consolidated firm as well as our major broker-dealer and bank depository institution subsidiaries, identifies and estimates potential contractual and contingent cash and collateral outflows over a short-term horizon in a liquidity crisis, including, but not limited to:

•	upcoming maturities of unsecured long-term debt, promissory notes, commercial paper, term deposits and other unsecured funding products;

•	potential buybacks of a portion of our outstanding unsecured funding;

•	potential withdrawals of client deposits in our banking entities;

•	adverse changes in the terms of, or the inability to refinance, secured funding trades with upcoming maturities, reflecting, among other factors, the quality of the underlying collateral and counterparty concentration;

•	outflows of cash or collateral associated with the impact of market moves on our OTC derivatives, listed derivatives and securities and loans pledged as collateral for financing transactions;

•	other outflows of cash or collateral related to derivatives, including the impact of trade terminations, collateral substitutions, collateral disputes, collateral calls or termination payments (in the event of a two-notch downgrade in our credit ratings), collateral that has not been called by counterparties but is available to them, or additional margin that could be requested by exchanges or clearing houses in a stressed environment;

•	potential liquidity outflows associated with our prime brokerage business, including those related to customer credit balances;

•	draws on our unfunded commitments not supported by William Street Funding Corporation (1), with draw assumptions varying in magnitude reflecting, among other things, the type of commitment and counterparty; and

•	other upcoming cash outflows, such as tax and other large payments.

The following table sets forth the average loan value of the securities (the estimated amount of cash that would be advanced by counterparties against these securities), as well as certain overnight cash deposits that are included in our Global Core Excess:

	Three Months	Year Ended
	Ended June	December
	2010	2009
	(in millions)
U.S. dollar-denominated	$123,147	$120,970
Non-U.S. dollar-denominated	39,374	45,404

Total Global Core Excess	$162,521	$166,374

As of June 2010 and December 2009, the loan value of the securities and certain overnight cash deposits included in our Global Core Excess totaled $168.10 billion and $168.99 billion, respectively.

The U.S. dollar-denominated excess is comprised of only unencumbered U.S. government securities, U.S. agency securities and highly liquid U.S. agency mortgage-backed securities, all of which are eligible as collateral in Federal Reserve open market operations, as well as certain overnight cash deposits. Our non-U.S. dollar-denominated excess is comprised of only unencumbered

(1) The Global Core Excess excludes liquid assets of $4.08 billion held separately by William Street Funding Corporation. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the William Street credit extension program.

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

The following table sets forth the average loan value of our Global Core Excess by asset class:

	Three Months	Year Ended
	Ended June	December
	2010	2009
	(in millions)
Overnight cash deposits	$20,728	$21,341
Federal funds sold	193	374
U.S. government obligations	101,498	85,702
U.S. agency obligations and highly liquid U.S. agency mortgage-backed obligations	1,757	15,108
French, German, United Kingdom and Japanese government obligations	38,345	43,849

Total	$162,521	$166,374

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

The Global Core Excess is held at Group Inc. and our major broker-dealer and bank subsidiaries, as set forth in the table below:

	Average for the
	Three Months	Year Ended
	Ended June	December
	2010	2009
	(in millions)
Group Inc.	$54,547	$54,660
Major broker-dealer subsidiaries	65,425	70,526
Bank subsidiaries	42,549	41,188

Total	$162,521	$166,374

In addition to our Global Core Excess, we have a significant amount of other unencumbered securities as a result of our business activities. These assets include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.

In reporting our Global Core Excess and other unencumbered assets, we use loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess, cash deposits not included in the Global Core Excess and our other unencumbered assets averaged $206.37 billion and $210.48 billion for the three months ended June 2010 and year ended December 2009, respectively.

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

Secured Funding.  We fund a substantial portion of our inventory on a secured basis, which we believe provides us with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit quality due to the underlying collateral. However, we recognize that the terms or availability of secured funding, particularly overnight funding, can deteriorate rapidly in a difficult environment. To help mitigate this risk, we generally do not rely on overnight secured funding, unless collateralized with highly liquid securities such as securities eligible for inclusion in our Global Core Excess. Substantially all of our other secured funding is executed for tenors of one month or greater. Additionally, we monitor counterparty concentration and hold a portion of our Global Core Excess for refinancing risk associated with all secured funding transactions. We seek longer terms for secured funding collateralized by lower-quality assets, as we believe these funding transactions may pose greater refinancing risk. The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our Global Core Excess, exceeded 100 days as of June 2010.

Unsecured Short-Term Borrowings.  Our liquidity also depends on the stability of our unsecured short-term financing base. Accordingly, we prefer issuing promissory notes, in which we do not make a market, over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of June 2010, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $39.12 billion. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

Unsecured Long-Term Borrowings.  We issue unsecured long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the second quarter of 2016 as of June 2010:

Unsecured Long-Term Borrowings Maturity Profile
($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of June 2010 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into short-term floating rate obligations in order to minimize our exposure to interest rates.

Deposits.  As of June 2010, our bank depository institution subsidiaries had $37.02 billion in customer deposits, including $9.92 billion of certificates of deposit and other time deposits with a weighted average maturity of three years, and $27.10 billion of other deposits, substantially all of which were from cash sweep programs. GS Bank USA has access to funding through the Federal Reserve Bank discount window. While we do not rely on funding through the Federal Reserve Bank discount window in our liquidity modeling and stress testing, we maintain policies and procedures necessary to access this funding.

Temporary Liquidity Guarantee Program (TLGP).  As of June 2010, we had outstanding $20.57 billion of senior unsecured debt (comprised of $3.73 billion of short-term and $16.84 billion of long-term) guaranteed by the FDIC under the TLGP, all of which will mature on or prior to June 15, 2012. We have not issued long-term debt under the TLGP since March 2009 and the program has expired for new issuances.

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

	As of
	June	December
	2010	2009
	(in millions)
Mortgage and other asset-backed loans and securities	$13,336	$14,277
Bank loans and bridge loans (1)	17,776	19,345
Emerging market debt securities	3,065	2,957
High-yield and other debt obligations	12,074	12,028
Private equity investments and real estate fund investments (2)	13,086	14,633
Emerging market equity securities	3,589	5,193
ICBC ordinary shares (3)	9,683	8,111
SMFG convertible preferred stock (4)	—	933
Other restricted public equity securities	92	203
Other investments in funds (5)	2,991	2,911

(1)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(2)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $911 million and $919 million as of June 2010 and December 2009, respectively, for which Goldman Sachs does not bear economic exposure. Excludes $1.11 billion as of June 2010, related to VIEs consolidated upon adoption of ASU No. 2009-17, for which Goldman Sachs does not bear economic exposure.

(3)	Includes interests of $6.10 billion and $5.13 billion as of June 2010 and December 2009, respectively, held by investment funds managed by Goldman Sachs.

(4)	During the first quarter of 2010, we converted our remaining SMFG preferred stock investment into common stock and delivered the common stock to close out our remaining hedge position.

(5)	Includes interests in other investment funds that we manage.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of June 2010, Group Inc. had $25.87 billion of such equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $22.84 billion invested in GSI, a regulated U.K. broker-dealer; $2.70 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $3.87 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $23.29 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $79.82 billion of unsubordinated loans and $14.45 billion of collateral provided to these entities as of June 2010, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Credit Ratings

The following table sets forth our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) and outlook as of June 2010:

	Short-Term	Long-Term	Subordinated	Trust	Preferred	Rating
	Debt	Debt	Debt	Preferred (1)	Stock (2)	Outlook
DBRS, Inc.	R-1 (middle)	A (high)	A	A	BBB	Stable (5)
Fitch, Inc. (3)	F1+	A+	A	A-	A-	Negative (6)
Moody’s Investors Service (4)	P-1	A1	A2	A3	Baa2	Negative (7)
Standard & Poor’s Ratings Services	A-1	A	A-	BBB	BBB	Negative (7)
Rating and Investment Information, Inc.	a-1+	AA-	A+	Not Applicable	Not Applicable	Negative (8)

(1)	Trust preferred securities issued by Goldman Sachs Capital I.

(2)	Includes Group Inc.’s non-cumulative preferred stock and the Normal Automatic Preferred Enhanced Capital Securities (APEX) issued by Goldman Sachs Capital II and Goldman Sachs Capital III.

(3)	GS Bank USA has been assigned a rating of AA- for long-term bank deposits, F1+ for short-term bank deposits and A+ for long-term issuer.

(4)	GS Bank USA has been assigned a rating of Aa3 for long-term bank deposits, P-1 for short-term bank deposits and Aa3 for long-term issuer.

(5)	Applies to long-term and short-term ratings.

(6)	Applies to long-term issuer default ratings.

(7)	Applies to long-term ratings.

(8)	Applies to issuer rating.

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

We believe our credit ratings are primarily based on the credit rating agencies’ assessment of our liquidity, market, credit and operational risk management practices, the level and variability of our earnings, our capital base, our franchise, reputation and management, our corporate governance and the external operating environment, including the assumed level of government support. Recently, certain rating agencies have indicated that the Dodd-Frank Act could result in the rating agencies reducing their assumed level of government support and therefore result in ratings downgrades for certain large financial institutions. However, many uncertainties remain around interpretation and implementation of the Dodd-Frank Act, and any actions to be taken by the rating agencies have not been announced.

In evaluating our liquidity requirements, we consider and reserve in our Global Core Excess, additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. Based on our credit ratings as of June 2010, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.33 billion and $2.68 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in our long-term credit ratings.

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

Six Months Ended June 2010.  Our cash and cash equivalents decreased by $5.69 billion to $32.60 billion at the end of the second quarter of 2010. We generated net cash of $2.45 billion in our operating activities. We used net cash in investing and financing activities of $8.14 billion, primarily due to net repayments in unsecured long-term borrowings, a decrease in bank deposits and repurchases of common stock.

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

Balance Sheet

As of June 2010, total assets on our condensed consolidated statement of financial condition were $883.19 billion, an increase of $34.25 billion from December 2009. This increase is primarily attributable to (i) an increase in securities purchased under agreements to resell and federal funds sold of $25.00 billion, primarily due to client-driven activity in our matched book business, (ii) an increase in cash and securities segregated for regulatory and other purposes of $19.75 billion, primarily due to an increase in reserve balances held by broker-dealer subsidiaries related to client-driven activity and (iii) a decrease in trading assets, at fair value of $7.53 billion, primarily due to decreases in equities and convertible debentures, partially offset by increases in U.S. government and federal agency obligations and derivative contracts.

As of June 2010, total liabilities on our condensed consolidated statement of financial condition were $809.37 billion, an increase of $31.14 billion from December 2009. This increase is primarily attributable to (i) an increase in securities sold under agreements to repurchase of $21.55 billion, primarily due to an increase in secured funding of our trading assets, as well as an increase in our matched book business related to an increase in client-driven activity, (ii) an increase in trading liabilities, at fair value of $18.15 billion, primarily due to increases in equities and convertible debentures, and non-U.S. government obligations and (iii) a decrease in unsecured long-term borrowings of $6.50 billion, primarily due to foreign currency remeasurement.

As of June 2010 and December 2009, our securities sold under agreements to repurchase, accounted for as collateralized financings, were $149.91 billion and $128.36 billion, respectively, which were 3% higher and 2% lower than the daily average amount of repurchase agreements over the respective quarters. The level of our repurchase agreements fluctuates between and within periods, primarily driven by our franchise activity of providing clients with access to highly liquid collateral, such as U.S. government, federal agency and investment-grade sovereign obligations, through collateralized financing activities. As of June 2010, the 3% increase in our repurchase agreements relative to the daily average during the quarter was due to an increase in our matched book business related to client-driven activity at the end of the quarter.

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

The following supplements and amends our discussion set forth under Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Research Independence Matters.  In the lawsuit alleging that Group Inc. and GS&Co. violated the federal securities laws in connection with the firm’s research activities, the parties entered into a definitive settlement agreement on July 12, 2010 pursuant to which the settlement will be funded by the firm’s insurers. In the class action relating to research coverage of RSL Communications, Inc., on June 29, 2010, the parties agreed to a settlement in principle. Both settlements are subject to court approval.

The purported shareholder derivative action alleging that Group Inc.’s directors breached their fiduciary duties in connection with the firm’s research as well as the firm’s IPO allocations practices was voluntarily dismissed on March 3, 2010.

Montana Power Litigation.  Final judgment was entered approving the settlement of the putative class action on August 4, 2010.

Refco Securities Litigation.  By an order dated July 30, 2010, the federal district court preliminarily approved the settlement and set a final hearing for October 27, 2010.

Compensation-Related Matters.  In the action relating to Group Inc.’s 2008 proxy statement, defendants moved to dismiss plaintiff’s further amended complaint on May 14, 2010.

Mortgage-Related Matters.  On July 14, 2010, GS&Co. entered into a consent agreement with the SEC, settling all claims made against GS&Co. in the action brought by the SEC on April 16, 2010 (the “SEC Action”) against GS&Co. and one of its employees in connection with a collateralized debt offering made in early 2007 (ABACUS 2007-AC1). Pursuant to the agreement, GS&Co. consented, without admitting or denying the allegations in the SEC Action, to the imposition of a judgment: (i) ordering GS&Co. to disgorge $15 million; (ii) ordering GS&Co. to pay a civil penalty in the amount of $535 million; (iii) enjoining GS&Co. from violating Section 17(a) of the Securities Act of 1933; and (iv) ordering GS&Co. to implement certain remedial measures focused on offerings of mortgage-related securities. On July 20, 2010, the U.S. District Court for the Southern District of New York approved the settlement. As part of the settlement, GS&Co. acknowledged “that the marketing materials for the ABACUS 2007-AC1 transaction contained incomplete information. In particular, it was a mistake for the Goldman marketing materials to state that the reference portfolio was ‘selected by’ ACA Management LLC without disclosing the role of Paulson & Co. Inc. in the portfolio selection process and that Paulson’s economic interests were adverse to CDO investors. Goldman regrets that the marketing materials did not contain that disclosure.” Investigations of GS&Co. by FINRA and of GSI by the U.K. Financial Services Authority (FSA) concerning the ABACUS 2007-AC1 transaction and related matters (including the timing of notice to FINRA and the FSA relating to the SEC investigation) continue.

In the purported class action relating to various mortgage pass-through and asset-backed certificates issued by various securitization trusts in 2007, defendants served their motion to dismiss plaintiffs’ further amended complaint on June 22, 2010. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate action asserting substantively similar allegations relating to one offering pursuant to the 2007 Registration Statement.

In the public nuisance lawsuit brought by the City of Cleveland, the appellate court affirmed the complaint’s dismissal by a decision dated July 27, 2010.

On June 9, 2010, an Australian-based hedge fund Basis Yield Alpha Fund (Masters), filed an action in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc., GSI, and GS JBWere asserting federal securities law and common law claims arising from two swap transactions executed with GSI. The complaint seeks $56 million in actual damages plus punitive damages and other relief. Defendants moved to dismiss on August 2, 2010 pursuant to an order dated July 9, 2010 directing phased briefing of potential grounds for dismissal.

Private Equity-Sponsored Acquisitions Litigation.  On April 26, 2010, plaintiffs moved for leave to proceed with a second phase of discovery encompassing additional transactions.

IndyMac Pass-Through Certificates Litigation.  By a decision dated June 21, 2010, the district court formally dismissed all claims relating to offerings in which no named plaintiff purchased certificates (including all offerings underwritten by GS&Co.), and both granted and denied defendants’ motions to dismiss in various other respects. On May 17, 2010, four additional investors filed a motion seeking to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). On July 6, 2010, another additional investor filed a motion to intervene in order to assert claims based on additional offerings (none of which were underwritten by GS&Co.).

IT Overtime Class Action.  On May 27, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by several contingent technology workers who were employees of third-party vendors. The plaintiffs are seeking overtime pay for alleged hours worked in excess of 40 per work week. The complaint alleges that the plaintiffs were de facto employees of GS&Co. and that GS&Co. is responsible for the overtime pay under federal and state overtime laws. The complaint seeks class action status and unspecified damages.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended June 30, 2010.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
Month #1 (April 1, 2010 to April 30, 2010)	—	—	—	47,657,156
Month #2 (May 1, 2010 to May 31, 2010)	680	$140.30	680	47,656,476
Month #3 (June 1, 2010 to June 30, 2010)	—	—	—	47,656,476

Total	680		680

(1)	On March 21, 2000, we announced that our Board had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our Board adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We seek to use our share repurchase program to substantially offset increases in share count over time resulting from employee share-based compensation and to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our issuance of shares resulting from employee share-based compensation as well as our current and projected capital position (i.e., comparisons of our desired level of capital to our actual level of capital), but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. Any repurchase of our common stock requires approval by the Federal Reserve Board. The total remaining authorization under the repurchase program was 47,656,476 shares as of July 23, 2010; the repurchase program has no set expiration or termination date.

Item 6:	Exhibits

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of The Goldman Sachs Group, Inc., amended as of May 7, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed May 11, 2010).

3.2	Amended and Restated By-Laws of The Goldman Sachs Group, Inc., amended as of May 7, 2010 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed May 11, 2010).

10.1	Form of Deed of Gift.

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.*

32.1	Section 1350 Certifications.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2010 and June 26, 2009, (ii) the Condensed Consolidated Statements of Financial Condition as of June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2010 and year ended December 31, 2009, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 26, 2009, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and June 26, 2009, and (vi) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: August 6, 2010