Form 10-Q
period 2010-09-30
GOLDMAN SACHS GROUP INC
filed 2010-11-09
CIK 886982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 29, 2010, there were 511,243,352 shares of the registrant’s common stock outstanding.

THE GOLDMAN SACHS GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements (Unaudited)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions, except per share amounts)

Revenues
Investment banking	$1,119	$899	$3,220	$3,162
Trading and principal investments	5,605	8,801	20,092	23,829
Asset management and securities services	1,051	982	3,042	2,928

Total non-interest revenues	7,775	10,682	26,354	29,919

Interest income	2,937	3,000	9,240	10,832
Interest expense	1,809	1,310	5,075	5,193

Net interest income	1,128	1,690	4,165	5,639

Net revenues, including net interest income	8,903	12,372	30,519	35,558

Operating expenses
Compensation and benefits	3,828	5,351	13,123	16,712

U.K. bank payroll tax	—	—	600	—

Brokerage, clearing, exchange and distribution fees	519	580	1,703	1,690
Market development	129	84	355	234
Communications and technology	192	194	554	540
Depreciation and amortization	355	367	1,164	1,342
Occupancy	297	230	827	713
Professional fees	256	183	665	463
Other expenses	516	589	2,110	1,412

Total non-compensation expenses	2,264	2,227	7,378	6,394

Total operating expenses	6,092	7,578	21,101	23,106

Pre-tax earnings	2,811	4,794	9,418	12,452
Provision for taxes	913	1,606	3,451	4,015

Net earnings	1,898	3,188	5,967	8,437
Preferred stock dividends	161	160	481	1,032

Net earnings applicable to common shareholders	$1,737	$3,028	$5,486	$7,405

Earnings per common share
Basic	$3.19	$5.74	$10.06	$14.60
Diluted	2.98	5.25	9.39	13.74

Dividends declared per common share	$0.35	$0.35	$1.05	$0.70

Average common shares outstanding
Basic	541.2	525.9	542.3	505.8
Diluted	582.7	576.9	584.4	539.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	As of
	September	December
	2010	2009
	(in millions, except share
	and per share amounts)

Assets
Cash and cash equivalents	$36,129	$38,291
Cash and securities segregated for regulatory and other purposes (includes $36,449 and $18,853 at fair value as of September 2010 and December 2009, respectively)	52,192	36,663
Collateralized agreements:
Securities purchased under agreements to resell and federal funds sold (includes $178,109 and $144,279 at fair value as of September 2010 and December 2009, respectively)	178,109	144,279
Securities borrowed (includes $59,881 and $66,329 at fair value as of September 2010 and December 2009, respectively)	184,068	189,939
Receivables from brokers, dealers and clearing organizations	15,924	12,597
Receivables from customers and counterparties (includes $2,072 and $1,925 at fair value as of September 2010 and December 2009, respectively)	61,391	55,303
Trading assets, at fair value (includes $42,336 and $31,485 pledged as collateral as of September 2010 and December 2009, respectively)	351,795	342,402
Other assets	29,071	29,468

Total assets	$908,679	$848,942

Liabilities and shareholders’ equity
Deposits (includes $2,091 and $1,947 at fair value as of September 2010 and December 2009, respectively)	$38,444	$39,418
Collateralized financings:
Securities sold under agreements to repurchase, at fair value	150,429	128,360
Securities loaned (includes $1,127 and $6,194 at fair value as of September 2010 and December 2009, respectively)	12,041	15,207
Other secured financings (includes $16,449 and $15,228 at fair value as of September 2010 and December 2009, respectively)	26,593	24,134
Payables to brokers, dealers and clearing organizations	3,459	5,242
Payables to customers and counterparties	186,393	180,392
Trading liabilities, at fair value	155,217	129,019
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings (includes $22,881 and $18,403 at fair value as of September 2010 and December 2009, respectively)	43,949	37,516
Unsecured long-term borrowings (includes $18,260 and $21,392 at fair value as of September 2010 and December 2009, respectively)	185,120	185,085
Other liabilities and accrued expenses (includes $3,100 and $2,054 at fair value as of September 2010 and December 2009, respectively)	31,377	33,855

Total liabilities	833,022	778,228

Commitments, contingencies and guarantees

Shareholders’ equity
Preferred stock, par value $0.01 per share; aggregate liquidation preference of $8,100 as of both September 2010 and December 2009	6,957	6,957
Common stock, par value $0.01 per share; 4,000,000,000 shares authorized, 768,251,778 and 753,412,247 shares issued as of September 2010 and December 2009, respectively, and 511,518,083 and 515,113,890 shares outstanding as of September 2010 and December 2009, respectively	8	8
Restricted stock units and employee stock options	7,257	6,245
Nonvoting common stock, par value $0.01 per share; 200,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	41,785	39,770
Retained earnings	55,136	50,252
Accumulated other comprehensive loss	(284)	(362)
Stock held in treasury, at cost, par value $0.01 per share; 256,733,697 and 238,298,357 shares as of September 2010 and December 2009, respectively	(35,202)	(32,156)

Total shareholders’ equity	75,657	70,714

Total liabilities and shareholders’ equity	$908,679	$848,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Nine Months
	Ended	Year Ended
	September 2010	December 2009
	(in millions)

Preferred stock
Balance, beginning of year	$6,957	$16,483
Accretion	—	48
Repurchased	—	(9,574)

Balance, end of period	6,957	6,957
Common stock
Balance, beginning of year	8	7
Issued	—	1

Balance, end of period	8	8
Restricted stock units and employee stock options
Balance, beginning of year	6,245	9,463
Issuance and amortization of restricted stock units and employee stock options	3,611	2,064
Delivery of common stock underlying restricted stock units	(2,501)	(5,206)
Forfeiture of restricted stock units and employee stock options	(93)	(73)
Exercise of employee stock options	(5)	(3)

Balance, end of period	7,257	6,245
Additional paid-in capital
Balance, beginning of year	39,770	31,070
Issuance of common stock	—	5,750
Repurchase of common stock warrants	—	(1,100)
Delivery of common stock underlying restricted stock units and proceeds from the exercise of employee stock options	2,822	5,708
Cancellation of restricted stock units in satisfaction of withholding tax requirements	(963)	(863)
Excess net tax benefit/(provision) related to share-based compensation	157	(793)
Cash settlement of share-based compensation	(1)	(2)

Balance, end of period	41,785	39,770
Retained earnings
Balance, beginning of year	50,252	38,579
Net earnings	5,967	13,385
Dividends and dividend equivalents declared on common stock and restricted stock units	(602)	(588)
Dividends declared on preferred stock	(481)	(1,076)
Preferred stock accretion	—	(48)

Balance, end of period	55,136	50,252
Accumulated other comprehensive income/(loss)
Balance, beginning of year	(362)	(372)
Currency translation adjustment, net of tax	(37)	(70)
Pension and postretirement liability adjustments, net of tax	17	(17)
Net unrealized gains on available-for-sale securities, net of tax	98	97

Balance, end of period	(284)	(362)
Stock held in treasury, at cost
Balance, beginning of year	(32,156)	(32,176)
Repurchased	(3,089)	(2	) (1)
Reissued	43	22

Balance, end of period	(35,202)	(32,156)

Total shareholders’ equity	$75,657	$70,714

(1)	Relates primarily to repurchases of common stock by a broker-dealer subsidiary to facilitate customer transactions in the ordinary course of business and shares withheld to satisfy withholding tax requirements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months
	Ended September
	2010	2009
	(in millions)

Cash flows from operating activities
Net earnings	$5,967	$8,437
Non-cash items included in net earnings
Depreciation and amortization	1,173	1,549
Share-based compensation	3,539	1,345
Changes in operating assets and liabilities
Cash and securities segregated for regulatory and other purposes	(15,553)	69,748
Net receivables from brokers, dealers and clearing organizations	(5,061)	4,001
Net payables to customers and counterparties	(2)	(45,872)
Securities borrowed, net of securities loaned	2,704	(22,485)
Securities sold under agreements to repurchase, net of securities purchased under agreements to resell and federal funds sold	(11,760)	(146,443)
Trading assets, at fair value	3,516	177,292
Trading liabilities, at fair value	26,102	(35,646)
Other, net	(7,500)	11,426

Net cash provided by operating activities	3,125	23,352
Cash flows from investing activities
Purchase of property, leasehold improvements and equipment	(899)	(1,077)
Proceeds from sales of property, leasehold improvements and equipment	63	52
Business acquisitions, net of cash acquired	(779)	(210)
Proceeds from sales of investments	717	201
Purchase of available-for-sale securities	(1,748)	(2,405)
Proceeds from sales of available-for-sale securities	1,869	2,139

Net cash used for investing activities	(777)	(1,300)
Cash flows from financing activities
Unsecured short-term borrowings, net	213	(12,052)
Other secured financings (short-term), net	2,744	(8,820)
Proceeds from issuance of other secured financings (long-term)	2,505	3,703
Repayment of other secured financings (long-term), including the current portion	(3,503)	(3,652)
Proceeds from issuance of unsecured long-term borrowings	15,652	23,989
Repayment of unsecured long-term borrowings, including the current portion	(18,494)	(22,087)
Preferred stock repurchased	—	(9,574)
Repurchase of common stock warrants	—	(1,100)
Derivative contracts with a financing element, net	865	2,130
Deposits, net	(974)	10,301
Common stock repurchased	(3,088)	(2)
Dividends and dividend equivalents paid on common stock, preferred stock and restricted stock units	(1,083)	(1,850)
Proceeds from issuance of common stock, including stock option exercises	357	6,089
Excess tax benefit related to share-based compensation	297	85
Cash settlement of share-based compensation	(1)	(2)

Net cash used for financing activities	(4,510)	(12,842)

Net increase/(decrease) in cash and cash equivalents	(2,162)	9,210
Cash and cash equivalents, beginning of year	38,291	13,805

Cash and cash equivalents, end of period	$36,129	$23,015

SUPPLEMENTAL DISCLOSURES:

Cash payments for interest, net of capitalized interest, were $5.35 billion and $6.05 billion during the nine months ended September 2010 and September 2009, respectively.

Cash payments for income taxes, net of refunds, were $3.09 billion and $3.60 billion during the nine months ended September 2010 and September 2009, respectively.

Non-cash activities:
The firm assumed $90 million and $16 million of debt in connection with business acquisitions during the nine months ended September 2010 and September 2009, respectively. In addition, in the first quarter of 2010, the firm recorded an increase of approximately $3 billion in both assets (primarily trading assets, at fair value) and liabilities (primarily unsecured short-term borrowings and other liabilities) upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions)

Net earnings	$1,898	$3,188	$5,967	$8,437
Currency translation adjustment, net of tax	(23)	(1)	(37)	(30)
Pension and postretirement liability adjustments, net of tax	6	8	17	25
Net unrealized gains on available-for-sale securities, net of tax	51	103	98	137

Comprehensive income	$1,932	$3,298	$6,045	$8,569

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

These condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements included in the firm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. References herein to the firm’s 2009 Annual Report on Form 10-K are to the firm’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The condensed consolidated financial information as of December 31, 2009 has been derived from audited consolidated financial statements not included herein.

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

All references to September 2010 and September 2009, unless specifically stated otherwise, refer to the firm’s fiscal periods ended, or the dates, as the context requires, September 30, 2010 and September 25, 2009, respectively. Beginning with the fourth quarter of fiscal 2009, the firm changed its fiscal year-end from the last Friday of December to December 31. All references to December 2009, unless specifically stated otherwise, refer to the firm’s fiscal year ended, or the date, as the context requires, December 31, 2009. All references to 2010, unless specifically stated otherwise, refer to the firm’s year ending, or the date, as the context requires, December 31, 2010. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

Other Financial Assets and Financial Liabilities at Fair Value

Other financial assets and financial liabilities at fair value are generally valued based on discounted cash flow techniques which incorporate inputs with reasonable levels of price transparency and are generally classified within level 2 of the fair value hierarchy. Significant inputs for each category of other financial asset and financial liability at fair value are as follows:

•	Resale and Repurchase Agreements and Securities Borrowed and Loaned. The significant inputs to the valuation of resale and repurchase agreements and securities borrowed and loaned within Trading and Principal Investments (which are related to the firm’s matched book and certain firm financing activities) are generally the amount and timing of expected future cash flows, interest rates and collateral funding spreads.

•	Other Secured Financings. The significant inputs to the valuation of other secured financings at fair value, including transfers of financial assets accounted for as financings rather than sales, debt raised through the firm’s William Street credit extension program and certain other nonrecourse financings, are the amount and timing of expected future cash flows, interest rates, the fair value of the collateral delivered by the firm (which is determined using the amount and timing of expected future cash flows, market yields and recovery assumptions), the frequency of additional collateral calls and the credit spreads of the firm.

•	Unsecured short-term and long-term borrowings. The significant inputs to the valuation of certain short-term and long-term borrowings at fair value, including all promissory notes and commercial paper, certain hybrid financial instruments and prepaid physical commodity transactions, are the amount and timing of expected future cash flows, interest rates, the credit spreads of the firm, as well as commodity prices in the case of prepaid physical commodity transactions and, for certain hybrid financial instruments, equity prices, inflation rates and index levels.

•	Receivables from customers and counterparties. The significant inputs to the valuation of certain receivables from customers and counterparties, including certain margin loans, transfers of financial assets accounted for as secured loans rather than purchases and prepaid variable share forwards, are interest rates and the amount and timing of expected future cash flows.

•	Insurance and reinsurance contracts. Insurance and reinsurance contracts at fair value are included in “Receivables from customers and counterparties” and “Other liabilities and accrued expenses” in the firm’s condensed consolidated statements of financial condition. These contracts are valued using market transactions and other market evidence where possible, including market-based inputs to models, calibration to market-clearing transactions or other alternative pricing sources with reasonable levels of price transparency. Significant level 2 inputs typically include interest rates and inflation risk. Significant level 3 inputs typically include mortality or funding benefit assumptions. When unobservable inputs to a valuation model are significant to the fair value measurement of an instrument, the instrument is classified within level 3 of the fair value hierarchy.

•	Deposits. The significant inputs to the valuation of deposits are interest rates.

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

Fair Value Hedges — Interest Rate.  The firm designates certain interest rate swap contracts as fair value hedges. These interest rate swap contracts hedge changes in the relevant benchmark interest rate (e.g., London Interbank Offered Rate (LIBOR)), effectively converting a substantial portion of the firm’s unsecured long-term fixed-rate borrowings and certificates of deposit, as well as certain unsecured short-term fixed-rate borrowings, into floating rate obligations.

The firm applies the “long-haul method” in assessing the effectiveness of its fair value hedging relationships in achieving offsetting changes in the fair values of the hedging instrument and hedged item. During the three months ended March 31, 2010, the firm changed its method of prospectively and retrospectively assessing the effectiveness of all of its fair value hedging relationships from a dollar-offset method, which is a non-statistical method, to regression analysis, which is a statistical method. An interest rate swap is considered highly effective in offsetting changes in fair value attributable to changes in the hedged risk when the regression analysis results in a coefficient of determination of 80% or greater and a slope between 80% and 125%. The dollar-offset method compared the change in the fair value of the hedging instrument to the change in the fair value of the hedged item, excluding the effect of the passage of time. The firm’s prospective dollar-offset assessment utilized scenario analyses to test hedge effectiveness via simulations of numerous parallel and slope shifts of the relevant yield curve. Parallel shifts changed the interest rate of all maturities by identical amounts. Slope shifts changed the curvature of the yield curve. For both the prospective assessment, in response to each of the simulated yield curve shifts, and the retrospective assessment, a hedging relationship was deemed to be effective if the fair value of the hedging instrument and the hedged item changed inversely within a range of 80% to 125%.

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

Cash and Cash Equivalents

The firm defines cash equivalents as highly liquid overnight deposits held in the ordinary course of business. As of September 2010 and December 2009, “Cash and cash equivalents” in the condensed consolidated statements of financial condition included $4.32 billion and $4.45 billion, respectively, of cash and due from banks and $31.81 billion and $33.84 billion, respectively, of interest-bearing deposits with banks.

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

The firm adopted ASU Nos. 2009-16 and 2009-17 as of January 1, 2010 and reassessed whether it was the primary beneficiary of any VIEs in which it had variable interests (including VIEs that were formerly QSPEs) as of that date. Adoption resulted in an increase to the firm’s total assets of approximately $3 billion as of March 31, 2010, principally within “Trading assets, at fair value” in the condensed consolidated statement of financial condition. In addition, “Other assets” in the condensed consolidated statement of financial condition increased by $545 million as of March 31, 2010, with a corresponding decrease in “Trading assets, at fair value,” as a result of the consolidation of an entity which holds intangible assets. Upon adoption, the firm elected the fair value option for all eligible assets and liabilities of newly consolidated VIEs, except for (i) those VIEs where the financial assets and financial liabilities are accounted for either at fair value or in a manner that approximates fair value under other GAAP and (ii) those VIEs where the election would have caused volatility in earnings as a result of using different measurement attributes for financial instruments and nonfinancial assets. Adoption did not have a material impact on the firm’s results of operations or cash flows.

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

	As of
	September 2010				December 2009
	Assets		Liabilities		Assets		Liabilities
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$10,537	(1)	$—		$9,111	(1)	$—
U.S. government and federal agency obligations	84,882		20,948		78,336		20,982
Non-U.S. government obligations	46,980		33,073		38,858		23,843
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	5,963		1		6,203		29
Loans and securities backed by residential real estate	6,900		4		6,704		74
Loan portfolios	1,488	(2)	—		1,370	(2)	—
Bank loans and bridge loans	17,789		1,470	(5)	19,345		1,541	(5)
Corporate debt securities	25,497		7,872		26,368		6,229
State and municipal obligations	2,471		—		2,759		36
Other debt obligations	2,888		—		2,914		—
Equities and convertible debentures	60,544		28,020		71,474		20,253
Physical commodities	4,382		62		3,707		23
Derivative contracts	81,474	(3)	63,767	(6)	75,253	(3)	56,009	(6)

Total	$351,795	(4)	$155,217		$342,402	(4)	$129,019

(1)	Includes $4.09 billion and $4.31 billion as of September 2010 and December 2009, respectively, of money market instruments held by William Street Funding Corporation (Funding Corp.) to support the William Street credit extension program. See Note 8 for further information regarding the William Street credit extension program.

(2)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(3)	Net of cash collateral received pursuant to credit support agreements of $121.09 billion and $124.60 billion as of September 2010 and December 2009, respectively.

(4)	Includes $4.00 billion and $3.86 billion as of September 2010 and December 2009, respectively, of securities accounted for as available-for-sale, substantially all of which is held within the firm’s insurance subsidiaries.

(5)	Includes the fair value of unfunded commitments to extend credit. The fair value of partially funded commitments is included in trading assets, at fair value.

(6)	Net of cash collateral posted pursuant to credit support agreements of $18.88 billion and $14.74 billion as of September 2010 and December 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Fair Value Hierarchy

The firm’s financial assets at fair value classified within level 3 of the fair value hierarchy are summarized below:

	As of
	September	June	December
	2010	2010	2009
	($ in millions)
Total level 3 assets	$46,491	$46,125	$46,475
Level 3 assets for which the firm bears economic exposure (1)	43,826	43,516	43,348

Total assets	908,679	883,188	848,942
Total financial assets at fair value	628,306	614,270	573,788

Total level 3 assets as a percentage of Total assets	5.1%	5.2%	5.5%
Level 3 assets for which the firm bears economic exposure as a percentage of Total assets	4.8	4.9	5.1

Total level 3 assets as a percentage of Total financial assets at fair value	7.4	7.5	8.1
Level 3 assets for which the firm bears economic exposure as a percentage of Total financial assets at fair value	7.0	7.1	7.6

(1)	Excludes assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

The following tables set forth by level within the fair value hierarchy trading assets, at fair value, trading liabilities, at fair value, and other financial assets and financial liabilities accounted for at fair value under the fair value option as of September 2010 and December 2009. See Note 2 for further information on the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Assets at Fair Value as of September 2010
							Netting and
	Level 1		Level 2		Level 3		Collateral		Total
	(in millions)
Commercial paper, certificates of deposit, time deposits and other money market instruments	$4,311		$6,226		$—		$—		$10,537
U.S. government and federal agency obligations	40,927		43,955		—		—		84,882
Non-U.S. government obligations	42,873		4,107		—		—		46,980
Mortgage and other asset-backed loans and securities (1):
Loans and securities backed by commercial real estate	—		1,973		3,990		—		5,963
Loans and securities backed by residential real estate	—		4,651		2,249		—		6,900
Loan portfolios	—		222		1,266		—		1,488
Bank loans and bridge loans	—		8,256		9,533		—		17,789
Corporate debt securities (2)	142		23,004		2,351		—		25,497
State and municipal obligations	—		1,613		858		—		2,471
Other debt obligations	—		1,484		1,404		—		2,888
Equities and convertible debentures	34,449	(4)	14,477	(6)	11,618	(8)	—		60,544
Physical commodities	—		4,382		—		—		4,382

Total cash instruments	122,702		114,350		33,269		—		270,321
Derivative contracts	141		191,907		12,752		(123,326	) (9)	81,474

Trading assets, at fair value	122,843		306,257		46,021		(123,326)		351,795
Securities segregated for regulatory and other purposes	22,815	(5)	13,634	(7)	—		—		36,449
Securities purchased under agreements to resell	—		177,923		186		—		178,109
Securities borrowed	—		59,881		—		—		59,881
Receivables from customers and counterparties	—		1,788		284		—		2,072

Total financial assets at fair value	$145,658		$559,483		$46,491		$(123,326)		$628,306

Level 3 assets for which the firm does not bear economic exposure (3)					(2,665)

Level 3 assets for which the firm bears economic exposure					$43,826

(1)	Includes $146 million and $566 million of collateralized debt obligations (CDOs) backed by real estate within level 2 and level 3, respectively, of the fair value hierarchy.

(2)	Includes $430 million and $814 million of CDOs and collateralized loan obligations (CLOs) backed by corporate obligations within level 2 and level 3, respectively, of the fair value hierarchy.

(3)	Consists of level 3 assets which are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

(4)	Consists of publicly listed equity securities. Includes the firm’s $7.55 billion investment in the ordinary shares of Industrial and Commercial Bank of China Limited, which was transferred from level 2 within the fair value hierarchy upon expiration of transfer restrictions in April 2010.

(5)	Principally consists of U.S. Department of the Treasury (U.S. Treasury) securities and money market instruments as well as insurance separate account assets measured at fair value.

(6)	Principally consists of less liquid publicly listed securities.

(7)	Principally consists of securities borrowed and resale agreements. The underlying securities have been segregated to satisfy certain regulatory requirements.

(8)	Includes $10.50 billion of private equity investments, $950 million of real estate investments and $165 million of convertible debentures.

(9)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of September 2010
					Netting and
	Level 1	Level 2	Level 3		Collateral		Total
	(in millions)
U.S. government and federal agency obligations	$20,792	$156	$—		$—		$20,948
Non-U.S. government obligations	32,555	518	—		—		33,073
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	1	—		—		1
Loans and securities backed by residential real estate	—	2	2		—		4
Bank loans and bridge loans	—	1,057	413		—		1,470
Corporate debt securities (1)	42	7,755	75		—		7,872
Equities and convertible debentures (2)	26,931	1,084	5		—		28,020
Physical commodities	—	62	—		—		62

Total cash instruments	80,320	10,635	495		—		91,450
Derivative contracts	116	78,328	6,439		(21,116	) (4)	63,767

Trading liabilities, at fair value	80,436	88,963	6,934		(21,116)		155,217
Deposits	—	2,091	—		—		2,091
Securities sold under agreements to repurchase, at fair value	—	148,358	2,071		—		150,429
Securities loaned	—	1,127	—		—		1,127
Other secured financings	—	8,468	7,981		—		16,449
Unsecured short-term borrowings	—	19,990	2,891		—		22,881
Unsecured long-term borrowings	—	16,357	1,903		—		18,260
Other liabilities and accrued expenses	—	624	2,476		—		3,100

Total financial liabilities at fair value	$80,436	$285,978	$24,256	(3)	$(21,116)		$369,554

(1)	Includes $65 million of CDOs and CLOs backed by corporate obligations, all of which are within level 3 of the fair value hierarchy.

(2)	Substantially all consists of publicly listed equity securities.

(3)	Level 3 liabilities were 6.6% of Total financial liabilities at fair value.

(4)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Financial Liabilities at Fair Value as of December 2009
						Netting and
	Level 1	Level 2		Level 3		Collateral		Total
	(in millions)
U.S. government and federal agency obligations	$20,940	$42		$—		$—		$20,982
Non-U.S. government obligations	23,306	537		—		—		23,843
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	—	29		—		—		29
Loans and securities backed by residential real estate	—	74		—		—		74
Bank loans and bridge loans	—	1,128		413		—		1,541
Corporate debt securities (1)	65	6,018		146		—		6,229
State and municipal obligations	—	36		—		—		36
Equities and convertible debentures (2)	19,072	1,168		13		—		20,253
Physical commodities	—	23		—		—		23

Total cash instruments	63,383	9,055		572		—		73,010
Derivative contracts	126	66,943	(3)	6,400	(3)	(17,460	) (5)	56,009

Trading liabilities, at fair value	63,509	75,998		6,972		(17,460)		129,019
Deposits	—	1,947		—		—		1,947
Securities sold under agreements to repurchase, at fair value	—	127,966		394		—		128,360
Securities loaned	—	6,194		—		—		6,194
Other secured financings	118	8,354		6,756		—		15,228
Unsecured short-term borrowings	—	16,093		2,310		—		18,403
Unsecured long-term borrowings	—	18,315		3,077		—		21,392
Other liabilities and accrued expenses	—	141		1,913		—		2,054

Total financial liabilities at fair value	$63,627	$255,008		$21,422	(4)	$(17,460)		$322,597

(1)	Includes $45 million of CDOs and CLOs backed by corporate obligations, all of which are within level 3 of the fair value hierarchy.

(2)	Substantially all consists of publicly listed equity securities.

(3)	Includes $7.96 billion and $3.20 billion of credit derivative liabilities within level 2 and level 3, respectively, of the fair value hierarchy. These amounts exclude the effects of netting under enforceable netting agreements across other derivative product types.

(4)	Level 3 liabilities were 6.6% of Total financial liabilities at fair value.

(5)	Represents cash collateral and the impact of netting across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of the firm’s derivative contracts is reflected net of cash collateral posted or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The following table sets forth the fair value of the firm’s derivative contracts on a gross basis by level within the fair value hierarchy and major product type as of September 2010. Gross fair values in the tables below exclude the effects of both netting under enforceable netting agreements and netting of cash collateral received or posted pursuant to credit support agreements both within and across the levels of the fair value hierarchy, and therefore are not representative of the firm’s exposure.

	Derivative Assets at Fair Value as of September 2010
				Cross-Level
	Level 1	Level 2	Level 3	Netting		Total
	(in millions)
Interest rates	$20	$651,491	$124	$—		$651,635
Credit	—	122,212	13,258	—		135,470
Currencies	—	90,610	1,775	—		92,385
Commodities	—	35,365	1,870	—		37,235
Equities	121	73,322	1,296	—		74,739

Gross fair value of derivative assets	141	973,000	18,323	—		991,464
Counterparty netting (1)	—	(781,093)	(5,571)	(2,241	) (3)	(788,905)

Subtotal	$141	$191,907	$12,752	$(2,241)		$202,559
Cash collateral netting (2)						(121,085)

Fair value included in trading assets, at fair value						$81,474

	Derivative Liabilities at Fair Value as of September 2010
				Cross-Level
	Level 1	Level 2	Level 3	Netting		Total
	(in millions)
Interest rates	$11	$579,721	$397	$—		$580,129
Credit	—	104,792	5,844	—		110,636
Currencies	—	79,650	845	—		80,495
Commodities	—	38,696	2,354	—		41,050
Equities	105	56,562	2,570	—		59,237

Gross fair value of derivative liabilities	116	859,421	12,010	—		871,547
Counterparty netting (1)	—	(781,093)	(5,571)	(2,241	) (3)	(788,905)

Subtotal	$116	$78,328	$6,439	$(2,241)		$82,642
Cash collateral netting (2)						(18,875)

Fair value included in trading liabilities, at fair value						$63,767

(1)	Represents the netting of receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements.

(2)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(3)	Represents the netting of receivable balances with payable balances for the same counterparty across levels of the fair value hierarchy pursuant to enforceable netting agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Level 3 Unrealized Gains/(Losses)

The table below sets forth a summary of unrealized gains/(losses) on the firm’s level 3 financial assets and financial liabilities at fair value still held at the reporting date for the three and nine months ended September 2010 and September 2009:

	Level 3 Unrealized Gains/(Losses)
	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions)
Cash instruments — assets	$522	$377	$1,497	$(4,703)
Cash instruments — liabilities	(6)	180	(56)	433

Net unrealized gains/(losses) on level 3 cash instruments	516	557	1,441	(4,270)
Derivative contracts — net	(272)	(639)	4,100	(1,216)
Securities purchased under agreements to resell	21	—	21	—
Receivables from customers and counterparties	(17)	—	(66)	—
Other secured financings	(61)	(295)	(25)	(720)
Unsecured short-term borrowings	(207)	(193)	37	(137)
Unsecured long-term borrowings	(202)	(217)	(66)	(268)
Other liabilities and accrued expenses	(147)	(22)	(121)	56

Total level 3 unrealized gains/(losses)	$(369)	$(809)	$5,321	$(6,555)

Cash Instruments

The net unrealized gain on level 3 cash instruments of $516 million for the three months ended September 2010 primarily consisted of unrealized gains on private equity investments and real estate fund investments and bank loans and bridge loans. These gains were primarily attributable to changes in certain foreign exchange rates which increased the value of non-U.S. dollar denominated assets, higher prices in the equity markets and tighter credit spreads which increased the prices of fixed income assets. The net unrealized gain on level 3 cash instruments of $557 million for the three months ended September 2009 primarily consisted of unrealized gains on certain bank loans, partially offset by unrealized losses on loans and securities backed by commercial real estate. The net unrealized gain on level 3 cash instruments of $1.44 billion for the nine months ended September 2010 primarily consisted of unrealized gains on private equity investments and real estate fund investments and bank loans and bridge loans, where prices were corroborated through sales and partial sales of similar assets in these asset classes during the period. The net unrealized loss on level 3 cash instruments of $4.27 billion for the nine months ended September 2009 primarily consisted of unrealized losses on private equity and real estate fund investments, and loans and securities backed by commercial real estate, reflecting weakness in these less liquid asset classes.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Derivative Contracts

The net unrealized loss on level 3 derivative contracts of $272 million for the three months ended September 2010 was primarily driven by tighter credit spreads, which are level 2 inputs, on the underlying instruments. The net unrealized loss on level 3 derivative contracts of $639 million for the three months ended September 2009 was primarily attributable to changes in observable prices and observable credit spreads on the underlying instruments (which are level 2 inputs). The net unrealized gain on level 3 derivative contracts of $4.10 billion for the nine months ended September 2010 was primarily attributable to lower interest rates, which are level 2 inputs, underlying certain credit derivative contracts. These unrealized gains were substantially offset by unrealized losses on currency, interest rate and credit derivative contracts which are classified within level 2 of the fair value hierarchy and are used to economically hedge derivative contracts classified within level 3 of the fair value hierarchy. The net unrealized loss of $1.22 billion for the nine months ended September 2009 was primarily attributable to tighter credit spreads on the underlying instruments, partially offset by increases in commodities prices (which are level 2 observable inputs). Level 3 gains and losses on derivative contracts should be considered in the context of the following:

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The tables below set forth a summary of changes in the fair value of the firm’s level 3 financial assets and financial liabilities at fair value for the three and nine months ended September 2010 and September 2009. The tables reflect gains and losses, including gains and losses for the entire period on financial assets and financial liabilities at fair value that were transferred to level 3 during the period, for all financial assets and financial liabilities at fair value categorized as level 3 as of September 2010 and September 2009, respectively. Transfers between levels and sales are recognized at the beginning of the reporting period in which they occur. Accordingly, the tables do not include gains or losses that were reported in level 3 in prior periods for financial instruments that were transferred out of level 3 or sold prior to the end of the period presented.

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Three Months Ended September 2010
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$3,868	$46		$25		$128	$(77	) (4)	$3,990
Loans and securities backed by residential real estate	2,124	45		25		(44)	99	(4)	2,249
Loan portfolios	1,258	22		—		(16)	2	(4)	1,266
Bank loans and bridge loans	9,573	165		157		(346)	(16	) (4)	9,533
Corporate debt securities	2,592	69		96		(428)	22	(4)	2,351
State and municipal obligations	825	2		20		(55)	66	(4)	858
Other debt obligations	1,376	26		17		(174)	159	(4)	1,404
Equities and convertible debentures	10,335	20		182		86	995	(5)	11,618

Total cash instruments — assets	31,951	395	(1)	522	(1)	(849)	1,250		33,269

Cash instruments — liabilities	(595)	10	(2)	(6	) (2)	47	49	(4)	(495)
Derivative contracts:
Interest rates — net	(115)	(21)		24		18	(110	) (4)	(204)
Credit — net	8,526	133		(378)		(1,075)	520	(6)	7,726
Currencies — net	1,100	(12)		(137)		12	(323	) (4)	640
Commodities — net	(271)	(54)		144		(253)	(64	) (4)	(498)
Equities — net	(1,368)	(5)		75		(119)	66	(4)	(1,351)

Total derivative contracts — net	7,872	41	(2)	(272	) (2)(3)	(1,417)	89		6,313

Securities purchased under agreements to resell	—	(13	) (2)	21	(2)	(56)	234	(4)	186
Receivables from customers and counterparties	218	6	(2)	(17	) (2)	—	77	(4)	284
Securities sold under agreements to repurchase, at fair value	(1,419)	—		—		(652)	—	(4)	(2,071)
Other secured financings	(8,086)	—	(2)	(61	) (2)	(7)	173	(4)	(7,981)
Unsecured short-term borrowings	(2,768)	10	(2)	(207	) (2)	(27)	101	(4)	(2,891)
Unsecured long-term borrowings	(1,899)	1	(2)	(202	) (2)	(108)	305	(4)	(1,903)
Other liabilities and accrued expenses	(2,386)	(3	) (2)	(147	) (2)	154	(94	) (4)	(2,476)

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Level 3 Financial Assets and Financial Liabilities at Fair Value
				Net unrealized
				gains/(losses)		Net
				relating to		purchases,
	Balance,			instruments still		issuances	Net transfers		Balance,
	beginning	Net realized		held at the		and	in and/or out		end of
	of period	gains/(losses)		reporting date		settlements	of level 3		period
	(in millions)
Nine Months Ended September 2010
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$4,620	$178		$132		$(1,227)	$287	(4)	$3,990
Loans and securities backed by residential real estate	1,880	125		139		11	94	(4)	2,249
Loan portfolios	1,364	61		(10)		(219)	70	(4)	1,266
Bank loans and bridge loans	9,560	449		406		(1,095)	213	(4)	9,533
Corporate debt securities	2,235	228		149		285	(546	) (7)	2,351
State and municipal obligations	1,114	—		44		(379)	79	(4)	858
Other debt obligations	2,235	(7)		181		(249)	(756	) (8)	1,404
Equities and convertible debentures	11,871	120		456		(563)	(266	) (4)	11,618

Total cash instruments — assets	34,879	1,154	(1)	1,497	(1)	(3,436)	(825)		33,269

Cash instruments — liabilities	(572)	24	(2)	(56	) (2)	80	29	(4)	(495)
Derivative contracts:
Interest rates — net	(71)	(57)		62		48	(186	) (4)	(204)
Credit — net	6,366	328		3,599		(3,054)	487	(6)	7,726
Currencies — net	215	368		(27)		(369)	453	(9)	640
Commodities — net	(90)	(250)		113		(27)	(244	) (4)	(498)
Equities — net	(1,224)	(44)		353		(440)	4	(4)	(1,351)

Total derivative contracts — net	5,196	345	(2)	4,100	(2)(3)	(3,842)	514		6,313

Securities purchased under agreements to resell	—	(13	) (2)	21	(2)	(56)	234	(4)	186
Receivables from customers and counterparties	—	16	(2)	(66	) (2)	—	334	(4)	284
Securities sold under agreements to repurchase, at fair value	(394)	—		—		(1,677)	—	(4)	(2,071)
Other secured financings	(6,756)	(21	) (2)	(25	) (2)	(1,181)	2	(4)	(7,981)
Unsecured short-term borrowings	(2,310)	(52	) (2)	37	(2)	378	(944	) (10)	(2,891)
Unsecured long-term borrowings	(3,077)	(15	) (2)	(66	) (2)	(87)	1,342	(11)	(1,903)
Other liabilities and accrued expenses	(1,913)	(8	) (2)	(121	) (2)	153	(587	) (12)	(2,476)

(1)	The aggregate amounts include approximately $506 million and $411 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the three months ended September 2010. The aggregate amounts include approximately $1.67 billion and $979 million reported in “Trading and principal investments” and “Interest income,” respectively, in the condensed consolidated statement of earnings for the nine months ended September 2010.
(2)	Substantially all is reported in “Trading and principal investments” in the condensed consolidated statements of earnings.
(3)	Principally resulted from changes in level 2 inputs.
(4)	Includes no individually significant transfers into or out of level 3 during the three and nine months ended September 2010.
(5)	Principally reflects transfers from level 2 within the fair value hierarchy of certain private equity investments, reflecting reduced transparency of prices as a result of less trading activity for these financial instruments.
(6)	Principally reflects transfers from level 2 within the fair value hierarchy of certain credit default swaps reflecting reduced transparency of prices for the underlying instruments as a result of less trading activity.
(7)	Principally reflects a reduction in financial instruments as a result of the consolidation of a VIE, which holds identifiable intangible assets, as a result of the adoption of ASU No. 2009-17. Such assets are included in “Other assets” in the condensed consolidated statements of financial condition.
(8)	Principally reflects a reduction in financial instruments as a result of the consolidation of a VIE, which holds real estate assets. Such assets are included in “Other assets” in the condensed consolidated statements of financial condition.
(9)	Principally reflects transfers from level 2 within the fair value hierarchy of certain currency derivative assets reflecting reduced transparency of the correlation inputs used to value these financial instruments as a result of less trading activity.
(10) Principally reflects consolidation of certain VIEs as a result of the adoption of ASU No. 2009-17.

(11)	Upon the firm’s consolidation of certain VIEs as a result of the adoption of ASU No. 2009-17, the firm’s borrowings from such VIEs, substantially all of which were level 3, became intercompany borrowings and were eliminated in consolidation.
(12)	Principally reflects an increase related to subordinated liabilities issued by VIEs which were consolidated upon the adoption of ASU No. 2009-17.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The fair value of the firm’s derivative contracts is reflected net of cash collateral posted or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in the firm’s condensed consolidated statements of financial condition when management believes a legal right of setoff exists under an enforceable netting agreement. The following table sets forth the fair value and the number of contracts of the firm’s derivative contracts by major product type on a gross basis as of September 2010 and December 2009. Gross fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash collateral received or posted pursuant to credit support agreements, and therefore are not representative of the firm’s exposure:

	As of September 2010			As of December 2009
			Number			Number
	Derivative	Derivative	of	Derivative	Derivative	of
	Assets	Liabilities	Contracts	Assets	Liabilities	Contracts
	(in millions, except number of contracts)
Derivative contracts for trading activities
Interest rates	$622,234	$580,121	266,933	$458,614	$407,125	270,707
Credit	135,470	110,636	389,256	164,669	134,810	443,450
Currencies	92,384	80,399	247,859	77,223	62,413	171,760
Commodities	37,235	41,050	76,323	47,234	48,163	73,010
Equities	74,739	59,237	333,977	67,559	53,207	237,625

Subtotal	$962,062	$871,443	1,314,348	$815,299	$705,718	1,196,552

Derivative contracts accounted for as hedges
Interest rates	$29,401	$8	935	$19,563	$1	806
Currencies	1	96	73	8	47	58

Subtotal	$29,402	$104	1,008	$19,571	$48	864
Gross fair value of derivative contracts	$991,464	$871,547	1,315,356	$834,870	$705,766	1,197,416

Counterparty netting (1)	(788,905)	(788,905)		(635,014)	(635,014)
Cash collateral netting (2)	(121,085)	(18,875)		(124,603)	(14,743)

Fair value included in trading assets, at fair value	$81,474			$75,253

Fair value included in trading liabilities, at fair value		$63,767			$56,009

(1)	Represents the netting of receivable balances with payable balances for the same counterparty pursuant to enforceable netting agreements.

(2)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

For the three months ended September 2010 and September 2009, the gain recognized on interest rate derivative contracts accounted for as hedges was $2.12 billion and $844 million, respectively, and the related loss recognized on the hedged borrowings and bank deposits was $2.66 billion and $832 million, respectively. For the nine months ended September 2010 and September 2009, the gain/(loss) recognized on interest rate derivative contracts accounted for as hedges was $7.76 billion and $(7.17) billion, respectively, and the related gain/(loss) recognized on the hedged borrowings and bank deposits was $(9.13) billion and $7.14 billion, respectively. These gains and losses are included in “Interest expense” in the condensed consolidated statements of earnings. The hedge ineffectiveness recognized on these derivative contracts for the three and nine months ended September 2010 was a loss of $537 million and a loss of $1.37 billion, respectively. This loss consisted primarily of the amortization of prepaid credit spreads, and was not material for the three and nine months ended September 2009. The gain/(loss) excluded from the assessment of hedge effectiveness was not material for the three and nine months ended September 2010 and was a loss of $223 million and a loss of $889 million for the three and nine months ended September 2009, respectively.

For the three months ended September 2010 and September 2009, the loss on currency derivative contracts accounted for as hedges was $489 million and $145 million, respectively. For the nine months ended September 2010 and September 2009, the loss on currency derivative contracts accounted for as hedges was $172 million and $442 million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness was not material for the three and nine months ended September 2010 and September 2009. The gain reclassified to earnings from accumulated other comprehensive income was $14 million and $19 million, respectively, for the three and nine months ended September 2010. The gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the three and nine months ended September 2009.

The firm also has embedded derivatives that have been bifurcated from related borrowings. Such derivatives, which are classified in unsecured short-term and unsecured long-term borrowings in the firm’s condensed consolidated statements of financial condition, had a net asset carrying value of $141 million and $96 million as of September 2010 and December 2009, respectively. The net asset as of September 2010, which represented 327 contracts, included gross assets of $418 million (primarily comprised of equity and interest rate derivatives) and gross liabilities of $277 million (primarily comprised of interest rate and equity derivatives). The net asset as of December 2009, which represented 297 contracts, included gross assets of $478 million (primarily comprised of equity and interest rate derivatives) and gross liabilities of $382 million (primarily comprised of equity and interest rate derivatives). See Notes 6 and 7 for further information regarding the firm’s unsecured borrowings.

As of September 2010 and December 2009, the firm has designated $3.77 billion and $3.38 billion, respectively, of foreign currency-denominated debt, included in unsecured long-term borrowings and unsecured short-term borrowings in the firm’s condensed consolidated statements of financial condition, as hedges of net investments in non-U.S. subsidiaries. For the three months ended September 2010 and September 2009, the loss on these debt instruments was $217 million and $195 million, respectively. For the nine months ended September 2010 and September 2009, the loss on these debt instruments was $395 million and $16 million, respectively. Such amounts are included in “Currency translation adjustment, net of tax” in the condensed consolidated statements of comprehensive income. The gain/(loss) related to ineffectiveness and the gain/(loss) reclassified to earnings from accumulated other comprehensive income was not material for the three and nine months ended September 2010 and September 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth by major product type the firm’s gains/(losses) related to trading activities, including both derivative and nonderivative financial instruments, for the three and nine months ended September 2010 and September 2009. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. For example, most of the firm’s longer-term derivative contracts are sensitive to changes in interest rates and may be economically hedged with interest rate swaps. Similarly, a significant portion of the firm’s cash and derivatives trading inventory has exposure to foreign currencies and may be economically hedged with foreign currency contracts. The gains/(losses) set forth below are included in “Trading and principal investments” in the condensed consolidated statements of earnings and exclude related interest income and interest expense.

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions)
Interest rates	$3,612	$2,295	$(1,116)	$7,170
Credit	1,642	2,189	8,121	5,303
Currencies (1)	(4,351)	(1,728)	2,440	(2,149)
Equities	2,651	2,983	4,600	5,825
Commodities and other	554	964	1,715	4,307

Total	$4,108	$6,703	$15,760	$20,456

(1)	Includes gains/(losses) on currency contracts used to economically hedge positions included in other product types in this table.

Certain of the firm’s derivative instruments have been transacted pursuant to bilateral agreements with certain counterparties that may require the firm to post collateral or terminate the transactions based on the firm’s long-term credit ratings. As of September 2010, the aggregate fair value of such derivative contracts that were in a net liability position was $29.82 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $24.61 billion. As of September 2010, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.50 billion and $2.98 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in the firm’s long-term credit ratings. As of December 2009, the aggregate fair value of such derivative contracts that were in a net liability position was $20.85 billion, and the aggregate fair value of assets posted by the firm as collateral for these derivative contracts was $14.48 billion. As of December 2009, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.12 billion and $2.36 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in the firm’s long-term credit ratings.

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

Substantially all of the firm’s purchased credit derivative transactions are with financial institutions and are subject to stringent collateral thresholds. The firm economically hedges its exposure to written credit derivatives primarily by entering into offsetting purchased credit derivatives with identical underlyings. In addition, upon the occurrence of a specified trigger event, the firm may take possession of the reference obligations underlying a particular written credit derivative, and consequently may, upon liquidation of the reference obligations, recover amounts on the underlying reference obligations in the event of default. As of September 2010, the firm’s written and purchased credit derivatives had total gross notional amounts of $2.17 trillion and $2.30 trillion, respectively, for total net purchased protection of $129.44 billion in notional value. As of December 2009, the firm’s written and purchased credit derivatives had total gross notional amounts of $2.54 trillion and $2.71 trillion, respectively, for total net purchased protection of $164.13 billion in notional value.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth certain information related to the firm’s credit derivatives. Fair values in the table below exclude the effects of both netting under enforceable netting agreements and netting of cash collateral posted or received pursuant to credit support agreements, and therefore are not representative of the firm’s exposure.

					Maximum Payout/Notional
	Maximum Payout/Notional Amount				Amount of Purchased		Fair Value of
	of Written Credit Derivatives by Tenor (1)				Credit Derivatives		Written Credit Derivatives
					Offsetting	Other
			5 Years		Purchased	Purchased			Net
	0 - 12	1 - 5	or		Credit	Credit			Asset/
	Months	Years	Greater	Total	Derivatives (2)	Derivatives (3)	Asset	Liability	(Liability)
	($ in millions)
As of September 2010
Credit spread on underlying (basis points) (4)
0-250	$237,103	$1,109,624	$319,563	$1,666,290	$1,561,087	$226,091	$26,854	$16,957	$9,897
251-500	14,204	176,055	58,067	248,326	215,173	35,448	7,400	8,709	(1,309)
501-1,000	13,114	104,947	44,075	162,136	138,377	23,489	2,610	12,627	(10,017)
Greater than 1,000	8,684	70,375	17,670	96,729	74,399	28,861	827	39,462	(38,635)

Total	$273,105	$1,461,001	$439,375	$2,173,481	$1,989,036	$313,889	$37,691	$77,755	$(40,064	) (5)

As of December 2009
Credit spread on underlying (basis points) (4)
0-250	$283,353	$1,342,649	$414,809	$2,040,811	$1,884,864	$299,329	$39,740	$13,441	$26,299
251-500	15,151	142,732	39,337	197,220	182,583	27,194	5,008	6,816	(1,808)
501-1,000	10,364	101,621	34,194	146,179	141,317	5,673	2,841	12,448	(9,607)
Greater than 1,000	20,262	107,768	31,208	159,238	117,914	48,699	1,524	60,279	(58,755)

Total	$329,130	$1,694,770	$519,548	$2,543,448	$2,326,678	$380,895	$49,113	$92,984	$(43,871	) (5)

(1)	Tenor is based on expected duration for mortgage-related credit derivatives and on remaining contractual maturity for other credit derivatives.

(2)	Offsetting purchased credit derivatives represent the notional amount of purchased credit derivatives to the extent they economically hedge written credit derivatives with identical underlyings.

(3)	Comprised of purchased protection in excess of the amount of written protection on identical underlyings and purchased protection on other underlyings on which the firm has not written protection.

(4)	Credit spread on the underlying, together with the tenor of the contract, are indicators of payment/performance risk. For example, the firm is least likely to pay or otherwise be required to perform where the credit spread on the underlying is “0-250” basis points and the tenor is “0-12 Months.” The likelihood of payment or performance is generally greater as the credit spread on the underlying and tenor increase.

(5)	These net liabilities differ from the carrying values related to credit derivatives in the firm’s condensed consolidated statements of financial condition because they exclude the effects of both netting under enforceable netting agreements and netting of cash collateral posted or received pursuant to credit support agreements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Impact of Credit Spreads

On an ongoing basis, the firm realizes gains or losses relating to changes in credit risk on derivative contracts through changes in credit mitigants or the sale or unwind of the contracts. The net gain/(loss) attributable to the impact of changes in credit exposure and credit spreads on derivative contracts (including derivative assets and liabilities and related hedges) was $(129) million and $264 million for the three months ended September 2010 and September 2009, respectively, and $60 million and $350 million for the nine months ended September 2010 and September 2009, respectively.

The following table sets forth the net gains/(losses) attributable to the impact of changes in the firm’s own credit spreads on borrowings for which the fair value option was elected. The firm calculates the fair value of borrowings by discounting future cash flows at a rate which incorporates the firm’s observable credit spreads.

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions)
Net gains/(losses) including hedges	$(178)	$(278)	$319	$(823)
Net gains/(losses) excluding hedges	(188)	(285)	326	(830)

The net gain attributable to changes in instrument-specific credit spreads on loans and loan commitments for which the fair value option was elected was a gain of $680 million and $1.33 billion for the three months ended September 2010 and September 2009, respectively, and a gain of $1.63 billion and $1.03 billion for the nine months ended September 2010 and September 2009, respectively. The firm attributes changes in the fair value of floating rate loans and loan commitments to changes in instrument-specific credit spreads. For fixed rate loans and loan commitments, the firm allocates changes in fair value between interest rate-related changes and credit spread-related changes based on changes in interest rates. See below for additional details regarding the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The Fair Value Option

Gains/(Losses)

The following table sets forth the gains/(losses) included in earnings for the three and nine months ended September 2010 and September 2009 as a result of the firm electing to apply the fair value option to certain financial assets and financial liabilities, as described in Note 2. The table excludes gains and losses related to (i) trading assets, at fair value and trading liabilities, at fair value, (ii) gains and losses on assets and liabilities that would have been accounted for at fair value under other GAAP if the firm had not elected the fair value option, (iii) gains and losses on secured financings related to transfers of financial assets accounted for as financings rather than sales, as such gains and losses are offset by gains and losses on the related financial assets, and (iv) gains and losses on subordinated liabilities issued by consolidated VIEs, as such gains and losses are offset by gains and losses on the financial assets held by the consolidated VIEs.

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions)
Unsecured long-term borrowings (1)	$(122)	$(209)	$248	$(651)
Other secured financings (2)	(69)	(349)	(15)	(766)
Unsecured short-term borrowings (3)	(22)	(44)	52	(138)
Receivables from customers and counterparties (4)	(12)	241	(105)	323
Other liabilities and accrued expenses (5)(6)	(103)	(180)	(176)	(260)
Other (7)	(18)	53	(1)	61

Total (8)	$(346)	$(488)	$3	$(1,431)

(1)	Excludes losses of $57 million and $1.45 billion for the three months ended September 2010 and September 2009, respectively, and $1.65 billion and $3.17 billion for the nine months ended September 2010 and September 2009, respectively, related to the embedded derivative component of hybrid financial instruments. Such losses would have been recognized even if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(2)	Excludes gains/(losses) of $(53) million and $34 million for the three months ended September 2010 and September 2009, respectively, and $(58) million and $41 million for the nine months ended September 2010 and September 2009, respectively, related to financings recorded as a result of transactions that were accounted for as secured financings rather than sales. Changes in the fair value of these secured financings are offset by changes in the fair value of the related financial instruments included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition.

(3)	Excludes losses of $1.20 billion and $893 million for the three months ended September 2010 and September 2009, respectively, and $445 million and $2.37 billion for the nine months ended September 2010 and September 2009, respectively, related to the embedded derivative component of hybrid financial instruments. Such gains and losses would have been recognized even if the firm had not elected to account for the entire hybrid instrument at fair value under the fair value option.

(4)	Primarily consists of gains/(losses) on certain reinsurance contracts.

(5)	Excludes gains/(losses) of $(54) million and $97 million for the three and nine months ended September 2010, respectively, related to subordinated liabilities issued by consolidated VIEs. Changes in the fair value of these financial instruments are offset by changes in the fair value of the financial assets held by the consolidated VIEs.

(6)	Primarily consists of losses on certain insurance and reinsurance contracts.

(7)	Primarily consists of gains/(losses) on resale and repurchase agreements, securities borrowed and loaned within Trading and Principal Investments, and deposits.

(8)	Reported in “Trading and principal investments” in the condensed consolidated statements of earnings. The amounts exclude contractual interest, which is included in “Interest income” and “Interest expense” in the condensed consolidated statements of earnings, for all instruments other than hybrid financial instruments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

All trading assets and trading liabilities are accounted for at fair value either under the fair value option or as required by other accounting standards (principally ASC 320, ASC 940 and ASC 815). Excluding equities commissions of $806 million and $930 million for the three months ended September 2010 and September 2009, respectively, and $2.66 billion and $2.93 billion for the nine months ended September 2010 and September 2009, respectively, and the gains and losses on the instruments accounted for under the fair value option described above, “Trading and principal investments” in the condensed consolidated statements of earnings primarily represents gains and losses on “Trading assets, at fair value” and “Trading liabilities, at fair value” in the condensed consolidated statements of financial condition.

Loans and Loan Commitments

As of September 2010, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $37.29 billion, including a difference of $33.23 billion related to loans with an aggregate fair value of $4.29 billion that were on nonaccrual status (including loans more than 90 days past due). As of December 2009, the aggregate contractual principal amount of loans and long-term receivables for which the fair value option was elected exceeded the related fair value by $41.96 billion, including a difference of $36.30 billion related to loans with an aggregate fair value of $4.28 billion that were on nonaccrual status (including loans more than 90 days past due). The aggregate contractual principal exceeds the related fair value primarily because the firm regularly purchases loans, such as distressed loans, at values significantly below contractual principal amounts.

As of September 2010 and December 2009, the fair value of unfunded lending commitments for which the fair value option was elected was a liability of $1.30 billion and $879 million, respectively, and the related total contractual amount of these lending commitments was $49.66 billion and $44.05 billion, respectively.

Long-term Debt Instruments

The aggregate contractual principal amount of long-term debt instruments (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $762 million and $752 million as of September 2010 and December 2009, respectively.

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

	As of September 2010		As of December 2009
	Fair Value of	Unfunded	Fair Value of	Unfunded
	Investments	Commitments	Investments	Commitments
	(in millions)
Private equity funds (1)	$7,726	$5,207	$8,229	$5,722
Private debt funds (2)	4,383	3,974	3,628	4,048
Hedge funds (3)	3,075	—	3,133	—
Real estate and other funds (4)	1,107	2,214	939	2,398

Total	$16,291	$11,395	$15,929	$12,168

(1)	These funds primarily invest in a broad range of industries worldwide in a variety of situations, including leveraged buyouts, recapitalizations, and growth investments.

(2)	These funds generally invest in fixed income instruments and are focused on providing private high-yield capital for mid to large-sized leveraged and management buyout transactions, recapitalizations, financings, refinancings, acquisitions and restructurings for private equity firms, private family companies and corporate issuers.

(3)	These funds are primarily multi-disciplinary hedge funds that employ a fundamental bottom-up investment approach across various asset classes and strategies including long/short equity, credit, convertibles, risk arbitrage/special situations and capital structure arbitrage.

(4)	These funds invest globally, primarily in real estate companies, loan portfolios, debt recapitalizations and direct property.

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

In many cases, the firm is permitted to deliver or repledge these financial instruments in connection with entering into repurchase agreements, securities lending agreements and other secured financings, collateralizing derivative transactions and meeting firm or customer settlement requirements. As of September 2010 and December 2009, the fair value of financial instruments received as collateral by the firm that it was permitted to deliver or repledge was $609.14 billion and $561.77 billion, respectively, of which the firm delivered or repledged $442.02 billion and $392.89 billion, respectively.

The firm also pledges assets that it owns to counterparties who may or may not have the right to deliver or repledge them. Trading assets pledged to counterparties that have the right to deliver or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $42.34 billion and $31.49 billion as of September 2010 and December 2009, respectively. Trading assets, pledged in connection with repurchase agreements, securities lending agreements and other secured financings to counterparties that did not have the right to sell or repledge are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition and were $122.55 billion and $109.11 billion as of September 2010 and December 2009, respectively. Other assets (primarily real estate and cash) owned and pledged in connection with other secured financings to counterparties that did not have the right to sell or repledge were $5.42 billion and $7.93 billion as of September 2010 and December 2009, respectively.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other secured financings by maturity are set forth in the table below:

	As of
	September	December
	2010	2009
	(in millions)
Other secured financings (short-term) (1)(2)	$14,646	$12,931
Other secured financings (long-term):
2011	222	3,832
2012	5,617	1,726
2013	1,328	1,518
2014	2,062	1,617
2015	469	255
2016-thereafter	2,249	2,255

Total other secured financings (long-term) (3)(4)(5)	11,947	11,203

Total other secured financings (6)(7)	$26,593	$24,134

(1)	As of September 2010 and December 2009, consists of U.S. dollar-denominated financings of $3.65 billion and $6.47 billion (including $3.53 billion and $6.15 billion at fair value) and non-U.S. dollar-denominated financings of $11.00 billion and $6.46 billion (including $3.42 billion and $1.08 billion at fair value), respectively. As of September 2010 and December 2009, after giving effect to hedging activities, the U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 2.88% and 3.44%, respectively, and the non-U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 0.45% and 1.57%, respectively.

(2)	Includes other secured financings maturing within one year of the financial statement date and other secured financings that are redeemable within one year of the financial statement date at the option of the holder.

(3)	As of September 2010 and December 2009, consists of U.S. dollar-denominated financings of $8.71 billion and $7.28 billion (including $7.32 billion and $5.90 billion at fair value) and non-U.S. dollar-denominated financings of $3.24 billion and $3.92 billion (including $2.18 billion and $2.10 billion at fair value), respectively. As of September 2010 and December 2009, after giving effect to hedging activities, the U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 2.14% and 1.83%, respectively, and the non-U.S. dollar-denominated financings not at fair value had a weighted average interest rate of 2.51% and 2.30%, respectively.

(4)	Secured long-term financings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Secured long-term financings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(5)	The aggregate contractual principal amount of other secured financings (long-term) for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales, debt raised through the William Street credit extension program and certain other nonrecourse financings, exceeded the related fair value by $342 million as of September 2010.

(6)	As of September 2010 and December 2009, $23.35 billion and $18.25 billion, respectively, of these financings were collateralized by trading assets and $3.24 billion and $5.88 billion, respectively, by other assets (primarily real estate and cash). Other secured financings include $9.01 billion and $10.63 billion of nonrecourse obligations as of September 2010 and December 2009, respectively.

(7)	As of September 2010 and December 2009, other secured financings include $11.23 billion and $9.51 billion, respectively, related to transfers of financial assets accounted for as financings rather than sales. Such financings were collateralized by financial assets included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition of $11.46 billion and $9.78 billion as of September 2010 and December 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4.	Securitization Activities and Variable Interest Entities

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

During the three months ended September 2010 and September 2009, the firm securitized $9.14 billion and $18.75 billion, respectively, of financial assets in which the firm had continuing involvement, substantially all of which related to residential mortgages, primarily in connection with government agency securitizations. During the nine months ended September 2010 and September 2009, the firm securitized $29.78 billion and $35.22 billion, respectively, of financial assets in which the firm had continuing involvement, substantially all of which related to residential mortgages, primarily in connection with government agency securitizations. Cash flows received on retained interests were $149 million and $135 million for the three months ended September 2010 and September 2009, respectively, and $366 million and $335 million for the nine months ended September 2010 and September 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth certain information related to the firm’s continuing involvement in securitization entities to which the firm sold assets, as well as the total outstanding principal amount of transferred assets in which the firm has continuing involvement, as of September 2010 and December 2009. The outstanding principal amount set forth in the table below is presented for the purpose of providing information about the size of the securitization entities in which the firm has continuing involvement, and is not representative of the firm’s risk of loss. For retained or purchased interests, the firm’s risk of loss is limited to the fair value of these interests.

	As of September 2010			As of December 2009
	Outstanding	Fair Value of	Fair Value of	Outstanding	Fair Value of	Fair Value of
	Principal	Retained	Purchased	Principal	Retained	Purchased
	Amount	Interests	Interests (1)	Amount	Interests	Interests (1)
	(in millions)
Residential mortgage-backed (2)	$63,164	$4,095	$6	$59,410	$3,956	$17
Commercial mortgage-backed	6,555	59	150	11,643	56	96
Other (3)	13,280	67	141	17,768	93	54

Total (4)	$82,999	$4,221	$297	$88,821	$4,105	$167

(1)	Comprised of senior and subordinated interests in securitization-related entities purchased in connection with secondary market-making activities in which the firm also holds retained interests. In addition to these interests, the firm had other continuing involvement in the form of derivative transactions and guarantees with certain nonconsolidated VIEs for which the carrying value was a net liability of $78 million and $87 million as of September 2010 and December 2009, respectively. The notional amounts of these transactions are included in maximum exposure to loss in the nonconsolidated VIE table below.

(2)	Primarily consists of outstanding principal and retained interests related to government agency securitization entities.

(3)	Primarily consists of CDOs backed by corporate and mortgage obligations and CLOs.

(4)	Includes $7.32 billion of outstanding principal amount and $22 million of fair value of retained interests as of September 2010 related to securitization entities in which the firm’s only continuing involvement is retained servicing, which is market-based and therefore not a variable interest.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the weighted average key economic assumptions used in measuring the fair value of the firm’s retained interests and the sensitivity of this fair value to immediate adverse changes of 10% and 20% in those assumptions:

	As of September 2010		As of December 2009
	Type of Retained Interests		Type of Retained Interests
	Mortgage-		Mortgage-
	Backed	Other (1)	Backed	Other (1)
	($ in millions)
Fair value of retained interests	$4,154	$67	$4,012	$93

Weighted average life (years)	5.9	4.0	4.4	4.4

Constant prepayment rate (2)	16.6%	N.M.	23.5%	N.M.
Impact of 10% adverse change (2)	$(36)	N.M.	$(44)	N.M.
Impact of 20% adverse change (2)	(73)	N.M.	(92)	N.M.

Discount rate (3)	6.3%	N.M.	8.4%	N.M.
Impact of 10% adverse change	$(81)	N.M.	$(76)	N.M.
Impact of 20% adverse change	(157)	N.M.	(147)	N.M.

(1)	Due to the nature and current fair value of certain of these retained interests, the weighted average assumptions for constant prepayment and discount rates and the related sensitivity to adverse changes are not meaningful as of September 2010 and December 2009. The firm’s maximum exposure to adverse changes in the value of these interests is the firm’s carrying value of $67 million and $93 million as of September 2010 and December 2009, respectively.

(2)	Constant prepayment rate is included only for positions for which constant prepayment rate is a key assumption in the determination of fair value.

(3)	The majority of the firm’s mortgage-backed retained interests are U.S. government agency-issued collateralized mortgage obligations, for which there is no anticipated credit loss. For the remainder of the firm’s retained interests, the expected credit loss assumptions are reflected within the discount rate.

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

The following tables set forth total assets in nonconsolidated VIEs in which the firm holds variable interests, the firm’s maximum exposure to loss excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with these variable interests and the total assets and total liabilities included in the condensed consolidated statements of financial condition related to the firm’s variable interests in these nonconsolidated VIEs. For September 2010, in accordance with ASU Nos. 2009-16 and 2009-17, the following table also includes nonconsolidated VIEs in which the firm holds variable interests (and to which the firm sold assets and has continuing involvement as of September 2010) that were formerly considered to be QSPEs prior to the adoption of these standards on January 1, 2010.

	As of September 2010
				Real estate,
			Corporate	credit-related	Other
	Mortgage-		CDOs and	and other	asset-	Power-	Investment
	backed (1)		CLOs (1)	investing (2)	backed (1)	related (3)	funds (4)	Total
	(in millions)
Assets in VIE	$77,532	(6)	$21,101	$13,661	$3,615	$563	$2,087	$118,559

Carrying Value of the Firm’s Variable Interests

Assets	$5,007		$839	$1,297	$123	$248	$5	$7,519
Liabilities	4		125	2	7	7	—	145

Maximum Exposure to Loss in Nonconsolidated VIEs (5)

Retained interests	$4,132		$52	$—	$15	$—	$—	$4,199
Purchased interests	615		273	—	100	—	—	988
Commitments and guarantees	—		2	180	—	56	—	238	(9)
Derivatives	3,326	(7)	6,992 (8)	—	1,122	—	—	11,440	(9)
Loans and investments	94		—	1,297	—	254	5	1,650

Total	$8,167	(6)	$7,319	$1,477	$1,237	$310	$5	$18,515

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	As of December 2009
			Real estate,
		Corporate	credit-related	Other		Principal-
	Mortgage	CDOs and	and other	asset-	Power-	protected
	CDOs (1)	CLOs (1)	investing (2)	backed (1)	related (3)	notes (10)	Total
	(in millions)
Assets in VIE	$9,114	$32,490	$22,618	$497	$592	$2,209	$67,520

Carrying Value of the Firm’s Variable Interests

Assets	$182	$834	$2,386	$16	$224	$12	$3,654
Liabilities	10	400	204	12	3	1,357	1,986

Maximum Exposure to Loss in Nonconsolidated VIEs (5)

Retained and purchased interests	$135	$259	$—	$—	$—	$—	$394
Commitments and guarantees	—	3	397	—	37	—	437	(9)
Derivatives	4,111 (7)	7,577 (8)	—	497	—	2,512	14,697	(9)
Loans and investments	—	—	2,425	—	224	—	2,649

Total	$4,246	$7,839	$2,822	$497	$261	$2,512	$18,177

(1)	These VIEs are generally financed through the issuance of debt instruments collateralized by assets held by the VIE. Substantially all assets and liabilities held by the firm related to these VIEs are included in “Trading assets, at fair value” and “Trading liabilities, at fair value,” respectively, in the condensed consolidated statements of financial condition.

(2)	The firm obtains interests in these VIEs in connection with making investments in real estate, distressed loans and other types of debt, mezzanine instruments and equities. These VIEs are generally financed through the issuance of debt and equity instruments which are either collateralized by or indexed to assets held by the VIE. Assets and liabilities held by the firm related to these VIEs are primarily included in “Trading assets, at fair value” and “Other assets,” and “Other liabilities and accrued expenses” and “Payables to customer and counterparties,” respectively, in the condensed consolidated statements of financial condition.

(3)	These VIEs are financed through the issuance of debt instruments. Assets and liabilities held by the firm related to these VIEs are included in “Other assets” and “Other liabilities and accrued expenses,” respectively, in the condensed consolidated statements of financial condition.

(4)	These VIEs are generally financed through the issuance of equity instruments. Assets held by the firm related to these VIEs are included in “Trading assets, at fair value” in the condensed consolidated statement of financial condition.

(5)	Such amounts do not represent the anticipated losses in connection with these transactions because they exclude the effect of offsetting financial instruments that are held to mitigate these risks.

(6)	Assets in VIE and maximum exposure to loss include $7.62 billion and $3.44 billion, respectively, related to CDOs backed by mortgage obligations as of September 2010.

(7)	Primarily consists of written protection on investment-grade, short-term collateral held by VIEs that have issued CDOs.

(8)	Primarily consists of total return swaps on CDOs and CLOs. The firm has generally transferred the risks related to the underlying securities through derivatives with non-VIEs.

(9)	The aggregate amounts include $4.02 billion and $4.66 billion as of September 2010 and December 2009, respectively, related to guarantees and derivative transactions with VIEs to which the firm transferred assets.

(10)	Consists of out-of-the-money written put options that provide principal protection to clients invested in various fund products, with risk to the firm mitigated through portfolio rebalancing. Assets related to these VIEs are included in “Trading assets, at fair value” and liabilities related to these VIEs are included in “Other secured financings,” “Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings” or “Unsecured long-term borrowings” in the condensed consolidated statement of financial condition. Assets in VIE, carrying value of liabilities and maximum exposure to loss exclude $3.97 billion as of December 2009, associated with guarantees related to the firm’s performance under borrowings from the VIE, which are recorded as liabilities in the condensed consolidated statement of financial condition. Substantially all of the liabilities included in the table above relate to additional borrowings from the VIE associated with principal-protected notes guaranteed by the firm. These VIEs were consolidated by the firm upon adoption of ASU No. 2009-17.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following tables set forth the carrying amount and classification of the firm’s assets and liabilities in consolidated VIEs, excluding the benefit of offsetting financial instruments that are held to mitigate the risks associated with its variable interests. For September 2010, in accordance with ASU No. 2009-17, the following table excludes VIEs in which the firm holds a majority voting interest if (i) the VIE meets the definition of a business as defined in ASC 805 and (ii) the VIE’s assets can be used for purposes other than the settlement of its obligations. For December 2009, prior to the adoption of ASU No. 2009-17, the following table excludes VIEs in which the firm holds a majority voting interest unless the activities of the VIE are primarily related to securitization, asset-backed financings or single-lessee leasing arrangements. The increase in total assets of consolidated VIEs from December 2009 to September 2010 is primarily related to (i) VIEs that are required to be disclosed in accordance with ASU No. 2009-17 that were not required to be disclosed under previous GAAP, as described above, and (ii) VIEs that were consolidated by the firm upon adoption of ASU No. 2009-17.

The firm has aggregated consolidated VIEs based on principal business activity, as reflected in the table below. Consolidated VIE assets and liabilities are presented after intercompany eliminations and include assets financed on a nonrecourse basis.

	As of September 2010
			CDOs,
	Real estate,		mortgage-
	credit-related		backed and	Principal-
	and other	Municipal bond	other asset-	protected
	investing (1)	securitizations (2)	backed (3)	notes (4)	Total
	(in millions)
Assets (5)
Cash and cash equivalents	$236	$—	$42	$70	$348
Cash and securities segregated for regulatory and other purposes	165	—	—	—	165
Receivables from brokers, dealers and clearing organizations	1	—	—	—	1
Receivables from customers and counterparties	19	9	31	—	59
Trading assets, at fair value	3,491	597	528	711	5,327
Other assets	3,405	—	515	—	3,920

Total	$7,317	$606	$1,116	$781	$9,820

Liabilities
Other secured financings	$2,643	$653	$396	$3,206	$6,898
Payables to customers and counterparties	—	—	13	—	13
Trading liabilities, at fair value	—	—	58	—	58
Unsecured short-term borrowings, including the current portion of unsecured long-term borrowings	291	—	—	2,579	2,870
Unsecured long-term borrowings	29	—	—	172	201
Other liabilities and accrued expenses	2,543	—	28	—	2,571

Total	$5,506	$653	$495	$5,957	$12,611

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

The firm did not have off-balance-sheet commitments to purchase or finance any CDOs held by structured investment vehicles as of September 2010 or December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5.	Deposits

The following table sets forth deposits as of September 2010 and December 2009:

	As of
	September	December
	2010	2009
	(in millions)
U.S. offices (1)	$31,688	$32,797
Non-U.S. offices (2)	6,756	6,621

Total	$38,444	$39,418

(1)	Substantially all U.S. deposits were interest-bearing and were held at GS Bank USA.

(2)	Substantially all non-U.S. deposits were interest-bearing and were held at Goldman Sachs Bank (Europe) PLC (GS Bank Europe).

Included in the above table are time deposits of $10.03 billion and $9.30 billion as of September 2010 and December 2009, respectively. The following table sets forth the maturities of time deposits as of September 2010:

	As of September 2010
	U.S.	Non-U.S.	Total
	(in millions)
2010	$1,301	$908	$2,209
2011	1,778	165	1,943
2012	1,021	—	1,021
2013	2,025	—	2,025
2014	501	—	501
2015-thereafter	2,328	—	2,328

Total	$8,954	$1,073	$10,027

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6.	Short-Term Borrowings

As of September 2010 and December 2009, short-term borrowings were $58.60 billion and $50.45 billion, respectively, comprised of $14.65 billion and $12.93 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $43.95 billion and $37.52 billion, respectively, of unsecured short-term borrowings. See Note 3 for information on other secured financings.

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

Unsecured short-term borrowings are set forth below:

	As of
	September	December
	2010	2009
	(in millions)
Current portion of unsecured long-term borrowings (1)	$22,352	$17,928
Hybrid financial instruments	13,024	10,741
Promissory notes	3,005	2,119
Commercial paper	1,184	1,660
Other short-term borrowings	4,384	5,068

Total (2)	$43,949	$37,516

(1)	Includes $7.23 billion and $1.73 billion as of September 2010 and December 2009, respectively, guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(2)	The weighted average interest rates for these borrowings, after giving effect to hedging activities, were 1.83% and 1.31% as of September 2010 and December 2009, respectively, and excluded financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7.	Long-Term Borrowings

As of September 2010 and December 2009, long-term borrowings were $197.07 billion and $196.29 billion, respectively, comprised of $11.95 billion and $11.20 billion, respectively, included in “Other secured financings” in the condensed consolidated statements of financial condition and $185.12 billion and $185.09 billion, respectively, of unsecured long-term borrowings. See Note 3 for information regarding other secured financings.

The firm’s unsecured long-term borrowings extend through 2043 and consist principally of senior borrowings.

Unsecured long-term borrowings are set forth below:

	As of
	September	December
	2010	2009
	(in millions)
Fixed rate obligations (1)	$124,629	$117,413
Floating rate obligations (2)	60,491	67,672

Total (3)	$185,120	$185,085

(1)	As of September 2010 and December 2009, $85.48 billion and $79.12 billion, respectively, of the firm’s fixed rate debt obligations were denominated in U.S. dollars and interest rates ranged from 0.20% to 10.04% (with a weighted average rate of 5.51%) and 0.25% to 10.04% (with a weighted average rate of 5.35%) as of September 2010 and December 2009, respectively. As of September 2010 and December 2009, $39.15 billion and $38.29 billion, respectively, of the firm’s fixed rate debt obligations were denominated in non-U.S. dollars and interest rates ranged from 0.85% to 14.85% (with a weighted average rate of 4.56%) and 0.80% to 13.00% (with a weighted average rate of 4.49%), respectively.

(2)	As of September 2010 and December 2009, $30.72 billion and $32.26 billion, respectively, of the firm’s floating rate debt obligations were denominated in U.S. dollars. As of September 2010 and December 2009, $29.77 billion and $35.41 billion, respectively, of the firm’s floating rate debt obligations were denominated in non-U.S. dollars. Floating interest rates generally are based on LIBOR or the federal funds target rate. Equity-linked and indexed instruments are included in floating rate obligations.

(3)	Includes $13.34 billion and $19.03 billion as of September 2010 and December 2009, respectively, guaranteed by the FDIC under the TLGP.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Unsecured long-term borrowings by maturity date are set forth below:

As of
September 2010
(in millions)
2011	$7,575
2012	25,954
2013	23,824
2014	18,282
2015	16,811
2016-thereafter	92,674

Total (1)(2)(3)(4)	$185,120

(1)	Unsecured long-term borrowings maturing within one year of the financial statement date and unsecured long-term borrowings that are redeemable within one year of the financial statement date at the option of the holder are included as unsecured short-term borrowings in the condensed consolidated statements of financial condition.

(2)	Unsecured long-term borrowings that are repayable prior to maturity at the option of the firm are reflected at their contractual maturity dates. Unsecured long-term borrowings that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable.

(3)	Amount includes an increase of $14.44 billion to the carrying amount of certain of the firm’s unsecured long-term borrowings related to fair value hedges. The amounts related to the carrying value of the firm’s unsecured long-term borrowings associated with fair value hedges by year of maturity are as follows: $44 million in 2011, $635 million in 2012, $893 million in 2013, $1.07 billion in 2014, $611 million in 2015 and $11.19 billion in 2016 and thereafter.

(4)	The aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $420 million.

The firm designates certain derivative contracts as fair value hedges to effectively convert a substantial portion of its unsecured long-term borrowings which are not accounted for at fair value into floating rate obligations. Accordingly, excluding the cumulative impact of changes in the firm’s credit spreads, the carrying value of unsecured long-term borrowings approximated fair value as of September 2010 and December 2009. For unsecured long-term borrowings for which the firm did not elect the fair value option, the cumulative impact due to changes in the firm’s own credit spreads would be a reduction in the carrying value of total unsecured long-term borrowings of less than 1% as of both September 2010 and December 2009.

The effective weighted average interest rates for unsecured long-term borrowings are set forth below:

	As of
	September 2010		December 2009
	Amount	Rate	Amount	Rate
	($ in millions)
Fixed rate obligations	$4,714	5.74%	$4,320	5.49%
Floating rate obligations (1)(2)	180,406	1.67	180,765	1.33

Total	$185,120	1.79	$185,085	1.42

(1)	Includes fixed rate obligations that have been converted into floating rate obligations through hedge accounting.

(2)	The weighted average interest rates as of September 2010 and December 2009 excluded financial instruments accounted for at fair value under the fair value option.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Subordinated Borrowings

As of September 2010 and December 2009, unsecured long-term borrowings included subordinated borrowings with outstanding principal amounts of $19.48 billion and $19.16 billion, respectively, as set forth below.

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

The firm pays interest semi-annually on these debentures at an annual rate of 6.345% and the debentures mature on February 15, 2034. The coupon rate and the payment dates applicable to the beneficial interests are the same as the interest rate and payment dates applicable to the debentures. The firm has the right, from time to time, to defer payment of interest on the debentures, and, therefore, cause payment on the Trust’s preferred beneficial interests to be deferred, in each case up to ten consecutive semi-annual periods. During any such extension period, the firm will not be permitted to, among other things, pay dividends on or make certain repurchases of its common stock. The Trust is not permitted to pay any distributions on the common beneficial interests held by Group Inc. unless all dividends payable on the preferred beneficial interests have been paid in full. The effective interest rate on these borrowings was 0.86% as of September 2010, after giving effect to fair value hedges that effectively convert fixed rate obligations into floating rate obligations. These debentures are junior in right of payment to all of Group Inc.’s senior indebtedness and all of Group Inc.’s subordinated borrowings, other than the junior subordinated debt issued in connection with the APEX.

Subordinated Debt.  As of September 2010, the firm had $14.39 billion of other subordinated debt outstanding with maturities ranging from 2014 to 2038. The effective weighted average interest rate on this debt was 1.18%, after giving effect to fair value hedges that effectively convert fixed rate obligations into floating rate obligations. As of December 2009, the firm had $14.07 billion of other subordinated debt outstanding with maturities ranging from 2017 to 2038. The effective weighted average interest rate on this debt was 1.51%, after giving effect to fair value hedges that effectively convert fixed rate obligations into floating rate obligations. This debt is junior in right of payment to all of the firm’s senior indebtedness.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8.	Commitments, Contingencies and Guarantees

Commitments

The following table summarizes the firm’s commitments as of September 2010 and December 2009:

	Commitment Amount by Period
	of Expiration as of September 2010				Total Commitments as of
	Remainder	2011-	2013-	2015-	September	December
	of 2010	2012	2014	Thereafter	2010	2009
	(in millions)
Commitments to extend credit (1)
Commercial lending:
Investment-grade	$1,102	$7,467	$2,896	$264	$11,729	$11,415
Non-investment-grade	4,338	2,711	3,536	4,558	15,143	8,153
William Street credit extension program	1,405	18,547	6,236	996	27,184	25,218
Warehouse financing	—	102	—	—	102	12

Total commitments to extend credit	6,845	28,827	12,668	5,818	54,158	44,798
Forward starting resale and securities borrowing agreements	56,105	—	—	—	56,105	34,844
Forward starting repurchase and securities lending agreements	12,151	—	—	—	12,151	10,545
Underwriting commitments	605	—	—	—	605	1,811
Letters of credit (2)	894	1,337	—	—	2,231	1,804
Investment commitments (3)	1,613	8,864	136	1,213	11,826	13,240
Other	112	58	41	32	243	380

Total commitments	$78,325	$39,086	$12,845	$7,063	$137,319	$107,422

(1)	Commitments to extend credit are presented net of amounts syndicated to third parties.

(2)	Consists of commitments under letters of credit issued by various banks which the firm provides to counterparties in lieu of securities or cash to satisfy various collateral and margin deposit requirements.

(3)	Consists of the firm’s commitments to invest in private equity, real estate and other assets directly and through funds that the firm raises and manages in connection with its merchant banking and other investing activities, consisting of $2.34 billion and $2.46 billion as of September 2010 and December 2009, respectively, related to real estate private investments and $9.49 billion and $10.78 billion as of September 2010 and December 2009, respectively, related to corporate and other private investments. Such commitments include $10.81 billion and $11.38 billion as of September 2010 and December 2009, respectively, of commitments to invest in funds managed by the firm, which will be funded at market value on the date of investment.

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

•	Commercial lending commitments. The firm’s commercial lending commitments are generally extended in connection with contingent acquisition financing and other types of corporate lending as well as commercial real estate financing. The total commitment amount does not necessarily reflect the actual future cash flow requirements, as the firm may syndicate all or substantial portions of these commitments in the future, the commitments may expire unused, or the commitments may be cancelled or reduced at the request of the counterparty. In addition, commitments that are extended for contingent acquisition financing are often intended to be short-term in nature, as borrowers often seek to replace them with other funding sources.

•	William Street credit extension program. Substantially all of the commitments provided under the William Street credit extension program are to investment-grade corporate borrowers. Commitments under the program are principally extended by William Street Commitment Corporation (Commitment Corp.), a consolidated wholly owned subsidiary of GS Bank USA, GS Bank USA and other subsidiaries of GS Bank USA. The commitments extended by Commitment Corp. are supported, in part, by funding raised by William Street Funding Corporation (Funding Corp.), another consolidated wholly owned subsidiary of GS Bank USA. The assets and liabilities of Commitment Corp. and Funding Corp. are legally separated from other assets and liabilities of the firm. The assets of Commitment Corp. and of Funding Corp. will not be available to their respective shareholders until the claims of their respective creditors have been paid. In addition, no affiliate of either Commitment Corp. or Funding Corp., except in limited cases as expressly agreed in writing, is responsible for any obligation of either entity. With respect to most of the William Street commitments, Sumitomo Mitsui Financial Group, Inc. (SMFG) provides the firm with credit loss protection that is generally limited to 95% of the first loss the firm realizes on approved loan commitments, up to a maximum of approximately $950 million. In addition, subject to the satisfaction of certain conditions, upon the firm’s request, SMFG will provide protection for 70% of additional losses on such commitments, up to a maximum of $1.13 billion, of which $375 million of protection had been provided as of both September 2010 and December 2009. The firm also uses other financial instruments to mitigate credit risks related to certain William Street commitments not covered by SMFG.

•	Warehouse financing. The firm provides financing for the warehousing of financial assets. These arrangements are secured by the warehoused assets, primarily consisting of residential and commercial mortgages as of September 2010 and December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Leases.  The firm has contractual obligations under long-term noncancelable lease agreements, principally for office space, expiring on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. Future minimum rental payments, net of minimum sublease rentals are set forth below:

As of
September 2010
(in millions)
Remainder of 2010	$137
2011	532
2012	402
2013	330
2014	306
2015-thereafter	1,857

Total	$3,564

Contingencies

Legal Proceedings

The firm is involved in a number of judicial, regulatory and arbitration proceedings (including those described below) concerning matters arising in connection with the conduct of the firm’s businesses. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the firm’s financial condition, but may be material to its operating results for any particular period, depending, in part, upon the operating results for such period. Given the inherent difficulty of predicting the outcome of the firm’s litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, the firm cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. The following supplements and amends the discussion of legal proceedings set forth under Part I, Item 3 “Legal Proceedings” in the firm’s 2009 Annual Report on Form 10-K.

IPO Process Matters.  In the lawsuits in the U.S. District Court for the Southern District of New York, on March 30, 2010, the U.S. Court of Appeals for the Second Circuit granted the motion of certain objectors to withdraw their petition seeking review of the district court’s certification of a class for purposes of the settlement. On October 6, 2010, the plaintiffs and certain objectors filed a stipulation of dismissal terminating the appeals of those objectors from the district court’s approval of the settlement. The appeals of the remaining objectors challenging certain aspects of the settlement’s approval remain pending.

In the lawsuit brought by an official committee of unsecured creditors on behalf of eToys, Inc., Goldman, Sachs & Co. (GS&Co.) moved for summary judgment on March 19, 2010.

Research Independence Matters.  In the lawsuit alleging that Group Inc. and GS&Co. violated the federal securities laws in connection with the firm’s research activities, the parties entered into a definitive settlement agreement on July 12, 2010 pursuant to which the settlement will be funded by the firm’s insurers. In the class action relating to research coverage of RSL Communications, Inc., the parties entered into a definitive settlement agreement on August 23, 2010. Both settlements have received preliminary court approval, but remain subject to final court approval.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The purported shareholder derivative action alleging that Group Inc.’s directors breached their fiduciary duties in connection with the firm’s research as well as the firm’s IPO allocations practices was voluntarily dismissed on March 3, 2010.

Enron Litigation Matters.  In the Texas federal court litigation relating to the Exchangeable Notes of Enron Corp., no appeal was taken from the final judgment approving the settlement in the class action, disposing of the matter. In the separate action brought by several funds that invested in the Exchangeable Notes and Zero Coupon Convertible Notes of Enron Corp., the funds did not opt out of the class settlement, and on April 20, 2010 the funds filed a notice discontinuing the individual action with prejudice.

Montana Power Litigation.  Final judgment was entered approving the settlement of the putative class action on August 4, 2010, and the settlement has become final.

Adelphia Communications Fraudulent Conveyance Litigation.  On March 2, 2010, GS&Co. moved for summary judgment.

Treasury Matters.  By an order dated April 13, 2010, the U.S. Court of Appeals for the Seventh Circuit ruled that GS&Co.’s motion to dismiss the appeal would be entertained together with the merits of the appeal.

Refco Securities Litigation.  On April 20, 2010, certain underwriting defendants including GS&Co. entered into a definitive settlement of the class action, pursuant to which they will contribute $49.5 million to a settlement fund. The settlement received court approval on October 27, 2010, but has yet to become final.

Short-Selling Litigation.  On March 3, 2010, the plaintiffs filed a petition in the U.S. Supreme Court seeking review of the appellate court decision affirming dismissal of the complaint. This petition was denied on May 17, 2010.

Fannie Mae Litigation.  On July 28, 2010, the district court dismissed the remaining three shareholder derivative actions. The plaintiffs have filed motions for reconsideration and revised their notices of appeal in these actions.

Compensation-Related Litigation.  In the action relating to Group Inc.’s 2007 proxy statement, on May 17, 2010, the U.S. Supreme Court denied the plaintiff’s petition seeking review of the appellate court decision affirming dismissal of the complaint.

In the action relating to Group Inc.’s 2008 proxy statement, the plaintiff filed a further amended complaint on March 24, 2010, and the defendants’ motion to dismiss this further amended complaint was granted on September 30, 2010. In dismissing the action, the court denied the defendants’ motion to enjoin the plaintiff from filing or prosecuting further duplicative litigation. On October 22, 2010, the plaintiff filed a notice of appeal from the dismissal of his complaint.

In the action that was removed from New York state court to the U.S. District Court for the Southern District of New York, the plaintiff’s motion to remand the action to state court was granted on July 29, 2010.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In the actions in New York state court, on April 8, 2010, the plaintiffs filed a motion indicating that they no longer intend to pursue their claims but are seeking an award of attorney’s fees in connection with bringing the suit, which the defendants have opposed. In the actions brought in the Delaware Court of Chancery, the defendants moved to dismiss on March 9, 2010, and the plaintiffs amended their complaint on April 28, 2010 to include, among other things, the allegations included in the SEC’s action described in the “Mortgage-Related Matters” section below. The defendants moved to dismiss this amended complaint on May 12, 2010.

Mortgage-Related Matters.  On March 31, 2010, the plaintiff in the putative class action commenced on December 11, 2008 relating to various mortgage pass-through and asset-backed certificates issued by various securitization trusts in 2007 filed a third amended complaint relating to two offerings, which the defendants moved to dismiss on June 22, 2010. This motion to dismiss was denied as to the plaintiff’s Section 12(a)(2) claims on September 22, 2010, and granted as to the plaintiff’s Section 11 claims on October 15, 2010, and the plaintiff has sought reconsideration to the extent the motion was granted. On June 3, 2010, another investor (who had unsuccessfully sought to intervene in the action) filed a separate putative class action asserting substantively similar allegations relating to an additional offering pursuant to the 2007 registration statement. The defendants moved to dismiss this separate action on November 1, 2010.

On April 16, 2010, the SEC brought an action (SEC Action) under the U.S. federal securities laws in the U.S. District Court for the Southern District of New York against GS&Co. and Fabrice Tourre, one of its employees, in connection with a CDO offering made in early 2007 (ABACUS 2007-AC1 transaction), alleging that the defendants made materially false and misleading statements to investors and seeking, among other things, unspecified monetary penalties. Investigations of GS&Co. by the Financial Industry Regulatory Authority, Inc. (FINRA) and of Goldman Sachs International (GSI) by the U.K. Financial Services Authority (FSA) were subsequently initiated, and Group Inc. and certain of its affiliates have received requests for information from other regulators, regarding CDO offerings, including the ABACUS 2007-AC1 transaction, and related matters.

On July 14, 2010, GS&Co. entered into a consent agreement with the SEC, settling all claims made against GS&Co. in the SEC Action. Pursuant to the agreement, GS&Co. consented, without admitting or denying the allegations in the SEC Action, to the imposition of a judgment: (i) ordering GS&Co. to disgorge $15 million; (ii) ordering GS&Co. to pay a civil penalty in the amount of $535 million; (iii) enjoining GS&Co. from violating Section 17(a) of the Securities Act of 1933; and (iv) ordering GS&Co. to implement certain remedial measures focused on offerings of mortgage-related securities. On July 20, 2010, the U.S. District Court for the Southern District of New York approved the settlement.

On September 9, 2010, the FSA announced a settlement with GSI pursuant to which the FSA found that GSI violated certain FSA principles by failing to (i) provide notification about the SEC Wells Notice issued to Mr. Tourre (who worked on the ABACUS 2007-AC1 transaction but subsequently transferred to GSI and became registered with the FSA) and (ii) have procedures and controls to ensure that GSI’s Compliance Department would be alerted to various aspects of the SEC investigation so as to be in a position to determine whether any aspects were reportable to the FSA. The FSA assessed a fine of £17.5 million.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Since April 22, 2010, a number of putative shareholder derivative actions have been filed in New York Supreme Court, New York County, and the U.S. District Court for the Southern District of New York against Group Inc., the Board of Directors of Group Inc. (Board) and certain officers and employees of Group Inc. and its affiliates in connection with mortgage-related matters between 2004 and 2007, including the ABACUS 2007-AC1 transaction and other CDO offerings. These derivative complaints generally include allegations of breach of fiduciary duty, corporate waste, abuse of control, mismanagement, unjust enrichment, misappropriation of information, securities fraud and insider trading, and challenge the accuracy and adequacy of Group Inc.’s disclosure. These derivative complaints seek, among other things, declaratory relief, unspecified compensatory damages, restitution and certain corporate governance reforms. The New York Supreme Court has consolidated the two actions pending in that court. Certain plaintiffs in the federal court cases have moved to consolidate these actions and to appoint lead plaintiff and lead counsel. In addition, as described in the “Compensation-Related Litigation” section above, the plaintiffs in the compensation-related Delaware Court of Chancery actions have amended their complaint to assert, among other things, allegations similar to those in the derivative claims referred to above, and the defendants have moved to dismiss this amended complaint.

Since April 23, 2010, the Board has received letters from shareholders demanding that the Board take action to address alleged misconduct by GS&Co., the Board and certain officers and employees of Group Inc. and its affiliates. The demands generally allege misconduct in connection with the ABACUS 2007-AC1 transaction, the alleged failure by Group Inc. to adequately disclose the SEC investigation that led to the SEC Action, and Group Inc.’s 2009 compensation practices. The demands include a letter from a Group Inc. shareholder, which previously made a demand that the Board investigate and take action in connection with auction products matters, and has now expanded its demand to address the foregoing matters. The Board has rejected the demands relating to auction products matters.

In addition, beginning April 26, 2010, a number of purported securities law class actions have been filed in the U.S. District Court for the Southern District of New York challenging the adequacy of Group Inc.’s public disclosure of, among other things, the firm’s activities in the CDO market and the SEC investigation that led to the SEC Action. The purported class action complaints, which name as defendants Group Inc. and certain officers and employees of Group Inc. and its affiliates, generally allege violations of Sections 10(b) and 20(a) of the Exchange Act and seek unspecified damages. On June 25, 2010, certain shareholders and groups of shareholders moved to consolidate these actions and to appoint lead plaintiffs and lead counsel.

In the public nuisance lawsuit brought by the City of Cleveland, the appellate court affirmed the complaint’s dismissal by a decision dated July 27, 2010 and, on October 14, 2010, denied the City’s petition for rehearing en banc.

On June 9, 2010, an Australian-based hedge fund Basis Yield Alpha Fund (Master), filed an action in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc., GSI, and GS JBWere asserting federal securities law and common law claims arising from two swap transactions executed with GSI. The complaint seeks $56 million in actual damages plus punitive damages and other relief. GS&Co. and Group Inc. moved to dismiss on August 2, 2010.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

On September 30, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York against GS&Co., Group Inc. and two former GS&Co. employees on behalf of investors in notes issued in 2006 and 2007 by two synthetic CDOs (Hudson Mezzanine 2006-1 and 2006-2). The complaint asserts federal securities law and common law claims, and seeks unspecified compensatory, punitive and other damages.

Various other alleged purchasers of mortgage pass-through certificates, CDOs and other mortgage-related products (including several Federal Home Loan Banks) have filed complaints in state and federal court against firm affiliates, generally alleging that the offering documents for these transactions contained untrue statements of material facts and material omissions and generally seeking rescission and damages. The firm has also received requests for information from regulators relating to the mortgage-related securitization process and particular transactions and is cooperating with the requests.

The firm expects to be the subject of additional putative shareholder derivative actions, purported class actions, rescission and “put back” claims and other litigation, additional investor and shareholder demands, and additional regulatory and other investigations and actions with respect to mortgage-related offerings, loan sales and CDOs. See the “Certain Mortgage-Related Contingencies” section below for further information regarding these matters.

Auction Products Matters.  On March 19, 2010, GS&Co. entered into an Administrative Consent Order with the Illinois Secretary of State, Securities Department, which had conducted an investigation on behalf of states other than New York. GS&Co. is in the process of entering into similar consent orders with the other states.

On July 21, 2010, the plaintiff in the putative shareholder derivative action withdrew the aspects of its demand on the Board for corporate records that related to auction products matters.

In the actions alleging a conspiracy to manipulate the auction securities market in violation of the federal antitrust laws, on March 1, 2010, the plaintiffs filed a notice of appeal from the dismissal of their complaints.

Private Equity-Sponsored Acquisitions Litigation.  On April 26, 2010, the plaintiffs moved for leave to proceed with a second phase of discovery encompassing additional transactions. On August 18, 2010, the court permitted discovery on eight additional transactions, and the plaintiffs filed a further amended complaint on October 7, 2010. The defendants filed a motion to dismiss certain aspects of the further amended complaint on October 21, 2010.

Washington Mutual Securities Litigation.  The plaintiffs filed their motion for class certification on April 30, 2010, and on October 12, 2010 the court granted class certification (except as to one transaction).

IndyMac Pass-Through Certificates Litigation.  By a decision dated June 21, 2010, the district court formally dismissed all claims relating to offerings in which no named plaintiff purchased certificates (including all offerings underwritten by GS&Co.), and both granted and denied the defendants’ motions to dismiss in various other respects. On May 17, 2010, four additional investors filed a motion seeking to intervene in order to assert claims based on additional offerings (including two underwritten by GS&Co.). On July 6, 2010, another additional investor filed a motion to intervene in order to assert claims based on additional offerings (none of which were underwritten by GS&Co.).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Employment-Related Matters.  On May 27, 2010, a putative class action was filed in the U.S. District Court for the Southern District of New York by several contingent technology workers who were employees of third-party vendors. The plaintiffs are seeking overtime pay for alleged hours worked in excess of 40 per work week. The complaint alleges that the plaintiffs were de facto employees of GS&Co. and that GS&Co. is responsible for the overtime pay under federal and state overtime laws. The complaint seeks class action status and unspecified damages.

On September 15, 2010, a putative class action was filed in the U.S. District for the Southern District of New York by three former female employees alleging that Group Inc. and GS&Co. have systematically discriminated against female employees in respect of compensation, promotion, assignments, mentoring and performance evaluations. The complaint alleges a class consisting of all female employees employed at specified levels by Group Inc. and GS&Co. since July 2002, and asserts claims under federal and New York City discrimination laws. The complaint seeks class action status, injunctive relief and unspecified amounts of compensatory, punitive and other damages.

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

Sales, Trading and Clearance Practices.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to the sales, trading and clearance of corporate and government securities and other financial products, including compliance with the SEC’s short sale rule, algorithmic and quantitative trading, futures trading, securities lending practices, trading of credit derivative instruments, commodities trading and the effectiveness of internal information barriers. Goldman Sachs is cooperating with the investigations and reviews.

Municipal Securities Matters.  Group Inc. and certain of its affiliates are subject to a number of investigations and reviews by various governmental and regulatory bodies and self-regulatory organizations relating to transactions involving municipal securities, including wall-cross procedures and conflict of interest disclosure with respect to state and municipal clients, the trading of municipal derivative instruments in connection with municipal offerings, political contribution rules and the possible impact of credit default swap transactions on municipal issuers. Goldman Sachs is cooperating with the investigations and reviews.

Group Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. (GSMMDP) and GS Bank USA are among numerous financial services firms that have been named as defendants in numerous substantially identical individual antitrust actions filed beginning on November 12, 2009 in the U.S. District Courts for the Central, Eastern and Northern Districts of California by multiple California municipalities, that have been coordinated with related antitrust class action litigation and individual actions, in which no Goldman Sachs affiliate is named, for pre-trial proceedings in the U.S. District Court for the Southern District of New York. On April 26, 2010, the Goldman Sachs defendants’ motion to dismiss was denied. A substantially identical complaint was filed in the U.S. District Court for the Eastern District of New York on September 21, 2010 by a not-for-profit entity that allegedly engaged in derivative transactions in connection with interest rate risk hedging, and the action has been conditionally transferred to the Southern District for coordination with the action pending there. All of these complaints against Group Inc., GSMMDP and GS Bank USA generally allege that the Goldman Sachs defendants participated in a conspiracy to arrange bids, fix prices and divide up the market for derivatives used by municipalities in refinancing and hedging transactions from 1992 to 2008.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The complaints assert claims under the federal antitrust laws and California’s Cartwright Act (and New York’s Donnelly Act with respect to the Eastern District of New York suit), and seek, among other things, treble damages under the antitrust laws and injunctive relief.

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

Certain Mortgage-Related Contingencies

There are multiple areas of focus by regulators, agencies and others within the mortgage market that may impact originators, issuers, servicers and investors. There remains significant uncertainty surrounding the nature and extent of any potential exposure for participants in this market.

Representation and Warranties.  The firm was not a significant originator of residential mortgage loans. The firm did purchase loans originated by others and generally received loan level representations of the type described below from the originators. During the period 2005 through 2008, the firm sold approximately $10 billion of loans to government sponsored enterprises and approximately $11 billion of loans to other third parties. In addition, the firm transferred loans to trusts and other mortgage securitization vehicles. As of September 2010, the outstanding balance of the loans transferred to trusts and other mortgage securitization vehicles during the period 2005 through 2008 was approximately $52 billion. This amount reflects paydowns and cumulative losses of approximately $74 billion ($13 billion of which are cumulative losses). A small number of Goldman Sachs-issued securitizations were structured with credit protection obtained from monoline insurers. In connection with both sales of loans and securitizations, the firm provided loan level representations of the type described below and/or assigned the loan level representations from the party from whom the firm purchased the loans.

The loan level representations made in connection with the sale or securitization of mortgage loans varied among transactions but were generally detailed representations applicable to each loan in the portfolio and addressed matters relating to the property, the borrower and the note. These representations generally included, but were not limited to, the following: (i) certain attributes of the borrower’s financial status; (ii) loan-to-value ratios, owner occupancy status and certain other characteristics of the property; (iii) the lien position; (iv) the fact that the loan was originated in compliance with law; and (v) completeness of the loan documentation.

To date repurchase claims and actual repurchases of residential mortgage loans based upon alleged breaches of representations have not been significant and have mainly involved government sponsored enterprises. During the nine months ended September 30, 2010, the firm incurred an immaterial loss on the repurchase of less than $50 million of loans.

Ultimately, the firm’s exposure to claims for repurchase of residential mortgage loans based on alleged breaches of representations will depend on a number of factors including the following: (i) the

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

extent to which these claims are actually made; (ii) the extent to which there are underlying breaches of representations that give rise to valid claims for repurchase; (iii) in the case of loans originated by others, the extent to which the firm could be held liable and, if it is, the firm’s ability to pursue and collect on any claims against the parties who made representations to the firm; (iv) macro-economic factors, including developments in the residential real estate market; and (v) legal and regulatory developments.

Based upon the large number of defaults in residential mortgages, including those sold or securitized by the firm, there is a potential for increasing claims for repurchases. However, the firm is not in a position to make a meaningful estimate of that exposure at this time.

Foreclosure Procedures.  The firm has received a number of requests for information from regulators and other agencies, including state attorneys general, as part of an industry-wide focus on the practices of lenders and servicers in connection with foreclosure proceedings. The requests seek information about the foreclosure protocols of Litton Loan Servicing LP (Litton), the firm’s residential mortgage servicing subsidiary, and any deviations therefrom. The firm is cooperating with the requests and is reviewing Litton’s practices in this area. Litton has temporarily suspended evictions and foreclosure and real estate owned sales in a number of states, including those with judicial foreclosure procedures. As of the date of this filing, the firm is not aware of foreclosures where the underlying foreclosure decision was not warranted. As of September 30, 2010, the value of the firm’s mortgage servicing rights was not material and any impact on their value would not be material to the firm. Similarly, at this time the firm does not expect the suspension of evictions and foreclosure and real estate owned sales to lead to a material increase in its mortgage servicing-related advances.

Guaranteed Minimum Death and Income Benefits

In connection with its insurance business, the firm is contingently liable to provide guaranteed minimum death and income benefits to certain contract holders and has established a reserve related to $5.87 billion and $6.35 billion of contract holder account balances as of September 2010 and December 2009, respectively, for such benefits. The weighted average attained age of these contract holders was 69 years and 68 years as of September 2010 and December 2009, respectively. The net amount at risk, representing guaranteed minimum death and income benefits in excess of contract holder account balances, was $1.90 billion and $1.96 billion as of September 2010 and December 2009, respectively. See Note 12 for more information on the firm’s insurance liabilities.

Guarantees

The firm enters into various derivative contracts that meet the definition of a guarantee under ASC 460. Disclosures about such derivative contracts are not required if such contracts may be cash settled and the firm has no basis to conclude it is probable that the counterparties held, at inception, the underlying instruments related to the derivative contracts. The firm has concluded that these conditions have been met for certain large, internationally active commercial and investment bank counterparties and certain other counterparties. Accordingly, the firm has not included such contracts in the tables below.

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

The following table sets forth certain information about the firm’s derivative contracts that meet the definition of a guarantee and certain other guarantees as of September 2010. Derivative contracts set forth below include written equity and commodity put options, written currency contracts and interest rate caps, floors and swaptions. See Note 3 for information regarding credit derivative contracts that meet the definition of a guarantee, which are not included below.

		Maximum Payout/
	Carrying	Notional Amount by Period of Expiration (1)
	Value of		2011-	2013-	2015-
	Net Liability	2010	2012	2014	Thereafter	Total
	(in millions)
As of September 2010
Derivatives (2)	$9,422	$99,479	$375,610	$68,173	$72,573	$615,835
Securities lending indemnifications (3)	—	33,188	—	—	—	33,188
Other financial guarantees (4)	6	318	442	358	787	1,905

(1)	Such amounts do not represent the anticipated losses in connection with these contracts.

(2)	Because derivative contracts are accounted for at fair value, carrying value is considered the best indication of payment/performance risk for individual contracts. However, the carrying value excludes the effect of a legal right of setoff that may exist under an enforceable netting agreement and the effect of netting of cash collateral posted pursuant to credit support agreements. These derivative contracts are risk managed together with derivative contracts that do not meet the definition of a guarantee under ASC 460 and, therefore, these amounts do not reflect the firm’s overall risk related to its derivative activities. As of December 2009, the carrying value of the net liability related to derivative guarantees was $7.22 billion.

(3)	Collateral held by the lenders in connection with securities lending indemnifications was $34.12 billion as of September 2010. Because the contractual nature of these arrangements requires the firm to obtain collateral with a market value that exceeds the value of the securities on loan from the borrower, there is minimal performance risk associated with these guarantees.

(4)	As of December 2009, the carrying value of the net liability related to other financial guarantees was $207 million. Other financial guarantees excludes certain commitments to issue standby letters of credit that are included in “Commitments to extend credit” in the table in “— Commitments” above.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

In the ordinary course of business, the firm indemnifies and guarantees certain service providers, such as clearing and custody agents, trustees and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the firm or its affiliates. The firm also indemnifies some clients against potential losses incurred in the event specified third-party service providers, including sub-custodians and third-party brokers, improperly execute transactions. In addition, the firm is a member of payment, clearing and settlement networks as well as securities exchanges around the world that may require the firm to meet the obligations of such networks and exchanges in the event of member defaults. In connection with its prime brokerage and clearing businesses, the firm agrees to clear and settle on behalf of its clients the transactions entered into by them with other brokerage firms. The firm’s obligations in respect of such transactions are secured by the assets in the client’s account as well as any proceeds received from the transactions cleared and settled by the firm on behalf of the client. In connection with joint venture investments, the firm may issue loan guarantees under which it may be liable in the event of fraud, misappropriation, environmental liabilities and certain other matters involving the borrower. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these guarantees and indemnifications have been recognized in the condensed consolidated statements of financial condition as of September 2010 and December 2009.

The firm provides representations and warranties to counterparties in connection with a variety of commercial transactions and occasionally indemnifies them against potential losses caused by the breach of those representations and warranties. The firm may also provide indemnifications protecting against changes in or adverse application of certain U.S. tax laws in connection with ordinary-course transactions such as securities issuances, borrowings or derivatives. In addition, the firm may provide indemnifications to some counterparties to protect them in the event additional taxes are owed or payments are withheld, due either to a change in or an adverse application of certain non-U.S. tax laws. These indemnifications generally are standard contractual terms and are entered into in the ordinary course of business. Generally, there are no stated or notional amounts included in these indemnifications, and the contingencies triggering the obligation to indemnify are not expected to occur. The firm is unable to develop an estimate of the maximum payout under these guarantees and indemnifications. However, management believes that it is unlikely the firm will have to make any material payments under these arrangements, and no material liabilities related to these arrangements have been recognized in the condensed consolidated statements of financial condition as of September 2010 and December 2009.

Note 9.	Shareholders’ Equity

Common and Preferred Equity

On October 18, 2010, Group Inc. declared a dividend of $0.35 per common share to be paid on December 30, 2010 to common shareholders of record on December 2, 2010.

During the three and nine months ended September 2010, the firm repurchased 5.4 million and 18.6 million shares of its common stock at an average cost per share of $147.10 and $164.87, for a total cost of $794 million and $3.07 billion, respectively. In addition, to satisfy minimum statutory employee tax withholding requirements related to the delivery of common stock underlying RSUs, the firm cancelled 6.2 million of RSUs with a total value of $963 million during the nine months ended September 2010.

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

Perpetual preferred stock issued and outstanding as of September 2010 is set forth in the following table:

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

On October 7, 2010, Group Inc. declared dividends of $239.58, $387.50, $255.56 and $255.56 per share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, to be paid on November 10, 2010 to preferred shareholders of record on October 26, 2010. In addition, Group Inc. declared a dividend of $2,500 per share of Series G Preferred Stock to be paid on November 10, 2010 to preferred shareholders of record on October 26, 2010.

Accumulated Other Comprehensive Income

The following table sets forth the firm’s accumulated other comprehensive income/(loss) by type:

	As of
	September	December
	2010	2009
	(in millions)
Currency translation adjustment, net of tax	$(169)	$(132)
Pension and postretirement liability adjustments, net of tax	(300)	(317)
Net unrealized gains on available-for-sale securities, net of tax (1)	185	87

Total accumulated other comprehensive loss, net of tax	$(284)	$(362)

(1)	Substantially all consists of net unrealized gains on available-for-sale securities held by the firm’s insurance subsidiaries as of both September 2010 and December 2009.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10.	Earnings Per Common Share

The computations of basic and diluted earnings per common share are set forth below:

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions, except per share amounts)
Numerator for basic and diluted EPS — net earnings applicable to common shareholders	$1,737	$3,028	$5,486	$7,405

Denominator for basic EPS — weighted average number of common shares	541.2	525.9	542.3	505.8
Effect of dilutive securities (1)
Restricted stock units	16.2	18.6	14.3	14.6
Stock options and warrants	25.3	32.4	27.8	18.6

Dilutive potential common shares	41.5	51.0	42.1	33.2

Denominator for diluted EPS — weighted average number of common shares and dilutive potential common shares	582.7	576.9	584.4	539.0

Basic EPS (2)	$3.19	$5.74	$10.06	$14.60
Diluted EPS	2.98	5.25	9.39	13.74

(1)	The diluted EPS computations do not include the antidilutive effect of RSUs, stock options and warrants as follows:

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
		(in millions)

Number of antidilutive RSUs and common shares underlying antidilutive stock options and warrants	6.1	6.0	6.1	31.8

(2)	Unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as a separate class of securities in calculating earnings per common share. The impact of applying this methodology was a reduction to basic earnings per common share of $0.02 for both the three months ended September 2010 and September 2009, and $0.06 and $0.04 for the nine months ended September 2010 and September 2009, respectively.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11.	Goodwill and Identifiable Intangible Assets

Goodwill

The following table sets forth the carrying value of the firm’s goodwill by operating segment, which is included in “Other assets” in the condensed consolidated statements of financial condition:

	As of
	September	December
	2010	2009
	(in millions)
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	258	265
Equities (1)	2,361	2,389
Principal Investments	84	84
Asset Management and Securities Services
Asset Management (2)	562	563
Securities Services	117	117

Total	$3,507	$3,543

(1)	Primarily related to SLK LLC (SLK).

(2)	Primarily related to The Ayco Company, L.P. (Ayco).

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Identifiable Intangible Assets

The following table sets forth the gross carrying amount, accumulated amortization and net carrying amount of the firm’s identifiable intangible assets, which are included in “Other assets” in the condensed consolidated statements of financial condition:

		As of
		September	December
		2010	2009
		(in millions)

Customer lists (1)	Gross carrying amount	$1,104	$1,117
	Accumulated amortization	(514)	(472)

	Net carrying amount	$590	$645

Broadcast	Gross carrying amount	$560	$—
royalties (2)	Accumulated amortization	(46)	—

	Net carrying amount	$514	$—

Commodities-related	Gross carrying amount	$642	$40
intangibles (3)	Accumulated amortization	(33)	(10)

	Net carrying amount	$609	$30

NYSE DMM rights	Gross carrying amount	$714	$714
	Accumulated amortization	(323)	(294)

	Net carrying amount	$391	$420

Insurance-related	Gross carrying amount	$292	$292
intangibles (4)	Accumulated amortization	(157)	(142)

	Net carrying amount	$135	$150

Exchange-traded	Gross carrying amount	$138	$138
fund (ETF) lead	Accumulated amortization	(52)	(48)

market maker rights	Net carrying amount	$86	$90

Other (5)	Gross carrying amount	$109	$130
	Accumulated amortization	(75)	(88)

	Net carrying amount	$34	$42

Total	Gross carrying amount	$3,559	$2,431
	Accumulated amortization	(1,200)	(1,054)

	Net carrying amount	$2,359	$1,377

(1)	Primarily includes the firm’s clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Represents television broadcast royalties held by a VIE consolidated upon adoption of ASU No. 2009-17.

(3)	Primarily includes commodity-related customer contracts and relationships, permits and access rights acquired during the first quarter of 2010.

(4)	Primarily includes VOBA related to the firm’s insurance businesses.

(5)	Primarily includes marketing-related assets and other contractual rights.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Substantially all of the firm’s identifiable intangible assets are considered to have finite lives and are amortized over their estimated lives. The weighted average remaining life of the firm’s identifiable intangible assets is approximately 12 years. “Depreciation and amortization” in the condensed consolidated statements of earnings includes amortization related to identifiable intangible assets of $33 million and $8 million for the three months ended September 2010 and September 2009, respectively, and $159 million and $70 million for the nine months ended September 2010 and September 2009, respectively.

The estimated future amortization for existing identifiable intangible assets through 2015 is set forth below:

As of
September 2010
(in millions)
Remainder of 2010	$69
2011	292
2012	276
2013	254
2014	223
2015	193

Note 12.	Other Assets and Other Liabilities

Other Assets

Other assets are generally less liquid, non-financial assets. The following table sets forth the firm’s other assets by type:

	As of
	September	December
	2010	2009
	(in millions)
Property, leasehold improvements and equipment (1)(2)	$11,410	$11,380
Goodwill and identifiable intangible assets (3)	5,866	4,920
Income tax-related assets	6,546	7,937
Equity-method investments (4)	1,402	1,484
Miscellaneous receivables and other	3,847	3,747

Total	$29,071	$29,468

(1)	Net of accumulated depreciation and amortization of $8.12 billion and $7.28 billion as of September 2010 and December 2009, respectively.

(2)	Includes $6.39 billion and $5.90 billion as of September 2010 and December 2009, respectively, related to property, leasehold improvements and equipment that the firm uses in connection with its operations. The remainder is held by investment entities consolidated by the firm.

(3)	See Note 11 for further information regarding the firm’s goodwill and identifiable intangible assets.

(4)	Excludes investments of $4.05 billion and $2.95 billion accounted for at fair value under the fair value option as of September 2010 and December 2009, respectively, which are included in “Trading assets, at fair value” in the condensed consolidated statements of financial condition. The increase in investments accounted for at fair value under the fair value option from December 2009 to September 2010 is primarily related to investments held by VIEs consolidated upon adoption of ASU No. 2009-17.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Other Liabilities

The following table sets forth the firm’s other liabilities and accrued expenses by type:

	As of
	September	December
	2010	2009
	(in millions)
Compensation and benefits	$9,466	$11,170
Insurance-related liabilities (1)	11,670	11,832
Noncontrolling interests (2)	846	960
Income tax-related liabilities	2,788	4,022
Employee interests in consolidated funds	461	416
Subordinated liabilities issued by consolidated VIEs	2,011 (3)	612
Accrued expenses and other	4,135	4,843

Total	$31,377	$33,855

(1)	Insurance-related liabilities are set forth in the table below:

	As of
	September	December
	2010	2009
	(in millions)

Separate account liabilities	$3,888	$4,186
Liabilities for future benefits and unpaid claims	6,694	6,484
Contract holder account balances	827	874
Reserves for guaranteed minimum death and income benefits	261	288

Total insurance-related liabilities	$11,670	$11,832

Separate account liabilities are supported by separate account assets, representing segregated contract holder funds under variable annuity and life insurance contracts. Separate account assets are included in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition.

Liabilities for future benefits and unpaid claims include liabilities arising from reinsurance provided by the firm to other insurers. The firm had a receivable of $1.31 billion and $1.29 billion as of September 2010 and December 2009, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. In addition, the firm has ceded risks to reinsurers related to certain of its liabilities for future benefits and unpaid claims and had a receivable of $859 million and $870 million as of September 2010 and December 2009, respectively, related to such reinsurance contracts, which is reported in “Receivables from customers and counterparties” in the condensed consolidated statements of financial condition. Contracts to cede risks to reinsurers do not relieve the firm from its obligations to contract holders. Liabilities for future benefits and unpaid claims include $2.13 billion and $1.84 billion carried at fair value under the fair value option as of September 2010 and December 2009, respectively.

Reserves for guaranteed minimum death and income benefits represent a liability for the expected value of guaranteed benefits in excess of projected annuity account balances. These reserves are based on total payments expected to be made less total fees expected to be assessed over the life of the contract.

(2)	Includes $560 million and $598 million related to consolidated investment funds as of September 2010 and December 2009, respectively.

(3)	Includes $1.40 billion related to entities consolidated upon adoption of ASU No. 2009-17.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 13.	Transactions with Affiliated Funds

The firm has formed numerous nonconsolidated investment funds with third-party investors. The firm generally acts as the investment manager for these funds and, as such, is entitled to receive management fees and, in certain cases, advisory fees, incentive fees or overrides from these funds. These fees amounted to $2.06 billion and $1.80 billion for the nine months ended September 2010 and September 2009, respectively. As of September 2010 and December 2009, the fees receivable from these funds were $680 million and $1.04 billion, respectively. Additionally, the firm may invest alongside the third-party investors in certain funds. The aggregate carrying value of the firm’s interests in these funds was $14.47 billion and $13.84 billion as of September 2010 and December 2009, respectively.

The firm has provided voluntary financial support to certain of its funds that have experienced significant reductions in capital and liquidity or had limited access to the debt markets during the financial crisis. As of September 30, 2010, the firm had exposure to these funds in the form of loans and guarantees of $343 million, primarily related to certain real estate funds. In addition, as of September 30, 2010, the firm had outstanding commitments to extend credit to these funds of $149 million. The firm may provide additional voluntary financial support to these funds if they were to experience significant financial distress; however, such amounts are not expected to be material to the firm. In the ordinary course of business, the firm may also engage in other activities with these funds, including, among others, securities lending, trade execution, trading, custody, and acquisition and bridge financing. See Note 8 for the firm’s investment commitments related to these funds.

Note 14.	Income Taxes

The firm is subject to examination by the U.S. Internal Revenue Service (IRS) and other taxing authorities in jurisdictions where the firm has significant business operations, such as the United Kingdom, Japan, Hong Kong, Korea and various states, such as New York. The tax years under examination vary by jurisdiction. The firm believes that within the twelve months subsequent to September 2010, certain audits have a reasonable possibility of being completed. The firm does not expect completion of these audits to have a material impact on the firm’s financial condition but it may be material to the firm’s operating results for a particular period, depending, in part, upon the operating results for that period.

Below is a table of the earliest tax years that remain subject to examination by major jurisdiction:

	As of
Jurisdiction	September 2010
U.S. Federal	2005	(1)
New York State and City	2004	(2)
United Kingdom	2005
Japan	2005	(3)
Hong Kong	2004
Korea	2008

(1)	IRS examination of fiscal 2005, 2006 and 2007 began during 2008. IRS examination of fiscal 2003 and 2004 has been completed but the liabilities for those years are not yet final.

(2)	New York State and City examination of fiscal 2004, 2005 and 2006 began in 2008.

(3)	Japan National Tax Agency examination of fiscal 2005 through 2009 began during the first quarter of 2010.

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

Federal Reserve Board regulations require bank holding companies to maintain a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. The required minimum Tier 1 capital ratio and total capital ratio in order to be considered a “well-capitalized” bank holding company under the Federal Reserve Board guidelines are 6% and 10%, respectively. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum Tier 1 leverage ratio of 4%.

Many of the firm’s subsidiaries, including GS&Co. and the firm’s other broker-dealer subsidiaries, are subject to separate regulation and capital requirements as described below.

The following table sets forth information regarding Group Inc.’s capital ratios as of September 2010 and December 2009 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel 1). These ratios are used by the Federal Reserve Board and other U.S. federal banking agencies in the supervisory review process, including the assessment of the firm’s capital adequacy.

	As of
	September	December
	2010	2009
	($ in millions)
Tier 1 capital	$69,800	$64,642
Tier 2 capital	13,685	13,828
Total capital	83,485	78,470
Risk-weighted assets	443,792	431,890
Tier 1 capital ratio	15.7%	15.0%
Total capital ratio	18.8%	18.2%
Tier 1 leverage ratio	8.1%	7.6%

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Risk-Weighted Assets (RWAs) under the Federal Reserve Board’s risk-based capital guidelines are calculated based on the amount of market risk and credit risk. RWAs for market risk are determined by reference to the firm’s VaR models, supplemented by other measures to capture risks not reflected in the firm’s VaR models. Credit risk for on-balance-sheet assets is based on the balance sheet value. For off-balance-sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional amount of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm, or other entity (or if collateral is held, depending on the nature of the collateral).

The firm’s Tier 1 leverage ratio is defined as Tier 1 capital under Basel 1 divided by average adjusted total assets (which includes adjustments for disallowed goodwill and intangible assets, and the carrying value of equity investments in non-financial companies that are subject to deductions from Tier 1 capital).

The firm is currently working to implement the requirements set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (Basel 2) issued by the Basel Committee on Banking Supervision (Basel Committee) as applicable to it as a bank holding company. U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., transition to Basel 2 over several years.

In addition, the Basel Committee has undertaken a program of substantial revisions to its capital guidelines. In particular, the changes in the “Basel 2.5” guidelines will result in increased capital requirements for market risk; additionally, the “Basel 3” guidelines set new minimum capital ratios, revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, introduce a Tier 1 leverage ratio for the first time within international guidelines, and make substantial revisions to the computation of risk-weighted assets for credit exposures. Implementation of the new requirements is expected to take place over an extended transition period, starting at the end of 2011 (Basel 2.5) and end of 2012 (Basel 3). However, although certain aspects of the changes to the Basel Committee’s capital guidelines have been finalized, other matters remain under discussion, and the federal banking regulatory agencies in the United States have not yet issued draft regulations to implement either Basel 2.5 or Basel 3, and so the final regulations may be substantially different from our current expectations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) will subject the firm at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions specifically, and directs banking regulators to impose additional capital requirements. The Federal Reserve Board will be required to implement the new leverage and risk-based capital regulation by January 2012. As a consequence of these changes, Tier 1 capital treatment for the firm’s junior subordinated debt issued to trusts and the firm’s cumulative preferred stock will be phased out over a three-year period beginning on January 1, 2013. The interaction between the Dodd-Frank Act and the Basel Committee’s proposed changes adds further uncertainty to the firm’s future capital requirements.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the FDIC, is regulated by the Federal Reserve Board and the New York State Banking Department (NYSBD) and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel 1 as implemented by the Federal Reserve Board, for purposes of assessing the adequacy of its capital. In order to be considered a “well-capitalized” depository institution under the Federal Reserve Board guidelines, GS Bank USA must maintain a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. In November 2008, the firm contributed subsidiaries into GS Bank USA. In connection with this contribution, GS Bank USA agreed with the Federal Reserve Board to minimum capital ratios in excess of these “well-capitalized” levels. Accordingly, for a period of time, GS Bank USA is expected to maintain a Tier 1 capital ratio of at least 8%, a total capital ratio of at least 11% and a Tier 1 leverage ratio of at least 6%.

The following table sets forth information regarding GS Bank USA’s capital ratios under Basel 1 as implemented by the Federal Reserve Board, as of September 2010 and December 2009:

	As of
	September	December
	2010	2009
Tier 1 capital ratio	18.1%	14.9%
Total capital ratio	23.0%	19.3%
Tier 1 leverage ratio	19.1%	15.4%

GS Bank USA is currently working to implement the Basel 2 framework. Similar to the firm’s requirement as a bank holding company, GS Bank USA is required to transition to Basel 2 over the next several years. In addition, the capital requirements for GS Bank USA are expected to be impacted by changes to the Basel Committee’s capital guidelines and by the Dodd-Frank Act, as outlined above.

The deposits of GS Bank USA are insured by the FDIC to the extent provided by law. The Federal Reserve Board requires depository institutions to maintain cash reserves with a Federal Reserve Bank. The amount deposited by the firm’s depository institution subsidiaries held at the Federal Reserve Bank was approximately $26.42 billion and $27.43 billion as of September 2010 and December 2009, respectively, which exceeded required reserve amounts by $25.60 billion and $25.86 billion as of September 2010 and December 2009, respectively. GS Bank Europe, a wholly owned credit institution, is regulated by the Central Bank of Ireland and is subject to minimum capital requirements. As of September 2010 and December 2009, GS Bank USA and GS Bank Europe were both in compliance with all regulatory capital requirements.

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

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The firm’s U.S. regulated broker-dealer subsidiaries include GS&Co. and Goldman Sachs Execution & Clearing, L.P. (GSEC). GS&Co. and GSEC are registered U.S. broker-dealers and futures commission merchants subject to Rule 15c3-1 of the SEC and Rule 1.17 of the Commodity Futures Trading Commission, which specify uniform minimum net capital requirements, as defined, for their registrants, and also effectively require that a significant part of the registrants’ assets be kept in relatively liquid form. GS&Co. and GSEC have elected to compute their minimum capital requirements in accordance with the “Alternative Net Capital Requirement” as permitted by Rule 15c3-1. As of September 2010, GS&Co. had regulatory net capital, as defined by Rule 15c3-1, of $10.54 billion, which exceeded the amount required by $8.60 billion. As of September 2010, GSEC had regulatory net capital, as defined by Rule 15c3-1, of $1.95 billion, which exceeded the amount required by $1.83 billion. In addition to its alternative minimum net capital requirements, GS&Co. is also required to hold tentative net capital in excess of $1 billion and net capital in excess of $500 million in accordance with the market and credit risk standards of Appendix E of Rule 15c3-1. GS&Co. is also required to notify the SEC in the event that its tentative net capital is less than $5 billion. As of September 2010 and December 2009, GS&Co. had tentative net capital and net capital in excess of both the minimum and the notification requirements.

The firm has U.S. insurance subsidiaries that are subject to state insurance regulation and oversight in the states in which they are domiciled and in the other states in which they are licensed. In addition, certain of the firm’s insurance subsidiaries outside of the U.S. are regulated by the FSA and certain are regulated by the Bermuda Monetary Authority. The firm’s insurance subsidiaries were in compliance with all regulatory capital requirements as of September 2010 and December 2009.

The firm’s principal non-U.S. regulated subsidiaries include GSI and Goldman Sachs Japan Co., Ltd. (GSJCL). GSI, the firm’s regulated U.K. broker-dealer, is subject to the capital requirements of the FSA. GSJCL, the firm’s regulated Japanese broker-dealer, is subject to the capital requirements imposed by Japan’s Financial Services Agency. As of September 2010 and December 2009, GSI and GSJCL were in compliance with their local capital adequacy requirements. Certain other non-U.S. subsidiaries of the firm are also subject to capital adequacy requirements promulgated by authorities of the countries in which they operate. As of September 2010 and December 2009, these subsidiaries were in compliance with their local capital adequacy requirements.

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

In reporting to management, the firm’s operating results are categorized into the following three business segments: Investment Banking, Trading and Principal Investments, and Asset Management and Securities Services. See Note 18 to the consolidated financial statements in Part II, Item 8 of the firm’s 2009 Annual Report on Form 10-K for a discussion of the basis of presentation for the firm’s business segments.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Segment Operating Results

Management believes that the following information provides a reasonable representation of each segment’s contribution to consolidated pre-tax earnings and total assets:

		As of or for the
		Three Months		Nine Months
		Ended September		Ended September
		2010	2009	2010	2009
		(in millions)

Investment	Net revenues	$1,119	$899	$3,220	$3,162
Banking	Operating expenses	889	772	2,599	2,644

	Pre-tax earnings	$230	$127	$621	$518

	Segment assets	$1,672	$1,363	$1,672	$1,363

Trading and	Net revenues	$6,380	$10,027	$23,181	$27,961
Principal	Operating expenses	4,011	5,550	14,530	16,713

Investments	Pre-tax earnings	$2,369	$4,477	$8,651	$11,248

	Segment assets	$705,076	$684,878	$705,076	$684,878

Asset Management	Net revenues	$1,404	$1,446	$4,118	$4,435
and Securities	Operating expenses	1,165	1,220	3,309	3,675

Services	Pre-tax earnings	$239	$226	$809	$760

	Segment assets	$201,931	$195,944	$201,931	$195,944

Total	Net revenues (1)(2)	$8,903	$12,372	$30,519	$35,558
	Operating expenses (3)	6,092	7,578	21,101	23,106

	Pre-tax earnings (4)	$2,811	$4,794	$9,418	$12,452

	Total assets	$908,679	$882,185	$908,679	$882,185

(1)	Net revenues include net interest income as set forth in the table below:

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions)

Investment Banking	$—	$—	$—	$—
Trading and Principal Investments	775	1,226	3,089	4,132
Asset Management and Securities Services	353	464	1,076	1,507

Total net interest	$1,128	$1,690	$4,165	$5,639

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

(2)	Net revenues include non-interest revenues as set forth in the table below:

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions)

Investment banking fees	$1,119	$899	$3,220	$3,162
Equities commissions	806	930	2,664	2,925
Asset management and other fees	1,051	982	3,042	2,928
Trading and principal investments revenues	4,799	7,871	17,428	20,904

Total non-interest revenues	$7,775	$10,682	$26,354	$29,919

Trading and principal investments revenues include $33 million and $0 for the three months ended September 2010 and September 2009, respectively, and $96 million and $16 million for the nine months ended September 2010 and September 2009, respectively, of realized gains on securities held within the firm’s insurance subsidiaries which are accounted for as available-for-sale.

(3)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $27 million and $36 million for the three months ended September 2010 and September 2009, respectively, and $663 million and $74 million for the nine months ended September 2010 and September 2009, respectively, that have not been allocated to the firm’s segments.

(4)	Pre-tax earnings include total depreciation and amortization as set forth in the table below:

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions)

Investment Banking	$45	$42	$130	$118
Trading and Principal Investments	258	267	869	1,218
Asset Management and Securities Services	55	64	174	213

Total depreciation and amortization	$358	$373	$1,173	$1,549

Geographic Information

Due to the highly integrated nature of international financial markets, the firm manages its businesses based on the profitability of the enterprise as a whole. Since a significant portion of the firm’s activities require cross-border coordination in order to facilitate the needs of the firm’s clients, the methodology for allocating the firm’s profitability to geographic regions is dependent on estimates and management judgment. Specifically, in interim periods, the firm generally allocates compensation and benefits to geographic regions based upon the firmwide compensation to net revenues ratio. In the fourth quarter when compensation by employee is finalized, compensation and benefits are allocated to the geographic regions based upon total actual compensation during the fiscal year. See Note 18 to the consolidated financial statements in Part II, Item 8 of the firm’s 2009 Annual Report on Form 10-K for a discussion of the method of allocating by geographic region.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

The following table sets forth the total net revenues and pre-tax earnings of the firm by geographic region allocated based on the methodology referred to above, as well as the percentage of total net revenues and pre-tax earnings (excluding Corporate) for each geographic region:

	Three Months				Nine Months
	Ended September				Ended September
	2010		2009		2010		2009
	($ in millions)
Net revenues
Americas (1)	$4,855	55%	$6,590	53%	$16,561	54%	$20,082	56%
EMEA (2)	2,230	25	3,529	29	8,281	27	9,142	26
Asia	1,818	20	2,253	18	5,677	19	6,334	18

Total net revenues	$8,903	100%	$12,372	100%	$30,519	100%	$35,558	100%

Pre-tax earnings
Americas (1)	$1,443	51%	$2,264	47%	$5,409	53%	$6,794	54%
EMEA (2)	788	28	1,609	33	2,701	27	3,750	30
Asia	607	21	957	20	1,971	20	1,982	16

Subtotal	2,838	100%	4,830	100%	10,081	100%	12,526	100%

Corporate (3)	(27)		(36)		(663)		(74)

Total pre-tax earnings	$2,811		$4,794		$9,418		$12,452

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa). Pre-tax earnings include the impact of the U.K. bank payroll tax for the nine months ended September 2010.

(3)	Consists of net provisions for a number of litigation and regulatory proceedings.

THE GOLDMAN SACHS GROUP, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 17.	Interest Income and Interest Expense

The following table sets forth the details of the firm’s interest income and interest expense:

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
		(in millions)
Interest income (1)
Deposits with banks	$23	$10	$56	$50
Securities borrowed, securities purchased under agreements to resell and federal funds sold	156	122	371	849
Trading assets, at fair value	2,439	2,507	7,845	8,546
Other interest (2)	319	361	968	1,387

Total interest income	$2,937	$3,000	$9,240	$10,832

Interest expense
Deposits	$86	$77	$223	$346
Securities loaned and securities sold under agreements to repurchase, at fair value	198	246	497	1,157
Trading liabilities, at fair value	449	520	1,425	1,389
Short-term borrowings (3)	110	114	341	508
Long-term borrowings (4)	872	467	2,356	2,064
Other interest (5)	94	(114)	233	(271)

Total interest expense	$1,809	$1,310	$5,075	$5,193

Net interest income	$1,128	$1,690	$4,165	$5,639

(1)	Interest income is recorded on an accrual basis based on contractual interest rates.

(2)	Primarily includes interest income on customer debit balances and other interest-earning assets.

(3)	Includes interest on unsecured short-term borrowings and short-term other secured financings.

(4)	Includes interest on unsecured long-term borrowings and long-term other secured financings.

(5)	Primarily includes interest expense on customer credit balances and other interest-bearing liabilities.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of
The Goldman Sachs Group, Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of The Goldman Sachs Group, Inc. and its subsidiaries (the Company) as of September 30, 2010, the related condensed consolidated statements of earnings for the three and nine months ended September 30, 2010 and September 25, 2009, the condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2010, the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and September 25, 2009, and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2010 and September 25, 2009. These condensed consolidated interim financial statements are the responsibility of the Company’s management.

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
November 8, 2010

STATISTICAL DISCLOSURES

Distribution of Assets, Liabilities and Shareholders’ Equity

The following tables set forth a summary of consolidated average balances and interest rates for the three and nine months ended September 2010 and September 2009:

	Three Months Ended September
	2010			2009
			Average			Average
	Average		rate	Average		rate
	balance	Interest	(annualized)	balance	Interest	(annualized)
	(in millions, except rates)
Assets
Deposits with banks	$31,042	$23	0.29%	$20,036	$10	0.20%
U.S.	27,383	18	0.26	15,929	7	0.18
Non-U.S.	3,659	5	0.54	4,107	3	0.29
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	358,557	156	0.17	361,589	122	0.14
U.S.	248,469	51	0.08	243,005	(21)	(0.03)
Non-U.S.	110,088	105	0.38	118,584	143	0.48
Trading assets (1)(2)	268,076	2,439	3.61	270,662	2,507	3.72
U.S.	183,747	1,811	3.91	189,556	1,772	3.75
Non-U.S.	84,329	628	2.95	81,106	735	3.63
Other interest-earning assets (3)	118,408	319	1.07	110,724	361	1.31
U.S.	82,863	140	0.67	70,246	231	1.32
Non-U.S.	35,545	179	2.00	40,478	130	1.29

Total interest-earning assets	776,083	2,937	1.50	763,011	3,000	1.58
Cash and due from banks	4,123			4,583
Other non-interest-earning assets (2)	111,095			115,933

Total assets	$891,301			$883,527

Liabilities
Interest-bearing deposits	$37,597	$86	0.91%	$41,662	$77	0.74%
U.S.	30,993	79	1.01	35,097	66	0.75
Non-U.S.	6,604	7	0.42	6,565	11	0.67
Securities loaned and securities sold under agreements to repurchase, at fair value	158,722	198	0.49	143,888	246	0.69
U.S.	111,032	106	0.38	105,453	79	0.30
Non-U.S.	47,690	92	0.77	38,435	167	1.74
Trading liabilities (1)(2)	90,723	449	1.96	82,939	520	2.51
U.S.	44,156	183	1.64	47,781	187	1.57
Non-U.S.	46,567	266	2.27	35,158	333	3.80
Commercial paper	1,616	1	0.20	1,190	1	0.34
U.S.	227	—	0.24	228	—	0.21
Non-U.S.	1,389	1	0.20	962	1	0.42
Other borrowings (4)(5)	51,708	109	0.84	49,853	113	0.91
U.S.	30,446	98	1.28	30,302	93	1.23
Non-U.S.	21,262	11	0.21	19,551	20	0.41
Long-term borrowings (5)(6)	194,044	872	1.78	202,807	467	0.92
U.S.	184,766	793	1.70	191,347	402	0.84
Non-U.S.	9,278	79	3.38	11,460	65	2.27
Other interest-bearing liabilities (7)	188,176	94	0.20	197,959	(114)	(0.23)
U.S.	142,478	(38)	(0.11)	143,630	(195)	(0.54)
Non-U.S.	45,698	132	1.15	54,329	81	0.60

Total interest-bearing liabilities	722,586	1,809	0.99	720,298	1,310	0.73
Non-interest-bearing deposits	111			56
Other non-interest-bearing liabilities (2)	93,981			99,539

Total liabilities	816,678			819,893
Shareholders’ equity
Preferred stock	6,957			6,957
Common stock	67,666			56,677

Total shareholders’ equity	74,623			63,634
Total liabilities, preferred stock and shareholders’ equity	$891,301			$883,527

Interest rate spread			0.51%			0.85%
Net interest income and net yield on interest-earning assets		$1,128	0.58		$1,690	0.89
U.S.		799	0.58		1,357	1.05
Non-U.S.		329	0.56		333	0.55
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			30.10%			32.01%
Liabilities			24.70			23.11

STATISTICAL DISCLOSURES

	Nine Months Ended September
	2010			2009
			Average			Average
	Average		rate	Average		rate
	balance	Interest	(annualized)	balance	Interest	(annualized)
	(in millions, except rates)
Assets
Deposits with banks	$27,512	$56	0.27%	$21,986	$50	0.30%
U.S.	22,947	43	0.25	17,524	33	0.25
Non-U.S.	4,565	13	0.38	4,462	17	0.51
Securities borrowed, securities purchased under agreements to resell, at fair value, and federal funds sold	356,122	371	0.14	357,220	849	0.32
U.S.	246,348	48	0.03	258,790	31	0.02
Non-U.S.	109,774	323	0.39	98,430	818	1.11
Trading assets (1)(2)	269,669	7,845	3.89	277,978	8,546	4.11
U.S.	186,789	5,953	4.26	200,365	6,579	4.39
Non-U.S.	82,880	1,892	3.05	77,613	1,967	3.39
Other interest-earning assets (3)	113,898	968	1.14	132,146	1,387	1.40
U.S.	79,292	486	0.82	85,898	799	1.24
Non-U.S.	34,606	482	1.86	46,248	588	1.70

Total interest-earning assets	767,201	9,240	1.61	789,330	10,832	1.83
Cash and due from banks	3,335			5,757
Other non-interest-earning assets (2)	110,326			127,651

Total assets	$880,862			$922,738

Liabilities
Interest-bearing deposits	$37,733	$223	0.79%	$41,212	$346	1.12%
U.S.	31,118	206	0.89	35,320	309	1.17
Non-U.S.	6,615	17	0.34	5,892	37	0.84
Securities loaned and securities sold under agreements to repurchase, at fair value	156,661	497	0.42	160,593	1,157	0.96
U.S.	111,316	248	0.30	116,730	338	0.39
Non-U.S.	45,345	249	0.73	43,863	819	2.50
Trading liabilities (1)(2)	88,365	1,425	2.16	71,162	1,389	2.61
U.S.	44,525	642	1.93	38,038	425	1.49
Non-U.S.	43,840	783	2.39	33,124	964	3.89
Commercial paper	1,654	3	0.23	747	4	0.72
U.S.	357	—	0.05	291	3	1.38
Non-U.S.	1,297	3	0.28	456	1	0.29
Other borrowings (4)(5)	51,192	338	0.88	61,366	504	1.10
U.S.	29,973	291	1.30	38,569	430	1.49
Non-U.S.	21,219	47	0.30	22,797	74	0.43
Long-term borrowings (5)(6)	192,177	2,356	1.64	203,160	2,064	1.36
U.S.	182,288	2,156	1.58	191,768	1,872	1.31
Non-U.S.	9,889	200	2.70	11,392	192	2.25
Other interest-bearing liabilities (7)	187,398	233	0.17	211,599	(271)	(0.17)
U.S.	142,161	(167)	(0.16)	149,346	(642)	(0.57)
Non-U.S.	45,237	400	1.18	62,253	371	0.80

Total interest-bearing liabilities	715,180	5,075	0.95	749,839	5,193	0.93
Non-interest-bearing deposits	188			74
Other non-interest-bearing liabilities (2)	91,937			108,036

Total liabilities	807,305			857,949
Shareholders’ equity
Preferred stock	6,957			12,685
Common stock	66,600			52,104

Total shareholders’ equity	73,557			64,789
Total liabilities, preferred stock and shareholders’ equity	$880,862			$922,738

Interest rate spread			0.66%			0.90%
Net interest income and net yield on interest-earning assets		$4,165	0.73		$5,639	0.96
U.S.		3,154	0.79		4,707	1.12
Non-U.S.		1,011	0.58		932	0.55
Percentage of interest-earning assets and interest-bearing liabilities attributable to non-U.S. operations (8)
Assets			30.22%			28.73%
Liabilities			24.25			23.98

STATISTICAL DISCLOSURES

(1)	Consists of cash trading instruments, including equity securities and convertible debentures.

(2)	Derivative instruments are included in other non-interest-earning assets and other non-interest-bearing liabilities.

(3)	Primarily consists of cash and securities segregated for regulatory and other purposes and receivables from customers and counterparties.

(4)	Consists of short-term other secured financings and unsecured short-term borrowings, excluding commercial paper.

(5)	Interest rates include the effects of interest rate swaps accounted for as hedges.

(6)	Consists of long-term other secured financings and unsecured long-term borrowings.

(7)	Primarily consists of payables to customers and counterparties.

(8)	Assets, liabilities and interest are attributed to U.S. and non-U.S. based on the location of the legal entity in which the assets and liabilities are held.

Ratios

The following table sets forth selected financial ratios:

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010		2009
Annualized net earnings to average assets	0.9%	1.4%	0.9	% (3)	1.2%
Annualized return on average common shareholders’ equity (1)	10.3	21.4	11.6	(3)	19.2	(4)
Annualized return on average total shareholders’ equity (2)	10.2	20.0	11.3	(3)	17.4
Total average equity to average assets	8.4	7.2	8.4		7.0

(1)	Based on annualized net earnings applicable to common shareholders divided by average monthly common shareholders’ equity.

(2)	Based on annualized net earnings divided by average monthly total shareholders’ equity.

(3)	The $600 million U.K. bank payroll tax and the $550 million SEC settlement in the second quarter of 2010 were not annualized in the calculation of annualized net earnings or annualized return as these were one-time events and therefore these amounts have no impact on other quarters in the year.

(4)	The one-time preferred dividend of $426 million related to the repurchase of the firm’s preferred stock issued pursuant to the U.S. Treasury’s TARP Capital Purchase Program (calculated as the difference between the carrying value and the redemption value of the preferred stock) in the second quarter of 2009 was not annualized in the calculation of annualized return since it was a one-time event and therefore it has no impact on other quarters in the year.

STATISTICAL DISCLOSURES

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

The following tables set forth cross-border outstandings for each country in which cross-border outstandings exceed 0.75% of consolidated assets as of September 2010 and December 2009 in accordance with the FFIEC guidelines:

	As of September 2010
	Banks	Governments	Other	Total
	(in millions)
Country
United Kingdom	$5,860	$5,556	$49,995	$61,411
Cayman Islands	9	—	31,794	31,803
Japan	25,186	30	4,122	29,338
France	14,594	5,655	5,200	25,449
China	11,696	2,956	2,440	17,092
Germany	7,645	4,536	1,799	13,980
Ireland	2,619	231	6,048	8,898
Switzerland	2,021	32	6,384	8,437

	As of December 2009
	Banks	Governments	Other	Total
	(in millions)
Country
United Kingdom	$3,284	$4,843	$51,664	$59,791
Japan	18,259	107	4,833	23,199
Cayman Islands	53	16	21,476	21,545
France	8,846	4,648	5,655	19,149
Germany	8,610	6,080	2,885	17,575
China	9,105	108	4,187	13,400
Ireland	5,634	20	1,577	7,231

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. References herein to our 2009 Annual Report on Form 10-K are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

When we use the terms “Goldman Sachs,” “the firm,” “we,” “us” and “our,” we mean Group Inc., a Delaware corporation, and its consolidated subsidiaries.

All references to September 2010 and September 2009, unless specifically stated otherwise, refer to our fiscal periods ended, or the dates, as the context requires, September 30, 2010 and September 25, 2009, respectively. Beginning with the fourth quarter of fiscal 2009, we changed our fiscal year-end from the last Friday of December to December 31. All references to December 2009, unless specifically stated otherwise, refer to our fiscal year ended, or the date, as the context requires, December 31, 2009. All references to 2010, unless specifically stated otherwise, refer to our year ending, or the date, as the context requires, December 31, 2010.

Executive Overview

Three Months Ended September 2010 versus September 2009.  Our diluted earnings per common share were $2.98 for the third quarter of 2010 compared with $5.25 for the third quarter of 2009. Annualized return on average common shareholders’ equity (ROE) (1) was 10.3% for the third quarter of 2010. During the quarter, book value per common share and tangible book value per common share (2) each increased approximately 3% to $127.08 and $116.23, respectively. In order to offset increases in share count over time resulting from employee share-based compensation, we repurchased 5.4 million shares of our common stock during the third quarter of 2010 at an average cost per share of $147.10, for a total cost of $794 million. Our Tier 1 capital ratio under Basel 1 (3) was 15.7% as of September 2010, up from 15.2% as of June 2010. Our Tier 1 common ratio under Basel 1 (3) was 13.0% as of September 2010, up from 12.5% as of June 2010.

Net revenues in Trading and Principal Investments were significantly lower compared with the third quarter of 2009, reflecting significantly lower net revenues in Fixed Income, Currency and Commodities (FICC) and Equities compared with a strong third quarter of 2009, as well as significantly lower net revenues in Principal Investments. Results in FICC were impacted by a challenging environment during the quarter, as activity levels were significantly lower compared with the third quarter of 2009. The decrease in FICC net revenues compared with the third quarter of 2009 reflected lower results in each of FICC’s major businesses, including significantly lower net revenues in interest rate products and credit products. The decline in Equities primarily reflected significantly lower net revenues in the client franchise businesses, principally due to lower activity levels compared with the third quarter of 2009. The environment during the third quarter of 2010 was also characterized by an increase in global equity prices and lower volatility levels. In the third quarter of 2010, results in Principal Investments primarily reflected a net gain of $635 million from corporate principal investments and overrides of $132 million. Overrides during the quarter were principally driven by the partial sale of our investment in the ordinary shares of Industrial and Commercial Bank of China Limited (ICBC). In the third quarter of 2009, results in Principal Investments primarily reflected a net gain of $977 million from corporate principal investments, a gain of $344 million related to our investment in the ordinary shares of ICBC and a net loss of $66 million from real estate principal investments.

Net revenues in Asset Management and Securities Services decreased compared with the third quarter of 2009, reflecting lower net revenues in Securities Services. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of customer balances, partially offset by the impact of higher average customer balances. Net revenues in Asset Management increased compared with the third quarter of 2009, reflecting higher management and other fees and higher incentive fees. During the third quarter of 2010, assets under management increased $21 billion to $823 billion, due to $34 billion of net market appreciation, primarily in equity and fixed income assets, partially offset by $13 billion of net outflows, primarily in equity and money market assets.

(1) See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROE.

(2) We believe that tangible book value per common share is meaningful because it is one of the measures that we and investors use to assess capital adequacy. See “— Equity Capital — Capital Ratios and Metrics” below for further information regarding our calculation of tangible book value per common share.

(3) See “— Equity Capital — Consolidated Capital Requirements” below for further information regarding our Tier 1 capital ratio and Tier 1 common ratio.

Net revenues in Investment Banking increased significantly compared with the third quarter of 2009. Net revenues in Financial Advisory were significantly higher compared with a difficult third quarter of 2009, primarily reflecting an increase in client activity. Net revenues in our Underwriting business were also higher, reflecting significantly higher net revenues in debt underwriting, partially offset by significantly lower net revenues in equity underwriting. The increase in debt underwriting primarily reflected a significant increase in leveraged finance activity. The decline in equity underwriting primarily reflected lower levels of activity. Our investment banking transaction backlog was essentially unchanged compared with the end of the second quarter of 2010. (1)

Nine Months Ended September 2010 versus September 2009.  Our diluted earnings per common share were $9.39 for the first nine months of 2010 compared with $13.74 for the first nine months of 2009. Annualized ROE (2) was 11.6% for the first nine months of 2010. Excluding the impact of the $600 million related to the U.K. bank payroll tax and the $550 million related to the SEC settlement in the second quarter of 2010, diluted earnings per common share were $11.34 (3) and annualized ROE was 13.2% (3) for the first nine months of 2010. During the nine months ended September 2010, book value per common share increased 8% to $127.08 and tangible book value per common share (4) increased 7% to $116.23.

Net revenues in Trading and Principal Investments declined compared with the first nine months of 2009, reflecting significantly lower net revenues in FICC and Equities, partially offset by significantly improved results in Principal Investments. Results in FICC were impacted by significantly lower activity levels compared with the first nine months of 2009. The decrease in FICC net revenues compared with the first nine months of 2009 primarily reflected significantly lower results in interest rate products and, to a lesser extent, commodities. Net revenues in credit products and currencies were also lower compared with the same prior year period. These decreases were partially offset by significantly higher net revenues in mortgages, as the first nine months of 2009 included a loss of approximately $1.6 billion on commercial mortgage loans. The decline in Equities reflected significantly lower net revenues in derivatives and, to a lesser extent, shares and principal strategies. Commissions declined compared with the first nine months of 2009. During the first nine months of 2010, Equities operated in an environment in which equity prices generally lacked consistent direction and activity levels declined. In the first nine months of 2010, results in Principal Investments primarily reflected a net gain of $1.43 billion from corporate principal investments and a gain of $692 million related to our investment in the ordinary shares of ICBC, primarily reflecting the expiration of transfer restrictions related to these shares. In the first nine months of 2009, results in Principal Investments primarily reflected a gain of $1.14 billion related to our investment in the ordinary shares of ICBC and a net gain of $699 million from corporate principal investments, partially offset by a net loss of $1.21 billion from real estate principal investments.

(1) Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

(2) See “— Results of Operations — Financial Overview” below for further information regarding our calculation of ROE.

(3) We believe that presenting our results excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement in the second quarter of 2010 is meaningful as these were one-time events and excluding them increases the comparability of period-to-period results. See “— Results of Operations — Financial Overview” below for further information regarding our calculation of diluted earnings per common share and ROE excluding the impact of these amounts.

(4) We believe that tangible book value per common share is meaningful because it is one of the measures that we and investors use to assess capital adequacy. See “— Equity Capital — Capital Ratios and Metrics” below for further information regarding our calculation of tangible book value per common share.

Net revenues in Asset Management and Securities Services declined compared with the first nine months of 2009, reflecting significantly lower net revenues in Securities Services. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of customer balances, partially offset by the impact of higher average customer balances. Net revenues in Asset Management increased compared with the first nine months of 2009, reflecting higher management and other fees and higher incentive fees. During the first nine months of 2010, assets under management decreased $48 billion to $823 billion, due to $76 billion of net outflows, primarily in money market assets, partially offset by $28 billion of net market appreciation, primarily in fixed income assets.

Net revenues in Investment Banking increased slightly compared with the first nine months of 2009, reflecting higher net revenues in Financial Advisory, partially offset by lower net revenues in our Underwriting business. The increase in Financial Advisory primarily reflected an increase in client activity. The decline in Underwriting reflected significantly lower net revenues in equity underwriting, principally due to a decline in client activity, as the first nine months of 2009 included significant capital-raising activity by financial institutions. Net revenues in debt underwriting were higher compared with the first nine months of 2009, primarily reflecting a significant increase in leveraged finance activity, partially offset by a decline in investment-grade activity. Our investment banking transaction backlog increased during the first nine months of 2010. (1)

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets, economic conditions generally and other factors. For a further discussion of the factors that may affect our future operating results, see “Risk Factors” in Part I, Item 1A of our 2009 Annual Report on Form 10-K.

(1) Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Business Environment

Real gross domestic product (GDP) appears to have increased in most economies in the third quarter of 2010, although at a slower pace than in the second quarter. During the third quarter, concerns over European sovereign debt risk eased slightly and it appeared that the U.S. Federal Reserve would respond to a slowdown in growth by engaging in additional quantitative easing measures. Global equity markets increased during the third quarter and corporate credit spreads tightened. The U.S. dollar depreciated against most major currencies during the quarter. Industry-wide announced mergers and acquisitions, debt offerings and equity and equity-related offerings increased significantly during the quarter.

In the U.S., real GDP grew at a moderate pace during the third quarter, broadly in line with the pace of growth in the second quarter of 2010. Measures of core inflation remained low during the third quarter, reflecting continued excess production capacity, and the rate of unemployment remained elevated. The U.S. Federal Reserve maintained its federal funds rate at a target range of zero to 0.25% during the third quarter. Anticipation of renewed quantitative easing measures from the U.S. Federal Reserve and concerns over economic growth led to a decline in the 10-year U.S. Treasury note yield, which ended the third quarter 44 basis points lower at 2.53%. In equity markets, the NASDAQ Composite Index, the S&P 500 Index and the Dow Jones Industrial Average increased by 12%, 11% and 10%, respectively, during the third quarter.

In the Eurozone economies, real GDP growth appears to have moderated during the third quarter, primarily reflecting slower growth in inventory levels and reduced export growth. In addition, economic growth in certain Eurozone economies continued to be weighed down by fiscal challenges and banking sector concerns. Measures of core inflation remained at low levels. The European Central Bank kept its main refinancing operations rate unchanged at 1.00% and the Euro appreciated by 12% against the U.S. dollar. In the U.K., real GDP growth also moderated during the third quarter. The Bank of England maintained its official bank rate at 0.50% and the British pound appreciated by 5% against the U.S. dollar. Long-term government bond yields in the Eurozone and the U.K. generally declined during the third quarter, although spreads between German bond yields and those of certain Eurozone economies widened during the quarter. Equity markets in both continental Europe and the U.K. increased during the quarter.

In Japan, real GDP growth during the third quarter appears to have been broadly in line with the second quarter of 2010. Measures of core inflation remained negative during the quarter. Although the Bank of Japan took measures to curb the rise in its currency toward the end of the quarter, the Japanese yen appreciated by 6% against the U.S. dollar during the quarter. The Bank of Japan left its target overnight call rate unchanged at 0.10% during the quarter, but reduced this rate to a range of zero to 0.10% at the beginning of the fourth quarter. The yield on 10-year Japanese government bonds declined during the quarter. In addition, the Nikkei 225 Index ended the quarter essentially unchanged.

In China, real GDP growth remained strong, reflecting strong domestic demand. The Shanghai Composite Index increased 11% during the quarter. In India, economic growth remained strong, supported by continued strength in domestic demand. The Indian rupee appreciated by 3% against the U.S. dollar. Equity markets in India, Hong Kong and Korea increased during the quarter.

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

Substantially all trading assets and trading liabilities are reflected in our condensed consolidated statements of financial condition at fair value. In determining fair value, we separate our trading assets, at fair value and trading liabilities, at fair value into two categories: cash instruments and derivative contracts, as set forth in the following table:

Trading Instruments by Category
(in millions)

	As of September 2010			As of December 2009
	Trading		Trading	Trading		Trading
	Assets, at		Liabilities, at	Assets, at		Liabilities, at
	Fair Value		Fair Value	Fair Value		Fair Value
Cash trading instruments	$247,470		$91,450	$244,124		$72,117
ICBC	7,553	(1)	—	8,111	(1)	—
SMFG	—		—	933		893 (5)
Other principal investments	15,298	(2)	—	13,981	(2)	—

Principal investments	22,851		—	23,025		893

Cash instruments	270,321		91,450	267,149		73,010
Exchange-traded	8,496		2,575	6,831		2,548
Over-the-counter	72,978		61,192	68,422		53,461

Derivative contracts	81,474	(3)	63,767 (4)	75,253	(3)	56,009 (4)

Total	$351,795		$155,217	$342,402		$129,019

(1)	Includes interests of $4.86 billion and $5.13 billion as of September 2010 and December 2009, respectively, held by investment funds managed by Goldman Sachs. The fair value of our investment in the ordinary shares of ICBC, which trade on The Stock Exchange of Hong Kong, includes the effect of foreign exchange revaluation for which we maintain an economic currency hedge.

(2)	The following table sets forth the principal investments (other than our investments in ICBC and Sumitomo Mitsui Financial Group, Inc. (SMFG)) included within the Principal Investments component of our Trading and Principal Investments segment:

	As of September 2010			As of December 2009
	Corporate	Real Estate	Total	Corporate	Real Estate	Total
	(in millions)

Private	$10,251	$1,457	$11,708	$9,507	$1,325	$10,832
Public	3,542	48	3,590	3,091	58	3,149

Total	$13,793	$1,505	$15,298	$12,598	$1,383	$13,981

(3)	Net of cash collateral received pursuant to credit support agreements of $121.09 billion and $124.60 billion as of September 2010 and December 2009, respectively.

(4)	Net of cash collateral posted pursuant to credit support agreements of $18.88 billion and $14.74 billion as of September 2010 and December 2009, respectively.

(5)	Represents an economic hedge on the shares of common stock underlying our investment in the convertible preferred stock of SMFG.

Cash Instruments.  Cash instruments include cash trading instruments, public principal investments and private principal investments.

•	Cash Trading Instruments. Our cash trading instruments (e.g., equity and debt securities) are generally valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted prices in active markets include U.S. and non-U.S. government obligations, actively traded listed equities and certain money market instruments.

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

On April 28, 2009, 20% of the ICBC shares that we held became free from transfer restrictions and we completed the disposition of these shares during the second quarter of 2009. The remaining shares were subject to transfer restrictions until April 28, 2010 and were valued using the quoted market price adjusted for transfer restrictions. As of April 28, 2010, all of our remaining ICBC shares became free from transfer restrictions and are valued using the quoted market price. Approximately 23% of the ICBC shares were sold during the third quarter of 2010.

Our investment in the convertible preferred stock of SMFG was valued using a model that was principally based on SMFG’s common stock price. During the first quarter of 2010, we converted our remaining SMFG preferred stock investment into common stock and delivered the common stock to close out our remaining hedge position.

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

Certain OTC derivatives trade in less liquid markets with limited pricing information, and the determination of fair value for these derivatives is inherently more difficult. Where we do not have corroborating market evidence to support significant model inputs and cannot verify the model to market transactions, the transaction price is initially used as the best estimate of fair value. Accordingly, when a pricing model is used to value such an instrument, the model is adjusted so that the model value at inception equals the transaction price. Subsequent to initial recognition, we only update valuation inputs when corroborated by evidence such as similar market transactions, third-party pricing services and/or broker or dealer quotations, or other empirical market data. In circumstances where we cannot verify the model value to market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. See “ — Derivatives” below for further information on our OTC derivatives.

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

Total level 3 assets were $46.49 billion, $46.13 billion and $46.48 billion as of September 2010, June 2010 and December 2009, respectively. The slight increase in level 3 assets during the three months ended September 2010 primarily reflected transfers from level 2 within the fair value hierarchy of private equity investments and unrealized gains on private equity investments and real estate fund investments, and bank loans and bridge loans. These increases were partially offset by settlements in credit derivative contracts. The slight increase in level 3 assets during the nine months ended September 2010 primarily reflected unrealized gains on credit derivative contracts. This increase was partially offset by (i) settlements in credit derivative contracts, (ii) sales of loans and securities backed by commercial real estate and (iii) net reductions in level 3 financial instruments as a result of the consolidations of certain variable interest entities (VIEs).

The following table sets forth the fair values of financial assets classified within level 3 of the fair value hierarchy:

Level 3 Financial Assets at Fair Value
(in millions)

	As of
	September	June	December
	2010	2010	2009
Mortgage and other asset-backed loans and securities:
Loans and securities backed by commercial real estate	$3,990	$3,868	$4,620
Loans and securities backed by residential real estate	2,249	2,124	1,880
Loan portfolios (1)	1,266	1,258	1,364
Bank loans and bridge loans (2)	9,533	9,573	9,560
Corporate debt securities (3)	2,351	2,592	2,235
State and municipal obligations	858	825	1,114
Other debt obligations	1,404	1,376	2,235
Equities and convertible debentures (4)	11,618	10,335	11,871

Total cash instruments	33,269	31,951	34,879
Derivative contracts	12,752	13,956	11,596
Securities purchased under agreements to resell	186	—	—
Receivables from customers and counterparties	284	218	—

Total level 3 assets at fair value	46,491	46,125	46,475
Level 3 assets for which we do not bear economic exposure (5)	(2,665)	(2,609)	(3,127)

Level 3 assets for which we bear economic exposure	$43,826	$43,516	$43,348

(1)	Consists of acquired portfolios of distressed loans, primarily backed by commercial and residential real estate collateral.

(2)	Includes certain mezzanine financing, leveraged loans arising from capital market transactions and other corporate bank debt.

(3)	Includes $814 million, $775 million and $741 million as of September 2010, June 2010 and December 2009, respectively, of CDOs and collateralized loan obligations backed by corporate obligations.

(4)	Substantially all consists of private equity investments and real estate fund investments. Real estate investments were $950 million, $918 million and $1.23 billion as of September 2010, June 2010 and December 2009, respectively.

(5)	We do not bear economic exposure to these level 3 assets as they are financed by nonrecourse debt, attributable to minority investors or attributable to employee interests in certain consolidated funds.

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

Long Positions in Loans and Securities Backed by Residential Real Estate
(in millions)

	As of
	September	December
	2010	2009
Prime (1)	$2,716	$2,483
Alt-A	1,399	1,761
Subprime (2)	2,785	2,460

Total (3)	$6,900	$6,704

(1)	Excludes U.S. government agency-issued collateralized mortgage obligations of $8.08 billion and $8.62 billion as of September 2010 and December 2009, respectively. Also excludes U.S. government agency-issued mortgage pass-through certificates.

(2)	Includes $365 million and $381 million of CDOs backed by subprime mortgages as of September 2010 and December 2009, respectively.

(3)	Includes $2.25 billion and $1.88 billion of financial instruments (primarily loans and investment-grade securities, the majority of which were issued during 2006 and 2007) classified within level 3 of the fair value hierarchy as of September 2010 and December 2009, respectively.

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

Long Positions in Loans and Securities Backed by
Commercial Real Estate by Geographic Region
 (in millions)

	As of
	September	December
	2010	2009
Americas (1)	$5,224	$5,157
EMEA(2)	738	1,032
Asia	1	14

Total (3)	$5,963 (4)	$6,203 (5)

(1)	Substantially all relates to the U.S.

(2)	EMEA (Europe, Middle East and Africa).

(3)	Includes $3.99 billion and $4.62 billion of financial instruments classified within level 3 of the fair value hierarchy as of September 2010 and December 2009, respectively.

(4)	Comprised of loans of $3.51 billion and commercial mortgage-backed securities of $2.45 billion as of September 2010, of which $4.27 billion was floating rate and $1.69 billion was fixed rate.

(5)	Comprised of loans of $4.70 billion and commercial mortgage-backed securities of $1.50 billion as of December 2009, of which $5.68 billion was floating rate and $519 million was fixed rate.

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

The following table sets forth the carrying value of our goodwill by operating segment:

Goodwill by Operating Segment
(in millions)

	As of
	September	December
	2010	2009
Investment Banking
Underwriting	$125	$125
Trading and Principal Investments
FICC	258	265
Equities (1)	2,361	2,389
Principal Investments	84	84
Asset Management and Securities Services
Asset Management (2)	562	563
Securities Services	117	117

Total	$3,507	$3,543

(1)	Primarily related to SLK.

(2)	Primarily related to Ayco.

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

The following table sets forth the carrying value and range of estimated remaining lives of our identifiable intangible assets by major asset class:

Identifiable Intangible Assets by Asset Class
($ in millions)

	As of September 2010		As of December 2009
		Range of Estimated
	Carrying	Remaining Lives	Carrying
	Value	(in years)	Value
Customer lists (1)	$590	1-15	$645
Broadcast royalties (2)	514	8	—
Commodities-related intangibles (3)	609	1-48	30
New York Stock Exchange (NYSE) Designated Market Maker (DMM) rights	391	11	420
Insurance-related intangibles (4)	135	6	150
Exchange-traded fund (ETF) lead market maker rights	86	17	90
Other (5)	34	1-7	42

Total	$2,359		$1,377

(1)	Primarily includes our clearance and execution and NASDAQ customer lists related to SLK and financial counseling customer lists related to Ayco.

(2)	Represents television broadcast royalties held by a VIE consolidated upon adoption of Accounting Standards Update (ASU) No. 2009-17, “Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”

(3)	Primarily includes commodity-related customer contracts and relationships, permits and access rights acquired during the first quarter of 2010.

(4)	Primarily includes the value of business acquired related to our insurance businesses.

(5)	Primarily includes marketing-related assets and other contractual rights.

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

In May 2010, the NYSE introduced changes to address a market data issue in the DMM internal order/execution system of the NYSE which had adversely affected our DMM business. Since then, however, our DMM business has continued to be adversely affected by low trading volumes. We expect that overall equity market volumes will recover as the broader economic conditions improve. Notwithstanding this, we believe that we likely will have sufficient data by the end of 2010 to evaluate the changes introduced by the NYSE in May 2010. Therefore, if we do not see a meaningful improvement in the business in the remainder of 2010, we will perform a recoverability test as of December 2010. As of September 2010, the carrying value of our NYSE DMM rights was $391 million. To the extent that there were to be an impairment, we estimate that it would result in a writedown of approximately $300 million in the carrying value of these DMM rights.

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

Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on certain judicial, regulatory and legal proceedings.

Results of Operations

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. See “Risk Factors” in Part I, Item 1A of our 2009 Annual Report on Form 10-K for a further discussion of the impact of economic and market conditions on our results of operations.

Financial Overview

The following table sets forth an overview of our financial results:

Financial Overview
($ in millions, except per share amounts)

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
Net revenues	$8,903	$12,372	$30,519	$35,558
Pre-tax earnings	2,811	4,794	9,418	12,452
Net earnings	1,898	3,188	5,967	8,437
Net earnings applicable to common shareholders	1,737	3,028	5,486	7,405
Diluted earnings per common share	2.98	5.25	9.39	13.74
Annualized return on average common shareholders’ equity (1)	10.3%	21.4%	11.6%	19.2%
Diluted earnings per common share, excluding the impact of U.K. bank payroll tax and SEC settlement (2)	N/A	N/A	$11.34	N/A
Annualized return on average common shareholders’ equity, excluding the impact of U.K. bank payroll tax and SEC settlement (2)	N/A	N/A	13.2%	N/A

(1)	Annualized ROE is computed by dividing annualized net earnings applicable to common shareholders by average monthly common shareholders’ equity. The $600 million U.K. bank payroll tax and the $550 million SEC settlement in the second quarter of 2010 were not annualized in the calculation of annualized net earnings applicable to common shareholders for the nine months ended September 2010 as these were one-time events and therefore these amounts have no impact on other quarters in the year. In addition, the one-time preferred dividend of $426 million related to the repurchase of our preferred stock issued pursuant to the U.S. Treasury’s TARP Capital Purchase Program (calculated as the difference between the carrying value and the redemption value of the preferred stock) in the second quarter of 2009 was not annualized in the calculation of annualized net earnings applicable to common shareholders for the nine months ended September 2009 since it was a one-time event and therefore it had no impact on other quarters in the year. The following table sets forth our average common shareholders’ equity:

	Average for the
	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
	(in millions)
Total shareholders’ equity	$74,623	$63,634	$73,557	$64,789
Preferred stock	(6,957)	(6,957)	(6,957)	(12,685)

Common shareholders’ equity	$67,666	$56,677	$66,600	$52,104

(2)	We believe that presenting our results excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement in the second quarter of 2010 is meaningful as these were one-time events and excluding them increases the comparability of period-to-period results. The following tables set forth the calculation of net earnings applicable to common shareholders, diluted earnings per common share and average common shareholders’ equity excluding the impact of these amounts:

Nine Months Ended
September 2010
(in millions, except
per share amounts)
Net earnings applicable to common shareholders	$5,486
Impact of U.K. bank payroll tax	600
Pre-tax impact of SEC settlement	550
Tax impact of SEC settlement	(6)

Net earnings applicable to common shareholders, excluding the impact of U.K. bank payroll tax and SEC settlement	$6,630
Divided by: average diluted common shares outstanding	584.4

Diluted earnings per common share, excluding the impact of U.K. bank payroll tax and SEC settlement	$11.34

Average for the
Nine Months Ended
September 2010
(in millions)
Total shareholders’ equity	$73,557
Preferred stock	(6,957)

Common shareholders’ equity	66,600
Impact of U.K. bank payroll tax on average common shareholders’ equity	300
Impact of SEC settlement on average common shareholders’ equity	218

Common shareholders’ equity, excluding the impact of U.K. bank payroll tax and SEC settlement	$67,118

Net Revenues

Three Months Ended September 2010 versus September 2009.  Net revenues were $8.90 billion for the third quarter of 2010, 28% lower than the third quarter of 2009, primarily reflecting significantly lower net revenues in Trading and Principal Investments. The decline in Trading and Principal Investments reflected significantly lower net revenues in FICC and Equities compared with a strong third quarter of 2009, as well as significantly lower net revenues in Principal Investments. Results in FICC were impacted by a challenging environment during the quarter, as activity levels were significantly lower compared with the third quarter of 2009. The decrease in FICC net revenues compared with the third quarter of 2009 reflected lower results in each of FICC’s major businesses, including significantly lower net revenues in interest rate products and credit products. The decline in Equities primarily reflected significantly lower net revenues in the client franchise businesses, principally due to lower activity levels compared with the third quarter of 2009. The environment during the third quarter of 2010 was also characterized by an increase in global equity prices and lower volatility levels. In the third quarter of 2010, results in Principal Investments primarily reflected a net gain of $635 million from corporate principal investments and overrides of $132 million. Overrides during the quarter were principally driven by the partial sale of our investment in the ordinary shares of ICBC. In the third quarter of 2009, results in Principal Investments primarily reflected a net gain of $977 million from corporate principal investments, a gain of $344 million related to our investment in the ordinary shares of ICBC and a net loss of $66 million from real estate principal investments.

Net revenues in Asset Management and Securities Services decreased compared with the third quarter of 2009, reflecting lower net revenues in Securities Services. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of customer balances, partially offset by the impact of higher average customer balances. Net revenues in Asset Management increased compared with the third quarter of 2009, reflecting higher management and other fees and higher incentive fees. During the third quarter of 2010, assets under management increased $21 billion to $823 billion, due to $34 billion of net market appreciation, primarily in equity and fixed income assets, partially offset by $13 billion of net outflows, primarily in equity and money market assets.

Net revenues in Investment Banking increased significantly compared with the third quarter of 2009. Net revenues in Financial Advisory were significantly higher compared with a difficult third quarter of 2009, primarily reflecting an increase in client activity. Net revenues in our Underwriting business were also higher, reflecting significantly higher net revenues in debt underwriting, partially offset by significantly lower net revenues in equity underwriting. The increase in debt underwriting primarily reflected a significant increase in leveraged finance activity. The decline in equity underwriting primarily reflected lower levels of activity.

Net revenues for the third quarter of 2010 included net interest income of $1.13 billion, 33% lower than the third quarter of 2009. The decrease compared with the third quarter of 2009 primarily reflected higher interest expense related to our long-term borrowings, the impact of tighter securities lending spreads and lower average fixed income trading assets.

Nine Months Ended September 2010 versus September 2009.  Net revenues were $30.52 billion for the first nine months of 2010, 14% lower than the first nine months of 2009, primarily reflecting lower net revenues in Trading and Principal Investments. The decline in Trading and Principal Investments reflected significantly lower net revenues in FICC and Equities, partially offset by significantly improved results in Principal Investments. Results in FICC were impacted by significantly lower activity levels compared with the first nine months of 2009. The decrease in FICC net revenues compared with the first nine months of 2009 primarily reflected significantly lower results in interest rate products and, to a lesser extent, commodities. Net revenues in credit products and currencies were also lower compared with the same prior year period. These decreases were partially offset by significantly higher net revenues in mortgages, as the first nine months of 2009 included a loss of approximately $1.6 billion on commercial mortgage loans. The decline in Equities reflected significantly lower net revenues in derivatives and, to a lesser extent, shares and principal strategies. Commissions declined compared with the first nine months of 2009. During the first nine months of 2010, Equities operated in an environment in which equity prices generally lacked consistent direction and activity levels declined. In the first nine months of 2010, results in Principal Investments primarily reflected a net gain of $1.43 billion from corporate principal investments and a gain of $692 million related to our investment in the ordinary shares of ICBC, primarily reflecting the expiration of transfer restrictions related to these shares. In the first nine months of 2009, results in Principal Investments primarily reflected a gain of $1.14 billion related to our investment in the ordinary shares of ICBC and a net gain of $699 million from corporate principal investments, partially offset by a net loss of $1.21 billion from real estate principal investments.

Net revenues in Asset Management and Securities Services declined compared with the first nine months of 2009, reflecting significantly lower net revenues in Securities Services. The decline in Securities Services primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of customer balances, partially offset by the impact of higher average customer balances. Net revenues in Asset Management increased compared with the first nine months of 2009, reflecting higher management and other fees and higher incentive fees. During the first nine months of 2010, assets under management decreased $48 billion to $823 billion, due to $76 billion of net outflows, primarily in money market assets, partially offset by $28 billion of net market appreciation, primarily in fixed income assets.

Net revenues in Investment Banking increased slightly compared with the first nine months of 2009, reflecting higher net revenues in Financial Advisory, partially offset by lower net revenues in our Underwriting business. The increase in Financial Advisory primarily reflected an increase in client activity. The decline in Underwriting reflected significantly lower net revenues in equity underwriting, principally due to a decline in client activity, as the first nine months of 2009 included significant capital-raising activity by financial institutions. Net revenues in debt underwriting were higher compared with the first nine months of 2009, primarily reflecting a significant increase in leveraged finance activity, partially offset by a decline in investment-grade activity.

Net revenues for the first nine months of 2010 included net interest income of $4.17 billion, 26% lower than the first nine months of 2009. The decrease compared with the first nine months of 2009 was primarily due to lower average fixed income trading assets, most notably U.S. government agency obligations, tighter securities lending spreads and lower average interest rates on interest-earning assets.

Operating Expenses

Our operating expenses are primarily influenced by compensation, headcount and levels of business activity. Compensation and benefits includes salaries, estimated year-end discretionary compensation, amortization of equity awards and other items such as payroll taxes (excluding the U.K. bank payroll tax in the second quarter of 2010), benefits and severance costs. Discretionary compensation is significantly impacted by, among other factors, the level of net revenues, prevailing labor markets, business mix, the structure of our share-based compensation programs and the external environment.

The following table sets forth our operating expenses and total staff:

Operating Expenses and Total Staff
($ in millions)

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
Compensation and benefits	$3,828	$5,351	$13,123	$16,712

U.K. bank payroll tax	—	—	600	—
Brokerage, clearing, exchange and distribution fees	519	580	1,703	1,690
Market development	129	84	355	234
Communications and technology	192	194	554	540
Depreciation and amortization	355	367	1,164	1,342
Occupancy	297	230	827	713
Professional fees	256	183	665	463
Other expenses	516	589	2,110	1,412

Total non-compensation expenses	2,264	2,227	7,378	6,394

Total operating expenses	$6,092	$7,578	$21,101	$23,106

Total staff at period end (1)	35,400	31,700
Total staff at period end including consolidated entities held for investment purposes (2)	38,900	35,500

(1)	Includes employees, consultants and temporary staff.

(2)	Compensation and benefits and non-compensation expenses related to consolidated entities held for investment purposes are included in their respective line items in the condensed consolidated statements of earnings. Consolidated entities held for investment purposes are entities that are held strictly for capital appreciation, have a defined exit strategy and are engaged in activities that are not closely related to our principal businesses.

Three Months Ended September 2010 versus September 2009.  Operating expenses were $6.09 billion for the third quarter of 2010, 20% lower than the third quarter of 2009. The accrual for compensation and benefits expenses was $3.83 billion for the third quarter of 2010, 28% lower than the third quarter of 2009, primarily reflecting the impact of lower net revenues. Total staff increased 4% during the third quarter of 2010. Total staff including consolidated entities held for investment purposes was unchanged compared with the end of the second quarter of 2010.

Non-compensation expenses were $2.26 billion for the third quarter of 2010, 2% higher than the third quarter of 2009. The increase compared with the third quarter of 2009 reflected higher professional fees, primarily due to increased legal and hiring-related costs, higher occupancy expenses, including $20 million of exit costs related to the firm’s office space in the third quarter of 2010, and higher market development expenses. These increases were partially offset by lower other expenses, due to higher charitable contributions during the third quarter of 2009, and lower brokerage, clearing, exchange and distribution fees. Other expenses also included $27 million of net provisions for litigation and regulatory proceedings during the third quarter of 2010.

Nine Months Ended September 2010 versus September 2009.  Operating expenses were $21.10 billion for the first nine months of 2010, 9% lower than the first nine months of 2009. The accrual for compensation and benefits expenses was $13.12 billion for the first nine months of 2010, a 21% decline compared with $16.71 billion for the first nine months of 2009. This decline reflected the impact of lower net revenues compared with the first nine months of 2009, as well as a reduction in our ratio of compensation and benefits to net revenues from 47.0% for the first nine months of 2009 to 43.0% (1) (which excludes the impact of the U.K. bank payroll tax in the second quarter of 2010) for the first nine months of 2010. Total staff increased 9% during the first nine months of 2010. Total staff including consolidated entities held for investment purposes increased 7% during the first nine months of 2010.

During the second quarter of 2010, the United Kingdom enacted legislation that imposed a non-deductible 50% tax on certain financial institutions in respect of discretionary bonuses in excess of £25,000 awarded under arrangements made between December 9, 2009 and April 5, 2010 to “relevant banking employees.” Operating expenses for the first nine months of 2010 included an estimate of $600 million related to this bank payroll tax.

Non-compensation expenses were $7.38 billion for the first nine months of 2010, 15% higher than the first nine months of 2009. The increase compared with the first nine months of 2009 was primarily attributable to the impact of net provisions for litigation and regulatory proceedings of $663 million during the first nine months of 2010 (including $550 million related to the SEC settlement in the second quarter of 2010), as well as higher professional fees, primarily due to increased legal and hiring-related costs, higher market development expenses and higher occupancy expenses. These increases were partially offset by decreased depreciation and amortization expenses, due to the impact of significantly higher real estate impairment charges during the first nine months of 2009 related to our consolidated entities held for investment purposes. These real estate impairment charges, which were measured based on discounted cash flow analysis, are included in our Trading and Principal Investments segment and reflected weakness in the commercial real estate markets, particularly in Asia.

(1)	We believe that presenting our ratio of compensation and benefits to net revenues excluding the impact of the $600 million U.K. bank payroll tax in the second quarter of 2010 is meaningful as this was a one-time event and excluding it increases the comparability of period-to-period results.

Nine Months Ended
September 2010
($ in millions)
Compensation and benefits (which excludes the impact of the $600 million U.K. bank payroll tax)	$13,123
Ratio of compensation and benefits to net revenues	43.0%
Compensation and benefits, including the impact of the $600 million U.K. bank payroll tax	$13,723
Ratio of compensation and benefits to net revenues, including the impact of the $600 million U.K. bank payroll tax	45.0%

Provision for Taxes

The effective income tax rate for the first nine months of 2010, excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement in the second quarter of 2010, substantially all of which is non-deductible, was 32.7% (1), essentially unchanged from 32.8% (1) for the first half of 2010 and 32.5% for fiscal year 2009. Including the impact of these amounts, the effective income tax rate was 36.6% for the first nine months of 2010, compared with 38.4% for the first half of 2010.

Effective January 1, 2010, the rules related to the deferral of U.S. tax on certain non-repatriated active financing income expired. This change did not have a material effect on our financial condition, results of operations or cash flows for the three and nine months ended September 2010 and we do not expect this change to have a material effect on our financial condition, results of operations or cash flows for the remainder of 2010. This change may have a material impact on our effective tax rate for 2011 if the expired provisions are not re-enacted.

(1)	We believe that presenting our effective income tax rate excluding the impact of the $600 million U.K. bank payroll tax and the $550 million SEC settlement in the second quarter of 2010, substantially all of which is non-deductible, is meaningful as these were one-time events and excluding them increases the comparability of period-to-period results. The following table sets forth the calculation of the effective income tax rate excluding the impact of these amounts:

	Nine Months Ended September 2010
	Pre-tax	Provision	Effective
	earnings	for taxes	income tax rate
	($ in millions)
As reported	$9,418	$3,451	36.6%
Add back:
Impact of U.K. bank payroll tax	600	—
Impact of SEC settlement	550	6

As adjusted	$10,568	$3,457	32.7%

	Six Months Ended June 2010
	Pre-tax	Provision	Effective
	earnings	for taxes	income tax rate
	($ in millions)
As reported	$6,607	$2,538	38.4%
Add back:
Impact of U.K. bank payroll tax	600	—
Impact of SEC settlement	550	6

As adjusted	$7,757	$2,544	32.8%

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments:

Segment Operating Results
(in millions)

		Three Months		Nine Months
		Ended September		Ended September
		2010	2009	2010	2009

Investment	Net revenues	$1,119	$899	$3,220	$3,162
Banking	Operating expenses	889	772	2,599	2,644

	Pre-tax earnings	$230	$127	$621	$518

Trading and Principal	Net revenues	$6,380	$10,027	$23,181	$27,961
Investments	Operating expenses	4,011	5,550	14,530	16,713

	Pre-tax earnings	$2,369	$4,477	$8,651	$11,248

Asset Management and	Net revenues	$1,404	$1,446	$4,118	$4,435
Securities Services	Operating expenses	1,165	1,220	3,309	3,675

	Pre-tax earnings	$239	$226	$809	$760

Total	Net revenues	$8,903	$12,372	$30,519	$35,558
	Operating expenses (1)	6,092	7,578	21,101	23,106

	Pre-tax earnings	$2,811	$4,794	$9,418	$12,452

(1)	Operating expenses include net provisions for a number of litigation and regulatory proceedings of $27 million and $36 million for the three months ended September 2010 and September 2009, respectively, and $663 million and $74 million for the nine months ended September 2010 and September 2009, respectively, that have not been allocated to our segments.

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

Investment Banking

Our Investment Banking segment is divided into two components:

•	Financial Advisory. Financial Advisory includes advisory assignments with respect to mergers and acquisitions, divestitures, corporate defense activities, restructurings and spin-offs.

•	Underwriting. Underwriting includes public offerings and private placements of a wide range of securities and other financial instruments.

The following table sets forth the operating results of our Investment Banking segment:

Investment Banking Operating Results
(in millions)

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
Financial Advisory	$496	$325	$1,432	$1,220

Equity underwriting	288	363	881	1,147
Debt underwriting	335	211	907	795

Total Underwriting	623	574	1,788	1,942

Total net revenues	1,119	899	3,220	3,162
Operating expenses	889	772	2,599	2,644

Pre-tax earnings	$230	$127	$621	$518

The following table sets forth our financial advisory and underwriting transaction volumes:

Goldman Sachs Global Investment Banking Volumes (1)
(in billions)

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
Announced mergers and acquisitions (2)	$203	$117	$441	$406
Completed mergers and acquisitions (2)	101	49	293	406
Equity and equity-related offerings (3)	15	12	38	46
Debt offerings (4)	53	53	162	200

(1)	Announced and completed mergers and acquisitions volumes are based on full credit to each of the advisors in a transaction. Equity and equity-related offerings and debt offerings are based on full credit for single book managers and equal credit for joint book managers. Transaction volumes may not be indicative of net revenues in a given period. In addition, transaction volumes for prior periods may vary from amounts previously reported due to the subsequent withdrawal or a change in the value of a transaction.

(2)	Source: Dealogic.

(3)	Source: Thomson Reuters. Includes Rule 144A and public common stock offerings, convertible offerings and rights offerings.

(4)	Source: Thomson Reuters. Includes non-convertible preferred stock, mortgage-backed securities, asset-backed securities and taxable municipal debt. Includes publicly registered and Rule 144A issues. Excludes leveraged loans.

Three Months Ended September 2010 versus September 2009.  Net revenues in Investment Banking were $1.12 billion for the third quarter of 2010, 24% higher than the third quarter of 2009.

Net revenues in Financial Advisory were $496 million, 53% higher than a difficult third quarter of 2009, primarily reflecting an increase in client activity. Net revenues in our Underwriting business were $623 million, 9% higher than the third quarter of 2009, due to significantly higher net revenues in debt underwriting, partially offset by significantly lower net revenues in equity underwriting. The increase in debt underwriting primarily reflected a significant increase in leveraged finance activity. The decline in equity underwriting primarily reflected lower levels of activity.

Our investment banking transaction backlog was essentially unchanged compared with the end of the second quarter of 2010, with no meaningful change in either our Financial Advisory or Underwriting transaction backlog. Our investment banking transaction backlog represents an estimate of our future net revenues from investment banking transactions where we believe that future revenue realization is more likely than not.

Operating expenses were $889 million for the third quarter of 2010, 15% higher than the third quarter of 2009, due to increased compensation and benefits expenses, primarily resulting from higher net revenues. Pre-tax earnings were $230 million for the third quarter of 2010, 81% higher than the third quarter of 2009.

Nine Months Ended September 2010 versus September 2009.  Net revenues in Investment Banking were $3.22 billion for the first nine months of 2010, 2% higher than the first nine months of 2009.

Net revenues in Financial Advisory were $1.43 billion, 17% higher than the first nine months of 2009, primarily reflecting an increase in client activity. Net revenues in our Underwriting business were $1.79 billion, 8% lower than the first nine months of 2009, reflecting significantly lower net revenues in equity underwriting, principally due to a decline in client activity, as the first nine months of 2009 included significant capital-raising activity by financial institutions. Net revenues in debt underwriting were higher compared with the first nine months of 2009, primarily reflecting a significant increase in leveraged finance activity, partially offset by a decline in investment-grade activity.

Our investment banking transaction backlog increased during the first nine months of 2010. The increase in backlog during the first nine months of 2010 was driven by potential advisory transactions, as well as potential equity underwriting transactions from client mandates to underwrite initial public offerings, both of which reflected increased levels of client activity. These increases were partially offset by a decline in estimated net revenues from potential debt underwriting transactions from client mandates to underwrite leveraged finance transactions.

Operating expenses were $2.60 billion for the first nine months of 2010, 2% lower than the first nine months of 2009, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation, partially offset by the impact of the U.K. bank payroll tax during the first nine months of 2010. Pre-tax earnings were $621 million for the first nine months of 2010, 20% higher than the first nine months of 2009.

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

The following table sets forth the operating results of our Trading and Principal Investments segment:

Trading and Principal Investments Operating Results
(in millions)

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
FICC	$3,766	$5,991	$15,548	$19,343

Equities trading	1,054	1,845	2,762	5,029
Equities commissions	806	930	2,664	2,925

Total Equities	1,860	2,775	5,426	7,954

ICBC	9	344	692	1,141

Gross gains	953	1,375	2,571	2,684
Gross losses	(340)	(464)	(1,208)	(3,190)

Net other corporate and real estate investments	613	911	1,363	(506)
Overrides	132	6	152	29

Total Principal Investments	754	1,261	2,207	664

Total net revenues	6,380	10,027	23,181	27,961
Operating expenses	4,011	5,550	14,530	16,713

Pre-tax earnings	$2,369	$4,477	$8,651	$11,248

Three Months Ended September 2010 versus September 2009.  Net revenues in Trading and Principal Investments were $6.38 billion for the third quarter of 2010, 36% lower than the third quarter of 2009.

Net revenues in FICC were $3.77 billion, 37% lower than the third quarter of 2009, reflecting lower results in each of FICC’s major businesses, as the environment remained challenging. Net revenues in interest rate products and credit products were significantly lower than a strong third quarter of 2009, as a continuation of broad market concerns contributed to lower activity levels compared with the third quarter of 2009. The decrease in net revenues in commodities and currencies also reflected lower activity levels compared with the same prior year period. During the quarter, energy prices generally lacked direction and the U.S. dollar depreciated against most major currencies. In addition, net revenues in mortgages were slightly lower compared with the third quarter of 2009.

Net revenues in Equities were $1.86 billion, 33% lower than a strong third quarter of 2009. This decrease primarily reflected significantly lower net revenues in the client franchise businesses, principally due to lower activity levels compared with the third quarter of 2009. The environment during the third quarter of 2010 was also characterized by an increase in global equity prices and lower volatility levels.

Principal Investments recorded net revenues of $754 million for the third quarter of 2010. These results primarily reflected a net gain of $635 million from corporate principal investments and overrides of $132 million. Overrides during the quarter were principally driven by the partial sale of our investment in the ordinary shares of ICBC. In the third quarter of 2009, results in Principal Investments primarily reflected a net gain of $977 million from corporate principal investments, a gain of $344 million related to our investment in the ordinary shares of ICBC and a net loss of $66 million from real estate principal investments.

Operating expenses were $4.01 billion for the third quarter of 2010, 28% lower than the third quarter of 2009, due to decreased compensation and benefits, primarily resulting from lower net revenues. Pre-tax earnings were $2.37 billion for the third quarter of 2010, 47% lower than the third quarter of 2009.

Nine Months Ended September 2010 versus September 2009.  Net revenues in Trading and Principal Investments were $23.18 billion for the first nine months of 2010, 17% lower than the first nine months of 2009.

Net revenues in FICC were $15.55 billion, 20% lower than the first nine months of 2009, reflecting a more challenging environment generally characterized by broad market concerns including uncertainty over European sovereign debt risk and regulatory reform, specifically during the second and third quarters of 2010. Net revenues in interest rate products and, to a lesser extent, commodities were significantly lower than the first nine months of 2009, while net revenues in credit products and currencies were also lower compared with the same prior year period. Activity levels in these businesses were negatively impacted by market concerns and uncertainty. These decreases were partially offset by significantly higher net revenues in mortgages, as asset prices generally improved and credit spreads tightened during the first nine months of 2010. In addition, during the first nine months of 2009, mortgages included a loss of approximately $1.6 billion on commercial mortgage loans.

Certain trends emerged during the second quarter of 2010 that made the environment more challenging for our businesses. These included broad market concerns, including European sovereign debt risk, uncertainty regarding financial regulatory reform, sharply higher equity volatility levels, lower global equity prices, lower activity levels and wider corporate credit spreads. During the third quarter of 2010, some of these trends reversed as equity volatility levels decreased, global equity prices recovered, corporate credit spreads narrowed and concerns over European sovereign debt risk lessened. However, broad market concerns, including lower activity levels and uncertainty regarding financial regulatory reform, continued to negatively impact our results. If these concerns were to continue over the long-term, net revenues in FICC would likely be negatively impacted.

Net revenues in Equities were $5.43 billion, 32% lower than the first nine months of 2009, reflecting significantly lower net revenues in derivatives and, to a lesser extent, shares and principal strategies. Commissions declined compared with the first nine months of 2009. During the first nine months of 2010, Equities operated in an environment in which equity prices generally lacked consistent direction and activity levels declined.

Principal Investments recorded net revenues of $2.21 billion for the first nine months of 2010. These results primarily reflected a net gain of $1.43 billion from corporate principal investments and a gain of $692 million related to our investment in the ordinary shares of ICBC, primarily reflecting the expiration of transfer restrictions related to these shares. In the first nine months of 2009, results in Principal Investments primarily reflected a gain of $1.14 billion related to our investment in the ordinary shares of ICBC and a net gain of $699 million from corporate principal investments, partially offset by a net loss of $1.21 billion from real estate principal investments.

Operating expenses were $14.53 billion for the first nine months of 2010, 13% lower than the first nine months of 2009, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation, as well as lower depreciation and amortization expenses, due to significantly higher real estate impairment charges in the first nine months of 2009 related to consolidated entities held for investment purposes. These decreases were partially offset by the impact of the U.K. bank payroll tax during the first nine months of 2010. Pre-tax earnings were $8.65 billion for the first nine months of 2010, 23% lower than the first nine months of 2009.

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

The following table sets forth the operating results of our Asset Management and Securities Services segment:

Asset Management and Securities Services Operating Results
(in millions)

	Three Months		Nine Months
	Ended September		Ended September
	2010	2009	2010	2009
Management and other fees	$995	$971	$2,878	$2,820
Incentive fees	26	3	65	25

Total Asset Management	1,021	974	2,943	2,845
Securities Services	383	472	1,175	1,590

Total net revenues	1,404	1,446	4,118	4,435
Operating expenses	1,165	1,220	3,309	3,675

Pre-tax earnings	$239	$226	$809	$760

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

The following table sets forth our assets under management by asset class:

Assets Under Management by Asset Class
(in billions)

	As of
	September 30,		December 31,	November 30,
	2010	2009	2009	2008
Alternative investments (1)	$148	$145	$146	$146
Equity	133	139	146	112
Fixed income	343	292	315	248

Total non-money market assets	624	576	607	506
Money markets	199	272	264	273

Total assets under management	$823	$848	$871	$779

(1)	Primarily includes hedge funds, private equity, real estate, currencies, commodities and asset allocation strategies.

The following table sets forth a summary of the changes in our assets under management:

Changes in Assets Under Management
(in billions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$802	$819	$871	$798

Net inflows/(outflows)
Alternative investments	(1)	—	1	(4)
Equity	(8)	(1)	(19)	(3)
Fixed income	2	3	7	6

Total non-money market net inflows/(outflows)	(7)	2	(11)	(1)
Money markets	(6)	(12)	(65)	(14)

Total net inflows/(outflows)	(13)	(10)	(76)	(15)

Net market appreciation/(depreciation)	34	39	28	65

Balance, end of period	$823	$848	$823	$848

Three Months Ended September 2010 versus September 2009.  Net revenues in Asset Management and Securities Services were $1.40 billion for the third quarter of 2010, 3% lower than the third quarter of 2009.

Net revenues in Asset Management were $1.02 billion, 5% higher than the third quarter of 2009, reflecting higher management and other fees and higher incentive fees. During the third quarter of 2010, assets under management increased $21 billion to $823 billion, due to $34 billion of net market appreciation, primarily in equity and fixed income assets, partially offset by $13 billion of net outflows, primarily in equity and money market assets.

Net revenues in Securities Services were $383 million, 19% lower than the third quarter of 2009. The decrease in net revenues primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of customer balances, partially offset by the impact of higher average customer balances.

Operating expenses were $1.17 billion for the third quarter of 2010, 5% lower than the third quarter of 2009. Pre-tax earnings were $239 million for the third quarter of 2010, 6% higher than the third quarter of 2009.

Nine Months Ended September 2010 versus September 2009.  Net revenues in Asset Management and Securities Services were $4.12 billion for the first nine months of 2010, 7% lower than the first nine months of 2009.

Net revenues in Asset Management were $2.94 billion, 3% higher than the first nine months of 2009, reflecting higher management and other fees and higher incentive fees. During the first nine months of 2010, assets under management decreased $48 billion to $823 billion, due to $76 billion of net outflows, primarily in money market assets, partially offset by $28 billion of net market appreciation, primarily in fixed income assets.

Net revenues in Securities Services were $1.18 billion, 26% lower than the first nine months of 2009. The decrease in net revenues primarily reflected tighter securities lending spreads, principally due to the impact of changes in the composition of customer balances, partially offset by the impact of higher average customer balances.

Operating expenses were $3.31 billion for the first nine months of 2010, 10% lower than the first nine months of 2009, due to decreased compensation and benefits expenses, resulting from lower levels of discretionary compensation, partially offset by the impact of the U.K. bank payroll tax during the first nine months of 2010. Pre-tax earnings were $809 million for the first nine months of 2010, 6% higher than the first nine months of 2009.

Geographic Data

See Note 16 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of our total net revenues and pre-tax earnings by geographic region.

Regulatory Reform

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted in the U.S. The Dodd-Frank Act requires changes in the regulation of financial institutions and will fundamentally change the system of oversight described under “Business-Regulation” in Part I, Item 1 of our 2009 Annual Report on Form 10-K. While the legislation will affect many of our different businesses, we expect that there will be two principal areas of impact: limitations on proprietary trading and investment in hedge funds and private equity funds by banking entities, including bank holding companies; and increased regulation of and restrictions on OTC derivatives markets and transactions. In addition, the legislation will, among other things: create a new systemic risk oversight body and expand the authority of our existing regulators; change capital requirements; broaden the reporting and regulation of executive compensation; expand the standards for market participants in dealing with clients and customers; further restrict affiliate transactions within banking organizations; and increase fees assessed by banking regulators.

In light of these regulatory developments, as of the date of this filing, we have liquidated substantially all of the positions that had been held within Principal Strategies in our Equities operating segment. Net revenues from Principal Strategies were not material for the nine months ended September 2010. The specific impact of the Dodd-Frank Act on our businesses, our clients and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required rules and the reaction of market participants to these regulatory developments over the next several years.

Off-Balance-Sheet Arrangements and Contractual Obligations

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

When we transfer a security that has very little, if any, default risk under an agreement to repurchase the security where the maturity date of the repurchase agreement matches the maturity date of the underlying security (such that we effectively no longer have a repurchase obligation) and we have relinquished control over the underlying security, we record such transactions as sales. We had no such transactions outstanding as of September 2010.

The following table sets forth where a discussion of off-balance-sheet arrangements may be found in Part I, Items 1 and 2 of this Quarterly Report on Form 10-Q:

Type of Off-Balance-Sheet Arrangement	Disclosure in Quarterly Report on Form 10-Q

Variable interests and other obligations, including contingent obligations, arising from variable interests in nonconsolidated VIEs	See Note 4 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Leases, letters of credit, and loans and other commitments	See below and Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Guarantees	See below and Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Derivative contracts	See below and Notes 3, 7 and 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, “— Critical Accounting Policies” above and “— Derivatives” below.

In addition, see Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our consolidation policies and recent accounting developments that affected these policies effective January 1, 2010.

Contractual Obligations

Goldman Sachs has certain contractual obligations which require us to make future cash payments. These contractual obligations include our unsecured long-term borrowings, secured long-term financings, time deposits, contractual interest payments and insurance agreements, all of which are included in our condensed consolidated statement of financial condition. Our obligations to make future cash payments also include certain off-balance-sheet contractual obligations such as purchase obligations, minimum rental payments under noncancelable leases and commitments and guarantees.

The following table sets forth our contractual obligations, commitments and guarantees by maturity date as of September 2010. Obligations maturing within one year of our financial statement date or redeemable within one year of our financial statement date at the option of the holder are excluded from this table and are treated as short-term obligations. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our short-term borrowings. Obligations that are repayable prior to maturity at the option of Goldman Sachs are reflected at their contractual maturity dates and obligations that are redeemable prior to maturity at the option of the holder are reflected at the dates such options become exercisable. Since commitments and guarantees represent notional amounts and may expire unused or be reduced or cancelled at the counterparty’s request, the amounts below do not necessarily reflect the actual future cash flow requirements for these arrangements. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our commitments and guarantees.

Contractual Obligations, Commitments and Guarantees
(in millions)

	Remainder	2011-	2013-	2015-
	of 2010	2012	2014	Thereafter	Total
Amounts related to on-balance-sheet obligations
Unsecured long-term borrowings (1)	$—	$33,529	$42,106	$109,485	$185,120
Secured long-term financings (2)	—	5,839	3,390	2,718	11,947
Time deposits (3)	—	1,994	2,526	2,328	6,848
Contractual interest payments (4)	1,793	13,275	10,226	30,349	55,643
Insurance liabilities (5)	196	1,329	1,144	8,604	11,273
Subordinated liabilities issued by consolidated VIEs	2	73	581	1,355	2,011
Amounts related to off-balance-sheet arrangements
Minimum rental payments	137	934	636	1,857	3,564
Commitments to extend credit	6,845	28,827	12,668	5,818	54,158
Forward starting resale and securities borrowing agreements	56,105	—	—	—	56,105
Forward starting repurchase and securities lending agreements	12,151	—	—	—	12,151
Underwriting commitments	605	—	—	—	605
Letters of credit	894	1,337	—	—	2,231
Investment commitments	1,613	8,864	136	1,213	11,826
Purchase obligations	112	58	41	32	243
Derivative guarantees	99,479	375,610	68,173	72,573	615,835
Securities lending indemnifications	33,188	—	—	—	33,188
Other financial guarantees	318	442	358	787	1,905

(1)	Amount includes an increase of $14.44 billion to the carrying amount of certain of our unsecured long-term borrowings related to fair value hedges. In addition, the aggregate contractual principal amount of unsecured long-term borrowings (principal and non-principal protected) for which the fair value option was elected exceeded the related fair value by $420 million.

(2)	The aggregate contractual principal amount of secured long-term financings for which the fair value option was elected, primarily consisting of transfers of financial assets accounted for as financings rather than sales, debt raised through our William Street credit extension program and certain other nonrecourse financings, exceeded the related fair value by $342 million.

(3)	Excludes $3.18 billion of time deposits maturing within one year of our financial statement date.

(4)	Represents estimated future interest payments related to unsecured long-term borrowings, secured long-term financings and time deposits based on applicable interest rates as of September 2010. Includes stated coupons, if any, on structured notes.

(5)	Represents estimated undiscounted payments related to future benefits and unpaid claims arising from policies associated with our insurance activities, excluding separate accounts and estimated recoveries under reinsurance contracts.

As of September 2010, our unsecured long-term borrowings were $185.12 billion, with maturities extending to 2043, and consisted principally of senior borrowings. See Note 7 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured long-term borrowings.

As of September 2010, our future minimum rental payments, net of minimum sublease rentals, under noncancelable leases were $3.56 billion. These lease commitments, principally for office space, expire on various dates through 2069. Certain agreements are subject to periodic escalation provisions for increases in real estate taxes and other charges. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our leases.

Our occupancy expenses include costs associated with office space held in excess of our current requirements. This excess space, the cost of which is charged to earnings as incurred, is being held for potential growth or to replace currently occupied space that we may exit in the future. We regularly evaluate our current and future space capacity in relation to current and projected staffing levels. During the three and nine months ended September 2010, total occupancy expenses for space held in excess of our current requirements were $37 million and $90 million, respectively, which includes costs related to the transition to our new headquarters in New York City. In addition, during the three and nine months ended September 2010, we incurred exit costs of $20 million and $26 million, respectively, related to our office space (included in “Occupancy” and “Depreciation and amortization” in the condensed consolidated statements of earnings). We may incur exit costs in the future to the extent we (i) reduce our space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate and, consequently, dispose of existing space that had been held for potential growth. These exit costs may be material to our results of operations in a given period.

Due to the uncertainty of the timing and amounts that will ultimately be paid, our liability for unrecognized tax benefits has been excluded from the contractual obligations in the above table.

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

Our consolidated regulatory capital requirements are determined by the Board of Governors of the Federal Reserve System (Federal Reserve Board), as described below. Our ICAAP incorporates an internal risk-based capital (IRBC) assessment designed to identify and measure material risks associated with our business activities, including market risk, credit risk and operational risk, in a manner that is closely aligned with our risk management practices.

As of September 2010, our total shareholders’ equity was $75.66 billion (consisting of common shareholders’ equity of $68.70 billion and preferred stock of $6.96 billion). As of December 2009, our total shareholders’ equity was $70.71 billion (consisting of common shareholders’ equity of $63.76 billion and preferred stock of $6.96 billion). In addition to total shareholders’ equity, we consider our $5.00 billion of junior subordinated debt issued to trusts to be part of our equity capital, as it qualifies as capital for regulatory and certain rating agency purposes.

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

Consolidated Capital Ratios

The following table sets forth information regarding our consolidated capital ratios as of September 2010 and December 2009 calculated in accordance with the Federal Reserve Board’s regulatory capital requirements currently applicable to bank holding companies, which are based on the Capital Accord of the Basel Committee on Banking Supervision (Basel 1). These ratios are used by the Federal Reserve Board and other U.S. federal banking agencies in the supervisory review process, including the assessment of our capital adequacy.

	As of
	September	December
	2010	2009
	($ in millions)
Tier 1 Capital
Common shareholders’ equity	$68,700	$63,757
Preferred stock	6,957	6,957
Junior subordinated debt issued to trusts	5,000	5,000
Less: Goodwill	(3,507)	(3,543)
Less: Disallowable intangible assets	(2,359)	(1,377)
Less: Other deductions (1)	(4,991)	(6,152)

Tier 1 Capital	69,800	64,642
Tier 2 Capital
Qualifying subordinated debt (2)	13,901	14,004
Less: Other deductions (1)	(216)	(176)

Tier 2 Capital	$13,685	$13,828

Total Capital	$83,485	$78,470

Risk-Weighted Assets	$443,792	$431,890

Tier 1 Capital Ratio	15.7%	15.0%
Total Capital Ratio	18.8%	18.2%
Tier 1 Leverage Ratio	8.1%	7.6%

(1)	Principally includes equity investments in non-financial companies and the cumulative change in the fair value of our unsecured borrowings attributable to the impact of changes in our own credit spreads, disallowed deferred tax assets, and investments in certain nonconsolidated entities.

(2)	Substantially all of our subordinated debt qualifies as Tier 2 capital for Basel 1 purposes.

Risk-weighted assets (RWAs) under the Federal Reserve Board’s risk-based capital guidelines are calculated based on the amount of market risk and credit risk. RWAs for market risk are determined by reference to our VaR models, supplemented by other measures to capture risks not reflected in our VaR models. Credit risk for on-balance-sheet assets is based on the balance sheet value. For off-balance- sheet exposures, including OTC derivatives and commitments, a credit equivalent amount is calculated based on the notional amount of each trade. All such assets and amounts are then assigned a risk weight depending on, among other things, whether the counterparty is a sovereign, bank or qualifying securities firm, or other entity (or if collateral is held, depending on the nature of the collateral).

Our Tier 1 leverage ratio is defined as Tier 1 capital under Basel 1 divided by average adjusted total assets (which includes adjustments for disallowed goodwill and intangible assets, and the carrying value of equity investments in non-financial companies that are subject to deductions from Tier 1 capital).

Federal Reserve Board regulations require bank holding companies to maintain a minimum Tier 1 capital ratio of 4% and a minimum total capital ratio of 8%. The required minimum Tier 1 capital ratio and total capital ratio in order to be considered a “well-capitalized” bank holding company under the Federal Reserve Board guidelines are 6% and 10%, respectively. Bank holding companies may be expected to maintain ratios well above the minimum levels, depending upon their particular condition, risk profile and growth plans. The minimum Tier 1 leverage ratio is 3% for bank holding companies that have received the highest supervisory rating under Federal Reserve Board guidelines or that have implemented the Federal Reserve Board’s risk-based capital measure for market risk. Other bank holding companies must have a minimum Tier 1 leverage ratio of 4%.

The firm is currently working to implement the requirements set out in the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (Basel 2) issued by the Basel Committee on Banking Supervision (Basel Committee) as applicable to it as a bank holding company. U.S. banking regulators have incorporated the Basel 2 framework into the existing risk-based capital requirements by requiring that internationally active banking organizations, such as Group Inc., transition to Basel 2 over several years.

In addition, the Basel Committee has undertaken a program of substantial revisions to its capital guidelines. In particular, the changes in the “Basel 2.5” guidelines will result in increased capital requirements for market risk; additionally, the “Basel 3” guidelines set new minimum capital ratios, revise the definition of Tier 1 capital, introduce Tier 1 common equity as a regulatory metric, introduce a Tier 1 leverage ratio for the first time within international guidelines, and make substantial revisions to the computation of risk-weighted assets for credit exposures. Implementation of the new requirements is expected to take place over an extended transition period, starting at the end of 2011 (Basel 2.5) and end of 2012 (Basel 3). However, although certain aspects of the changes to the Basel Committee’s capital guidelines have been finalized, other matters remain under discussion, and the federal banking regulatory agencies in the United States have not yet issued draft regulations to implement either Basel 2.5 or Basel 3, and so the final regulations may be substantially different from our current expectations.

The Dodd-Frank Act will subject us at a firmwide level to the same leverage and risk-based capital requirements that apply to depository institutions specifically, and directs banking regulators to impose additional capital requirements. The Federal Reserve Board will be required to implement the new leverage and risk-based capital regulation by January 2012. As a consequence of these changes, Tier 1 capital treatment for our junior subordinated debt issued to trusts and our cumulative preferred stock will be phased out over a three-year period beginning on January 1, 2013. The interaction between the Dodd-Frank Act and the Basel Committee’s proposed changes adds further uncertainty to the firm’s future capital requirements.

A number of other governmental entities and regulators, including the U.S. Treasury, the European Union and the FSA in the United Kingdom, have also proposed or announced changes which will result in increased capital requirements for financial institutions. As a consequence, minimum capital ratios required to be maintained under Federal Reserve Board regulations will be increased and changes in the prescribed calculation methodology are expected to result in higher RWAs and lower capital ratios than those currently computed.

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

We attribute capital usage to each of our business units based upon our IRBC and regulatory frameworks and manage the levels of usage based upon the balance sheet and risk limits established.

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

Subsidiary Capital Requirements

Many of our subsidiaries are subject to separate regulation and capital requirements in jurisdictions throughout the world. GS Bank USA, a New York State-chartered bank and a member of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC), is regulated by the Federal Reserve Board and the New York State Banking Department and is subject to minimum capital requirements that (subject to certain exceptions) are similar to those applicable to bank holding companies. GS Bank USA and its subsidiaries are subject to the regulatory framework for prompt corrective action (PCA). GS Bank USA computes its capital ratios in accordance with the regulatory capital guidelines currently applicable to state member banks, which are based on Basel 1 as implemented by the Federal Reserve Board. In addition, for purposes of assessing the adequacy of its capital, GS Bank USA has established an ICAAP which is similar to that used by Group Inc. GS Bank USA’s capital levels and PCA classification are subject to qualitative judgments by its regulators about components, risk weightings and other factors.

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

See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding GS Bank USA’s capital ratios under Basel 1 as implemented by the Federal Reserve Board, and for further information regarding the capital requirements of our other regulated subsidiaries.

Subsidiaries not subject to separate regulatory capital requirements may hold capital to satisfy local tax guidelines, rating agency requirements (for entities with assigned credit ratings) or internal policies, including policies concerning the minimum amount of capital a subsidiary should hold based on its underlying level of risk. In certain instances, Group Inc. may be limited in its ability to access capital held at certain subsidiaries as a result of regulatory, tax or other constraints. As of September 2010 and December 2009, Group Inc.’s equity investment in subsidiaries was $71.53 billion and $65.74 billion, respectively, compared with its total shareholders’ equity of $75.66 billion and $70.71 billion, respectively.

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

Equity Capital Management

Our objective is to maintain a sufficient level and optimal composition of equity capital. We principally manage our capital through issuances and repurchases of our common stock. We may also, from time to time, issue or repurchase our preferred stock, junior subordinated debt issued to trusts and other subordinated debt as business conditions warrant and subject to any regulatory approvals. We manage our capital requirements principally by setting limits on balance sheet assets and/or limits on risk, in each case at both the consolidated and business unit levels. We attribute capital usage to each of our business units based upon our IRBC and regulatory frameworks and manage the levels of usage based upon the balance sheet and risk limits established.

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

As of September 2010, under the Board’s existing share repurchase program, we can repurchase up to 42.3 million additional shares of common stock; however, any such repurchases are subject to the approval of the Federal Reserve Board. See “Unregistered Sales of Equity Securities and Use of Proceeds” in Part II, Item 2 and Note 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on our repurchase program.

See Notes 7 and 9 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our preferred stock, junior subordinated debt issued to trusts and other subordinated debt.

Capital Ratios and Metrics

The following table sets forth information on our assets, shareholders’ equity, leverage ratios, capital ratios and book value per common share:

	As of
	September		December
	2010		2009
	($ in millions, except per share amounts)
Total assets	$908,679		$848,942
Adjusted assets (1)	579,894		546,151
Total shareholders’ equity	75,657		70,714
Tangible equity capital (2)	74,791		70,794
Leverage ratio (3)	12.0	x	12.0	x
Adjusted leverage ratio (4)	7.8	x	7.7	x
Debt to equity ratio (5)	2.4	x	2.6	x
Common shareholders’ equity	$68,700		$63,757
Tangible common shareholders’ equity (6)	62,834		58,837
Book value per common share (7)	127.08		117.48
Tangible book value per common share (6)(7)	116.23		108.42

	As of
	September		December
	2010		2009
	Basel 1 (8)
Tier 1 capital ratio	15.7%		15.0%
Total capital ratio	18.8%		18.2%
Tier 1 leverage ratio	8.1%		7.6%
Tier 1 common ratio (9)	13.0%		12.2%
Tangible common shareholders’ equity (6) to risk-weighted assets ratio	14.2%		13.6%

(1)	Adjusted assets excludes (i) low-risk collateralized assets generally associated with our matched book and securities lending businesses and federal funds sold, (ii) cash and securities we segregate for regulatory and other purposes and (iii) goodwill and identifiable intangible assets which are deducted when calculating tangible equity capital (see footnote 2 below).

The following table sets forth the reconciliation of total assets to adjusted assets:

		As of
		September	December
		2010	2009
		(in millions)
Total assets		$908,679	$848,942
Deduct:	Securities borrowed	(184,068)	(189,939)
	Securities purchased under agreements to resell and federal funds sold	(178,109)	(144,279)
Add:	Trading liabilities, at fair value	155,217	129,019
	Less derivative liabilities	(63,767)	(56,009)

	Subtotal	91,450	73,010
Deduct:	Cash and securities segregated for regulatory and other purposes	(52,192)	(36,663)
	Goodwill and identifiable intangible assets	(5,866)	(4,920)

Adjusted assets		$579,894	$546,151

(2)	Tangible equity capital equals total shareholders’ equity and junior subordinated debt issued to trusts less goodwill and identifiable intangible assets. We consider junior subordinated debt issued to trusts to be a component of our tangible equity capital base due to certain characteristics of the debt, including its long-term nature, our ability to defer payments due on the debt and the subordinated nature of the debt in our capital structure.

The following table sets forth the reconciliation of total shareholders’ equity to tangible equity capital:

		As of
		September	December
		2010	2009
		(in millions)
Total shareholders’ equity		$75,657	$70,714
Add:	Junior subordinated debt issued to trusts	5,000	5,000
Deduct:	Goodwill and identifiable intangible assets	(5,866)	(4,920)

Tangible equity capital		$74,791	$70,794

(3)	The leverage ratio equals total assets divided by total shareholders’ equity. This ratio is different from the Tier 1 leverage ratio included above, which is described in Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(4)	The adjusted leverage ratio equals adjusted assets divided by tangible equity capital. We believe that the adjusted leverage ratio is a more meaningful measure of our capital adequacy than the leverage ratio because it excludes certain low-risk collateralized assets that are generally supported with little or no capital and reflects the tangible equity capital deployed in our businesses.

(5)	The debt to equity ratio equals unsecured long-term borrowings divided by total shareholders’ equity.

(6)	Tangible common shareholders’ equity equals total shareholders’ equity less preferred stock, goodwill and identifiable intangible assets. Tangible book value per common share is computed by dividing tangible common shareholders’ equity by the number of common shares outstanding, including restricted stock units (RSUs) granted to employees with no future service requirements. We believe that tangible common shareholders’ equity and tangible book value per common share are meaningful because they are measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of total shareholders’ equity to tangible common shareholders’ equity:

		As of
		September	December
		2010	2009
		(in millions)
Total shareholders’ equity		$75,657	$70,714
Deduct:	Preferred stock	(6,957)	(6,957)

Common shareholders’ equity		68,700	63,757
Deduct:	Goodwill and identifiable intangible assets	(5,866)	(4,920)

Tangible common shareholders’ equity		$62,834	$58,837

(7)	Book value and tangible book value per common share are based on common shares outstanding, including RSUs granted to employees with no future service requirements, of 540.6 million and 542.7 million as of September 2010 and December 2009, respectively.

(8)	Calculated in accordance with the regulatory capital requirements currently applicable to bank holding companies. RWAs were $443.79 billion and $431.89 billion as of September 2010 and December 2009, respectively, under Basel 1. See Note 15 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our regulatory capital ratios.

(9)	The Tier 1 common ratio equals Tier 1 capital less preferred stock and junior subordinated debt issued to trusts, divided by RWAs. We believe that the Tier 1 common ratio is meaningful because it is one of the measures that we and investors use to assess capital adequacy.

The following table sets forth the reconciliation of Tier 1 capital to Tier 1 common capital:

		As of
		September	December
		2010	2009
		(in millions)
Tier 1 capital		$69,800	$64,642
Deduct:	Preferred stock	(6,957)	(6,957)
	Junior subordinated debt issued to trusts	(5,000)	(5,000)

Tier 1 common capital		$57,843	$52,685

Our Tier 1 capital ratio increased to 15.7% as of September 2010 from 15.0% as of December 2009. The growth in our Tier 1 capital (primarily driven by an increase in our common shareholders’ equity) during the nine months ended September 2010 was partially offset by an increase in our RWAs. Our Tier 1 leverage ratio increased to 8.1% as of September 2010 from 7.6% as of December 2009, reflecting an increase in our Tier 1 capital, which was partially offset by a slight increase in our average adjusted total assets. Our adjusted leverage ratio increased to 7.8x as of September 2010 from 7.7x as of December 2009 primarily because our adjusted assets grew at a slightly higher rate than our tangible equity capital. Although total assets increased by 7.0% during the period, this growth was principally comprised of increases in low-risk assets (primarily securities purchased under agreements to resell and cash and securities segregated for regulatory and other purposes), which do not impact our adjusted assets.

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

The following tables set forth the daily VaR:

Average Daily VaR (1)
(in millions)

	Average for the
	Three Months		Nine Months
	Ended September		Ended September
Risk Categories	2010	2009	2010	2009
Interest rates	$88	$159	$95	$194
Equity prices	58	74	69	57
Currency rates	23	35	32	37
Commodity prices	29	27	37	35
Diversification effect (2)	(77)	(87)	(94)	(92)

Total	$121	$208	$139	$231

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our average daily VaR decreased to $121 million for the third quarter of 2010 from $208 million for the third quarter of 2009, principally due to a decrease in the interest rates category. The decrease in interest rates was primarily due to reduced credit exposures and lower levels of volatilities.

VaR excludes the impact of changes in counterparty and our own credit spreads on derivatives as well as changes in our own credit spreads on unsecured borrowings for which the fair value option was elected. The estimated sensitivity of our net revenues to a one basis point increase in credit spreads (counterparty and our own) on derivatives was a $3 million gain as of September 2010. In addition, the estimated sensitivity of our net revenues to a one basis point increase in our own credit spreads on unsecured borrowings for which the fair value option was elected was a $9 million gain (including hedges) as of September 2010.

Daily VaR (1)
(in millions)

	As of		Three Months Ended
	September	June	September 2010
Risk Categories	2010	2010	High	Low
Interest rates	$85	$96	$102	$82
Equity prices	64	50	86	41
Currency rates	42	30	51	15
Commodity prices	25	29	40	23
Diversification effect (2)	(91)	(67)

Total	$125	$138	$142	$107

(1)	Certain portfolios and individual positions are not included in VaR, where VaR is not the most appropriate measure of risk (e.g., due to transfer restrictions and/or illiquidity). See “— Other Market Risk Measures” below.

(2)	Equals the difference between total VaR and the sum of the VaRs for the four risk categories. This effect arises because the four market risk categories are not perfectly correlated.

Our daily VaR decreased to $125 million as of September 2010 from $138 million as of June 2010, primarily due to an increase in the diversification benefit across risk categories and a decrease in the interest rates category, partially offset by an increase in the equity prices and currency rates categories. The decrease in interest rates was primarily due to reduced credit exposures and lower levels of volatilities. The increases in equity prices and currency rates were primarily due to higher levels of exposures.

The following chart presents our daily VaR during the last four quarters:

Daily VaR
($ in millions)

Trading Net Revenues Distribution

The following chart sets forth the frequency distribution of our daily trading net revenues for substantially all inventory positions included in VaR for the quarter ended September 2010:

Daily Trading Net Revenues
($ in millions)

As part of our overall risk control process, daily trading net revenues are compared with VaR calculated as of the end of the prior business day. Trading losses incurred on a single day did not exceed our 95% one-day VaR during the third quarter of 2010.

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

The following table sets forth market risk for positions not included in VaR. These measures do not reflect diversification benefits across asset categories and, given the differing likelihood of the potential declines in asset categories, these measures have not been aggregated:

Asset Categories	10% Sensitivity Measure	10% Sensitivity
		Amount as of
		September 2010	June 2010
		(in millions)

FICC and Equities (1)
Equity (2)	Underlying asset value	$529	$543
Debt (3)	Underlying asset value	391	368

Principal Investments (4)
ICBC	ICBC ordinary share price	269	359
Other Equity (5)	Underlying asset value	1,091	1,006
Debt (6)	Underlying asset value	942	928
Real Estate (7)	Underlying asset value	743	684

(1)	In addition to the positions in these portfolios, which are accounted for at fair value, we make investments accounted for under the equity method and we also make direct investments in real estate, both of which are included in “Other assets” in the condensed consolidated statements of financial condition. Direct investments in real estate are accounted for at cost less accumulated depreciation. See Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on “Other assets.”

(2)	Relates to private and restricted public equity securities held within the FICC and Equities components of our Trading and Principal Investments segment.

(3)	Primarily relates to acquired portfolios of distressed loans (primarily backed by commercial and residential real estate collateral), loans backed by commercial real estate, and corporate debt held within the FICC component of our Trading and Principal Investments segment.

(4)	Represents investments included within the Principal Investments component of our Trading and Principal Investments segment.

(5)	Primarily relates to interests in our merchant banking funds that invest in corporate equities.

(6)	Primarily relates to interests in our merchant banking funds that invest in corporate mezzanine debt instruments.

(7)	Primarily relates to interests in our merchant banking funds that invest in real estate. The assets in which these funds invest are typically leveraged. This sensitivity measure is based on our percentage ownership of the underlying asset values in the funds.

During the third quarter of 2010, the decrease in the 10% sensitivity measure for our investment in the ordinary shares of ICBC in the Principal Investments component of our Trading and Principal Investments segment primarily reflected the partial sale of these shares. The increase in our 10% sensitivity measure for other equity positions in our Principal Investments component was primarily due to an increase in the fair value of the portfolio. The increase in our 10% sensitivity measure for real estate in our Principal Investments component was primarily due to new investment activity.

In addition to the positions included in VaR and the other risk measures described above, as of September 2010, we held approximately $10.70 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $4.61 billion of money market instruments, $1.19 billion of government and U.S. federal agency obligations, $2.97 billion of corporate debt securities and other debt obligations, and $1.50 billion of mortgage and other asset-backed loans and securities. As of December 2009, we held approximately $10.70 billion of financial instruments in our bank and insurance subsidiaries, primarily consisting of $5.12 billion of money market instruments, $1.25 billion of government and U.S. federal agency obligations, $2.78 billion of corporate debt securities and other debt obligations, and $1.31 billion of mortgage and other asset-backed loans and securities. In addition, as of September 2010 and December 2009, we held commitments and loans under the William Street credit extension program. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our William Street credit extension program.

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

As of September 2010 and December 2009, we held $99.15 billion (11% of total assets) and $83.83 billion (10% of total assets), respectively, of U.S. government and federal agency obligations included in “Trading assets, at fair value” and “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition. We held $46.60 billion (5% of total assets) and $38.61 billion (5% of total assets) of other sovereign obligations as of September 2010 and December 2009, respectively, principally consisting of securities issued by the governments of the United Kingdom, Japan and Germany as of September 2010, and the United Kingdom and Japan as of December 2009. In addition, as of September 2010 and December 2009, $117.46 billion and $87.63 billion of our securities purchased under agreements to resell and securities borrowed (including those in “Cash and securities segregated for regulatory and other purposes” in the condensed consolidated statements of financial condition), respectively, were collateralized by U.S. government and federal agency obligations. Our securities purchased under agreements to resell and securities borrowed collateralized by other sovereign obligations were $78.94 billion and $77.99 billion as of September 2010 and December 2009, respectively, principally consisting of securities issued by the governments of Germany and Japan as of September 2010, and Germany, the United Kingdom and Japan as of December 2009. As of September 2010 and December 2009, we did not have credit exposure to any other counterparty that exceeded 2% of our total assets.

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

The fair value of our derivative contracts is reflected net of cash collateral posted or received pursuant to credit support agreements and is reported on a net-by-counterparty basis in our condensed consolidated statements of financial condition when we believe a legal right of setoff exists under an enforceable netting agreement. For an OTC derivative, our credit exposure is directly with our counterparty and continues until the maturity or termination of such contract.

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

The following tables set forth the fair values of our OTC derivative assets and liabilities by product type and by tenor:

OTC Derivatives
(in millions)

Assets	As of September 2010
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$8,752	$37,880	$34,265	$54,297	$135,194
Credit	2,759	17,628	9,664	5,328	35,379
Currencies	11,325	10,613	5,739	9,178	36,855
Commodities	5,018	5,846	314	—	11,178
Equities	4,627	10,132	6,909	1,728	23,396
Netting across product types (1)	(2,932)	(7,152)	(4,385)	(2,464)	(16,933)

Subtotal	$29,549 (4)	$74,947	$52,506	$68,067	$225,069

Cross maturity netting (2)					(31,006)
Cash collateral netting (3)					(121,085)

Total					$72,978

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$5,109	$15,860	$18,219	$24,649	$63,837
Credit	997	4,941	2,431	2,174	10,543
Currencies	10,873	6,735	4,111	3,401	25,120
Commodities	4,499	8,150	1,113	1,798	15,560
Equities	4,037	4,626	3,715	568	12,946
Netting across product types (1)	(2,932)	(7,152)	(4,385)	(2,464)	(16,933)

Subtotal	$22,583 (4)	$33,160	$25,204	$30,126	$111,073

Cross maturity netting (2)					(31,006)
Cash collateral netting (3)					(18,875)

Total					$61,192

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category, pursuant to enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category, where appropriate.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $22.50 billion and $17.41 billion, respectively.

OTC Derivatives
(in millions)

Assets	As of December 2009
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$14,266	$37,146	$25,608	$37,721	$114,741
Credit	5,743	20,465	11,497	6,281	43,986
Currencies	9,870	12,789	6,408	6,955	36,022
Commodities	6,201	7,546	521	41	14,309
Equities	6,742	8,818	4,920	2,350	22,830
Netting across product types (1)	(3,480)	(6,256)	(3,047)	(1,399)	(14,182)

Subtotal	$39,342 (4)	$80,508	$45,907	$51,949	$217,706

Cross maturity netting (2)					(24,681)
Cash collateral netting (3)					(124,603)

Total					$68,422

Liabilities
	0 - 12	1 - 5	5 - 10	10 Years
Product Type	Months	Years	Years	or Greater	Total
Interest rates	$7,042	$12,831	$11,421	$12,518	$43,812
Credit	2,487	7,168	2,356	2,116	14,127
Currencies	12,202	4,003	2,789	2,132	21,126
Commodities	6,922	7,161	1,157	846	16,086
Equities	4,213	3,746	3,371	586	11,916
Netting across product types (1)	(3,480)	(6,256)	(3,047)	(1,399)	(14,182)

Subtotal	$29,386 (4)	$28,653	$18,047	$16,799	$92,885

Cross maturity netting (2)					(24,681)
Cash collateral netting (3)					(14,743)

Total					$53,461

(1)	Represents the netting of receivable balances with payable balances for the same counterparty across product types within a tenor category, pursuant to enforceable netting agreements. Receivable and payable balances with the same counterparty in the same product type and tenor category are netted within such product type and tenor category, where appropriate.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements.

(3)	Represents the netting of cash collateral received and posted on a counterparty basis pursuant to credit support agreements.

(4)	Includes fair values of OTC derivative assets and liabilities, maturing within six months, of $21.60 billion and $18.08 billion, respectively.

The following tables set forth the distribution, by credit rating, of our exposure with respect to OTC derivatives by tenor, both before and after consideration of the effect of collateral and netting agreements. The categories shown reflect our internally determined public rating agency equivalents:

OTC Derivative Credit Exposure
(in millions)

	As of September 2010
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$690	$1,223	$1,224	$2,715	$5,852	$(945)	$4,907	$4,243
AA/Aa2	5,662	9,207	9,788	12,756	37,413	(24,274)	13,139	8,570
A/A2	14,074	39,513	31,827	33,144	118,558	(88,372)	30,186	19,485
BBB/Baa2	4,071	18,056	6,241	17,307	45,675	(32,883)	12,792	8,214
BB/Ba2 or lower	4,167	5,850	3,114	2,048	15,179	(5,576)	9,603	6,267
Unrated	885	1,098	312	97	2,392	(41)	2,351	1,804

Total	$29,549 (1)	$74,947	$52,506	$68,067	$225,069	$(152,091)	$72,978	$48,583

	As of December 2009
								Exposure
Credit Rating	0 - 12	1 - 5	5 - 10	10 Years				Net of
Equivalent	Months	Years	Years	or Greater	Total	Netting (2)	Exposure	Collateral

AAA/Aaa	$2,020	$3,157	$3,507	$2,567	$11,251	$(5,603)	$5,648	$5,109
AA/Aa2	5,285	10,745	7,090	8,954	32,074	(19,653)	12,421	8,735
A/A2	22,707	47,891	30,267	31,203	132,068	(107,942)	24,126	20,111
BBB/Baa2	4,402	8,300	3,024	7,830	23,556	(11,064)	12,492	6,202
BB/Ba2 or lower	4,444	9,438	1,735	1,354	16,971	(4,914)	12,057	7,381
Unrated	484	977	284	41	1,786	(108)	1,678	1,161

Total	$39,342 (1)	$80,508	$45,907	$51,949	$217,706	$(149,284)	$68,422	$48,699

(1)	Includes fair values of OTC derivative assets, maturing within six months, of $22.50 billion and $21.60 billion as of September 2010 and December 2009, respectively.

(2)	Represents the netting of receivable balances with payable balances for the same counterparty across tenor categories, pursuant to enforceable netting agreements, and the netting of cash collateral received, pursuant to credit support agreements. Receivable and payable balances with the same counterparty in the same tenor category are netted within such tenor category, where appropriate.

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

The Basel Committee has introduced for public comment a new framework for liquidity risk management for financial institutions. While the principles behind the proposed measures are broadly consistent with our liquidity management framework and policies, it is possible that the final standards and future changes could impact the firm’s liquidity and funding requirements and practices.

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

The following table sets forth the average loan value of the securities (the estimated amount of cash that would be advanced by counterparties against these securities), as well as certain overnight cash deposits that are included in our Global Core Excess:

	Three Months	Year Ended
	Ended September	December
	2010	2009
	(in millions)
U.S. dollar-denominated	$142,842	$120,970
Non-U.S. dollar-denominated	30,184	45,404

Total Global Core Excess	$173,026	$166,374

As of September 2010 and December 2009, the loan value of the securities and certain overnight cash deposits included in our Global Core Excess totaled $171.52 billion and $168.99 billion, respectively. Based on the results of our internal liquidity model as well as a qualitative assessment of the condition of the financial markets and of Goldman Sachs, we believe our liquidity position in the current environment is appropriate.

(1) The Global Core Excess excludes liquid assets of $4.09 billion held separately by William Street Funding Corporation. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding the William Street credit extension program.

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

The following table sets forth the average loan value of our Global Core Excess by asset class:

	Three Months	Year Ended
	Ended September	December
	2010	2009
	(in millions)
Overnight cash deposits	$27,040	$21,341
Federal funds sold	—	374
U.S. government obligations	114,561	85,702
U.S. agency obligations and highly liquid U.S. agency mortgage-backed obligations	2,159	15,108
French, German, United Kingdom and Japanese government obligations	29,266	43,849

Total	$173,026	$166,374

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

The Global Core Excess is held at Group Inc. and our major broker-dealer and bank subsidiaries, as set forth in the table below:

	Average for the
	Three Months	Year Ended
	Ended September	December
	2010	2009
	(in millions)
Group Inc.	$54,175	$54,660
Major broker-dealer subsidiaries	74,362	70,526
Bank subsidiaries	44,489	41,188

Total	$173,026	$166,374

In addition to our Global Core Excess, we have a significant amount of other unencumbered securities as a result of our business activities. These assets include other government bonds, high-grade money market securities, corporate bonds and marginable equities. We do not include these securities in our Global Core Excess.

In reporting our Global Core Excess and other unencumbered assets, we use loan values that are based on stress-scenario borrowing capacity and we regularly review these assumptions asset class by asset class. The estimated aggregate loan value of our Global Core Excess, cash deposits not included in the Global Core Excess and our other unencumbered assets averaged $213.52 billion and $210.48 billion for the three months ended September 2010 and year ended December 2009, respectively.

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

Secured Funding.  We fund a substantial portion of our inventory on a secured basis, which we believe provides us with a more stable source of liquidity than unsecured financing, as it is less sensitive to changes in our credit quality due to the underlying collateral. However, we recognize that the terms or availability of secured funding, particularly overnight funding, can deteriorate rapidly in a difficult environment. To help mitigate this risk, we generally do not rely on overnight secured funding, unless collateralized with highly liquid securities such as securities eligible for inclusion in our Global Core Excess. Substantially all of our other secured funding is executed for tenors of one month or greater. Additionally, we monitor counterparty concentration and hold a portion of our Global Core Excess for refinancing risk associated with all secured funding transactions. We seek longer terms for secured funding collateralized by lower-quality assets, as we believe these funding transactions may pose greater refinancing risk. The weighted average maturity of our secured funding, excluding funding collateralized by highly liquid securities eligible for inclusion in our Global Core Excess, exceeded 100 days as of September 2010.

Unsecured Short-Term Borrowings.  Our liquidity also depends on the stability of our unsecured short-term financing base. Accordingly, we prefer issuing promissory notes, in which we do not make a market, over commercial paper, which we may repurchase prior to maturity through the ordinary course of business as a market maker. As of September 2010, our unsecured short-term borrowings, including the current portion of unsecured long-term borrowings, were $43.95 billion. See Note 6 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our unsecured short-term borrowings.

Unsecured Long-Term Borrowings.  We issue unsecured long-term borrowings as a source of total capital in order to meet our long-term financing requirements. The following table sets forth our quarterly unsecured long-term borrowings maturity profile through the third quarter of 2016 as of September 2010:

Unsecured Long-Term Borrowings Maturity Profile
 ($ in millions)

The weighted average maturity of our unsecured long-term borrowings as of September 2010 was approximately seven years. To mitigate refinancing risk, we seek to limit the principal amount of debt maturing on any one day or during any week or year. We swap a substantial portion of our long-term borrowings into floating rate obligations in order to minimize our exposure to interest rates.

Deposits.  As of September 2010, our bank depository institution subsidiaries had $38.44 billion in customer deposits, including $10.03 billion of certificates of deposit and other time deposits with a weighted average maturity of three years, and $28.41 billion of other deposits, substantially all of which were from cash sweep programs. GS Bank USA has access to funding through the Federal Reserve Bank discount window. While we do not rely on funding through the Federal Reserve Bank discount window in our liquidity modeling and stress testing, we maintain policies and procedures necessary to access this funding.

Temporary Liquidity Guarantee Program (TLGP).  As of September 2010, we had outstanding $20.57 billion of senior unsecured debt (comprised of $7.23 billion of short-term and $13.34 billion of long-term) guaranteed by the FDIC under the TLGP, all of which will mature on or prior to June 15, 2012. We have not issued long-term debt under the TLGP since March 2009 and the program has expired for new issuances.

See “Risk Factors” in Part I, Item 1A of our 2009 Annual Report on Form 10-K for a discussion of factors that could impair our ability to access the capital markets.

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

	As of
	September	December
	2010	2009
	(in millions)
Mortgage and other asset-backed loans and securities	$14,351	$14,277
Bank loans and bridge loans (1)	17,789	19,345
Emerging market debt securities	3,259	2,957
High-yield and other debt obligations	11,069	12,028
Private equity investments and real estate fund investments (2)	14,204	14,633
Emerging market equity securities	5,236	5,193
ICBC ordinary shares (3)	7,553	8,111
SMFG convertible preferred stock (4)	—	933
Other restricted public equity securities	149	203
Other investments in funds (5)	3,107	2,911

(1)	Includes funded commitments and inventory held in connection with our origination and secondary trading activities.

(2)	Includes interests in our merchant banking funds. Such amounts exclude assets related to consolidated investment funds of $897 million and $919 million as of September 2010 and December 2009, respectively, for which Goldman Sachs does not bear economic exposure. Excludes $1.32 billion as of September 2010, related to VIEs consolidated upon adoption of ASU No. 2009-17, for which Goldman Sachs does not bear economic exposure.

(3)	Includes interests of $4.86 billion and $5.13 billion as of September 2010 and December 2009, respectively, held by investment funds managed by Goldman Sachs.

(4)	During the first quarter of 2010, we converted our remaining SMFG preferred stock investment into common stock and delivered the common stock to close out our remaining hedge position.

(5)	Includes interests in other investment funds that we manage.

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

Group Inc. has provided substantial amounts of equity and subordinated indebtedness, directly or indirectly, to its regulated subsidiaries. For example, as of September 2010, Group Inc. had $26.38 billion of such equity and subordinated indebtedness invested in GS&Co., its principal U.S. registered broker-dealer; $22.94 billion invested in GSI, a regulated U.K. broker-dealer; $2.71 billion invested in Goldman Sachs Execution & Clearing, L.P., a U.S. registered broker-dealer; $4.09 billion invested in Goldman Sachs Japan Co., Ltd., a regulated Japanese broker-dealer; and $23.58 billion invested in GS Bank USA, a regulated New York State-chartered bank. Group Inc. also had $88.18 billion of unsubordinated loans and $14.83 billion of collateral provided to these entities as of September 2010, as well as significant amounts of capital invested in and loans to its other regulated subsidiaries.

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

Credit Ratings

The following table sets forth our unsecured credit ratings (excluding debt guaranteed by the FDIC under the TLGP) and outlook as of September 2010:

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

We rely upon the short-term and long-term debt capital markets to fund a significant portion of our day-to-day operations. The cost and availability of debt financing is influenced by our credit ratings. Credit ratings are important when we are competing in certain markets and when we seek to engage in longer-term transactions, including OTC derivatives. See “Risk Factors” in Part I, Item 1A of our 2009 Annual Report on Form 10-K for a discussion of the risks associated with a reduction in our credit ratings.

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

In evaluating our liquidity requirements, we consider and reserve in our Global Core Excess, additional collateral or termination payments that may be required in the event of a two-notch reduction in our long-term credit ratings, as well as collateral that has not been called by counterparties, but is available to them. Based on our credit ratings as of September 2010, additional collateral or termination payments pursuant to bilateral agreements with certain counterparties of approximately $1.50 billion and $2.98 billion could have been called by counterparties in the event of a one-notch and two-notch reduction, respectively, in our long-term credit ratings.

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

Nine Months Ended September 2010.  Our cash and cash equivalents decreased by $2.16 billion to $36.13 billion at the end of the third quarter of 2010. We generated net cash of $3.13 billion in our operating activities. We used net cash in investing and financing activities of $5.29 billion, primarily due to net repayments in unsecured and secured long-term borrowings and repurchases of common stock, partially offset by net proceeds from issuances of short-term secured borrowings.

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

Balance Sheet

As of September 2010, total assets on our condensed consolidated statement of financial condition were $908.68 billion, an increase of $59.74 billion from December 2009. This increase is primarily attributable to (i) an increase in securities purchased under agreements to resell and federal funds sold of $33.83 billion, primarily due to increased matched book activities and (ii) an increase in cash and securities segregated for regulatory and other purposes of $15.53 billion, primarily due to an increase in reserve balances held by broker-dealer subsidiaries related to client-driven activity.

As of September 2010, total liabilities on our condensed consolidated statement of financial condition were $833.02 billion, an increase of $54.79 billion from December 2009. This increase is primarily attributable to (i) an increase in trading liabilities, at fair value of $26.20 billion, primarily due to increases in non-U.S. government obligations, equities and convertible debentures, and derivative contracts and (ii) an increase in securities sold under agreements to repurchase of $22.07 billion, primarily due to an increase in firm funding.

As of September 2010 and December 2009, our securities sold under agreements to repurchase, accounted for as collateralized financings, were $150.43 billion and $128.36 billion, respectively, which were 2% higher and 2% lower than the daily average amount of repurchase agreements over the respective quarters. The level of our repurchase agreements fluctuates between and within periods, primarily driven by our franchise activity of providing clients with access to highly liquid collateral, such as U.S. government, federal agency and investment-grade sovereign obligations, through collateralized financing activities. As of September 2010, the 2% increase in our repurchase agreements relative to the daily average during the third quarter of 2010 was due to an increase in our matched book business related to client-driven activity at the end of the quarter.

Recent Accounting Developments

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding Recent Accounting Developments.

Cautionary Statement Pursuant to the U.S. Private Securities
Litigation Reform Act of 1995

We have included or incorporated by reference in this Quarterly Report on Form 10-Q, and from time to time our management may make, statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. For a discussion of some of the risks and important factors that could affect our future results and financial condition, see “Risk Factors” in Part I, Item 1A of our 2009 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2009 Annual Report on Form 10-K.

Statements about our investment banking transaction backlog also may constitute forward-looking statements. Such statements are subject to the risk that the terms of these transactions may be modified or that they may not be completed at all; therefore, the net revenues, if any, that we actually earn from these transactions may differ, possibly materially, from those currently expected. Important factors that could result in a modification of the terms of a transaction or a transaction not being completed include, in the case of underwriting transactions, a decline or weakness in general economic conditions, outbreak of hostilities, volatility in the securities markets generally or an adverse development with respect to the issuer of the securities and, in the case of financial advisory transactions, a decline in the securities markets, an inability to obtain adequate financing, an adverse development with respect to a party to the transaction or a failure to obtain a required regulatory approval. For a discussion of other important factors that could adversely affect our investment banking transactions, see “Risk Factors” in Part I, Item 1A of our 2009 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2009 Annual Report on Form 10-K.

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

We are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising in connection with the conduct of our businesses. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period. Given the range of litigation and investigations presently under way, our litigation expenses can be expected to remain high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Estimates” in Part I, Item 2 of this Quarterly Report on Form 10-Q. See Note 8 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on certain judicial, regulatory and legal proceedings.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of Group Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of our common stock during the three months ended September 30, 2010.

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares That May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs (1)	Programs (1)
Month #1 (July 1, 2010 to July 31, 2010)	500,000	$148.91	500,000	47,156,476
Month #2 (August 1, 2010 to August 31, 2010)	2,650,000	146.69	2,650,000	44,506,476
Month #3 (September 1, 2010 to September 30, 2010)	2,250,000	147.17	2,250,000	42,256,476

Total	5,400,000		5,400,000

(1)	On March 21, 2000, we announced that the Board of Directors of Group Inc. (Board) had approved a repurchase program, pursuant to which up to 15 million shares of our common stock may be repurchased. This repurchase program was increased by an aggregate of 280 million shares by resolutions of our Board adopted on June 18, 2001, March 18, 2002, November 20, 2002, January 30, 2004, January 25, 2005, September 16, 2005, September 11, 2006 and December 17, 2007. We seek to use our share repurchase program to substantially offset increases in share count over time resulting from employee share-based compensation and to help maintain the appropriate level of common equity. The repurchase program is effected primarily through regular open-market purchases, the amounts and timing of which are determined primarily by our issuance of shares resulting from employee share-based compensation as well as our current and projected capital position (i.e., comparisons of our desired level of capital to our actual level of capital), but which may also be influenced by general market conditions and the prevailing price and trading volumes of our common stock. Any repurchase of our common stock requires approval by the Board of Governors of the Federal Reserve System. The total remaining authorization under the repurchase program was 41,056,476 shares as of October 29, 2010; the repurchase program has no set expiration or termination date.

Item 6:	Exhibits

Exhibits:

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15.1	Letter re: Unaudited Interim Financial Information.

31.1	Rule 13a-14(a) Certifications.*

32.1	Section 1350 Certifications.*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2010 and September 25, 2009, (ii) the Condensed Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2010 and year ended December 31, 2009, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 25, 2009, (v) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 and September 25, 2009, and (vi) the notes to the Condensed Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GOLDMAN SACHS GROUP, INC.

By:	/s/ David A. Viniar
Name: David A. Viniar

Title:	Chief Financial Officer

By:	/s/ Sarah E. Smith
Name: Sarah E. Smith

Title:	Principal Accounting Officer

Date: November 8, 2010